Form 10-K
period 2011-12-31
SELECTIVE INSURANCE GROUP INC
filed 2012-02-24
CIK 230557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011
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

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $859,389,812 on June 30, 2011. As of February 15, 2012, the registrant had outstanding 54,741,402 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 25, 2012 are incorporated by reference into Part III of this report.

SELECTIVE INSURANCE GROUP, INC.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company, incorporated in 1977, that offers property and casualty insurance products and services through its insurance subsidiaries (collectively referred to as “we,” “us,” or “our”). Our main offices are located in Branchville, New Jersey and our Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” In 2011, we were ranked as the 50th largest property and casualty group in the United States based on 2010 net premium written (“NPW”) in A.M. Best and Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance products and services; and
•	Investments, which invests the premiums collected by our insurance operations.

Our Insurance Operations offers standard market insurance products and services through seven insurance subsidiaries and, in 2011, we began offering excess and surplus lines (“E&S”) insurance products as the result of the following acquisition activity:

•	The purchase of the renewal rights to an E&S book of business in August 2011. This renewal book had gross annual premiums of approximately $77 million in 2010.
•	The purchase of Montpelier U.S. Insurance Company (“MUSIC”) in December 2011. MUSIC had gross annual premiums of approximately $48 million in 2010.
•	For each of the acquisitions, all unearned premium reserves remained with the selling entities. Only premium written after the closings is for our account. For the renewal rights book, this was August 1, 2011 and for the MUSIC book this was January 1, 2012.
•	During 2011, $24.1 million of E&S lines premium was recorded by us.

Our eight insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”.

We derive substantially all of our income in three ways:

•	Underwriting income from Insurance Operations. Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. The gross premiums we bill our insureds are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums billed less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over the policy’s term as net premiums earned (“NPE”). Expenses related to our Insurance Operations fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as agent commissions, premium taxes, reinsurance, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•	Net investment income from Investments. We generate income from investing insurance premiums from the time they are collected until the time we need to make certain expenditures such as paying loss and loss expenses, underwriting expenses, equity and debt offering obligations, and policyholder dividends. Net investment income consists primarily of interest earned on fixed maturity investments, dividends earned on equity securities, and other income primarily generated from our alternative investment portfolio.

•	Net realized gains and losses on investment securities from the Investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, maturities, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”).

We measure the performance of our Insurance Operations by the combined ratio. Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding: (i) the loss and loss adjustment expense ratio, which is the ratio of incurred loss and loss adjustment expense to NPE; (ii) the expense ratio, which is the ratio of policy acquisition and other underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or other non-insurance related income or expense.

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

Insurance Operations Products and Services

The types of insurance we sell in our Insurance Operations fall into three broad categories:

•	Standard market property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property. Property claims are generally reported and settled in a relatively short period of time;

•	Standard market casualty insurance, which generally covers the financial consequences of employee injuries in the course of employment and bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities. Some casualty claims may take several years to be reported and settled; and

•	E&S insurance, which generally provides property and casualty coverage through established underwriting guidelines to small commercial accounts with moderate degrees of hazard that do not have access to coverage in the standard markets because of their small premium size, unique/niche risk characteristics, and/or regulatory restrictions that prevent standard markets from offering appropriate underwriting terms and conditions. E&S property claims are generally reported and settled in a relatively short period of time, whereas E&S casualty claims may take several years to be reported and settled.

The main Commercial Lines we underwrite and insure primarily through traditional insurance and, to a lesser extent, through alternative risk management products, such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts, are as follows:

Type of Policy	Category of Insurance
Standard Insurance
Commercial Property	Property
Commercial Automobile	Property/Casualty
General Liability (including Excess Liability/Umbrella)	Casualty
Workers Compensation	Casualty
Business Owners Policy	Property/Casualty
Bonds (Fidelity and Surety)	Casualty
Flood[1]	Property

1Flood insurance premiums and losses are 100% ceded to the federal government’s write-your-own (“WYO”) Program. Certain other policies contain minimal Flood or Flood related coverages.

The main Personal Lines we underwrite and insure are as follows:

Type of Policy	Category of Insurance
Homeowners	Property/Casualty
Personal Automobile	Property/Casualty
Flood[1]	Property

1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO Program. Certain other policies contain minimal Flood or Flood related coverages.

The main E&S products that we underwrite and insure are as follows:

Type of Policy	Category of Insurance
General Liability (including Excess Liability/Umbrella)	Casualty
Commercial Property	Property

Product Development and Pricing

Our Insurance Operations policies are contracts that specify our coverages – what we will pay to or for an insured upon specified losses. We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”). Determining the price to charge for our coverages is complicated. At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future. To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends. In the last five years, we have also developed predictive models for certain of our standard insurance lines. Predictive models analyze historical statistical data regarding our insureds and their loss experience, ranks our policies based on this analysis, and applies this risk data to current and future insureds to predict the likely profitability of an account. A model’s predictive capabilities are limited by the amount and quality of the statistical data available. As a regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs. Consequently, we use ISO data to supplement our own.

Customers and Customer Markets

Commercial Lines customers represent 81% of our total DPW. We categorize this business as follows:

	Percent of Total Commercial Lines	Average Premium per Policy	Description
Small Business	21%	$2,314	Standard insurance policies generally under $25,000, with certain restrictions for hazard grade and exposure that can be written through our internet-based One & Done® and Two & Done automated underwriting templates.

Middle Market Business	66%	$8,563	Standard insurance policies that cannot be written through our automated systems and are the focus of our field-based underwriters, known as agency management specialists (“AMSs”).

Large Account Business	11%	$138,750	Standard insurance policies that are larger in size or include alternative risk transfer. This business is written by large account specialists. Approximately 24% of these accounts include alternative risk transfer mechanisms.

E&S Business	2%	$2,204	E&S insurance policies that are generally written through contract binding authority through established underwriting guidelines with our wholesale general agency partners.

We do not sub-divide our Personal Lines customers by size or class. No one customer accounts for 10% or more of our premium within our Insurance Operations segment.

Geographic Markets

We principally sell our standard insurance products and services in 22 states in the Eastern and Midwestern regions of the country. In addition, beginning in 2012, we have the ability to write E&S business in all 50 states and the District of Columbia. We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The principal states where we conduct business and their respective percentage of our total NPW over the last three fiscal years is shown in the following table:

	Year Ended December 31,
% of NPW	2011	2010	2009
New Jersey	25.3%	26.2	26.9
Pennsylvania	13.0	13.8	14.0
New York	8.3	9.0	10.1
Maryland	6.4	6.9	7.1
Illinois	5.5	5.5	5.6
Virginia	5.3	5.3	5.4
Indiana	4.9	4.8	4.1
Michigan	3.6	3.0	2.7
Georgia	3.1	3.1	3.5
North Carolina	3.0	3.3	3.5
South Carolina	2.7	2.6	2.6
Ohio	2.7	2.5	2.3
Other states	16.2	14.0	12.2
Total	100.0%	100.0	100.0

Distribution and Marketing

We sell and distribute our Insurance Operations standard products and services through independent retail insurance agents. As of December 31, 2011, we had retail agency agreements with approximately 1,000 independent agencies. As these agencies often have multiple offices, we have approximately 1,800 independent agency offices selling our products and services. We sell and distribute our Insurance Operations E&S products primarily through contract binding authority with approximately 90 wholesale general agencies, who in-turn receive their business through numerous retail agencies. We pay our agencies commissions and other consideration for business placed with us. We seek to compensate our agencies fairly and consistent with market practices. No one agency is responsible for 10% or more of our Insurance Operations premium.

Independent insurance agents and brokers write approximately 80% of commercial property and casualty insurance and approximately a third of the personal lines insurance business in the United States according to a study released in 2011 by the Independent Insurance Agents & Brokers of America. We believe that independent insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and can provide a wider choice of commercial lines and personal lines insurance products to insureds. Because our agencies generally represent several of our competitors and we face competition within our distribution channel, it is sometimes difficult to develop brand recognition among our customers, who do not always differentiate between insurance carriers and insurance coverages because of their reliance on their independent insurance agent. Our primary marketing strategy with agents is to:

•	Use a business model that provides them resources within close geographic proximity, including: (i) field underwriters; (ii) regional office underwriters, (iii) safety management specialists; and (iv) field claims personnel. These resources make timely underwriting and claim decisions based on established authority parameters;

•	Develop close relationships with each agency and its principals: (i) by soliciting their feedback on products and services; (ii) by advising them concerning company developments; and (iii) through significant interaction with them; and

•	Develop with each agency, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with us; (ii) amounts of premium or numbers of policies placed with us; (iii) customer service levels; and (iv) profitability of business placed with us.

In our most recent survey, which was conducted in 2010, we received an overall satisfaction score of 8.3 out of 10 from our agent survey, which highlighted our agents’ satisfaction with our Commercial Lines products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Field and Technology Strategies Supporting Independent Agent Distribution

We use the service mark “High-tech x High-touch = HT2 SM” to describe our Insurance Operations business strategy. “High-tech” refers to our technology that we use to make it easy for our independent insurance agents and customers to do standard business with us. “High-touch” refers to the close relationships that we have with our independent insurance agents and customers due to our field business model that places underwriters, claims representatives, technical staff, and safety management representatives near our agents and customers.

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

At December 31, 2011, including our E&S business, we had approximately 2,000 employees, 300 of which work in the field.

We support our field model with our corporate headquarters in Branchville, New Jersey, and regional branch offices (“Regions”). As of December 31, 2011, the Regions and their office locations were as follows:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
E&S	Horsham, Pennsylvania and Scottsdale, Arizona

Underwriting Process Involving Agents and Field Model

Our underwriting process requires communication and interaction among:

•	Our independent agents, who act as front-line underwriters, our AMSs, our field marketing specialists, and our corporate underwriters;
•	Our corporate underwriting department, which includes our strategic business units (“SBUs”), organized by product and customer type, and our line-of-business units. These units develop our pricing and underwriting guidelines in conjunction with the Regions;
•	Our Regions, which establish: (i) annual premium and pricing goals in consultation with the SBUs; (ii) agency new business targets; and (iii) agency profit improvement plans; and
•	Our Actuarial Department, located in our corporate headquarters, which assists in the determination of rate and pricing levels, while also monitoring pricing and profitability.

We also have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our independent agents by servicing Personal Lines and Commercial Lines Small Business and Middle Market accounts. At the USC, our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our independent agents agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2011, our USC was servicing Commercial Lines NPW of $45 million and Personal Lines NPW of $29 million. The $74 million total serviced by the USC represents 5% of our total NPW.

We believe that our field model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving an insured’s safety and risk management programs – and we have obtained the service mark “Safety Management: Solutions for a safer workplace®.” Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our insureds to identify and eliminate potential loss exposures.

Claims Management and Field Claims Model

Effective, fair, and timely claims management is one of the most important services that we provide our customers and agents. It also is one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of loss and loss expenses; and (ii) maintenance of timely and adequate claims reserves. We believe that we can achieve lower claims expenses through our field model by locating claims representatives in close proximity to our customers and independent agents.

Claims management specialists (“CMSs”) are primarily responsible for investigating and settling the majority of our non workers compensation claims directly with insureds and claimants. By promptly and personally investigating claims, we believe CMSs are able to provide better customer and agent service and quickly resolve claims within their authority. All workers compensation claims are handled in the Regional Claim Offices through a specialized claim handling model. Workers compensation adjusters specialize in medical management, investigation, resolution, or fast tracking portions of a claim. Because of the special nature of property claims, CMSs refer those claims above certain amounts to our general property adjusters for consultation. We also refer complex liability claims to an experienced adjusting team that focuses solely on complex large exposure liability claims. All environmental claims are referred to our specialized corporate environmental unit. This structure allows us to provide experienced adjusting to each claim segment.

We also have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC receives first notices of loss from our insureds and claimants. The CSC is designed to help: (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase our use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims. Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or the specialized area at our corporate headquarters.

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

Technology

We leverage the use of technology in our business. In recent years, we have made significant investments in information technology platforms, integrated systems, Internet-based applications, and predictive modeling initiatives. We did this to provide:

•	Our independent agents and customers with access to accurate business information and the ability to process certain transactions from their locations, seamlessly integrating those transactions into our systems;

•	Our SIU investigators access to our business intelligence systems to better indentify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments the ability to expand and enhance their models through the use of our business intelligence systems, an effort that is expected to be completed over the coming year; and

•	Our underwriters with targeted pricing tools to enhance profitability while growing the business.

In 2011, for the fourth consecutive year, we received the Interface Partner Award from Applied Systems, an automated solutions provider to independent insurance agents, for our commitment to real-time communication with agencies. The award recognized our leadership and innovation, specifically citing our interface advancements in download and real-time rating. In 2011, we also received the Quantum Award from NetVu, for outstanding achievements in agency-company technology, offering superior workflow productivity and profitability for the company’s independent agency partners.

We manage our information technology projects through an enterprise project management office (“EPMO”). The EPMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe that the EPMO is an important factor in the success of our technology implementation. Our technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We also have agreements with two consulting and information technology services companies from India that have a significant presence in the United States to provide supplemental staffing services to our information technology operation. Together, they provide approximately 24% of our total capacity for skilled technology resources. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated either vendor.

In 2011, we launched several initiatives to enhance our customers’ experience with us. In addition to redesigning our bill to provide clearer communication to our customers, we are currently working on changes to our customer Internet portal, and are conducting customer and brand assessment surveys.

Insurance Operations Competition

Market Competition

The commercial lines property and casualty market is highly competitive and market share is fragmented among many companies. Despite a slight economic improvement and some encouraging signs of price firming, A.M. Best maintains its negative outlook for the commercial lines segment for 2012. We compete with four types of companies, primarily on the basis of price, coverage terms, claims service, safety management services, ease of technology, and financial ratings:

•	Regional insurers, such as Cincinnati Financial Corporation, The Hanover Insurance Group, Inc., and Harleysville Group, Inc., which offer commercial lines and personal lines products and services;

•	National insurers, such as Liberty Mutual Group, The Travelers Companies, Inc., The Hartford Financial Services Group, Inc., and Zurich Financial Services Group, which offer commercial lines and personal lines products and services;

•	Alternative risk insurers, which includes entities that self-insure their risks. Generally, only large entities have the capacity to self-insure. In the public sector, some small and mid-sized public entities have the opportunity to partially self-insure their risks through the use of risk pools or joint insurance funds that are generally created by legislative act; and

•	E&S lines insurers, such as Scottsdale, Nautilus, Colony, Markel, Western World, Century Surety and Burlington, which offer a variety of property and casualty insurance products on an E&S basis. In addition, we also face competition from E&S lines insurers who work directly with retail agencies such as U.S. Liability Insurance. Our E&S business is typically small-to-medium sized accounts that are subject to a lower level of competition than larger accounts.

We also face competition in personal lines, although the market is less fragmented than commercial lines and carriers have been more successful at obtaining rate increases. The A.M. Best outlook for personal lines is stable, as the auto line continues to perform well with generally adequate and stable returns. Our Personal Lines business faces competition primarily from the regional and national carriers noted above, as well as direct insurers such as GEICO and The Progressive Corporation, which primarily offer personal lines coverage and market through a direct response model.

Some of these competitors are public companies and some are mutual companies. Some, like us, rely solely on independent insurance agents for distribution of their products and services and have competition within their distribution channel. Others either employ their own agents who only represent one insurance carrier or use a combination of independent and captive agents. In 2011, we, along with the Independent Insurance Agents and Brokers of America and several other insurance companies, have invested in an initiative that will provide independent agents with digital marketing products and services. This initiative seeks to increase the independent agents’ share of the personal lines marketplace by improving their online visibility.

Financial Ratings

Because agent and customer concerns about a carrier’s ability to pay claims in the future are such an important factor in our competitiveness, our financial ratings are important. Major financial rating agencies evaluate us on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most significantly influenced by our rating from A.M. Best. We have had our current rating of “A+ (Superior)” for the last 50 years. A.M. Best uses its Financial Strength Rating of “Secure,” and a descriptor of “Superior,” for its “A+” rating, which it defines as, “assigned to companies that have, in our opinion, a superior ability to meet their ongoing obligations.” It is the second highest of 15 ratings. Only approximately 9% of ratings groups carry an “A+” or better rating from A.M. Best.

Our A.M. Best Financial Strength Rating of “A+ (Superior)” with a “negative” outlook was most recently reaffirmed in the second quarter of 2011. A.M. Best cited our strong capitalization, solid level of operating profitability and established presence within our targeted regional markets in establishing their rating. The negative outlook reflects the ongoing challenges to improve underwriting performance given the competitive nature of the marketplace coupled with elevated catastrophe losses through April 2011. Following the acquisition of MUSIC, the newly-acquired company was included in our Insurance Subsidiaries intercompany pooling agreement. As a result, on January 12, 2012, A.M. Best upgraded the Financial Strength Rating of MUSIC to “A+ (Superior)” from “A- (Excellent)” with a negative outlook to reflect their revised pooled rating. A downgrade from A.M. Best to a rating below “A-” could affect our ability to write new business with customers and/or agents, some of whom are required (under various third party agreements) to obtain insurance with a carrier that maintains a minimum A.M. Best rating; usually an “A-.”

Our standard market Insurance Subsidiaries’ ratings by other major rating agencies, are as follows:

Rating Agency	Financial Strength Rating	Outlook
Standard & Poor’s (“S&P”)	A	Stable
Moody’s Investors Service (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

While customers and agents may be aware of our S&P, Moody’s and Fitch financial strength ratings, these ratings are not as important in insurance decision-making. They do, however, affect our ability to access capital markets. For further discussion on this, please see the “Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Other factors that might impact our competitiveness are discussed in Item 1A. “Risk Factors.” of this Form 10-K.

Reinsurance

We use reinsurance to protect our capital resources and insure us against losses on property and casualty risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries in which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that our Insurance Operations issue to insureds.

Reinsurance Pooling Agreement

The primary purposes of the reinsurance pooling agreement among our Insurance Subsidiaries are the following:

•	Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•	Prevent any of our Insurance Subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

Under the Pooling Agreement, as of December 31, 2011, the following Insurance Subsidiaries mutually reinsure all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary’s name on the table below:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America (SICA)	49.5%
Selective Way Insurance Company (SWIC)	21.0%
Selective Insurance Company of South Carolina (SICSC)	9.0%
Selective Insurance Company of the Southeast (SICSE)	7.0%
Selective Insurance Company of New York (SICNY)	7.0%
Selective Auto Insurance Company of New Jersey (SAICNJ)	6.0%
Selective Insurance Company of New England (SICNE)	0.5%

On January 1, 2012, the Pooling Agreement was revised as follows to include our recent E&S acquisition:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America	44.5%
Selective Way Insurance Company	21.0%
Selective Insurance Company of South Carolina	9.0%
Selective Insurance Company of the Southeast	7.0%
Selective Insurance Company of New York	7.0%
Selective Auto Insurance Company of New Jersey	6.0%
Montpelier U.S. Insurance Company (MUSIC)	5.0%
Selective Insurance Company of New England	0.5%

Reinsurance Treaties and Arrangements

By entering reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. All of our reinsurance treaties are for traditional reinsurance; we do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk to our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; and (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer’s financial condition or rating deteriorates. We continuously monitor the financial condition of our reinsurers. We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance.

We primarily use the following three reinsurance treaty and arrangement types for standard property and casualty insurance:

•	Treaty reinsurance, under which certain types of policies are automatically reinsured without prior approval by the reinsurer of the underlying individual insured risks;

•	Facultative reinsurance, under which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. We use facultative reinsurance for policies with limits greater than those available under our treaty reinsurance; and

•	Protection provided under the Terrorism Risk Insurance Act of 2002 as modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”). Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. Under TRIA, each participating insurer is responsible for paying a deductible of specified losses based on a percentage of the prior year’s applicable commercial lines direct premiums earned before federal assistance is available. In 2012, the deductible is approximately $182 million. For losses above the deductible, the federal government will pay 85% and the insurer retains 15%. Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers standard lines)

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

Property Catastrophe Excess of Loss (covers both standard and E&S lines)

$435 million above $40 million retention in three layers:

•     95% of losses in excess of $40 million up to $100 million;

•     90% of losses in excess of $100 million up to $225 million; and

•     90% of losses in excess of $225 million up to $475 million.

The treaty provides one reinstatement per layer, $789 million annual aggregate limit, net of the Insurance Subsidiaries’ co-participation.

All nuclear, biological, and chemical (“NBC”) losses are excluded regardless of whether or not they are certified under TRIA. TRIA losses related to foreign acts of terrorism are excluded from the treaty. Domestic terrorism is included regardless of whether it is certified under TRIA or not. Please see Item 1A. “Risk Factors.” of this Form 10-K for further discussion regarding changes in TRIA.

Flood	100% reinsurance by the federal government’s WYO Program.	None

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers standard lines)

There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:

•     $3 million in excess of $2 million layer provides 23 reinstatements, $72 million net annual aggregate limit;

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

All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:

•     $3 million in excess of $2 million layer provides four reinstatements for terrorism losses, $15 million net annual aggregate limit;

•     $7 million in excess of $5 million layer provides two reinstatements for terrorism losses, $21 million annual aggregate limit;

•     $9 million in excess of $12 million layer provides two reinstatements for terrorism losses, $27 million annual aggregate limit;

•     $9 million in excess of $21 million layer provides one reinstatement for terrorism losses, $18 million annual aggregate limit;

•     $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit; and

•     $40 million in excess of $50 million layer provides one reinstatement for terrorism losses, $80 million in net annual aggregate limit.

Montpelier Re Quota Share and Loss Development Cover (covers E&S lines)	As part of the acquisition of MUSIC we entered into several reinsurance agreements that together provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are 100% collateralized.	Provides full terrorism coverage including NBCR.

We also have other reinsurance treaties that we do not consider core to our reinsurance program for our standard insurance products, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool (NWCRP) that covers business assumed from the involuntary workers compensation pool, and our Equipment Breakdown Coverage Reinsurance Treaty. In addition, we have Property and Casualty Excess of Loss Reinsurance Treaties providing coverage on our E&S business. For further discussion on reinsurance, see the “Reinsurance” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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

Our loss and loss expense reserve development over the preceding 10 years is shown on the following table, which has five parts:

•	Section I shows the estimated liability recorded at the end of each indicated year for all current and prior accident year’s unpaid loss and loss expenses. The liability represents the estimated amount of loss and loss expenses for unpaid claims, including incurred but not reported (“IBNR”) reserves. In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded gross of the effects of reinsurance. An estimate of reinsurance recoverables is reported separately as an asset. The net balance represents the estimated amount of unpaid loss and loss expenses outstanding reduced by estimates of amounts recoverable under reinsurance contracts.

•	Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability of unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known.

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2011.

•	Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2011.

This table does not present accident or policy year development data. Conditions and trends that have affected past reserve development may not necessarily occur in the future. As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
I. Gross reserves for unpaid losses and loss expenses at December 31	$1,298.3	1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1	3,144.9

Reinsurance recoverables on unpaid losses and loss expenses at December 31	$(166.5)	(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)	(549.5)

Net reserves for unpaid losses and loss expenses at December 31	$1,131.8	1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8	2,474.2	2,516.3	2,595.4

II. Net reserves estimate as of:
One year later	$1,151.7	1,258.1	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6	2,477.6
Two years later	1,175.8	1,276.3	1,452.3	1,637.3	1,845.1	2,024.0	2,237.8	2,324.6	2,368.1
Three years later	1,210.7	1,344.6	1,491.1	1,643.7	1,825.2	1,982.4	2,169.7	2,286.0
Four years later	1,290.2	1,371.5	1,522.9	1,649.8	1,808.9	1,931.1	2,155.8
Five years later	1,306.8	1,413.8	1,529.2	1,653.6	1,780.7	1,916.0
Six years later	1,349.6	1,420.8	1,538.4	1,639.5	1,777.3
Seven years later	1,357.6	1,428.7	1,535.6	1,638.7
Eight years later	1,363.4	1,430.0	1,539.1
Nine years later	1,362.7	1,435.7
Ten years later	1,367.5
Cumulative net redundancy (deficiency)	$(235.7)	(192.7)	(135.9)	(22.3)	88.5	173.1	158.9	130.8	106.1	38.7

III. Cumulative amount of net reserves paid through:
One year later	$377.1	384.0	414.5	422.4	468.6	469.4	579.4	584.5	561.3	569.9
Two years later	627.3	653.3	691.4	729.5	775.0	841.3	945.5	966.8	936.7
Three years later	807.2	836.3	903.7	942.4	1,026.9	1,080.0	1,201.6	1,238.3
Four years later	926.9	966.2	1,033.5	1,101.0	1,174.2	1,235.2	1,388.7
Five years later	1,003.3	1,044.6	1,128.4	1,189.2	1,267.1	1,347.0
Six years later	1,053.8	1,110.0	1,184.5	1,245.4	1,341.8
Seven years later	1,100.3	1,151.8	1,225.3	1,294.2
Eight years later	1,133.9	1,183.0	1,262.5
Nine years later	1,157.4	1,213.4
Ten years later	1,182.7

IV. Re-estimated gross liability	$1,674.8	1,716.8	1,840.5	1,947.7	2,100.7	2,196.0	2,433.0	2,573.1	2,668.8	2,801.4

Re-estimated reinsurance recoverables	$(307.3)	(281.0)	(301.4)	(309.0)	(323.4)	(280.0)	(277.2)	(287.1)	(300.7)	(323.8)

Re-estimated net liability	$1,367.3	1,435.7	1,539.1	1,638.7	1,777.3	1,916.0	2,155.8	2,286.0	2,368.1	2,477.6

V. Cumulative gross redundancy (deficiency)	$(376.5)	(313.4)	(252.7)	(112.5)	(16.7)	92.8	109.5	67.9	77.0	28.7

Cumulative net redundancy (deficiency)	$(235.7)	(192.7)	(135.9)	(22.3)	88.5	173.1	158.9	130.8	106.1	38.7

Note: Some amounts may not foot due to rounding.

We experienced favorable prior year loss and loss expense reserve development in 2011, 2010, and 2009:

•	The primary drivers of 2011’s favorable development of $38.7 million were the following:

o	Our commercial automobile line experienced favorable development of approximately $13 million driven by accident years 2007 through 2009. This represents a continued trend driven by lower frequencies in these years.

o	Our general liability line had favorable development of approximately $12 million. This is driven by favorable development on the premises and operations coverages for accident years 2009 and prior. The favorable premises development was largely offset by adverse development for the products coverage in 2010 and prior.

o	Our business owners’ policy line had favorable development of approximately $11 million. This is driven by favorable development on the liability coverage for accident years 2008 through 2010. While the profitability of the property portion of this line continues to perform adversely, the liability coverage has experienced continued favorable reported loss emergence in recent years.

o	Our workers compensation line experienced unfavorable loss development of approximately $7 million. This was driven by increases in the 2010 accident year partially offset by various earlier accident years. This increase represents a continued trend related to increased severities in recent years.

o	Our remaining lines of business collectively experienced approximately $10 million of favorable development largely driven by favorable prior year catastrophe development.

•	The primary drivers of 2010’s favorable development of $43.6 million were the following:

o	Our commercial automobile line experienced favorable development of approximately $28 million driven by accident years 2004 through 2009, representing a consistent trend in recent years, as reported loss activity continues to emerge lower than expected.

o	Our general liability line had favorable development of approximately $26 million. This was driven by favorable development on the premises and operations coverages for accident years 2006 and prior. Favorable premises development for 2007 through 2009 was essentially offset by increases for the products coverage.

o	Our workers compensation line experienced unfavorable loss development of approximately $22 million. This was driven by increases in the 2008 and 2009 accident years, which experienced increases in average severity.

o	Our remaining lines of business collectively experienced approximately $11 million of favorable development. While there were some offsetting impacts among these lines, homeowners contributed $6 million of favorable development towards the total. This was due to lower than expected liability losses in accident years 2008 and 2009.

•	The primary drivers of 2009’s favorable development of $29.4 million were the following:

o	Our workers compensation line experienced favorable development of approximately $11 million. Accident years 2005 to 2007 had favorable development of approximately $36 million from the impact of a series of underwriting improvement strategies in that period, partially offset by approximately $22 million of adverse development due to higher than expected severity in accident year 2008.

o	Our commercial automobile line experienced favorable development of approximately $10 million from lower than anticipated severity emergence primarily in accident year 2007.

o	Our general liability line had favorable development of approximately $8 million. We had favorable loss emergence in accident years 2004 through 2007 in our premises coverage business that was partially offset by adverse development in our products/completed operations business.

The significant cumulative loss and loss expense reserve net deficiencies seen between 2001 and 2003 reflect the property and casualty insurance industry’s soft market pricing during those years. As a whole, the industry underestimated reserves and loss trends and created intense pricing competition.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2011	2010
Statutory losses and loss expense reserves	$2,591,570	2,513,065
Provision for uncollectible reinsurance	3,900	3,400
Other	(36)	(146)
GAAP losses and loss expense reserves – net	2,595,434	2,516,319
Reinsurance recoverables on unpaid losses and loss expenses	549,490	313,739
GAAP losses and loss expense reserves – gross	$3,144,924	2,830,058

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

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. In the past, we were the insurer of various distributors of asbestos-containing products, such as electrical and plumbing materials, and, in some cases, the manufacturers of these products. Over the last 20 years, a large number of asbestos claims have been made against the insurance industry. While most of our claims are the result of incidental exposure, we insure a former manufacturer of asbestos related products, which comprises more than half of our outstanding claims. These claims are associated with two policies, each written with a $1.0 million policy aggregate limit.   At December 31, 2011, asbestos claims constituted 17% of our $38.4 million net environmental reserves compared to 21% of our $39.4 million net environmental reserves at December 31, 2010.

“Non-asbestos claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos. These claims primarily include landfills and leaking underground storage tanks. Landfill claims continue to account for a significant portion of our environmental claim unit’s litigation costs. In past years, we experienced adverse development in our homeowners line of business due to unfavorable trends in claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey. Over the past couple of years, claims related to leaking underground heating oil storage tanks has stabilized. In addition, in 2007 we instituted a fuel oil system exclusion on our New Jersey homeowners policies that limits our exposure to leaking underground storage tanks for certain customers.  At that time, existing insureds were offered a one-time opportunity to buy back oil tank liability coverage.  The exclusion applies to all new homeowners policies in New Jersey. These customers are eligible for the buy-back option only if the tank meets specific eligibility criteria.

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

We measure our statutory underwriting performance by four different ratios:

1.	The loss and loss expense ratio, which is calculated by dividing incurred loss and loss expenses by NPE;

2.	The underwriting expense ratio, which is calculated by dividing all expenses related to the issuance of insurance policies by NPW;

3.	The dividend ratio, which is calculated by dividing policyholder dividends by NPE; and

4.	The combined ratio, which is the sum of the loss and loss expense ratio, the underwriting expense ratio, and the dividend ratio.

SAP differs in several ways from GAAP, under which we report our financial results to shareholders and the United States Securities Exchange Commission (“SEC”):

•	With regard to the underwriting expense ratio, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to income:

o	Underwriting expenses are deferred and amortized to expense over the life of an insurance policy under GAAP; whereas they are recognized when incurred under SAP.

o	Deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit under GAAP; whereas they are recorded directly to surplus under SAP.

o	Changes in the value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP.

•	With regard to equity under GAAP and statutory surplus under SAP:

o	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

o	Regarding unrealized gains and losses on fixed maturity securities:

▪	Under GAAP, unrealized gains and losses on available-for-sale (“AFS”) fixed maturity securities are recognized in equity; but they are not recognized in equity on purchased held-to-maturity (“HTM”) securities. Unrealized gains and losses on HTM securities transferred from an AFS designation are amortized from equity as a yield adjustment.

▪	Under SAP, unrealized gains and losses on fixed maturity securities assigned certain NAIC Security Valuation Office ratings (specifically designations of one or two, which generally equate to investment grade bonds) are not recognized in statutory surplus. However, fixed maturity securities that have a designation of three or higher must recognize unrealized losses as an adjustment to statutory surplus.

o	Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses. These assets are excluded from statutory surplus under SAP, but are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP; and

o	Regarding recognition of the liability for our defined benefit plan:

▪	Under GAAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in equity as a component of other comprehensive income (“OCI”).

▪	Under SAP, the liability is recognized in an amount equal to the excess of the vested accumulated benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in statutory surplus.

Our Insurance Operations statutory results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2011	2010	2009
Insurance Operations Results
NPW	$1,485,349	1,388,556	1,422,655

NPE	$1,439,313	1,414,612	1,431,047
Losses and loss expenses incurred	1,074,446	980,534	972,040
Net underwriting expenses incurred	470,892	445,172	459,758
Policyholders’ dividends	5,284	3,878	3,640
Underwriting loss	$(111,309)	(14,972)	(4,391)

Ratios:
Loss and loss expense ratio	74.6%	69.3	67.9
Underwriting expense ratio	31.7	32.0	32.3
Policyholders’ dividends ratio	0.4	0.3	0.3
Combined ratio	106.7%	101.6	100.5

GAAP combined ratio	107.4%	101.6	99.8

A comparison of certain statutory ratios for our Insurance Operations and our industry are shown in the following table:

	Simple Average of All Periods Presented	2011	2010	2009	2008	2007
Insurance Operations Ratios:[1]
Loss and loss expense	68.9	74.6	69.3	67.9	67.2	65.4
Underwriting expense	31.9	31.7	32.0	32.3	31.7	31.6
Policyholders’ dividends	0.4	0.4	0.3	0.3	0.3	0.5
Statutory combined ratio	101.1	106.7	101.6	100.5	99.2	97.5
Growth in NPW	(0.6)	7.0	(2.4)	(4.7)	(4.5)	1.4
Industry Ratios:[1,2]
Loss and loss expense	72.4	79.1	72.0	70.8	73.1	66.9
Underwriting expense	27.8	27.8	28.3	28.1	27.5	27.1
Policyholders’ dividends	0.6	0.6	0.7	0.6	0.6	0.7
Statutory combined ratio	100.8	107.5	101.0	99.5	101.2	94.8
Growth in NPW	(0.4)	3.5	0.9	(3.6)	(1.9)	(1.0)
Favorable (Unfavorable) to Industry:
Statutory combined ratio	(0.3)	0.8	(0.6)	(1.0)	2.0	(2.7)
Growth in NPW	(0.2)	3.5	(3.3)	(1.1)	(2.6)	2.4

[1]	The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
[2]	Source: A.M. Best. The industry ratios for 2011 have been estimated by A.M. Best.

Insurance Regulation

Primary Oversight from the States in Which We Operate

Our Insurance Operations are heavily regulated. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states. For our Insurance Subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed. For a discussion of the broad regulatory, administrative, and supervisory powers of the various departments of insurance, refer to the risk factor that discusses regulation in Item 1A. “Risk Factors.” of this Form 10-K.

Our various state insurance regulators are members of the NAIC. The NAIC has codified SAP and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies. An NAIC model only becomes law when the various state legislatures enact it. The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, which also sets forth minimum staffing and resource levels for state insurance departments. The NAIC recently adopted a model law changing reinsurance collateral requirements for reinsurers not domiciled in the United States. The adoption of the model law by states in which we operate will likely impact our ability to obtain collateral from foreign reinsurers in the future.

IRIS, RBC, and the Model Audit Rule

Among the various financial regulatory initiatives of the NAIC that are material to the regulators in which our Insurance Subsidiaries are organized are the following:

•	The Insurance Regulatory Information System (“IRIS”). IRIS identifies 13 industry financial ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer’s business. Our Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

•	Risk-Based Capital. Risk-based capital is measured by the four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with total adjusted capital that is two times or less than their calculated “Authorized Control Level,” are subject to different levels of regulatory intervention and action. Based upon the unaudited 2011 statutory financial statements, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

•	Annual Financial Reporting Regulation (referred to as the “Model Audit Rule”). Effective January 1, 2010, the regulators of our Insurance Subsidiaries adopted the Model Audit Rule, modeled closely on the Sarbanes-Oxley Act of 2002, concerning: (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting. As permitted under the regulation, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

Federal Regulation

Federal legislation and administrative policies also affect the insurance industry. Among the most notable are TRIA, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and various privacy laws that apply to us because we have personal non-public information, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act. Like all businesses, we also are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”).

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted and became law. This act provides for, among other things, the following:

•	The establishment of the Federal Insurance Office (“FIO”);
•	Federal Reserve oversight of financial services firms designated as systemically significant; and
•	Corporate governance reforms for publicly traded companies.

For additional information on the potential impact of the Dodd-Frank Act, refer to the risk factor related to legislation within Item 1A. “Risk Factors.” of this Form 10-K.

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

Our Investments segment invests the premiums collected by the Insurance Operations to satisfy our equity and debt obligations and generate investment income. At December 31, 2011, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed maturities	$3,609.7	88
Equities	157.4	4
Short-term investments	217.0	5
Other investments, including alternatives	128.3	3
Total	$4,112.4	100

Our investment philosophy includes setting certain return and risk objectives for the fixed maturity and equity portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy, which was implemented in 2011, is designed to generate consistent dividend income while maintaining a minimal tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The risk objectives for our portfolios are focused on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to coincide with cash obligations of the Insurance Operations; (iv) consideration of taxes; and (v) preservation of capital. Our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle; however, yield and income generation remain the key drivers to our investment strategy.

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
Gregory E. Murphy, 56 Chairman, President, and Chief Executive Officer

•     Present position since May 2000

•     President, Chief Executive Officer, and Director, Selective, 1999 – 2000

•     President, Chief Operating Officer, and Director, Selective, 1997 – 1999

•     Other senior executive, management, and operational positions, Selective, since 1980

•     Certified Public Accountant (New Jersey) (Inactive)

•     Trustee, Newton Medical Center Foundation, since 1999

•     Director, Property Casualty Insurers Association of America, since 2008

•     Director, Insurance Information Institute, since 2000

•     Trustee, the American Institute for CPCU (AICPCU) and the Insurance Institute of America (IIA), since June 2001

•     Graduate of Boston College (B.S. Accounting)

•     Harvard University (Advanced Management Program)

•     M.I.T. Sloan School of Management

Dale A. Thatcher, 50 Executive Vice President and Chief Financial Officer

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

Ronald J. Zaleski Sr., 57 Executive Vice President and Chief Actuary

•     Present position since February 2003

•     Senior Vice President and Chief Actuary, Selective, 2000 – 2003

•     Vice President and Chief Actuary, Selective, 1999 – 2000

•     Fellow of Casualty Actuarial Society

•     Member, American Academy of Actuaries

•     Loyola College (B.A. Mathematics)

Name, Age, Title	Occupation and Background
Michael H. Lanza, 50 Executive Vice President, General Counsel, and Chief Compliance Officer

•     Present position since October 2007

•     Senior Vice President and General Counsel, Selective, 2004 – 2007

•     Member, Society of Corporate Secretaries and Corporate Governance Professionals

•     Member, National Investor Relations Institute

•     University of Connecticut (B.A.)

•     University of Connecticut School of Law (J.D.)

John J. Marchioni, 42 Executive Vice President, Insurance Operations

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

•     Director, Consumer Agent Portal, LLC, since September 2011

•     Chartered Property Casualty Underwriter (CPCU)

•     Princeton University (B.A. History)

•     Harvard University (Advanced Management Program)

Ronald E. St. Clair, 47 Executive Vice President and Chief Information Officer

•     Present position since April 2011

•     IT Executive, Enterprise Resource Organization, Progressive Casualty Insurance, 2008 – March 2011

•     IT Executive, Progressive Commercial Auto, Progressive Casualty Insurance, 2006 – 2008

•     Harding University (B.S. Computer Science)

•     Case Western Reserve University (M.B.A.)

Kimberly Burnett, 54 Executive Vice President and Chief Human Resources Officer

•     Present position since February 2012

•     Vice President, Human Resources Operations, 2006 – 2012

•     Assistant Vice President, Leadership and Professional Development, 2003 – 2006

•     Assistant Vice President, Employee Relations, 1998 – 2003

•     Senior Professional in Human Resources (SPHR)

•     Member, Society for Human Resource Management

•     The Ohio State University (B.A.)

•     Fairleigh Dickinson University, Human Resources Professional Development Certificate

Information about our Board is in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on April 25, 2012 in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.

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

Item 1A. Risk Factors

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. They also could have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors also might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders’ dividends. The following list of risk factors is not exhaustive, and others may exist.

Risks Related to Insurance Operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.

We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to, the following:

•	Being disciplined in our underwriting practices;
•	Being prudent in our claims management practices and establishing adequate loss and loss expense reserves;
•	Continuing to develop and implement predictive models to analyze historical statistical data regarding our insureds and their loss experience to: (i) classify such policies based on that information: (ii) apply that information to current and prospective accounts; and (iii) better predict account profitability; and
•	Purchasing reinsurance.

All of these strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Our loss reserves may not be adequate to cover actual losses and expenses.

We are required to maintain loss reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims. Our estimates of reserve amounts are based on facts and circumstances that we know, including our expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims. From time-to-time, we adjust reserves and increase them if they are inadequate or reduce them if they are redundant. We cannot be certain that the reserves we establish are adequate or will be adequate in the future. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the deficiency in reserves is identified; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Catastrophe losses are determined by the severity of the event and the total amount of insured exposures in the area affected by the event. Most of the risks underwritten by our Insurance Operations are concentrated geographically in the Eastern and Midwestern regions of the United States, particularly in New Jersey, which represented approximately 25% of our total NPW during the year ended December 31, 2011. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case for the past two years.

Although catastrophes can cause losses in a variety of property and casualty insurance lines, most of our historic catastrophe-related claims have been from commercial property and homeowners coverages. In an effort to limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Reinsurance could prove inadequate if: (i) the modeling software we use to analyze the Insurance Subsidiaries’ risk results in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding their one reinstatement. Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potential significant losses from acts of terrorism.

TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. As a Commercial Lines writer, we are required to participate in TRIA. Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2011, approximately 86% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.

TRIA rescinded all previously approved coverage exclusions for terrorism. Many of the states in which we write commercial property insurance, however, mandate that we cover fire following an act of terrorism. Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable commercial lines premiums. In 2012, the deductible is approximately $182 million. For losses above the deductible, the federal government will pay 85%, up to an industry limit of $100 billion, and the insurer retains 15%. Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. TRIA legislation is in effect through December 31, 2014.

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

We are exposed to credit risk.

We are exposed to credit risk in several areas of our Insurance Operations business, including from:

•	Our reinsurers, who are obligated to us under our reinsurance agreements. The relatively small size of the reinsurance market and our objective to maintain an average weighted rating of “A” by A.M. Best on our current reinsurance programs constrains our ability to diversify this credit risk. However, some of our reinsurance credit risk is collateralized.

•	Some of our independent agents, who collect premiums from insureds and are required to remit the collected premium to us.

•	Some of our insureds, who are responsible for payment of deductibles and/or premiums directly to us.

•	The invested assets in our defined benefit plan, which partially serve to fund the Insurance Operations liability associated with this plan. To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, as result, could increase the cost of the plan to our Insurance Operations.

It is possible that current economic conditions could increase our credit risk. Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Pricing and loss trends impact our profitability. For example, assuming retention and all other factors remain constant:

•	A pure price decline of approximately 1% increases the statutory combined ratio by approximately one point;
•	A 3% increase in expected claim costs for the year will cause the loss and loss adjustment expense ratio to increase by approximately two points; and
•	A combination of the two could raise the combined ratio approximately three points.

The industry’s profitability also is affected by unpredictable developments, including:

•	Natural and man-made disasters;
•	Fluctuations in interest rates and other changes in the investment environment that affect investment returns;
•	Inflationary pressures (medical and economic) that affect the size of losses;
•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;
•	Changes in the frequency and severity of losses;
•	Pricing and availability of reinsurance in the marketplace; and
•	Weather-related impacts due to the effects of climate changes.

Any of these developments could cause the supply or demand for insurance to change and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.

General economic conditions in the United States and throughout the world and volatility in financial and insurance markets materially affect our results of operations. Concerns over such issues as the availability and cost of credit, the stability of the United States mortgage market, weak real estate markets, high unemployment, volatile energy and commodity prices, and geopolitical issues, also have led to declines in business and consumer confidence and precipitated an economic slowdown.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. With continuing high unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products is adversely affected. In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership because 34% of direct premiums written in our Commercial Lines business during 2011 were generated through contractors business. In addition, 38% of direct premiums written in our Commercial Lines business during 2011 was based on payroll/sales of our underlying insureds. The impact of an economic downturn in Commercial Lines will adversely affect our audit and endorsement premium, as it had in 2010 and 2009. Further unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the likely duration and severity of the current economic conditions in the United States. and other countries, which may have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.

We are rated on our financial strength, primarily our ability to pay claims, by various Nationally Recognized Statistical Rating Organizations (“NRSROs”). The financial strength ratings on our standard market Insurance Subsidiaries, which does not take into consideration our acquisition of MUSIC, are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A+”	Negative
S&P	“A”	Stable
Moody’s Investor Service	“A2”	Stable
Fitch	“A+”	Stable

Following the acquisition of MUSIC, the newly-acquired company was included in our Insurance Subsidiaries’ intercompany pooling agreement. As a result, on January 12, 2012, A.M. Best upgraded the financial strength rating of MUSIC to “A+ (Superior)” from “A- (Excellent)” with a negative outlook to reflect their revised pooled rating. There has not yet been any rating action on MUSIC from the other rating agencies.

A significant rating downgrade, particularly from A.M. Best, could: (i) affect our ability to write new business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wachovia Bank, National Association (“Line of Credit”). The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (two levels below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“a-”	Negative
S&P	“BBB”	Stable
Moody’s Investor Services	“Baa2”	Stable
Fitch	“A-”	Stable

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets.

Because of the difficulties experienced by many financial institutions during the recent credit crisis, including insurance companies, and the public criticism of NRSROs, we believe it is possible that the NRSROs: (i) will heighten their level of scrutiny of financial institutions; (ii) will increase the frequency and scope of their reviews; and (iii) may adjust upward the capital and other requirements employed in their models for maintaining certain rating levels. We cannot predict possible actions NRSROs may take regarding our ratings that could adversely affect our business or the possible actions we may take in response to any such action.

We have many competitors and potential competitors.

The insurance industry is highly competitive. The current economic environment has only served to further increase competition. We compete with regional, national, and direct-writer property and casualty insurance companies for customers, agents, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs or costs of capital. They also may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks. Because of its relatively low cost of entry, the Internet has also emerged as a significant place of new competition, both from existing competitors and new competitors. It is also possible that reinsurers, who have significant knowledge of the primary property and casualty insurance business because they reinsure it, could enter the market to diversify their operations. New competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.

We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their insureds and loss experience in complex analytics and predictive models to select profitable risks. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our Insurance Operations is not large enough in all circumstances to analyze and project our future costs. In addition, we have limited data regarding E&S business, which we began writing in 2011. We use data from ISO to obtain sufficient industry loss experience data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have significantly more data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act and we are unable to access data from ISO, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own insureds.

We depend on independent insurance agents and wholesale agency partners.

We market and sell our insurance products through independent insurance agents and wholesale agents who are not our employees. We believe that independent agents will remain a significant force in overall insurance industry premium production because they can provide insureds with a wider choice of insurance products than if they represented only one insurer. That, however, creates competition in our distribution channel and we must market our products and services to our agents before they sell them to our mutual customers. Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our agents. In addition, under insurance laws and regulations and common law, we potentially can be held liable for business practices or actions taken by our agents.

We face risks regarding our Flood business because of uncertainties regarding the funding of the National Flood Insurance Program (“NFIP”).

We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance, or servicing fee, for policies written and claims serviced. Currently, the expense allowance is 30.4%. The servicing fee is the combination of 1% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current spending. At present, the funding for the program has been extended to May 31, 2012. Some members of Congress have expressed a desire to explore a comprehensive revision of the program, its costs, and its administration. We are actively monitoring developments in Washington regarding reform proposals to the NFIP, particularly regarding any changes to the fee structure. We cannot predict whether proposals will be adopted or, if adopted, what impact their adoption could have on our business, financial condition, or results of operations.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may be different from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states, however, NFIP is a federal program and there may be instances where requirements placed on WYO carriers by NFIP are not consistent with the regulations of a particular state. Consequently, we have the risk that our regulator’s position may conflict with NFIP’s position on the same issue.

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

There is significant regulatory interest in insurance companies’ enterprise risk management solutions and the NAIC is evaluating what standards, if any, to follow regarding a company’s own risk and solvency assessment, which international insurance regulators have developed.

Solvency II, which sets out new, stronger European Union-wide requirements on capital adequacy and risk management for insurers, is scheduled to become effective in November 2012.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  Solvency II does not directly govern domestic United States’ insurers, so it is unclear what effect, if any, it may have.  The NAIC is expected to evaluate the effect of Solvency II and it is possible that some changes to United States’ insurance regulation could be proposed.

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

The regulation of business and financial condition of our Insurance Subsidiaries is primarily delegated to the departments of insurance in the states in which they are organized and licensed. The passage of the Dodd-Frank act has not materially changed that delegation, but oversight of the insurance industry could change in the future. The broad regulatory, administrative, and supervisory powers of the various departments of insurance include the following:

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

We believe that we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with changes in laws and regulation could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the risk that legislation will be passed significantly changing insurance regulation and adversely impacting our business, our financial condition, and our results of operations.

In 2009, the Dodd-Frank Act was enacted to address the financial markets crises in 2008 and 2009 and the issues regarding the AIG scandal. The Dodd-Frank Act created the FIO as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues. The Dodd-Frank Act also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically significant. Selective is not considered one of these firms. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues requiring shareholder action. We anticipate that there will continue to be a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance:

•	Repeal of the McCarran-Ferguson Act. While proposals for McCarran-Ferguson Act repeal recently have been primarily directed at health insurers, if enacted and applicable to property and casualty insurers, such repeal would significantly reduce our ability to compete and materially affect our results of operations because we rely on the anti-trust exemptions the law provides to obtain loss data from third party aggregators, such as the Insurance Service Office (“ISO”), to predict future losses.

•	National Catastrophic Funds. Various legislative proposals have been introduced that would establish a federal reinsurance catastrophic fund as a federal backstop for future natural disasters. These bills generally encourage states to create catastrophe funds by creating a federal backstop for states that create the funds. While homeowners' insurance is primarily handled at the state level, there are important roles for the federal government to play, including the establishment of a national catastrophic fund.

•	Reform of the NFIP. There have been legislative proposals to reform the NFIP by: (i) expanding coverage to include coverage for losses from wind damage; and (ii) forgiving the nearly $20 billion in debt amassed by the NFIP from the catastrophic storms of 2004 and 2005. We believe that the expansion of coverage to include wind losses would significantly increase the cost and availability of NFIP insurance.

•	Healthcare reform. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business, including our Insurance Operations. Lines of business that are impacted by costs and quality of medical care, such as workers compensation and personal auto Personal Injury Protection (PIP), are likely to be affected by this legislation. In addition, we will be impacted as a business enterprise by potential tax issues and changes in employee benefits. The Healthcare Act, portions of which will be subject to debate in Supreme Court in 2012, will be implemented over time and we will continue to monitor and assess its impact.

•	Changes in Reinsurance Collateral requirements. The NAIC recently adopted a model law changing reinsurance collateral requirements for reinsurers not domiciled in the United States. The adoption of the model law by states in which we operate will likely impact our ability to obtain collateral from foreign reinsurers in the future.

We expect the debate about the role of the federal government in regulating insurance to continue. The continued soft economy has also raised the possibility of future legislative and regulatory actions intended to help the economy, in addition to the enactment of Emergency Economic Stabilization Act of 2008, which could further impact our business. We cannot predict whether any of these or any related proposal will be adopted, or what impact, if any, such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

Class action litigation could affect our business practices and financial results.

Our industry has been the target of class action litigation in areas including the following:

•	After-market parts;
•	Urban homeowner insurance underwriting practices, including attempts by federal regulators to expand the Federal Housing Administrations guidelines to determine unfair discrimination;
•	Credit scoring and predictive modeling pricing;
•	Investment disclosure;
•	Managed care practices;
•	Timing and discounting of personal injury protection claims payments;
•	Direct repair shop utilization practices; and
•	Shareholder class action suits.

Changes in accounting guidance could impact the results of our operations and financial condition.

The Financial Accounting Standards Board (“FASB”) is working with the International Accounting Standards Board (“IASB”) in a joint project that could significantly impact today’s insurance model. Potential changes include, but are not limited to: (i) redefining the revenue recognition process for insurance companies; and (ii) requiring loss reserve discounting. As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss reserves. Final guidance from this joint project could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

The FASB is also currently reviewing a number of proposed changes to existing accounting guidance, several of which are the result of joint projects with the IASB. Potential changes to accounting guidance regarding the treatment of financial instruments, fair value measurement, and leases could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. It is uncertain as to how the NAIC will react to these potential accounting changes.

Risks Related to Our Investment Operations

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.

We employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to, the following:

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

All of these strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad. Concerns over the availability and cost of credit, the U.S. mortgage market, a weak real estate market in the U.S., high unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, have contributed to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments. In addition, the low investment yield environment that is a result of a combination of Federal Reserve policy and the continuing weak economic conditions is expected to continue for the next several years. As our fixed income securities mature, they are replaced with lower yielding securities, which negatively impact our overall portfolio yield. These conditions impact our ability to produce investment results consistent with historical performance.

Turbulent financial markets in 2011 were driven in part from the significant level of concern surrounding rising government debt levels across the globe. The sovereign debt crisis has been particularly concentrated in Europe where ratings agencies downgraded the debt of several Eurozone countries, with Greek debt at one point being moved to junk status. The crisis in Europe has made it difficult for certain European states to refinance their debts and has caused a significant devaluation of the Euro. Lack of confidence in the stability of the European Union and continued uncertainty about growth in global economies may have an adverse effect on the valuation of our investment portfolio. As of December 31, 2011, the Company had approximately $63.9 million, or 1.5%, invested in Eurozone government, corporate, and equity securities. Our Eurozone sovereign debt exposure in the portfolio totals less than $17.6 million and is issued by Germany and Finland. For further information regarding our European exposure, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We are exposed to interest rate and credit risk in our investment portfolio.

We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. Our fixed income investment portfolio, which currently has a duration of 3.2 years excluding short term investments, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, offset by lower rates of return on funds reinvested and new investments. Changes in interest rates will also have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2011, our fixed maturity securities portfolio represented approximately 88% of our total invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease. For example, rating agency downgrades of monoline insurance companies during 2009 contributed to a decline in the carrying value and market liquidity of our municipal bond investment portfolio. A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio, so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an other-than-temporary impairment (“OTTI”) charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We are exposed to risk in our municipal bond portfolio.

Approximately 35% of our fixed maturity securities are state or local municipality obligations. There have been widespread reports regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for many states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. Although we closely monitor this portfolio, we may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. In addition at December 31, 2011, 29% of our investment portfolio was invested in tax-exempt municipal obligations. As such, the value of our investment portfolio could be adversely affected by legislation that changes the current tax preference of municipal obligations.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.

We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.8:1 ratio to our investment portfolio.

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

Deterioration in the public debt and equity markets, as well as in the private investment marketplace, could lead to investment losses, which may adversely affect our results of operations, financial condition, liquidity, and debt ratings.

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

Our notes payable and Line of Credit are subject to certain debt-to-capitalization restrictions and net worth covenants, which could be impacted by a significant decline in investment value. Further OTTI charges could be necessary if there is a future significant decline in investment values. Depending on market conditions going forward, and in the event of extreme prolonged market events, such as the global credit crisis, we could incur additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, and our ability to access capital markets as a result of realized losses, impairments, and changes in unrealized positions.

For more information regarding market interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

There can be no assurance that the actions of the U.S. Government, Federal Reserve, and other governmental and regulatory bodies will achieve their intended effect.

The Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery. However, economic uncertainty is still prevalent within the markets, and, economic conditions suggest the risk of higher than expected inflation in the long term. Increased pressure on the price of our fixed income and equity portfolios may occur if these economic stimulus actions are not as effective as originally intended. These results could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of our common stock. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity.

A period of sustained low interest rates would have an adverse effect on investment income as higher yielding securities mature and we reinvest the proceeds at lower yields.

In addition, we are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements, such as those included in the Dodd-Frank Act, intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future. These authorities may also seek to exercise their supervisory and enforcement authority in new or more robust ways. Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements. These developments, if they occurred, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the types of risks inherent in investing in private limited partnerships.

Our other investments include investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. We are subject to risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective. The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, are subject to greater scrutiny and reconsideration from one reporting period to the next. These factors may result in significant changes in the fair value of these investments between reporting periods, which could lead to significant decreases in their fair value. Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. In addition, pursuant to the various limited partnership agreements of these partnerships, we are committed for the full life of each fund and cannot redeem our investment with the general partner. Liquidation is only triggered by certain clauses within the limited partnership agreements or at the funds’ stated end date, at which time we will receive our final allocation of capital and any earned appreciation of the underlying investments. We also are subject to potential future capital calls in the aggregate amount of approximately $57 million as of December 31, 2011.

The valuation of our investments include methodologies, estimations, and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.

Fixed maturity, equity, and short-term investments, which are reported at fair value on the Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2011. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2011, approximately 15% and 84% of these securities represented Level 1 and Level 2, respectively. However, prices provided by an independent pricing service and independent broker quotes can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our Consolidated Financial Statements and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings .

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

An investment in a fixed maturity or equity security is impaired if its fair value falls below its carrying value and the decline is considered to be other-than-temporary. We regularly review our entire investment portfolio for declines in value. Management’s assessment of a decline in value includes, but is not limited to, current judgment as to the financial position and future prospects of the security issuer as well as general market conditions. For fixed maturity securities, if we believe that a decline in the value of a particular investment is temporary, and we do not have the intent to sell these securities and do not believe we will be required to sell these securities before recovery, we record the decline as an unrealized loss in accumulated other comprehensive income for those securities that are designated as available-for-sale. Our assessment of whether an equity security is other-than-temporarily-impaired also includes our intent-to-hold the security in the near-term. For both fixed maturity and equity securities, if we believe the decline is other-than-temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income.

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

Tax legislation that changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. At December 31, 2011, 29% of our investment portfolio was invested in tax-exempt municipal obligations. As such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates, which can subject us to additional tax liability, reducing the overall net investment return of our portfolio.

Risks Related to Our General Operations

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, or external events.

We believe that our modeling, underwriting, and information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could: (i) result in management distraction; (ii) harm our reputation; or (iii) increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of defect in our internal controls around our information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We depend on key personnel.

To a large extent, the success of our businesses is dependent on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2011, our workforce had an average age of approximately 46 and approximately 24% of our workforce was retirement eligible under our retirement and benefit plans.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions to third parties for efficiencies and cost savings, and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, and a loss of business that may have a material adverse effect on our results of operations or financial condition. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to a variety of modeling risks, which could have a material adverse impact on our business results.

We rely on complex financial models, such as predictive modeling, a claims fraud model, third party catastrophe models, an enterprise risk management capital model, and modeling tools used by our investment managers, which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance, and portfolio risk. Flaws in these financial models, or faulty assumptions used by these financial models, could lead to increased losses. We believe that statistical models alone do not provide a reliable method of monitoring and controlling market risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

We have significant deferred tax assets that we may be unable to use if we do not generate sufficient future taxable income.

We have a net operating loss as of December 31, 2011 and have sufficient carryback capacity to absorb the net operating loss.  We have no capital loss carryforward as of December 31, 2011.   In the future, we would be required to establish a valuation allowance against our deferred tax assets if:  (i) we do not have net operating loss and/or capital loss carryback capacity; (ii) it is determined that it is more likely than not that sufficient future income of the appropriate character will be generated; and (iii) there are no valid tax planning strategies to generate taxable income of the appropriate character (i.e. ordinary loss or capital loss).  The establishment of a valuation allowance would have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our Insurance Operations segment is described in the “Field and Technology Strategies Supporting Independent Agent Distribution” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2011		2010
	High	Low	High	Low
First quarter	$18.97	16.30	17.04	15.01
Second quarter	18.06	15.32	17.28	14.17
Third quarter	16.96	12.60	16.63	14.13
Fourth quarter	18.35	12.10	18.94	15.97

On February 17, 2012, the closing price of our common stock as reported on the NASDAQ Global Select Market was $18.04.

(b) Holders

As of February 15, 2012, there were approximately 2,322 holders of record of our common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends

Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our operations results, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2011	2010
First quarter	$0.13	0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.13	0.13

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2011:

	(a)	(b)	(c)
Number of
securities remaining
	Number of		available for
	securities to be		future issuance under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	1,239,687	$18.77	7,807,647	[1]

[1]	Includes 1,122,962 shares available for issuance under the Employee Stock Purchase Plan; 2,274,131 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 4,410,554 shares available for issuance under the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (“Stock Plan”). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph

The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2006 and ending December 31, 2011, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information regarding our purchases of our common stock in the fourth quarter of 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased[1]	Paid Per Share	Announced Programs	Announced Programs
October 1 – 31, 2011	8,283	$16.33	-	-
November 1 – 30, 2011	6	18.18	-	-
December 1 – 31, 2011	4,041	16.84	-	-
Total	12,330	$16.50	-	-

1During the fourth quarter of 2011, 6 shares were purchased from employees in connection with the vesting of restricted stock units and 12,324 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. Selected Financial Data.

Five-Year Financial Highlights
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2011		2010	2009	2008	2007
Net premiums written	$1,485,349		1,390,541	1,422,665	1,492,738	1,562,450
Net premiums earned	1,439,313		1,416,598	1,431,047	1,504,187	1,524,889
Net investment income earned	147,443		145,708	118,471	131,032	174,144
Net realized gains (losses)	2,240		(7,083)	(45,970)	(49,452)	33,354
Total revenues	1,597,475		1,564,621	1,514,018	1,589,939	1,739,315
Catastrophe losses	118,769		56,465	8,519	31,740	14,899
Underwriting (loss) profit	(106,919)		(22,167)	2,385	132	30,966
Net income from continuing operations[1]	20,515		69,321	44,658	44,101	143,636
Total discontinued operations, net of tax[1]	(650)		(3,780)	(8,260)	(343)	2,862
Net income	19,865		65,541	36,398	43,758	146,498
Comprehensive income (loss)	55,135		85,025	126,984	(136,741)	131,940
Total assets	5,736,369		5,231,772	5,114,827	4,945,556	5,007,158
Notes payable and debentures	307,360		262,333	274,606	273,878	295,067
Stockholders’ equity	1,109,228		1,071,109	1,002,375	890,493	1,076,043
Statutory premiums to surplus ratio	1.4		1.3	1.5	1.7	1.5
Statutory combined ratio	106.7%		101.6	100.5	99.2	97.5
Impact of catastrophe losses on statutory combined ratio	8.3	pts	4.0	0.6	2.1	1.0
Combined ratio	107.4%		101.6	99.8	100.0	98.0
Yield on investment, before tax	3.7		3.8	3.2	3.6	4.8
Debt to capitalization	21.7		19.7	21.5	23.5	21.5
Return on average equity	1.8		6.3	3.8	4.5	13.6

Non-GAAP measures[2]:
Operating income	$19,059		73,925	74,538	76,245	121,956
Operating return on average equity	1.7%		7.1	7.9	7.8	11.3

Per share data:
Net income from continuing operations[1]:
Basic	$0.38		1.30	0.84	0.85	2.75
Diluted	0.37		1.27	0.83	0.83	2.54

Net income:
Basic	$0.37		1.23	0.69	0.84	2.80
Diluted	0.36		1.20	0.68	0.82	2.59

Dividends to stockholders	$0.52		0.52	0.52	0.52	0.49

Stockholders’ equity	$20.39		19.95	18.83	16.84	19.81

Price range of common stock:
High	$18.97		18.94	23.28	30.40	29.07
Low	12.10		14.13	10.06	16.33	19.04
Close	17.73		18.15	16.45	22.93	22.99

Number of weighted average shares:
Basic	54,095		53,359	52,630	52,104	52,382
Diluted	55,221		54,504	53,397	53,319	57,165

[1]	In 2009, we sold our Selective HR Solutions operations. See Note 12. “Discontinued Operations” in Item 8. “Financial Statements and
Supplementary Data.” of this Form 10-K for additional information.
[2]	Operating income and operating return on average equity are non-GAAP measures. See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a reconciliation of operating income to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Exchange Act for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements may be identified by use of the words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” or “continue” or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct. We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introduction

We classify our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance products and services; and
•	Investments, which invests the premiums collected by our insurance operations.

Our Insurance Operations offers standard market insurance products and services through seven insurance subsidiaries and, in 2011, we began offering excess and surplus lines (“E&S”) insurance products as the result of the following acquisition activity:

•	The purchase of the renewal rights to an E&S book of business in August 2011. This renewal book had gross annual premiums of approximately $77 million in 2010.
•	The purchase of Montpelier U.S. Insurance Company (“MUSIC”) in December 2011. MUSIC had gross annual premiums of approximately $48 million in 2010.
•	Our eight insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”.

For addition information regarding our recent acquisitions, refer to Note 13. “Business Combinations” in Item 8. “Financial Statements and Supplementary Data.” of the Form 10-K.

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for Years Ended December 31, 2011, 2010, and 2009;
•	Results of Operations and Related Information by Segment;
•	Federal Income Taxes;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Off-Balance Sheet Arrangements;
•	Contractual Obligations, Contingent Liabilities, and Commitments;
•	Ratings; and
•	Pending Accounting Pronouncements.

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

Reserves for Losses and Loss Expenses

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2011, we had accrued $3.1 billion of gross loss and loss expense reserves compared to $2.8 billion at December 31, 2010.

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

Standard Market General Liability Line of Business

At December 31, 2011, our general liability line of business had recorded reserves, net of reinsurance, of $974 million, which represented 38% of our total net reserves. This line of business experienced favorable prior accident year loss development in 2009 through 2011. In 2011, this was driven by favorable development on the premises and operations coverages for accident years 2009 and prior. The favorable premises development was largely offset by increases for the products coverage in 2010 and prior. The broad nature of this line of business, and the longer tailed nature of the claims settlement process, makes it more susceptible to changes in litigation and the tort environment. This line of business also includes excess policies that provide additional limits above underlying automobile and general liability coverages, which is subject to catastrophic losses, and therefore influenced by the factors noted above to a greater degree.

Standard Market Workers Compensation Line of Business

At December 31, 2011, our workers compensation line of business recorded reserves, net of reinsurance, of $898 million, or 35% of our total net reserves. In 2010 and 2011, this line experienced unfavorable loss development. In 2011 this was driven by increases in the 2010 accident year, partially offset by various earlier accident years. In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues, such as unexpected changes in medical cost inflation, higher than anticipated claim severity, changes in overall economic conditions, and company specific initiatives. Variability in our historical workers compensation medical costs, along with uncertainty regarding future medical inflation, creates the potential for additional volatility in our reserves.

During the past several years, overall economic conditions were extremely unstable. High levels of unemployment could impact both the severity and frequency of our workers compensation claims. There is also potential for an increase in severity if the longevity of workers compensation claims increase. Injured workers could have less incentive to return to work when their company is in financial distress or injured workers could be laid off while on workers compensation. Conversely, there is potential for a decrease in frequency if workers are reluctant to file claims or have less work and less exposure to injury.

Additionally, the economy could impact the frequency and severity of claims in ways unanticipated by management. In 2010, we experienced an unusually high amount of audit and endorsement activity, resulting in return premium of $20.5 million, while in 2011, audit and endorsement activity resulted in additional premiums of $11.2 million. Some volatility in premium activity may continue into the future and, since premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. The result could be favorable development if the reduction in payroll resulting in return premium is truly a reduction in exposure. The result could be adverse development if the reduction in payroll resulting in return premium indicates that remaining workers are now overworked and more prone to accidents.

Finally, in the past few years, the company implemented a multi-faceted workers compensation strategy that incorporated knowledge management, predictive modeling, and a new claims handling model. While the expectation is that these initiatives will bring benefits, they are also a potential source of uncertainty in the future. If the ongoing impact of these strategies exceeds our expectations, the result could be favorable development in the future. If our internal strategies are less effective than anticipated, and we experience higher than expected claim severity, the result could be adverse development in the future.

Standard Market Commercial Automobile Line of Business

At December 31, 2011, our commercial automobile line of business had recorded reserves, net of reinsurance, of $346 million, which represented 13% of our total net reserves. This line of business experienced favorable prior year loss development from 2005 through 2011. In 2011 this development was driven by accident years 2007 through 2009, which represents a continued trend driven by lower frequencies in these years. While management has not identified any new specific emerging trends related to this line, the variability of frequencies creates additional uncertainty in our analysis for the more recent accident years.

Claims Initiative and Inflation Impact on Standard Market Workers Compensation, General Liability and Commercial Automobile Lines of Business

In addition to the line of business specific issues mentioned above, these lines of business have been impacted by a number of initiatives undertaken by our claims department that have resulted in volatility in the average level of case reserves. This change in the average level of case reserves increases the uncertainty in the short run, but the longer-term benefit is a more refined management of the claims process. Additionally, although inflationary volatility is expected to be low in the near term, current United States’ monetary policy and global economic conditions bring additional uncertainty in the long-term given the long-tail nature of these lines of business. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

Standard Market Personal Automobile Line of Business

At December 31, 2011, our personal automobile line of business had recorded reserves, net of reinsurance, of $134 million, which represented 5% of our total net reserves. The majority of the reserves are from business written in New Jersey. Over the past several years we have been decreasing the amount of business written in New Jersey while increasing the amount of business written in other states. We review the reserves for states other than New Jersey on a combined basis so that there is a sufficient volume of data to ensure statistical credibility. However, the state mix of business changes over time, which may increase the uncertainty surrounding our personal automobile reserves.

Other Lines of Business

At December 31, 2011, no other individual line of business had recorded reserves of more than $90 million, net of reinsurance. We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

The following tables provide case and IBNR reserves for losses and loss expense, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2011 and 2010:

As of December 31, 2011				Reinsurance
				Recoverable
				on Unpaid
	Loss and Loss Expense Reserves			Losses and
	Case	IBNR		Loss
($ in thousands)	Reserves	Reserves	Total	Expenses	Net Reserves
Commercial automobile	$119,930	236,809	356,739	11,126	345,613
Workers compensation	475,498	569,050	1,044,548	146,912	897,636
General liability	202,704	870,711	1,073,415	98,952	974,463
Commercial property	53,701	8,383	62,084	8,338	53,746
Business owners’ policies	32,826	63,714	96,540	6,593	89,947
Bonds	3,766	7,010	10,776	502	10,274
Other [1]	13,994	49,724	63,718	44,975	18,743
Total Commercial Lines	902,419	1,805,401	2,707,820	317,398	2,390,422

Personal automobile	108,570	93,422	201,992	68,222	133,770
Homeowners	32,014	33,645	65,659	5,374	60,285
Other	142,552	26,901	169,453	158,496	10,957
Total Personal Lines	283,136	153,968	437,104	232,092	205,012
Total	$1,185,555	1,959,369	3,144,924	549,490	2,595,434

As of December 31, 2010				Reinsurance
				Recoverable
				on Unpaid
	Loss and Loss Expense Reserves			Losses and
	Case	IBNR		Loss
($ in thousands)	Reserves	Reserves	Total	Expenses	Net Reserves
Commercial automobile	$121,191	246,119	367,310	9,703	357,607
Workers compensation	471,998	521,288	993,286	128,337	864,949
General liability	213,063	824,783	1,037,846	81,326	956,520
Commercial property	39,612	7,494	47,106	3,662	43,444
Business owners’ policies	25,310	70,160	95,470	6,261	89,209
Bonds	2,346	8,549	10,895	308	10,587
Other	794	1,120	1,914	739	1,175
Total Commercial Lines	874,314	1,679,513	2,553,827	230,336	2,323,491

Personal automobile	111,484	83,423	194,907	62,589	132,318
Homeowners	22,878	29,890	52,768	2,028	50,740
Other	7,139	21,417	28,556	18,786	9,770
Total Personal Lines	141,501	134,730	276,231	83,403	192,828
Total	$1,015,815	1,814,243	2,830,058	313,739	2,516,319

[1]	Includes our E&S business.

Range of reasonable reserves

We established a range of reasonably possible reserves for net claims of approximately $2,395 million to $2,716 million at December 31, 2011, and $2,356 million to $2,665 million at December 31, 2010. A low and high reasonable reserve selection was derived primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although this range reflects likely scenarios, it is possible that the final outcomes may fall above or below these amounts. Based on internal stochastic modeling, we believe that a reasonable estimate of the likelihood that the final outcome falls within the current range is approximately 75%. This range does not include a provision for potential increases or decreases associated with environmental reserves. Our best estimate is consistent with the actuarial central estimate. We do not discount to present value that portion of our loss reserves expected to be paid in future periods; however, the loss reserves take into account anticipated recoveries for salvage and subrogation claims.

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

Standard Market General Liability Line of Business

In addition to the normal amount of volatility, general liability loss development factors have greater uncertainty due to the complexity of the coverages and the possibly significant periods of time that can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. In our judgment, it is possible that general liability loss development factors could be +/- 5% from those actually selected in our latest reserve analysis. If the loss development assumptions were changed by +/- 5%, that would increase/decrease our indicated general liability reserves by approximately $93 million for accident years 2010 and prior.

Standard Market Workers Compensation Line of Business

In addition to the normal amount of volatility, the combination of the sensitivity of workers compensation results to medical inflation, economic conditions including unemployment, and changes in underwriting could lead to actual experience emerging differently than the assumptions used in the process to establish reserves. In our judgment, it is possible that actual medical loss development factors could range from 6% below to 9% above those selected in our latest reserve analysis and expected loss ratios could range from 5% below to 8% above those selected in our latest reserve analysis. The combination of reducing the assumptions for medical loss development by 6% and the expected loss ratio by 5% could decrease our indicated workers compensation reserves by approximately $73 million for accident years 2010 and prior. Alternatively, the combination of increasing the medical loss development factors by 9% and the expected loss ratio by 8% could increase our indicated workers compensation reserves by approximately $114 million for accident years 2010 and prior.

Standard Market Commercial Automobile Line of Business

In addition to the normal amount of volatility, our commercial automobile line of business has realized significant favorable development in 2005 through 2011. In 2011, this development was driven by accident years 2007 through 2009, which represents a continued trend driven by lower frequencies in these years. The actual number of large claims has a high degree of volatility from year to year in terms of timing and ultimate final emergence. Even if large losses are ultimately consistent from year to year, if they are identified at different times than previous years, traditional loss development factors may overstate or understate actuarial indications. If the timing of large losses is significantly variable, it is our judgment that actual loss development factors could be +/- 5% different from those selected in our reserve review, which would increase/decrease our indicated commercial auto reserves by approximately $57 million for accident years 2010 and prior.

Claims Initiatives and Inflation Impact on Standard Market Workers Compensation, General Liability, and Commercial Automobile Lines of Business

As discussed in the major trend section above, the claims initiatives and inflationary uncertainty could impact reserves for the workers compensation, general liability, and commercial automobile lines of business. In our judgment, it is possible that the selected reserves for these lines of business in our latest reserve review could increase by $128 million or decrease by $118 million due to the combination of case reserve volatility in accident years 2009 through 2011 due to claims initiatives and unexpected inflation or deflation. These potential impacts would likely manifest themselves as changes in development patterns and expected loss ratios as described within the discussions of the separate lines of business.  Therefore, these impacts may be embedded within the line of business figures, in whole or in part.

Standard Market Personal Automobile Line of Business

In addition to a normal amount of volatility, the uncertainty of personal automobile loss development factors is greater than usual due to the change in our state mix for business written outside of New Jersey. In our judgment, it is possible that personal auto bodily injury loss development factors could be +/- 4% different from those selected in our reserve review. This would increase/decrease our indicated personal auto reserves by approximately $33 million for accident years 2010 and prior.

Current Accident Year

For the 2011 accident year, the expected ultimate loss ratio by line of business is a key assumption. This assumption is based on a large number of inputs that are assessed periodically, such as historical loss ratios, projected future loss trend, and planned pricing amounts. In our judgment, it is possible that the actual ultimate loss ratio for the 2011 accident year could be +/-7 loss ratio points from the one selected in our latest reserve analysis for the combination of our four major long-tailed lines of business. The table below summarizes the possible impact on our reserves of varying our expected loss ratio assumption by +/-7 points by line of business for the 2011 accident year.

Reserve Impact of Changing Current Year Expected Ultimate Loss Ratio Assumption
	If Assumption was	If Assumption was
($ in millions)	Reduced by 7 Points	Raised by 7 Points
Workers compensation	(18)	18
General liability	(24)	24
Commercial automobile liability	(15)	15
Personal automobile liability	(7)	7
Combined	(64)	64

Prior year reserve development

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis as described above and make adjustments in the period that the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss adjustment expense reserves, which could have a material adverse effect on our results of operations, equity, insurer financial strength, and debt ratings. In 2011, we experienced overall favorable loss development of approximately $39 million. This was driven by favorable loss development of $60 million in the 2006, 2008, and 2009 accident years, partially offset by unfavorable development in accident year 2010 of approximately $24 million.

In 2010, we experienced overall favorable loss development of approximately $44 million. This was driven by favorable emergence in accident years 2007 and prior of approximately $69 million, partially offset by unfavorable emergence in accident years 2008 and 2009 of approximately $24 million.

In 2009, we experienced favorable loss development of approximately $67 million in accident years 2004 through 2007, partially offset by unfavorable loss development in the 2008 accident year, as well as accident years prior to 2003, of approximately $38 million, netting to favorable prior year development of $29 million. For further discussion on the prior year development in loss and loss expense reserves, see the discussion on “Net Loss and Loss Expense Reserves” in Item 1. “Business” and Item 8. “Financial Statements and Supplementary Data,” Note 9 of this Form 10-K.

Asbestos and Environmental Reserves

Included in our loss and loss expense reserves are amounts for environmental claims, both asbestos and non-asbestos. Carried net loss and loss expense reserves for environmental claims were $38.4 million as of December 31, 2011 and $39.4 million as of December 31, 2010. Our asbestos and non-asbestos environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. In past years, we also experienced adverse development in our homeowners line of business as a result of unfavorable trends in claims for groundwater contamination caused by leakage of certain underground heating oil storage tanks in New Jersey. In addition, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA also has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for 13 insureds related to five sites on the NPL, one of which was reopened in 2009 related to a natural resources claim.

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

We had deferred policy acquisition costs of $214.1 million at December 31, 2011 compared to $209.6 million at December 31, 2010. In October 2010, the Financial Accounting Standards Board issued accounting guidance regarding accounting for costs associated with acquiring or renewing insurance contracts effective January 1, 2012, which will result in a pre-tax impact on our deferred policy acquisition balance of $78.3 million. For further discussion regarding the impact of this new accounting guidance, see the “Pending Accounting Pronouncements” section below.

Premium Audit

We estimate the amount of premium that is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e., payroll or sales). This estimate of premiums that are earned but unbilled is based on historical trends adjusted for the uncertainty of future economic conditions. During 2011, 2010 and 2009, we had return audit premiums paid of $6.6 million, $31.1 million, and $27.7 million, respectively. Given the persistent uncertainty of the U.S. economy and the volatility in return premium over the last several years, we estimate our accrual for return audit premium on 2011 policies to be approximately $5 million. However, further economic instability could ultimately impact our estimates and assumptions, and consequently, changes in the liability estimate may be material to the results of operations in future periods.

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

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 5.16% for 2011, from 5.55% for 2010 reflecting ongoing pressure on market interest rates. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was lowered 25 basis points to 7.75% in 2011 as compared to 8.00% in 2010, reflecting the lower interest rate environment that is anticipated in the near term and our 2011 pension asset total return of 4%. We had a pension and post-retirement benefit plan obligation of $259.9 million at December 31, 2011 compared to $236.3 million at December 31, 2010.

As of December 31, 2011, our pension assets were $182.6 million, up from $173.3 million at the end of 2010. In 2011, we made $8.4 million in contributions to our plan assets to further improve the funded status of the pension plan. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension valuation in the future.

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

Fixed Maturity Securities and Short-Term Investments

Our evaluation for OTTI of a fixed maturity security or a short-term investment may include, but is not limited to, the evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluation of projected cash flows;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis, and guidance provided by rating agencies and analysts.

OTTI charges are recognized as a realized loss to the extent that they are credit related, unless we have the intent to sell the security or it is more-likely-than not that we will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses. To determine if an impairment is other than temporary, discounted cash flow analyses (“DCFs”) are performed on all fixed maturity securities meeting certain criteria. In addition, DCFs are performed on all previously-impaired debt securities in an unrealized loss position that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments include, but are not limited to, the following security types: commercial mortgage-backed securities (“CMBS”); residential mortgage-backed securities (“RMBS”); asset-backed securities (“ABS”); collateralized debt obligations (“CDOs”); and corporate fixed maturity securities.

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

If applicable, we use a conditional default rate assumption in the DCF to estimate future defaults. The conditional default rate is the proportion of all loans outstanding in a security at the beginning of a time period that are expected to default during that period. Our assumption of this rate takes into consideration the uncertainty of future defaults as well as whether or not these securities have experienced significant cumulative losses or delinquencies to date.

If applicable, conditional default rate assumptions apply at the total collateral pool level held in the securitization trust. Generally, collateral conditional default rates will “ramp-up” over time as the collateral seasons, because the performance begins to weaken and losses begin to surface. As time passes, depending on the collateral type and vintage, losses will peak and performance will begin to improve as weaker borrowers are removed from the pool through delinquency resolutions. In the later years of a collateral pool’s life, performance is generally materially better as the resulting favorable selection of the portfolio improves the overall quality and performance.

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

Equity Securities

Evaluation for OTTI of an equity security, may include, but is not limited to, an evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations, coupled with our intention to hold the securities in the near term;
•	The recent income or loss of the issuer;
•	The independent auditors’ report on the issuer’s recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Rating agency announcements;
•	The length of time and the extent to which the fair value has been, or is expected to be, less than cost in the near term; and
•	Our expectation of when the cost of the security will be recovered.

If there is a decline in the fair value on an equity security that we do not intend to hold, or if we determine the decline is other-than-temporary, including declines driven by market volatility for which we cannot assert will recover in the near term, we will write down the carrying value of the investment and record the charge through earnings as a component of realized losses.

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

Reinsurance

Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the financial statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $3.9 million at December 31, 2011 and $3.4 million at December 31, 2010. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2011, 2010, and 2009[1]
			2011 vs.			2010 vs.
($ in thousands, except per share amounts)	2011	2010	2010		2009	2009
GAAP measures:
Revenues	$1,597,475	1,564,621	2%		1,514,018	3%
Pre-tax net investment income	147,443	145,708	1		118,471	23
Pre-tax net income	7,065	76,141	(91)		26,253	190
Net income	19,865	65,541	(70)		36,398	80
Diluted net income per share	0.36	1.20	(70)		0.68	76
Diluted weighted-average outstanding shares	55,221	54,504	1		53,397	2
GAAP combined ratio	107.4%	101.6	5.8	pts	99.8	1.8	pts
Statutory combined ratio	106.7%	101.6	5.1		100.5	1.1
Return on average equity	1.8	6.3	(4.5)		3.8	2.5
Non-GAAP measures:
Operating income	$19,059	73,925	(74)%		74,538	(1)%
Diluted operating income per share	0.34	1.35	(75)		1.39	(3)
Operating return on average equity	1.7%	7.1	(5.4	)pts	7.9	(0.8	)pts

[1]	Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

Our 2011 pre-tax net income decreased $69.1 million compared to 2010, primarily due to an increased level of catastrophe losses this year. In 2011, these losses amounted to $118.8 million, a historic level for us, which exceeded 2010 by $62.3 million. We were impacted by more than twenty storms in 2011, the most significant of which was Hurricane Irene which caused us to pierce the first layer of our catastrophe excess of loss treaty with losses of $40.2 million on a net basis ($47.1 million on a gross basis), including the reinstatement premium.

Our 2010 pre-tax net income increased $49.9 million compared to 2009, primarily due to an improvement in net realized losses. These losses were $7.1 million in 2010, a decrease of $38.9 million compared to 2009. Elevated losses in 2009 reflected non-cash OTTI charges of $55.4 million, compared to $17.7 million in 2010. For details regarding the OTTI charges, see Note 5, “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. Also included in the fluctuation from 2010 compared to 2009 is a $27.2 million increase in investment income driven by our alternative investment portfolio offset by a $24.6 million increase in underwriting losses driven by higher catastrophe losses partially offset by increased favorable prior year development.

The tax benefit from continuing operations was $12.5 million in 2011, compared to an expense of $12.6 million in 2010 and a benefit of $5.5 million in 2009. These fluctuations were primarily driven by the change in the components of pre-tax net income as discussed above.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2011	2010	2009

Operating income	$19,059	73,925	74,538
Net realized gains (losses), net of tax	1,456	(4,604)	(29,880)
Loss on discontinued operations, net of tax	(650)	(3,780)	(8,260)
Net income	$19,865	65,541	36,398

Diluted operating income per share	$0.34	1.35	1.39
Diluted net realized gains (losses) per share	0.03	(0.08)	(0.56)
Diluted net loss on discontinued operations per share	(0.01)	(0.07)	(0.15)
Diluted net income per share	$0.36	1.20	0.68

The variances in operating income are reflective of the results discussed above. Refer to Exhibit 99.1 of this Form 10-K for a definition of operating income.

Results of Operations and Related Information by Segment

Insurance Operations

Our Insurance Operations offers standard market insurance products and services through seven insurance subsidiaries and, in 2011, we began offering excess and surplus lines (“E&S”) insurance products as the result of the following acquisition activity:

•	The purchase of the renewal rights to an E&S book of business in August 2011; and
•	The purchase of Montpelier U.S. Insurance Company (“MUSIC”) in December 2011.
•	Our eight insurance subsidiaries are collectively referred to as the Insurance Subsidiaries.

Our standard market insurance products and services are sold primarily in 22 states in the Eastern and Midwestern U.S. through approximately 1,000 independent insurance agencies. Our recent E&S acquisitions provide us the opportunity to write contract binding authority E&S business in all 50 states and the District of Columbia through approximately 90 wholesale agents across the country.

Our Insurance Operations segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 82% of NPW; and (ii) Personal Lines, which markets primarily to individuals and represents approximately 18% of NPW. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) the loss and loss expense ratio; (ii) the underwriting expense ratio; (iii) the dividend ratio; and (iv) the combined ratio.

Summary of Insurance Operations
All Lines
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009
GAAP Insurance Operations Results:
NPW	$1,485,349	1,390,541	7%		1,422,655	(2)%
NPE	1,439,313	1,416,598	2		1,431,047	(1)
Less:
Losses and loss expenses incurred	1,074,987	982,118	9		971,905	1
Net underwriting expenses incurred	465,961	452,769	3		453,117	-
Dividends to policyholders	5,284	3,878	36		3,640	7
Underwriting (loss) income	$(106,919)	(22,167)	(382)%		2,385	(1,029)%
GAAP Ratios:
Loss and loss expense ratio	74.7%	69.3	5.4	pts	67.9	1.4	pts
Underwriting expense ratio	32.3	32.0	0.3		31.6	0.4
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	-
Combined ratio	107.4	101.6	5.8		99.8	1.8
Statutory Ratios:
Loss and loss expense ratio	74.6	69.3	5.3		67.9	1.4
Underwriting expense ratio	31.7	32.0	(0.3)		32.3	(0.3)
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	-
Combined ratio	106.7%	101.6	5.1	pts	100.5	1.1	pts

•	NPW increased in 2011 compared to 2010 primarily driven by the following: (i) Commercial Lines renewal pure price increases of 2.8% coupled with a one-point increase in retention to 83%; (ii) new E&S premiums of $24.1 million in association with our renewal rights purchase in August 2011; and (iii) improvements in audit and endorsement premiums. Audit and endorsement activity was driven by economic conditions over the past three years as evidenced below:

($ in millions)
For the Year Ended December 31,	Audit and Endorsement Additional (Return) Premium
2011	$14.8
2010	(47.4)
2009	(62.0)

The decrease in NPW in 2010 compared to 2009 was driven by audit and endorsement activity as shown in the table above, coupled with a reduction in new business of $48.2 million, to $272.8 billion.

NPE increases over the three-year period are consistent with the fluctuation in NPW.

•	The increase in the GAAP loss and loss expense ratio of 5.4 points in 2011 compared to 2010 was primarily attributable to higher property losses of $81.7 million, which included increased catastrophe losses of $62.3 million, or 4.3 points, to $118.8 million in 2011. In addition, favorable prior year casualty development was $30 million, or 2.1 points, in 2011 compared to $39 million, or 2.8 points, in 2010. For more information on the favorable prior year development on our casualty lines of business, see the “Review of Underwriting Results by Lines of Business” below.

The increase in the GAAP loss and loss expense ratio of 1.4 points in 2010 compared to 2009 was primarily attributable to an increase in property losses of $50.3 million, which included increased catastrophe losses of $47.9 million, or 3.4 points, to $56.5 million in 2010. Partially offsetting this increase was: (i) favorable casualty prior year development of approximately $39 million, or 2.8 points, in 2010, compared to approximately $29 million, or 2.0 points, in 2009; and (ii) a reduction of loss costs due to a change in the mix of our casualty lines of business.

•	The increase in the GAAP underwriting expense ratio of 0.3 points in 2011 compared to last year was driven by expenses associated with our purchase of the E&S renewal book of business in 2011. The majority of those expenses are directly related to the acquisition, and will not impact the on-going results of this operation. However, as MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until such time premiums that we write subsequent to the purchase are earned to support the expenses of these operations.

The increase in the GAAP underwriting expense ratio of 0.4 points in 2010 was primarily due to declines in earned premium coupled with benefits recognized in 2009 related to the elimination of retiree life insurance benefits for current employees amounting to a total benefit of $4.2 million, pre-tax.

Insurance Operations Outlook

Several record breaking tornado outbreaks during the spring of 2011 marked the beginning of one the most costly catastrophe loss year for the property and casualty insurance industry since 2005 when three hurricanes made a direct landfall in the United States. Hurricane Irene was the first hurricane to hit the United States coastline since 2008 and the first to strike the New York City area since Hurricane Gloria in 1985. A.M. Best estimates that catastrophe losses in the United States were approximately $44 billion, more than double the amount in 2010. As a result, A.M. Best is projecting an industry combined ratio of 107.5% in 2011, which includes more than 10 points of catastrophe losses. Consistent with the trend noted by A.M. Best as a driver of industry-wide results, our Insurance Operations segment incurred the worst catastrophe year in the existence of our company with losses of $118.8 million, or 8.3 points on our combined ratio of 106.7%. As shown in the table below, catastrophe losses, by their nature, are volatile. In 2011 and 2010, we incurred elevated levels of catastrophe losses, and, conversely, 2009 was the period of lowest catastrophe losses during the last five years.

($ in thousands)
For the Year Ended December 31,	Catastrophe Losses Incurred	Impact on Loss Ratio
2011	$118,769	8.3	pts
2010	56,465	4.0
2009	8,519	0.6
2008	31,740	2.1
2007	14,899	1.0

As a result of the unprecedented catastrophe losses, the industry has begun experiencing a modest level of commercial lines renewal price increases, particularly in the fourth quarter of 2011, according to the Commercial Lines Insurance Pricing Survey. As reflected by A.M. Best’s February 2012 affirmation to maintain its negative outlook for the commercial lines industry, we believe these modest increases in rate are not sufficient, and a widespread hardening needs to materialize given: (i) the instability of the U.S. economy and the current low interest rate environment that has continued to put pressure on investment yields; (ii) an industry statutory combined ratio for 2011 of 107.5% as reported by A.M. Best; (iii) higher anticipated reinsurance costs (see the “Reinsurance” section below for more detail); and (iv) declining industry profitability as a result of elevated levels of catastrophe-related losses.

While industry pricing has just begun to improve, we are on our eleventh consecutive quarter of Commercial Lines renewal pure price increases, with 3.4% in the fourth quarter of 2011 and 2.8% for 2011. The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic and competitive times. We believe that once the market as a whole becomes more successful at driving price, we will be able to further capitalize on our relationships with our agents to generate additional renewal price increases through the use of our granular pricing capabilities. The price increases we have been able to obtain, coupled with strong retention, have led to year-over-year NPW growth in our Commercial Lines for the first time since 2007 and an increase of 7% in 2011. We also expanded our underwriting appetite with new products in para-transit, technology, and communities of faith. Our recent acquisition of MUSIC broadens our E&S footprint to all 50 states and the District of Columbia, giving us a higher-margin product and the capability to drive NPW growth in the future. The MUSIC acquisition, coupled with our renewal rights purchase in August 2011, provides the potential for annual E&S premium volume of $120 million through 90 wholesale general agents as well as potential access to the $300 to $400 million of contract binding authority E&S business our independent retail agents currently write annually for our competitors. In 2011, we also invested in the consumer agent portal, along with the Independent Insurance Agents and Brokers of America and several other insurance companies, which will provide independent agents a more robust online presence on the Internet.

A.M. Best is maintaining a stable outlook for the personal lines industry, which implies their rating actions are expected to be widely affirmed with a fairly balanced distribution of negative and positive rating actions. The personal lines market has been more receptive to price increases, and our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect in 2010 and 2011. Rate increases that we were able to achieve in 2011 are expected to generate an additional $18.0 million in annual premium. In addition, we were able to generate Personal Lines renewal pure price increases of 6.2% in 2011, while retention increased one point to 86%. While underlying results show improvement in this line during the fourth quarter of 2011, they are still not where they need to be. The extreme volatility associated with the homeowners line due to continued weather related property losses led to $37.6 million, or 36.6 points, of catastrophe losses in 2011. We will continue to focus on driving rate and mix of business changes across our Personal Lines book to improve profitability.

We are expecting to generate a 2012 full year statutory combined ratio of 101.5% and a GAAP combined ratio of 102.5%, which includes a catastrophe loss assumption of 2.5 points. Combined ratios do not include any assumptions for reserve development, favorable or unfavorable. In addition, we expect that investment income will be approximately flat with 2011 levels. Weighted average shares at year-end 2012 are expected to be approximately 55.6 million.

Review of Underwriting Results by Lines of Business

Commercial Lines
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009
GAAP Insurance Operations Results:
NPW	$1,212,137	1,133,876	7%		1,194,796	(5)%
NPE	1,174,861	1,174,282	-		1,214,952	(3)
Less:
Losses and loss expenses incurred	835,532	790,369	6		809,430	(2)
Net underwriting expenses incurred	393,473	381,703	3		387,494	(1)
Dividends to policyholders	5,284	3,878	36		3,640	7
Underwriting (loss) income	$(59,428)	(1,668)	3,463%		14,388	(112)%
GAAP Ratios:
Loss and loss expense ratio	71.1%	67.3	3.8	pts	66.6	0.7	pts
Underwriting expense ratio	33.6	32.5	1.1		31.9	0.6
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	-
Combined ratio	105.1	100.1	5.0		98.8	1.3
Statutory Ratios:
Loss and loss expense ratio	71.1	67.3	3.8		66.6	0.7
Underwriting expense ratio	32.8	33.2	(0.4)		32.9	0.3
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	-
Combined ratio	104.3%	100.8	3.5	pts	99.8	1.0	pts

•	NPW increased 7% in 2011 compared to 2010, which reflects the following:
o	Renewal pure price increases of 2.8% coupled with strong retention with a one-point increase to 80%;
o	$24.1 million in E&S premium in 2011 resulting from our renewal rights acquisition in August 2011; and
o	$14.5 million in additional audit and endorsement premium, a $62.4 million improvement in 2011.

NPW decreased 5% in 2010 compared to 2009, which reflects the following:

o	$47.9 million in audit and endorsement return premiums; and
o	Net renewals of $1.0 billion in 2010, a $24.2 million reduction compared to 2009.

Partially offsetting these decreases was direct new business of $210.8 million in 2010.

•	The 2010 NPW decrease was offset by the NPW increase in 2011 leaving NPE largely unchanged over the period. However, the decrease in NPW from 2009 to 2010 resulted in a NPE decrease in 2010.

•	The variances in the GAAP loss and loss expense ratio in both periods were reflective of increased catastrophe losses, coupled with the impact of favorable prior year casualty development, a summary of which follows:

($ in thousands)
For the Year Ended December 31,	Catastrophe Losses Incurred	Impact on Loss Ratio		Favorable Prior Year Casualty Development	Impact on Loss Ratio		Total Loss Ratio Impact
2011	$75,207	6.4	pts	$29,000	(2.5	)pts	3.9
2010	38,593	3.3		37,000	(3.2)		0.1
2009	5,791	0.5		27,000	(2.2)		(1.7)

Catastrophe losses included losses from Hurricane Irene, which pierced the first layer of our catastrophe excess of loss treaty. Hurricane Irene’s impact to Commercial Lines was $21.7 million, net of reinsurance, or 1.8 points.

Prior year casualty development was driven by the following:

($ in millions)	Favorable/(Unfavorable)
Line of Business	2011	2010	2009
Commercial Auto Liability	$13	28	10
General Liability	12	26	8
Business Owners Property Liability	10	3	-
Workers Compensation	(7)	(22)	11
Other	1	2	(2)

The increase in the GAAP underwriting expense ratio of 1.1 points in 2011 compared to last year, was driven by expenses associated with our purchase of the E&S renewal book of business in 2011. The majority of these expenses, or $4.7 million, are directly related to the acquisition and will not impact the on-going results of this operation. However, as MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until such time as premiums that we write subsequent to the purchase are earned to support the expenses of these operations.

The GAAP underwriting expense ratio increased in 2010 compared to 2009, which was primarily due to declines in premiums earned coupled with the one-time benefit recognized in 2009 for the elimination of retiree life insurance benefits for current employees.

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009

Statutory NPW	$351,561	323,276	9%		352,336	(8)%
Statutory NPE	344,682	336,475	2		362,479	(7)
Statutory combined ratio	100.7%	96.4	5.5	pts	102.9	(6.5	)pts
% of total statutory commercial NPW	29%	29			29

NPW increased in 2011 driven by improved economic conditions reflected in audit and endorsement premiums. During the three-year period, our premium subject to audit in this line was approximately 50%. At the end of the policy period, actual exposure units (usually sales or payroll) on policies with premium subject to audit are compared to beginning of period estimates and a return premium or additional premium transaction occurs. Audits and endorsements resulted in additional premium of $3.9 million in 2011 compared to return premium of $24.6 million in 2010. We also continued to see improvements in pricing in this line as our renewal pure price increase was 3.7% in 2011 coupled with increases of 4.2% and 1.6% in 2010 and 2009, respectively.

In 2010, the economic weakness and competitive nature of the insurance marketplace negatively impacted NPW on this line compared to 2009 as evidenced by the following:

o	Net renewals were down 5%, or $15.2 million, to $302.9 million despite our ability to achieve pure price as indicated above;
o	New business was down 21%, or $14.8 million, to $56.7 million; and
o	Continued pressure from audit and endorsement activity, which resulted in a return premium of $24.6 million in 2010 and $27.2 million in 2009.

The fluctuations in the statutory combined ratios were driven by favorable prior year development. Favorable prior year development in the general liability line of business is often volatile year to year and, therefore, requires a longer period of time before true trends are recognized and can be acted upon.

The impact of the prior year favorable development shown above was as follows:

•	2011: 3.3 points, driven by favorable development on the premises and operations coverages for accident years 2009 and prior, largely offset by adverse development for the products coverage in 2010 and prior;
•	2010: 7.9 points, driven by 2006 and prior accident years; and
•	2009: 2.3 points.

Commercial Automobile
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009

Statutory NPW	$282,825	281,365	1%		298,036	(6)%
Statutory NPE	279,610	291,495	(4)		300,562	(3)
Statutory combined ratio	94.2%	90.2	4.0	pts	98.2	(8.0	)pts
% of total statutory commercial NPW	23%	25			25

NPW remained relatively flat in 2011 compared to last year while NPW decreased in 2010 compared to 2009. NPE decreased throughout the three-year period which was a reflection of the economic factors that put pressure on NPW as exposure levels declined in 2010.

The fluctuations in the statutory combined ratio were driven by favorable prior year casualty development as shown above was as follows:

o	2011: 4.6 points, in 2011 driven by the 2007 through 2009 accident years, representing a continued trend driven by lower frequencies in those years;
o	2010: 9.6 points, driven by lower than anticipated severity primarily in accident years 2004 through 2009; and
o	2009: 3.2 points, driven by lower than anticipated severity primarily in accident year 2007.

Workers Compensation
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009

Statutory NPW	$261,348	237,409	10%		251,121	(5)%
Statutory NPE	259,354	250,456	4		263,490	(5)
Statutory combined ratio	116.2%	124.2	(8.0	)pts	107.6	16.6	pts
% of total statutory commercial NPW	22%	21			21

As economic conditions have begun to stabilize and unemployment has leveled off, audit and endorsement premium in 2011 became more neutral resulting in additional premium of $11.2 million, compared to return premiums of $20.5 million in 2010 and $29.2 million in 2009, thus driving the increase in the current year. The decrease in 2010 as compared to 2009 reflects pressure on net renewals and new business, further reflecting economic conditions in those years.

The fluctuations in the statutory combined ratio were primarily attributable to the impact of prior year casualty development on current year results as shown above was as follows:

•	2011: unfavorable by 2.7 points, driven by the 2010 accident year, representing a continued trend related to increased severities in recent years, partially offset by various earlier accident years;
•	2010: unfavorable by 8.3 points, driven by increased severity in the 2008 and 2009 accident years; and
•	2009: favorable by 3.9 points, primarily driven by accident years 2005 to 2007, partially offset by adverse severity in accident year 2008.

Commercial Property
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009

Statutory NPW	$195,927	194,382	1%		199,707	(3)%
Statutory NPE	192,989	199,252	(3)		197,665	1
Statutory combined ratio	109.9%	93.7	16.2	pts	83.9	9.8	pts
% of total statutory commercial NPW	16%	17			17

NPW and NPE were relatively flat over the three-year period. However, the increase in the statutory combined ratios over the three-year period were largely due to the increases in catastrophe losses as shown below:

($ in thousands)
	Catastrophe
For the Year Ended	Losses	Impact on
December 31,	Incurred	Loss Ratio
2011	$59,662	30.9	pts
2010	31,824	16.0
2009	3,897	2.0

Business Owners Property
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009

Statutory NPW	$67,580	66,079	2%		64,958	2%
Statutory NPE	66,225	65,260	1		62,638	4
Statutory combined ratio	109.8%	116.0	(6.2	)pts	116.4	(0.4	)pts
% of total statutory commercial NPW	6%	6			5

NPW and NPE were relatively flat over the three-year period. The decrease in the statutory combined ratio in 2011 compared to 2010 was largely due to lower estimates of current year loss costs, coupled with favorable prior year development. These items were partially offset by elevated catastrophe losses.

Favorable statutory prior year casualty development was as follows:

o	2011: 15.5 points driven by favorable development on liability coverage for accident years 2008 through 2010; and
o	2010: 5.0 points.

Catastrophe losses were as follows

o	2011: $12.4 million, or 18.7 points;
o	2010: $5.3 million, or 8.2 points; and
o	2009: $1.4 million, or 2.2 points.

Personal Lines
			2011			2010
($ in thousands)	2011	2010	vs. 2010		2009	vs. 2009
GAAP Insurance Operations Results:
NPW	$273,212	256,665	6%		227,859	13%
NPE	264,452	242,316	9		216,095	12
Less:
Losses and loss expenses incurred	239,455	191,749	25		162,475	18
Net underwriting expenses incurred	72,488	71,066	2		65,623	8
Underwriting loss	$(47,491)	(20,499)	(132)%		(12,003)	(71)%
GAAP Ratios:
Loss and loss expense ratio	90.5%	79.1	11.4	pts	75.2	3.9	pts
Underwriting expense ratio	27.5	29.4	(1.9)		30.4	(1.0)
Combined ratio	118.0	108.5	9.5		105.6	2.9
Statutory Ratios:
Loss and loss expense ratio	90.5	79.2	11.3		75.2	4.0
Underwriting expense ratio	26.8	27.2	(0.4)		29.2	(2.0)
Combined ratio	117.3%	106.4	10.9	pts	104.4	2.0	pts

•	The increase in NPW in 2011 compared to 2010 was primarily due to:
o	Rate increases of 6.8%, or $17.9 million, that went into effect across our Personal Lines footprint during 2011; and
o	Improved retention of one-point to 86%; and
o	New business direct premiums written of $50.2 million compared to $62.0 million in 2010.

The increase in NPW in 2010 compared to 2009 was primarily due to:

o	Rate increases of 6.3%, or $14.8 million, that went into effect across our Personal Lines footprint during 2010;
o	Improved retention of two points to 85%; and
o	New business direct premium written of $62.0 million compared to $55.2 million in 2009.

•	NPE over the three-year period was consistent with the NPW increases in 2011 compared to 2010 and 2009 as discussed above.

•	The 11.4-point increase in the GAAP loss and loss expense ratio in 2011 compared to 2010 was primarily attributable to an increase in property losses of $42.4 million, or 12.7 points, which includes an increase in catastrophe losses of $25.7 million, or 9.1 points. The unprecedented level of catastrophe losses in 2011 we incurred included losses from Hurricane Irene of $17.9 million, or 6.8 points. Partially offsetting these losses were claims handling fees earned on our flood book of business that increased $4.4 million, or 1.6 points, from 2010. These claims handling fees reflect the significant flooding activity during the year throughout the Northeast and Mid-Atlantic states.

The 3.9-point increase in the GAAP loss and loss expense ratio in 2010 compared to 2009 was also driven by elevated property losses of $27.0 million, or 7.7 points, which included an increase in catastrophe losses of $15.1 million, or 6.1 points.

•	The decrease in the GAAP underwriting expense ratio in 2011 and 2010 as compared to the respective prior years reflects the impact of premiums outpacing expenses, driven by the rate increases we have been able to obtain over the three-year period. On a statutory basis, the impact of this trend is recognized immediately in the expense ratio while on a GAAP basis, the impact is recognized over the course of one year, which is generally the term of our Personal Lines policies.

Reinsurance

We have reinsurance contracts that cover both property and casualty insurance business. We use traditional forms of reinsurance and do not utilize finite risk reinsurance. Available reinsurance can be segregated into the following key categories:

•	Property Reinsurance – includes our Property Excess of Loss treaties purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is also used for property risks that are in excess of our treaty capacity.
•	Casualty Reinsurance – purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.
•	Terrorism Reinsurance – available as a federal backstop related to terrorism losses as provided under the TRIA. For further information regarding this legislation, see Item 1A. “Risk Factors.” of this Form 10-K.
•	Flood Reinsurance – as a servicing carrier in the WYO Program, we receive a fee for writing flood business, for which the related premiums and losses are ceded to the federal government.
•	Other Reinsurance – includes other treaties that we do not consider core to our reinsurance program, such as our Surety and Fidelity Excess of Loss, NWCRP and our Equipment Breakdown Coverage treaties, which do not fall within the categories above.

In addition to the above categories, we have entered into several reinsurance agreements with Montpelier Re Insurance Ltd. as part of the acquisition of MUSIC. Together, these agreements provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are 100% collateralized.

Information regarding the terms and related coverage associated with each of our categories of reinsurance above can be found in Item 1. “Business.” of this Form 10-K.

We regularly reevaluate our overall reinsurance program and try to develop effective ways to manage transfer of risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers, and projected impact on earnings and statutory surplus. We strive to balance sometimes opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.

Property Reinsurance

The Property Catastrophe treaty, which covers both our standard market and E&S business, renewed effective January 1, 2012 at an increase in premium of 19% for the same coverage, which reflected increased exposure change and recent market trends due to increased global catastrophe losses. The current treaty structure provides coverage of $435 million in excess of $40 million and the annual aggregate limit net of our co-participation continues to be approximately $790 million for 2012.

We continue to assess our property catastrophe exposure aggregations, modeled results, and effects of growth on our property portfolio, and strive to manage our exposure to individual large events balanced against the cost of reinsurance protections.

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest four actual hurricane losses that we experienced in the past 22 years:

	Actual Gross Loss		Accident
Hurricane Name	($ in millions)		Year
Hurricane Irene	$46.5	[1]	2011
Hurricane Hugo	26.0		1989
Hurricane Floyd	14.5		1999
Hurricane Isabel	13.4		2003

1 This amount represents reported and unreported gross losses estimated as of December 31, 2011.

We use the results of the Risk Management Solutions (“RMS”) and AIR Worldwide (“AIR”) models in our review of exposure to hurricane risk. Each of these third party models provides two views of the modeled results. A long-term view closely relates modeled event frequency to historical hurricane activity, while a near-term view adjusts historical frequencies to reflect expectations of elevated hurricane activity in the North Atlantic Basin in the short to medium term. It is our view that modeled estimates provide a range of potential outcomes and multiple estimates should be reviewed for purposes of understanding catastrophic risk. The RMS v. 11.0 model substantially increased vulnerability of construction assumptions and increased wind hazards further inland for our book of business. Other changes included storm surge, demand surge, and hurricane frequency. Reinsurance brokers indicate that the RMS version change created significant increases in modeled losses across portfolios with different geographic and business mix attributes. The following table provides long-term and near-term views of blended RMS v.11.0 and AIR v.13.0 modeled hurricane results based on the Insurance Subsidiaries’ combined property book as of July 2011, adjusted to include our recent E&S acquisitions:

($ in thousands)	Long-Term Basis			Near-Term Basis
			Net Losses			Net Losses
			as a			as a
Occurrence Exceedence	Gross	Net	Percent of	Gross	Net	Percent of
Probability	Losses	Losses[1]	Equity[2]	Losses	Losses[1]	Equity[2]

4.0% (1 in 25 year event)	$94,167	25,435	2%	$119,825	25,856	2%
2.0% (1 in 50 year event)	187,903	30,159	3	227,160	32,429	3
1.0% (1 in 100 year event)	333,264	37,858	3	395,028	42,239	4
0.4% (1 in 250 year event)	667,243	173,004	16	768,144	233,804	21

1 Losses are after tax and include applicable reinstatement premium.

2 Equity as of December 31, 2011.

Our current catastrophe reinsurance program covers up to a 1 in 159 year return period, or events with 0.6% probability, based on a multi-model view of hurricane risk.

The Property Excess of Loss treaty (“Property Treaty”), which covers our standard market business, was renewed on July 1, 2011 and is effective through June 30, 2012, with the same terms as the expiring treaty. This treaty provides a per risk coverage of $28.0 million in excess of a $2.0 million retention.

•	The per occurrence cap on the total program is $64.0 million.
•	The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second, $20.0 million in excess of $10.0 million, layer remains at $80.0 million.
•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Reinsurance

The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers our standard market business, was renewed on July 1, 2011 and is effective through June 30, 2012, with the same terms as the expiring treaty. The current program provides the following coverage:

•	Six layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.
•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.
•	Annual aggregate terrorism limits, net of co-participation, increased to $201.0 million.

Investments

Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy, which we implemented in 2011, is designed to generate consistent dividend income while maintaining a minimal tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominately a “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	2011	2010	Change

Total invested assets	$4,112,421	3,925,722	5%
Unrealized gain – before tax	149,612	82,874	81
Unrealized gain – after tax	97,248	53,868	81

This increase in our investment portfolio was driven primarily by: (i) operating cash flows generated from Insurance Operations; (ii) proceeds from a borrowing with the Federal Home Loan Bank of Indiana (“FHLBI”); and (iii) valuation improvements on securities in our AFS portfolio. The cash generated from our Insurance Operations was used to invest in our high dividend yield equities strategy and to purchase AFS fixed maturity securities. We increased our outstanding borrowing with the FHLBI from $13.0 million to $58.0 million in the fourth quarter of 2011 to borrow funds at favorable interest rates in connection with our year-end acquisition of MUSIC. We acquired $40.5 million in short-term investments and $7.9 million in fixed maturity securities as part of the MUSIC acquisition.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2011	2010
U.S. government obligations	9%	11%
Foreign government obligations	1	1
State and municipal obligations	30	36
Corporate securities	31	27
Mortgage-backed securities (“MBS”)	15	14
ABS	2	2
Total fixed maturity securities	88	91

Equity securities	4	2
Short-term investments	5	4
Other investments	3	3
Total	100%	100%

Fixed Maturity Securities

The average duration of the fixed maturity securities portfolio as of December 31, 2011 was 3.2 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years, which was relatively consistent with the prior year. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk. We are currently experiencing pressure on our yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with the lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation. During 2011, we continued to migrate from state and municipal obligations to investment-grade corporate bonds as part of our overall investment strategy, due to the more attractive risk/return characteristics of the corporate sector.

The weighted average credit rating on our fixed maturity portfolio migrated to AA- at December 31, 2011, from AA at December 31, 2010.  This slightly lower average rating is largely the result of: (i) the S&P downgrade of U.S. sovereign debt in August 2011; and (ii) our recent increased allocation to investment-grade corporate bonds.  The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	December 31,	December 31,
Rating	2011	2010
Aaa/AAA	14%	42%
Aa/AA	52	28
A/A	24	21
Baa/BBB	9	8
Ba/BB or below	1	1
Total	100%	100%

For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Equity Securities

In line with our high dividend yield equities strategy mentioned above, we increased the holdings in our equity portfolio to 4% of invested assets in 2011 from 2% of invested assets in 2010. This high dividend yield equities strategy more than doubled our dividend income in 2011 compared to 2010.

Other Investments

As of December 31, 2011, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			2011
	Carrying Value		Remaining
($ in thousands)	December 31, 2011	December 31, 2010	Commitment
Alternative Investments:
Secondary private equity	$30,114	26,709	9,507
Energy/power generation	25,913	35,560	10,608
Private equity	21,736	21,601	5,368
Distressed debt	16,953	20,432	3,136
Real estate	13,767	14,192	10,569
Mezzanine financing	8,817	10,230	15,256
Venture capital	7,248	6,386	900
Total alternative investments	124,548	135,110	55,344
Other securities	3,753	2,755	1,521
Total other investments	$128,301	137,865	56,865

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $56.9 million in our other investment portfolio through commitments that currently expire at various dates through 2022. At this time, our alternative investment strategies do not invest in hedge funds. For further discussion of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Net Investment Income

The components of net investment income earned were as follows:

($ in thousands)	2011	2010	2009
Fixed maturity securities	$129,710	130,990	141,882
Equity securities	4,535	2,238	2,348
Trading securities	-	-	262
Short-term investments	160	437	1,273
Other investments	20,539	20,313	(21,726)
Miscellaneous income	133	139	343
Investment expenses	(7,634)	(8,409)	(5,911)
Net investment income earned – before tax	147,443	145,708	118,471
Net investment income tax expense	36,355	34,649	22,746
Net investment income earned – after tax	$111,088	111,059	95,725
Effective tax rate	24.7%	23.8	19.2
Annual after-tax yield on fixed maturity securities	2.8	2.9	3.5
Annual after-tax yield on investment portfolio	2.8	2.9	2.6

While net investment income remained relatively flat in 2011 compared to 2010, its components reflect increased dividend income from the high dividend yield equities strategy that we implemented during the year, partially offset by lower yields on our fixed maturity securities. In 2011, bonds that matured or were sold, valued at $481.9 million, had yields that averaged 3.8%, pre-tax, while new purchases of $490.8 million had an average yield of 2.7%.

Income from our other investments, specifically our alternative investment portfolio, was the primary driver of the increase in investment income during 2010 compared to 2009. This increase reflects the improved equity and credit markets in 2010 compared to the prior year. Partially offsetting these improved returns was a $10.9 million reduction in income on our fixed maturity securities portfolio reflecting the currently low interest rate environment. In 2010, bonds that matured or were sold, valued at $808.3 million, had average pre-tax yields of 3.8%, while new purchases of $1.0 billion had an average yield of 2.8%.

For further discussion of net investment income, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)

Realized gains and losses, by type of security, excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains (losses) were as follows:

Realized Gains (Losses) Excluding OTTI
($ in thousands)	2011	2010	2009
HTM fixed maturity securities
Gains	$4	569	225
Losses	(564)	(894)	(1,049)
AFS fixed maturity securities
Gains	9,385	8,161	20,899
Losses	(70)	(7,619)	(13,889)
AFS equity securities
Gains	6,671	16,698	33,355
Losses	-	(1,156)	(28,056)
Other investments
Gains	-	-	-
Losses	-	(5,184)	(2,039)
Total other net realized investment gains	15,426	10,575	9,446
Total OTTI charges recognized in earnings	(13,186)	(17,658)	(55,416)
Total net realized gains (losses)	$2,240	(7,083)	(45,970)

For a discussion of realized gains and losses, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

There were no securities sold at a loss during 2011. The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale for 2010 and 2009:

Period of Time in an	2010		2009
Unrealized Loss Position	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$11,462	463	54,287	6,951
7 – 12 months	-	-	38,292	3,424
Greater than 12 months	10,257	7,098	39,241	3,420
Total fixed maturities	21,719	7,561	131,820	13,795
Equities:
0 – 6 months	13,914	739	29,567	20,620
7 – 12 months	3,173	417	8,230	7,436
Greater than 12 months	-	-	-	-
Total equity securities	17,087	1,156	37,797	28,056
Other Investments:
0 – 6 months	16,357	5,184	-	-
7 – 12 months	-	-	4,816	1,189
Total other investments	16,357	5,184	4,816	1,189
Total	$55,163	13,901	174,433	43,040

During 2010, we sold certain AFS fixed maturity securities that were in an unrealized loss position that our new external investment managers had recommended that we sell during their review of the portfolio. This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives. In addition, as part of our transition to the newly hired external investment managers, in the third quarter of 2010, we changed our intent regarding certain equity holdings that we sold to lower our equity exposure and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification. In the fourth quarter of 2010, we sold certain limited partnerships within our other investments at a loss to reduce our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio, as well as to reduce certain vintage year and sponsor concentrations.

Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated. We typically have a long investment time horizon and every purchase or sale is made with the intent of improving future investment returns while balancing capital preservation. For additional discussions, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other-than-Temporary Impairments

The following table provides information regarding our OTTI charges recognized in earnings:

($ in thousands)	2011	2010	2009
HTM securities
ABS	$-	31	2,482
CMBS	-	4,215	11,777
RMBS	-	419	-
Total HTM securities	-	4,665	14,259

AFS securities
Corporate securities	244	-	1,271
Obligations of state and political subdivisions	17	197	-
ABS	721	128	-
CMBS	694	2,200	-
RMBS	145	7,925	37,779
Total fixed maturity AFS securities	1,821	10,450	39,050
Equity securities	11,365	2,543	2,107
Total AFS securities	13,186	12,993	41,157

Total OTTI charges recognized in earnings	$13,186	17,658	55,416

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

Unrealized/Unrecognized Losses

The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at December 31, 2011 and December 31, 2010:

December 31, 2011	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses[1]	Value	Losses[1]
AFS securities:
Foreign government	$8,299	(556)	-	-
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	-	-
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
	Fair	Unrealized	Unrecognized	Fair	Unrealized	Unrecognized
($ in thousands)	Value	Losses[1]	Gains[3]	Value	Losses[1]	Gains[3]
HTM securities:
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	-	-	-	2,816	(1,009)	737
CMBS	-	-	-	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822

Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822

December 31, 2010	Less than 12 months		12 months or longer
		Unrealized		Unrealized
($ in thousands)	Fair Value	Losses[1]	Fair Value	Losses[1]
AFS securities:
U.S. government and government agencies[2]	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
		Unrealized	Unrecognized
	Fair	(Losses)	Gains	Fair	Unrealized	Unrecognized
($ in thousands)	Value	Gains[1]	(Losses)[3]	Value	Losses[1]	Gains[3]
HTM securities:
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

[1]	Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
[2]	U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).
[3]	Unrecognized holding gains/(losses) represent market value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our unrealized/unrecognized loss positions improved $10.9 million as of December 31, 2011 compared to last year as follows:

($ in thousands)
December 31, 2011			December 31, 2010
		Unrealized			Unrealized
Number of	% of	Unrecognized	Number of	% of	Unrecognized
Issues	Market/Book	Loss	Issues	Market/Book	Loss
140	80% - 99%	$10,166	193	80% - 99%	$16,310
-	60% - 79%	-	2	60% - 79%	1,125
1	40% - 59%	469	2	40% - 59%	2,160
-	20% - 39%	-	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$10,635			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this Form 10-K. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents amortized cost and fair value regarding our AFS fixed maturities that were in an unrealized loss position at December 31, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$29,862	28,631
Due after one year through five years	179,276	173,276
Due after five years through ten years	60,930	59,088
Due after ten years	2,166	1,861
Total	$272,234	262,856

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at December 31, 2011 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$266	266
Due after one year through five years	22,989	21,821
Due after five years through ten years	-	-
Due after ten years	187	186
Total	$23,442	22,273

Investments Outlook

The sluggish pace of the 2011 economic recovery continued during the second half of the year with third quarter real gross domestic product at 1.8%. The labor market reflected some improvement toward the end of the year with the Bureau of Labor Statistics report indicating that the December 2011 unemployment rate was 8.5%, the lowest reading of the year. However, commodity price increases, domestic housing market overhang, inflation expectations, sovereign debt stability, and slower global growth rates remain as 2012 begins. The equity and bond markets were volatile in the last half of 2011 and are likely to remain so for the first half of 2012. The Federal Reserve continues to maintain an accommodative monetary policy. Yields remain low and the Federal Reserve has indicated their expectation that this will continue through 2014. The outlook for 2012 reflects the continuing challenge for the fixed income portfolio in overcoming the spread between maturing assets and the reinvestment rate available, while maintaining credit quality.

Our fixed income strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high quality instruments, including investment-grade corporate bonds with diversified maturities to manage incremental interest rate risk, and may opportunistically invest in below investment grade and/or municipal fixed maturity securities to take advantage of risk adjusted return opportunities.

The allocation to a high dividend yield equities strategy is being maintained, and has improved diversification in the equity portfolio while providing additional yield. The strategy is relatively sector-neutral, provides broad based exposure to the domestic equity market, and provides attractive current income yields.

Our current outlook for alternative investments remains positive, and private markets continue to offer attractive risk adjusted returns.

Federal Income Taxes

The following table provides information regarding federal income taxes from continuing operations:

($ in millions)	2011	2010	2009
Federal income tax (benefit) expense from continuing operations	(12.5)	12.6	(5.5)
Effective tax rate	(154)%	15	(14)

The reduction in federal income tax and effective tax rate in 2011 from 2010 was primarily due to an increase in underwriting losses driven by the extreme level of catastrophe events. The increase in 2010 compared to 2009 was primarily due to lower net realized losses from improved non-cash OTTI charges. For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 15. “Federal Income Tax” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources

Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity

We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $218 million at December 31, 2011, which was comprised of $35 million at Selective Insurance Group, Inc. (the “Parent”) and $183 million at the Insurance Subsidiaries. Additionally in 2011, the Parent has begun to build a portfolio, which amounted to approximately $20 million as of December 31, 2011, of high-quality, highly-liquid government and corporate fixed maturity investments to generate additional yield. The Insurance Subsidiaries’ short-term position included $40.5 million in short-term investments acquired through our December 31, 2011 purchase of MUSIC. The Insurance Subsidiaries were also carrying additional short-term funds to provide liquidity associated with paying claims related to the historic levels of catastrophe losses that occurred during 2011, the remaining case and IBNR reserves of which amounted to approximately $29 million as of December 31, 2011. Short-term investments are generally maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and the Federal Home Loan Bank of Indianapolis (FHLBI) through our Indiana-domiciled Insurance Subsidiaries’ (“Indiana Subsidiaries”) loan agreements, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The Insurance Subsidiaries paid $63 million in dividends to the Parent in 2011 compared to our allowable ordinary dividend amount of approximately $110 million. Our maximum ordinary dividend amount in 2012 will be approximately $104 million. Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance company holding acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The Parent had no private or public issuances of stock or debt during 2011 and there were no borrowings under its $30 million line of credit (“Line of Credit”). The Indiana Subsidiaries’ membership in the FHLBI provides these companies with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year. For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.” All borrowings from FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5, “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent for up to 10% of the admitted assets of the Indiana Subsidiaries. We increased our outstanding borrowing with the FHLBI from $13.0 million to $58.0 million in the fourth quarter of 2011 to borrow funds at favorable interest rates in connection with our year-end acquisition of MUSIC. These funds were loaned to the Parent under the approved lending agreements. Following this transaction, the Indiana Subsidiaries have the ability to borrow approximately $26 million more from the FHLBI until the Line of Credit maximum borrowings of 10% of admitted assets is reached. In addition, pursuant to the lending agreement between the Indiana Subsidiaries and the Parent, additional borrowings by the Parent are limited to approximately $15 million.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity portfolio, excluding short-term investments, was 3.2 years as of December 31, 2011, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayments of $13 million and $45 million are due in 2014 and 2016, respectively. Subsequent to 2016, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings

Our Line of Credit was renewed on June 13, 2011 with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of December 31, 2011 or at any time during 2011.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2011	December 31, 2011
Consolidated net worth	$793 million	$1,109 million
Statutory surplus	Not less than $750 million	$1,063 million[1]
Debt-to-capitalization ratio[2]	Not to exceed 35%	20.3%
A.M. Best financial strength rating	Minimum of A-	A+

1 Statutory surplus includes the effect of the MUSIC acquisition.

2 Calculated in accordance with Line of Credit agreement.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2011, we had statutory surplus and GAAP stockholders’ equity of $1.1 billion. We had total debt of $307.4 million at December 31, 2011, which equates to a debt-to-capital ratio of approximately 21.7%.

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

Book value per share increased to $20.39 as of December 31, 2011 from $19.95 as of December 31, 2010, primarily driven by: (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.80; and (ii) net income of $0.37 per share. Partially offsetting these increases were: (i) dividends paid to shareholders of $0.52; and (ii) an after-tax equity charge of $10.9 million, or $0.15, due to the annual revaluation of our retirement income plan pension liability.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Given that the loss and loss expense reserves are estimates, as described above and in more detail under the “Critical Accounting Policies and Estimates” in this Form 10-K, the payment of actual losses and loss expenses is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2011 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Operating leases	$25.4	9.0	10.0	4.6	1.8
Notes payable	308.0	-	13.0	45.0	250.0
Interest on debt obligations	659.0	18.8	37.5	36.8	565.9
Subtotal	992.4	27.8	60.5	86.4	817.7

Gross loss and loss expense payments	3,144.9	893.2	912.3	458.2	881.2
Ceded loss and loss expense payments	549.5	199.4	91.5	51.6	207.0
Net loss and loss expense payments	2,595.4	693.8	820.8	406.6	674.2

Total	$3,587.8	721.6	881.3	493.0	1,491.9

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2011, we also have contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $56.9 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings

We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2011 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook. They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets. The negative outlook reflects the ongoing challenges to improve underwriting performance given the competitive nature of the marketplace coupled with elevated catastrophe losses through April 2011. Following the acquisition of MUSIC, the newly-acquired company was included in our Insurance Subsidiaries’ intercompany pooling agreement. As a result, on January 12, 2012, A.M. Best upgraded the financial strength rating of MUSIC to “A+ (Superior)” from “A- (Excellent)” with a negative outlook to reflect their revised pooled rating. We have been rated “A” or higher by A.M. Best for the past 81 years, with our current rating of “A+ (Superior)” being in place for the last 50 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Our standard lines Insurance Subsidiaries’ ratings by other major rating agencies are as follows:

•	S&P Insurance Rating Services - S&P cites our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling and agency interface technology, strong financial flexibility, and strong capital adequacy in support of our “A” financial strength rating and outlook of stable.

•	Moody’s Investor Service – Our financial strength rating of “A2” and outlook of stable was reaffirmed in the first quarter of 2011. Moody’s cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage. Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

•	Fitch Ratings – Our “A+” rating and outlook of stable was reaffirmed in the second quarter of 2011, citing our disciplined underwriting culture, conservative balance sheet with very good capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P and Moody’s financial strength ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Pending Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). This guidance requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We have adopted this guidance retrospectively on January 1, 2012, with a resulting $51 million after-tax impact to stockholders’ equity.

For information regarding our adoption of ASU 2010-26 as well as restated financial statement information, see Note 3. “Adoption of Accounting Pronouncements” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. Our investment portfolio is currently comprised of securities categorized as AFS and HTM. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed maturity transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk on certain equity securities and expenses.

Our investment philosophy includes setting certain return objectives relating to the equity and fixed maturity portfolios as well as risk objectives relating to the overall portfolio. Within the equity portfolio, the high dividend yield strategy, which we implemented in 2011, is designed to generate consistent dividend income while maintaining a minimal tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The primary return objective of our fixed maturity portfolio is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a “buy-and-hold” principle. The return objective for other investments, which includes our alternative investments, is to meet or exceed the S&P 500 Index. The allocation of our portfolio was 88% fixed maturity securities, 4% equity securities, 5% short-term investments, and 3% other investments as of December 31, 2011.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. As our fixed income investment portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. During extended periods of suppressed interest rates, net investment income on our fixed maturity portfolio is pressured as higher-yielding securities are rolling over into lower-yielding replacements. In 2011, bonds that matured or were sold, valued at $481.9 million, had yields that averaged 3.8%, pre-tax, while new purchases of $490.8 million had an average yield of 2.7%. We expect this downward trend to continue into 2012, putting pressure on our ability to grow investment income.

The fixed maturity portfolio duration at December 31, 2011 was 3.2 years, excluding short-term investments, compared to 3.7 years a year ago. Given the state of municipal finances, we reduced our municipal exposure while increasing our allocation to corporate bonds. This, combined with some portfolio rebalancing, caused the slight decline in duration. The Insurance Subsidiaries’ liability duration is approximately 3.8 years. We manage our liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2011:

	2011
	Interest Rate Shift in Basis Points
($ in thousands)	[1]-200	-100	0	100	200
HTM fixed maturity securities
Fair value of HTM fixed maturity securities portfolio	$779,809	776,422	758,043	733,581	708,093
Fair value change	21,766	18,379		(24,462)	(49,950)
Fair value change from base (%)	2.87%	2.42%		(3.23)%	(6.59)%

AFS fixed maturity securities
Fair value of AFS fixed maturity securities portfolio	$2,989,460	2,968,593	2,897,373	2,799,120	2,696,282
Fair value change	92,087	71,220		(98,253)	(201,091)
Fair value change from base (%)	3.18%	2.46%		(3.39)%	(6.94)%

1Given the low interest rate environment, an interest rate decline of 200 basis points is deemed unreasonable for certain securities in our portfolio, as the decline would generate a zero or negative yield, therefore the interest rate decline for purposes of the sensitivity analysis is floored at one basis point for such securities.

Credit Risk

The financial markets were volatile in the second half of 2011 and are likely to remain so for the first half of 2012. We saw an increase in our overall investment portfolio, including a $66.7 million increase in unrealized gains to $149.6 million at December 31, 2011. We continue to closely monitor our $1.3 billion municipal bond portfolio given the widely reported uncertainty about states and municipalities and the ability of such issuers to fulfill their obligations in light of ongoing budget constraints. The credit quality of our fixed maturity securities portfolio migrated to “AA-” in 2011, from “AA” in 2010. This slightly lower average rating is largely the result of: (i) the S&P downgrade of U.S. sovereign debt in August 2011; and (ii) our recent increased allocation to investment grade corporate bonds. Exposure to non-investment grade bonds represents only 1% of the total fixed maturity securities portfolio.

The following table summarizes the fair value, net unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
		Unrealized	Average		Unrealized	Average
($ in millions)	Fair Value	Gain (Loss)	Credit Quality	Fair Value	Gain (Loss)	Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$353.8	20.3	AA+	$320.5	8.1	AAA
Foreign government obligations	34.2	0.5	AA	19.0	-	AA
State and municipal obligations	622.7	44.4	AA	533.9	21.9	AA+
Corporate securities	1,213.3	44.9	A	993.7	19.9	A
MBS	594.5	19.2	AA	426.9	6.7	AA+
ABS	78.9	1.2	AAA	48.7	0.2	AAA
Total AFS fixed maturity portfolio	$2,897.4	130.5	AA-	$2,342.7	56.8	AA

State and Municipal Obligations:
General obligations	$282.6	22.1	AA+	$289.6	11.1	AA+
Special revenue obligations	340.1	22.3	AA	244.3	10.8	AA
Total state and municipal obligations	$622.7	44.4	AA	$533.9	21.9	AA+

Corporate Securities:
Financial	$379.0	3.7	A	$289.9	4.5	A+
Industrials	86.9	6.1	A-	77.0	3.6	A-
Utilities	75.6	3.5	BBB+	56.5	0.2	BBB+
Consumer discretion	104.3	4.9	BBB+	98.9	1.1	A-
Consumer staples	137.3	6.9	A	101.6	2.1	A-
Healthcare	145.0	8.3	AA-	138.0	4.1	AA-
Materials	66.5	2.5	A-	57.0	0.8	A-
Energy	77.9	3.3	A-	49.5	1.2	A
Information technology	74.3	2.6	A	51.5	0.4	A+
Telecommunications services	50.9	1.5	BBB+	50.5	0.2	A-
Other	15.6	1.6	AA+	23.3	1.7	AA+
Total corporate securities	$1,213.3	44.9	A	$993.7	19.9	A

MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$72.9	5.0	AA+	$71.9	3.3	AAA
Non-agency CMBS	39.7	(0.3)	A-	32.6	(2.1)	A-
Government guaranteed agency residential MBS (“RMBS”)	98.2	4.7	AA+	91.1	3.0	AAA
Other agency RMBS	339.1	10.8	AA+	183.6	3.8	AAA
Non-agency RMBS	37.1	(1.0)	BBB	38.3	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	7.5	-	AA+	9.4	(0.3)	AAA
Total MBS	$594.5	19.2	AA	$426.9	6.7	AA+

ABS:
ABS	$77.5	1.3	AAA	$47.8	0.2	AAA
Alt-A ABS[3]	0.7	-	D	-	-	-
Sub-prime ABS[2,3]	0.7	(0.1)	D	0.9	-	D
Total ABS	$78.9	1.2	AAA	$48.7	0.2	AAA

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

3 Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at December 31, 2011 and December 31, 2010:

December 31, 2011 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	657.4	626.0	31.4	11.9	43.3	AA
Corporate securities	69.5	62.6	6.9	(2.2)	4.7	A
MBS	17.7	11.5	6.2	(3.0)	3.2	AA-
ABS	7.9	6.6	1.3	(1.4)	(0.1)	A
Total HTM portfolio	$758.0	712.3	45.7	5.6	51.3	AA

State and Municipal Obligations:
General obligations	$214.8	205.3	9.5	6.3	15.8	AA
Special revenue obligations	442.6	420.7	21.9	5.6	27.5	AA
Total state and municipal obligations	$657.4	626.0	31.4	11.9	43.3	AA

Corporate Securities:
Financial	$20.7	18.5	2.2	(1.5)	0.7	A-
Industrials	20.3	17.8	2.5	(0.7)	1.8	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A+
Consumer discretion	5.9	5.6	0.3	0.1	0.4	AA-
Consumer staples	5.1	5.0	0.1	-	0.1	A
Materials	2.1	2.0	0.1	-	0.1	BBB
Total corporate securities	$69.5	62.6	6.9	(2.2)	4.7	A

MBS:
Non-agency CMBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
Total MBS	$17.7	11.5	6.2	(3.0)	3.2	AA-

ABS:
ABS	$5.6	5.0	0.6	(0.5)	0.1	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.6	1.3	(1.4)	(0.1)	A

December 31, 2010 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
U.S. government obligations	$103.1	98.1	5.0	4.7	9.7	AAA
Foreign government obligations	5.6	5.6	-	0.3	0.3	AA+
State and municipal obligations	912.3	896.6	15.7	22.2	37.9	AA
Corporate securities	82.1	72.7	9.4	(4.0)	5.4	A-
MBS	141.3	130.8	10.5	(6.3)	4.2	AAA
ABS	11.9	10.5	1.4	(2.4)	(1.0)	A
Total HTM portfolio	$1,256.3	1,214.3	42.0	14.5	56.5	AA

State and Municipal Obligations:
General obligations	$240.3	236.8	3.5	9.7	13.2	AA
Special revenue obligations	672.0	659.8	12.2	12.5	24.7	AA
Total state and municipal obligations	$912.3	896.6	15.7	22.2	37.9	AA

Corporate Securities:
Financial	$23.5	20.0	3.5	(2.5)	1.0	A-
Industrials	22.8	19.4	3.4	(1.2)	2.2	A
Utilities	16.9	16.1	0.8	(0.1)	0.7	BBB
Consumer discretion	7.7	7.1	0.6	0.2	0.8	AA-
Consumer staples	5.4	4.9	0.5	(0.1)	0.4	A
Materials	2.1	1.9	0.2	(0.1)	0.1	BBB-
Energy	3.7	3.3	0.4	(0.2)	0.2	BB+
Total corporate securities	$82.1	72.7	9.4	(4.0)	5.4	A-

MBS
Government guaranteed agency CMBS	$9.2	8.9	0.3	-	0.3	AAA
Other agency CMBS	3.6	3.6	-	-	-	AAA
Non-agency CMBS	42.1	35.0	7.1	(7.4)	(0.3)	AA+
Government guaranteed agency RMBS	4.5	4.0	0.5	(0.1)	0.4	AAA
Other agency RMBS	81.8	79.2	2.6	1.2	3.8	AAA
Non-agency RMBS	0.1	0.1	-	-	-	BBB
Total MBS	$141.3	130.8	10.5	(6.3)	4.2	AAA

ABS:
ABS	$9.1	8.0	1.1	(0.9)	0.2	A-
Alt-A ABS	2.8	2.5	0.3	(1.5)	(1.2)	AA-
Total ABS	$11.9	10.5	1.4	(2.4)	(1.0)	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of December 31, 2011:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$336,392	AA-	A+
Assured Guaranty	232,561	AA	A
Ambac Financial Group, Inc.	91,827	AA-	AA-
Other	17,192	AA	AA-
Total	$677,972	AA-	A

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at December 31, 2011:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$85,479	1,101	55,930	142,510	AA+
Washington	46,238	-	38,133	84,371	AA
Arizona	7,083	-	60,795	67,878	AA
New York	-	-	66,291	66,291	AA+
Florida	-	-	53,587	53,587	A+
Ohio	13,611	7,255	30,408	51,274	AA+
Illinois	20,356	-	28,386	48,742	AA-
Colorado	29,319	1,812	17,241	48,372	AA-
Minnesota	5,038	36,926	6,390	48,354	AA+
North Carolina	14,032	3,775	24,169	41,976	AA
Other	115,455	68,261	360,074	543,790	AA
	336,611	119,130	741,404	1,197,145	AA
Advanced refunded/escrowed to maturity bonds	29,175	12,405	41,319	82,899	AA+
Total	$365,786	131,535	782,723	1,280,044	AA

There have recently been widely reported concerns regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. Overall, we are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio. In 2011, we did not reinvest proceeds of maturities and calls into this sector, and as a result, municipal bonds as a percentage of invested assets have declined to 31% from 36% a year ago. However, given some more recent positive signs for municipalities, in 2012 we intend to selectively add to our municipal bond portfolio to slightly extend the duration of our fixed maturity securities portfolio. Our municipal bond portfolio is very high quality with an average AA rating, and is laddered with 42% maturing within three years and another 40% maturing between three and five years. The weightings of the municipal bond portfolio are: 61% of high-quality revenue bonds that have dedicated revenue streams, 29% of local general obligation bonds, and 10% of state general obligation bonds. In addition, approximately 6% of the municipal bond portfolio has been refunded in advance. Our largest state exposure is to Texas, at 11%, excluding the impact of advanced refunded bonds.  Of the $85 million in local Texas general obligation bonds, $41 million represents investments in Texas Permanent School Fund bonds, which are considered to be lower risk.

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

The following table provides further quantitative details on our special revenue bonds:

December 31, 2011 ($ in thousands)	Fair Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Water and sewer	$158,262	21	AA
Transportation	152,906	21	AA-
Electric	102,111	14	AA-
Total essential services	413,279	56	AA

Education	127,672	17	AA
Special tax	96,905	13	AA-
Housing	54,934	7	AA+
Other:
Leasing	12,205	2	AA-
Hospital	11,471	2	AA-
Other	24,938	3	A+
Total other	48,614	7	A+
Total special revenue bonds	$741,404	100	AA

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

European Sovereign Debt Crisis

Uncertainty about the ability of sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2011.  The sovereign debt crisis has been particularly concentrated in the Eurozone and a number of member countries were downgraded.  The crisis has placed strains on the stability of the currency as the European Central Bank struggled to supply liquidity to member nations and their banks.  As of December 31, 2011, we had no direct exposure to Italy, Greece, or Portugal, three of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Our Eurozone exposure is listed in the table below:

December 31, 2011
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$20.8	-	-	20.8
Germany	5.1	9.5	-	14.6
France	12.2	-	-	12.2
Luxembourg	7.7	-	-	7.7
Spain	4.5	-	-	4.5
Finland	-	3.0	-	3.0
Ireland	-	-	1.1	1.1
Total	$50.3	12.5	1.1	63.9

Of the $50.3 million in Eurozone corporate securities, $30.9 million is in the banking and financial sector.  Outside of the effect foreign currency exchange rates have on the underlying investments, we have minimal exposure to Euro depreciation/appreciation.

In addition to exposure in our investment portfolio, the European sovereign debt crisis may adversely impact some of our reinsurers, exposing us to counterparty credit risk. Some of the world’s largest reinsurers are domiciled in Europe, and due to the global nature of reinsurance, many write business and invest in various currencies and countries. We seek to diversify our reinsurance relationships with highly rated, well established reinsurers. Our Insurance Subsidiaries remain liable to policyholders to the extent that the reinsurer becomes unable to meet their contractual obligations. The following table represents our largest unsecured reinsurance balances, excluding federal and state operated reinsurance pools, as of December 31, 2011:

($ in thousands) Reinsurer Name (Country of Parent’s domicile; Rating)	Reinsurance Balances
Hannover Ruckversicherungs AG (Germany; A.M. Best rated “A”)	$50,636
Munich Re Group (Germany; A.M. Best rated “A+”)	34,902
Swiss Re Group (Switzerland; A.M. Best rated “A+”)	28,634
AXIS Reinsurance Company (Bermuda; A.M. Best rated “A”)	26,172
Partner Reinsurance Company of the U.S. (Bermuda; A.M. Best rated “A+”)	19,105
All other reinsurers	62,714
Total	$222,163

Equity Price Risk

Our equity securities are classified as AFS. Our equity securities portfolio is exposed to equity price risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2011:

	Change in Equity Values in Percent
($ in thousands)	-30%	-20%	-10%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$110,148	125,884	141,619	157,355	173,091	188,826	204,562
Fair value change	(47,207)	(31,471)	(15,736)		15,736	31,471	47,207

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. As of December 31, 2011, these types of investments represented 3% of our total invested assets and 12% of our stockholders’ equity. These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine fair value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations, which could lead to significant decreases in their fair value from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5, “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness

(a) Long-Term Debt.

As of December 31, 2011, the Parent had outstanding long-term debt of $307.4 million that matures as shown in the following table:

		2011
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
7.25% Senior Notes	2034	$49,908	$51,111
6.70% Senior Notes	2035	99,452	113,195
7.50% Junior Notes	2066	100,000	100,360
2.90% borrowings from FHLBI	2014	13,000	13,759
1.25% borrowings from FHLBI	2016	45,000	44,629
Total notes payable		$307,360	$323,054

The weighted average effective interest rate for the Parent's outstanding long-term debt is 6.12%. The Parent is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt.

The Parent has a $30 million line of credit that is syndicated between Wachovia Bank, National Association, a subsidiary of Wells Fargo & Company, as administrative agent, and Branch Banking and Trust Company (BB&T). The terms of this agreement allow us to increase our borrowings to $50 million with the approval of both lending parties. We monitor current news regarding the banking industry in general, and our lending partners in particular, as, according to the syndicated line of credit agreement, the obligations of the lenders to make loans and to make payments are several and not joint. The Parent did not access the facility during 2011 and, as such, at December 31, 2011, no balances were outstanding.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 24, 2012

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2011	2010
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $758,043 – 2011; $1,256,294 – 2010)	$712,348	1,214,324
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $2,766,856 – 2011; $2,285,988 – 2010)	2,897,373	2,342,742
Equity securities, available-for-sale – at fair value (cost of: $143,826 – 2011; $58,039 – 2010)	157,355	69,636
Short-term investments (at cost which approximates fair value)	217,044	161,155
Other investments	128,301	137,865
Total investments (Note 5)	4,112,421	3,925,722
Cash	762	645
Interest and dividends due or accrued	35,842	37,007
Premiums receivable, net of allowance for uncollectible accounts of: $3,768 – 2011; $4,691 – 2010	466,294	414,105
Reinsurance recoverable, net	561,855	318,752
Prepaid reinsurance premiums (Note 8)	147,686	110,327
Current federal income tax (Note 15)	731	11,200
Deferred federal income tax (Note 15)	92,686	93,234
Property and equipment – at cost, net of accumulated depreciation and amortization of: $160,294 – 2011; $151,704 – 2010	43,947	41,775
Deferred policy acquisition costs	214,069	209,627
Goodwill (Notes 11)	7,849	7,849
Other assets	52,227	61,529
Total assets	$5,736,369	5,231,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$3,144,924	2,830,058
Unearned premiums	906,991	823,596
Notes payable (Note 10)	307,360	262,333
Accrued salaries and benefits	119,297	100,933
Other liabilities	148,569	143,743
Total liabilities	$4,627,141	4,160,663

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000 (Note 6)
Issued: 97,246,711 – 2011; 96,362,667 – 2010	194,494	192,725
Additional paid-in capital	257,370	244,613
Retained earnings	1,167,219	1,176,155
Accumulated other comprehensive income (Note 6)	42,294	7,024
Treasury stock – at cost (shares: 42,836,201 – 2011; 42,686,204 – 2010)	(552,149)	(549,408)
Total stockholders’ equity (Note 6)	1,109,228	1,071,109
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$5,736,369	5,231,772

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2011	2010	2009
Revenues:
Net premiums earned	$1,439,313	1,416,598	1,431,047
Net investment income earned	147,443	145,708	118,471
Net realized gains (losses):
Net realized investment gains	15,426	10,575	9,446
Other-than-temporary impairments	(11,998)	(16,225)	(64,184)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(1,188)	(1,433)	8,768
Total net realized gains (losses)	2,240	(7,083)	(45,970)
Other income	8,479	9,398	10,470
Total revenues	1,597,475	1,564,621	1,514,018

Expenses:
Losses and loss expenses incurred	1,074,987	982,118	971,905
Policy acquisition costs	469,739	458,045	457,424
Interest expense	18,259	18,616	19,386
Other expenses	26,425	23,886	26,117
Total expenses	1,589,410	1,482,665	1,474,832

Income from continuing operations, before federal income tax	8,065	81,956	39,186

Federal income tax (benefit) expense:
Current	(228)	5,323	3,585
Deferred	(12,222)	7,312	(9,057)
Total federal income tax (benefit) expense	(12,450)	12,635	(5,472)

Net income from continuing operations	20,515	69,321	44,658

Loss from discontinued operations, net of tax of $(4,042) – 2009	-	-	(7,086)
Loss on disposal of discontinued operations, net of tax of $(350) – 2011; $(2,035) – 2010; $(631) – 2009	(650)	(3,780)	(1,174)
Total discontinued operations, net of tax	(650)	(3,780)	(8,260)

Net income	$19,865	65,541	36,398

Earnings per share:
Basic net income from continuing operations	0.38	1.30	0.84
Basic net loss from discontinued operations	(0.01)	(0.07)	(0.15)
Basic net income	$0.37	1.23	0.69

Diluted net income from continuing operations	0.37	1.27	0.83
Diluted net loss from discontinued operations	(0.01)	(0.07)	(0.15)
Diluted net income	$0.36	1.20	0.68

Dividends to stockholders	$0.52	0.52	0.52

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2011		2010		2009
Common stock:
Beginning of year	$192,725		191,646		190,527
Dividend reinvestment plan
(shares: 100,383 – 2011; 106,437 – 2010; 123,880 – 2009)	201		213		248
Stock purchase and compensation plans
(shares: 783,661 – 2011; 433,271 – 2010; 435,571 – 2009)	1,568		866		871
End of year	194,494		192,725		191,646

Additional paid-in capital:
Beginning of year	244,613		231,933		217,195
Dividend reinvestment plan	1,417		1,465		1,514
Stock purchase and compensation plans	11,340		11,215		13,224
End of year	257,370		244,613		231,933

Retained earnings:
Beginning of year	1,176,155		1,138,978		1,128,149
Cumulative-effect adjustment due to adoption of other- than-temporary impairment guidance under ASC 320, net of deferred income tax	-		-		2,380
Net income	19,865	19,865	65,541	65,541	36,398	36,398
Dividends to stockholders ($0.52 per share – 2011, 2010, and 2009)	(28,801)		(28,364)		(27,949)
End of year	1,167,219		1,176,155		1,138,978

Accumulated other comprehensive income (loss):
Beginning of year	7,024		(12,460)		(100,666)
Cumulative-effect adjustment due to adoption of other- than-temporary impairment guidance under ASC 320, net of deferred income tax	-		-		(2,380)
Other comprehensive income (loss), increase (decrease) in:
Unrealized gains (losses) on investment securities:
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred income tax	1,093		3,416		(5,629)
Other net unrealized gains on investment securities, net of deferred income tax	42,287		21,113		92,183
Total unrealized gains on investment securities	43,380	43,380	24,529	24,529	86,554	86,554
Defined benefit pension plans, net of deferred income tax	(8,110)	(8,110)	(5,045)	(5,045)	4,032	4,032
End of year	42,294		7,024		(12,460)
Comprehensive income		55,135		85,025		126,984

Treasury stock:
Beginning of year	(549,408)		(547,722)		(544,712)
Acquisition of treasury stock
(shares: 149,997 – 2011; 107,425 – 2010; 191,858 – 2009)	(2,741)		(1,686)		(3,010)
End of year	(552,149)		(549,408)		(547,722)
Total stockholders’ equity	$1,109,228		1,071,109		1,002,375

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow
December 31,
($ in thousands, except share amounts)	2011	2010	2009
Operating Activities
Net Income	$19,865	65,541	36,398

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,645	31,770	28,593
Loss on disposal of discontinued operations	650	3,780	1,174
Stock-based compensation expense	7,422	8,017	11,256
Undistributed (income) losses of equity method investments	(323)	(8,712)	21,726
Net realized (gains) losses	(2,240)	7,083	45,970
Postretirement life curtailment benefit	-	-	(4,217)
Unrealized gain on trading securities	-	-	(262)
Goodwill impairment on discontinued operations	-	-	12,214

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	56,905	41,526	60,619
Increase (decrease) in unearned premiums, net of prepaid reinsurance and advance premiums	46,334	(26,661)	(8,028)
(Increase) decrease in net federal income taxes	(1,403)	15,809	(3,718)
(Increase) decrease in premiums receivable	(45,116)	32,472	34,317
(Increase) decrease in deferred policy acquisition costs	(4,442)	8,974	(6,282)
Decrease (increase) in interest and dividends due or accrued	633	(2,361)	1,918
Increase (decrease) in accrued salaries and benefits	1,521	(14,913)	(15,240)
(Decrease) increase in accrued insurance expenses	(636)	(4,470)	2,240
Sale of trading securities	-	-	2,831
Other-net	9,142	1,330	6,050
Net adjustments	103,092	93,644	191,161
Net cash provided by operating activities	122,957	159,185	227,559

Investing Activities
Purchase of fixed maturity securities, held-to-maturity	-	-	(158,827)
Purchase of fixed maturity securities, available-for-sale	(487,813)	(1,007,679)	(1,041,277)
Purchase of equity securities, available-for-sale	(150,551)	(71,192)	(79,455)
Purchase of other investments	(16,033)	(20,673)	(16,298)
Purchase of short-term investments	(1,448,782)	(1,741,738)	(1,956,164)
Purchase of subsidiary, net of cash acquired	(51,728)	-	-
Sale of subsidiary	1,152	978	(12,538)
Sale of fixed maturity securities, held-to-maturity	-	-	5,820
Sale of fixed maturity securities, available-for-sale	146,435	190,438	538,769
Sale of short-term investments	1,433,441	1,794,434	1,940,427
Redemption and maturities of fixed maturity securities, held-to-maturity	177,350	319,835	282,310
Redemption and maturities of fixed maturity securities, available-for-sale	162,796	298,171	122,403
Sale of equity securities, available-for-sale	60,071	98,015	137,244
Distributions from other investments	25,622	22,406	25,596
Sale of other investments	16,357	-	-
Purchase of property, equipment, and other assets	(11,824)	(6,522)	(8,207)
Net cash used in investing activities	(143,507)	(123,527)	(220,197)

Financing Activities
Dividends to stockholders	(26,513)	(26,056)	(26,296)
Acquisition of treasury stock	(2,741)	(1,686)	(3,010)
Principal payment of notes payable	-	(12,300)	(12,300)
Proceeds from borrowings	45,000	-	13,000
Net proceeds from stock purchase and compensation plans	5,011	4,962	4,612
Excess tax benefits from share-based payment arrangements	(90)	(744)	(1,200)
Net cash provided by (used in) financing activities	20,667	(35,824)	(25,194)
Net increase (decrease) in cash and cash equivalents	117	(166)	(17,832)
Net decrease in cash and cash equivalents from discontinued operations	-	-	(15,037)
Net increase (decrease) in cash from continuing operations	117	(166)	(2,795)
Cash from continuing operations, beginning of year	645	811	3,606
Cash from continuing operations, end of year	$762	645	811

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1. Organization

Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers standard and excess and surplus lines (“E&S”) property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

In August 2011, we purchased the renewal rights to an E&S book of business and, effective as of December 31, 2011, we purchased Montpelier U.S. Insurance Company (“MUSIC”) which is now our eighth insurance subsidiary. Our eight insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”. MUSIC, an E&S carrier, is authorized to write business in all 50 states and the District of Columbia, and provides us with a nationally-licensed platform to write contract binding authority E&S business.

We classify our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance products and services in both the standard and E&S markets; and
•	Investments, which invests the premiums collected by our insurance operations.

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

(c) Reclassifications

Certain amounts in our prior years' consolidated financial statements and related notes have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

(d) Investments

Fixed maturity securities may include bonds, redeemable preferred stocks, and mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). Fixed maturity securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of MBS are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based upon historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The carrying value of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturity securities classified as AFS, net of tax, are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as AFS, may include common stocks and non-redeemable preferred stocks, and are carried at fair value. Dividend income on these securities is included in "Net investment income earned." The associated unrealized gains and losses, net of tax are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and other debt issues purchased with a maturity of less than one year. These investments are carried at cost, which approximates fair value. The associated income is included in "Net investment income earned."

Other investments may include alternative investments and other miscellaneous securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned." Investments in other miscellaneous securities are either accounted for under the equity method or the effective yield method of accounting. Our share of distributed and undistributed net income is included in "Net investment income earned."

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

Fixed Maturity Securities and Short-Term Investments

Our evaluation for OTTI of a fixed maturity security or a short-term investment may include, but is not limited to, the evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;
•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed maturity security;
•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;
•	Evaluations of projected cash flows;
•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and
•	Relevant rating history, analysis, and guidance provided by rating agencies and analysts.

OTTI charges are recognized as a realized loss to the extent that they are credit related, unless we have the intent to sell the security or it is more-likely-than not that we will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses.

To determine if an impairment is other than temporary, discounted cash flow analyses (“DCFs”) are performed on all fixed maturity securities meeting certain criteria. In addition, DCFs are performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments include, but are not limited to, the following security types: commercial mortgage-backed securities (“CMBS”); residential mortgage-backed securities (“RMBS”); ABS; collateralized debt obligations (“CDOs”); and corporate fixed maturity securities.

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

Equity Securities

Evaluation for OTTI of an equity security may include, but is not limited to, the evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;
•	The relationship of market prices per share to book value per share at the date of acquisition and date of evaluation;
•	The price-earnings ratio at the time of acquisition and date of evaluation;
•	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations, coupled with our intention to hold the securities in the near-term;
•	The recent income or loss of the issuer;
•	The independent auditors' report on the issuer's recent financial statements;
•	The dividend policy of the issuer at the date of acquisition and the date of evaluation;
•	Buy/hold/sell recommendations or price projections published by outside investment advisors;
•	Rating agency announcements;
•	The length of time and the extent to which the fair value has been, or is expected to be, less than its cost in the near term; and
•	Our expectation of when the cost of the security will be recovered.

If there is a decline in the fair value on an equity security that we do not intend to hold, or if we determine the decline is other-than-temporary, including declines driven by market volatility for which we cannot assert will recover in the near term, we will write down the carrying value of the investment and record the charge through earnings as a component of realized losses.

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

The techniques used to value our investment portfolio are as follows:

•	For valuations of securities in our equity portfolio and U.S. Treasury notes held in our fixed maturity portfolio, we receive prices from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service and if established market value comparison thresholds are breached, in conjunction with our external investment managers, further analysis is performed to determine the price to be used. These securities are classified as Level 1 in the fair value hierarchy.

•	For approximately 95% of our fixed maturity portfolio, we utilize a market approach, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. In conjunction with our external investment portfolio managers, fixed maturity portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing positions traded directly by the external investment portfolio managers to prices received from the third-party pricing services; (ii) comparing the primary vendor pricing to other third-party pricing services as well as benchmark indexed pricing; (iii) comparing market value fluctuations between months for reasonableness; and (iv) reviewing stale prices. If further analysis is needed, a challenge is sent to the primary pricing service for review and confirmation of the price. In addition to the tests described above, management also selects a sample of prices for a comparison to a secondary price source. Historically, we have not experienced significant variances in prices, and therefore, we have consistently used our primary pricing service. These prices are typically Level 2 in the fair value hierarchy.

•	For the small portion of our fixed maturity portfolio that we cannot price using our primary service, we use non-binding broker quotes. These prices, which we review for reasonableness, are generally classified as Level 3 in the fair value hierarchy as the inputs cannot be corroborated by observable market data.

•	Short-term investments are carried at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately a week of the financial statement close. These securities are classified as Level 1 in the fair value hierarchy.

•	Our investments in other miscellaneous securities are generally accounted for under the equity method or at fair value based on net asset value and included in Level 2 in the fair value hierarchy. Investments in tax credits are carried under the effective yield method of accounting.

The fair value of the receivable for proceeds related to the sale of our Selective HR Solutions operations (“Selective HR”) is estimated using a DCF, which includes our judgment regarding future worksite life generation and retention assumptions. This receivable is classified as Level 3 in the fair value hierarchy.

Liabilities

The techniques used to value our notes payable are as follows:

•	The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.50% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.
•	The fair value of the 2.90% and 1.25% borrowings from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are estimated using a DCF based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

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

(i) Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The following estimated useful lives can be considered as general guidelines:

Asset Category	Years
Computer hardware	3
Computer software	3 to 5
Internally developed software	5
Furniture and fixtures	10
Buildings and improvements	5 to 40

(j) Deferred Policy Acquisition Costs

Policy acquisition costs directly related to the writing of insurance policies are deferred and amortized over the life of the policies. These costs include labor costs; commissions; premium taxes and assessments; board, bureau and association fees; travel; and other underwriting expenses incurred in the acquisition of premium. Deferred policy acquisition costs are limited to the sum of unearned premiums and anticipated investment income less anticipated losses and loss expenses, policyholder dividends and other expenses for maintenance of policies in force. See the “Adoption of Accounting Pronouncements” note below for details regarding updated accounting literature on the accounting for deferred policy acquisition costs that we will implement in 2012.

We regularly conduct reviews for potential premium deficiencies at a level consistent with that used for our segment reporting. We group our policies at the Insurance Operations level, considering the following:

•	Our marketing efforts for all of our product lines within our Insurance Operations revolve around independent agencies and their touch points with our shared customers, the policyholders.
•	We service our agency distribution channel through our field model, which includes agency management specialists, safety management specialists, claim management specialists, and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency.
•	We measure the profitability of our business at the Insurance Operations level, which is evident in, among other items, the structure of our incentive compensation programs. We measure the profitability of our agents and calculate their compensation based on overall insurance results and all of our employees, including senior management, are incented based on overall insurance results.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, policyholder dividends, and other expenses for our Insurance Operations segment did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the calculation date on September 30, were 4.0% for 2011, 3.6% for 2010, and 2.9% for 2009. Deferred policy acquisition costs amortized to expense were $430.8 million for 2011, $429.5 million for 2010, and $428.6 million for 2009.

(k) Goodwill

Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill is allocated to the reporting units for the purposes of the impairment test, if applicable.

(l) Reserves for Losses and Loss Expenses

Reserves for losses and loss expenses are comprised of both case reserves and reserves for claims incurred but not yet reported ("IBNR"). Case reserves result from claims that have been reported to our Insurance Subsidiaries and are estimated for the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss adjustment expense reserves in establishing IBNR.

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

(m) Revenue Recognition

The Insurance Subsidiaries' net premiums written include direct insurance policy writings plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. The estimated premium on the workers compensation and general liability lines is referred to as audit premium. We estimate this premium, as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). Audit premium is based on historical trends adjusted for the uncertainty of future economic conditions. Further economic instability could ultimately impact our estimates and assumptions, and changes in our estimate may be material to the results of operations in future periods. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

(q) Pension

Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.

Note 3. Adoption of Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820 – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This guidance requires: (i) separate disclosure of significant transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for the transfers; (ii) disclosure, on a gross basis, of purchases, sales, issuances, and net settlements within Level 3 of the fair value hierarchy; (iii) disclosures by class of assets and liabilities; and (iv) a description of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which was effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

In December 2010, the FASB issued ASU 2010-28 Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This guidance modifies Step 1 of the goodwill impairment test, which assesses whether the carrying amount of a reporting unit exceeds its fair value, for reporting units with zero or negative carrying amounts. It requires that an entity perform Step 2 of the goodwill impairment test, which determines if goodwill has been impaired and measures the amount of impairment, if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider the qualitative factors within existing guidance that would require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance was effective for interim and annual periods beginning after December 15, 2010 and did not impact our financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This guidance relates to disclosure of pro forma information for business combinations that have occurred in the current reporting period. It requires that an entity presenting comparative financial statements include revenue and earnings of the combined entity as though the combination had occurred as of the beginning of the comparable prior annual period only. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and we have included the disclosures applicable to us in this Form 10-K.

Pronouncements to be effective in the future

In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This would include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We have adopted this guidance, with retrospective application, on January 1, 2012. We anticipate an after-tax impact on stockholders’ equity of approximately $51 million. Restated financial statement information will be presented beginning with our first quarter 2012 Form 10-Q. The following tables provide select restated financial information as it is expected to appear:

Balance Sheet Information

December 31,

	2011		2010
($ in thousands, except per share amounts)	As reported	As restated	As reported	As restated
Deferred policy acquisition costs	$214,069	135,761	209,627	127,984
Total assets	5,736,369	5,685,469	5,231,772	5,178,704
Stockholders’ equity	1,109,228	1,058,328	1,071,109	1,018,041
Book value per share	20.39	19.45	19.95	18.97

Income Statement Information

December 31,

	2011		2010		2009
($ in thousands, except per share amounts)	As reported	As restated	As reported	As restated	As reported	As restated
Underwriting (loss) profit	$(106,919)	(103,584)	(22,167)	(19,974)	2,385	2,111
Net income	19,865	22,033	65,541	66,966	36,398	36,220
Combined ratio	107.4	107.2%	101.6	101.4	99.8	99.9
Net income per share:
Basic	$0.37	0.41	1.23	1.26	0.69	0.69
Diluted	0.36	0.40	1.20	1.23	0.68	0.68

The improvement in the restated per share amounts reflect the decrease in the statutory expense ratio over the last several years.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or liabilities. In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to: (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, or current disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 originally required financial statement presentation of reclassification adjustments for items that are reclassified from OCI. This guidance, which only changes financial statement presentation, is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB postponed the required financial statement presentation of reclassification adjustments and, as a result, issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies the requirements to test goodwill for impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, then it is required to perform the quantitative impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial condition, results of operations, or current disclosures.

Note 4. Statements of Cash Flow

Cash paid or received during the year for interest and federal income taxes was as follows for the years ended December 31, 2011, 2010, and 2009:

($ in thousands)	2011	2010	2009
Cash paid (received) during the period for:
Interest	$18,207	18,753	19,462
Federal income tax	(10,963)	(2,781)	(1,000)

Note 5. Investments

(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2011, 2010, and 2009:

($ in thousands)	2011	2010	2009
AFS securities:
Fixed maturity securities	$130,517	56,754	19,413
Equity securities	13,529	11,597	15,874
Total AFS securities	144,046	68,351	35,287

HTM securities:
Fixed maturity securities	5,566	14,523	9,849
Total HTM securities	5,566	14,523	9,849

Total net unrealized gains	149,612	82,874	45,136
Deferred income tax expense	(52,364)	(29,006)	(15,797)
Net unrealized gains, net of deferred income tax	$97,248	53,868	29,339
Unrealized adjustments not in OCI:
Cumulative effect adjustment due to adoption of OTTI accounting guidance, net of deferred income tax	-	-	2,380
Net unrealized gains, in OCI, net of deferred income tax	$97,248	53,868	31,719

Increase in net unrealized gains in OCI, net of deferred income tax	$43,380	24,529	86,554

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

December 31, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	292	5,584	-	(88)	5,496
Obligations of state and political subdivisions	614,118	11,894	626,012	31,529	(156)	657,385
Corporate securities	64,840	(2,189)	62,651	6,887	-	69,538
ABS	8,077	(1,469)	6,608	1,353	(7)	7,954
CMBS	14,455	(2,962)	11,493	6,177	-	17,670
Total HTM fixed maturity securities	$706,782	5,566	712,348	45,946	(251)	758,043

December 31, 2010		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
U.S. government and government agencies	$93,411	4,695	98,106	5,023	-	103,129
Foreign government	5,292	368	5,660	-	(30)	5,630
Obligations of states and political subdivisions	874,388	22,183	896,571	16,845	(1,132)	912,284
Corporate securities	76,663	(3,990)	72,673	9,705	(313)	82,065
ABS	12,947	(2,422)	10,525	1,847	(444)	11,928
CMBS[1]	54,909	(7,354)	47,555	7,483	(109)	54,929
RMBS[2]	82,191	1,043	83,234	3,095	-	86,329
Total HTM fixed maturity securities	$1,199,801	14,523	1,214,324	43,998	(2,028)	1,256,294

1 CMBS includes government guaranteed agency securities with a carrying value $8.9 million at December 31, 2010.

2 RMBS includes government guaranteed agency securities with a carrying value $4.0 million at December 31, 2010.

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.9 years as of December 31, 2011.

During 2011, 105 securities with a carrying value of $323.1 million in a net unrecognized gain position of $18.7 million were reclassified from the HTM category to AFS due to credit rating downgrades that occurred by either Moody’s Investors Service (“Moody’s”), Standard and Poor’s Financial Services (“S&P”), or Fitch Ratings (“Fitch”). These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity. In addition to the transfer activity, redemptions and maturities of HTM securities in 2011 amounted to $177.4 million.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

December 31, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$333,504	20,292	-	353,796
Foreign government	33,687	1,042	(556)	34,173
Obligations of states and political subdivisions	578,214	44,491	(46)	622,659
Corporate securities	1,168,439	50,167	(5,296)	1,213,310
ABS	77,706	1,289	(46)	78,949
CMBS[2]	107,838	6,427	(1,667)	112,598
RMBS[3]	467,468	16,187	(1,767)	481,888
AFS fixed maturity securities	2,766,856	139,895	(9,378)	2,897,373
AFS equity securities	143,826	13,617	(88)	157,355
Total AFS securities	$2,910,682	153,512	(9,466)	3,054,728

December 31, 2010
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$312,384	8,292	(147)	320,529
Foreign government	19,035	280	(349)	18,966
Obligations of states and political subdivisions	512,013	22,534	(650)	533,897
Corporate securities	973,835	28,674	(8,784)	993,725
ABS	48,558	514	(339)	48,733
CMBS[2]	103,374	4,024	(2,923)	104,475
RMBS[3]	316,789	7,871	(2,243)	322,417
AFS fixed maturity securities	2,285,988	72,189	(15,435)	2,342,742
AFS equity securities	58,039	11,597	-	69,636
Total AFS securities	$2,344,027	83,786	(15,435)	2,412,378

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $76.5 million at December 31, 2011 and $121.0 million at December 31, 2010.

2 CMBS includes government guaranteed agency securities with a fair value of $72.9 million at December 31, 2011 and $71.9 million at December 31, 2010.

3 RMBS includes government guaranteed agency securities with a fair value of $98.2 million at December 31, 2011 and $91.1 million at December 31, 2010.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2011 and December 31, 2010, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
Foreign government	$8,299	(556)	-	-
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	-	-
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	-	-	-	2,816	(1,009)	737
CMBS	-	-	-	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822

Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822

December 31, 2010	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies[3]	$3,956	(147)	-	-
Foreign government	10,776	(349)	-	-
Obligations of states and political subdivisions	40,410	(650)	-	-
Corporate securities	362,502	(8,784)	-	-
ABS	30,297	(273)	880	(66)
CMBS	5,453	(271)	11,115	(2,652)
RMBS	70,934	(1,098)	20,910	(1,145)
Total fixed maturity securities	524,328	(11,572)	32,905	(3,863)
Equity securities	-	-	-	-
Subtotal	$524,328	(11,572)	32,905	(3,863)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized (Losses) Gains[1]	Unrecognized Gains (Losses)[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$21,036	(381)	45	27,855	(1,969)	670
Corporate securities	1,985	(434)	420	-	-	-
ABS	507	(546)	(440)	2,931	(1,095)	747
CMBS	3,621	15	(17)	5,745	(3,933)	833
RMBS	-	-	-	95	(38)	1
Subtotal	$27,149	(1,346)	8	36,626	(7,035)	2,251

Total AFS and HTM	$551,477	(12,918)	8	69,531	(10,898)	2,251

[1]	Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
[2]	Unrecognized holding gains/(losses) represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.
[3]	U.S. government includes corporate securities fully guaranteed by the FDIC.

As evidenced by the table below, our unrealized/unrecognized loss positions improved by $10.9 million as of December 31, 2011 compared to last year as follows:

($ in thousands)
December 31, 2011			December 31, 2010
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss

140	80% - 99%	$10,166	193	80% - 99%	$16,310
-	60% - 79%	-	2	60% - 79%	1,125
1	40% - 59%	469	2	40% - 59%	2,160
-	20% - 39%	-	1	20% - 39%	986
-	0% - 19%	-	1	0% - 19%	976
		$10,635			$21,557

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which have been in a loss position for more than 12 months. Non-credit OTTI impairments comprised $2.1 million of the $4.9 million balance, with the remainder related to securities that were on average 6% impaired compared to their amortized cost.

At December 31, 2010, unrealized/unrecognized losses on securities that were in a loss position for more than 12 months amounted to $8.6 million, primarily driven by $5.8 million in our CMBS portfolio. This was comprised of: (i) $3.7 million of unrealized/unrecognized losses primarily driven by non-credit OTTI charges recognized in AOCI that were generated concurrently with credit-related charges; and (ii) $2.1 million on securities with an average decline in fair value of 17% of their amortized cost. The remaining $2.8 million of unrealized/unrecognized losses were comprised of 37 securities, 21 of which were municipal securities and 16 of which were either RMBS or ABS. Declines in the fair value of these municipal securities, RMBS, and ABS averaged 5% of their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of December 31, 2011. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed-maturity securities at December 31, 2011, by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at December 31, 2011:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$97,103	102,405
Due after one year through five years	503,283	529,548
Due after five years through 10 years	104,918	117,703
Due after 10 years	7,044	8,387
Total HTM fixed maturity securities	$712,348	758,043

Listed below are AFS fixed maturity securities at December 31, 2011:

($ in thousands)	Fair Value
Due in one year or less	$285,717
Due after one year through five years	1,851,439
Due after five years through 10 years	750,368
Due after 10 years	9,849
Total AFS fixed maturity securities	$2,897,373

(f) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2011
	December 31,	December 31,	Remaining
($ in thousands)	2011	2010	Commitment
Alternative Investments
Secondary private equity	$30,114	26,709	9,507
Energy/power generation	25,913	35,560	10,608
Private equity	21,736	21,601	5,368
Distressed debt	16,953	20,432	3,136
Real estate	13,767	14,192	10,569
Mezzanine financing	8,817	10,230	15,256
Venture capital	7,248	6,386	900
Total alternative investments	124,548	135,110	55,344
Other securities	3,753	2,755	1,521
Total other investments	$128,301	137,865	56,865

The carrying value of our other investments decreased by $9.6 million as of year-end 2011 compared to year end 2010. The carrying value was primarily impacted by distributions of $45.8 million, partially offset by income of $20.5 million, and additional contributions of $16.1 million under our commitments.

The following is a description of our alternative investment strategies:

Energy/Power Generation

This strategy invests primarily in cash flow generating assets in the coal, natural gas, power generation, and electric and gas transmission and distribution industries.

Private Equity

This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries in North America, Europe, and Asia.

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

The fund of funds component of our distressed debt strategy, which makes up approximately $9.6 million of our distressed debt strategy, encompasses a number of strategies that generally fall into one of the following broad categories:

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

The following tables set forth summarized financial information for our investments that are accounted for under the equity method, which are primarily alternative investments. This information is presented in the aggregate for our other investment portfolio. Since the majority of these investments report results to us on a quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information

September 30,

($ in millions)	2011	2010
Investments	$13,553	18,278
Total assets	14,253	19,230
Total liabilities	1,105	864
Partners’ capital	13,148	18,366

Income Statement Information

12 months ended September 30,

($ in millions)	2011	2010	2009
Net investment income	$564	563	472
Realized gains (losses)	893	(358)	(499)
Net change in unrealized appreciation (depreciation)	1,485	2,250	(3,063)
Net income (loss)	$2,942	2,455	(3,090)

Insurance Subsidiaries net income (loss)	$21	20	(22)

(g) At December 31, 2011, we had 26 fixed maturity securities, with a carrying value of $64.6 million, that were pledged as collateral for our outstanding borrowing with the FHLBI. We increased our outstanding borrowing with the FHLBI from $13.0 million to $58.0 million in the fourth quarter of 2011 to borrow funds at favorable interest rates in connection with our year-end acquisition of MUSIC. This outstanding borrowing is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

(h) The components of net investment income earned were as follows:

($ in thousands)	2011	2010	2009
Fixed maturity securities	$129,710	130,990	141,882
Equity securities, dividend income	4,535	2,238	2,348
Trading securities, change in fair value	-	-	262
Short-term investments	160	437	1,273
Other investments	20,539	20,313	(21,726)
Miscellaneous income	133	139	343
Investment expenses	(7,634)	(8,409)	(5,911)
Net investment income earned	$147,443	145,708	118,471

While net investment income remained relatively flat in 2011 compared to 2010, its components reflect increased dividend income from the high dividend yield equities strategy that we implemented during the year partially offset by lower yields on our fixed maturity securities. In 2011, bonds that matured or were sold, valued at $481.9 million, had yields that averaged 3.8%, pre-tax, while new purchases of $490.8 million had an average yield of 2.7%.

Income from our other investments, specifically our alternative investment portfolio, was the primary driver of the increase in investment income during 2010 when compared to 2009. This increase reflects the improved equity and credit markets in 2010 compared to the prior year. Partially offsetting these improved returns was a $10.9 million reduction in income on our fixed maturity securities portfolio reflecting the interest rate environment. As higher-yielding securities either matured or were sold, they were replaced with lower yielding securities that were available in the market. In 2010, bonds that matured or were sold, valued at $808.3 million, had average pre-tax yields of 3.8%, while new purchases of $1.0 billion had an average yield of 2.8%.

(i) The following tables summarize OTTI by asset type for the periods indicated:

2011			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	-	17
Corporate securities	244	-	244
ABS	175	(546)	721
CMBS	(149)	(843)	694
RMBS	346	201	145
Total fixed maturity securities	633	(1,188)	1,821
Equity securities	11,365	-	11,365
OTTI losses	$11,998	(1,188)	13,186

2010			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$197	-	197
ABS	(20)	(179)	159
CMBS	5,552	(863)	6,415
RMBS	7,953	(391)	8,344
Total fixed maturity securities	13,682	(1,433)	15,115
Equity securities	2,543	-	2,543
OTTI losses	$16,225	(1,433)	17,658

2009			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Corporate securities	$1,271	-	1,271
ABS	1,190	(1,292)	2,482
CMBS	18,865	7,088	11,777
RMBS	40,751	2,972	37,779
Total fixed maturity securities	62,077	8,768	53,309
Equity securities	2,107	-	2,107
OTTI losses	$64,184	8,768	55,416

OTTI losses in 2011 were primarily comprised of charges on our equity portfolio. Of these equity charges, $8.5 million related to securities that we do not believe will recover in the near term and $2.9 million related to securities for which we have the intent to sell.

The following is a discussion surrounding the OTTI charges that were recognized in earnings during 2010:

•	$8.3 million of RMBS credit OTTI charges were largely driven by impairments on two securities in the first quarter of 2010 that we intended to sell. We sold these securities in the second quarter of 2010. The remaining charges related to securities that experienced declines in the related cash flows of their underlying collateral. Based on our analysis, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•	$6.4 million of CMBS credit OTTI charges. These charges were due to reductions in the related cash flows of the underlying collateral of these securities. These charges were primarily associated with securities that had been previously impaired but, over time, had shown little, if any, improvement in valuations, poor net operating income performance of the underlying properties, and, in some cases, an increase in over 60-day delinquency rates. These securities had, on average, unrealized/unrecognized loss positions of more than 60% of their amortized cost. Based on our DCF analysis, we did not believe it was probable that we would receive all contractual cash flows for these securities.

The following is a discussion surrounding the credit-related OTTI charges taken during 2009 as outlined in the table above:

•	$37.8 million of RMBS credit OTTI charges related to securities that had experienced reductions in the cash flows of their underlying collateral. These securities, on average, showed signs of loss at conditional default rates of 0.33 and had declines in fair value of 65% as compared to their amortized cost. As a result, we did not believe it was probable that we would receive all contractual cash flows for these securities.

•	$11.8 million of CMBS credit OTTI charges related to reductions in the cash flows of the underlying collateral of these securities. These securities, on average, showed signs of loss at conditional default rates between 2.5 to 3.0 and had declines in fair value of 77% as compared to their amortized cost. As a result, we did not believe it was probable that we would receive all contractual cash flows for these securities.

The following tables sets forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	2011	2010	2009
Balance, beginning of year	$17,723	22,189	-
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	-	-	9,719
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	2,326	10,579
Reductions for securities sold during the period	-	(2,990)	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	(11,672)	(8,143)	(693)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	551	4,341	2,584
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-	-
Balance, end of year	$6,602	17,723	22,189

(j) The components of net realized gains (losses), excluding OTTI charges, were as follows:

($ in thousands)	2011	2010	2009
HTM fixed maturity securities
Gains	$4	569	225
Losses	(564)	(894)	(1,049)
AFS fixed maturity securities
Gains	9,385	8,161	20,899
Losses	(70)	(7,619)	(13,889)
AFS equity securities
Gains	6,671	16,698	33,355
Losses	-	(1,156)	(28,056)
Other investments
Gains	-	-	-
Losses	-	(5,184)	(2,039)
Total other net realized investment gains	15,426	10,575	9,446
Total OTTI charges recognized in earnings	(13,186)	(17,658)	(55,416)
Total net realized gains (losses)	$2,240	(7,083)	(45,970)

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $206.5 million in 2011, $288.5 million during 2010, and $676.0 million during 2009. Net realized gains in 2011, excluding OTTI charges, were driven by: (i) calls and maturities; (ii) the sale of AFS fixed maturity securities, primarily corporate, municipal, and government holdings; and (iii) the sale of AFS equity securities to facilitate the reallocation of the equity portfolio to a high-dividend yield strategy.

Realized gains in 2010 were driven by: (i) the sale of energy-focused AFS equity securities to mitigate portfolio risk and sector exposure; and (ii) the sale of AFS fixed maturity and equity securities associated with tax planning strategies. These gains were largely offset by realized losses on certain AFS fixed maturity securities that we sold in the second quarter of 2010 following an initial review of the portfolio by our newly hired external investment managers. The managers’ sale recommendations were due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives. Realized losses in our other investment portfolio was due to the fourth quarter 2010 sale of certain limited partnerships in the secondary market, which reduced our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio.

Realized gains and losses in 2009 from AFS securities were attributable to the sale of: (i) securities on which we had previously taken OTTI charges, as we had the intent to sell such securities; and (ii) certain securities for financial and tax planning strategies. Additional sales of AFS fixed maturity securities that resulted in realized losses were also driven by further declines in the issuers’ credit worthiness and liquidity.

In addition to calls and maturities on HTM securities, we sold one HTM security with a carrying value of $6.0 million for a loss of $0.2 million during the second quarter of 2009. This security had experienced significant deterioration in the issuer’s credit worthiness. We sold equity securities during 2009 with realized gains of $33.4 million and realized losses of $28.1 million.  This activity included the following:

•	The sale of certain equity securities in the first quarter of 2009, resulting in a net realized loss of approximately $0.6 million, comprised of $19.7 million in realized gains and $19.1 million in realized losses, in an effort to reduce overall portfolio risk. The decision to sell these equity positions was in response to an overall year-to-date market decline of approximately 24% by the end of the first week of March. In addition, the Parent's market capitalization at that time had decreased more than 50% since the latter part of January 2009, which we believed to be partially due to investment community views of our equity and equity-like investments. Our equity-like investments include alternative investments, many of which report results to us on a one quarter lag. Consequently, we believed the investment community would wait to evaluate our results based on the knowledge they had of the previous quarter's general market conditions. As a result, we determined it was prudent to mitigate a portion of our overall equity exposure. In determining which securities were to be sold, we contemplated, among other things, security-specific considerations with respect to downward earnings trends corroborated by recent analyst reports, primarily in the energy, commodity, and pharmaceutical sectors.

•	The sale of certain equity securities in the second quarter of 2009. A.M. Best changed our ratings outlook from "Stable" to "Negative" due, in part, to concerns over the risk in our investment portfolio. To reduce this risk, we sold $31.1 million of equity securities for a net loss of $0.6 million, which included gross gains of $7.7 million and gross losses of $8.3 million.

Note 6. Stockholders’ Equity and Comprehensive Income (Loss)

(a)	Stockholders’ Equity

As of December 31, 2011, we had 12.5 million shares reserved for various stock compensation and purchase plans, retirement plans and dividend reinvestment plans. As part of our ongoing capital management strategy, we repurchase the Parent’s stock from time-to-time, although we have not had an authorized stock repurchase program since July 26, 2009. The following table provides information regarding the purchase of the Parent’s common stock during the 2009 through 2011 reporting periods:

($ in thousands)
	Shares Purchased	Cost of Shares Purchased
	in Connection with	in Connection with
	Restricted Stock Vestings	Restricted Stock Vestings
Period	and Stock Option Exercises	and Stock Option Exercises
2011	149,997	$2,741
2010	107,425	1,686
2009	191,858	3,010

Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Restrictions on the ability of the Insurance Subsidiaries to pay dividends, without alternative liquidity options, could materially affect our ability to pay dividends on common stock. The dividends from the Insurance Subsidiaries are subject to the regulatory limitations of the states in which the Insurance Subsidiaries are domiciled: New Jersey, New York, Indiana, or Maine. Based on the unaudited 2011 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2012 are as follows:

($ in millions)
Selective Insurance Company of America	$50.7
Selective Way Insurance Company	22.2
Selective Insurance Company of South Carolina	9.1
Selective Insurance Company of the Southeast	6.9
Selective Insurance Company of New York	7.3
Selective Insurance Company of New England	1.4
Selective Auto Insurance Company of New Jersey	6.0
Montpelier U.S. Insurance Company	-
Total	$103.6

The statutory capital and surplus of the Insurance Subsidiaries in excess of these ordinary dividend amounts must remain with the Insurance Subsidiaries in the absence of approval of an “extraordinary dividend” from the Insurance Subsidiaries’ states of domicile. In each such jurisdiction, domestic insurers are prohibited from paying extraordinary dividends without approval of the insurance commissioner of the respective state. Additionally, New Jersey, Indiana, and Maine require notice of the declaration of any ordinary or extraordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the insurer's surplus, with regard to policyholders, is not reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.

(b) The components of comprehensive income (loss), both gross and net of tax, for 2011, 2010, and 2009 were as follows:

2011
($ in thousands)	Gross	Tax	Net
Net income	$7,065	(12,800)	19,865
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	70,140	24,548	45,592
Portion of OTTI recognized in OCI	1,682	589	1,093
Amortization of net unrealized gains on HTM securities	(3,097)	(1,084)	(2,013)
Reclassification adjustment for gains included in net income	(1,987)	(695)	(1,292)
Net unrealized gains	66,738	23,358	43,380
Defined benefit pension and post-retirement plans:
Net actuarial loss	(16,799)	(5,880)	(10,919)
Reversal of amortization items:
Net actuarial loss	4,172	1,460	2,712
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(12,477)	(4,367)	(8,110)
Comprehensive income	$61,326	6,191	55,135

2010
($ in thousands)	Gross	Tax	Net
Net income	$76,141	10,600	65,541
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	44,643	15,625	29,018
Portion of OTTI recognized in OCI	5,256	1,840	3,416
Amortization of net unrealized gains on HTM securities	(11,708)	(4,098)	(7,610)
Reclassification adjustment for gains included in net income	(454)	(159)	(295)
Net unrealized gains	37,737	13,208	24,529
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,045)	(4,216)	(7,829)
Reversal of amortization items:
Net actuarial loss	4,134	1,447	2,687
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(7,761)	(2,716)	(5,045)
Comprehensive income	$106,117	21,092	85,025

2009
($ in thousands)	Gross	Tax	Net
Net income	$26,253	(10,145)	36,398
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	102,514	35,880	66,634
Portion of OTTI recognized in OCI	(8,659)	(3,030)	(5,629)
Amortization of net unrealized gains on HTM securities	914	320	594
Reclassification adjustment for losses included in net income	38,392	13,437	24,955
Net unrealized gains	133,161	46,607	86,554
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,824	988	1,836
Reversal of amortization items:
Net actuarial loss	5,274	1,846	3,428
Curtailment gain	(1,387)	(485)	(902)
Prior service credit	(508)	(178)	(330)
Defined benefit pension and post-retirement plans	6,203	2,171	4,032
Comprehensive income	$165,617	38,633	126,984

(c) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2011 and 2010 were as follows:

				Defined
				Benefit
				Pension
	Net Unrealized Gain (Loss)			and Post-
	OTTI	HTM	All	retirement	Total
($ in thousands)	Related	Related	Other	Plans	AOCI
Balance, December 31, 2009	$(8,009)	11,937	25,410	(41,798)	(12,460)
Changes in component during period	3,416	(793)	21,906	(5,045)	19,484
Balance, December 31, 2010	(4,593)	11,144	47,316	(46,843)	7,024
Changes in component during period	1,093	(6,522)	48,809	(8,110)	35,270
Balance, December 31, 2011	$(3,500)	4,622	96,125	(54,953)	42,294

Note 7. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$712,348	758,043	1,214,324	1,256,294
AFS	2,897,373	2,897,373	2,342,742	2,342,742
Equity securities, AFS	157,355	157,355	69,636	69,636
Short-term investments	217,044	217,044	161,155	161,155
Receivable for proceeds related to sale of Selective HR	3,212	3,212	5,002	5,002
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,908	51,111	49,904	55,190
6.70% Senior Notes	99,452	113,195	99,429	90,097
7.50% Junior Notes	100,000	100,360	100,000	99,840
2.90% borrowings from FHLBI	13,000	13,759	13,000	13,389
1.25% borrowings from FHLBI	45,000	44,629	-	-
Total notes payable	$307,360	323,054	262,333	258,516

For further discussion regarding the fair value valuation techniques for our financial instruments portfolio, refer to Note 2. “Summary of Significant Accounting Policies” in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2011 and 2010:

December 31, 2011		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/11	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$353,796	126,475	205,580	21,741
Foreign government	34,173	-	34,173	-
Obligations of states and political subdivisions	622,659	-	622,659	-
Corporate securities	1,213,310	-	1,210,707	2,603
ABS	78,949	-	78,949	-
CMBS	112,598	-	112,244	354
RMBS	481,888	-	481,888	-
Total AFS fixed maturity securities	2,897,373	126,475	2,746,200	24,698
Equity securities	157,355	157,355	-	-
Short-term investments	217,044	217,044	-	-
Receivable for proceeds related to sale of Selective HR	3,212	-	-	3,212
Total assets	$3,274,984	500,874	2,746,200	27,910

December 31, 2010		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[1]	$320,529	105,317	215,212	-
Foreign government	18,966	-	18,966	-
Obligations of states and political subdivisions	533,897	-	533,897	-
Corporate securities	993,725	-	993,725	-
ABS	48,733	-	48,733	-
CMBS	104,475	-	104,290	185
RMBS	322,417	-	322,417	-
Total AFS fixed maturity securities	2,342,742	105,317	2,237,240	185
Equity securities	69,636	69,636	-	-
Short-term investments	161,155	161,155	-	-
Receivable for proceeds related to sale of Selective HR	5,002	-	-	5,002
Total assets	$2,578,535	336,108	2,237,240	5,187

1 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following table provides a summary of the changes in fair value of securities using level 3 inputs.

2011 ($ in thousands)	Government	Corporate	CMBS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair value, December 31, 2010	$-	-	185	5,002	5,187
Total net (losses) gains for the period included in:
OCI[1]	-	-	507	-	507
Net income[2,3]	-	-	(322)	(638)	(960)
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	(16)	(1,152)	(1,168)
Net transfers in and/or out of Level 3	21,741	2,603	-	-	24,344
Fair value, December 31, 2011	$21,741	2,603	354	3,212	27,910

2010 ($ in thousands)	ABS	CMBS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair value, December 31, 2009	$-	-	12,300	12,300
Total net (losses) gains for the period included in:
OCI[1]	(22)	1,862	-	1,840
Net income[2,3]	-	41	(5,460)	(5,419)
Purchases, sales, issuances, and settlements (net)	2,737	(148)	(1,838)	751
Net transfers in and/or out of Level 3	(2,715)	(1,570)	-	(4,285)
Fair value, December 31, 2010	$-	185	5,002	5,187

[1]	Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity.
[2]	Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization for the CMBS securities on the Consolidated Statements of Income.
[3]	Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income. Amounts in “Loss on disposal of discontinued operations, net of tax” relate to charges to reduce the fair value of our receivable and amounts in “Other income” related to interest accretion on the receivable.

The transfers of the government and corporate securities into level 3 classification at December 31, 2011 were primarily the result of broker-priced securities being transferred from an HTM to an AFS designation in 2011. The transfers in 2010 into the level 3 classification were driven by the availability and nature of the broker quotes used at the valuation dates.

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

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet our contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for reinsurance recoverables was $3.9 million at December 31, 2011 and $3.4 million at December 31, 2010.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2011		As of December 31, 2010
		% of Net		% of Net
	Reinsurance	Unsecured	Reinsurance	Unsecured
($ in thousands)	Balances	Reinsurance	Balances	Reinsurance

Total reinsurance recoverables	$561,855		$318,752
Total prepaid reinsurance premiums	147,686		110,327
Less: collateral[1]	(146,364)		(81,707)
Net unsecured reinsurance balances	563,177		347,372

Federal and state pools[2]:
NJ Unsatisfied Claim Judgment Fund	69,179	12%	62,098	18%
National Flood Insurance Program (“NFIP”)	267,600	48	119,241	34
Other	4,235	1	5,157	2
Total federal and state pools	341,014	61	186,496	54

Remaining unsecured reinsurance	222,163	39	160,876	46

Hannover Ruckversicherungs AG (A.M. Best rated “A”)	50,636	9	33,203	10
Munich Re Group (A.M. Best rated “A+”)	34,902	6	29,312	8
Swiss Re Group (A.M. Best rated “A+”)	28,634	5	24,552	7
AXIS Reinsurance Company (A.M. Best rated “A”)	26,172	5	15,665	5
Partner Reinsurance Company of the U.S.(A.M. Best rated “A+”)	19,105	3	14,206	4
All other reinsurers	62,714	11	43,938	12
Total	$222,163	39%	$160,876	46%

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2011	2010	2009
Premiums written:
Direct	$1,725,393	1,634,415	1,657,142
Assumed	51,515	25,254	22,784
Ceded	(291,559)	(269,128)	(257,271)
Net	$1,485,349	1,390,541	1,422,655

Premiums earned:
Direct	$1,693,021	1,654,301	1,657,911
Assumed	29,011	26,619	21,501
Ceded	(282,719)	(264,322)	(248,365)
Net	$1,439,313	1,416,598	1,431,047

Losses and loss expenses incurred:
Direct	$1,499,340	1,102,326	1,065,594
Assumed	20,788	14,994	14,794
Ceded	(445,141)	(135,202)	(108,483)
Net	$1,074,987	982,118	971,905

Assumed premiums written increased by $26.3 million in 2011, as compared to 2010, primarily due to the August 2011 E&S renewal rights acquisition. Since this acquisition we have assumed $24.1 million in E&S premium.

The increases in direct and ceded losses and loss expenses incurred in 2011 primarily reflect the impact of our Flood operation, which experienced increased volume associated with the elevated levels of catastrophic weather events, the results of which are included in the table below:

($ in thousands)	2011	2010	2009
Ceded premiums written	$(206,711)	(190,964)	(178,934)
Ceded premiums earned	(198,153)	(184,833)	(171,941)
Ceded losses and loss expenses incurred	(352,619)	(60,479)	(35,597)

In addition, on a net basis, losses and loss expenses incurred also reflect increased catastrophic losses that we have retained. These losses increased by $62.3 million, to $118.8 million in 2011, from 2010. Hurricane Irene represented the majority of the 2011 losses, with the remainder of losses in 2011 resulting from more than 20 additional events. The total impact of Hurricane Irene was $40.2 million ($47.1 million on a gross basis), including the reinstatement premium.

Note 9. Reserves for Losses and Loss Expenses

The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2011	2010	2009
Gross reserves for losses and loss expenses, at beginning of year	$2,830,058	2,745,799	2,640,973
Less: reinsurance recoverable on unpaid loss and loss expenses, at beginning of year	313,739	271,610	224,192
Net reserves for losses and loss expenses, at beginning of year	2,516,319	2,474,189	2,416,781
Incurred losses and loss expenses for claims occurring in the:
Current year	1,113,733	1,025,707	1,001,333
Prior years	(38,746)	(43,589)	(29,428)
Total incurred losses and loss expenses	1,074,987	982,118	971,905
Paid losses and loss expenses for claims occurring in the:
Current year	440,786	378,650	330,006
Prior years	569,944	561,338	584,491
Total paid losses and loss expenses	1,010,730	939,988	914,497
Acquisition of MUSIC loss and loss expense reserves	14,858	-	-
Net reserves for losses and loss expenses, at end of year	2,595,434	2,516,319	2,474,189
Add: Reinsurance recoverable on unpaid loss and loss expenses, at end of year[1]	549,490	313,739	271,610
Gross reserves for losses and loss expenses at end of year	$3,144,924	2,830,058	2,745,799

1Includes $44.0 million related to the acquisition of MUSIC.

The net loss and loss expense reserves increased by $79.1 million in 2011, $42.1 million in 2010, and $57.4 million in 2009. The loss reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $67.6 million for 2011, $55.0 million for 2010, and $58.8 million for 2009. The changes in the net loss and loss expense reserves were the result of elevated catastrophe losses in 2011, growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the consolidated statements of income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2011, we experienced favorable loss development of approximately $39 million, which was primarily driven by favorable loss development of approximately $60 million in accident years 2006, 2008, and 2009, partially offset by unfavorable loss development in accident year 2010 of approximately $24 million. The main driver of this development was favorable prior year development in our commercial automobile, general liability, and business owners’ policy lines of business, partially offset by unfavorable development in our workers compensation line. Commercial automobile experienced favorable development of approximately $13 million, primarily in accident years 2007 through 2009. This represents a continued trend driven by lower frequencies in those years. General liability experienced favorable development of approximately $12 million. This was driven by favorable development on our premises and operations coverages for accident years 2009 and prior, largely offset by adverse development in our products business. Our business owners’ policy line had favorable development of approximately $11 million. This was driven by favorable development on liability coverage for accident years 2008 through 2010. Workers compensation experienced unfavorable prior year development of approximately $7 million, primarily driven by increases in the 2010 accident year, partially offset by various earlier accident years This increase represents a continued trend related to increased severity in recent years. Our remaining lines of business collectively experienced approximately $10 million of favorable development, largely driven by prior year catastrophe development.

In 2010, we experienced favorable loss development of approximately $44 million, which was primarily driven by favorable loss development in accident years 2004 through 2007, partially offset by unfavorable loss development in accident years 2008 to 2009 of approximately $24 million. The main driver of this development was favorable prior year development in our commercial automobile and general liability lines of business, partially offset by unfavorable development in our workers compensation line. Commercial automobile experienced favorable development of approximately $28 million driven by lower than anticipated severity emergence primarily in accident years 2004 to 2009. General liability experienced favorable development of approximately $26 million, driven by favorable loss emergence for accident years 2006 and prior, partially offset by adverse development in our products/completed operations business. Workers compensation experienced unfavorable prior year development of approximately $22 million, primarily driven by increases in accident years 2008 and 2009, which have experienced increases in average severity. Our remaining lines of business collectively experienced approximately $11 million of favorable development. While there were some offsetting impacts among these lines, homeowners contributed $6 million of favorable development towards the total development. This was due to lower than expected liability losses in accident years 2008 and 2009.

In 2009, we experienced favorable loss development of approximately $29 million, which was primarily driven by favorable loss development in accident years 2007 and prior, partially offset by unfavorable loss development in accident year 2008 of $29 million. The main driver of this development was favorable prior year development in our workers compensation, commercial automobile, and general liability lines of business. Workers compensation experienced favorable prior year development of approximately $11 million primarily driven by favorable development of $36 million in accident years 2005 to 2007, reflecting the on-going impact from a series of improvement strategies for this line in recent years, partially offset by adverse development of approximately $22 million due to higher than expected severity in accident year 2008. Commercial automobile experienced favorable development of approximately $10 million, driven by lower than anticipated severity emergence, primarily in accident year 2007. General liability experienced favorable development of approximately $8 million, driven by favorable loss emergence for accident years 2004 through 2007, partially offset by adverse development in our products/completed operations business.

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

The following table details our exposures to various environmental claims:

	2011
($ in millions)	Gross	Net
Asbestos	$8.4	6.6
Landfill sites	16.4	11.5
Other[1]	21.7	20.3
Total	$46.5	38.4

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

The following table provides a roll forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2011		2010		2009
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$9,979	8,167	11,056	9,244	14,269	12,969
Incurred losses and loss expenses	2,014	2,000	(338)	(338)	(2,418)	(2,930)
Less: losses and loss expenses paid	(3,581)	(3,581)	(739)	(739)	(795)	(795)
Reserves for losses and loss expenses at the end of year	$8,412	6,586	9,979	8,167	11,056	9,244

Non-Asbestos
Reserves for losses and loss expenses at beginning of year	$37,312	31,282	39,418	32,358	37,246	31,124
Incurred losses and loss expenses	6,243	6,250	1,999	2,776	8,115	6,405
Less: losses and loss expenses paid	(5,492)	(5,738)	(4,105)	(3,852)	(5,943)	(5,171)
Reserves for losses and loss expenses at the end of year	$38,063	31,794	37,312	31,282	39,418	32,358

Total Environmental Claims
Reserves for losses and loss expenses at beginning of year	$47,291	39,449	50,474	41,602	51,515	44,093
Incurred losses and loss expenses	8,257	8,250	1,661	2,438	5,697	3,475
Less: losses and loss expenses paid	(9,073)	(9,319)	(4,844)	(4,591)	(6,738)	(5,966)
Reserves for losses and loss expenses at the end of year	$46,475	38,380	47,291	39,449	50,474	41,602

Note 10. Indebtedness

(a) Notes Payable

(1) On November 15, 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. We contributed $25.0 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds were used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no attached financial debt covenants to which we are required to comply in regards to these notes.

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

(3) On September 25, 2006, we issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 ("Junior Notes"). The Junior Notes will pay interest, subject to our right to defer interest payments for up to 10 years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. After September 26, 2011, the Junior Notes may be called at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance were used for general corporate purposes. There are no attached financial debt covenants to which we are required to comply in regards to the Junior Notes.

(4) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment was $2.9 million and $0.8 million at December 31, 2011 and 2010, respectively. Our investment provides us the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. All borrowings from FHLBI are required to be secured by certain investments.

The following is a summary of the Indiana Subsidiaries’ borrowings from the FHLBI:

•	In 2009, the Indiana Subsidiaries borrowed $13 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 2.9% and is paid on the 15th of every month. The principal amount is due on December 15, 2014. These funds were loaned to the Parent to be used for general corporate purposes.
•	In 2011, the Indiana Subsidiaries borrowed $45 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 1.25% and is paid on the 15th of every month. The principal amount is due on December 16, 2016. These funds were loaned to the Parent for use in the acquisition of MUSIC on December 31, 2011.

(b) Short-Term Debt

Our Line of Credit was renewed effective June 13, 2011, with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), with a borrowing capacity of $30 million. This amount can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the line of credit agreement, the obligations of the lenders to make loans are several and not joint. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of December 31, 2011 or at any time during 2011.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2011	December 31, 2011
Consolidated net worth	$793 million	$ 1,109 million
Statutory surplus	Not less than $750 million	$ 1,063 million[1]
Debt-to-capitalization ratio[2]	Not to exceed 35%	20.3%
A.M. Best financial strength rating	Minimum of A-	A+

1Statutory surplus includes the effect of the MUSIC acquisition.

2 Calculated in accordance with Line of Credit agreement.

In addition to the above requirements, the Line of Credit agreement contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $10 million), which causes or permits the acceleration of principal.

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

Our Insurance Operations segment has historically reflected the results of our standard market insurance products. In 2011, through our acquisition activities, we began writing E&S business. This business does not meet the quantitative thresholds for individual segment reporting as its revenue or income are not more than 10% of the related balances aggregated for all of our segments. As our E&S operations share various economic, regulatory, and production-related characteristics with our standard market insurance products, we have aggregated their results into our Insurance Operations segment.

Our standard market Insurance Operations are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2011, approximately 25% of net premiums written were related to insurance policies written in New Jersey.

Our Commercial Lines and Personal Lines property and casualty insurance products are primarily sold through independent insurance agents and our E&S business is primarily sold through wholesale general agencies.

Our goodwill balance for our operating segments was $7.8 million at December 31, 2011 and 2010 related to the standard market portion of our Insurance Operations segment.

Our segments may, from time-to-time, provide services to each other in the normal course of business. These service transactions included transactions with our discontinued operations, Selective HR, prior to its sale and totaled $9.0 million in 2009. These transactions were eliminated in the 2009 consolidated statements. In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue from Continuing Operations by Segment
Years ended December 31,
($ in thousands)	2011	2010	2009
Insurance Operations:
Net premiums earned:
Commercial automobile	$279,610	291,495	300,562
Workers compensation	259,354	252,441	263,490
General liability	344,682	336,475	362,479
Commercial property	192,989	199,252	197,665
Business owners’ policies	66,225	65,260	62,638
Bonds	18,910	19,243	18,455
Other	13,091	10,116	9,663
Total Commercial Lines	1,174,861	1,174,282	1,214,952
Personal automobile	148,824	141,962	133,320
Homeowners	102,764	87,862	73,076
Other	12,864	12,492	9,699
Total Personal Lines	264,452	242,316	216,095
Total net premiums earned	1,439,313	1,416,598	1,431,047
Miscellaneous income	8,069	9,230	10,440
Total Insurance Operations revenues	1,447,382	1,425,828	1,441,487
Investments:
Net investment income	147,443	145,708	118,471
Net realized gains (losses) on investments	2,240	(7,083)	(45,970)
Total investment revenues	149,683	138,625	72,501
Total all segments	1,597,065	1,564,453	1,513,988
Other income	410	168	30
Total revenues from continuing operations	$1,597,475	1,564,621	1,514,018

Income from Continuing Operations, Before Federal Income Tax
Years ended December 31,
($ in thousands)	2011	2010	2009
Insurance Operations:
Commercial Lines underwriting	$(59,428)	(1,668)	14,388
Personal Lines underwriting	(47,491)	(20,499)	(12,003)
Underwriting (loss) income, before federal income tax	(106,919)	(22,167)	2,385
GAAP combined ratio	107.4%	101.6%	99.8
Statutory combined ratio	106.7%	101.6%	100.5
Investments:
Net investment income	$147,443	145,708	118,471
Net realized gains (losses) on investments	2,240	(7,083)	(45,970)
Total investment income, before federal income tax	149,683	138,625	72,501
Total all segments	42,764	116,458	74,886
Interest expense	(18,259)	(18,616)	(19,386)
General corporate and other expenses	(16,440)	(15,886)	(16,314)

Income from continuing operations, before federal income tax	$8,065	81,956	39,186

Note 12. Discontinued Operations

In 2009, we sold 100% of our interest in Selective HR, which had historically comprised the HR Outsourcing segment of our operations. We sold this interest for proceeds scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives through our independent agency distribution channel. We have concluded that these proceeds are indirect cash flows since we have no continuing involvement with the operations of Selective HR and have no continuing cash flows other than these proceeds. We recorded after-tax charges of $0.7 million in 2011 and $3.8 million in 2010, respectively, due to our revaluation of the contingent proceeds, including assumptions regarding worksite life generation and retention. As of December 31, 2011, our estimated sales price was approximately $5.9 million, of which $2.7 million has been received to date.

In 2009, we recorded goodwill impairment charges of $7.9 million, after-tax, which was the result of Selective HR’s estimated fair value not being sufficient to support its carrying value. In determining the impairment, we calculated the fair value of that reporting unit utilizing an income approach (i.e. expected present value of future cash flows).

Operating results of discontinued operations were as follows:

($ in thousands)	2009
Net revenue	$44,508
Pre-tax loss	(11,128)
After-tax loss	(7,086)

Intercompany transactions related to the discontinued operations were as follows:

($ in thousands)	2009
Net revenue	$9,016

Note 13. Business Combinations

In August 2011, SICA purchased the renewal rights to the commercial E&S lines business written under contract binding authority by Alterra Excess & Surplus Insurance Company (“Alterra”). Prior to our acquisition, this business generated gross premiums written of approximately $77 million in 2010. If all of this business had been written by SICA in 2010, our NPW would have increased by approximately 6%. Considering the size of the book of business, we do not believe it would be meaningful to provide historical pro forma financial information regarding this transaction.

To provide a nationally-licensed platform that allows us to write contract binding authority E&S business, on December 31, 2011, the Parent purchased MUSIC, a wholly-owned E&S lines subsidiary of Montpelier Re Holdings Ltd. (“Montpelier Re”). Under the terms of the agreement, the Parent acquired all of the issued and outstanding shares of MUSIC’s common stock as of December 31, 2011 for $51.5 million, net of cash acquired.

The following table provides the assets and liabilities purchased in the MUSIC transaction:

($ in thousands)
ASSETS:		LIABILITIES:
Investments	$48,437	Reserve for losses and loss expenses	$58,836
Cash	3,436	Unearned premium	28,520
Interest and dividends due or accrued	54	Accrued salaries and benefits	43
Premiums receivable	7,073
Reinsurance recoverables, net	43,978	Other liabilities	6,742
Prepaid reinsurance premiums	28,520	Total Liabilities	$94,141
Property, plant and equipment	219
Deferred federal income taxes	6,221

Other assets	7,525
Total Assets	$145,463

We have entered into several reinsurance agreements with Montpelier Reinsurance Ltd. as part of the acquisition of MUSIC. Together, these transactions provide protection for new losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of the acquisition. The reinsurance recoverables under these treaties are 100% collateralized.

As part of the acquisition, we purchased intangible assets that amounted to approximately $7.3 million. The most significant of these items are licenses and customer lists. The $4.2 million indefinite intangible related to the licenses is reflective of the ability that these licenses provide us to write E&S business in 50 states and the District of Columbia. The $2.5 million finite life intangible asset related to customer lists reflects the access that we have obtained, through the acquisition, to MUSIC’s renewal book of business. Prior to our acquisition, in 2010, MUSIC wrote approximately $48 million of contract binding authority E&S business.

In addition to the assets acquired and liabilities assumed that are detailed in the table above, SICA also purchased intellectual property and information technology assets from Montpelier Re valued at $3.6 million as part of the transaction.

Note 14. Earnings per Share

The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") of net income:

2011	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$20,515	54,095	$0.38
Net loss on disposal of discontinued operations	(650)	54,095	(0.01)
Net income available to common stockholders	$19,865	54,095	$0.37

Effect of dilutive securities:
Stock compensation plan	-	1,126

Diluted EPS:
Net income from continuing operations	$20,515	55,221	$0.37
Net loss on disposal of discontinued operations	(650)	55,221	(0.01)
Net income available to common stockholders	$19,865	55,221	$0.36

2010	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$69,321	53,359	$1.30
Net loss on disposal of discontinued operations	(3,780)	53,359	(0.07)
Net income available to common stockholders	$65,541	53,359	$1.23

Effect of dilutive securities:
Stock compensation plan	-	1,145

Diluted EPS:
Net income from continuing operations	$69,321	54,504	$1.27
Net loss on disposal of discontinued operations	(3,780)	54,504	(0.07)
Net income available to common stockholders	$65,541	54,504	$1.20

2009	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$44,658	52,630	$0.84
Net loss from discontinued operations	(7,086)	52,630	(0.13)
Net loss on disposal of discontinued operations	(1,174)	52,630	(0.02)
Net income available to common stockholders	$36,398	52,630	$0.69

Effect of dilutive securities:
Stock compensation plan	-	767

Diluted EPS:
Net income from continuing operations	$44,658	53,397	$0.83
Net loss from discontinued operations	(7,086)	53,397	(0.13)
Net loss on disposal of discontinued operations	(1,174)	53,397	(0.02)
Net income available to common stockholders	$36,398	53,397	$0.68

Note 15. Federal Income Taxes

(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2011	2010	2009
Tax at statutory rate of 35%	$2,823	28,685	13,715
Tax-advantaged interest	(14,381)	(15,992)	(18,205)
Dividends received deduction	(870)	(357)	(513)
Nonqualified deferred compensation	7	(273)	(721)
Other	(29)	572	252
Federal income tax (benefit) expense from continuing operations	$(12,450)	12,635	(5,472)

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2011	2010
Deferred tax assets:
Net loss reserve discounting	$99,768	98,014
Net unearned premiums	53,191	49,955
Employee benefits	33,100	27,079
Long-term incentive compensation plans	8,471	9,209
Temporary investment write-downs	13,251	9,340
Net operating loss	4,791	-
Tax credits	10,938	5,138
Other	7,638	6,109
Total deferred tax assets	231,148	204,844

Deferred tax liabilities:
Deferred policy acquisition costs	74,137	72,840
Unrealized gains on investment securities	53,996	30,522
Other investment-related items, net	4,034	2,080
Accelerated depreciation and amortization	6,295	6,168
Total deferred tax liabilities	138,462	111,610
Net deferred federal income tax asset	$92,686	93,234

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2011 and 2010. The carry forward availability of our net operating loss will begin to expire in 2027 with the remainder expiring through 2031. Our alternative minimum tax credits, which are available to offset future regular taxable income, can be carried forward for an unlimited period of time.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $16.6 million at December 31, 2011, $16.7 million at December 31, 2010, and $17.4 million at December 31, 2009.

We have analyzed our tax positions in all open tax years, which as of December 31, 2011 were 2007 through 2010. The Internal Revenue Service (“IRS”) is currently conducting a limited scope examination of these open tax years. Based on our analysis, we do not have unrecognized tax expense or benefits as of December 31, 2011. In addition, we believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense (benefit)" on our Consolidated Statements of Income.

Note 16. Retirement Plans

(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)

Selective Insurance Company of America ("SICA") offers a voluntary defined contribution 401(k) plan to employees who meet eligibility requirements. Participants can contribute 2% to 50% of their defined compensation to the Retirement Savings Plan not to exceed limits established by the IRS. Employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the Internal Revenue Service (“IRS”). Effective October 1, 2011, SICA appointed T. Rowe Price Trust Company as trustee to the Retirement Savings Plan. Certain terms of the Retirement Savings Plan were amended effective January 1, 2011. The following table presents information regarding plan terms in effect as of December 31, 2010 and the related January 1, 2011 revisions:

	As of December 31, 2010	Effective January 1, 2011

SICA match	65% of participant contributions up to 7% of defined compensation	100% of participant contributions up to the first 3% of defined compensation and 50% up to the next 3%

Enhanced match/non-elective contribution[1]	100% match up to 2% of defined compensation and non-elective contributions equal to 2% of defined compensation	Enhanced match eliminated and non-elective contributions increased to 4%

Vesting of match/non-elective contribution	Vesting period of six years for SICA match and three years for SICA non-elective contribution	Immediately vested

HCE contributions	Limited	No longer subject to previous limitation

(1) Effective January 1, 2006, the Retirement Savings Plan was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of their date of hire after December 31, 2005, are not eligible to participate in the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”).

Employer contributions to the Retirement Savings Plan amounted to $7.0 million in 2011, $6.3 million in 2010, and $6.0 million in 2009.

The Retirement Savings Plan allows employees to make voluntary contributions to a number of diversified investment options on a before and/or after-tax basis. Until March 10, 2009, the Parent’s common stock fund had been an investment option, but on such date, this fund was closed to new contributions. Shares of the Parent's common stock issued under this plan were 13,983 during 2009.

(b) Deferred Compensation Plan

SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees (the "Participants") as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received, including up to: (i) 50% of annual base salary; (ii) 90% of annual bonus; and/or (iii) a percentage of other compensation as otherwise designated by the administrator of the Deferred Compensation Plan.

In addition to the deferrals elected by the Participants, SICA may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. The Deferred Compensation Plan was amended effective January 1, 2010 to add a non-elective contribution of 4% of eligible compensation to the extent a participant could not receive the maximum non-elective contribution in the Retirement Savings Plan due to the limitations of the Retirement Savings Plan and the Internal Revenue Code. SICA may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion. No discretionary contributions were made in 2011, 2010, or 2009. SICA contributed $0.1 million in 2011, $0.2 million in 2010, and $0.1 million in 2009 to the Deferred Compensation Plan.

(c) Retirement Income Plan and Post-retirement Plan

The Retirement Income Plan is a noncontributory defined benefit plan covering all SICA employees who met eligibility requirements prior to January 1, 2006. As of such date, the plan was amended to eliminate eligibility for plan participation by employees first hired on or after January 1, 2006. If otherwise qualified, these employees will, however, be eligible for non-elective contributions from SICA under the Retirement Savings Plan as discussed above.

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

The funded status of the Retirement Income Plan and Retirement Life Plan was recognized on the Consolidated Balance Sheets for 2011 and 2010, the details of which are as follows:

December 31,	Retirement Income Plan		Retirement Life Plan
($ in thousands)	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation, beginning of year	$230,642	200,041	5,700	5,503
Service cost	7,575	7,626	-	-
Interest cost	12,349	11,914	306	316
Actuarial losses	9,177	16,339	224	201
Benefits paid	(5,734)	(5,278)	(333)	(320)
Benefit obligation, end of year	$254,009	230,642	5,897	5,700

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$173,311	139,749	-	-
Actual return on plan assets, net of expenses	6,526	15,743	-	-
Contributions by the employer to funded plans	8,400	23,000	-	-
Contributions by the employer to unfunded plans	111	97	-	-
Benefits paid	(5,734)	(5,278)	-	-
Fair value of assets, end of year	$182,614	173,311	-	-

Funded status	(71,395)	(57,331)	(5,897)	(5,700)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	(71,395)	(57,331)	(5,897)	(5,700)
Net pension liability, end of year	$(71,395)	(57,331)	(5,897)	(5,700)

Amounts Recognized in AOCI
Prior service cost	$176	326	-	-
Net actuarial loss	83,321	70,901	1,047	841
Total	$83,497	71,227	1,047	841

Other Information as of December 31:
Accumulated benefit obligation	$223,655	199,028	-	-

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.16%	5.55%	5.16%	5.55
Rate of compensation increase	4.00%	4.00%	-	-

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss:

Net Periodic Benefit Cost:
Service cost	$7,575	7,626	7,078	-	-	32
Interest cost	12,349	11,914	10,944	306	316	361
Expected return on plan assets	(13,924)	(11,247)	(9,214)	-	-	-
Amortization of unrecognized prior service cost (credit)	150	150	150	-	-	(44)
Amortization of unrecognized actuarial loss	4,154	4,128	4,660	18	6	-
Curtailment income	-	-	-	-	-	(4,217)
Total net periodic cost/(income)	10,304	12,571	13,618	324	322	(3,868)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
Net actuarial loss (gain)	$16,575	11,844	(3,470)	224	201	646
Reversal of amortization of net actuarial loss	(4,154)	(4,128)	(4,660)	(18)	(6)	(614)
Reversal of amortization of prior service (cost) credit	(150)	(150)	(150)	-	-	2,045
Total recognized in other comprehensive (income) loss	12,271	7,566	(8,280)	206	195	2,077

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$22,575	20,137	5,338	530	517	(1,791)

The amortization of prior service cost related to the Retirement Income Plan and Retirement Life Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.

The estimated net actuarial loss and prior service cost for the Retirement Income Plan that will be amortized from AOCI into net periodic benefit cost during the 2012 fiscal year are $5.5 million and $0.2 million, respectively.

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2011	2010	2009	2011	2010	2009
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.55%	5.93%	6.24	5.55	5.93	6.24
Expected return on plan assets	8.00%	8.00%	8.00	-	-	-
Rate of compensation increase	4.00%	4.00%	4.00	-	-	4.00

Our measurement date was December 31, 2011 and our expected return on plan assets was 7.75%, which was based primarily on the Retirement Income Plan's long-term historical returns. In addition to the plan's historical returns, we consider long-term historical rates of return on the respective asset classes. Our expected return, after examining recent market conditions and trends, approximates our actual 8.0% annualized return achieved since plan inception for all plan assets.

Our 2011 discount rate used to value the liability was 5.16% for both the Retirement Income Plan and the Retirement Life Plan. When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected pay out patterns of the plans' obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled.

Plan Assets

Assets of the Retirement Income Plan are invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments. Allocations to these instruments may vary from time to time. In 2012, we will continue to phase in adjustments to the asset allocation of the Retirement Income Plan to a more liability driven investment strategy.

The Retirement Income Plan’s equity investments may not contain investments in any one security greater than 8% of the portfolio value, nor have more than 5% of the outstanding shares of any one corporation. The use of derivative instruments is permitted under certain circumstances, but shall not be used for unrelated speculative hedging or to apply leverage to portfolio positions. Within the alternative investments portfolio, some leverage is permitted as defined and limited by the partnership agreements.

The plan’s allocated target and ranges, as well as the actual weighted average asset allocation by investment categories, at December 31 was as follows:

	2011			2010
	Target	Range	Actual	Actual
	Percentage	Percentage	Percentage	Percentage
Equity
Large capitalization	24	17 - 31	18	19
Small and mid capitalization	10	6 - 14	8	9
International	10	6 - 14	7	8

Alternative investments	15	20 -34	9	11

Fixed income
Domestic core	16	0 - 21	17	15
Global emerging markets	13	0 - 18	14	12
Liability driven investments	12	0 - 45	20	16

Cash and short-term investments	0	0 - 5	7	10
Total			100	100

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2011 and 2010.

The fair value of our Retirement Income Plan investments is generated using various valuation techniques. We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy, for equity and fixed maturity securities and short-term investments held in the Retirement Income Plan.

The techniques used to determine the fair value the Retirement Income Plan’s remaining invested assets are as follows:

•	For valuations of the mutual funds, we utilize a market approach wherein the quoted prices in the active market for identical assets are used. All of the mutual funds are traded in active markets at their net asset value per share. There are no restrictions as to the redemption of these investments nor do we have any contractual obligations to further invest in any of the individual mutual funds. These investments are classified as Level 1 in the fair value hierarchy.

•	The deposit administration contract is carried at cost, which approximates fair value. Given the liquid nature of the underlying investments in overnight cash deposits and other short term duration products, we have determined that a correlation exists between the deposit administration contract and other short-term investments such as money market funds. As such, this investment is classified as Level 2 in the fair value hierarchy.

•	For valuations of the investments in limited partnerships, fair value is based on the Retirement Income Plan’s ownership interest in the reported net asset values as a practical expedient. The majority of the net asset values are reported to us on a one quarter lag. We assess whether these reported net asset values are indicative of market activity that has occurred since the date of their valuation by the investees: (i) by reviewing the overall market fluctuation and whether a material impact to our investments' valuation could have occurred; and (ii) through routine conversations with the underlying funds' general partners/managers discussing, among other things, conditions or events having significant impacts to their portfolio assets that have occurred subsequent to the reported date, if any. The majority of the limited partnership investments cannot be redeemed with the investees as our partnership agreements require our commitment for the duration of the underlying funds’ lives. In the fourth quarter of 2010, we sold three of our limited partnership interests in the secondary market. As of December 31, 2011, there is no active plan to sell any of our remaining interests in the limited partnership investments; however, given the volatility in these investments over the recent past, we may continue to entertain potential opportunities to limit our exposure to these investments through the use of the secondary market. These limited partnerships have been fair valued using Level 3 inputs. The Retirement Income Plan has one limited partnership investment in a hedge fund that can be redeemed semi-annually subject to a 30 day notification of intent to redeem. Therefore, we are unable to redeem this investment at the net asset value reported to the plan at December 31, 2011 and 2010. However, we have determined that we have the ability to redeem this investment in the near term and the time between the redemption date and the valuation date is not significant enough to allow for a significant change in fair value. As a result of this determination, this fund has been fair valued using Level 2 inputs as of December 31, 2011 and 2010 using the net asset value of our ownership interest in partners' capital.

The following tables provide quantitative disclosures of the Retirement Income Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2011		Fair Value Measurements at 12/31/11 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/11	(Level 1)	(Level 2)	(Level 3)
Description
Mutual funds:
International equity	$13,205	13,205	-	-
Domestic large capitalization	22,200	22,200	-	-
Small and mid capitalization	6,750	6,750	-	-
Global long-term investment grade fixed income	36,881	36,881	-	-
Domestic core fixed income	32,930	32,930	-	-
Global emerging markets fixed income	25,644	25,644	-	-
Total mutual funds	137,610	137,610	-	-
Limited partnership investments:
Equity long/short hedge	1,836	-	1,836	-
Private equity	12,586	-	-	12,586
Real estate	2,594	-	-	2,594
Total limited partnerships	17,016	-	1,836	15,180
Common stocks:
Domestic large capitalization	11,618	11,618	-	-
Small and mid capitalization	8,326	8,326	-	-
Total common stocks	19,944	19,944	-	-
Short-term investments	7,225	7,225	-	-
Deposit administration contracts	979	-	979	-
Total assets	$182,774	164,779	2,815	15,180

December 31, 2010		Fair Value Measurements at 12/31/10 Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	At 12/31/10	(Level 1)	(Level 2)	(Level 3)
Description
Mutual funds:
International equity	$14,277	14,277	-	-
Domestic large capitalization	20,580	20,580	-	-
Small and mid capitalization	6,785	6,785	-	-
Global long-term investment grade fixed income	27,726	27,726	-	-
Domestic core fixed income	26,991	26,991	-	-
Global emerging markets fixed income	20,077	20,077	-	-
Total mutual funds	116,436	116,436	-	-
Limited partnership investments:
Equity long/short hedge	1,779	-	1,779	-
Private equity	14,492	-	-	14,492
Real estate	2,687	-	-	2,687
Total limited partnerships	18,958	-	1,779	17,179
Common stocks:
Domestic large capitalization	11,509	11,509	-	-
Small and mid capitalization	8,631	8,631	-	-
Total common stocks	20,140	20,140	-	-
Short-term investments	15,692	15,692	-	-
Deposit administration contracts	754	-	754	-
Total assets	$171,980	152,268	2,533	17,179

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

December 31, 2011	Investments in
Limited
($ in thousands)	Partnerships

Fair value, December 31, 2010	$17,179
Total gains (realized and unrealized)
included in changes in net assets	1,949
Purchases, sales, issuances, and settlements (net)	(3,948)
Transfers in and/or out of Level 3	-
Fair value, December 31, 2011	$15,180

December 31, 2010	Investments in
Limited
($ in thousands)	Partnerships

Fair value, December 31, 2009	$18,764
Total gains (realized and unrealized)
included in changes in net assets	969
Purchases, sales, issuances, and settlements (net)	(2,554)
Transfers in and/or out of Level 3	-
Fair value, December 31, 2010	$17,179

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2011
	December 31,	December 31,	Remaining
($ in millions)	2011	2010	Amount
Equity long/short hedge	$1.8	1.8	-
Private equity	12.6	14.5	4.2
Real estate	2.6	2.7	0.6
Total alternative investments	$17.0	19.0	4.8

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

At December 31, 2011, the Retirement Income Plan had contractual obligations that expire at various dates through 2022 to further invest up to $4.8 million in alternative investments. There is no certainty that any such additional investment will be required. The Retirement Income Plan currently receives distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

Contributions

We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2012, none of which represents minimum required contribution amounts.

Benefit Payments

	Retirement	Retirement
($ in thousands)	Income Plan	Life Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2012	$7,291	342
2013	8,038	352
2014	8,740	360
2015	9,514	369
2016	10,467	377
2017-2021	69,022	1,980

Note 17. Share-Based Payments

The following is a brief description of each of our share-based compensation plans:

2005 Omnibus Stock Plan

The Parent's 2005 Omnibus Stock Plan ("Stock Plan") was approved effective as of April 1, 2005 by stockholders on April 27, 2005. With the Stock Plan's approval, no further grants were available under the: (i) Parent's Stock Option Plan III, as amended ("Stock Option Plan III"); (ii) Parent's Stock Option Plan for Directors, as amended ("Stock Option Plan for Directors"); or (iii) Parent's Stock Compensation Plan for Non-employee Directors, as amended ("Stock Compensation Plan for Non-employee Directors"), but awards outstanding under these plans and the Parent's Stock Option Plan II, as amended ("Stock Option Plan II"), under which future grants ceased being available on May 22, 2002, shall continue in effect according to the terms of those plans and any applicable award agreements.

Stockholders approved the amendment and restatement of the Stock Plan effective as of May 1, 2010 (the “Amended Stock Plan”) on April 28, 2010. Under the Amended Stock Plan, the Board's Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Stock Plan. Each award granted under the Amended Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Stock Plan. The maximum exercise period for an option grant under this plan is ten years from the date of the grant. During 2011, we granted, net of forfeitures, 402,925 RSUs. During 2010, we granted, net of forfeitures, 374,153 RSUs, and experienced net restricted stock forfeitures of 820 shares. During 2009, we granted, net of forfeitures, 520,011 RSUs, and experienced net restricted stock forfeitures of 7,168 shares. We also granted options to purchase 238,790 shares during 2010, and 313,811 shares during 2009. No options were granted in 2011. As of December 31, 2011, 5,300,110 shares of the Parent's common stock remained available for issuance pursuant to outstanding stock options and restricted stock units granted under the Stock Plan and the Amended Stock Plan.

During the vesting period, dividend equivalent units ("DEUs") are earned on RSUs. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. We accrued 41,469 DEUs during 2011; 38,392 DEUs during 2010; and 32,088 DEUs in 2009. In addition, 33,532 DEUs were issued in 2011. The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the RSUs.

Cash Incentive Plan

The Parent's Cash Incentive Plan (“Cash Incentive Plan”) was approved effective April 1, 2005 by stockholders on April 27, 2005. Stockholders approved the amendment and restatement of the Cash Incentive Plan effective as of May 1, 2010 (the “Amended Cash Incentive Plan”) on April 28, 2010. Under the Amended Cash Incentive Plan, the SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies. Each award granted under the Amended Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Cash Incentive Plan. We granted, net of forfeitures, 46,879 cash incentive units during 2011, 45,082 cash incentive units during 2010, and 46,349 cash incentive units during 2009.

Stock Option Plan II

As of December 31, 2011, 302,680 shares of the Parent's common stock remained available in the reserve for Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant; and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was ten years from the date of the grant.

During the vesting period, dividends are earned on the restricted stock and held in escrow subject to the same vesting period and conditions set forth in the award agreements. Effective September 3, 1996, dividends earned on the restricted shares were reinvested in the Parent's common stock at fair value. In connection with restricted stock awards granted under Stock Option Plan II, we issued, net of forfeitures, 97 restricted shares from the Dividend Reinvestment Plan (“DRP”) reserves during 2010. We experienced net forfeitures of 679 restricted shares from DRP reserves during 2009.

Stock Option Plan III

As of December 31, 2011, there were 397,212 shares of the Parent's common stock in the reserve for Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was ten years from the date of the grant.

In connection with unvested restricted stock awards granted under Stock Option Plan III, we experienced restricted stock forfeitures of 1,924 shares during 2009. During the vesting period, dividends earned on restricted shares were reinvested in the Parent's common stock at fair value. We experienced net forfeitures of 23,285 restricted shares from the DRP reserve during 2009.

Stock Option Plan for Directors

As of December 31, 2011, 210,000 shares of the Parent's common stock remained in the reserve for the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. Non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which was on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan for Non-employee Directors

As of December 31, 2011 there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock. There were no issuances under this plan in 2011 and 2010. We issued 960 shares under this plan during 2009.

Employee Stock Purchase Plan

On April 29, 2009, the Parent’s stockholders approved the Parent’s Employee Stock Purchase Plan (2009) (“ESPP”). This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009. Under the ESPP, there were 1,122,962 shares of the Parent's common stock available for purchase as of December 31, 2011. The ESPP is available to all employees who meet the plan's eligibility requirements. The ESPP provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the current plan, we issued 131,705 shares to employees during 2011, 149,258 shares during 2010, and 190,845 shares during 2009.

Agent Stock Purchase Plan

On July 27, 2010, the SEBC approved the Parent’s Amended and Restated Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan") which made immaterial amendments to the plan approved by stockholders on April 26, 2006. Under the Agent Plan, there were 2,274,131 shares of the Parent’s common stock available for purchase as of December 31, 2011. The Agent Plan provides for quarterly offerings in which our independent insurance agencies, and certain eligible persons associated with the agencies, with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Under the Agent Plan, we issued 111,427 shares in 2011, 109,343 shares in 2010, and 146,570 shares in 2009, and charged to expense $0.2 million in each year, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic Value
	of Shares	Price	Life in Years	($ in thousands)
Outstanding at December 31, 2010	1,402,256	$18.08
Granted 2011	-	-
Exercised 2011	135,196	11.26
Forfeited or expired 2011	27,373	20.58

Outstanding at December 31, 2011	1,239,687	$18.78	5.20	$2,381
Exercisable at December 31, 2011	1,130,901	$19.08	4.95	$2,135

The total intrinsic value of options exercised was $0.8 million during 2011 and 2010, and $0.4 million during 2009.

A summary of the restricted stock and RSU transactions under our share-based payment plans is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock and RSU awards at December 31, 2010	1,241,900	$16.85
Granted 2011	429,420	17.17
Vested 2011	361,305	22.45
Forfeited 2011	26,495	14.74

Unvested RSU awards at December 31, 2011	1,283,520	$15.45

As of December 31, 2011, total unrecognized compensation cost related to unvested RSU awards granted under our stock plans was $4.4 million. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of restricted stock and RSU vested was $6.6 million for 2011, $3.9 million for 2010, and $7.9 million for 2009.

At December 31, 2011, the liability recorded in connection with our Cash Incentive Plan was $8.8 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, are adjusted to reflect our performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.1 years. The cash incentive unit payments made were $3.0 million in 2011, $1.8 million in 2010 and $7.0 million in 2009.

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

	ESPP			All Other Option Plans
	2011	2010	2009	2011	2010	2009
Risk-free interest rate	0.13%	0.20	0.31	-	2.30	1.85
Expected term	6 months	6 months	6 months	-	5 years	5 years
Dividend yield	3.0%	3.3	3.4	-	3.3	3.9
Expected volatility	19%	28	64	-	34	32

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

The weighted-average fair value of options and stock per share, including restricted stock and RSUs granted for the Parent's stock plans, during 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Stock options	$-	3.83	2.68
Restricted stock and RSUs	17.17	14.69	14.22
Directors’ stock compensation plan	-	16.09	15.11
ESPP:
Six month option	0.76	1.03	2.51
15% of grant date market value	2.62	2.35	2.49
Total ESPP	3.38	3.38	5.00
Agent Plan:
Discount of grant date market value	1.62	1.59	1.39

The decrease in the six month option value of our ESPP shares in 2011 and 2010, compared to their respective prior years, is driven primarily by a reduction in the volatility of the Parent’s common stock price. During 2009, as a result of the economic crisis and its impact on the global markets, particularly in the financial sector, the Parent’s common stock prices experienced unprecedented volatility, whereas the volatility in 2010 and 2011 returned to more normalized levels.

Share-based compensation expense charged against net income before tax was $10.1 million for the year ended December 31, 2011 with a corresponding income tax benefit of $3.5 million. Share-based compensation expense that was charged against net income before tax was $12.2 million for the year ended December 31, 2010 and $10.8 million for the year ended December 31, 2009 with corresponding income tax benefits of $4.0 million and $3.4 million, respectively.

Note 18. Related Party Transactions

William M. Rue, a Director of the Parent, is President of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent insurance agency ("Rue Insurance"). Rue Insurance is an appointed independent agent of the Insurance Subsidiaries and of the discontinued operations of Selective HR, on terms and conditions similar to those of our other agents. Rue Insurance also places insurance for our business operations. Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:

•	Rue Insurance placed insurance policies with the Insurance Subsidiaries. Direct premiums written associated with these policies were $7.8 million in 2011, $7.2 million in 2010, and $7.6 million in 2009. In return, the Insurance Subsidiaries paid commissions to Rue Insurance of $1.2 million in 2011, $1.3 million in 2010, and $1.4 million in 2009.
•	Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers. We paid premiums for such insurance coverage of $0.2 million in 2011, $0.3 million in 2010, and $0.5 million in 2009.
•	Rue Insurance placed human resource outsourcing contracts with Selective HR resulting in revenues to Selective HR of approximately $77,000 in 2009. In return, Selective HR paid commissions to Rue Insurance of approximately $10,000 in 2009. These revenues are reflected in “Loss from discontinued operations, net of tax” in the Consolidated Statements of Income.

In 2005, we established a private foundation, The Selective Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made contributions to the Foundation in the amount of $0.4 million in 2011, 2010, and 2009.

Note 19. Commitments and Contingencies

(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2011, we had purchased such annuities in the amount of $8.4 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $11.6 million in 2011, $11.4 million in 2010, and $11.5 million in 2009. See Note 2(q) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 2011, the total future minimum rental commitments under non-cancelable leases were $25.4 million and such yearly amounts are as follows:

($ in millions)
2012	$9.0
2013	6.0
2014	4.0
2015	2.6
2016	2.0
After 2016	1.8
Total minimum payment required	$25.4

(c) At December 31, 2011, we have contractual obligations that expire at various dates through 2022 to invest up to an additional $56.9 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments."

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

Note 21. Statutory Financial Information

The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2011, the various state insurance departments of domicile have adopted the March 2011 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The combined statutory capital and surplus of the Insurance Subsidiaries was $1.1 billion (unaudited) in 2011 and in 2010. Excluding the recently-acquired MUSIC entity, the combined statutory net income of the Insurance Subsidiaries was $26.5 million (unaudited) in 2011, $86.9 million in 2010, and $69.8 million in 2009.

The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. Excluding MUSIC, the Insurance Subsidiaries combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC, by 4.4:1 based on their 2011 unaudited statutory financial statements. MUSIC, based on its 2011 unaudited statutory financial statements, exceeded the authorized control level by 7.7:1.

Note 22. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2011	2010	2011	2010	2011	2010	2011	2010
Net premiums earned	351,343	356,202	355,580	352,190	358,963	354,709	373,427	353,497
Net investment income earned	43,473	34,706	39,345	36,545	35,786	32,986	28,839	41,471
Net realized (losses) gains	5,760	(64)	2,146	(3,264)	(2,045)	57	(3,621)	(3,812)
Underwriting (loss) profit	(11,084)	(14,605)	(32,682)	(3,161)	(68,124)	(3,933)	4,971	(468)
Net income (loss) from continuing operations[1]	21,549	6,593	2,325	20,091	(19,492)	18,831	16,133	23,806
Loss from discontinued operations, net of tax[1]	-	(790)	-	(1,325)	(650)	(1,634)	-	(31)
Net income (loss)	21,549	5,803	2,325	18,766	(20,142)	17,197	16,133	23,775
Other comprehensive (loss) income	(4,248)	6,687	18,368	23,599	11,020	30,394	10,130	(41,196)
Comprehensive income (loss)	17,301	12,490	20,693	42,365	(9,122)	47,591	26,263	(17,421)

Net income (loss) per share:
Basic	0.40	0.11	0.04	0.35	(0.37)	0.32	0.30	0.44
Diluted	0.39	0.11	0.04	0.35	(0.37)	0.32	0.29	0.43

Dividends to stockholders[2]	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Price range of common stock:[3]
High	18.97	17.04	18.06	17.28	16.96	16.63	18.35	18.94
Low	16.30	15.01	15.32	14.17	12.60	14.13	12.10	15.97

The addition of all quarters may not agree to annual amounts on the consolidated financial statements due to rounding.

[1] See Note 12. “Discontinued Operations” for a discussion of discontinued operations.
[2] See Note 10. “Indebtedness” for a discussion of dividend restrictions.
[3] These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 3, 2012 and ending February 17, 2012 was $19.00 to $17.25.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc.’s and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 24, 2012

Item 9B. Other Information.

There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that we did not report.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2011, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 24, 2012
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 24, 2012
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 24, 2012
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	February 22, 2012
Paul D. Bauer
Director

*	February 22, 2012
A. David Brown
Director

*	February 22, 2012
John C. Burville
Director

*	February 22, 2012
Joan M. Lamm-Tennant
Director

*	February 22, 2012
S. Griffin McClellan III
Director

*	February 22, 2012
Michael J. Morrissey
Director

*	February 22, 2012
Cynthia S. Nicholson
Director

*	February 22, 2012
Ronald L. O’Kelley
Director

*	February 22, 2012
William M. Rue
Director

*	February 22, 2012
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	February 24, 2012
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Balance Sheets

	December 31,
($ in thousands, except share amounts)	2011	2010
Assets
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $811 – 2010)	$-	796
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $19,542 – 2011)	19,768	-
Short-term investments	33,948	50,109
Cash	722	605
Investment in subsidiaries	1,388,970	1,320,886
Current federal income tax	13,030	12,932
Deferred federal income tax	10,590	11,158
Other assets	12,823	11,961
Total assets	$1,479,851	1,408,447

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	$249,360	249,333
Intercompany notes payable	107,131	74,785
Other liabilities	14,132	13,220
Total liabilities	$370,623	337,338

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares: 360,000,000
Issued: 97,246,711 – 2011; 96,362,667 – 2010	194,494	192,725
Additional paid-in capital	257,370	244,613
Retained earnings	1,167,219	1,176,155
Accumulated other comprehensive income	42,294	7,024
Treasury stock – at cost (shares: 42,836,201 – 2011; 42,686,204 – 2010)	(552,149)	(549,408)
Total stockholders’ equity	1,109,228	1,071,109
Total liabilities and stockholders’ equity	$1,479,851	1,408,447

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Statements of Income

	Year ended December 31,
($ in thousands)	2011	2010	2009

Revenues:
Dividends from subsidiaries	$63,025	48,010	24,518
Net investment income earned	231	130	315
Other income	362	107	-
Total revenues	63,618	48,247	24,833

Expenses:
Interest expense	20,203	20,615	21,377
Other expenses	16,832	16,039	16,410
Total expenses	37,035	36,654	37,787

Income (loss) from continuing operations, before federal income tax	26,583	11,593	(12,954)

Federal income tax benefit:
Current	(12,785)	(11,645)	(16,381)
Deferred	490	(848)	3,701
Total federal income tax benefit	(12,295)	(12,493)	(12,680)

Net income (loss) from continuing operations before equity in undistributed income of subsidiaries	38,878	24,086	(274)

Equity in undistributed income of continuing subsidiaries, net of tax	-	45,235	44,932
Dividends in excess of continuing subsidiaries’ current year earnings	(18,363)	-	-

Net income from continuing operations	20,515	69,321	44,658

Equity in loss of discontinued subsidiaries, net of tax	-	-	(7,086)
Loss on disposal of discontinued operations, net of tax	(650)	(3,780)	(1,174)
Total discontinued operations, net of tax	(650)	(3,780)	(8,260)

Net income	$19,865	65,541	36,398

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.

(Parent Corporation)

Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2011	2010	2009
Operating Activities:
Net income	$19,865	65,541	36,398

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	-	(45,235)	(37,846)
Dividends in excess of subsidiaries’ current year income	18,363	-	-
Stock-based compensation expense	7,422	12,355	11,036
Loss on disposal of discontinued operations	650	3,780	1,174
Amortization – other	229	149	208

Changes in assets and liabilities:
Increase (decrease) in accrued salaries and benefits	330	(1,838)	(7,007)
Decrease in net federal income taxes	742	4,261	2,745
Other, net	(2,234)	(1,287)	3,478
Net adjustments	25,502	(27,815)	(26,212)
Net cash provided by operating activities	45,367	37,726	10,186

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(19,643)	-	-
Redemption and maturities of fixed maturity securities, held-to-maturity	796	513	236
Purchase of short-term investments	(128,378)	(110,807)	(232,823)
Sale of short-term investments	144,538	108,565	245,165
Capital contribution to subsidiaries	-	-	(20,000)
Purchase of subsidiary, net of cash acquired	(51,728)	-	-
Sale of subsidiary	1,152	978	(581)
Distributions of capital by subsidiaries	-	-	680
Net cash used in investing activities	(53,263)	(751)	(7,323)

Financing Activities:
Dividends to stockholders	(26,513)	(26,056)	(26,296)
Acquisition of treasury stock	(2,741)	(1,686)	(3,010)
Principal payment on notes payable	-	(12,300)	(12,300)
Net proceeds from stock purchase and compensation plans	5,011	4,962	4,612
Excess tax benefits from share-based payment arrangements	(90)	(744)	(1,200)
Borrowings from subsidiaries	45,000	-	36,000
Principal payment of borrowings from subsidiaries	(12,654)	(623)	(592)
Net cash provided by (used in) financing activities	8,013	(36,447)	(2,786)
Net increase in cash	117	528	77
Cash, beginning of year	605	77	-
Cash, end of year	$722	605	77

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of the Company’s Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES

Years ended December 31, 2011, 2010 and 2009

($ in thousands)	2011	2010	2009
Balance, January 1	$8,091	8,380	7,006
Additions	4,990	5,003	6,535
Deductions	(5,413)	(5,292)	(5,161)
Balance, December 31	$7,668	8,091	8,380

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

Types of investment	Amortized Cost	Fair	Carrying
($ in thousands)	or Cost	Value	Amount
Fixed maturity securities:
Held-to-maturity
Foreign government obligations	$5,292	5,496	5,584
Obligations of states and political subdivisions	614,118	657,385	626,012
Public utilities	13,800	15,426	13,725
Corporate securities	51,040	54,112	48,926
Asset-backed securities	8,077	7,954	6,608
Commercial mortgage-backed securities	14,455	17,670	11,493
Total fixed maturity securities, held-to-maturity	706,782	758,043	712,348
Available-for-sale:
U.S. government and government agencies	333,504	353,796	353,796
Foreign government obligations	33,687	34,173	34,173
Obligations of states and political subdivisions	578,214	622,659	622,659
Public utilities	72,145	75,626	75,626
Corporate securities	1,096,294	1,137,684	1,137,684
Asset-backed securities	77,706	78,949	78,949
Commercial mortgage-backed securities	107,838	112,598	112,598
Residential mortgage-backed securities	467,468	481,888	481,888
Total fixed maturity securities, available-for-sale	2,766,856	2,897,373	2,897,373

Equity securities:
Common stock:
Public utilities	7,143	8,307	8,307
Banks, trust and insurance companies	18,405	19,118	19,118
Industrial, miscellaneous and all other	118,278	129,930	129,930
Total equity securities, available-for-sale	143,826	157,355	157,355
Short-term investments	217,044		217,044
Other investments	128,301		128,301
Total investments	$3,962,809		4,112,421

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Year ended December 31, 2011

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income[1]	incurred	costs[2]	expenses[2]	written
Insurance Operations Segment	$214,069	3,144,924	906,991	1,439,313	-	1,074,987	430,786	40,458	1,485,349
Investments Segment	-	-	-	-	149,683	-	-	-	-
Total	$214,069	3,144,924	906,991	1,439,313	149,683	1,074,987	430,786	40,458	1,485,349

[1]	Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
[2]	The total of “Amortization of deferred policy acquisition costs” of $430,786 and “Other operating expenses” of $40,458 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$469,739
Other income[3]	(8,069)
Other expenses[3]	9,574
Total	$471,244

[3]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $410 and $16,850, respectively.

Year ended December 31, 2010

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income[1]	incurred	costs[2]	expenses[2]	written
Insurance Operations Segment	$209,627	2,830,058	823,596	1,416,598	-	982,118	429,524	27,123	1,390,541
Investments Segment	-	-	-	-	138,625	-	-	-	-
Total	$209,627	2,830,058	823,596	1,416,598	138,625	982,118	429,524	27,123	1,390,541

[1]	Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
[2]	The total of “Amortization of deferred policy acquisition costs” of $429,524 and “Other operating expenses” of $27,123 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$458,045
Other income[3]	(9,230)
Other expenses[3]	7,832
Total	$456,647

[3]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $168 and $16,054, respectively.

SCHEDULE IV (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

Year ended December 31, 2009

							Amortization
	Deferred	Reserve				Losses	of deferred
	policy	for losses		Net	Net	and loss	policy	Other	Net
	acquisition	and loss	Unearned	premiums	investment	expenses	acquisition	operating	premiums
($ in thousands)	costs	expenses	premiums	earned	income[1]	incurred	costs[2]	expenses[2]	written
Insurance Operations Segment	$218,601	2,745,799	844,847	1,431,047	-	971,905	428,554	28,202	1,422,655
Investments Segment	-	-	-	-	72,501	-	-	-	-
Total	$218,601	2,745,799	844,847	1,431,047	72,501	971,905	428,554	28,202	1,422,655

[1]	Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
[2]	The total of “Amortization of deferred policy acquisition costs” of $428,554 and “Other operating expenses” of $28,202 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$457,424
Other income[3]	(10,440)
Other expenses[3]	9,772
Total	$456,756

[3]	In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $30 and $16,345, respectively.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

REINSURANCE

Years ended December 31, 2011, 2010 and 2009

					% of
		Assumed	Ceded		Amount
	Direct	From Other	To Other	Net	Assumed
($ thousands)	Amount	Companies	Companies	Amount	To Net
2011
Premiums earned:
Accident and health insurance	$62	-	62	-	-
Property and liability insurance	1,692,959	29,011	282,657	1,439,313	2%
Total premiums earned	1,693,021	29,011	282,719	1,439,313	2%

2010
Premiums earned:
Accident and health insurance	$67	-	67	-	-
Property and liability insurance	1,654,234	26,619	264,255	1,416,598	2%
Total premiums earned	1,654,301	26,619	264,322	1,416,598	2%

2009
Premiums earned:
Accident and health insurance	$70	-	70	-	-
Property and liability insurance	1,657,841	21,501	248,295	1,431,047	2%
Total premiums earned	1,657,911	21,501	248,365	1,431,047	2%

EXHIBIT INDEX

Exhibit
Number
3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., dated May 3, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

3.2	By-Laws of Selective Insurance Group, Inc., effective December 3, 2010 (incorporated by reference herein to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 3, 2010, File No. 001-33067).

4.1	Indenture dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3 No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 18, 2004, File No. 0-8641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 0-8641).

4.4	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 001-33067).

4.5	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 001-33067).

4.6	Form of Junior Subordinated Debt Indenture between Selective Insurance Group, Inc. and U.S. Bank National Association (incorporated by reference herein to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 No. 333-137395).

4.7	First Supplemental Indenture, dated as of September 25, 2006, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 7.5% Junior Subordinated Notes due 2066 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 27, 2006, File No. 0-8641).

10.1	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.2	Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.3	Selective Insurance Stock Option Plan II, as amended (incorporated by reference herein to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-8641).

Exhibit
Number
10.3a	Amendment to the Selective Insurance Stock Option Plan II, as amended, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.4	Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed April 1, 2002, File No. 0-8641).

10.4a	Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.5	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.6	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.7	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.8	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.9	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-8641).

10.10	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.11	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-8641).

10.12	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.13	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.14	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 0-8641).

Exhibit
Number
10.15	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-8641).

10.16	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009) (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.17	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2010 (incorporated by reference herein to Appendix D to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.18	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.19	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.20	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010) (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

10.21	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 0-8641).

10.21a	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-8641).

10.22	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 0-8641).

10.22a	Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.23	Employment, Termination and Severance Agreements.

10.23a	Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.23b	Employment Agreement between Selective Insurance Company of America and Dale A. Thatcher, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

Exhibit
Number
10.23c	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.23d	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23f of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.23e	Employment Agreement between Selective Insurance Company of America and Ronald E. St. Clair, dated as of April 11, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2011, File No. 001-33067).

10.23f	Employment Agreement between Selective Insurance Company of America and Ronald J. Zaleski, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23i of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.24	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 13, 2011 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011, File No. 001-33067).

10.25	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2005, File No. 000-08641)

10.26	Stock and Asset Purchase Agreement, dated as of October 27, 2009, by and among Selective Insurance Group, Inc., Selective HR Solutions, Inc. and its subsidiaries, and AlphaStaff Group, Inc. and certain of its subsidiaries (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 30, 2009, File No. 001-33067).

10.26a	Amendment No. 1 to the Stock Purchase Agreement, dated December 23, 2009 (incorporated by reference herein to Exhibit 10.26a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.26b	Amendment No. 2 to the Stock and Asset Purchase Agreement, dated December 14, 2010 (incorporated by reference herein to Exhibit 10.26b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

10.27	Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.27a	Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

10.28	Stock Purchase Agreement by and between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc., dated September 19, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 19, 2011, File No. 001-33067).

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of A. David Brown.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Joan M. Lamm-Tennant.

*24.5	Power of Attorney of S. Griffin McClellan III.

*24.6	Power of Attorney of Michael J. Morrissey.

*24.7	Power of Attorney of Cynthia S. Nicholson.

*24.8	Power of Attorney of Ronald L. O'Kelley.

*24.9	Power of Attorney of William M. Rue.

*24.10	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished and not filed herewith.

