Form 10-Q
period 2012-03-31
SELECTIVE INSURANCE GROUP INC
filed 2012-04-26
CIK 230557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________to_____________________________

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

Yes ☐          No ☒

As of March 31, 2012, there were 54,805,134 shares of common stock, par value $2.00 per share, outstanding.

SELECTIVE INSURANCE GROUP, INC.
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SELECTIVE INSURANCE GROUP, INC.	Unaudited
CONSOLIDATED BALANCE SHEETS	March 31,	December 31,
($ in thousands, except share amounts)	2012	2011
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value
(fair value: $711,731 – 2012; $758,043 – 2011)	$667,192	712,348
Fixed maturity securities, available-for-sale – at fair value
(amortized cost: $2,897,522 – 2012; $2,766,856 – 2011)	3,034,511	2,897,373
Equity securities, available-for-sale – at fair value
(cost of: $130,213 – 2012; $143,826 – 2011)	152,986	157,355
Short-term investments (at cost which approximates fair value)	174,472	217,044
Other investments	125,140	128,301
Total investments	4,154,301	4,112,421
Cash	261	762
Interest and dividends due or accrued	35,369	35,842
Premiums receivable, net of allowance for uncollectible accounts of: $3,730 – 2012; $3,768 – 2011	491,401	466,294
Reinsurance recoverables, net	446,393	561,855
Prepaid reinsurance premiums	137,262	147,686
Current federal income tax	-	731
Deferred federal income tax	116,417	120,094
Property and equipment – at cost, net of accumulated depreciation and amortization of: $162,559 – 2012; $160,294 – 2011	43,918	43,947
Deferred policy acquisition costs	144,331	135,761
Goodwill	7,849	7,849
Other assets	52,095	52,227
Total assets	$5,629,597	5,685,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$3,035,773	3,144,924
Unearned premiums	937,909	906,991
Notes payable	307,366	307,360
Current federal income tax	5,576	-
Accrued salaries and benefits	113,941	119,297
Other liabilities	146,114	148,569
Total liabilities	$4,546,679	4,627,141

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$-	-
Common stock of $2 par value per share
Authorized shares 360,000,000
Issued: 97,809,949 – 2012; 97,246,711 – 2011	195,620	194,494
Additional paid-in capital	262,336	257,370
Retained earnings	1,127,142	1,116,319
Accumulated other comprehensive income	52,984	42,294
Treasury stock – at cost (shares: 43,004,815 – 2012; 42,836,201 – 2011)	(555,164)	(552,149)
Total stockholders’ equity	1,082,918	1,058,328
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,629,597	5,685,469

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended
	March 31,
($ in thousands, except per share amounts)	2012	2011
Revenues:
Net premiums earned	$378,829	351,343
Net investment income earned	32,628	43,473
Net realized gains (losses):
Net realized investment gains	4,779	6,390
Other-than-temporary impairments	(257)	(532)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(164)	(98)
Total net realized gains	4,358	5,760
Other income	3,533	2,880
Total revenues	419,348	403,456

Expenses:
Losses and loss expenses incurred	252,906	249,206
Policy acquisition costs	127,958	115,044
Interest expense	4,700	4,557
Other expenses	10,593	8,491
Total expenses	396,157	377,298

Income before federal income tax	23,191	26,158

Federal income tax expense (benefit):
Current	7,178	4,276
Deferred	(2,080)	1,382
Total federal income tax expense	5,098	5,658

Net income	$18,093	20,500

Earnings per share:
Basic net income	$0.33	0.38

Diluted net income	$0.33	0.37

Dividends to stockholders	$0.13	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Quarter ended March 31,
($ in thousands)	2012	2011

Net income	$18,093	20,500

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	12,873	(606)

Non-credit portion of other-than-temporary impairments
recognized in other comprehensive income	238	117

Amortization of net unrealized gains on held-to-maturity securities	(516)	(764)

Less: reclassification adjustment for gains included in net income	(2,833)	(3,737)

Total unrealized gains (losses) on investment securities	9,762	(4,990)

Defined benefit pension plans:
Amortization of net actuarial loss included in net income	903	718

Amortization of prior service cost included in net income	25	24

Total defined benefit pension plans	928	742

Other comprehensive income (loss)	10,690	(4,248)

Comprehensive income	$28,783	16,252

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Quarter ended March 31,
($ in thousands)	2012	2011
Common stock:
Beginning of year	$194,494	192,725
Dividend reinvestment plan
(shares: 22,916 – 2012; 22,697 – 2011)	46	46
Stock purchase and compensation plans
(shares: 540,322 – 2012; 453,409 – 2011)	1,080	907
End of period	195,620	193,678

Additional paid-in capital:
Beginning of year	257,370	244,613
Dividend reinvestment plan	358	360
Stock purchase and compensation plans	4,608	3,602
End of period	262,336	248,575

Retained earnings:
Beginning of year, as previously reported		1,176,155
Add: Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for deferred policy acquisition costs (Note 4)		(53,068)
Balance at beginning of year, as adjusted	1,116,319	1,123,087
Net income	18,093	20,500
Dividends to stockholders ($0.13 per share – 2012 and 2011)	(7,270)	(7,176)
End of period	1,127,142	1,136,411

Accumulated other comprehensive income:
Beginning of year	42,294	7,024
Other comprehensive income (loss)	10,690	(4,248)
End of period	52,984	2,776

Treasury stock:
Beginning of year	(552,149)	(549,408)
Acquisition of treasury stock
(shares: 168,614 – 2012; 135,095 – 2011)	(3,015)	(2,496)
End of period	(555,164)	(551,904)
Total stockholders’ equity	$1,082,918	1,029,536

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended
	March 31,
($ in thousands)	2012	2011
Operating Activities
Net income	$18,093	20,500

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,748	8,001
Stock-based compensation expense	3,329	3,135
Undistributed losses (income) of equity method investments	764	(2,482)
Net realized gains	(4,358)	(5,760)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	6,311	22,196
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	41,769	11,297
Decrease in net federal income taxes	4,227	5,663
Increase in premiums receivable	(25,107)	(15,958)
(Increase) decrease in deferred policy acquisition costs	(8,570)	996
Decrease in interest and dividends due or accrued	1,108	355
Decrease in accrued salaries and benefits	(5,356)	(4,976)
Decrease in accrued insurance expenses	(13,476)	(17,082)
Other-net	7,373	2,105
Net adjustments	17,762	7,490
Net cash provided by operating activities	35,855	27,990

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(226,525)	(114,320)
Purchase of equity securities, available-for-sale	(39,724)	(59,780)
Purchase of other investments	(2,990)	(5,008)
Purchase of short-term investments	(368,210)	(316,769)
Purchase of subsidiary	255	-
Sale of subsidiary	287	415
Sale of fixed maturity securities, available-for-sale	14,308	14,907
Sale of short-term investments	410,780	321,487
Redemption and maturities of fixed maturity securities, held-to-maturity	38,879	38,483
Redemption and maturities of fixed maturity securities, available-for-sale	84,124	19,771
Sale of equity securities, available-for-sale	57,513	56,836
Distributions from other investments	5,299	9,122
Sale of other investments	-	16,357
Purchase of property and equipment	(2,263)	(1,366)
Net cash used in investing activities	(28,267)	(19,865)

Financing Activities
Dividends to stockholders	(6,713)	(6,605)
Acquisition of treasury stock	(3,015)	(2,496)
Net proceeds from stock purchase and compensation plans	769	1,008
Excess tax benefits from share-based payment arrangements	870	(181)
Net cash used in financing activities	(8,089)	(8,274)
Net decrease in cash	(501)	(149)
Cash, beginning of year	762	645
Cash, end of period	$261	496

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the first quarters ended March 31, 2012 (“First Quarter 2012”) and March 31, 2011 (“First Quarter 2011”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

NOTE 3. Reclassification

Certain prior year amounts in these Financial Statements and related footnotes have been reclassified to conform to the current year presentation. Such reclassifications had no effect on our net income, stockholders’ equity, or cash flows.

NOTE 4. Adoption of Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This includes, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We adopted this guidance on January 1, 2012, with retrospective application and, as such, all historical data in this Form 10-Q has been restated to reflect the revised guidance.

The following tables provide select restated financial information:

Balance Sheet Information
December 31, 2011
($ in thousands)	As Originally Reported	Effect of Change	As Adopted
Deferred policy acquisition costs	$214,069	(78,308)	135,761
Deferred federal income tax recoverable	92,686	27,408	120,094
Retained earnings	1,167,219	(50,900)	1,116,319

Income Statement Information

First Quarter 2011

($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
Policy acquisition costs	$113,430	1,614	115,044
Deferred federal income tax expense	1,947	(565)	1,382
Net income	21,549	(1,049)	20,500
Net income per share:
Basic	$0.40	(0.02)	0.38
Diluted	0.39	(0.02)	0.37

Cash Flow Information

First Quarter 2011

($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
(Increase) decrease in deferred policy acquisition costs	$(618)	1,614	996
Decrease in net federal income taxes recoverable	6,228	(565)	5,663

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or liabilities. In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to: (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 was effective prospectively for interim and annual periods beginning after December 15, 2011. We have included the disclosures required by this guidance in our notes to the consolidated financial statements, where appropriate.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Based on an amendment issued in December 2011, companies are not required to present separate line items on the income statement for reclassification adjustments out of accumulated other comprehensive income into net income, as would have been required under the initial ASU. This guidance, which is ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, is effective concurrently with ASU 2011-05. We have retroactively restated our financial statements in this Form 10-Q to comply with the presentation required under this accounting guidance.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies the requirements to test goodwill for impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, then it is required to perform the quantitative impairment test.  This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. The adoption of this guidance did not impact our financial condition or results of operation.

NOTE 5. Statements of Cash Flow

Cash paid during the period for interest and federal income taxes was as follows:

	Quarter ended March 31,
($ in thousands)	2012	2011
Cash paid during the period for:
Interest	$2,111	1,969
Federal income tax	-	173

NOTE 6. Investments

(a) The amortized cost, carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

March 31, 2012		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	272	5,564	-	(109)	5,455
Obligations of state and political
subdivisions	570,970	10,526	581,496	30,826	(29)	612,293
Corporate securities	64,686	(1,873)	62,813	6,250	-	69,063
Asset-backed securities (“ABS”)	7,856	(1,372)	6,484	1,379	-	7,863
Commercial mortgage-backed
securities (“CMBS”)	13,520	(2,685)	10,835	6,222	-	17,057
Total HTM fixed maturity securities	$662,324	4,868	667,192	44,677	(138)	711,731

December 31, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	292	5,584	-	(88)	5,496
Obligations of state and political
subdivisions	614,118	11,894	626,012	31,529	(156)	657,385
Corporate securities	64,840	(2,189)	62,651	6,887	-	69,538
ABS	8,077	(1,469)	6,608	1,353	(7)	7,954
CMBS	14,455	(2,962)	11,493	6,177	-	17,670
Total HTM fixed maturity securities	$706,782	5,566	712,348	45,946	(251)	758,043

Unrecognized holding gains/losses of HTM securities are not reflected in the consolidated financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.9 years as of March 31, 2012.

During First Quarter 2012, two securities with a carrying value of $4.4 million and a net unrecognized gain position of $0.1 million were reclassified from HTM designations to available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Service. These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity. There were no downgrades on securities in our HTM portfolio from Standard and Poor’s Financial Services, or Fitch Ratings in First Quarter 2012.

(b) The cost/amortized cost, unrealized gains (losses), and fair value of AFS securities were as follows:

March 31, 2012
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$316,520	18,764	(104)	335,180
Foreign government	36,903	1,252	(338)	37,817
Obligations of states and political subdivisions	628,968	41,622	(1,517)	669,073
Corporate securities	1,236,899	59,389	(1,343)	1,294,945
ABS	93,390	1,408	(56)	94,742
CMBS[2]	109,931	4,686	(2,569)	112,048
Residential mortgage-backed
securities (“RMBS”)[3]	474,911	16,626	(831)	490,706
AFS fixed maturity securities	2,897,522	143,747	(6,758)	3,034,511
AFS equity securities	130,213	23,166	(393)	152,986
Total AFS securities	$3,027,735	166,913	(7,151)	3,187,497

December 31, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[1]	$333,504	20,292	-	353,796
Foreign government	33,687	1,042	(556)	34,173
Obligations of states and political subdivisions	578,214	44,491	(46)	622,659
Corporate securities	1,168,439	50,167	(5,296)	1,213,310
ABS	77,706	1,289	(46)	78,949
CMBS[2]	107,838	6,427	(1,667)	112,598
RMBS[3]	467,468	16,187	(1,767)	481,888
AFS fixed maturity securities	2,766,856	139,895	(9,378)	2,897,373
AFS equity securities	143,826	13,617	(88)	157,355
Total AFS securities	$2,910,682	153,512	(9,466)	3,054,728

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $61.5 million at March 31, 2012 and $76.5 million at December 31, 2011.

2 CMBS includes government guaranteed agency securities with a fair value of $68.4 million at March 31, 2012 and $72.9 million at December 31, 2011.

3 RMBS includes government guaranteed agency securities with a fair value of $102.8 million at March 31, 2012 and $98.2 million at December 31, 2011.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2012 and December 31, 2011, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

March 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$12,738	(104)	-	-
Foreign government	5,868	(338)	-	-
Obligations of states and political subdivisions	56,839	(1,507)	1,202	(10)
Corporate securities	94,148	(1,005)	12,310	(338)
ABS	3,971	(27)	1,318	(29)
CMBS	4,432	(9)	15,603	(2,560)
RMBS	40,136	(282)	15,733	(549)
Total fixed maturity securities	218,132	(3,272)	46,166	(3,486)
Equity securities	11,248	(393)	-	-
Subtotal	$229,380	(3,665)	46,166	(3,486)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,842	(88)	81	6,682	(389)	241
ABS	-	-	-	2,834	(968)	748
CMBS	-	-	-	2,691	(1,252)	749
Subtotal	$1,842	(88)	81	12,207	(2,609)	1,738

Total AFS and HTM	$231,222	(3,753)	81	58,373	(6,095)	1,738

December 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
Foreign government	$8,299	(556)	-	-
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	-	-
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	-	-	-	2,816	(1,009)	737
CMBS	-	-	-	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822

Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822

[1]	Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
[2]	Unrecognized gains represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our unrealized/unrecognized loss positions improved by $2.6 million as of March 31, 2012 compared to December 31, 2011 as follows:

($ in thousands)
March 31, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss

153	80% - 99%	$6,071	140	80% - 99%	$10,166
1	60% - 79%	1,516	-	60% - 79%	-
1	40% - 59%	442	1	40% - 59%	469
-	20% - 39%	-	-	20% - 39%	-
-	0% - 19%	-	-	0% - 19%	-
		$8,029			$10,635

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

At March 31, 2012, we had 155 securities in an aggregate unrealized/unrecognized loss position of $8.0 million, $4.4 million of which have been in a loss position for more than 12 months. Securities with non-credit OTTI impairments comprised $2.6 million of the $4.4 million balance, with the remainder related to securities that were, on average, 4% impaired compared to their amortized cost.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which had been in a loss position for more than 12 months. Non-credit OTTI impairments comprised $2.1 million of the $4.9 million balance, with the remainder related to securities that were, on average, 6% impaired compared to their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of March 31, 2012. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at March 31, 2012:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$81,754	86,784
Due after one year through five years	495,428	525,309
Due after five years through 10 years	83,147	91,452
Due after 10 years	6,863	8,186
Total HTM fixed maturity securities	$667,192	711,731

Listed below are AFS fixed maturity securities at March 31, 2012:

($ in thousands)	Fair Value
Due in one year or less	$321,292
Due after one year through five years	1,876,518
Due after five years through 10 years	810,211
Due after 10 years	26,490
Total AFS fixed maturity securities	$3,034,511

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2012
	March 31,	December 31,	Remaining
($ in thousands)	2012	2011	Commitment
Alternative Investments
Secondary private equity	$29,761	30,114	8,590
Energy/power generation	24,149	25,913	10,420
Private equity	23,175	21,736	4,389
Distressed debt	15,081	16,953	3,074
Real estate	12,825	13,767	10,506
Mezzanine financing	9,167	8,817	15,256
Venture capital	7,327	7,248	800
Total alternative investments	121,485	124,548	53,035
Other securities	3,655	3,753	1,235
Total other investments	$125,140	128,301	54,270

The carrying value of our other investments decreased by $3.2 million compared to year end 2011. The carrying value was impacted in First Quarter 2012 by distributions of $8.1 million, partially offset by income of $2.0 million and additional contributions of $3.0 million under our existing commitments.

For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

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

Income Statement Information
Quarter ended December 31,
($ in millions)	2011	2010
Net investment income	$36.1	154.2
Realized gains (losses)	750.7	(192.3)
Net change in unrealized (depreciation) appreciation	(487.4)	1,464.2
Net income	$299.4	1,426.1

Selective’s insurance subsidiaries’ net income	$2.0	11.6

(f) At March 31, 2012, we had 27 fixed maturity securities, with a carrying value of $63.4 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $58.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding the collateral securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2012	2011
Fixed maturity securities	$31,350	33,123
Equity securities	1,237	317
Short-term investments	38	62
Other investments	2,000	11,641
Miscellaneous income	39	25
Investment expenses	(2,036)	(1,695)
Net investment income earned	$32,628	43,473

Net investment income earned, before tax, decreased by $10.8 million for First Quarter 2012 compared to First Quarter 2011, primarily driven by a decrease of $9.3 million in income from our alternative investments within our other investment portfolio. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.

h) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2012
($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
ABS	$32	-	32
CMBS	108	-	108
RMBS	(54)	(164)	110
Total fixed maturity securities	86	(164)	250
Equity securities	171	-	171
OTTI losses	$257	(164)	421

First Quarter 2011

			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	-	17
Corporate securities	244	-	244
CMBS	74	(256)	330
RMBS	197	158	39
OTTI losses	$532	(98)	630

The following table set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended March 31,
($ in thousands)	2012	2011
Balance, beginning of year	$6,602	17,723
Addition for the amount related to credit loss for which an OTTI was not previously recognized	-	-
Reductions for securities sold during the period	-	-
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	-	-
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	-	(3,582)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	109	227
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	-
Balance, end of period	$6,711	14,368

(i)	The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended
	March 31,
($ in thousands)	2012	2011
HTM fixed maturity securities
Gains	$153	1
Losses	(81)	(214)
AFS fixed maturity securities
Gains	405	407
Losses	(43)	(7)
AFS equity securities
Gains	4,775	6,203
Losses	(428)	-
Short-term investments
Gains	-	-
Losses	(2)	-
Total other net realized investment gains	4,779	6,390
Total OTTI charges recognized in earnings	(421)	(630)
Total net realized gains (losses)	$4,358	5,760

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $71.8 million in First Quarter 2012 and $71.7 million in First Quarter 2011. In addition to calls and maturities, the realized gain, excluding OTTI charges, in First Quarter 2012 was driven primarily by the sale of AFS equity securities for proceeds of $57.5 million with realized gains of $4.3 million due to a rebalancing of securities within the equity securities portfolio.

Net realized gains, excluding OTTI charges, in First Quarter 2011 was driven by the sale of AFS equity securities for proceeds of $56.8 million with realized gains of $6.2 million due to a reallocation of the equity securities portfolio into a high dividend yield equities strategy.

NOTE 7. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
($ in thousands)	Amount	Value	Amount	Value
Financial Assets
Fixed maturity securities:
HTM	$667,192	711,731	712,348	758,043
AFS	3,034,511	3,034,511	2,897,373	2,897,373
Equity securities, AFS	152,986	152,986	157,355	157,355
Short-term investments	174,472	174,472	217,044	217,044
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	2,989	2,989	3,212	3,212
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,909	59,814	49,908	51,111
6.70% Senior Notes	99,457	113,261	99,452	113,195
7.50% Junior Notes	100,000	100,520	100,000	100,360
2.90% borrowings from FHLBI	13,000	13,725	13,000	13,759
1.25% borrowings from FHLBI	45,000	44,688	45,000	44,629
Total notes payable	$307,366	332,008	307,360	323,054

The techniques used to value our financial assets are as follows:

•	For valuations of securities in our equity securities portfolio and U.S. Treasury notes held in our fixed maturity securities portfolio, we receive prices from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed, in conjunction with our external investment managers, to determine the price to be used. These securities are classified as Level 1 in the fair value hierarchy.

•	For approximately 95% of our fixed maturity securities portfolio, we utilize a market approach, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. In conjunction with our external investment portfolio managers, fixed maturity securities portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing positions traded directly by the external investment portfolio managers to prices received from the third-party pricing services; (ii) comparing the primary vendor pricing to other third-party pricing services as well as benchmark indexed pricing; (iii) comparing market value fluctuations between months for reasonableness; and (iv) reviewing stale prices. If further analysis is needed, a challenge is sent to the primary pricing service for review and confirmation of the price. In addition to the tests described above, management also selects a sample of prices for a comparison to a secondary price source. Historically, we have not experienced significant variances in prices, and therefore, we have consistently used our primary pricing service. These prices are typically Level 2 in the fair value hierarchy.

•	For the small portion of our fixed maturity securities portfolio that we cannot price using our primary service, we typically use non-binding broker quotes. These prices are from various broker/dealers that utilize bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. In conjunction with our external investment portfolio managers, broker quotes are reviewed for reasonableness. This review includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further. These prices are generally classified as Level 3 in the fair value hierarchy, as the inputs cannot be corroborated by observable market data.
15

•	Short-term investments are carried at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close. These securities are classified as Level 1 in the fair value hierarchy.

•	Our investments in other miscellaneous securities are generally accounted for under the equity method. Investments in tax credits are carried under the effective yield method of accounting.

•	The fair value of the receivable for proceeds related to the 2009 sale of Selective HR Solutions operations (“Selective HR”) is estimated using a discounted cash flow analysis, which includes our judgment regarding future worksite life generation and retention assumptions. These assumptions are derived based on our historical experience modified to reflect current and anticipated future trends. Proceeds related to the sale are scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel. We have concluded that these proceeds are not directly related to the operations of Selective HR since we have no continuing involvement with the operations of this company and have no continuing cash flows other than these proceeds. This receivable is classified as Level 3 in the fair value hierarchy.

The techniques used to value our financial liabilities are as follows:

•	The fair values of the 7.25% Senior Notes due November 15, 2034, the 6.70% Senior Notes due November 1, 2035, and the 7.50% Junior Subordinated Notes due September 27, 2066 are based on quoted market prices. These prices are typically Level 1 in the fair value hierarchy.

•	The fair value of the 2.90% and 1.25% borrowings from the FHLBI are estimated using a discounted cash flow analysis based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing. These prices are typically Level 2 in the fair value hierarchy.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2012 and December 31, 2011:

March 31, 2012		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 3/31/12	(Level 1) [1]	(Level 2) [1]	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$335,180	130,189	183,768	21,223
Foreign government	37,817	-	37,817	-
Obligations of states and political subdivisions	669,073	-	669,073	-
Corporate securities	1,294,945	-	1,292,433	2,512
ABS	94,742	-	94,742	-
CMBS	112,048	-	111,667	381
RMBS	490,706	-	490,706	-
Total AFS fixed maturity securities	3,034,511	130,189	2,880,206	24,116
Equity securities	152,986	152,986	-	-
Short-term investments	174,472	174,472	-	-
Receivable for proceeds related to sale of Selective HR	2,989	-	-	2,989
Total assets	$3,364,958	457,647	2,880,206	27,105

December 31, 2011		Fair Value Measurements Using
		Quoted Prices in
	Assets	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 12/31/11	(Level 1)	(Level 2)	(Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$353,796	126,475	205,580	21,741
Foreign government	34,173	-	34,173	-
Obligations of states and political subdivisions	622,659	-	622,659	-
Corporate securities	1,213,310	-	1,210,707	2,603
ABS	78,949	-	78,949	-
CMBS	112,598	-	112,244	354
RMBS	481,888	-	481,888	-
Total AFS fixed maturity securities	2,897,373	126,475	2,746,200	24,698
Equity securities	157,355	157,355	-	-
Short-term investments	217,044	217,044	-	-
Receivable for proceeds related to sale of Selective HR	3,212	-	-	3,212
Total assets	$3,274,984	500,874	2,746,200	27,910

1 There were no transfers of securities between Level 1 and Level 2 in First Quarter 2012.

2 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information as of March 31, 2012:

($ in thousands)	Government	Corporate	CMBS	Receivable for Proceeds Related to Sale of Selective HR	Total

Fair value, December 31, 2011	$21,741	2,603	354	3,212	27,910
Total net (losses) gains for the period included in:
OCI[1]	105	99	27	-	231
Net income[2,3]	(46)	-	-	64	18
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(577)	(190)	-	(287)	(1,054)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, March 31, 2012	$21,223	2,512	381	2,989	27,105

[1]	Amounts are reported in “Unrealized holding gains (losses) arising during period” on the Consolidated Statements of Comprehensive Income.
[2]	Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income.
[3]	Amounts are reported in “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income and are related to interest accretion on the receivable.

As discussed above, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes, which we review for reasonableness. The receivable related to the sale of Selective HR is also a Level 3 fair value measurement using unobservable inputs, the most significant of which is our assumption regarding the retention of business. If this assumption were to change by +/-10%, the value of this receivable would increase/decrease by approximately $0.1 million.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs in 2011:

2011				Receivable for Proceeds Related to Sale
($ in thousands)	Government	Corporate	CMBS	of Selective HR	Total

Fair value, December 31, 2010	$-	-	185	5,002	5,187
Total net (losses) gains for the period included in:
OCI[1]	-	-	507	-	507
Net income[2,3]	-	-	(322)	(638)	(960)
Purchases	-	-	-	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	(16)	(1,152)	(1,168)
Transfers into Level 3	21,741	2,603	-	-	24,344
Transfers out of Level 3	-	-	-	-	-
Fair value, December 31, 2011	$21,741	2,603	354	3,212	27,910

[1]	Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity in our 2011 Annual Report.
[2]	Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization for the CMBS securities on the Consolidated Statements of Income in our 2011 Annual Report.
[3]	Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income. Amounts in “Loss on disposal of discontinued operations, net of tax” related to charges to reduce the fair value of our receivable, and amounts in “Other income” related to interest accretion on the receivable in our 2011 Annual Report.

The transfers of the government and corporate securities into level 3 classification at December 31, 2011 were primarily the result of broker-priced securities being transferred from an HTM to an AFS designation in 2011.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2012:

March 31, 2012		Fair Value Measurements Using
	Assets/	Quoted Prices in
	Liabilities	Active Markets for	Significant Other	Significant
	Disclosed at	Identical Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
($ in thousands)	at 3/31/12	(Level 1)	(Level 2)	(Level 3)
Financial Assets
HTM:
Foreign government	$5,455	-	5,455	-
Obligations of states and political subdivisions	612,293	-	612,293	-
Corporate securities	69,063	-	63,280	5,783
ABS	7,863	-	6,188	1,675
CMBS	17,057	-	14,366	2,691
Total HTM fixed maturity securities	$711,731	-	701,582	10,149

Financial Liabilities
Notes payable:
7.25% Senior Notes	$59,814	59,814	-	-
6.70% Senior Notes	113,261	113,261	-	-
7.50% Junior Notes	100,520	100,520	-	-
2.90% borrowings from FHLBI	13,725	-	13,725	-
1.25% borrowings from FHLBI	44,688	-	44,688	-
Total notes payable	$332,008	273,595	58,413	-

NOTE 8. Reinsurance

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2011 Annual Report.

	Quarter ended
	March 31,
($ in thousands)	2012	2011
Premiums written:
Direct	$475,966	423,342
Assumed	21,989	5,653
Ceded	(77,783)	(67,160)
Net	$420,172	361,835

Premiums earned:
Direct	$451,988	412,879
Assumed	15,049	5,889
Ceded	(88,208)	(67,425)
Net	$378,829	351,343

Losses and loss expenses incurred:
Direct	$252,203	269,404
Assumed	10,599	3,833
Ceded	(9,896)	(24,031)
Net	$252,906	249,206

Direct premium written (“DPW”) for First Quarter 2012 was $52.6 million higher than First Quarter 2011 due to the following: (i) our E&S operations that generated DPW of $13.2 million; (ii) Commercial Lines renewal pure price increases of 5.1% coupled with a three-point increase in retention to 83%; (iii) Personal Lines filed rate increases that were effective for the quarter that averaged 5.9% while retention improved one point from a year ago to 87%; (iv) an increase in direct new business premiums of $21.8 million; and (v) audit and endorsement additional premium of $5.7 million compared to return premium of $4.0 million. Direct premium earned increases in First Quarter 2012 were consistent with the fluctuation in DPW for the twelve-month period ended March 31, 2012 as compared to the twelve-month period ended March 31, 2011.

Assumed premiums written and earned for First Quarter 2012 was $16.3 million and $9.2 million higher, respectively, than First Quarter 2011 primarily due to the August 2011 E&S renewal rights acquisition.

The ceded premiums and losses related to our involvement with the National Flood Insurance Program (“NFIP”), in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended
	March 31,
($ in thousands)	2012	2011
Ceded premiums written	$(51,724)	(48,314)
Ceded premiums earned	(51,905)	(47,948)
Ceded losses and loss expenses incurred	$14,922	(14,540)

NFIP ceded losses and loss expenses incurred in First Quarter 2012 were $29.5 million lower than First Quarter 2011. This decrease was a direct result of Hurricane Irene and Lee claims from August and September 2011 being settled in First Quarter 2012 for roughly $15 million less than their original estimates. On an overall company basis, this decrease was partially offset by ceded loss activity related to our E&S business.

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

Our Insurance Operations segment has historically reflected the results of our standard market insurance products. In 2011, through our acquisition activities, we began writing E&S business. This business has not met the quantitative thresholds for individual segment reporting, as our E&S operations share various economic, regulatory, and production-related characteristics with our standard market insurance products, we have aggregated their results into our Insurance Operations segment.

In computing the results of each segment, we do not make adjustments for interest expense, net general corporate expenses, or federal income taxes. We do not maintain separate investment portfolios for the segments, and therefore, do not allocate assets to the segments.

The following summaries present revenue (net investment income and net realized gain (loss) on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended
	March 31,
($ in thousands)	2012	2011
Insurance Operations:
Net premiums earned:
Commercial automobile	$70,484	69,670
Workers compensation	65,811	62,526
General liability	90,143	82,566
Commercial property	49,371	48,193
Business owners’ policies	16,857	16,485
Bonds	4,663	4,767
Other	12,891	2,556
Total commercial lines	310,220	286,763
Personal automobile	37,456	36,962
Homeowners	27,958	24,555
Other	3,195	3,063
Total personal lines	68,609	64,580
Total net premiums earned	378,829	351,343
Miscellaneous income	3,457	2,770
Total Insurance Operations revenues	382,286	354,113
Investments:
Net investment income	32,628	43,473
Net realized gain on investments	4,358	5,760
Total investment revenues	36,986	49,233
Total all segments	419,272	403,346
Other income	76	110
Total revenues	$419,348	403,456

Income Before Federal Income Tax	Quarter ended
	March 31,
($ in thousands)	2012	2011
Insurance Operations:
Commercial lines underwriting	$(4,484)	(6,192)
Personal lines underwriting	3,121	(6,506)
Underwriting loss, before federal income tax	(1,363)	(12,698)
GAAP combined ratio	100.4%	103.6
Statutory combined ratio	99.1%	102.6
Investments:
Net investment income	$32,628	43,473
Net realized gain on investments	4,358	5,760
Total investment income, before federal income tax	36,986	49,233
Total all segments	35,623	36,535
Interest expense	(4,700)	(4,557)
General corporate and other expenses	(7,732)	(5,820)

Income before federal income tax	$23,191	26,158

NOTE 10. Retirement Plans

The following tables show the costs of the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the retirement life insurance component (“Retirement Life Plan”) of the Selective Insurance Company of America Welfare Benefits Plan. For more information concerning these plans, refer to Note 16. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

	Retirement Income Plan		Retirement Life Plan
	Quarter ended March 31,		Quarter ended March 31,
($ in thousands)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$2,154	2,173	-	-
Interest cost	3,230	3,155	74	77
Expected return on plan assets	(3,547)	(3,482)	-	-
Amortization of unrecognized prior service cost	38	37	-	-
Amortization of unrecognized net loss	1,383	1,101	7	4
Net periodic cost	$3,258	2,984	81	81

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.16%	5.55	5.16%	5.55
Expected return on plan assets	7.75%	8.00	-%	-
Rate of compensation increase	4.00%	4.00	-%	-

We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2012, $2.4 million of which has been funded as of March 31, 2012.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2012 and 2011 are as follows:

First Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$23,191	5,098	18,093
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	19,804	6,931	12,873
Portion of OTTI recognized in OCI	367	129	238
Amortization of net unrealized gains on HTM securities	(794)	(278)	(516)
Reclassification adjustment for gains included in net income	(4,359)	(1,526)	(2,833)
Net unrealized gains	15,018	5,256	9,762
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,390	487	903
Prior service cost	38	13	25
Defined benefit pension and post-retirement plans	1,428	500	928
Comprehensive income	$39,637	10,854	28,783

First Quarter 2011
($ in thousands)	Gross	Tax	Net
Net income	$26,158	5,658	20,500
Components of OCI:
Unrealized losses on securities:
Unrealized holding losses during the period	(933)	(327)	(606)
Portion of OTTI recognized in OCI	180	63	117
Amortization of net unrealized gains on HTM securities	(1,175)	(411)	(764)
Reclassification adjustment for gains included in net income	(5,749)	(2,012)	(3,737)
Net unrealized losses	(7,677)	(2,687)	(4,990)
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,105	387	718
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	1,142	400	742
Comprehensive income	$19,623	3,371	16,252

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2012 are as follows:

March 31, 2012				Defined
	Net Unrealized Gain (Loss)			Benefit
	OTTI	HTM	All	Pension and Post- Retirement	Total Accumulated
($ in thousands)	Related	Related	Other	Plans	OCI
Balance, December 31, 2011	$(3,500)	4,622	96,125	(54,953)	42,294
Changes in component during period	238	(585)	10,109	928	10,690
Balance, March 31, 2012	$(3,262)	4,037	106,234	(54,025)	52,984

Note 12. Commitments and Contingencies

At March 31, 2012, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $54.3 million in alternative and other investments. There is no certainty that any such additional investment will be required.

Note 13. Litigation

In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our eight insurance subsidiaries (the “Insurance Subsidiaries”) as either: (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below in Part II “Other Information”. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction

We classify our business into two operating segments:

•	Insurance Operations, which sells property and casualty insurance products and services; and
•	Investments, which invests the premiums collected by our insurance operations.

Our Insurance Operations offers standard market insurance products and services through seven insurance subsidiaries and, in 2011, we began offering excess and surplus lines (“E&S”) insurance products through one insurance subsidiary as the result of the following acquisition activity:

•	The purchase of the renewal rights to an E&S book of business in August 2011; and
•	The purchase of Montpelier U.S. Insurance Company (now known as Mesa Underwriters Specialty Insurance Company) (“MUSIC”) in December 2011.

Our eight insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”.

For additional information regarding our recent acquisitions, refer to Note 13. “Business Combinations” in Item 8. “Financial Statements and Supplementary Data.” of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2011 Annual Report.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;
•	Financial Highlights of Results for First Quarter 2012 and 2011;
•	Results of Operations and Related Information by Segment;
•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;
•	Ratings;
•	Off-balance Sheet Arrangements; and
•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates

These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) premium audit; (iv) pension and post-retirement benefit plan actuarial assumptions; (v) other-than-temporary investment impairments; and (vi) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2011 Annual Report, pages 47 through 56.

Financial Highlights of Results for First Quarter 2012 and 20111

	Unaudited
	Quarter Ended
	March 31,
($ and shares in thousands)	2012	2011	Change
GAAP measures:
Revenues	$419,348	403,456	4%
Pre-tax net investment income	32,628	43,473	(25)
Pre-tax net income	23,191	26,158	(11)
Net income	18,093	20,500	(12)
Diluted net income per share	0.33	0.37	(11)
Diluted weighted-average outstanding shares	55,605	55,054	1
GAAP combined ratio	100.4%	103.6	(3.2	) pts
Statutory combined ratio	99.1%	102.6	(3.5)
Return on average equity	6.8%	8.0	(1.2)
Non-GAAP measures:
Operating income[2]	$15,260	16,756	(9)%
Diluted operating income per share[2]	0.28	0.30	(7)
Operating return on average equity[2]	5.7%	6.5	(0.8	) pts

1 Refer to the Glossary of Terms attached to our 2011 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

2 Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating return on average equity is calculated by dividing annualized operating income by average stockholders’ equity.

Our pre-tax net income decreased by $3.0 million in the first quarter of 2012 (“First Quarter 2012”) as compared to the first quarter of 2011 (“First Quarter 2011”), primarily due to a reduction in net investment income of $10.8 million partially offset by improved underwriting operations. The net income fluctuation between 2012 and 2011 is consistent with these pre-tax income changes.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2012	2011

Operating income	$15,260	16,756
Net realized gains, net of tax	2,833	3,744
Net income	$18,093	20,500

Diluted operating income per share	$0.28	0.30
Diluted net realized gains per share	0.05	0.07
Diluted net income per share	$0.33	0.37

The variances in operating income are reflective of the results discussed above.

Results of Operations and Related Information by Segment

Insurance Operations

Our standard market insurance products and services are sold primarily in 22 states in the Eastern and Midwestern U.S. through approximately 1,000 independent insurance agencies. Our recent E&S acquisitions provide us the opportunity to write contract binding authority E&S business in all 50 states and the District of Columbia through approximately 100 wholesale agents across the entire country.

Our Insurance Operations segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 82% of net premiums written (“NPW”); and (ii) Personal Lines, which markets primarily to individuals and represents approximately 18% of NPW. Our E&S operations write exclusively commercial lines of business, and for purposes of this MD&A, this business is included within Commercial Lines. The underwriting performance of these lines is generally measured by four different statutory ratios: (i) the loss and loss expense ratio; (ii) the underwriting expense ratio; (iii) the dividend ratio; and (iv) the combined ratio.

Summary of Insurance Operations

All Lines	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points
GAAP Insurance Operations Results:
NPW	420,172	361,835	16
Net premiums earned (“NPE”)	378,829	351,343	8
Less:
Losses and loss expenses incurred	252,906	249,206	1
Net underwriting expenses incurred	126,372	113,549	11
Dividends to policyholders	914	1,286	(29)
Underwriting loss	$(1,363)	(12,698)	89%
GAAP Ratios:
Loss and loss expense ratio	66.8%	70.9	(4.1	) pts
Underwriting expense ratio	33.4	32.3	1.1
Dividends to policyholders ratio	0.2	0.4	(0.2)
Combined ratio	100.4	103.6	(3.2)
Statutory Ratios:
Loss and loss expense ratio	66.7	70.9	(4.2)
Underwriting expense ratio	32.2	31.3	0.9
Dividends to policyholders ratio	0.2	0.4	(0.2)
Combined ratio	99.1%	102.6	(3.5	) pts

Overall NPW increased by 16% in First Quarter 2012 compared to First Quarter 2011, 7.1 points of which were attributable to our E&S operations that generated NPW of $25.8 million. The remainder of the increase was attributable to our standard market business due to the following: (i) Commercial Lines renewal pure price increases of 5.1% coupled with a three-point increase in retention to 83%; (ii) Personal Lines filed rate increases that were effective for the quarter that averaged 5.9% while retention improved one point from a year ago to 87%; (iii) an overall increase in direct new business premiums of $21.8 million; and (iv) audit and endorsement additional premium of $5.7 million compared to return premium of $4.0 million in First Quarter 2011.

•	NPE increases in First Quarter 2012 were consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2012 as compared to the twelve-month period ended March 31, 2011.

•	The GAAP loss and loss expense ratio decreased in First Quarter 2012 compared to the same quarter in the prior year primarily attributable to a decrease in non-catastrophe property losses of $9.3 million, or 3.7 points, to $51.9 million coupled with growth in NPE that has outpaced loss cost trends. Catastrophe losses of $6.9 million in First Quarter 2012 were comparable to catastrophe losses of $6.8 million in First Quarter 2011.

•	The GAAP underwriting expense ratio in First Quarter 2012 increased by 1.1 points compared to First Quarter 2011 primarily driven by expenses of $7.2 million associated with our E&S business. As MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until the premiums that we write subsequent to the purchase are earned to support the ongoing expenses of these operations.

Insurance Operations Outlook

The insurance industry continues to demonstrate higher levels for pricing and underwriting discipline, in part due to the extreme levels of catastrophe losses in 2011. However, until a sustained hard market has been established, the industry is expected to remain unprofitable as evidenced by A.M. Best’s industry combined ratio projection of 102.0% for 2012, including approximately 2 points of favorable prior year reserve development. Our Insurance Operations segment reported a statutory combined ratio of 99.1% for First Quarter 2012 as compared to 102.6% in First Quarter 2011. Our full year 2012 expectation remains at a statutory combined ratio of 101.5%.

A.M Best continues to maintain its negative outlook on the commercial lines sector as widespread pricing improvements have not yet materialized. A recent report from the Commercial Lines Insurance Pricing Survey showed that industry pricing increased by 3.3% during the fourth quarter of 2011. While industry pricing continues to improve, we are on our twelfth consecutive quarter of Commercial Lines renewal pure price increases with 5.1% in First Quarter 2012 while retention continues to be strong at 83%, an increase of three points as compared to the prior year. The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent agents, even in difficult economic times.

The personal lines market continues to be more receptive to price increases, and A.M. Best has continued to maintain a stable outlook for the sector, citing that capitalization will continue to be strong and rating actions will generally be affirmations. Our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect over the past several years. Personal Lines filed rate increases that were effective for the quarter that averaged 5.9% while retention improved one point from a year ago to 87%. As we achieve rate increases in excess of loss trends, we expect profitability in this line to improve

In First Quarter 2012, some positive variances in underwriting results and some negative variances in investments led to overall earnings within expectations.  We are maintaining the 2012 guidance as follows:

•	A statutory combined ratio of 101.5% and a GAAP combined ratio of 102.5%, which do not include any additional reserve development assumptions, either favorable or unfavorable, and catastrophe losses of 2.5 points – about a point higher than the historical average to reflect the more severe weather patterns;
•	Investment income expected to be approximately flat with 2011 levels; and
•	Weighted average shares outstanding of 55.6 million.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points
GAAP Insurance Operations Results:
NPW	$354,626	300,334	18%
NPE	310,220	286,763	8
Less:
Losses and loss expenses incurred	205,273	196,022	5
Net underwriting expenses incurred	108,517	95,647	14
Dividends to policyholders	914	1,286	(29)
Underwriting loss	$(4,484)	(6,192)	28%
GAAP Ratios:
Loss and loss expense ratio	66.2%	68.4	(2.2	) pts
Underwriting expense ratio	34.9	33.4	1.5
Dividends to policyholders ratio	0.3	0.4	(0.1)
Combined ratio	101.4	102.2	(0.8)
Statutory Ratios:
Loss and loss expense ratio	66.1	68.4	(2.3)
Underwriting expense ratio	32.8	31.8	1.0
Dividends to policyholders ratio	0.3	0.4	(0.1)
Combined ratio	99.2%	100.6	(1.4	) pts

•	Overall NPW increased by 18% in First Quarter 2012 compared to First Quarter 2011, including $25.8 million, or 8.6 points, from our E&S operations. The remainder of the increases were attributable to our standard market Commercial Lines business, which reflects the following:
o	Renewal pure price increases of 5.1% coupled with a three-point increase in retention to 83%;

o	Increase in direct new business of 48%, or $22.7 million, to $69.9 million; and

o	Audit and endorsement additional premium of $5.7 million in First Quarter 2012, compared to return premium of $4.1 million in First Quarter 2011.

•	NPE increases in First Quarter 2012 compared to First Quarter 2011 are consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2012 as compared to the twelve-month period ended March 31, 2011.

•	The 2.2-point decrease in the GAAP loss and loss expense ratio from First Quarter 2011 primarily reflects the reduction in non-catastrophe property losses of $2.1 million, or 1.6 points. In addition, the loss and loss expense ratio reflects: (i) a reduction in catastrophe losses of 0.5 points, or $1.1 million, to $3.9 million in First Quarter 2012; and (ii) growth in NPE that has outpaced cost trends.

•	The increase in the GAAP underwriting expense ratio of 1.5 points in First Quarter 2012 compared to First Quarter 2011 was driven by underwriting expenses of $7.2 million associated with our E&S business, which added 1.3 points for the First Quarter 2012. As MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until the premiums that we write subsequent to the purchase are earned to support the ongoing expenses of these operations.

The following is a discussion of our most significant standard market commercial lines of business:

General Liability

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points

Statutory NPW	$100,628	88,772	13%
Statutory NPE	90,143	82,566	9
Statutory combined ratio	100.2%	100.3	(0.1	) pts
% of total statutory commercial NPW	28%	30

We continue to see improvements in pricing in this line as our renewal pure price increase was 5.8% in First Quarter 2012. Along with our ability to achieve price increases, we are seeing premium improvement in this line compared to First Quarter 2011 as evidenced by the following:

o	New business up 49%, or $6.2 million, to $19.1 million compared to First Quarter 2011;
o	A three-point improvement in retention compared to First Quarter 2011 to approximately 83%; and
o	Audit and endorsement premium of $2.0 million in First Quarter 2012, compared to return premium of $3.0 million in First Quarter 2011.

The statutory combined ratio for First Quarter 2012 was flat compared to the same period last year. While there was no prior year development in First Quarter 2012, First Quarter 2011 was impacted by favorable prior year development of approximately $3 million, or 3.5 points. The prior year development was driven by 2008 and prior accident years partially offset by adverse development in the 2010 accident year.

Workers Compensation

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points

Statutory NPW	$73,188	67,768	8%
Statutory NPE	65,811	62,526	5
Statutory combined ratio	110.9%	122.8	(11.9	) pts
% of total statutory commercial NPW	21%	23

In First Quarter 2012, we achieved renewal pure price increases of 6.9%. In addition, improvements in NPW include the following:

o	New business up 36%, or $4.1 million, to $15.4 million compared to First Quarter 2011;
o	A one-point improvement in retention compared to First Quarter 2011 to approximately 80%; and
o	Audit and endorsement additional premium of $2.8 million in First Quarter 2012, compared to $2.9 million of return premium in First Quarter 2011.

The decrease in the statutory combined ratio of this line reflects no net prior year development in First Quarter 2012, compared to $6 million, or 9.6 points, of unfavorable development related to the 2010 accident year for First Quarter 2011.

Commercial Automobile

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points

Statutory NPW	$75,838	71,729	6%
Statutory NPE	70,484	69,670	1
Statutory combined ratio	96.6%	92.3	4.3	pts
% of total statutory commercial NPW	21%	24

NPW increased 6% on this line of business in First Quarter 2012 compared to the same period last year driven by: (i) new business growth of 48%, or $4.8 million, to $14.6 million; (ii) renewal pure price increases of 4.0%; and (iii) a three-point improvement in retention to 83%.

The increase in the statutory combined ratio was primarily driven by lower favorable casualty prior year development in First Quarter 2012 compared to First Quarter 2011. Prior year casualty development was as follows:

o	2012: $1 million, or 1.4 points, of favorable development; and
o	2011: $5 million, or 6.5 points of favorable development, driven by accident years 2006 through 2009.

Commercial Property

	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points

Statutory NPW	$53,027	48,331	10%
Statutory NPE	49,371	48,193	2
Statutory combined ratio	83.9%	86.8	(2.9	) pts
% of total statutory commercial NPW	15%	16

NPW for this line of business increased in First Quarter 2012 compared to First Quarter 2011 primarily due to:

o	New business, which was up 73%, or $5.4 million, to $12.7 million;
o	An increase in retention of three points, to 82%; and
o	Renewal pure price increases of 3.9%.

The improvement in the statutory combined ratio was driven by a decrease in catastrophe losses of $2.3 million, or 4.9 points, compared to First Quarter 2011. Partially offsetting the catastrophe losses were non-catastrophe property losses that increased by 1.2 points for First Quarter 2012 compared to First Quarter 2011.

Personal Lines

Personal Lines	Quarter ended		Change
	March 31,		% or
($ in thousands)	2012	2011	Points
GAAP Insurance Operations Results:
NPW	$65,546	61,501	7%
NPE	68,609	64,580	6
Less:
Losses and loss expenses incurred	47,633	53,184	(10)
Net underwriting expenses incurred	17,855	17,902	-
Underwriting gain (loss)	$3,121	(6,506)	148%
GAAP Ratios:
Loss and loss expense ratio	69.4%	82.4	(13.0	) pts
Underwriting expense ratio	26.1	27.7	(1.6)
Combined ratio	95.5	110.1	(14.6)
Statutory Ratios:
Loss and loss expense ratio	69.4	82.2	(12.8)
Underwriting expense ratio	28.3	29.3	(1.0)
Combined ratio	97.7%	111.5	(13.8	) pts

•	NPW increased in First Quarter 2012 compared to First Quarter 2011 primarily due to:
o	Filed rate increases that were effective for the quarter that averaged 5.9%; and

o	Improved retention of one point to 87%.

•	NPE increases in First Quarter 2012, compared to the same period last year, are consistent with the fluctuation in NPW for the 12-month period ended March 31, 2012 as compared to the 12-month period ended March 31, 2011.

•	The 13-point decrease in the GAAP loss and loss expense ratio in First Quarter 2012 compared to First Quarter 2011 was primarily attributable to: (i) a decrease in non-catastrophe property losses of $7.1 million, or 12.7 points, to $18.4 million; and (ii) growth in NPE that has outpaced loss trends. Catastrophe losses slightly offset this decrease with $3.0 million, or 4.4 points in First Quarter 2012 compared to $1.8 million, or 2.8 points, in First Quarter 2011.

•	The decrease in the GAAP underwriting expense ratio in First Quarter 2012 compared to First Quarter 2011 reflects the impact of premiums outpacing expenses last year. On a statutory basis, the impact of this trend is recognized immediately in the expense ratio, while on a GAAP basis, the impact is recognized over the policy period.

Investments

Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield equities strategy is designed to generate consistent dividend income while maintaining a minimal tracking error to the Standard & Poor’s (“S&P”) 500 Index. Additional equity security strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominately a “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	March 31, 2012	December 31, 2011	Change %

Total invested assets	$4,154,301	4,112,421	1%
Unrealized gain – before tax	164,630	149,612	10
Unrealized gain – after tax	107,009	97,248	10

The increase in our investment portfolio compared to year-end 2011 was driven primarily by: (i) operating cash flows generated from Insurance Operations; and (ii) valuation improvements on securities in our available-for-sale (“AFS”) portfolio. The cash generated from our Insurance Operations in First Quarter 2012 was used to invest primarily in corporate securities within our fixed income portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	March 31,	December 31,
	2012	2011
U.S. government obligations	8%	9%
Foreign government obligations	1	1
State and municipal obligations	30	30
Corporate securities	33	31
Mortgage-backed securities (“MBS”)	15	15
Asset-backed securities (“ABS”)	2	2
Total fixed maturity securities	89	88

Equity securities	4	4
Short-term investments	4	5
Other investments	3	3
Total	100%	100%

Fixed Maturity Securities

The average duration of the fixed maturity securities portfolio as of March 31, 2012 was 3.3 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years, which was relatively consistent with the prior year. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk. We are currently experiencing pressure on our yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with the lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation. In First Quarter 2012, we continued to migrate to investment-grade corporate bonds as part of our overall investment strategy, due to the more attractive risk/return characteristics of the corporate sector. We also invested in high credit quality municipal bonds and MBS.

Our fixed maturity securities portfolio maintains a weighted average credit rating of “AA-” as of March 31, 2012. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity	March 31,	December 31,
Security Rating	2012	2011
Aaa/AAA	15%	14%
Aa/AA	50	52
A/A	25	24
Baa/BBB	9	9
Ba/BB or below	1	1
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
			Average			Average
	Fair	Unrealized	Credit	Fair	Unrealized	Credit
($ in millions)	Value	Gain (Loss)	Quality	Value	Gain (Loss)	Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$335.2	18.7	AA+	353.8	20.3	AA+
Foreign government obligations	37.8	0.9	AA	34.2	0.5	AA
State and municipal obligations	669.1	40.1	AA	622.7	44.4	AA
Corporate securities	1,294.9	58.0	A	1,213.3	44.9	A
MBS	602.8	17.9	AA	594.5	19.2	AA
ABS	94.7	1.4	AAA	78.9	1.2	AAA
Total AFS fixed maturity portfolio	$3,034.5	137.0	AA-	2,897.4	130.5	AA-

State and Municipal Obligations:
General obligations	$304.2	20.0	AA+	282.6	22.1	AA+
Special revenue obligations	364.9	20.1	AA	340.1	22.3	AA
Total state and municipal obligations	$669.1	40.1	AA	622.7	44.4	AA

Corporate Securities:
Financial	$420.6	12.9	A	379.0	3.7	A
Industrials	86.3	6.8	A-	86.9	6.1	A-
Utilities	82.5	3.8	BBB+	75.6	3.5	BBB+
Consumer discretion	113.0	5.6	A-	104.3	4.9	BBB+
Consumer staples	141.8	7.3	A	137.3	6.9	A
Healthcare	153.0	8.6	AA-	145.0	8.3	AA-
Materials	69.4	3.3	A-	66.5	2.5	A-
Energy	82.7	3.6	A-	77.9	3.3	A-
Information technology	80.0	2.8	A	74.3	2.6	A
Telecommunications services	54.3	2.0	BBB+	50.9	1.5	BBB+
Other	11.3	1.3	AA+	15.6	1.6	AA+
Total corporate securities	$1,294.9	58.0	A	1,213.3	44.9	A

MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$68.4	3.4	AA+	72.9	5.0	AA+
Non-agency CMBS	43.7	(1.3)	A	39.7	(0.3)	A-
Government guaranteed agency residential MBS (“RMBS”)	102.8	4.8	AA+	98.2	4.7	AA+
Other agency RMBS	340.1	10.6	AA+	339.1	10.8	AA+
Non-agency RMBS	40.7	0.3	BBB+	37.1	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	7.1	0.1	AA+	7.5	-	AA+
Total MBS	$602.8	17.9	AA	594.5	19.2	AA

ABS:
ABS	$93.4	1.4	AAA	77.5	1.3	AAA
Alt-A ABS[3]	0.6	-	D	0.7	-	D
Sub-prime ABS[2,3]	0.7	-	D	0.7	(0.1)	D
Total ABS	$94.7	1.4	AAA	78.9	1.2	AAA

1 U.S. government obligations include corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

2 We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

3 Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at March 31, 2012 and December 31, 2011:

March 31, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	612.3	581.5	30.8	10.5	41.3	AA
Corporate securities	69.0	62.8	6.2	(1.8)	4.4	A
MBS	17.0	10.8	6.2	(2.7)	3.5	AA-
ABS	7.9	6.5	1.4	(1.4)	-	A
Total HTM portfolio	$711.7	667.2	44.5	4.9	49.4	AA

State and Municipal Obligations:
General obligations	$196.7	187.6	9.1	5.5	14.6	AA
Special revenue obligations	415.6	393.9	21.7	5.0	26.7	AA
Total state and municipal obligations	$612.3	581.5	30.8	10.5	41.3	AA

Corporate Securities:
Financial	$20.7	18.7	2.0	(1.3)	0.7	A-
Industrials	20.0	17.8	2.2	(0.5)	1.7	A
Utilities	15.3	13.7	1.6	(0.1)	1.5	A
Consumer discretion	5.8	5.6	0.2	0.1	0.3	AA-
Consumer staples	5.1	5.0	0.1	-	0.1	A
Materials	2.1	2.0	0.1	-	0.1	BBB
Total corporate securities	$69.0	62.8	6.2	(1.8)	4.4	A

MBS:
Non-agency CMBS	$17.0	10.8	6.2	(2.7)	3.5	AA-
Total MBS	$17.0	10.8	6.2	(2.7)	3.5	AA-

ABS:
ABS	$5.6	4.9	0.7	(0.5)	0.2	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.5	1.4	(1.4)	-	A

December 31, 2011 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	657.4	626.0	31.4	11.9	43.3	AA
Corporate securities	69.5	62.6	6.9	(2.2)	4.7	A
MBS	17.7	11.5	6.2	(3.0)	3.2	AA-
ABS	7.9	6.6	1.3	(1.4)	(0.1)	A
Total HTM portfolio	$758.0	712.3	45.7	5.6	51.3	AA

State and Municipal Obligations:
General obligations	$214.8	205.3	9.5	6.3	15.8	AA
Special revenue obligations	442.6	420.7	21.9	5.6	27.5	AA
Total state and municipal obligations	$657.4	626.0	31.4	11.9	43.3	AA

Corporate Securities:
Financial	$20.7	18.5	2.2	(1.5)	0.7	A-
Industrials	20.3	17.8	2.5	(0.7)	1.8	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A+
Consumer discretion	5.9	5.6	0.3	0.1	0.4	AA-
Consumer staples	5.1	5.0	0.1	-	0.1	A
Materials	2.1	2.0	0.1	-	0.1	BBB
Total corporate securities	$69.5	62.6	6.9	(2.2)	4.7	A

MBS:
Non-agency CMBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
Total MBS	$17.7	11.5	6.2	(3.0)	3.2	AA-

ABS:
ABS	$5.6	5.0	0.6	(0.5)	0.1	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.6	1.3	(1.4)	(0.1)	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of March 31, 2012:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$327,772	AA-	AA-
Assured Guaranty	218,128	AA	AA-
Ambac Financial Group, Inc.	91,420	AA-	AA-
Other	15,091	AA	AA-
Total	$652,411	AA-	AA-

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at March 31, 2012:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality

Texas	$85,276	1,100	54,479	140,855	AA+
New York	-	-	81,008	81,008	AA+
Washington	49,461	1,983	28,890	80,334	AA
Arizona	7,003	-	65,459	72,462	AA
Florida	-	3,545	52,938	56,483	A+
Ohio	13,489	7,196	29,865	50,550	AA+
Colorado	30,456	1,795	17,239	49,490	AA-
Illinois	20,460	-	28,259	48,719	AA-
North Carolina	13,603	3,705	23,977	41,285	AA
Missouri	17,010	-	21,026	38,036	AA+
Other	108,835	99,240	327,297	535,372	AA
	345,593	118,564	730,437	1,194,594	AA
Pre-refunded/escrowed to maturity bonds	24,513	12,295	49,964	86,772	AA
Total	$370,106	130,859	780,401	1,281,366	AA

There has been recent concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 41% maturing within three years, and another 38% maturing between three and five years. The weightings of the municipal bond portfolio are: 61% of high-quality revenue bonds that have dedicated revenue streams, 29% of local general obligation bonds, and 10% of state general obligation bonds. In addition, approximately 7% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the maturity of the bonds. Our largest state exposure is to Texas, at 11% excluding the impact of pre-refunded bonds.  Of the $85 million in local Texas general obligation bonds, $41 million represents investments in Texas Permanent School Fund bonds, which are considered to be of lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2011. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2011 Annual Report.

Our top Eurozone exposures as of March 31, 2012 were as follows:

March 31, 2012
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$22.8	1.0	-	23.8
Germany	5.2	9.5	-	14.7
France	12.9	-	-	12.9
Luxembourg	12.5	-	-	12.5
Spain	4.8	-	-	4.8
Finland	-	3.0	-	3.0
Ireland	-	-	1.4	1.4
Other	-	2.2	-	2.2
Total	$58.2	15.7	1.4	75.3
Average Credit Rating[1]	A	AAA	NA	A+

1 Total credit rating of Eurozone exposure excludes equity securities.

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2011.  The sovereign debt crisis has been particularly concentrated in the Eurozone and a number of member countries were downgraded.  The crisis has placed strains on the stability of the Euro currency as the European Central Bank struggled to supply liquidity to member nations and their banks.  As of March 31, 2012, we had no direct exposure to Italy, Greece, or Portugal, three of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Of the $58.2 million in Eurozone corporate securities in our portfolio, $33.9 million is in the banking and financial sector.  Outside of the effect foreign currency exchange rates have on the underlying investments, we have minimal exposure to Euro depreciation/appreciation.

Equity Securities

Our equity securities portfolio was 4% of invested assets as of March 31, 2012, a consistent level compared to year end 2011. Our 2011 transition into a high-dividend yield equities strategy within this portfolio resulted in dividend income in First Quarter 2012 that is almost four times higher than the same period last year. In First Quarter 2012, we rebalanced our holdings within this portfolio for proceeds of $57.5 million with realized gains of $4.3 million.

Other Investments

As of March 31, 2012, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments			March 31, 2012
	Carrying Value		Remaining
($ in thousands)	March 31, 2012	December 31, 2011	Commitment
Alternative Investments:
Secondary private equity	$29,761	30,114	8,590
Energy/power generation	24,149	25,913	10,420
Private equity	23,175	21,736	4,389
Distressed debt	15,081	16,953	3,074
Real estate	12,825	13,767	10,506
Mezzanine financing	9,167	8,817	15,256
Venture capital	7,327	7,248	800
Total alternative investments	121,485	124,548	53,035
Other securities	3,655	3,753	1,235
Total other investments	$125,410	128,301	54,270

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $54.3 million in these alternative investments through commitments that currently expire at various dates through 2022. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

Net Investment Income

The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or
($ in thousands)	2012	2011	Points
Fixed maturity securities	$31,350	33,123	(5)%
Equity securities	1,237	317	290
Short-term investments	38	62	(39)
Other investments	2,000	11,641	(83)
Miscellaneous income	39	25	56
Investment expenses	(2,036)	(1,695)	20
Net investment income earned – before tax	32,628	43,473	(25)
Net investment income tax expense	(7,853)	(11,348)	(31)
Net investment income earned – after tax	$24,775	32,125	(23)

Effective tax rate	24.1%	26.1	(2.0	) pts
Annual after-tax yield on fixed maturity securities	2.6	2.8	(0.2)
Annual after-tax yield on investment portfolio	2.4	3.3	(0.9)

Net investment income earned, before tax, decreased by $10.8 million for First Quarter 2012 compared to First Quarter 2011, primarily driven by a decrease in income of $9.3 million from our alternative investments portfolio. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag. For further discussion of net investment income, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Realized Gains and Losses

Realized Gains and Losses (excluding other-than-temporary impairments (“OTTI”))

Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended
	March 31,
($ in thousands)	2012	2011
HTM fixed maturity securities
Gains	$153	1
Losses	(81)	(214)
AFS fixed maturity securities
Gains	405	407
Losses	(43)	(7)
AFS equity securities
Gains	4,775	6,203
Losses	(428)	-
Short-term investments
Gains	-	-
Losses	(2)	-
Total other net realized investment gains	4,779	6,390
Total OTTI charges recognized in earnings	(421)	(630)
Total net realized gains (losses)	$4,358	5,760

For a discussion of realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based upon economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

In First Quarter 2012 certain equity securities were sold at a loss that were in a continuous loss position for three months or less prior to their sale. The fair value of these securities as of their sale date was $3.2 million with related realized losses of $0.3 million.

Other-than-Temporary Impairments

The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended
	March 31,
($ in thousands)	2012	2011
AFS securities
Obligations of state and political subdivisions	$-	17
Corporate securities	-	244
ABS	32	-
CMBS	108	330
RMBS	110	39
Total AFS securities	250	630
Equity securities	171	-
Total OTTI charges recognized in earnings	$421	630

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI, through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income for the non-credit related portion. If there is a decline in fair value of an equity security that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

Unrealized/Unrecognized Losses

As evidenced by the table below, our unrealized/unrecognized loss positions improved by $2.6 million as of March 31, 2012 compared to December 31, 2011 as follows:

($ in thousands)
March 31, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss

153	80% - 99%	$6,071	140	80% - 99%	$10,166
1	60% - 79%	1,516	-	60% - 79%	-
1	40% - 59%	442	1	40% - 59%	469
-	20% - 39%	-	-	20% - 39%	-
-	0% - 19%	-	-	0% - 19%	-
		$8,029			$10,635

At March 31, 2012, we had 155 securities in an aggregate unrealized/unrecognized loss position of $8.0 million, $4.4 million of which have been in a loss position for more than 12 months. Securities with non-credit OTTI impairments comprised $2.6 million of the $4.4 million, with the remainder related to securities that were, on average, 4% impaired compared to their amortized cost.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which have been in a loss position for more than 12 months. Securities with non-credit OTTI impairments comprised $2.1 million of the $4.9 million, with the remainder related to securities that were, on average, 6% impaired compared to their amortized cost.

We do not have the intent to sell any fixed maturity securities in an unrealized/unrecognized loss position and we intend to hold all equity securities with unrealized losses. In addition, we do not believe we will be required to sell these securities, and therefore, we have concluded that they are temporarily impaired as of March 31, 2012. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report. For quantitative information regarding the unrealized/unrecognized losses between our AFS and HTM portfolios, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities

The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at March 31, 2012 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$16,641	16,075
Due after one year through five years	108,648	107,130
Due after five years through ten years	123,914	121,231
Due after ten years	21,853	19,862
Total	$271,056	264,298

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at March 31, 2012 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$579	574
Due after one year through five years	14,348	13,475
Total	$14,927	14,049

Investments Outlook

According to the Bureau of Economic Analysis, real gross domestic product increased by 1.7% in 2011 compared to the 3.0% increase in 2010. The labor market continued to show a slight improvement through First Quarter 2012, with the Bureau of Labor Statistics reporting that the March 2012 unemployment rate was 8.2%. The economic risks expressed throughout 2011, including input price inflation, domestic housing market overhang, inflation expectations, sovereign debt stability, and slower global growth rates are expected to continue into 2012. The high volatility in equity and bond markets during the last half of 2011 has abated significantly in the beginning of 2012. The Federal Reserve continues to maintain an accommodative monetary policy and yields remain low. The outlook for 2012 reflects the continuing challenge for the fixed maturity securities portfolio to maintain credit quality while overcoming the spread between maturing assets and the reinvestment rate available. For First Quarter 2012, bonds that matured or were sold, valued at $137.3 million, had yields that averaged 3.7%, pre-tax, while new purchases of $229.6 million had an average yield of 2.5%.

Our fixed income securities strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high quality instruments, including additions to investment grade corporate bonds and municipal fixed income securities with diversified maturities to manage incremental interest rate risk, and may opportunistically invest in below investment grade securities to take advantage of risk adjusted return opportunities.

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

Liquidity

We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $174.7 million at March 31, 2012, primarily comprised of $36.7 million at Selective Insurance Group, Inc. (the “Parent”) and $138.0 million at the Insurance Subsidiaries. Short-term investments are generally maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and the Federal Home Loan Bank of Indianapolis (“FHLBI”) through our Indiana-domiciled Insurance Subsidiaries’ (“Indiana Subsidiaries”) loan agreements, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries paying approximately $65 million of dividends to the Parent in 2012, of which $15.8 million was paid through First Quarter 2012, compared to our allowable ordinary maximum dividend amount of approximately $108 million. Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 6. “Stockholders’ Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

The Parent had no private or public issuances of stock or debt during First Quarter 2012 and there were no borrowings under its $30 million line of credit (“Line of Credit”). The Indiana Subsidiaries’ membership in the FHLBI provides these companies with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI as long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year. For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.” All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 6, “Investments” in Item 1. “Financial Statements” of this Form 10-Q. The Indiana Department of Insurance has approved lending agreements from the Indiana Subsidiaries to the Parent for up to 10% of the admitted assets of the Indiana Subsidiaries. At March 31, 2012, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $58 million. The Indiana Subsidiaries have the ability to borrow an aggregate of approximately $26 million more from the FHLBI until the Line of Credit maximum borrowings of 10% of admitted assets is reached. In addition, pursuant to the lending agreement between the Indiana Subsidiaries and the Parent, additional borrowings by the Parent from the Indiana Subsidiaries are limited to approximately $18 million.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity securities portfolio, excluding short-term investments, was 3.3 years as of March 31, 2012, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent’s common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayments of $13 million and $45 million are due in 2014 and 2016, respectively. Subsequent to 2016 our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect the Parent’s ability to service its debt and pay dividends on common stock.

Short-term Borrowings

Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties. This Line of Credit provides the Parent an additional source of short-term liquidity, if needed. The interest rate on our Line of Credit varies and is based on the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of March 31, 2012 or at any time during 2012.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2012	Actual as of March 31, 2012
Consolidated net worth	$802 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio[1]	Not to exceed 30%	20.7%
A.M. Best financial strength rating	Minimum of A-	A+

1Calculated in accordance with the Line of Credit agreement.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2012, we had statutory surplus and GAAP stockholders’ equity of $1.1 billion. We had total debt of $307.4 million at March 31, 2012, which equates to a debt-to-capital ratio of approximately 22.1%.

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

Book value per share increased to $19.76 as of March 31, 2012 from $19.45 as of December 31, 2011, primarily driven by: net income, which led to an increase in book value per share of $0.33; and (ii) an increase in unrealized gains on our investment portfolio, which led to a increase in book value of $0.18 . Partially offsetting these increase were: (i) the impact of dividends paid to our shareholders, which resulted in a decrease in book value per share of $0.13; and (ii) the issuance of stock under our stock compensation plans, which led to a decrease in book value of $0.08.

Ratings

We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best, which was reaffirmed in the second quarter of 2011 as “A+ (Superior),” their second highest of 15 ratings, with a “negative” outlook. They cited our strong capitalization, solid level of operating profitability, and established presence within our targeted regional markets. The negative outlook reflects the ongoing challenges to improve underwriting performance given the competitive nature of the marketplace coupled with elevated catastrophe losses through April 2011. Following the acquisition of MUSIC at the end of 2011, the newly-acquired company was included in our Insurance Subsidiaries’ intercompany pooling agreement. As a result, on January 12, 2012, A.M. Best upgraded the financial strength rating of MUSIC to “A+ (Superior)” from “A- (Excellent)” with a negative outlook to reflect their revised pooled rating. We have been rated “A” or higher by A.M. Best for the past 81 years, with our current rating of “A+ (Superior)” being in place for 50 consecutive years. The financial strength reflected by our A.M. Best rating is a competitive advantage in the marketplace and influences where independent insurance agents place their business. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

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

•

Moody’s Investor Service (“Moody’s”)– Our financial strength rating of “A2” and outlook of stable was reaffirmed in First Quarter 2011. Moody’s cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage.  Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

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

Off-Balance Sheet Arrangements

At March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments

Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2011. We expect to have the capacity to repay and/or refinance these obligations as they come due.

At March 31, 2012, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $54.3 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2011 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or changing stockholders’ dividends. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2011 Annual Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our purchases of our common stock in First Quarter 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	as Part of Publicly	Be Purchased Under the
Period	Shares Purchased[1]	Paid per Share	Announced Programs	Programs
January 1– 31, 2012	166,060	$17.89	-	-
February 1 – 29, 2012	-	-	-	-
March 1 – 31, 2012	2,554	17.40	-	-
Total	168,614	$17.88	-	-

[1]	During First Quarter 2012, 164,808 shares were purchased from employees in connection with the vesting of restricted stock units and 3,806 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Parent’s 2005 Omnibus Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

ITEM 5. OTHER INFORMATION

Our 2012 Annual Meeting of Stockholders was held on April 25, 2012. Of the 54,800,621 shares outstanding as of the record date1, 46,873,522 shares (approximately 86%) were present or represented by proxy at the meeting. The voting was as follows:

(a) Stockholders voted to elect the following eleven nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	40,990,129	2,223,972	71,070
Annabelle G. Bexiga	41,921,322	1,269,268	94,581
A. David Brown	40,945,957	2,240,783	98,431
John C. Burville	41,176,825	2,034,525	73,821
Joan M. Lamm-Tennant	41,823,225	1,383,817	78,129
Michael J. Morrissey	42,019,979	1,192,719	72,473
Gregory E. Murphy	41,415,998	1,783,294	85,879
Cynthia S. Nicholson	41,145,646	2,057,585	81,940
Ronald L. O’Kelley	42,000,643	1,208,480	76,048
William M. Rue	37,963,046	3,299,393	2,022,732
J. Brian Thebault	40,991,784	2,205,780	87,607

There were 3,588,351 broker non-votes for each nominee.

(b) Stockholders voted to approve a non-binding advisory resolution on the compensation of our named executive officers as disclosed in our Proxy Statement for the 2012 Annual Meeting of Stockholders. The votes were as follows: 39,609,403 shares voted for this proposal; 3,503,451 shares voted against it; and 172,317 shares abstained. There were 3,588,351 broker non-votes.

(c) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2012. The votes were as follows: 45,670,712 shares voted for this proposal; 410,519 shares voted against it; and 792,291 shares abstained.

1 The number of shares outstanding on the record date is approximately 0.1% higher than the number of shares outstanding on the record date as disclosed in our 2012 Proxy Statement.

Item 6.      Exhibits

(a)      Exhibits:

Exhibit No.
* 10.1	Employment Agreement between Selective Insurance Company of America and Kimberly J. Burnett, dated as of March 5, 2012.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

Registrant

By: /s/ Gregory E. Murphy	April 26, 2012
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 26, 2012
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

