Form 10-Q
period 2012-06-30
SELECTIVE INSURANCE GROUP INC
filed 2012-07-26
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
or

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
Yes ☐          No ☒
As of June 30, 2012, there were 54,950,993 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2012	December 31, 2011
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $687,981 – 2012; $758,043 – 2011)	$643,501	712,348
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $2,974,819 – 2012; $2,766,856 – 2011)	3,123,006	2,897,373
Equity securities, available-for-sale – at fair value (cost: $130,257 – 2012; $143,826 – 2011)	148,117	157,355
Short-term investments (at cost which approximates fair value)	135,823	217,044
Other investments	125,540	128,301
Total investments	4,175,987	4,112,421
Cash	141	762
Interest and dividends due or accrued	36,110	35,842
Premiums receivable, net of allowance for uncollectible accounts of: $3,470 – 2012; $3,768 – 2011	523,588	466,294
Reinsurance recoverables, net	441,492	561,855
Prepaid reinsurance premiums	136,808	147,686
Current federal income tax	1,230	731
Deferred federal income tax	113,925	120,094
Property and equipment – at cost, net of accumulated depreciation and amortization of: $164,835 – 2012; $160,294 – 2011	45,689	43,947
Deferred policy acquisition costs	152,399	135,761
Goodwill	7,849	7,849
Other assets	52,190	52,227
Total assets	$5,687,408	5,685,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$3,044,363	3,144,924
Unearned premiums	970,806	906,991
Notes payable	307,373	307,360
Accrued salaries and benefits	113,598	119,297
Other liabilities	166,222	148,569
Total liabilities	$4,602,362	4,627,141

Stockholders’ Equity:
Preferred stock of $0 par value per share: Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share Authorized shares 360,000,000 Issued: 97,960,814 – 2012; 97,246,711 – 2011	195,921	194,494
Additional paid-in capital	265,729	257,370
Retained earnings	1,120,143	1,116,319
Accumulated other comprehensive income	58,504	42,294
Treasury stock – at cost (shares: 43,009,821 – 2012; 42,836,201 – 2011)	(555,251)	(552,149)
Total stockholders’ equity	1,085,046	1,058,328
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,687,408	5,685,469

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2012	2011	2012	2011
Revenues:
Net premiums earned	$392,212	355,580	$771,041	706,923
Net investment income earned	34,006	39,345	66,634	82,818
Net realized gains (losses):
Net realized investment gains	272	2,315	5,051	8,705
Other-than-temporary impairments	(40)	163	(297)	(369)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(54)	(332)	(218)	(430)
Total net realized gains (losses)	178	2,146	4,536	7,906
Other income	2,511	2,499	6,044	5,379
Total revenues	428,907	399,570	848,255	803,026

Expenses:
Losses and loss expenses incurred	287,903	274,555	540,809	523,761
Policy acquisition costs	131,219	115,163	259,177	230,207
Interest expense	4,723	4,559	9,423	9,116
Other expenses	5,754	5,392	16,347	13,883
Total expenses	429,599	399,669	825,756	776,967
(Loss) income before federal income tax	(692)	(99)	22,499	26,059
Federal income tax expense (benefit):
Current	(500)	3,111	6,678	7,387
Deferred	(480)	(4,677)	(2,560)	(3,295)
Total federal income tax expense (benefit)	(980)	(1,566)	4,118	4,092
Net income	$288	1,467	$18,381	21,967

Earnings per share:
Basic net income	$0.01	0.03	$0.34	0.41
Diluted net income	$0.01	0.03	$0.33	0.40
Dividends to stockholders	$0.13	0.13	$0.26	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Net income	$288	1,467	$18,381	21,967

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	5,101	19,563	17,974	18,957
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	75	272	313	389
Amortization of net unrealized gains on held-to-maturity securities	(443)	(817)	(959)	(1,581)
Less: reclassification adjustment for gains included in net income	(142)	(1,393)	(2,975)	(5,130)
Total unrealized gains on investment securities	4,591	17,625	14,353	12,635

Defined benefit pension plans:
Amortization of net actuarial loss included in net income	905	718	1,808	1,436
Amortization of prior service cost included in net income	24	25	49	49
Total defined benefit pension plans	929	743	1,857	1,485
Other comprehensive income	5,520	18,368	16,210	14,120
Comprehensive income	$5,808	19,835	$34,591	36,087

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Six Months ended June 30,
($ in thousands)	2012	2011
Common stock:
Beginning of year	$194,494	192,725
Dividend reinvestment plan (shares: 46,603 – 2012; 47,488 – 2011)	93	95
Stock purchase and compensation plans (shares: 667,500 – 2012; 577,745 – 2011)	1,334	1,156
End of period	195,921	193,976

Additional paid-in capital:
Beginning of year	257,370	244,613
Dividend reinvestment plan	712	716
Stock purchase and compensation plans	7,647	6,860
End of period	265,729	252,189

Retained earnings:
Beginning of year, as previously reported	1,116,319	1,176,155
Add: Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for deferred policy acquisition costs (Note 4)	—	(53,068)
Balance at beginning of year, as adjusted	1,116,319	1,123,087
Net income	18,381	21,967
Dividends to stockholders ($0.26 per share – 2012 and 2011)	(14,557)	(14,370)
End of period	1,120,143	1,130,684

Accumulated other comprehensive income:
Beginning of year	42,294	7,024
Other comprehensive income	16,210	14,120
End of period	58,504	21,144

Treasury stock:
Beginning of year	(552,149)	(549,408)
Acquisition of treasury stock (shares: 173,620 – 2012; 136,904 – 2011)	(3,102)	(2,526)
End of period	(555,251)	(551,934)
Total stockholders’ equity	$1,085,046	1,046,059

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended June 30,
($ in thousands)	2012	2011
Operating Activities
Net income	$18,381	21,967

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,550	16,261
Stock-based compensation expense	5,160	5,286
Undistributed losses (income) of equity method investments	496	(726)
Net realized gains	(4,536)	(7,906)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	19,802	49,164
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	75,172	30,183
(Decrease) increase in net federal income taxes	(3,058)	601
Increase in premiums receivable	(57,294)	(53,017)
Increase in deferred policy acquisition costs	(16,638)	(3,624)
(Increase) decrease in interest and dividends due or accrued	(500)	514
Decrease in accrued salaries and benefits	(5,699)	(555)
Decrease in accrued insurance expenses	(4,500)	(7,045)
Other-net	5,823	8,694
Net adjustments	33,778	37,830
Net cash provided by operating activities	52,159	59,797

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(426,346)	(252,529)
Purchase of equity securities, available-for-sale	(40,430)	(123,141)
Purchase of other investments	(6,355)	(7,715)
Purchase of short-term investments	(795,707)	(694,764)
Purchase of subsidiary	255	—
Sale of subsidiary	445	670
Sale of fixed maturity securities, available-for-sale	37,699	64,104
Sale of short-term investments	876,928	713,111
Redemption and maturities of fixed maturity securities, held-to-maturity	57,152	99,560
Redemption and maturities of fixed maturity securities, available-for-sale	197,199	66,805
Sale of equity securities, available-for-sale	58,176	59,663
Distributions from other investments	8,442	14,046
Sale of other investments	1	16,357
Purchase of property and equipment	(6,793)	(2,843)
Net cash used in investing activities	(39,334)	(46,676)

Financing Activities
Dividends to stockholders	(13,442)	(13,225)
Acquisition of treasury stock	(3,102)	(2,526)
Net proceeds from stock purchase and compensation plans	2,225	2,355
Excess tax benefits from share-based payment arrangements	873	(185)
Net cash used in financing activities	(13,446)	(13,581)
Net decrease in cash	(621)	(460)
Cash, beginning of year	762	645
Cash, end of period	$141	185

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the second quarters ended June 30, 2012 (“Second Quarter 2012”) and June 30, 2011 (“Second Quarter 2011”) and the six-month periods ended June 30, 2012 ("Six Months 2012") and June 30, 2011 ("Six Months 2011"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

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

The following tables provide select restated financial information:

Balance Sheet Information December 31, 2011
($ in thousands)	As Originally Reported	Effect of Change	As Adopted
Deferred policy acquisition costs	$214,069	(78,308)	135,761
Deferred federal income tax recoverable	92,686	27,408	120,094
Retained earnings	1,167,219	(50,900)	1,116,319

Income Statement Information Quarter ended June 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
Policy acquisition costs	$113,843	1,320	115,163
Deferred federal income tax expense	(4,215)	(462)	(4,677)
Net income	2,325	(858)	1,467
Net income per share:
Basic	$0.04	(0.01)	0.03
Diluted	0.04	(0.01)	0.03

Income Statement Information Six months ended June 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
Policy acquisition costs	$227,273	2,934	230,207
Deferred federal income tax expense	(2,268)	(1,027)	(3,295)
Net income	$23,874	(1,907)	21,967
Net income per share:
Basic	$0.44	(0.03)	0.41
Diluted	0.43	(0.03)	0.40

Cash Flow Information Six months ended June 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
(Increase) decrease in deferred policy acquisition costs	$(6,558)	2,934	(3,624)
Decrease in net federal income taxes recoverable	1,628	(1,027)	601

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or liabilities. In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative and qualitative information to be disclosed related to: (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 was effective prospectively for interim and annual periods beginning after December 15, 2011. We have included the disclosures required by this guidance in our notes to the Financial Statements, where appropriate.

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

NOTE 5. Statements of Cash Flow
Cash paid during the six month periods ended June 30, 2012 and June 30, 2011 for interest and federal income taxes was as follows:

	Six Months ended June 30,
($ in thousands)	2012	2011
Cash paid during the period for:
Interest	$9,389	9,103
Federal income tax	6,300	3,673

NOTE 6. Investments
(a) The amortized cost, carrying value, unrealized and unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

June 30, 2012
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	252	5,544	—	(105)	5,439
Obligations of state and political subdivisions	557,338	9,310	566,648	32,642	(4)	599,286
Corporate securities	57,947	(1,299)	56,648	5,329	—	61,977
Asset-backed securities (“ABS”)	7,579	(1,265)	6,314	1,223	—	7,537
Commercial mortgage-backed securities (“CMBS”)	9,699	(1,352)	8,347	5,395	—	13,742
Total HTM fixed maturity securities	$637,855	5,646	643,501	44,589	(109)	687,981

December 31, 2011
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	292	5,584	—	(88)	5,496
Obligations of state and political subdivisions	614,118	11,894	626,012	31,529	(156)	657,385
Corporate securities	64,840	(2,189)	62,651	6,887	—	69,538
ABS	8,077	(1,469)	6,608	1,353	(7)	7,954
CMBS	14,455	(2,962)	11,493	6,177	—	17,670
Total HTM fixed maturity securities	$706,782	5,566	712,348	45,946	(251)	758,043

Unrecognized holding gains/losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.8 years as of June 30, 2012.

During Six Months 2012, five securities with a carrying value of $7.9 million and a net unrecognized gain position of $1.0 million were reclassified from an HTM designation to an available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Services ("Moody's") and Standard and Poor’s ("S&P") Financial Services. These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(b) The cost/amortized cost, unrealized gains (losses), and fair value of AFS securities were as follows:

June 30, 2012
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies[1]	$268,949	19,050	(3)	287,996
Foreign government	41,557	1,537	(312)	42,782
Obligations of states and political subdivisions	695,158	42,307	(964)	736,501
Corporate securities	1,283,114	66,588	(955)	1,348,747
ABS	93,031	1,785	(7)	94,809
CMBS[2]	115,965	4,882	(2,804)	118,043
Residential mortgage-backed securities (“RMBS”)[3]	477,045	17,636	(553)	494,128
AFS fixed maturity securities	2,974,819	153,785	(5,598)	3,123,006
AFS equity securities	130,257	20,647	(2,787)	148,117
Total AFS securities	$3,105,076	174,432	(8,385)	3,271,123

December 31, 2011
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies[1]	$333,504	20,292	—	353,796
Foreign government	33,687	1,042	(556)	34,173
Obligations of states and political subdivisions	578,214	44,491	(46)	622,659
Corporate securities	1,168,439	50,167	(5,296)	1,213,310
ABS	77,706	1,289	(46)	78,949
CMBS[2]	107,838	6,427	(1,667)	112,598
RMBS[3]	467,468	16,187	(1,767)	481,888
AFS fixed maturity securities	2,766,856	139,895	(9,378)	2,897,373
AFS equity securities	143,826	13,617	(88)	157,355
Total AFS securities	$2,910,682	153,512	(9,466)	3,054,728

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $14.2 million at June 30, 2012 and $76.5 million at December 31, 2011.
2 CMBS includes government guaranteed agency securities with a fair value of $67.0 million at June 30, 2012 and $72.9 million at December 31, 2011.
3 RMBS includes government guaranteed agency securities with a fair value of $102.6 million at June 30, 2012 and $98.2 million at December 31, 2011.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2012 and December 31, 2011, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

June 30, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$8,158	(3)	—	—
Foreign government	4,758	(312)	—	—
Obligations of states and political subdivisions	78,115	(958)	511	(6)
Corporate securities	46,939	(434)	13,924	(521)
ABS	2,000	(2)	630	(5)
CMBS	9,353	(39)	13,427	(2,765)
RMBS	3,183	(9)	14,109	(544)
Total fixed maturity securities	152,506	(1,757)	42,601	(3,841)
Equity securities	32,036	(2,787)	—	—
Subtotal	$184,542	(4,544)	42,601	(3,841)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,820	(70)	63	4,033	(283)	165
Corporate securities	5,995	(129)	120	—	—	—
ABS	—	—	—	2,800	(927)	707
Subtotal	$7,815	(199)	183	6,833	(1,210)	872
Total AFS and HTM	$192,357	(4,743)	183	49,434	(5,051)	872

December 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
Foreign government	$8,299	(556)	—	—
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	—	—
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	—	—	—	2,816	(1,009)	737
CMBS	—	—	—	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822
Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822

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

As evidenced by the table below, our unrealized/unrecognized loss positions improved by $1.9 million as of June 30, 2012 compared to December 31, 2011 as follows:

($ in thousands)
June 30, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
141	80% - 99%	$6,817	140	80% - 99%	$10,166
4	60% - 79%	1,580	—	60% - 79%	—
1	40% - 59%	342	1	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$8,739			$10,635

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

At June 30, 2012, we had 146 securities in an aggregate unrealized/unrecognized loss position of $8.7 million, $4.2 million of which have been in a loss position for more than 12 months. Securities with non-credit OTTI impairments comprised $2.6 million of the $4.2 million balance, with the remainder related to securities that were, on average, 4% impaired compared to their amortized cost. Three of these securities are experiencing immaterial principal and interest shortfalls.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which had been in a loss position for more than 12 months. Non-credit OTTI impairments comprised $2.1 million of the $4.9 million balance, with the remainder related to securities that were, on average, 6% impaired compared to their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of June 30, 2012. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at June 30, 2012:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$98,022	103,123
Due after one year through five years	464,672	494,584
Due after five years through 10 years	73,941	82,051
Due after 10 years	6,866	8,223
Total HTM fixed maturity securities	$643,501	687,981

Listed below are AFS fixed maturity securities at June 30, 2012:

($ in thousands)	Fair Value
Due in one year or less	$352,423
Due after one year through five years	1,861,652
Due after five years through 10 years	841,420
Due after 10 years	67,511
Total AFS fixed maturity securities	$3,123,006

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2012
($ in thousands)	June 30, 2012	December 31, 2011	Remaining Commitment
Alternative Investments
Secondary private equity	$29,596	30,114	8,651
Private equity	23,739	21,736	3,984
Energy/power generation	21,578	25,913	10,383
Distressed debt	14,702	16,953	2,986
Real estate	12,961	13,767	10,473
Mezzanine financing	11,146	8,817	23,435
Venture capital	7,856	7,248	800
Total alternative investments	121,578	124,548	60,712
Other securities	3,962	3,753	1,494
Total other investments	$125,540	128,301	62,206

The carrying value of our other investments decreased by $2.8 million compared to year end 2011. The carrying value was impacted by distributions of $13.9 million, partially offset by income of $5.0 million and additional contributions of $6.4 million. These contributions included $4.6 million under our previously existing commitments and $1.8 million under one of two new alternative investment limited partnerships that we entered into during Second Quarter 2012. The remaining commitment on these two new mezzanine financing limited partnerships amounted to $8.2 million at June 30, 2012. The two new investments contain redemption restrictions and fund liquidation characteristics that are consistent with our other alternative investments. For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

The following table sets forth aggregated summarized financial information for the partnerships in our alternative investment portfolio. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the three and six-month periods ended March 31 is as follows:

Income Statement Information
	Quarter ended March 31,		Six Months ended March 31,
($ in millions)	2012	2011	2012	2011
Net investment income	$54.0	132.6	90.1	286.8
Realized gains (losses)	234.6	355.3	985.3	163.0
Net change in unrealized (depreciation) appreciation	53.4	608.3	(434.0)	2,072.5
Net income	$342.0	1,096.2	641.4	2,522.3
Selective’s insurance subsidiaries’ other investments net income	$3.0	7.9	5.0	19.5

(f) At June 30, 2012, we had 29 fixed maturity securities, with a carrying value of $63.4 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $58.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding the collateral securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Fixed maturity securities	$31,759	32,752	63,109	65,875
Equity securities	1,280	785	2,517	1,102
Short-term investments	29	33	67	95
Other investments	2,963	7,900	4,963	19,541
Miscellaneous income	25	22	64	47
Investment expenses	(2,050)	(2,147)	(4,086)	(3,842)
Net investment income earned	$34,006	39,345	66,634	82,818

Net investment income earned, before tax, decreased by $5.3 million for Second Quarter 2012 compared to Second Quarter 2011, and decreased by $16.2 million for Six Months 2012 compared to Six Months 2011. These decreases were primarily driven by lower income from alternative investments within our other investment portfolio of $4.7 million and $14.1 million in Second Quarter 2012 and Six Months 2012, respectively. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2012
($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
ABS	$30	—	30
RMBS	10	(54)	64
OTTI losses	$40	(54)	94

Second Quarter 2011
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
CMBS	$(260)	(402)	142
RMBS	97	70	27
OTTI losses	$(163)	(332)	169

Six Months 2012
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$62	—	62
CMBS	108	—	108
RMBS	(44)	(218)	174
Total fixed maturity securities	126	(218)	344
Equity securities	171	—	171
OTTI losses	$297	(218)	515

Six Months 2011
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	—	17
Corporate securities	244	—	244
CMBS	(186)	(658)	472
RMBS	294	228	66
OTTI losses	$369	(430)	799

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended June 30,
($ in thousands)	2012	2011
Balance, beginning of period	$6,711	14,368
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	(372)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	64	28
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$6,775	14,024

	Six Months ended June 30,
($ in thousands)	2012	2011
Balance, beginning of period	$6,602	17,723
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	(3,954)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	173	255
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$6,775	14,024

(i)The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
HTM fixed maturity securities
Gains	$2	8	155	9
Losses	(25)	(108)	(106)	(322)
AFS fixed maturity securities
Gains	368	1,947	773	2,354
Losses	(74)	—	(117)	(7)
AFS equity securities
Gains	—	468	4,775	6,671
Losses	—	—	(428)	—
Short-term investments
Losses	—	—	(2)	—
Other investments
Gains	1	—	1	—
Total other net realized investment gains	272	2,315	5,051	8,705
Total OTTI charges recognized in earnings	(94)	(169)	(515)	(799)
Total net realized gains	$178	2,146	4,536	7,906

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $24.1 million in Second Quarter 2012 and $95.9 million in Six Months 2012. In addition to calls and maturities, the realized gain, excluding OTTI charges, in Six Months 2012 was driven primarily by the sale of AFS equity securities for proceeds of $57.5 million with net realized gains of $4.3 million due to a rebalancing of the equity securities portfolio.

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

NOTE 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$643,501	687,981	712,348	758,043
AFS	3,123,006	3,123,006	2,897,373	2,897,373
Equity securities, AFS	148,117	148,117	157,355	157,355
Short-term investments	135,823	135,823	217,044	217,044
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	2,894	2,894	3,212	3,212
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,910	59,534	49,908	51,111
6.70% Senior Notes	99,463	112,569	99,452	113,195
7.50% Junior Notes	100,000	100,880	100,000	100,360
2.90% borrowings from FHLBI	13,000	13,683	13,000	13,759
1.25% borrowings from FHLBI	45,000	45,121	45,000	44,629
Total notes payable	$307,373	331,787	307,360	323,054

The techniques used to value our financial assets are as follows:

•
For valuations of a large portion of our equity securities portfolio as well as U.S. Treasury notes held in our fixed maturity securities portfolio, we receive prices from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed, in conjunction with our external investment managers, to determine the price to be used. These securities are classified as Level 1 in the fair value hierarchy.

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

•
For the small portion of our fixed maturity securities portfolio that we cannot price using our primary service, we typically use non-binding broker quotes. These prices are from various broker/dealers that utilize bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. For the small portion of non-public equity securities that we hold, we typically receive prices from a third party pricing service or through statements provided by the security issuer. In conjunction with our external investment portfolio managers, these fair value measurements are reviewed for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further. These prices are generally classified as Level 3 in the fair value hierarchy, as the inputs cannot be corroborated by observable market data.

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

•
The fair value of the receivable for proceeds related to the 2009 sale of Selective HR is estimated using a discounted cash flow analysis, which includes our judgment regarding future worksite life generation and retention assumptions. These assumptions are derived based on our historical experience modified to reflect current and anticipated future trends. Proceeds related to the sale are scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent agency distribution channel. We have concluded that these proceeds are not directly related to the operations of Selective HR since we have no continuing involvement with the operations of this company and have no continuing cash flows other than these proceeds. This receivable is classified as Level 3 in the fair value hierarchy.

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

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2012 and December 31, 2011:

June 30, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$287,996	129,555	138,275	20,166
Foreign government	42,782	—	42,782	—
Obligations of states and political subdivisions	736,501	—	736,501	—
Corporate securities	1,348,747	—	1,345,676	3,071
ABS	94,809	—	94,809	—
CMBS	118,043	—	113,368	4,675
RMBS	494,128	—	494,128	—
Total AFS fixed maturity securities	3,123,006	129,555	2,965,539	27,912
Equity securities	148,117	144,510	—	3,607
Short-term investments	135,823	135,823	—	—
Receivable for proceeds related to sale of Selective HR	2,894	—	—	2,894
Total assets	$3,409,840	409,888	2,965,539	34,413

December 31, 2011		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/11	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$353,796	126,475	205,580	21,741
Foreign government	34,173	—	34,173	—
Obligations of states and political subdivisions	622,659	—	622,659	—
Corporate securities	1,213,310	—	1,210,707	2,603
ABS	78,949	—	78,949	—
CMBS	112,598	—	112,244	354
RMBS	481,888	—	481,888	—
Total AFS fixed maturity securities	2,897,373	126,475	2,746,200	24,698
Equity securities	157,355	157,355	—	—
Short-term investments	217,044	217,044	—	—
Receivable for proceeds related to sale of Selective HR	3,212	—	—	3,212
Total assets	$3,274,984	500,874	2,746,200	27,910

[1]	There were no transfers of securities between Level 1 and Level 2 in Six Months 2012 and in Six Months 2011.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information as of June 30, 2012:

Six Months 2012
($ in thousands)	Government	Corporate	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2011	$21,741	2,603	354	—	3,212	27,910
Total net (losses) gains for the period included in:
OCI[1]	270	107	128	—	—	505
Net income[2,3]	(107)	—	—	—	127	20
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(1,738)	(427)	—	—	(445)	(2,610)
Transfers into Level 3	—	788	4,193	3,607	—	8,588
Transfers out of Level 3	—	—	—	—	—	—
Fair value, June 30, 2012	$20,166	3,071	4,675	3,607	2,894	34,413

1 Amounts are reported in “Unrealized holding gains arising during period” on the Consolidated Statements of Comprehensive Income.
2 Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income.
3 Amounts are reported in “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income, and are related to interest accretion on the receivable.

Fixed maturity securities transfered into Level 3 were securities that had previously been classified as HTM and therefore not measured at fair value. Recent downgrades in the securities' ratings in Second Quarter 2012 resulted in a transfer into the AFS category with the securities now being measured at fair value as of June 30, 2012. The transfer of equity securities into Level 3 were driven primarily by the nature of the quotes used at the valuation date.

As discussed above, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes, which we review for reasonableness. We also review for reasonableness the fair values received on our non-publicly traded equity securities. The receivable related to the sale of Selective HR is also a Level 3 fair value measurement using unobservable inputs, the most significant of which is our assumption regarding the retention of business. If this assumption were to change by +/-10%, the value of this receivable would increase/decrease by approximately $0.1 million.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs in 2011:

2011
($ in thousands)	Government	Corporate	CMBS	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2010	$—	—	185	5,002	5,187
Total net (losses) gains for the period included in:
OCI[1]	—	—	507	—	507
Net income[2,3]	—	—	(322)	(638)	(960)
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(16)	(1,152)	(1,168)
Transfers into Level 3	21,741	2,603	—	—	24,344
Transfers out of Level 3	—	—	—	—	—
Fair value, December 31, 2011	$21,741	2,603	354	3,212	27,910
1 Amounts are reported in “Other net unrealized gains on investment securities, net of deferred income tax” on the Consolidated Statements of Stockholders’ Equity in our 2011 Annual Report.
2 Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization for the CMBS securities on the Consolidated Statements of Income in our 2011 Annual Report.
3 Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income.  Amounts in “Loss on disposal of discontinued operations, net of tax” related to charges to reduce the fair value of our receivable, and amounts in “Other income” related to interest accretion on the receivable in our 2011 Annual Report.

The transfers of the government and corporate securities into Level 3 classification at December 31, 2011 were primarily the result of broker-priced securities being transferred from an HTM to an AFS designation in 2011.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2012:

June 30, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,439	—	5,439	—
Obligations of states and political subdivisions	599,286	—	599,286	—
Corporate securities	61,977	—	57,049	4,928
ABS	7,537	—	5,945	1,592
CMBS	13,742	—	13,742	—
Total HTM fixed maturity securities	$687,981	—	681,461	6,520
Financial Liabilities
Notes payable:
7.25% Senior Notes	$59,534	59,534	—	—
6.70% Senior Notes	112,569	112,569	—	—
7.50% Junior Notes	100,880	100,880	—	—
2.90% borrowings from FHLBI	13,683	—	13,683	—
1.25% borrowings from FHLBI	45,121	—	45,121	—
Total notes payable	$331,787	272,983	58,804	—

NOTE 8. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2011 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Premiums written:
Direct	$507,520	447,595	983,486	870,937
Assumed	4,747	1,537	26,736	7,190
Ceded	(86,704)	(74,629)	(164,487)	(141,789)
Net	$425,563	374,503	845,735	736,338
Premiums earned:
Direct	$463,330	418,977	915,318	831,856
Assumed	16,039	5,351	31,088	11,240
Ceded	(87,157)	(68,748)	(175,365)	(136,173)
Net	$392,212	355,580	771,041	706,923
Losses and loss expenses incurred:
Direct	$301,451	296,963	553,654	566,367
Assumed	10,470	3,739	21,069	7,572
Ceded	(24,018)	(26,147)	(33,914)	(50,178)
Net	$287,903	274,555	540,809	523,761

Direct premium written ("DPW") increases in both Second Quarter and Six Months 2012 were attributable to our newly acquired E&S business coupled with higher renewal premiums in our standard insurance operations. In addition, an increase in new business from our standard Insurance Operations contributed to the increase in DPW in Six Months 2012 compared to Six Months 2011.

Direct premium earned increases in Second Quarter 2012 and Six Months 2012 were consistent with the fluctuation in DPW for the twelve-month period ended June 30, 2012 as compared to the twelve-month period ended June 30, 2011.

Assumed premiums written and earned increased in Second Quarter and Six Months 2012 compared to the same periods last year primarily due to the August 2011 E&S renewal rights acquisition.
Direct losses and loss expenses incurred were significantly impacted by catastrophe losses in both 2012 and 2011. Catastrophe losses were $30.2 million and $38.1 million in Second Quarter 2012 and 2011, respectively, and $37.1 million and $44.9 million in Six Months 2012 and 2011, respectively.
Ceded losses and loss expenses incurred decreased by $2.1 million in Second Quarter 2012 and $16.3 million in Six Months 2012, compared to the same periods last year. These decreases were primarily due to NFIP Hurricane Irene and Lee claims from August and September 2011 being settled in 2012 for less than their original estimates. This decrease was partially offset by ceded loss activity related to our E&S business driven by cessions to Montpelier Reinsurance Ltd. in connection with the December 2011 acquisition of MUSIC.
The ceded premiums and losses related to our involvement with the National Flood Insurance Program (“NFIP”), in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Ceded premiums written	$(60,525)	(55,265)	(112,249)	(103,579)
Ceded premiums earned	(52,768)	(48,907)	(104,673)	(96,855)
Ceded losses and loss expenses incurred	$(6,754)	(15,339)	8,168	(29,879)

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

Our Insurance Operations segment has historically reflected the results of our standard commercial lines and personal lines market insurance products. In 2011, through our acquisition activities, we began writing E&S business. This business has not met the quantitative thresholds for individual segment reporting, and as our E&S operations share various economic, regulatory, and production-related characteristics with our standard market insurance products, we have aggregated their results into our Insurance Operations segment.

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

The following summaries present revenue (net investment income and net realized gain (loss) on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Insurance Operations:
Net premiums earned:
Commercial automobile	$71,540	69,198	$142,024	138,868
Workers compensation	66,661	63,855	132,472	126,381
General liability	92,632	85,672	182,775	168,238
Commercial property	50,377	47,877	99,748	96,070
Business owners’ policies	17,266	16,407	34,123	32,892
Bonds	4,700	4,725	9,363	9,492
Other	19,080	2,561	31,971	5,117
Total commercial lines	322,256	290,295	632,476	577,058
Personal automobile	37,897	37,189	75,353	74,151
Homeowners	28,808	25,060	56,766	49,615
Other	3,251	3,036	6,446	6,099
Total personal lines	69,956	65,285	138,565	129,865
Total net premiums earned	392,212	355,580	771,041	706,923
Miscellaneous income	2,438	2,388	5,895	5,158
Total Insurance Operations revenues	394,650	357,968	776,936	712,081
Investments:
Net investment income	34,006	39,345	66,634	82,818
Net realized investment gains	178	2,146	4,536	7,906
Total investment revenues	34,184	41,491	71,170	90,724
Total all segments	428,834	399,459	848,106	802,805
Other income	73	111	149	221
Total revenues	$428,907	399,570	$848,255	803,026

Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Insurance Operations:
Commercial lines underwriting	$(19,524)	(23,446)	$(24,008)	(29,638)
Personal lines underwriting	(7,438)	(10,556)	(4,317)	(17,062)
Underwriting loss, before federal income tax	(26,962)	(34,002)	(28,325)	(46,700)
GAAP combined ratio	106.9%	109.6%	103.7%	106.6%
Statutory combined ratio	106.2%	109.5%	102.7%	106.1%
Investments:
Net investment income	$34,006	39,345	$66,634	82,818
Net realized investment gains	178	2,146	4,536	7,906
Total investment income, before federal income tax	34,184	41,491	71,170	90,724
Total all segments	7,222	7,489	42,845	44,024
Interest expense	(4,723)	(4,559)	(9,423)	(9,116)
General corporate and other expenses	(3,191)	(3,029)	(10,923)	(8,849)
(Loss) Income before federal income tax	$(692)	(99)	$22,499	26,059

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

	Retirement Income Plan Quarter ended June 30,		Retirement Life Plan Quarter ended June 30,
($ in thousands)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$2,154	2,174	—	—
Interest cost	3,230	3,155	74	76
Expected return on plan assets	(3,547)	(3,481)	—	—
Amortization of unrecognized prior service cost	37	38	—	—
Amortization of unrecognized net loss	1,383	1,099	8	5
Net periodic cost	$3,257	2,985	82	81

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$4,308	4,347	—	—
Interest cost	6,460	6,310	148	153
Expected return on plan assets	(7,094)	(6,963)	—	—
Amortization of unrecognized prior service cost	75	75	—	—
Amortization of unrecognized net loss	2,766	2,200	15	9
Net periodic cost	$6,515	5,969	163	162

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.16%	5.55	5.16%	5.55
Expected return on plan assets	7.75%	8.00	—	—
Rate of compensation increase	4.00%	4.00	—	—

We presently anticipate contributing $8.4 million to the Retirement Income Plan in 2012, $4.7 million of which has been funded as of June 30, 2012.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2012 and 2011 are as follows:

Second Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$(692)	(980)	288
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	7,849	2,748	5,101
Portion of OTTI recognized in OCI	114	39	75
Amortization of net unrealized gains on HTM securities	(682)	(239)	(443)
Reclassification adjustment for gains included in net income	(218)	(76)	(142)
Net unrealized gains	7,063	2,472	4,591
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,391	486	905
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	1,428	499	929
Comprehensive income	$7,799	1,991	5,808

Second Quarter 2011
($ in thousands)	Gross	Tax	Net
Net income	$(99)	(1,566)	1,467
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	30,099	10,536	19,563
Portion of OTTI recognized in OCI	418	146	272
Amortization of net unrealized gains on HTM securities	(1,258)	(441)	(817)
Reclassification adjustment for gains included in net income	(2,144)	(751)	(1,393)
Net unrealized gains	27,115	9,490	17,625
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,104	386	718
Prior service cost	38	13	25
Defined benefit pension and post-retirement plans	1,142	399	743
Comprehensive income	$28,158	8,323	19,835

The components of comprehensive income, both gross and net of tax, for Six Months 2012 and 2011 are as follows:

Six Months 2012
($ in thousands)	Gross	Tax	Net
Net income	$22,499	4,118	18,381
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	27,653	9,679	17,974
Portion of OTTI recognized in OCI	481	168	313
Amortization of net unrealized gains on HTM securities	(1,476)	(517)	(959)
Reclassification adjustment for gains included in net income	(4,577)	(1,602)	(2,975)
Net unrealized gains	22,081	7,728	14,353
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	2,781	973	1,808
Prior service cost	75	26	49
Defined benefit pension and post-retirement plans	2,856	999	1,857
Comprehensive income	$47,436	12,845	34,591

Six Months 2011
($ in thousands)	Gross	Tax	Net
Net income	$26,059	4,092	21,967
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	29,166	10,209	18,957
Portion of OTTI recognized in OCI	598	209	389
Amortization of net unrealized gains on HTM securities	(2,433)	(852)	(1,581)
Reclassification adjustment for gains included in net income	(7,893)	(2,763)	(5,130)
Net unrealized gains	19,438	6,803	12,635
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	2,209	773	1,436
Prior service cost	75	26	49
Defined benefit pension and post-retirement plans	2,284	799	1,485
Comprehensive income	$47,781	11,694	36,087

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2012 are as follows:

June 30, 2012	Net Unrealized Gain (Loss)
($ in thousands)	OTTI Related	HTM Related	All Other	Defined Benefit Pension and Post-Retirement Plans	Total Accumulated OCI
Balance, December 31, 2011	$(3,500)	4,622	96,125	(54,953)	42,294
Changes in component during period	313	(898)	14,938	1,857	16,210
Balance, June 30, 2012	$(3,187)	3,724	111,063	(53,096)	58,504

Note 12. Commitments and Contingencies
At June 30, 2012, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $62.2 million in alternative and other investments. There is no certainty that any such additional investment will be required.

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

Our Insurance Operations offers standard Commercial Lines and Personal Lines market insurance products and services through seven insurance subsidiaries and, in 2011, we began offering commercial excess and surplus lines (“E&S”) insurance products through one insurance subsidiary as the result of the following acquisition activity:

•	The purchase of the renewal rights to an E&S book of business in August 2011; and

•	The purchase of Montpelier U.S. Insurance Company (now known as Mesa Underwriters Specialty Insurance Company) (“MUSIC”) in December 2011.

In the third quarter of 2012, we created two new insurance subsidiaries, Selective Casualty Insurance Company and Selective Fire and Casualty Insurance Company. These two new companies, which are expected to begin writing premium in 2013, have been included in our reinsurance pooling agreement as of July 1, 2012. See the "Reinsurance" section below for details regarding the pooling change.  Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”. For additional information regarding our recent acquisitions, refer to Note 13. “Business Combinations” in Item 8. “Financial Statements and Supplementary Data.” of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2011 Annual Report.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the second quarter ended June 30, 2012 ("Second Quarter 2012") and the six-month period ended June 30, 2012 ("Six Months 2012");

•	Results of Operations and Related Information by Segment;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

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

Financial Highlights of Results for Second Quarter 2012 and Six Months 20121

	Quarter ended June 30,				Six Months ended June 30,
(Shares and $ in thousands, except per share amounts)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP measures:
Revenues	$428,907	399,570	7%		848,255	803,026	6%
Pre-tax net investment income	34,006	39,345	(14)		66,634	82,818	(20)
Pre-tax net income	(692)	(99)	599		22,499	26,059	(14)
Net income	288	1,467	(80)		18,381	21,967	(16)
Diluted net income per share	0.01	0.03	(67)		0.33	0.40	(18)
Diluted weighted-average outstanding shares	55,681	55,135	1		55,642	55,092	1
GAAP combined ratio	106.9%	109.6	(2.7)	pts	103.7%	106.6	(2.9)	pts
Statutory combined ratio	106.2%	109.5	(3.3)		102.7%	106.1	(3.4)
Return on average equity	0.1%	0.6	(0.5)		3.4%	4.3	(0.9)
Non-GAAP measures:
Operating income[2]	$172	72	139%		15,432	16,828	(8)%
Diluted operating income per share[2]	0.01	—	NA		0.28	0.31	(10)
Operating return on average equity[2]	0.1%	—	0.1	pts	2.9%	3.3%	(0.4)	pts

[1]	Refer to the Glossary of Terms attached to our 2011 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
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

Revenue increases in both the quarterly and year-to-date periods reflect higher premium from our Insurance Operations, partially offset by reductions in net investment income. Premium increases were attributable to our newly-acquired E&S business, as well as standard Commercial Lines and Personal Lines renewal pure price increases and higher retention. See the Insurance Operations discussion below for additional information.

Our pre-tax net income in both Second Quarter 2012 and 2011 was significantly impacted by catastrophe losses. These losses amounted to $30.2 million in Second Quarter 2012 and $38.1 million in the second quarter of 2011 ("Second Quarter 2011"). In addition, pre-tax net investment income was down $5.3 million, or 14% in Second Quarter 2012 compared to Second Quarter 2011, driven by lower returns on the alternative investment portion of our other investments portfolio. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag. See Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q for additional information regarding our alternative investment portfolio.

Similar to the quarterly results, Six Months 2012 and 2011 were both significantly impacted by catastrophe losses of $37.1 million and $44.9 million, respectively. In addition, reductions in alternative investment returns, coupled with lower yields on our fixed maturity securities portfolio, drove the $16.2 million, or 20%, reduction in net investment income for Six Months 2012 versus Six Months 2011.

The net income fluctuation in both the quarterly and year-to-date periods reflect the pre-tax income changes discussed above.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2012	2011	2012	2011
Operating income	$172	72	15,432	16,828
Net realized gains, net of tax	116	1,395	2,949	5,139
Net income	288	1,467	18,381	21,967
Diluted operating income per share	$0.01	—	0.28	0.31
Diluted net realized gains per share	—	0.03	0.05	0.09
Diluted net income per share	$0.01	0.03	0.33	0.40

The variances in operating income are reflective of the results discussed above.

Results of Operations and Related Information by Segment

Insurance Operations

Our standard Commercial Lines and Personal Lines market insurance products and services are sold primarily in 22 states in the Eastern and Midwestern U.S. through approximately 1,000 independent insurance agencies. Our recent E&S acquisitions provide us the opportunity to write contract binding authority E&S business in all 50 states and the District of Columbia through approximately 100 wholesale agents across the entire country.

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

Summary of Insurance Operations

All Lines	Quarter ended June 30,				Six months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$425,563	374,503	14%		845,735	736,338	15%
Net premiums earned (“NPE”)	392,212	355,580	10		771,041	706,923	9
Less:
Losses and loss expenses incurred	287,903	274,555	5		540,809	523,761	3
Net underwriting expenses incurred	130,041	113,566	15		256,413	227,115	13
Dividends to policyholders	1,230	1,461	(16)		2,144	2,747	(22)
Underwriting loss	$(26,962)	(34,002)	21%		(28,325)	(46,700)	39%
GAAP Ratios:
Loss and loss expense ratio	73.4%	77.2	(3.8)	pts	70.1	74.1	(4.0)	pts
Underwriting expense ratio	33.2	32.0	1.2		33.3	32.1	1.2
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.3	0.4	(0.1)
Combined ratio	106.9	109.6	(2.7)		103.7	106.6	(2.9)
Statutory Ratios:
Loss and loss expense ratio	73.4	77.2	(3.8)		70.1	74.1	(4.0)
Underwriting expense ratio	32.5	31.9	0.6		32.3	31.6	0.7
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.3	0.4	(0.1)
Combined ratio	106.2%	109.5	(3.3)	pts	102.7	106.1	(3.4)	pts

NPW increases in both Second Quarter and Six Months 2012 compared to the prior year periods were attributable to our newly acquired E&S business coupled with higher renewal premiums in our standard Insurance Operations, reflecting increases in renewal pure price. In addition, new business in our standard Insurance Operations increased by 20%, or $25.1 million, in Six Months 2012 compared to Six Months 2011. The following provides quantitative information regarding these premium fluctuations:

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
E&S premiums	$28.3	—	54.1	—
Standard Insurance Operations retention	84%	83%	84%	82%
Standard Commercial Lines renewal pure price increases	6.5%	2.6%	5.8%	2.7%

NPE increases in Second Quarter and Six Months 2012 were consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2012 as compared to the twelve-month period ended June 30, 2011.

Although the GAAP loss and loss expense ratio improved both in the quarterly and year-to-date periods, results were heavily impacted in both years by catastrophe losses. In 2012, the majority of these losses were incurred by two storms in the second quarter amounting to approximately $26 million of the $30.2 million total. The following tables provide quantitative information regarding catastrophe losses:

	Quarter ended June 30,			Six months ended June 30,
	Catastrophe Losses	Impact to		Catastrophe Losses	Impact to
($ in millions)	Incurred	Loss Ratio		Incurred	Loss Ratio
2012	$30.2	7.7	pts	$37.1	4.8	pts
2011	38.1	10.7		44.9	6.4

In addition, non-catastrophe property losses decreased by $3.1 million, or 1.8 points, in Six Months 2012 compared to Six Months 2011.

The GAAP underwriting expense ratio in both Second Quarter and Six Months 2012 increased by 1.2 points compared to the prior year periods, primarily driven by expenses associated with our E&S business. As MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until the premiums that we write subsequent to the purchase are earned to support the ongoing expenses of these operations.

Insurance Operations Outlook
The insurance industry has recently demonstrated, for both standard Commercial Lines and Personal Lines, a moderate amount of renewal pricing and increased underwriting discipline in part due to the extreme levels of catastrophe losses and a very low interest rate environment. However, new business, particularly in standard Commercial Lines, remains very competitive. The industry is expected to remain unprofitable as evidenced by A.M. Best's industry combined ratio projection of 102.0% for 2012, including approximately two points of favorable prior year reserve development. Our Insurance Operations segment reported a statutory combined ratio of 106.2% and 102.7% for Second Quarter and Six Months 2012, respectively, as compared to 109.5% and 106.1% in Second Quarter and Six Months 2011, respectively. These combined ratios were significantly impacted by the large amount of catastrophic events that occurred throughout 2012 and 2011.

A.M. Best continues to maintain its negative outlook on the commercial lines sector as widespread significant pricing improvements have not yet materialized. A recent report from the Commercial Lines Insurance Pricing Survey showed that industry pricing increased by 4.6% during the first quarter of 2012. While industry pricing continues to improve, we are on our 13th consecutive quarter of Commercial Lines renewal pure price increases with 6.5% in Second Quarter 2012, and retention continues to be strong at 82%, a two-point increase compared to the prior year period. The 5.8% Commercial Lines renewal pure price increase that we have obtained for Six Months 2012 demonstrates the overall strength of the relationships that we have with our independent agents, even in difficult economic times.

The personal lines market continues to be more receptive to price increases, and A.M. Best has continued to maintain a stable outlook for the sector, citing that capitalization will continue to be strong and rating actions will generally be affirmations. Our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect over the past several years. Personal Lines filed rate increases that were effective for the quarter averaged 6%, while retention remained relatively flat at 87%. As we achieve rate increases in excess of loss trends, we expect Personal Lines profitability to improve.

Given the elevated level of catastrophe losses incurred through Six Months 2012, we expect to generate overall full year statutory and GAAP combined ratios of between 102% and 103%, which include a full-year catastrophe loss assumption of approximately 3.5 points. These combined ratios do not include any assumptions for additional reserve development, favorable or unfavorable. Weighted average shares at year-end 2012 are expected to be approximately 55.6 million. Investment income at year-end 2012 is expected to be $100 to $105 million, after-tax.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended June 30,				Six months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$348,758	303,305	15%		703,384	603,639	17%
NPE	322,256	290,295	11		632,476	577,058	10
Less:
Losses and loss expenses incurred	229,928	216,363	6		435,201	412,385	6
Net underwriting expenses incurred	110,622	95,917	15		219,139	191,564	14
Dividends to policyholders	1,230	1,461	(16)		2,144	2,747	(22)
Underwriting loss	$(19,524)	(23,446)	17%		(24,008)	(29,638)	19%
GAAP Ratios:
Loss and loss expense ratio	71.3%	74.5	(3.2)	pts	68.8	71.5	(2.7)	pts
Underwriting expense ratio	34.4	33.1	1.3		34.7	33.1	1.6
Dividends to policyholders ratio	0.4	0.5	(0.1)		0.3	0.5	(0.2)
Combined ratio	106.1	108.1	(2.0)		103.8	105.1	(1.3)
Statutory Ratios:
Loss and loss expense ratio	71.3	74.5	(3.2)		68.8	71.5	(2.7)
Underwriting expense ratio	33.9	33.2	0.7		33.3	32.4	0.9
Dividends to policyholders ratio	0.4	0.5	(0.1)		0.3	0.5	(0.2)
Combined ratio	105.6%	108.2	(2.6)	pts	102.4%	104.4	(2.0)	pts

•
NPW increases in both Second Quarter and Six Months 2012 were attributable to our newly acquired E&S business coupled with higher renewal premiums in our standard Insurance Operations. In addition, new business in our standard Insurance Operations increased by 25%, or $25.9 million, in Six Months 2012 compared to Six Months 2011. The following provides quantitative information regarding these premium fluctuations:

	Quarter ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011

E&S premiums	$28.3	—	54.1	—
Standard Insurance Operations retention	82%	80%	82%	80%
Standard Commercial Lines renewal pure price increases	6.5%	2.6%	5.8%	2.7%

•
NPE increases in Second Quarter and Six Months 2012 compared to Second Quarter and Six Months 2011 are consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2012 as compared to the twelve-month period ended June 30, 2011.

•
Although the GAAP loss and loss expense ratio improved both in the quarterly and year-to-date periods, results were heavily impacted in both years by catastrophe losses. The following tables provide quantitative information regarding catastrophe losses:

	Second Quarter			Six Months
($ in millions)	Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio		Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio
2012	$18.6	5.8	pts	$22.5	3.6	pts
2011	25.8	8.9		30.8	5.3

•
The increases in the GAAP underwriting expense ratios in both periods was driven by underwriting expenses associated with our E&S business. These expenses, which amounted to $8.5 million in Second Quarter 2012 and $15.6 million in Six Months 2012, added approximately 2.5 points to the expense ratio in both periods. As MUSIC unearned premiums as of the acquisition date were fully ceded, our underwriting expense ratio will be under pressure going forward until the premiums that we write subsequent to the purchase are earned to support the ongoing expenses of these operations. This was partially offset by growth in NPE that has outpaced overhead costs.

The following is a discussion of our most significant standard market commercial lines of business:

General Liability

	Quarter ended June 30,				Six months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	$99,222	90,463	10%		199,850	179,235	12%
Statutory NPE	92,632	85,672	8		182,775	168,238	9
Statutory combined ratio	102.3%	103.0	(0.7)	pts	101.3%	101.7	(0.4)	pts
% of total statutory commercial NPW	28%	30			28%	30

We continue to see improvements in pricing in the general liability line, as our renewal pure price increases were 7.2% and 6.6% in Second Quarter and Six Months 2012, respectively. NPW increased in both periods, which is evidenced by the following:

•	New business was up 13%, or $1.9 million, to $17.2 million in Second Quarter 2012; and 29%, or $8.2 million, to $36.3 million in Six Months 2012;

•	A two-point improvement in retention to approximately 81% in Second Quarter 2012 and Six Months 2012 compared to the same periods last year; and

•
Audit and endorsement premium of $2.4 million and $4.4 million in Second Quarter and Six Months 2012, compared to $0.8 million and return premium of $2.1 million in Second Quarter and Six Months 2011, respectively.

The statutory combined ratio for Second Quarter and Six Months 2012 was flat for this line compared to the same periods last year. While premium increases outpaced loss costs in Second Quarter and Six Months 2012 and there was no prior year development in Second Quarter or Six Months 2012, 2011 was impacted by favorable prior year development of approximately $1 million, or 1.2 points, in Second Quarter 2011 and $4 million, or 2.3 points, in Six Months 2011. The prior year development in 2011 was driven by 2005 through 2009 accident years partially offset by adverse development in the 2010 accident year.

Workers Compensation

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	$66,764	66,705	—%		139,952	134,473	4%
Statutory NPE	66,661	63,855	4		132,472	126,381	5
Statutory combined ratio	112.7%	116.3	(3.6)	pts	111.8%	119.5	(7.7)	pts
% of total statutory commercial NPW	19%	22			20%	22

We continue to see improvements in pricing in the workers compensation line as our renewal pure price increase was 8.7% and 7.8% in Second Quarter and Six Months 2012, respectively. In addition, fluctuations in NPE include the following:

•	New business was down 16%, or $1.9 million, to $10.0 million, in Second Quarter 2012; and up 10%, or $2.2 million, to $25.4 million, in Six Months 2012 compared to the same periods last year;

•	A two-point improvement in retention to 81% in Second Quarter 2012 compared to Second Quarter 2011, and a two-point improvement to 80% in Six Months 2012 compared to Six Months 2011; and

•	Audit and endorsement premium of $3.9 million and $8.4 million in Second Quarter and Six Months 2012, compared to $2.5 million and $1.9 million in Second Quarter and Six Months 2011, respectively.

The improvement in the statutory combined ratio of this line reflects no net prior year development in Second Quarter and Six Months 2012, compared to unfavorable prior year development of $1 million, or 1.6 points, in Second Quarter 2011 and $7 million, or 5.5 points, in Six Months 2011. This prior year development was driven mainly by the 2010 accident year.

Commercial Automobile

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	$74,912	72,740	3%		150,750	144,469	4%
Statutory NPE	71,540	69,199	3		142,024	138,869	2
Statutory combined ratio	96.0%	92.5	3.5	pts	96.3%	92.4	3.9	pts
% of total statutory commercial NPW	21%	24			21%	24

NPW increased on the commercial automobile line of business in both Second Quarter and Six Months 2012 compared to the same periods last year driven by:

•	New business was up 24%, or $5.3 million, to $27.4 million in Six Months 2012;

•	Renewal pure price rate increases of approximately 5% for Second Quarter and Six Months 2012; and

•	A one-point improvement in retention to 82% in Second Quarter 2012 and a two-point improvement to 82% in Six Months 2012.

The increase in the statutory combined ratio was primarily driven by lower favorable casualty prior year development in Second Quarter and Six Months 2012 compared to the same periods last year. Prior year casualty development was as follows:

•
2012: $2 million, or 2.1 points, of favorable development in Second Quarter 2012; and $3 million, or 1.8 points in Six Months 2012 driven by the 2009 accident year, partially offset by accident years 2011 and 2010; and

•	2011: $4 million, or 5.1 points, of favorable development in Second Quarter 2011, and $8 million, or 5.8 points, in Six Months 2011 driven by accident years 2006 through 2009.

Commercial Property

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	$53,195	49,049	8%		106,222	97,380	9%
Statutory NPE	50,377	47,877	5		99,748	96,070	4
Statutory combined ratio	116.3%	130.9	(14.6)	pts	100.3%	108.8	(8.5)	pts
% of total statutory commercial NPW	15%	16			15%	16

NPW for the commercial property line of business increased in both Second Quarter and Six Months 2012 compared to the same periods in 2011 primarily due to:

•	New business was up 17%, or $1.7 million, to $11.9 million, in Second Quarter 2012, and up 42%, or $7.8 million, to $26.0 million in Six Months 2012;

•	An increase in retention of one point, to 81%, in Second Quarter 2012, and a two-point increase, to 81%, in Six Months 2012; and

•	Renewal pure price increases of 5.5% in Second Quarter 2012 and 4.8% in Six Months 2012.

The statutory combined ratio was impacted by catastrophe losses of $14.4 million and $15.8 million in Second Quarter and Six Months 2012, respectively. While still elevated, there was a decrease in catastrophe losses in Second Quarter 2012 of $6.8 million, or 15.7 points, compared to Second Quarter 2011 and a decrease of $9.1 million, or 10.1 points, in Six Months 2012 compared to Six Months 2011.

Personal Lines

Personal Lines	Quarter ended June 30,				Six months ended June 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$76,805	71,198	8%		142,351	132,699	7%
NPE	69,956	65,285	7		138,565	129,865	7
Less:
Losses and loss expenses incurred	57,975	58,192	—		105,608	111,376	(5)
Net underwriting expenses incurred	19,419	17,649	10		37,274	35,551	5
Underwriting loss	$(7,438)	(10,556)	30%		(4,317)	(17,062)	75%
GAAP Ratios:
Loss and loss expense ratio	82.9%	89.1	(6.2)	pts	76.2%	85.8	(9.6)	pts
Underwriting expense ratio	27.7	27.1	0.6		26.9	27.3	(0.4)
Combined ratio	110.6	116.2	(5.6)		103.1	113.1	(10.0)
Statutory Ratios:
Loss and loss expense ratio	82.9	89.2	(6.3)		76.2	85.7	(9.5)
Underwriting expense ratio	26.3	26.1	0.2		27.2	27.6	(0.4)
Combined ratio	109.2%	115.3	(6.1)	pts	103.4%	113.3	(9.9)	pts

NPW increased in Second Quarter and Six Months 2012 compared to Second Quarter and Six Months 2011 primarily due to:

•	Filed rate increases that averaged 5.6% and 5.7% in Second Quarter and Six Months 2012, respectively; and

•	Retention of 86% in Six Months 2012, which was up slightly from last year.

NPE increases in Second Quarter and Six Months 2012, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended June 30, 2012 as compared to the 12-month period ended June 30, 2011.

Although the GAAP loss and loss expense ratio improved both in the quarterly and year-to-date periods, results were heavily impacted in both years by catastrophe losses. The following tables provide quantitative information regarding catastrophe losses:

	Second Quarter			Six Months
($ in millions)	Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio		Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio
2012	$11.6	16.5	pts	$14.6	10.5	pts
2011	12.3	18.9		14.1	10.9

The Second Quarter and Six Months 2012 loss and loss expenses ratio also reflects favorable prior year casualty development. We experienced favorable prior year casualty development of 1.5 points in both Second Quarter and Six Months 2012, driven by the homeowners line of business, compared to adverse development of 0.8 points and 0.5 points in Second Quarter and Six Months 2011, respectively, which was driven by the personal auto line of business. The Six Month 2012 reduction in the loss and loss expense ratio was also reflective of a decrease in non-catastrophe property losses of $4.4 million, or 5.3 points.

Reinsurance

We use reinsurance to protect our capital resources and insure us against losses on property and casualty risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our insurance subsidiaries ("Pooling Agreement") in which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that our Insurance Operations issue to insureds.

Pooling Agreement
The primary purposes of the Pooling Agreement are the following:

•	Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•	Prevent any of our insurance subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the insurance subsidiaries to obtain a uniform rating from A.M. Best.

Under the Pooling Agreement, as of June 30, 2012, the following Insurance Subsidiaries mutually reinsured all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary's name on the table below:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America	44.5%
Selective Way Insurance Company	21.0%
Selective Insurance Company of South Carolina	9.0%
Selective Insurance Company of the Southeast	7.0%
Selective Insurance Company of New York	7.0%
Selective Auto Insurance Company of New Jersey	6.0%
Mesa Underwriters Specialty Insurance Company	5.0%
Selective Insurance Company of New England	0.5%

On July 1, 2012, the Pooling Agreement was amended to add two newly-formed insurance companies, Selective Casualty Insurance Company and Selective Fire and Casualty Insurance Company with the following revised percentages:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America	32.0%
Selective Way Insurance Company	21.0%
Selective Insurance Company of South Carolina	9.0%
Selective Insurance Company of the Southeast	7.0%
Selective Insurance Company of New York	7.0%
Selective Casualty Insurance Company(1)	7.0%
Selective Auto Insurance Company of New Jersey	6.0%
Mesa Underwriters Specialty Insurance Company	5.0%
Selective Insurance Company of New England	3.0%
Selective Fire and Casualty Insurance Company(1)	3.0%

(1) Anticipated to begin writing business on January 1, 2013.

Reinsurance Treaties and Arrangement
We successfully completed negotiations of our July 1, 2012 excess of loss treaties with highlights as follows:

Property Excess of Loss
The property excess of loss treaty (“Property Treaty”) was renewed with terms providing for per risk coverage of $38.0 million in excess of a $2.0 million retention. The prior treaty term provided per risk coverage of $28.0 million in excess of a $2.0 million retention. The per occurrence cap on the total program is $84.0 million;

•
The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second $30.0 million in excess of $10.0 million layer, increased to $120.0 million from $80.0 million; and

•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) was renewed with substantially the same terms as the expiring treaty providing the following per occurrence coverage:

•	The first through the sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention, consistent with the prior year treaty;

•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses; and

•	Annual aggregate terrorism limits remain the same as the prior year treaty at $201.0 million.

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

Total Invested Assets
($ in thousands)	June 30, 2012	December 31, 2011	Change %
Total invested assets	$4,175,987	4,112,421	2%
Unrealized gain – before tax	171,694	149,612	15
Unrealized gain – after tax	111,601	97,248	15

The increase in our investment portfolio compared to year-end 2011 was driven primarily by: (i) operating cash flows generated from Insurance Operations; and (ii) valuation improvements on securities in our available-for-sale (“AFS”) portfolio. The cash generated from our Insurance Operations in Six Months 2012 was used to invest primarily in corporate securities within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	June 30, 2012	December 31, 2010
U.S. government obligations	7%	9%
Foreign government obligations	1	1
State and municipal obligations	31	30
Corporate securities	34	31
Mortgage-backed securities (“MBS”)	15	15
Asset-backed securities (“ABS”)	2	2
Total fixed maturity securities	90	88
Equity securities	4	4
Short-term investments	3	5
Other investments	3	3
Total	100%	100%

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of June 30, 2012 was 3.4 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield and limit interest rate risk. We are currently experiencing pressure on our yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with the lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation. In Second Quarter 2012, we increased purchases of municipal bonds, MBS and investment-grade corporate bonds due to attractive risk/return opportunities in those sectors.

Our fixed maturity securities portfolio maintains a weighted average credit rating of “AA-” as of June 30, 2012. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	June 30, 2012	December 31, 2011
Aaa/AAA	15%	14%
Aa/AA	49	52
A/A	25	24
Baa/BBB	9	9
Ba/BB or below	2	1
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$288.0	19.1	AA+	353.8	20.3	AA+
Foreign government obligations	42.8	1.2	AA	34.2	0.5	AA
State and municipal obligations	736.5	41.3	AA	622.7	44.4	AA
Corporate securities	1,348.7	65.6	A	1,213.3	44.9	A
MBS	612.2	19.2	AA	594.5	19.2	AA
Asset-backed securities ("ABS")	94.8	1.8	AAA	78.9	1.2	AAA
Total AFS fixed maturity portfolio	$3,123.0	148.2	AA-	2,897.4	130.5	AA-
State and Municipal Obligations:
General obligations	$327.2	20.3	AA+	282.6	22.1	AA+
Special revenue obligations	409.3	21.0	AA	340.1	22.3	AA
Total state and municipal obligations	$736.5	41.3	AA	622.7	44.4	AA
Corporate Securities:
Financial	$430.3	13.9	A	379.0	3.7	A
Industrials	95.9	7.3	A	86.9	6.1	A-
Utilities	89.8	4.8	A-	75.6	3.5	BBB+
Consumer discretion	124.6	6.9	BBB+	104.3	4.9	BBB+
Consumer staples	148.8	8.2	A	137.3	6.9	A
Healthcare	160.3	9.7	A+	145.0	8.3	AA-
Materials	66.7	4.0	A-	66.5	2.5	A-
Energy	88.0	3.9	A-	77.9	3.3	A-
Information technology	81.3	3.1	A	74.3	2.6	A
Telecommunications services	51.6	2.4	BBB+	50.9	1.5	BBB+
Other	11.4	1.4	AA+	15.6	1.6	AA+
Total corporate securities	$1,348.7	65.6	A	1,213.3	44.9	A
MBS:
Government guaranteed agency commercial MBS ("CMBS")	$67.0	3.5	AA+	72.9	5.0	AA+
Non-agency CMBS	51.1	(1.4)	A+	39.7	(0.3)	A-
Government guaranteed agency residential MBS ("RMBS")	102.6	4.8	AA+	98.2	4.7	AA+
Other agency RMBS	340.1	11.8	AA+	339.1	10.8	AA+
Non-agency RMBS	44.6	0.4	BBB+	37.1	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	6.8	0.1	AA+	7.5	—	AA+
Total MBS	$612.2	19.2	AA	594.5	19.2	AA
ABS:
ABS	$93.5	1.8	AAA	77.5	1.3	AAA
Alt-A ABS[3]	0.7	—	D	0.7	—	D
Sub-prime ABS[2,3]	0.6	—	D	0.7	(0.1)	D
Total ABS	$94.8	1.8	AAA	78.9	1.2	AAA

[1]	U.S. government obligations include corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

[3]	Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at June 30, 2012 and December 31, 2011:

June 30, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.4	5.5	(0.1)	0.2	0.1	AA+
State and municipal obligations	599.3	566.6	32.7	9.3	42.0	AA
Corporate securities	62.0	56.7	5.3	(1.3)	4.0	A
MBS	13.8	8.4	5.4	(1.4)	4.0	AA-
ABS	7.5	6.3	1.2	(1.2)	—	A
Total HTM portfolio	$688.0	643.5	44.5	5.6	50.1	AA
State and Municipal Obligations:
General obligations	$196.0	186.6	9.4	5.0	14.4	AA
Special revenue obligations	403.3	380.0	23.3	4.3	27.6	AA
Total state and municipal obligations	$599.3	566.6	32.7	9.3	42.0	AA
Corporate Securities:
Financial	$15.6	14.0	1.6	(1.0)	0.6	BBB+
Industrials	19.1	17.4	1.7	(0.3)	1.4	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A
Consumer discretion	4.8	4.6	0.2	0.1	0.3	AA
Consumer staples	5.0	5.0	—	—	—	A
Materials	2.1	2.0	0.1	—	0.1	BBB
Total corporate securities	$62.0	56.7	5.3	(1.3)	4.0	A
MBS:
Non-agency CMBS	$13.8	8.4	5.4	(1.4)	4.0	AA-
Total MBS	$13.8	8.4	5.4	(1.4)	4.0	AA-
ABS:
ABS	$5.2	4.6	0.6	(0.4)	0.2	BBB+
Alt-A ABS	2.3	1.7	0.6	(0.8)	(0.2)	AAA
Total ABS	$7.5	6.3	1.2	(1.2)	—	A

December 31, 2011
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	657.4	626.0	31.4	11.9	43.3	AA
Corporate securities	69.5	62.6	6.9	(2.2)	4.7	A
MBS	17.7	11.5	6.2	(3.0)	3.2	AA-
ABS	7.9	6.6	1.3	(1.4)	(0.1)	A
Total HTM portfolio	$758.0	712.3	45.7	5.6	51.3	AA
State and Municipal Obligations:
General obligations	$214.8	205.3	9.5	6.3	15.8	AA
Special revenue obligations	442.6	420.7	21.9	5.6	27.5	AA
Total state and municipal obligations	$657.4	626.0	31.4	11.9	43.3	AA
Corporate Securities:
Financial	$20.7	18.5	2.2	(1.5)	0.7	A-
Industrials	20.3	17.8	2.5	(0.7)	1.8	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A+
Consumer discretion	5.9	5.6	0.3	0.1	0.4	AA-
Consumer staples	5.1	5.0	0.1	—	0.1	A
Materials	2.1	2.0	0.1	—	0.1	BBB
Total corporate securities	$69.5	62.6	6.9	(2.2)	4.7	A
MBS:
Non-agency CMBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
Total MBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
ABS:
ABS	$5.6	5.0	0.6	(0.5)	0.1	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.6	1.3	(1.4)	(0.1)	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of June 30, 2012:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings With Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$315,753	AA-	AA-
Assured Guaranty	213,425	AA	AA-
Ambac Financial Group, Inc.	89,635	AA-	AA-
Other	15,025	AA	AA-
Total	$633,838	AA-	AA-

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at June 30, 2012:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas	$79,433	1,120	54,345	134,898	AA+
Washington	49,282	7,084	35,592	91,958	AA
New York	3,564	—	81,363	84,927	AA+
Arizona	7,189	—	65,353	72,542	AA
Colorado	34,405	1,775	21,929	58,109	AA-
Florida	—	3,619	50,243	53,862	A+
Illinois	20,353	—	27,397	47,750	AA-
Ohio	13,398	7,133	22,818	43,349	AA
North Carolina	13,791	3,724	24,259	41,774	AA
Missouri	17,017	—	21,052	38,069	AA+
Other	118,756	105,032	357,350	581,138	AA
	357,188	129,487	761,701	1,248,376	AA
Pre-refunded/escrowed to maturity bonds	24,340	12,170	50,901	87,411	AA
Total	$381,528	141,657	812,602	1,335,787	AA

There has been recent concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 42% maturing within three years, and another 33% maturing between three and five years. The weightings of the municipal bond portfolio are: 61% of high-quality revenue bonds that have dedicated revenue streams, 29% of local general obligation bonds, and 10% of state general obligation bonds. In addition, approximately 7% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the maturity of the bonds. Our largest state exposure is to Texas, at 10% excluding the impact of pre-refunded bonds.  Of the $79 million in local Texas general obligation bonds, $35 million represents investments in Texas Permanent School Fund bonds, which are considered to be of lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2011. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2011 Annual Report.

Our top Eurozone exposures as of June 30, 2012 were as follows:

June 30, 2012
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$22.8	1.0	—	23.8
Germany	5.2	11.0	—	16.2
France	12.9	—	—	12.9
Luxembourg	8.4	—	—	8.4
Spain	4.7	—	—	4.7
Finland	—	3.1	—	3.1
Ireland	—	—	1.3	1.3
Other	—	3.2	—	3.2
Total	$54.0	18.3	1.3	73.6
Average Credit Rating[1]	A	AAA	N/A	A+

[1]	Total credit rating of Eurozone exposure excludes equity securities.

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2011 and continues to cause market volatility in 2012.  The sovereign debt crisis has been particularly concentrated in the Eurozone and a number of member countries have been repeatedly downgraded by the major ratings agencies.  The crisis has placed strains on the stability of the Euro currency as the European Central Bank struggled to supply liquidity to member nations and their banks.  As of June 30, 2012, we had no direct exposure to issuers domiciled in Italy, Greece, or Portugal, three of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Of the $54.0 million in Eurozone corporate securities in our portfolio, $33.7 million is in the banking and financial sector and carries an average credit quality of A+.  Outside of the effect foreign currency exchange rates have on the underlying investments, we have minimal exposure to Euro depreciation/appreciation.

Equity Securities
Our equity securities portfolio was 4% of invested assets as of June 30, 2012, a consistent level compared to year end 2011. Our 2011 transition into a high-dividend yield equities strategy within this portfolio resulted in dividend income in Six Months 2012 that is more than twice the income that was reported in the same period last year. In Six Months 2012, we rebalanced our holdings within this portfolio, generating net proceeds of $17.8 million with net realized gains of $4.3 million.

Other Investments
As of June 30, 2012, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2012 Remaining Commitment
($ in thousands)	June 30, 2012	December 31, 2011
Alternative Investments:
Secondary private equity	$29,596	30,114	8,651
Private equity	23,739	21,736	3,984
Energy/power generation	21,578	25,913	10,383
Distressed debt	14,702	16,953	2,986
Real estate	12,961	13,767	10,473
Mezzanine financing	11,146	8,817	23,435
Venture capital	7,856	7,248	800
Total alternative investments	121,578	124,548	60,712
Other securities	3,962	3,753	1,494
Total other investments	$125,540	128,301	62,206

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $62.2 million in these alternative investments through commitments that currently expire at various dates through 2022. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report. In addition, for information on current year activity, refer to Note 6. "Investments" of this Form 10-Q.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
Fixed maturity securities	$31,759	32,752	63,109	65,875
Equity securities	1,280	785	2,517	1,102
Short-term investments	29	33	67	95
Other investments	2,963	7,900	4,963	19,541
Miscellaneous income	25	22	64	47
Investment expenses	(2,050)	(2,147)	(4,086)	(3,842)
Net investment income earned – before tax	34,006	39,345	66,634	82,818
Net investment income tax expense	(8,296)	(9,925)	(16,149)	(21,273)
Net investment income earned – after tax	25,710	29,420	50,485	61,545
Effective tax rate	24.4%	25.2%	24.2%	25.7%
Annual after-tax yield on fixed maturity securities			2.6	2.8
Annual after-tax yield on investment portfolio			2.4	3.1

Net investment income earned, before tax, decreased by $5.3 million for Second Quarter 2012 compared to Second Quarter 2011 and decreased by $16.2 million for Six Months 2012 compared to Six Months 2011. These decreases were primarily driven by lower income from our alternative investments within our investment portfolio of $4.7 million and $14.1 million in Second Quarter 2012 and Six Months 2012, respectively. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag.

Realized Gains and Losses
Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
HTM fixed maturity securities
Gains	$2	8	155	9
Losses	(25)	(108)	(106)	(322)
AFS fixed maturity securities
Gains	368	1,947	773	2,354
Losses	(74)	—	(117)	(7)
AFS equity securities
Gains	—	468	4,775	6,671
Losses	—	—	(428)	—
Short-term investments
Losses	—	—	(2)	—
Other Investments
Gains	1	—	1	—
Total other net realized investment gains	272	2,315	5,051	8,705
Total OTTI charges recognized in earnings	(94)	(169)	(515)	(799)
Total net realized gains	178	2,146	4,536	7,906

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

There were no securities sold at a loss during Second Quarter 2012.  In Six Months 2012, certain equity securities were sold at a loss that were in a continuous loss position for three months or less prior to their sale. The fair value of these securities as of their sale date was $3.2 million with related realized losses of $0.3 million.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2012	2011	2012	2011
AFS securities
Obligations of state and political subdivisions	$—	—	—	17
Corporate securities	—	—	—	244
ABS	30	—	62	—
CMBS	—	142	108	472
RMBS	64	27	174	66
Total AFS securities	94	169	344	799
Equity securities	—	—	171	—
Total OTTI charges recognized in earnings	$94	169	515	799

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

Unrealized/Unrecognized Losses
As evidenced by the table below, our unrealized/unrecognized loss positions improved by $1.9 million as of June 30, 2012 compared to December 31, 2011 as follows:

($ in thousands)
June 30, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
—	80% - 99%	$6,817	—	80% - 99%	$10,166
—	60% - 79%	1,580	—	60% - 79%	—
—	40% - 59%	342	—	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$8,739			$10,635

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report. We have concluded that these securities are temporarily impaired as of June 30, 2012. For additional information regarding the unrealized/unrecognized losses between our AFS and HTM portfolios, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at June 30, 2012 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$18,704	17,949
Due after one year through five years	80,603	77,209
Due after five years through ten years	59,985	58,917
Due after ten years	41,413	41,032
Total	$200,705	195,107

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at June 30, 2012 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$6,486	6,476
Due after one year through five years	8,516	8,172
Total	$15,002	14,648

Investments Outlook
According to the Bureau of Economic Analysis, real gross domestic product increased at a 1.9% annual rate in the first quarter of 2012 compared to the 1.7% annual increase for 2011. The labor market strength exhibited in the first quarter has weakened in Second Quarter 2012 with the Bureau of Labor Statistics reporting an increase of 80,000 jobs in June and an unemployment rate of 8.2%. The risk factors causing economic concern remain relatively consistent with last year, namely slower global growth rates, domestic housing market overhang, sovereign debt stability, and U.S. fiscal uncertainty in a Presidential election year. Volatility in equity and bond markets returned during Second Quarter 2012. The Federal Reserve continues to maintain an accommodative monetary policy and interest rates remain low. The outlook for 2012 reflects the continuing challenge for the fixed maturity securities portfolio to maintain credit quality while overcoming the spread between maturing assets and the reinvestment rate available.

Our fixed maturity securities strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high-quality instruments, including additions to investment grade corporate bonds and municipal bonds with diversified maturities to manage incremental interest rate risk. We may opportunistically invest in below investment grade securities to take advantage of risk adjusted return opportunities.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $136.0 million at June 30, 2012, primarily comprised of $22.3 million at Selective Insurance Group, Inc. (the “Parent”) and $113.7 million at the Insurance Subsidiaries. Short-term investments are generally maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners.

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

We currently anticipate the Insurance Subsidiaries paying approximately $196 million in total dividends to the Parent in 2012, of which $28.5 million was paid through Second Quarter 2012, compared to our allowable ordinary maximum dividend amount of approximately $108 million. Subsequent to June 30, 2012, an extraordinary cash and property dividend of approximately $139 million was paid to the Parent from Selective Insurance Company of America to capitalize the formation of two additional New Jersey domiciled insurance companies and the re-domestication of Selective Insurance Company of New England from Maine to New Jersey.

Any dividends to the Parent continue to be subject to the approval and/or review of the insurance regulators in the respective domiciliary states under insurance holding company acts, and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 6. “Stockholders' Equity and Other Comprehensive Income (Loss)” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

The Parent had no private or public issuances of stock or debt during 2012 and there were no borrowings under its $30 million line of credit (“Line of Credit”). The Indiana Subsidiaries’ membership in the FHLBI provides these companies with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The Parent’s Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI as long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year. For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.” All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 6, “Investments” in Item 1. “Financial Statements” of this Form 10-Q. The Indiana Department of Insurance has approved lending agreements from each of the Indiana Subsidiaries to the Parent for up to 10% of the admitted assets of the respective Indiana Subsidiary. At June 30, 2012, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $58 million. The Indiana Subsidiaries have the ability to borrow an aggregate of approximately $26 million more from the FHLBI until the Line of Credit maximum borrowings of 10% of admitted assets is reached. In addition, pursuant to the lending agreements between the Indiana Subsidiaries and the Parent, additional borrowings by the Parent from the Indiana Subsidiaries are limited to approximately $18 million.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity securities portfolio, excluding short-term investments, was 3.4 years as of June 30, 2012, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties. This Line of Credit provides the Parent an additional source of short-term liquidity, if needed. The interest rate on our Line of Credit varies and is based on the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of June 30, 2012 or at any time during 2012.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2012	Actual as of June 30, 2012
Consolidated net worth	$803 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.8%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2012, we had statutory surplus and GAAP stockholders’ equity of $1.1 billion. We had total debt of $307.4 million at June 30, 2012, which equates to a debt-to-capital ratio of 22.1%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $19.75 as of June 30, 2012, from $19.45 as of December 31, 2011, primarily driven by: (i) net income, which led to an increase in book value per share of $0.33; and (ii) an increase in unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.26. Partially offsetting these increases were the impact of dividends paid to our shareholders, which resulted in a decrease in book value per share of $0.26.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best and Company ("A.M. Best"). In Second Quarter 2012, A.M. Best lowered our rating to “A (Excellent),” their third highest of 15 ratings, with a “stable” outlook. The change resulted from their assessment of our operating performance over the most recent five-year period relative to the commercial casualty composite index despite recognizing that recent performance has been negatively impacted by record catastrophic and weather-related losses. They cited solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, and our strong independent agency relationships in support of the “A (Excellent)” rating. We have been rated “A” or higher by A.M. Best for the past 82 years. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Ratings by other major rating agencies are as follows:

•
S&P Insurance Rating Services - S&P cites our strong competitive position in Mid-Atlantic markets, effective use of well-developed predictive modeling and agency interface technology, strong financial flexibility, and strong capital adequacy in support of our “A” financial strength rating and outlook of stable.

•
Moody's Investor Service (“Moody's”) - Moody's cited our strong regional franchise with established independent agency support, along with good risk adjusted capitalization and moderate financial leverage in support of our financial strength rating of “A2” with a stable outlook.  Their outlook reflects the expectation that we will continue to employ our technologically-based risk management process to identify and manage underperforming segments, while maintaining pricing discipline and reserve adequacy.

•
Fitch Ratings - Our “A+” rating and outlook of stable was reaffirmed in Second Quarter 2012, citing our disciplined underwriting culture, conservative balance sheet with very good capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P and Moody's financial strength ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Off-Balance Sheet Arrangements
At June 30, 2012 and December 31, 2011, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2011. We expect to have the capacity to repay and/or refinance these obligations as they come due.

At June 30, 2012, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $62.2 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2011 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, and financial condition. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of our common stock, or changing stockholders’ dividends. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2011 Annual Report other than as discussed below.

We face risks regarding our flood business because of uncertainties regarding the funding of the National Flood Insurance Program (“NFIP”).

Selective is the sixth largest insurance group participating in the write-your-own (“WYO”) arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency ("FEMA") in the U.S. Department of Homeland Security. For WYO participation, Selective receives an expense allowance, or servicing fee, for policies written and claims serviced. Currently, the expense allowance is 30.4%. The servicing fee is the combination of 1% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current spending. In July 2012, the President signed a law extending the NFIP until September 30, 2017.  The new legislation: (i) increases the limit that the NFIP can raise premiums annually from 10% to 20%; (ii) requires a four-year phase-in to actuarial rates for specific types of pre-FIRM (Flood Insurance Rate Map) properties, specifically non-primary residences, severe repetitive loss properties, properties where flood losses exceed property values, business properties and any property that has sustained substantial damage; (iii) increases the minimum annual deductibles for pre-FIRM properties; and (iv) allows FEMA to accept installment plans to pay premiums.  The legislation directs FEMA to develop a Named Storm Event Model to generate post-event assessments for allocating loss between wind and water for indeterminate claims.  The legislation also directs FEMA to conduct studies on the viability of reinsurance capacity in the market, and clarifies that FEMA is authorized to secure reinsurance in the private market. We will continue monitoring developments in Washington regarding reform proposals to the NFIP, particularly regarding any changes to the fee structure. We cannot predict whether future proposals will be adopted or, if adopted, what impact their adoption could have on our business, financial condition, or results of operations.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may be different from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states, however, NFIP is a federal program and there may be instances where requirements placed on WYO carriers by NFIP are not consistent with the regulations of a particular state. Consequently, we have the risk that our regulator's position may conflict with NFIP's position on the same issue.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.

We are rated on our financial strength, primarily our ability to pay claims, by various Nationally Recognized Statistical Rating Organizations (“NRSROs”). Following the acquisition of MUSIC, the newly-acquired company was included in our Insurance Subsidiaries' intercompany pooling agreement. As a result, the financial strength ratings from A.M. Best and Fitch include MUSIC, while S&P and Moody's Investor Service have not yet taken any rating action on MUSIC. The financial strength ratings are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A”	Stable
S&P	“A”	Stable
Moody's Investor Service	“A2”	Stable
Fitch	“A+”	Stable

A significant rating downgrade, particularly from A.M. Best, could:  (i) affect our ability to write new business with customers, some of whom are required under various third-party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wachovia Bank, National Association (“Line of Credit”). The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“bbb+”	Stable
S&P	“BBB”	Stable
Moody's Investor Services	“Baa2”	Stable
Fitch	“A-”	Stable

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive to access capital markets.

Because of the difficulties experienced by many financial institutions during the recent credit crisis, including insurance companies, and the public criticism of NRSROs, we believe it is possible that the NRSROs:  (i) will heighten their level of scrutiny of financial institutions; (ii) will increase the frequency and scope of their reviews; and (iii) may adjust upward the capital and other requirements employed in their models for maintaining certain rating levels. We cannot predict possible actions NRSROs may take regarding their ratings that could adversely affect our business or the possible actions we may take in response to any such action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in Second Quarter 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 1 – 30, 2012	4,199	$17.45	—	—
May 1 – 31, 2012	—	—	—	—
June 1 – 30, 2012	807	17.04	—	—
Total	5,006	$17.38	—	—

[1]
During Second Quarter 2012, 1,009 shares were purchased from employees in connection with the vesting of restricted stock units and 3,997 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Parent’s 2005 Omnibus Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 26, 2012
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 26, 2012
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)