Form 10-Q
period 2012-09-30
SELECTIVE INSURANCE GROUP INC
filed 2012-10-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or

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
Yes ☐          No ☒
As of September 30, 2012, there were 55,001,360 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2012	December 31, 2011
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $646,035 – 2012; $758,043 – 2011)	$600,716	712,348
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,091,740 – 2012; $2,766,856 – 2011)	3,269,960	2,897,373
Equity securities, available-for-sale – at fair value (cost: $127,867 – 2012; $143,826 – 2011)	155,577	157,355
Short-term investments (at cost which approximates fair value)	184,878	217,044
Other investments	122,081	128,301
Total investments	4,333,212	4,112,421
Cash	315	762
Interest and dividends due or accrued	35,541	35,842
Premiums receivable, net of allowance for uncollectible accounts of: $3,684 – 2012; $3,768 – 2011	519,953	466,294
Reinsurance recoverables, net	482,579	561,855
Prepaid reinsurance premiums	138,785	147,686
Current federal income tax	6,349	731
Deferred federal income tax	91,916	119,486
Property and equipment – at cost, net of accumulated depreciation and amortization of: $167,052 – 2012; $160,294 – 2011	45,969	43,947
Deferred policy acquisition costs	161,505	135,761
Goodwill	7,849	7,849
Other assets	55,968	52,835
Total assets	$5,879,941	5,685,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses	$3,103,111	3,144,924
Unearned premiums	1,017,076	906,991
Notes payable	307,380	307,360
Accrued salaries and benefits	124,662	119,297
Other liabilities	203,334	148,569
Total liabilities	$4,755,563	4,627,141

Stockholders’ Equity:
Preferred stock of $0 par value per share: Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share Authorized shares 360,000,000 Issued: 98,014,074 – 2012; 97,246,711 – 2011	196,028	194,494
Additional paid-in capital	267,527	257,370
Retained earnings	1,131,115	1,116,319
Accumulated other comprehensive income	85,011	42,294
Treasury stock – at cost (shares: 43,012,714 – 2012; 42,836,201 – 2011)	(555,303)	(552,149)
Total stockholders’ equity	1,124,378	1,058,328
Commitments and contingencies
Total liabilities and stockholders’ equity	$5,879,941	5,685,469

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,			Nine Months ended September 30,
($ in thousands, except per share amounts)	2012	2011		2012	2011
Revenues:
Net premiums earned	$406,225	358,963		$1,177,266	1,065,886
Net investment income earned	30,650	35,786		97,284	118,604
Net realized gains (losses):
Net realized investment gains	1,856	498		6,907	9,203
Other-than-temporary impairments	(921)	(2,693)		(1,218)	(3,062)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(2,023)	150		(2,241)	(280)
Total net realized gains (losses)	(1,088)	(2,045)		3,448	5,861
Other income	1,085	1,365		7,129	6,744
Total revenues	436,872	394,069		1,285,127	1,197,095

Expenses:
Losses and loss expenses incurred	272,251	305,958		813,060	829,719
Policy acquisition costs	131,849	116,111		391,026	346,318
Interest expense	4,725	4,559		14,148	13,675
Other expenses	7,733	4,924		24,080	18,807
Total expenses	416,558	431,552		1,242,314	1,208,519

Income (loss) from continuing operations before federal income tax	20,314	(37,483)		42,813	(11,424)

Federal income tax expense (benefit):
Current	(5,088)	(20,001)		1,590	(12,614)
Deferred	7,128	(164)		4,568	(3,459)
Total federal income tax expense (benefit)	2,040	(20,165)		6,158	(16,073)

Net income (loss) from continuing operations	$18,274	(17,318)		$36,655	4,649

Loss on disposal of discontinued operations, net of tax $(350) in Third Quarter and Nine Months 2011	—	(650)	—	—	(650)

Net income (loss)	18,274	(17,968)		36,655	3,999

Earnings per share:
Basic net income (loss) from continuing operations	$0.33	(0.32)		$0.67	0.08
Basic net loss from disposal of discontinued operations	—	(0.01)		—	(0.01)
Basic net income (loss)	$0.33	(0.33)		$0.67	0.07

Diluted net income (loss) from continuing operations	$0.33	(0.32)		$0.66	0.08
Diluted net loss from disposal of discontinued operations	—	(0.01)		—	(0.01)
Diluted net income (loss)	$0.33	(0.33)		$0.66	0.07

Dividends to stockholders	0.13	0.13		0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Net income (loss)	$18,274	(17,968)	$36,655	3,999

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	23,803	9,564	41,777	28,521
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	1,320	(53)	1,633	336
Amortization of net unrealized gains on held-to-maturity securities	537	(432)	(422)	(2,013)
Less: reclassification adjustment for gains included in net income	(81)	1,239	(3,056)	(3,891)
Total unrealized gains on investment securities	25,579	10,318	39,932	22,953

Defined benefit pension plans:
Amortization of net actuarial loss included in net income	904	678	2,712	2,114
Amortization of prior service cost included in net income	24	24	73	73
Total defined benefit pension plans	928	702	2,785	2,187
Other comprehensive income	26,507	11,020	42,717	25,140
Comprehensive income (loss)	$44,781	(6,948)	$79,372	29,139

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Nine Months ended September 30,
($ in thousands)	2012	2011
Common stock:
Beginning of year	$194,494	192,725
Dividend reinvestment plan (shares: 68,640 – 2012; 74,777 – 2011)	137	150
Stock purchase and compensation plans (shares: 698,723 – 2012; 607,059 – 2011)	1,397	1,214
End of period	196,028	194,089

Additional paid-in capital:
Beginning of year	257,370	244,613
Dividend reinvestment plan	1,064	1,066
Stock purchase and compensation plans	9,093	8,260
End of period	267,527	253,939

Retained earnings:
Beginning of year, as previously reported	1,116,319	1,176,155
Add: Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for deferred policy acquisition costs (Note 4)	—	(53,068)
Balance at beginning of year, as adjusted	1,116,319	1,123,087
Net income	36,655	3,999
Dividends to stockholders ($0.39 per share – 2012 and 2011)	(21,859)	(21,579)
End of period	1,131,115	1,105,507

Accumulated other comprehensive income:
Beginning of year	42,294	7,024
Other comprehensive income	42,717	25,140
End of period	85,011	32,164

Treasury stock:
Beginning of year	(552,149)	(549,408)
Acquisition of treasury stock (shares: 176,513 – 2012; 137,667 – 2011)	(3,154)	(2,537)
End of period	(555,303)	(551,945)
Total stockholders’ equity	$1,124,378	1,033,754

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended September 30,
($ in thousands)	2012	2011
Operating Activities
Net income	$36,655	3,999

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,386	25,260
Loss on disposal of discontinued operations	—	650
Stock-based compensation expense	6,263	6,383
Undistributed losses (income) of equity method investments	1,090	(1,793)
Net realized gains	(3,448)	(5,861)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	37,463	100,584
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	119,269	67,816
Increase in net federal income taxes	(1,050)	(9,426)
Increase in premiums receivable	(53,659)	(63,764)
Increase in deferred policy acquisition costs	(25,744)	(10,828)
Decrease in interest and dividends due or accrued	721	1,943
Increase (decrease) in accrued salaries and benefits	5,365	(2,448)
Increase (decrease) in accrued insurance expenses	299	(6,772)
Other-net	15,144	20,817
Net adjustments	131,099	122,561
Net cash provided by operating activities	167,754	126,560

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(676,408)	(350,140)
Purchase of equity securities, available-for-sale	(41,004)	(148,104)
Purchase of other investments	(9,050)	(11,778)
Purchase of short-term investments	(1,231,519)	(1,030,834)
Purchase of subsidiary	255	—
Sale of subsidiary	600	919
Sale of fixed maturity securities, available-for-sale	92,170	85,773
Sale of short-term investments	1,263,684	1,029,178
Redemption and maturities of fixed maturity securities, held-to-maturity	91,665	138,907
Redemption and maturities of fixed maturity securities, available-for-sale	297,980	95,951
Sale of equity securities, available-for-sale	58,749	59,991
Distributions from other investments	13,910	15,666
Sale of other investments	1	16,357
Purchase of property and equipment	(9,382)	(8,932)
Net cash used in investing activities	(148,349)	(107,046)

Financing Activities
Dividends to stockholders	(20,188)	(19,863)
Acquisition of treasury stock	(3,154)	(2,537)
Net proceeds from stock purchase and compensation plans	2,586	2,718
Excess tax benefit (expense) from share-based payment arrangements	904	(190)
Net cash used in financing activities	(19,852)	(19,872)
Net decrease in cash	(447)	(358)
Cash, beginning of year	762	645
Cash, end of period	$315	287

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

We report our business in two operating segments:

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the third quarters ended September 30, 2012 (“Third Quarter 2012”) and September 30, 2011 (“Third Quarter 2011”) and the nine-month periods ended September 30, 2012 ("Nine Months 2012") and September 30, 2011 ("Nine Months 2011"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

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

The following tables provide select restated financial information:

Balance Sheet Information December 31, 2011
($ in thousands)	As Originally Reported	Effect of Change	As Adopted
Deferred policy acquisition costs	$214,069	(78,308)	135,761
Deferred federal income tax recoverable [1]	92,078	27,408	119,486
Retained earnings	1,167,219	(50,900)	1,116,319

1 Included in the deferred federal income tax recoverable amount is an adjustment of $0.6 million reflecting the revaluation of a deferred tax asset acquired as part of the purchase of Mesa Underwriters Specialty Insurance Company ("MUSIC" ). For additional information, see Footnote 14, "Federal Income Taxes" below.

Income Statement Information Quarter ended September 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
Policy acquisition costs	$119,456	(3,345)	116,111
Deferred federal income tax expense (benefit)	(1,335)	1,171	(164)
Net income (loss)	(20,142)	2,174	(17,968)
Net income (loss) per share:
Basic	$(0.37)	0.04	(0.33)
Diluted	(0.37)	0.04	(0.33)

Income Statement Information Nine months ended September 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
Policy acquisition costs	$346,729	(411)	346,318
Deferred federal income tax expense (benefit)	(3,603)	144	(3,459)
Net income (loss)	$3,732	267	3,999
Net income (loss) per share:
Basic	$0.07	—	0.07
Diluted	0.07	—	0.07

Cash Flow Information Nine months ended September 30, 2011
($ in thousands, except per share amounts)	As Originally Reported	Effect of Change	As Adopted
(Increase) decrease in deferred policy acquisition costs	$(10,417)	(411)	(10,828)
Increase (decrease) in net federal income taxes recoverable	(9,570)	144	(9,426)

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. Based on an amendment issued in December 2011, companies are not required to present separate line items on the income statement for reclassification adjustments out of accumulated other comprehensive income into net income, as would have been required under the initial ASU. This guidance, which is ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, is effective concurrently with ASU 2011-05. We have retroactively restated our financial statements in this Form 10-Q to comply with the presentation required under this accounting guidance.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"), which simplifies the requirements to test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, then it is required to perform the quantitative impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. The adoption of this guidance did not impact our financial condition or results of operation.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely or not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 was effective for annual and interim intangible impairment tests performed for fiscal years beginning on, or after, September 15, 2012, and early adoption was permitted. The adoption of this guidance did not impact our financial condition or results of operation.

NOTE 5. Statements of Cash Flow
Cash paid during the nine month periods ended September 30, 2012 and September 30, 2011 for interest and federal income taxes was as follows:

	Nine Months ended September 30,
($ in thousands)	2012	2011
Cash paid (received) during the period for:
Interest	$11,504	11,074
Federal income tax	6,300	(6,460)

NOTE 6. Investments
(a) The amortized cost, carrying value, unrealized and unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

September 30, 2012
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	232	5,524	72	—	5,596
Obligations of state and political subdivisions	524,807	8,261	533,068	33,438	(11)	566,495
Corporate securities	49,532	(957)	48,575	5,048	—	53,623
Asset-backed securities (“ABS”)	7,211	(1,152)	6,059	1,270	—	7,329
Commercial mortgage-backed securities (“CMBS”)	8,758	(1,268)	7,490	5,502	—	12,992
Total HTM fixed maturity securities	$595,600	5,116	600,716	45,330	(11)	646,035

December 31, 2011
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	292	5,584	—	(88)	5,496
Obligations of state and political subdivisions	614,118	11,894	626,012	31,529	(156)	657,385
Corporate securities	64,840	(2,189)	62,651	6,887	—	69,538
ABS	8,077	(1,469)	6,608	1,353	(7)	7,954
CMBS	14,455	(2,962)	11,493	6,177	—	17,670
Total HTM fixed maturity securities	$706,782	5,566	712,348	45,946	(251)	758,043

Unrecognized holding gains/losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.7 years as of September 30, 2012.

During Nine Months 2012, seven securities with a carrying value of $14.6 million and a net unrecognized gain position of $1.2 million were reclassified from an HTM designation to an available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Services ("Moody's"), Fitch Ratings, and Standard and Poor’s ("S&P") Financial Services. These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(b) The cost/amortized cost, unrealized gains (losses), and fair value of AFS securities were as follows:

September 30, 2012
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies[1]	$275,417	18,797	—	294,214
Foreign government	28,819	1,664	(191)	30,292
Obligations of states and political subdivisions	737,985	46,524	(8)	784,501
Corporate securities	1,340,366	85,741	(219)	1,425,888
ABS	118,923	2,232	(1)	121,154
CMBS[2]	126,043	5,151	(1,579)	129,615
Residential mortgage-backed securities (“RMBS”)[3]	464,187	20,359	(250)	484,296
AFS fixed maturity securities	3,091,740	180,468	(2,248)	3,269,960
AFS equity securities	127,867	27,921	(211)	155,577
Total AFS securities	$3,219,607	208,389	(2,459)	3,425,537

December 31, 2011
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies[1]	$333,504	20,292	—	353,796
Foreign government	33,687	1,042	(556)	34,173
Obligations of states and political subdivisions	578,214	44,491	(46)	622,659
Corporate securities	1,168,439	50,167	(5,296)	1,213,310
ABS	77,706	1,289	(46)	78,949
CMBS[2]	107,838	6,427	(1,667)	112,598
RMBS[3]	467,468	16,187	(1,767)	481,888
AFS fixed maturity securities	2,766,856	139,895	(9,378)	2,897,373
AFS equity securities	143,826	13,617	(88)	157,355
Total AFS securities	$2,910,682	153,512	(9,466)	3,054,728

1 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $14.1 million at September 30, 2012 and $76.5 million at December 31, 2011.
2 CMBS includes government guaranteed agency securities with a fair value of $59.9 million at September 30, 2012 and $72.9 million at December 31, 2011.
3 RMBS includes government guaranteed agency securities with a fair value of $98.1 million at September 30, 2012 and $98.2 million at December 31, 2011.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2012 and December 31, 2011, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

September 30, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$520	(1)	—	—
Foreign government	2,805	(190)	—	—
Obligations of states and political subdivisions	1,327	(8)	—	—
Corporate securities	17,667	(213)	3,997	(6)
ABS	1,299	(1)	—	—
CMBS	1,787	(17)	12,080	(1,562)
RMBS	851	(1)	5,503	(249)
Total fixed maturity securities	26,256	(431)	21,580	(1,817)
Equity securities	4,649	(211)	—	—
Subtotal	$30,905	(642)	21,580	(1,817)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,427	(42)	37	1,331	(57)	46
ABS	—	—	—	2,876	(884)	781
Subtotal	$1,427	(42)	37	4,207	(941)	827
Total AFS and HTM	$32,332	(684)	37	25,787	(2,758)	827

December 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
Foreign government	$8,299	(556)	—	—
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	—	—
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	—	—	—	2,816	(1,009)	737
CMBS	—	—	—	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822
Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822

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

As evidenced by the table below, our net unrealized/unrecognized loss positions improved by $8.1 million as of September 30, 2012 compared to December 31, 2011 as follows:

($ in thousands)
September 30, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
46	80% - 99%	$2,335	140	80% - 99%	$10,166
1	60% - 79%	243	—	60% - 79%	—
—	40% - 59%	—	1	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$2,578			$10,635

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

At September 30, 2012, we had 47 securities in an aggregate unrealized/unrecognized loss position of $2.6 million, $1.9 million of which have been in a loss position for more than 12 months. Securities with non-credit OTTI impairments comprised $1.2 million of the $1.9 million balance, including two securities that are currently experiencing immaterial interest payment shortfalls. These shortfalls have led to related credit OTTI impairments, one of which was recorded in Third Quarter 2012 and the other in the fourth quarter of 2011. The remainder of the securities in an unrealized loss position for over 12 months were, on average, 4% impaired compared to their amortized cost.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which had been in a loss position for more than 12 months. Non-credit OTTI impairments comprised $2.1 million of the $4.9 million balance, with the remainder related to securities that were, on average, 6% impaired compared to their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of September 30, 2012. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at September 30, 2012:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$105,662	110,275
Due after one year through five years	419,074	449,498
Due after five years through 10 years	69,198	78,018
Due after 10 years	6,782	8,244
Total HTM fixed maturity securities	$600,716	646,035

Listed below are AFS fixed maturity securities at September 30, 2012:

($ in thousands)	Fair Value
Due in one year or less	$362,970
Due after one year through five years	1,904,084
Due after five years through 10 years	930,177
Due after 10 years	72,729
Total AFS fixed maturity securities	$3,269,960

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2012
($ in thousands)	September 30, 2012	December 31, 2011	Remaining Commitment
Alternative Investments
Secondary private equity	$28,883	30,114	8,153
Private equity	24,743	21,736	3,883
Energy/power generation	19,198	25,913	10,347
Distressed debt	13,413	16,953	7,357
Real estate	12,719	13,767	10,473
Mezzanine financing	11,177	8,817	23,174
Venture capital	7,651	7,248	400
Total alternative investments	117,784	124,548	63,787
Other securities	4,297	3,753	1,059
Total other investments	$122,081	128,301	64,846

The carrying value of our other investments decreased by $6.2 million compared to year end 2011. The carrying value was impacted by distributions of $19.7 million, partially offset by income of $5.2 million and additional contributions of $8.3 million. These contributions included $5.4 million under our previously existing commitments and $2.5 million under two new alternative investment limited partnerships that we entered into during the second quarter of 2012. The remaining commitment on the two new mezzanine financing limited partnerships amounted to $7.9 million at September 30, 2012. The two new investments contain redemption restrictions and fund liquidation characteristics that are consistent with our other alternative investments. For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

The following table sets forth aggregated summarized financial information for the partnerships in our alternative and other investments carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the three and nine-month periods ended June 30, 2012, which are included in our Financial Statements as of September 30, 2012, is as follows:

Income Statement Information
	Quarter ended June 30,		Nine Months ended June 30,
($ in millions)	2012	2011	2012	2011
Net investment income	80.0	136.8	170.1	423.6
Realized gains (losses)	19.6	710.6	1,004.9	873.6
Net change in unrealized (depreciation) appreciation	(117.1)	(194.7)	(551.1)	1,877.8
Net income	(17.5)	652.7	623.9	3,175.0
Selective’s insurance subsidiaries’ other investments income	0.5	4.5	5.5	24.0

(f) At September 30, 2012, we had 30 fixed maturity securities, with a carrying value of $61.7 million, pledged as collateral for our outstanding borrowing with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This borrowing, which has an outstanding principal balance of $58.0 million, is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding the collateral securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Fixed maturity securities	$30,839	31,960	93,948	97,835
Equity securities	1,268	1,197	3,785	2,299
Short-term investments	36	28	103	123
Other investments	497	4,453	5,460	23,994
Miscellaneous income	41	41	105	88
Investment expenses	(2,031)	(1,893)	(6,117)	(5,735)
Net investment income earned	$30,650	35,786	97,284	118,604

Net investment income earned, before tax, decreased by $5.1 million in Third Quarter 2012 compared to Third Quarter 2011, and decreased by $21.3 million in Nine Months 2012 compared to Nine Months 2011. These decreases were primarily driven by lower income from alternative investments within our other investment portfolio of $3.5 million and $17.6 million in Third Quarter and Nine Months 2012, respectively. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag. Interest income from our fixed maturity securities portfolio decreased by $1.1 million and $3.9 million for Third Quarter and Nine Months 2012, respectively, primarily due to lower reinvestment yields than in the prior year periods.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2012
($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
Fixed maturity securities
ABS	$36	—	36
CMBS	(1,504)	(2,023)	519
Total fixed maturity securities	(1,468)	(2,023)	555
Equity securities	2,389	—	2,389
OTTI losses	$921	(2,023)	2,944

Third Quarter 2011
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$543	493	50
CMBS	(184)	(316)	132
RMBS	22	(27)	49
Total fixed maturities	381	150	231
Equity securities	2,312	—	2,312
OTTI losses	$2,693	150	2,543

Nine Months 2012
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
ABS	$98	—	98
CMBS	(1,396)	(2,023)	627
RMBS	(44)	(218)	174
Total fixed maturity securities	(1,342)	(2,241)	899
Equity securities	2,560	—	2,560
OTTI losses	$1,218	(2,241)	3,459

Nine Months 2011
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	—	17
Corporate securities	244	—	244
ABS	543	493	50
CMBS	(370)	(974)	604
RMBS	316	201	115
Total fixed maturities	750	(280)	1,030
Equity securities	2,312	—	2,312
OTTI losses	$3,062	(280)	3,342

The majority of the OTTI charges in Third Quarter and Nine Months 2012 reflect charges on securities in our high dividend yield strategy equity portfolio that we intend to sell. OTTI charges in Third Quarter and Nine Months 2011 were primarily related to certain securities in the same portfolio that we did not believe would recover in the near term.

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended September 30,
($ in thousands)	2012	2011
Balance, beginning of period	$6,775	14,024
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	519	207
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,294	14,231

	Nine Months ended September 30,
($ in thousands)	2012	2011
Balance, beginning of period	$6,602	17,723
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	(3,954)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	692	462
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,294	14,231

(i)The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
HTM fixed maturity securities
Gains	$40	—	195	9
Losses	(90)	(200)	(196)	(522)
AFS fixed maturity securities
Gains	2,168	698	2,941	3,052
Losses	(262)	(5)	(379)	(12)
AFS equity securities
Gains	—	5	4,775	6,676
Losses	—	—	(428)	—
Short-term investments
Losses	—	—	(2)	—
Other investments
Gains	—	—	1	—
Total other net realized investment gains	1,856	498	6,907	9,203
Total OTTI charges recognized in earnings	(2,944)	(2,543)	(3,459)	(3,342)
Total net realized gains	$(1,088)	(2,045)	3,448	5,861

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Of the $6.9 million in net realized investment gains in Nine Months 2012, $4.3 million was related to the sale of AFS equity securities due to a rebalancing of our equity portfolio. Net realized investment gains in Nine Months 2011 of $9.2 million included the impact of reallocating our AFS equity securities into our high-dividend yield strategy. This reallocation generated net realized gains of $6.7 million.

Proceeds from the sale of AFS securities were $55.0 million and $150.9 million in Third Quarter and Nine Months 2012 and $22.0 million and $145.8 million in Third Quarter and Nine Months 2011.

NOTE 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$600,716	646,035	712,348	758,043
AFS	3,269,960	3,269,960	2,897,373	2,897,373
Equity securities, AFS	155,577	155,577	157,355	157,355
Short-term investments	184,878	184,878	217,044	217,044
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	2,799	2,799	3,212	3,212
Financial Liabilities
Notes payable:
7.25% Senior Notes	49,911	62,201	49,908	51,111
6.70% Senior Notes	99,469	102,169	99,452	113,195
7.50% Junior Notes	100,000	100,200	100,000	100,360
2.90% borrowings from FHLBI	13,000	13,667	13,000	13,759
1.25% borrowings from FHLBI	45,000	45,663	45,000	44,629
Total notes payable	$307,380	323,900	307,360	323,054

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

•	Our investments in other securities in our other investments portfolio are generally accounted for under the equity method.

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

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2012 and December 31, 2011:

September 30, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 9/30/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$294,214	130,435	143,804	19,975
Foreign government	30,292	—	30,292	—
Obligations of states and political subdivisions	784,501	—	784,501	—
Corporate securities	1,425,888	—	1,423,005	2,883
ABS	121,154	—	113,835	7,319
CMBS	129,615	—	114,904	14,711
RMBS	484,296	—	484,296	—
Total AFS fixed maturity securities	3,269,960	130,435	3,094,637	44,888
Equity securities	155,577	151,970	—	3,607
Short-term investments	184,878	184,878	—	—
Receivable for proceeds related to sale of Selective HR	2,799	—	—	2,799
Total assets	$3,613,214	467,283	3,094,637	51,294

December 31, 2011		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/11	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$353,796	126,475	205,580	21,741
Foreign government	34,173	—	34,173	—
Obligations of states and political subdivisions	622,659	—	622,659	—
Corporate securities	1,213,310	—	1,210,707	2,603
ABS	78,949	—	78,949	—
CMBS	112,598	—	112,244	354
RMBS	481,888	—	481,888	—
Total AFS fixed maturity securities	2,897,373	126,475	2,746,200	24,698
Equity securities	157,355	157,355	—	—
Short-term investments	217,044	217,044	—	—
Receivable for proceeds related to sale of Selective HR	3,212	—	—	3,212
Total assets	$3,274,984	500,874	2,746,200	27,910

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]	U.S. government includes corporate securities fully guaranteed by the FDIC.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for Nine Months 2012:

Nine Months 2012
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2011	$21,741	2,603	—	354	—	3,212	27,910
Total net (losses) gains for the period included in:
OCI[1]	121	121	20	517	—	—	779
Net income[2,3]	(149)	—	—	4	—	187	42
Purchases	—	—	7,299	5,611	—	—	12,910
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,738)	(629)		(22)	—	(600)	(2,989)
Transfers into Level 3	—	788	—	8,247	3,607	—	12,642
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value, September 30, 2012	$19,975	2,883	7,319	14,711	3,607	2,799	51,294

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

As discussed above, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes, which we review for reasonableness. In Nine Months 2012, fixed maturity securities with an aggregate fair value of $44.9 million were measured using Level 3 inputs. This amount includes securities with a fair value of $9.0 million that were transferred into Level 3 during the year. These transfers were primarily related to securities that had been previously priced using Level 2 inputs, but due to the availability and nature of the pricing used at the valuation dates, are priced using Level 3 inputs at September 30, 2012. In addition, a portion of these transfers relate to securities that had previously been classified as HTM, and therefore not measured at fair value, for which available pricing at September 30, 2012 used Level 3 inputs.

Equity securities with a fair value of $3.6 million were transferred into Level 3 during Nine Months 2012, driven primarily by the nature of the quotes used at the valuation date. We review the fair values received on these non-publicly traded equity securities for reasonableness.

The remaining measurement using Level 3 inputs relates to the receivable from the sale of Selective HR. This security is measured using unobservable inputs, the most significant of which is our assumption regarding the retention of business. If this assumption were to change by +/- 10%, the value of the receivable would increase/decrease by approximately $0.1 million.

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
3 Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income in our 2011 Annual Report.  Amounts in “Loss on disposal of discontinued operations, net of tax” related to charges to reduce the fair value of our receivable, and amounts in “Other income” related to interest accretion on the receivable in our 2011 Annual Report.

The transfers of the government and corporate securities into Level 3 classification at December 31, 2011 were primarily the result of broker-priced securities being transferred from an HTM to an AFS designation in 2011.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2012:

September 30, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 9/30/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,596	—	5,596	—
Obligations of states and political subdivisions	566,495	—	566,495	—
Corporate securities	53,623	—	48,731	4,892
ABS	7,329	—	5,846	1,483
CMBS	12,992	—	12,992	—
Total HTM fixed maturity securities	$646,035	—	639,660	6,375
Financial Liabilities
Notes payable:
7.25% Senior Notes	$62,201	62,201	—	—
6.70% Senior Notes	102,169	102,169	—	—
7.50% Junior Notes	100,200	100,200	—	—
2.90% borrowings from FHLBI	13,667	—	13,667	—
1.25% borrowings from FHLBI	45,663	—	45,663	—
Total notes payable	$323,900	264,570	59,330	—

NOTE 8. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” in our 2011 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Premiums written:
Direct	$520,943	453,768	1,504,429	1,324,705
Assumed	17,976	22,575	44,712	29,765
Ceded	(88,401)	(79,511)	(252,888)	(221,300)
Net	$450,518	396,832	1,296,253	1,133,170
Premiums earned:
Direct	$474,055	425,231	1,389,373	1,257,087
Assumed	18,595	7,626	49,683	18,866
Ceded	(86,425)	(73,894)	(261,790)	(210,067)
Net	$406,225	358,963	1,177,266	1,065,886
Losses and loss expenses incurred:
Direct	$327,883	638,219	881,537	1,204,586
Assumed	13,970	5,977	35,039	13,549
Ceded	(69,602)	(338,238)	(103,516)	(388,416)
Net	$272,251	305,958	813,060	829,719

Direct premium written ("DPW") increases in both Third Quarter and Nine Months 2012 were attributable to our newly acquired E&S business, higher new business, and higher renewal premiums reflecting increases in renewal pure price in our standard insurance operations.

Direct premium earned increases in Third Quarter and Nine Months 2012 were consistent with the fluctuation in DPW for the twelve-month period ended September 30, 2012 as compared to the twelve-month period ended September 30, 2011.

Assumed premiums written for Third Quarter 2012 decreased compared to the same period last year as E&S business, which was previously written through a reinsurance agreement, is now written by one of our ten insurance subsidiaries ("Insurance Subsidiaries"). A fronting arrangement was in place during the second half of 2011 to write E&S business that we acquired through the purchase of a renewal book of business in August 2011. Assumed E&S premiums from this renewal book continued until April 2012, when our recently-acquired Insurance Subsidiary, MUSIC, became the direct writer of this business. Increases in assumed premiums earned in Third Quarter and Nine Months 2012 compared to the prior year periods were driven by the E&S premiums.
Direct losses and loss expenses incurred were significantly impacted by decreases in flood losses that are ceded under the NFIP program, as well as decreases in catastrophe losses of $57.9 million, to $9.6 million, in Third Quarter 2012 and $65.7 million, to $46.7 million, in Nine Months 2012, compared to the prior year periods. Flood losses decreased absent the significant flooding that was experienced in 2011 as a result of Tropical Storm Lee and, to a lesser extent, Hurricane Irene. As the flood losses are fully ceded under the NFIP program, the reduction in the direct losses and loss expenses drive the corresponding decrease in our ceded losses. The ceded premiums and losses related to our involvement with the NFIP, in which all of our Flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

National Flood Insurance Program	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Ceded premiums written	$(58,923)	(55,198)	(171,172)	(158,777)
Ceded premiums earned	(53,222)	(50,256)	(157,895)	(147,111)
Ceded losses and loss expenses incurred	$(32,702)	(301,725)	(24,534)	(331,604)

NOTE 9. Segment Information
We have historically classified our operations into two segments, the disaggregated results of which are reported to and used by senior management to manage our operations:

•
Insurance Operations, which is evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses) and statutory combined ratios; and

•	Investments, which is evaluated based on net investment income and net realized gains and losses.

In Nine Months 2012, we began writing E&S business through our newly-acquired subsidiary, MUSIC. This business has not met the quantitative thresholds for individual segment reporting, and as our E&S operations share various economic, regulatory, and production-related characteristics with our standard market insurance products, we have aggregated their results into our Insurance Operations segment for reporting purposes.

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

The following summaries present revenue (net investment income and net realized gain (loss) on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Insurance Operations:
Net premiums earned:
Commercial automobile	$72,758	70,174	$214,782	209,042
Workers compensation	65,592	63,497	198,064	189,878
General liability	93,763	87,479	276,538	255,717
Commercial property	52,197	48,051	151,945	144,121
Business owners’ policies	17,749	16,663	51,872	49,555
Bonds	4,713	4,727	14,076	14,219
Other	27,648	1,772	59,619	6,889
Total commercial lines	334,420	292,363	966,896	869,421
Personal automobile	38,295	37,371	113,648	111,522
Homeowners	29,919	25,923	86,685	75,538
Other	3,591	3,306	10,037	9,405
Total personal lines	71,805	66,600	210,370	196,465
Total net premiums earned	406,225	358,963	1,177,266	1,065,886
Miscellaneous income	1,009	1,255	6,904	6,413
Total Insurance Operations revenues	407,234	360,218	1,184,170	1,072,299
Investments:
Net investment income	30,650	35,786	97,284	118,604
Net realized investment (losses) gains	(1,088)	(2,045)	3,448	5,861
Total investment revenues	29,562	33,741	100,732	124,465
Total all segments	436,796	393,959	1,284,902	1,196,764
Other income	76	110	225	331
Total revenues	$436,872	394,069	$1,285,127	1,197,095

Income from Continuing Operations before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Insurance Operations:
Commercial lines underwriting	$(6,359)	(36,512)	$(30,367)	(66,150)
Personal lines underwriting	7,220	(28,267)	2,903	(45,329)
Underwriting income (loss), before federal income tax	861	(64,779)	(27,464)	(111,479)
GAAP combined ratio	99.8%	118.0%	102.3%	110.5%
Statutory combined ratio	98.4%	116.4%	101.2%	109.6%
Investments:
Net investment income	$30,650	35,786	$97,284	118,604
Net realized investment (losses) gains	(1,088)	(2,045)	3,448	5,861
Total investment income, before federal income tax	29,562	33,741	100,732	124,465
Total all segments	30,423	(31,038)	73,268	12,986
Interest expense	(4,725)	(4,559)	(14,148)	(13,675)
General corporate and other expenses	(5,384)	(1,886)	(16,307)	(10,735)
Income (loss) from continuing operations before federal income tax	$20,314	(37,483)	$42,813	(11,424)

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

	Retirement Income Plan Quarter ended September 30,		Retirement Life Plan Quarter ended September 30,
($ in thousands)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$2,154	1,894	—	—
Interest cost	3,230	3,087	73	77
Expected return on plan assets	(3,547)	(3,482)	—	—
Amortization of unrecognized prior service cost	38	38	—	—
Amortization of unrecognized net loss	1,383	1,039	8	4
Net periodic cost	$3,258	2,576	81	81

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$6,462	6,241	—	—
Interest cost	9,690	9,397	221	230
Expected return on plan assets	(10,641)	(10,445)	—	—
Amortization of unrecognized prior service cost	113	113	—	—
Amortization of unrecognized net loss	4,149	3,239	23	13
Net periodic cost	$9,773	8,545	244	243

Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.16%	5.55	5.16%	5.55
Expected return on plan assets	7.75%	8.00	—	—
Rate of compensation increase	4.00%	4.00	—	—

We presently anticipate contributing $8.6 million to the Retirement Income Plan in 2012, $7.1 million of which has been funded as of September 30, 2012.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2012 and 2011 are as follows:

Third Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$20,314	2,040	18,274
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	36,620	12,817	23,803
Portion of OTTI recognized in OCI	2,031	711	1,320
Amortization of net unrealized gains on HTM securities	827	290	537
Reclassification adjustment for gains included in net income	(125)	(44)	(81)
Net unrealized gains	39,353	13,774	25,579
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,391	487	904
Prior service cost	38	14	24
Defined benefit pension and post-retirement plans	1,429	501	928
Comprehensive income	$61,096	16,315	44,781

Third Quarter 2011
($ in thousands)	Gross	Tax	Net
Net loss	$(38,483)	(20,515)	(17,968)
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	14,712	5,148	9,564
Portion of OTTI recognized in OCI	(81)	(28)	(53)
Amortization of net unrealized gains on HTM securities	(664)	(232)	(432)
Reclassification adjustment for gains included in net income	1,907	668	1,239
Net unrealized gains	15,874	5,556	10,318
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,043	365	678
Prior service cost	38	14	24
Defined benefit pension and post-retirement plans	1,081	379	702
Comprehensive loss	$(21,528)	(14,580)	(6,948)

The components of comprehensive income, both gross and net of tax, for Nine Months 2012 and 2011 are as follows:

Nine Months 2012
($ in thousands)	Gross	Tax	Net
Net income	$42,813	6,158	36,655
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	64,273	22,496	41,777
Portion of OTTI recognized in OCI	2,512	879	1,633
Amortization of net unrealized gains on HTM securities	(649)	(227)	(422)
Reclassification adjustment for gains included in net income	(4,702)	(1,646)	(3,056)
Net unrealized gains	61,434	21,502	39,932
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	4,172	1,460	2,712
Prior service cost	113	40	73
Defined benefit pension and post-retirement plans	4,285	1,500	2,785
Comprehensive income	$108,532	29,160	79,372

Nine Months 2011
($ in thousands)	Gross	Tax	Net
Net (loss) income	$(12,424)	(16,423)	3,999
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	43,878	15,357	28,521
Portion of OTTI recognized in OCI	517	181	336
Amortization of net unrealized gains on HTM securities	(3,097)	(1,084)	(2,013)
Reclassification adjustment for gains included in net income	(5,986)	(2,095)	(3,891)
Net unrealized gains	35,312	12,359	22,953
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	3,252	1,138	2,114
Prior service cost	113	40	73
Defined benefit pension and post-retirement plans	3,365	1,178	2,187
Comprehensive loss	$26,253	(2,886)	29,139

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2012 are as follows:

September 30, 2012	Net Unrealized Gain (Loss)
($ in thousands)	OTTI Related	HTM Related	All Other	Defined Benefit Pension and Post-Retirement Plans	Total Accumulated OCI
Balance, December 31, 2011	$(3,500)	4,622	96,125	(54,953)	42,294
Changes in component during period	1,633	(1,249)	39,548	2,785	42,717
Balance, September 30, 2012	$(1,867)	3,373	135,673	(52,168)	85,011

Note 12. Commitments and Contingencies
At September 30, 2012, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $64.8 million in alternative and other investments. There is no certainty that any such additional investment will be required.

Note 13. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our ten Insurance Subsidiaries as either: (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

Note 14. Federal Income Taxes
A reconciliation of federal income tax on pre-tax earnings from continuing operations at the corporate rate to the effective tax rate is as follows:

	Unaudited,		Unaudited,
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Tax at statutory rate of 35%	$7,110	(13,119)	14,985	(3,998)
Tax-advantaged interest	(3,311)	(3,477)	(9,970)	(10,964)
Dividends received deduction	(313)	(361)	(826)	(587)
Interim period tax rate adjustment[1]	(1,476)	(3,250)	1,304	—
Other	30	42	665	(524)
Federal income tax expense (benefit) from continuing operations	$2,040	(20,165)	6,158	(16,073)

1During Third Quarter 2011, we recorded year-to-date taxes using the actual effective tax rate as opposed to the estimated full-year effective tax rate that was used in previous quarters.

As part of our acquisition of MUSIC in December 2011, we recorded a net operating loss deferred tax asset of $4.8 million, which was valued based on preliminary information that was available at the time of closing. In Third Quarter 2012, final information became available and this deferred tax asset was re-valued at $4.2 million, a decrease of $0.6 million. The Consolidated Balance Sheet as of December 31, 2011 has been restated to reflect this purchase price adjustment with a corresponding increase to the re-valued covenant not to compete.

Note 15. Statutory Financial Information and Restrictions on Dividends and Transfers of Funds
In Third Quarter 2012, we formed two new Insurance Subsidiaries, Selective Casualty Insurance Company (“SCIC”) and Selective Fire and Casualty Insurance Company (“SFCIC”). These New Jersey-domiciled subsidiaries are expected to begin writing premium in 2013 and have been included in our reinsurance pooling agreement as of July 1, 2012. See the “Reinsurance” section of Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for additional information regarding the change to our pooling agreement.

In Third Quarter 2012, Selective Insurance Company of America ("SICA") received approval from the New Jersey Department of Banking and Insurance to pay an extraordinary dividend of $134.0 million to the Parent. This dividend, along with a portion of the ordinary dividends received, was used by the Parent as follows: (i) $74.4 million and $31.9 million respectively, to capitalize SCIC and SFCIC; (ii) $13.3 million to provide additional capitalization of our recently-acquired Insurance Subsidiary, MUSIC; and (iii) $19.5 million to further capitalize Selective Insurance Company of New England. In addition to the extraordinary dividend, the Insurance Subsidiaries provided $45.7 million in ordinary dividends to the Parent in Nine Months 2012. The following table provides data regarding all Insurance Subsidiary dividends paid in 2012:

Dividends
	2012	Nine Months ended September 30, 2012
($ in millions)	Maximum Ordinary Dividend[1]	Ordinary Dividends Paid		Extraordinary Dividends Paid	Total Dividends Paid
SICA	$50.7	28.7	[2]	134.0	162.7
Selective Way Insurance Company ("SWIC")	22.2	12.5		—	12.5
Selective Insurance Company of South Carolina ("SICSC")	9.1	0.8		—	0.8
Selective Insurance Company of the Southeast ("SICSE")	6.9	0.5		—	0.5
Selective Insurance Company of New York ("SICNY")	7.3	1.6		—	1.6
Selective Insurance Company of New England ("SICNE")	1.4	1.0		—	1.0
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0	0.6		—	0.6
Total	$103.6	45.7		134.0	179.7
1 Based on December 31, 2011 statutory data.
2 SICA's ordinary dividends paid in the 12-month period ended September 30, 2012 were $50.7 million.

As of September 30, 2012, the Parent has stand-alone retained earnings of $1.1 billion. Of this amount, $1.0 billion is related to investments in our Insurance Subsidiaries and Parent company issued debt. As referenced in the table above, the Insurance Subsidiaries have the ability to provide for approximately $104 million in annual ordinary dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions as is further discussed below. In addition to the restrictions on the Insurance Subsidiaries, there are also restrictions on the Parent company's issued debt, which is further discussed in Note 10, “Indebtedness” in Item 8. "Financial Statements and Supplementary Data" of our 2011 Annual Report. The remaining $87 million of retained earnings is not restricted, and is primarily comprised of Parent company investments and cash that could be used to fund debt interest payments, of which approximately $7 million is due in the fourth quarter of 2012, with the remainder available to fund dividend payments to shareholders. If necessary, the Parent company also has other potential sources of liquidity that could provide for additional funding of its stockholder dividends, which include common stock and debt issuances.

As noted above, the restriction on our net assets and retained earnings is predominantly driven by our Insurance Subsidiaries' ability to pay dividends to the Parent under applicable law and regulations. Under the insurance laws of the domiciliary states of the Insurance Subsidiaries, New Jersey, Indiana, and New York, an insurer can potentially make an ordinary dividend payment if its statutory surplus following such dividend is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and the dividend does not exceed the insurer's unassigned surplus. In general, New Jersey defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the greater of 10% of the insurer's statutory surplus as of the preceding December 31, or the insurer's net income (excluding capital gains) for the 12-month period ending on the preceding December 31. Indiana's ordinary dividend calculation is consistent with New Jersey's, except that it does not exclude capital gains from net income. In general, New York defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the lesser of 10% of the insurer's statutory surplus, or 100% of adjusted net investment income. New Jersey and Indiana require notice of the declaration of any ordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the dividend is not appropriate given the above considerations. New York does not require notice of ordinary dividends. Dividend payments exceeding ordinary dividends are referred to as extraordinary dividends and require review and approval by the applicable domiciliary insurance regulatory authority prior to payment.

The following table provides statutory data for each of our Insurance Subsidiaries after consideration of the dividends paid in Nine Months 2012, along with other surplus activities in the normal course of business:

	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
SICA	$261.9	360.7	$385.6	507.4	47.4	5.1
SWIC	179.6	169.1	223.2	221.7	7.1	2.8
SICSC	72.2	65.5	93.4	90.5	2.6	(1.9)
SICSE	51.6	46.8	71.2	69.3	1.6	(1.5)
SICNY	47.4	43.0	74.7	73.3	2.1	(1.0)
SICNE	2.9	3.8	32.7	14.3	(3.6)	0.2
SAICNJ	9.1	5.6	59.9	60.1	1.6	(1.1)
MUSIC	(12.5)	(15.4)	56.0	39.9	(6.5)	N/A
SCIC	(1.6)	N/A	72.9	N/A	(11.2)	N/A
SFCIC	(0.6)	N/A	31.3	N/A	(4.8)	N/A
Total	$610.0	679.1	$1,100.9	1,076.5	36.3	2.6

In addition to the Insurance Subsidiaries' ability to provide dividends to the Parent company, our two Indiana-domiciled Insurance Subsidiaries have approved intercompany lending agreements with the Parent that provide for additional lending capacity of $18.0 million after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries.

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
We report our business in two operating segments:

•	Insurance Operations, which sells property and casualty insurance products and services; and

•	Investments, which invests the premiums collected by our insurance operations.

Our Insurance Operations offers Commercial Lines and Personal Lines market insurance products through our ten insurance subsidiaries, which include the following:

•
Nine subsidiaries that write standard Commercial Lines and Personal Lines business. Two of these subsidiaries, Selective Casualty Insurance Company and Selective Fire and Casualty Insurance Company, were created in the second quarter of 2012. These subsidiaries are expected to begin writing premium in 2013 and have been included in our reinsurance pooling agreement as of July 1, 2012. See the “Reinsurance” section below for details regarding the pooling change.

•
One subsidiary that writes excess and surplus lines ("E&S") business. We purchased this subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), in December 2011. This acquisition complimented our August 2011 purchase of the renewal rights to an E&S book of business, as MUSIC is licensed to write E&S business in all 50 states and the District of Columbia.

Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries”. For additional information regarding our acquisition of MUSIC, refer to Note 13. “Business Combinations” in Item 8. “Financial statements and Supplementary Data.” of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2011 Annual Report.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the third quarter ended September 30, 2012 ("Third Quarter 2012") and the nine-month period ended September 30, 2012 ("Nine Months 2012");

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

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

Financial Highlights of Results for Third Quarter 2012 and Nine Months 20121

	Quarter ended September 30,				Nine Months ended September 30,
(Shares and $ in thousands, except per share amounts)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP measures:
Revenues	$436,872	394,069	11%		1,285,127	1,197,095	7%
Pre-tax net investment income	30,650	35,786	(14)		97,284	118,604	(18)
Pre-tax net income (loss)	20,314	(38,483)	153		42,813	(12,424)	445
Net income (loss)	18,274	(17,968)	202		36,655	3,999	817
Diluted net income (loss) per share	0.33	(0.33)	200		0.66	0.07	843
Diluted weighted-average outstanding shares	55,862	54,183	3		55,717	55,172	1
GAAP combined ratio	99.8%	118.0%	(18.2)	pts	102.3%	110.5	(8.2)	pts
Statutory combined ratio	98.4%	116.4%	(18.0)		101.2%	109.6	(8.4)
Return on average equity	6.6%	(6.9)%	13.5		4.5%	0.5	4.0
Non-GAAP measures:
Operating income (loss)[2]	$18,982	(15,989)	219%		34,414	839	4,002%
Diluted operating income (loss) per share[2]	0.34	(0.30)	213		0.62	0.01	6,100
Operating return on average equity[2]	6.9%	(6.2)%	13.1	pts	4.2%	0.1%	4.1	pts

[1]	Refer to the Glossary of Terms attached to our 2011 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings and the results of discontinued operations could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating return on average equity is calculated by dividing annualized operating income by average stockholders’ equity.

Revenue increased in both the quarter and year-to-date periods, reflecting higher premium from our Insurance Operations, partially offset by reductions in net investment income. Premium increases were attributable to our newly-acquired E&S business, as well as standard Commercial Lines and Personal Lines renewal pure price increases and higher retention. See the Insurance Operations discussion below for additional information.

The improvement in pre-tax and after-tax net income in both Third Quarter and Nine Months 2012 compared to last year was driven primarily by an improvement in catastrophe losses. These pre-tax losses decreased by $57.9 million, to $9.6 million, in Third Quarter 2012 and by $65.7 million, to $46.7 million, in Nine Months 2012, compared to the prior year periods. Partially offsetting these underwriting improvements were lower returns on the alternative investment portion of our other investments portfolio.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2012	2011	2012	2011
Operating income (loss)	$18,982	(15,989)	$34,414	839
Net realized (losses) gains, net of tax	(708)	(1,329)	2,241	3,810
Loss on disposal of discontinued operations, net of tax	—	(650)	—	(650)
Net income (loss)	$18,274	(17,968)	$36,655	3,999

Diluted operating income (loss) per share	$0.34	(0.30)	$0.62	0.01
Diluted net realized (losses) gains per share	(0.01)	(0.02)	0.04	0.07
Diluted net loss from disposal of discontinued operations per share	—	(0.01)	—	(0.01)
Diluted net income (loss) per share	$0.33	(0.33)	$0.66	0.07

The variances in operating income are reflective of the results discussed above.

Results of Operations and Related Information by Segment

Insurance Operations

Our standard Commercial Lines and Personal Lines market insurance products and services are sold primarily in 22 states in the Eastern and Midwestern U.S. through approximately 1,100 independent insurance agencies. Our recent E&S business acquisitions provide us the opportunity to write contract binding authority E&S business in all 50 states and the District of Columbia through approximately 100 wholesale agents.

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

Summary of Insurance Operations

All Lines	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$450,518	396,832	14%		1,296,253	1,133,170	14%
Net premiums earned (“NPE”)	406,225	358,963	13		1,177,266	1,065,886	10
Less:
Losses and loss expenses incurred	272,251	305,958	(11)		813,060	829,719	(2)
Net underwriting expenses incurred	132,428	116,728	13		388,841	343,843	13
Dividends to policyholders	685	1,056	(35)		2,829	3,803	(26)
Underwriting gain (loss)	$861	(64,779)	101%		(27,464)	(111,479)	75%
GAAP Ratios:
Loss and loss expense ratio	67.0%	85.2	(18.2)	pts	69.1	77.8	(8.7)	pts
Underwriting expense ratio	32.6	32.5	0.1		33.0	32.3	0.7
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.2	0.4	(0.2)
Combined ratio	99.8	118.0	(18.2)		102.3	110.5	(8.2)
Statutory Ratios:
Loss and loss expense ratio	66.9	85.1	(18.2)		69.0	77.8	(8.8)
Underwriting expense ratio	31.3	31.0	0.3		32.0	31.4	0.6
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.2	0.4	(0.2)
Combined ratio	98.4%	116.4	(18.0)	pts	101.2	109.6	(8.4)	pts

NPW increases in both Third Quarter and Nine Months 2012 compared to the prior year periods were attributable to our newly acquired E&S business coupled with higher renewal premiums in our standard Insurance Operations, reflecting increases in renewal pure price and strong retention. In addition, new business contributed to the NPW increase in Nine Months 2012 compared to Nine Months 2011. The following provides quantitative information regarding these premium fluctuations:

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
E&S premiums	$29.8	8.4	83.9	8.4
Standard Insurance Operations new business	$69.2	70.3	222.9	198.8
Standard Insurance Operations retention	85%	84%	84%	83%
Standard Commercial Lines renewal pure price increases	6.6%	2.7%	6.0%	2.7%
Standard Personal Lines renewal pure price increases	6.9%	5.9%	6.1%	6.3%

NPE increases in Third Quarter and Nine Months 2012 were consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2012 as compared to the twelve-month period ended September 30, 2011.

The GAAP loss and loss expense ratio improved in the quarter and year-to-date periods as catastrophe losses were lower than the historic level we experienced last year, which included significant storms, such as Hurricane Irene and Tropical Storm Lee. The following tables provide quantitative information regarding catastrophe losses:

	Quarter ended September 30,			Nine months ended September 30,
	Catastrophe Losses	Impact to		Catastrophe Losses	Impact to
($ in millions)	Incurred	Loss Ratio		Incurred	Loss Ratio
2012	$9.6	2.4	pts	$46.7	4.0	pts
2011	67.5	18.8		112.4	10.5

In addition, favorable prior year development on our casualty lines was $7 million, or 1.7 points, in Third Quarter 2012 compared to $10 million, or 2.7 points, in Third Quarter 2011. Favorable prior year casualty development was $16 million, or 1.3 points, in Nine Months 2012 compared to $19 million, or 1.8 points, in Nine Months 2011.

Insurance Operations Outlook
A.M. Best Company ("A.M. Best") noted in their October financial review that the industry's underwriting and operating performance improved substantially in the first half of 2012 as a result of lower catastrophe losses, which accounted for 6.0 pointsof the industry's combined ratio of 101.0%, compared to 12.7 points of catastrophe losses in the first half of 2011. In addition, rate increases and exposure growth drove increases in NPW and NPE. This improvement in the industry's results is expected to continue through 2012, particularly in light of the reduction in catastrophe-related losses through September. The industry still faces obstacles associated with prolonged challenging market conditions, the persistently slow economic recovery, expectations for sustained low investment yields, and investment market volatility. Our Insurance Operations segment reported statutory combined ratios of 98.4% and 101.2% for Third Quarter and Nine Months 2012, respectively, as compared to 116.4% and 109.6% in Third Quarter and Nine Months 2011, respectively. Similar to the industry, we experienced lower catastrophe losses this year compared to the historic level of catastrophe losses that we experienced last year.

A.M. Best continues to maintain its negative outlook on the commercial lines sector as widespread significant pricing improvements have not yet materialized. A recent report from the Commercial Lines Insurance Pricing Survey showed that industry pricing increased by 6.0% during the second quarter of 2012. While industry pricing continues to improve, we completed our 14th consecutive quarter of Commercial Lines renewal pure price increases with 6.6% in Third Quarter 2012. Our Commercial Lines retention continues to be strong at 83%, which is a one-point increase compared to the prior year period. For Nine Months 2012, Commercial Lines renewal pure price increases were 6%, coupled with strong policy retention, demonstrating the overall strength of the relationships that we have with our independent agents in very competitive market conditions and slow economic times.

The personal lines market continues to provide more pricing power and A.M. Best has continued to maintain a stable outlook for the sector, citing that capitalization will continue to be strong and rating actions will generally be affirmations. Our Personal Lines operations continue to experience NPW growth driven by ongoing rate increases that went into effect over the past several years. Personal Lines renewal pure price increases for Third Quarter and Nine Months 2012 averaged 6.9% and 6.1%, respectively, while retention remained strong at 87% and 86%. Strong property results and favorable prior year development, as well as the ongoing pure price increases that we have achieved contributed to a Personal Lines statutory combined ratio of 88.8% in Third Quarter 2012 and 98.4% for Nine Months 2012.

Given our results through Nine Months 2012, we expect to generate a full-year statutory combined ratio of approximately 101.5% and a full-year combined ratio of approximately 102.5% under U.S. generally accepted accounting principles ("GAAP"), both of which include a full-year catastrophe loss assumption of approximately 3.5 points. These combined ratios do not include any assumptions for additional reserve development, favorable or unfavorable. Investment income is expected to be approximately $100 million, after tax, given the alternative investment portfolio performance and the low interest rate environment. Weighted average shares at year-end 2012 are expected to be approximately 55.6 million.

Review of Underwriting Results by Line of Business

Commercial Lines

Commercial Lines	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$371,082	323,696	15%		1,074,466	927,335	16%
NPE	334,420	292,363	14		966,896	869,421	11
Less:
Losses and loss expenses incurred	227,531	229,119	(1)		662,732	641,504	3
Net underwriting expenses incurred	112,563	98,700	14		331,702	290,264	14
Dividends to policyholders	685	1,056	(35)		2,829	3,803	(26)
Underwriting loss	$(6,359)	(36,512)	83%		(30,367)	(66,150)	54%
GAAP Ratios:
Loss and loss expense ratio	68.0%	78.4	(10.4)	pts	68.5%	73.8	(5.3)	pts
Underwriting expense ratio	33.7	33.7	—		34.3	33.4	0.9
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.4	(0.1)
Combined ratio	101.9	112.5	(10.6)		103.1	107.6	(4.5)
Statutory Ratios:
Loss and loss expense ratio	67.9	78.2	(10.3)		68.5	73.8	(5.3)
Underwriting expense ratio	32.4	32.1	0.3		33.0	32.4	0.6
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.4	(0.1)
Combined ratio	100.5	110.7	(10.2)	pts	101.8	106.6	(4.8)	pts

Commercial Lines NPW increases in both Third Quarter and Nine Months 2012 were attributable to our newly acquired E&S business coupled with higher renewal premiums in our standard Insurance Operations. In addition, new business in our standard Commercial Lines increased by 15%, or $24.5 million, in Nine Months 2012 compared to Nine Months 2011. The following provides quantitative information regarding these premium fluctuations:

	Quarter ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
E&S premiums	$29.8	8.4	83.9	8.4
Standard Commercial Lines direct new business	56.1	57.5	184.6	160.1
Standard Commercial Lines retention	83%	82%	82%	80%
Standard Commercial Lines renewal pure price increases	6.6%	2.7%	6.0%	2.7%

NPE increases in Third Quarter and Nine Months 2012 compared to Third Quarter and Nine Months 2011 are consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2012 as compared to the twelve-month period ended September 30, 2011.

The GAAP loss and loss expense ratio improved in the quarter and year-to-date periods, as catastrophe losses were lower than the historic level we experienced last year, which included significant storms such as Hurricane Irene and Tropical Storm Lee. The following table provides quantitative information regarding catastrophe losses:

	Third Quarter			Nine Months Ended
($ in millions)	Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio		Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio
2012	$7.7	2.3	pts	$30.3	3.1	pts
2011	39.6	13.5		70.4	8.1

The following is a discussion of our most significant standard market commercial lines of business:

General Liability

	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	106,020	95,187	11%		305,870	274,422	11%
Direct new business	16,737	16,907	(1)		53,050	45,036	18
Retention	83%	81%	2	pts	81%	79%	2	pts
Renewal pure price increases	7.2%	3.3%	3.9		6.8%	3.7%	3.1
Statutory NPE	93,763	87,478	7%		276,538	255,717	8%
Statutory combined ratio	100.4%	95.9	4.5	pts	101.0%	99.7	1.3	pts
% of total statutory commercial NPW	29%	29			28%	30

NPW increased in the quarter and year-to-date periods this year compared to the prior year periods, which is evidenced by continued improvements in pricing in the general liability line, coupled with increased retention. Nine Months 2012 NPW was favorably impacted by higher new business, as well as audit and endorsement premium of $6.0 million compared to $0.6 million in Nine Months 2011.

The statutory combined ratio for the general liability line was positively impacted by renewal pure price increases that have outpaced loss trends in both Third Quarter and Nine Months 2012. The 2011 combined ratios also reflect favorable prior year development of $6 million, or 6.9 points, in Third Quarter 2011 and $9 million, or 3.7 points, in Nine Months 2011. This 2011 favorable prior year development was driven by the 2005 through 2009 accident years, partially offset by adverse development in the 2010 accident year.

Workers Compensation

	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	66,320	64,269	3%		206,272	198,742	4%
Direct new business	8,535	11,330	(25)		33,905	34,495	(2)
Retention	83%	80%	3	pts	81%	79%	2	pts
Renewal pure price increases	8.5%	3.6%	4.9		8.0%	3.4%	4.6
Statutory NPE	65,592	63,497	3%		198,064	189,878	4%
Statutory combined ratio	115.9%	114.2	1.7	pts	113.1%	117.7	(4.6)	pts
% of total statutory commercial NPW	18%	20			19%	21

Growth in NPW in the workers compensation line in Third Quarter and Nine Months 2012 compared to last year was primarily attributable to renewal pure price increases and retention improvements, partially offset by lower new business. NPW also benefited by audit and endorsement premium of $4.1 million and $12.5 million in Third Quarter and Nine Months 2012, compared to $1.6 million and $3.5 million in Third Quarter and Nine Months 2011, respectively.

On a year-to-date basis, the improvement in the statutory combined ratio is due to adverse prior year development in 2011 of $7 million, or 3.7 points as compared to 2012, which had no development. This development was driven by the 2010 accident year. In addition, in Nine Months 2012, renewal pure price increases have outpaced loss trends.

Commercial Automobile

	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	80,725	76,031	6%		231,475	220,500	5%
Direct new business	12,040	12,527	(4)		39,466	34,687	14
Retention	84%	82%	2	pts	82%	81%	1	pts
Renewal pure price increases	5.6%	1.7%	3.9		4.9%	1.4%	3.5
Statutory NPE	72,758	70,173	4%		214,782	209,042	3%
Statutory combined ratio	95.7%	95.9	(0.2)	pts	96.1%	93.5	2.6	pts
% of total statutory commercial NPW	22%	23			22	24

NPW increased on the commercial automobile line of business in both Third Quarter and Nine Months 2012 compared to the same periods last year driven by increases in renewal pure price and improved retention. In addition, on a year-to-date basis, new business contributed to the premium increase.

The statutory combined ratio for the commercial automobile line for Nine Months 2012 was impacted by lower favorable casualty prior year development compared to the same period last year. Prior year favorable casualty development was as follows:

•	2012: $2.0 million, or 2.7 points, in Third Quarter 2012 and $5 million, or 2.1 points, in Nine Months 2012 driven by the 2006 and 2007 accident years; and

•	2011: $2.0 million, or 2.9 points, in Third Quarter 2011 and $10 million, or 4.8 points, in Nine Months 2011 driven by accident years 2006 through 2010.

In Nine Months 2012, the impact of lower prior year favorable development was partially offset by renewal pure price increases that have outpaced loss trends.
Commercial Property

	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
Statutory NPW	62,259	55,725	12%		168,481	153,105	10%
Direct new business	12,577	11,032	14		38,624	29,320	32
Retention	83%	80%	3	pts	81%	79%	2	pts
Renewal pure price increases	4.9%	1.8%	3.1		4.2%	1.5%	2.7
Statutory NPE	52,197	48,051	9		151,945	144,121	5
Statutory combined ratio	81.3%	148.1	(66.8)	pts	93.7%	121.8	(28.1)	pts
% of total statutory commercial NPW	17%	17			16%	17

NPW increased in both Third Quarter and Nine Months 2012 compared to the same periods in 2011 primarily due to: (i) growth in new business; (ii) increases in retention; and (iii) renewal pure price increases.

The statutory combined ratio for the commercial property line improved in both the quarter and year-to-date periods this year as a result of lower catastrophe losses than in 2011. Catastrophe losses were $2.2 million, or 4.2 points, in Third Quarter 2012 compared to $32.1 million, or 66.9 points, in Third Quarter 2011. Catastrophe losses were $18.0 million, or 11.8 points, in Nine Months 2012 compared to $57.0 million, or 39.6 points, in Nine Months 2011.

Personal Lines

Personal Lines	Quarter ended September 30,				Nine months ended September 30,
($ in thousands)	2012	2011	Change % or Points		2012	2011	Change % or Points
GAAP Insurance Operations Results:
NPW	$79,436	73,136	9%		221,787	205,835	8%
NPE	71,805	66,600	8		210,370	196,465	7
Less:
Losses and loss expenses incurred	44,720	76,839	(42)		150,328	188,215	(20)
Net underwriting expenses incurred	19,865	18,028	10		57,139	53,579	7
Underwriting gain (loss)	$7,220	(28,267)	126%		2,903	(45,329)	106%
GAAP Ratios:
Loss and loss expense ratio	62.3%	115.4	(53.1)	pts	71.5%	95.8	(24.3)	pts
Underwriting expense ratio	27.6	27.0	0.6		27.1	27.3	(0.2)
Combined ratio	89.9	142.4	(52.5)		98.6	123.1	(24.5)
Statutory Ratios:
Loss and loss expense ratio	62.3	115.2	(52.9)		71.5	95.7	(24.2)
Underwriting expense ratio	26.5	26.2	0.3		26.9	27.1	(0.2)
Combined ratio	88.8%	141.4	(52.6)	pts	98.4%	122.8	(24.4)	pts

Personal Lines NPW increased in Third Quarter and Nine Months 2012 compared to Third Quarter and Nine Months 2011 primarily due to:

•	Renewal pure price increases were 6.9% and 6.1% in Third Quarter and Nine Months 2012, respectively; and

•	Retention of 87% in Third Quarter 2012 and 86% in Nine Months 2012, which was relatively flat from the same periods last year.

NPE increases in Third Quarter and Nine Months 2012, compared to the same periods last year, are consistent with the fluctuation in NPW for the 12-month period ended September 30, 2012 as compared to the 12-month period ended September 30, 2011.

The Personal Lines GAAP loss and loss expense ratio improved in the quarter and year-to-date periods as catastrophe losses were lower than the historic level we experienced last year. The following tables provide quantitative information regarding catastrophe losses:

Personal Lines	Quarter ended September 30,			Nine months ended September 30,
($ in millions)	Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio		Catastrophe Losses Incurred	Impact to Loss and Loss Expense Ratio
2012	$1.8	2.6	pts	$16.4	7.8	pts
2011	27.9	41.9		42.0	21.4

The reduction in the Personal Lines loss and loss expense ratio was also reflective of a decrease in non-catastrophe property losses of $7.7 million, or 13.6 points, and $12.1 million, or 8.1 points, in Third Quarter and Nine Months 2012, respectively, compared to the prior year periods.

In addition, we have taken steps to address the overall profitability of our Personal Lines business by implementing age of roof restrictions and certain deductible changes, particularly in the homeowners line. We have also achieved renewal pure price increases of 7.9% and 6.9% in Third Quarter 2012 and Nine Months 2012, respectively, on the homeowners line. On the personal automobile line, we have achieved renewal pure price increases of 5.9% and 5.5% in Third Quarter 2012 and Nine Months 2012, respectively.

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

Effective July 1, 2012, the Pooling Agreement was amended to add two newly-formed insurance companies, Selective Casualty Insurance Company and Selective Fire and Casualty Insurance Company. Under the Pooling Agreement, as of September 30, 2012, the following Insurance Subsidiaries mutually reinsured all insurance risks written by them pursuant to the respective percentage set forth opposite each Insurance Subsidiary's name on the table below:

Insurance Subsidiary	Respective Percentage
Selective Insurance Company of America ("SICA")	32.0%
Selective Way Insurance Company ("SWIC")	21.0%
Selective Insurance Company of South Carolina ("SICSC")	9.0%
Selective Insurance Company of the Southeast ("SICSE")	7.0%
Selective Insurance Company of New York ("SICNY")	7.0%
Selective Casualty Insurance Company ("SCIC")(1)	7.0%
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0%
Mesa Underwriters Specialty Insurance Company ("MUSIC")	5.0%
Selective Insurance Company of New England ("SICNE")	3.0%
Selective Fire and Casualty Insurance Company ("SFCIC")(1)	3.0%

(1) Anticipated to begin writing business on January 1, 2013.

Reinsurance Treaties and Arrangement
We successfully completed negotiations of our July 1, 2012 excess of loss treaties with highlights as follows:

Property Excess of Loss
The property excess of loss treaty (“Property Treaty”) was renewed with the following terms:

•	Per risk coverage of $38.0 million in excess of a $2.0 million retention; an increase of $10.0 million from the prior treaty term of $28.0 in excess of $2.0 million.

•	Per occurrence cap on the total program of $84.0 million, an increase of $20.0 million from the prior treaty term of $64.0 million;

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

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity securities portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed maturity securities indices. Within the equity portfolio, the high dividend yield equities strategy is designed to generate consistent dividend income while maintaining a minimal tracking error to the Standard & Poor’s (“S&P”) 500 Index. Additional equity security strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	September 30, 2012	December 31, 2011	Change %
Total invested assets	$4,333,212	4,112,421	5%
Unrealized gain – before tax	211,047	149,612	41
Unrealized gain – after tax	137,181	97,248	41

The increase in our investment portfolio compared to year-end 2011 was driven primarily by: (i) operating cash flows generated from Insurance Operations; and (ii) valuation improvements on securities in our available-for-sale (“AFS”) portfolio. The cash generated from our Insurance Operations in Nine Months 2012 was used to invest primarily in corporate securities within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our Insurance Operations segment; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	September 30, 2012	December 31, 2011
U.S. government obligations	7%	9%
Foreign government obligations	1	1
State and municipal obligations	30	30
Corporate securities	34	31
Mortgage-backed securities (“MBS”)	14	15
Asset-backed securities (“ABS”)	3	2
Total fixed maturity securities	89	88
Equity securities	4	4
Short-term investments	4	5
Other investments	3	3
Total	100%	100%

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of September 30, 2012 was 3.5 years compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing continued pressure on our yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with the lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturity securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation. In Third Quarter 2012, we increased purchases of highly-rated municipal bonds, structured securities, and investment-grade corporate bonds due to attractive risk adjusted return opportunities in those sectors.

Our fixed maturity securities portfolio had a weighted average credit rating of “AA-” as of September 30, 2012. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	September 30, 2012	December 31, 2011
Aaa/AAA	15%	14%
Aa/AA	49	52
A/A	24	24
Baa/BBB	10	9
Ba/BB or below	2	1
Total	100%	100%

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at September 30, 2012 and December 31, 2011

	September 30, 2012			December 31, 2011
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$294.2	18.8	AA+	353.8	20.3	AA+
Foreign government obligations	30.3	1.5	AA-	34.2	0.5	AA
State and municipal obligations	784.5	46.5	AA	622.7	44.4	AA
Corporate securities	1,425.9	85.5	A	1,213.3	44.9	A
Mortgage-Backed Securities ("MBS")	613.9	23.7	AA	594.5	19.2	AA
ABS	121.2	2.2	AAA	78.9	1.2	AAA
Total AFS fixed maturity portfolio	$3,270.0	178.2	AA-	2,897.4	130.5	AA-
State and Municipal Obligations:
General obligations	$344.7	22.4	AA+	282.6	22.1	AA+
Special revenue obligations	439.8	24.1	AA	340.1	22.3	AA
Total state and municipal obligations	$784.5	46.5	AA	622.7	44.4	AA
Corporate Securities:
Financial	$433.4	22.7	A	379.0	3.7	A
Industrials	97.1	8.3	A	86.9	6.1	A-
Utilities	111.7	6.5	BBB+	75.6	3.5	BBB+
Consumer discretionary	130.5	9.1	BBB+	104.3	4.9	BBB+
Consumer staples	160.6	9.4	A	137.3	6.9	A
Healthcare	179.2	11.4	A+	145.0	8.3	AA-
Materials	72.1	4.8	A-	66.5	2.5	A-
Energy	90.6	5.0	A-	77.9	3.3	A-
Information technology	93.4	3.9	A	74.3	2.6	A
Telecommunications services	45.9	3.0	BBB+	50.9	1.5	BBB+
Other	11.4	1.4	AA+	15.6	1.6	AA+
Total corporate securities	$1,425.9	85.5	A	1,213.3	44.9	A
MBS:
Government guaranteed agency Commercial Mortgage-Backed Securities ("CMBS")	$59.9	2.9	AA+	72.9	5.0	AA+
Non-agency CMBS	68.5	0.7	AA-	39.7	(0.3)	A-
Other agency CMBS	1.2	—	AA+	—	—	N/A
Government guaranteed agency residential MBS ("RMBS")	98.1	5.0	AA+	98.2	4.7	AA+
Other agency RMBS	334.2	13.9	AA+	339.1	10.8	AA+
Non-agency RMBS	45.5	1.1	A-	37.1	(1.0)	BBB
Alternative-A (“Alt-A”) RMBS	6.5	0.1	AA+	7.5	—	AA+
Total MBS	$613.9	23.7	AA	594.5	19.2	AA
ABS:
ABS	$119.9	2.2	AAA	77.5	1.3	AAA
Alt-A ABS[3]	0.7	—	D	0.7	—	D
Sub-prime ABS[2,3]	0.6	—	D	0.7	(0.1)	D
Total ABS	$121.2	2.2	AAA	78.9	1.2	AAA

[1]	U.S. government obligations include corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).

[2]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

[3]	Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at September 30, 2012 and December 31, 2011:

September 30, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.5	0.1	0.2	0.3	AA+
State and municipal obligations	566.5	533.1	33.4	8.3	41.7	AA
Corporate securities	53.6	48.5	5.1	(1.0)	4.1	A
MBS	13.0	7.5	5.5	(1.3)	4.2	AA-
ABS	7.3	6.1	1.2	(1.1)	0.1	A
Total HTM portfolio	$646.0	600.7	45.3	5.1	50.4	AA
State and Municipal Obligations:
General obligations	$184.4	174.9	9.5	4.3	13.8	AA
Special revenue obligations	382.1	358.2	23.9	4.0	27.9	AA
Total state and municipal obligations	$566.5	533.1	33.4	8.3	41.7	AA
Corporate Securities:
Financial	$15.7	14.2	1.5	(0.8)	0.7	BBB+
Industrials	17.0	15.4	1.6	(0.2)	1.4	A
Utilities	15.4	13.6	1.8	(0.1)	1.7	A+
Consumer discretionary	3.5	3.3	0.2	0.1	0.3	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$53.6	48.5	5.1	(1.0)	4.1	A
MBS:
Non-agency CMBS	$13.0	7.5	5.5	(1.3)	4.2	AA-
Total MBS	$13.0	7.5	5.5	(1.3)	4.2	AA-
ABS:
ABS	$4.9	4.4	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.3	6.1	1.2	(1.1)	0.1	A

December 31, 2011
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	657.4	626.0	31.4	11.9	43.3	AA
Corporate securities	69.5	62.6	6.9	(2.2)	4.7	A
MBS	17.7	11.5	6.2	(3.0)	3.2	AA-
ABS	7.9	6.6	1.3	(1.4)	(0.1)	A
Total HTM portfolio	$758.0	712.3	45.7	5.6	51.3	AA
State and Municipal Obligations:
General obligations	$214.8	205.3	9.5	6.3	15.8	AA
Special revenue obligations	442.6	420.7	21.9	5.6	27.5	AA
Total state and municipal obligations	$657.4	626.0	31.4	11.9	43.3	AA
Corporate Securities:
Financial	$20.7	18.5	2.2	(1.5)	0.7	A-
Industrials	20.3	17.8	2.5	(0.7)	1.8	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A+
Consumer discretionary	5.9	5.6	0.3	0.1	0.4	AA-
Consumer staples	5.1	5.0	0.1	—	0.1	A
Materials	2.1	2.0	0.1	—	0.1	BBB
Total corporate securities	$69.5	62.6	6.9	(2.2)	4.7	A
MBS:
Non-agency CMBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
Total MBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
ABS:
ABS	$5.6	5.0	0.6	(0.5)	0.1	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.6	1.3	(1.4)	(0.1)	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of September 30, 2012:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings With Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$306,863	AA-	AA-
Assured Guaranty	194,420	AA	AA
Ambac Financial Group, Inc.	87,900	AA-	AA-
Other	9,387	AA	AA
Total	$598,570	AA-	AA-

To manage and mitigate exposure, we perform analysis on MBS both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at September 30, 2012:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas	$84,555	1,126	52,624	138,305	AA+
Washington	46,052	7,270	49,327	102,649	AA
New York	3,678	—	74,947	78,625	AA+
Arizona	2,466	—	62,510	64,976	AA
Florida	—	6,226	55,105	61,331	AA-
Colorado	31,371	1,756	21,905	55,032	AA-
Illinois	20,324	—	25,857	46,181	AA-
Ohio	13,338	7,070	22,734	43,142	AA
North Carolina	13,923	3,760	24,313	41,996	AA
Missouri	16,975	—	21,229	38,204	AA+
Other	114,601	107,180	359,588	581,369	AA
	347,283	134,388	770,139	1,251,810	AA
Pre-refunded/escrowed to maturity bonds	35,298	12,050	51,838	99,186	AA+
Total	$382,581	146,438	821,977	1,350,996	AA

There has been recent concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.4 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 39% maturing within three years, and another 31% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 61% of high-quality revenue bonds that have dedicated revenue streams; (ii) 28% of local general obligation bonds; and (iii) 11% of state general obligation bonds. In addition, approximately 7% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the maturity of the bonds. Our largest state exposure is to Texas, at 10% excluding the impact of pre-refunded bonds.  Of the $85 million in local Texas general obligation bonds, $34 million represents investments in Texas Permanent School Fund bonds, which are considered to be of lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2011. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2011 Annual Report.

Our top Eurozone exposures as of September 30, 2012 were as follows:

September 30, 2012
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$9.2	—	—	9.2
Luxembourg	8.5	—	—	8.5
Germany	—	5.6	—	5.6
France	2.7	—	—	2.7
Ireland	—	—	1.5	1.5
Total	$20.4	5.6	1.5	27.5
Average Credit Rating	A-	AA+	N/A	A1

[1]	Total credit rating of Eurozone exposure excludes equity securities.

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2011 and continues to cause market volatility in 2012.  The sovereign debt crisis has been particularly concentrated in the Eurozone, and a number of member countries have been repeatedly downgraded by the major ratings agencies.  The crisis has placed strains on the stability of the Euro currency, as the European Central Bank struggled to supply liquidity to member nations and their banks.  As of September 30, 2012, we had no direct exposure to issuers domiciled in Italy, Greece, Portugal, or Spain, four of the more economically troubled nations in the Eurozone. In Third Quarter 2012, we significantly reduced our Eurozone exposures for proceeds of $44.2 million and net realized gains of $0.4 million. We do not own any derivative exposures such as credit default swaps.  Outside of the effect foreign economies have on the underlying investments, we have minimal exposure to Euro depreciation or appreciation.

Equity Securities
Our equity securities portfolio was 4% of invested assets as of September 30, 2012, a consistent level compared to year-end 2011. Dividend income increased by 65% in Nine Months 2012 compared to Nine Months 2011 due to our 2011 transition into a high-dividend yield equities strategy. In Nine Months 2012, we rebalanced our holdings within this portfolio, generating net proceeds of $17.8 million with net realized gains of $4.3 million.

Other Investments
As of September 30, 2012, other investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		Remaining Commitment
($ in thousands)	September 30, 2012	December 31, 2011	September 30, 2012
Alternative Investments:
Secondary private equity	$28,883	30,114	8,153
Private equity	24,743	21,736	3,883
Energy/power generation	19,198	25,913	10,347
Distressed debt	13,413	16,953	7,357
Real estate	12,719	13,767	10,473
Mezzanine financing	11,177	8,817	23,174
Venture capital	7,651	7,248	400
Total alternative investments	117,784	124,548	63,787
Other securities	4,297	3,753	1,059
Total other investments	$122,081	128,301	64,846

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $64.8 million in these alternative and other investments through commitments that currently expire at various dates through 2022. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report. In addition, for information on current year activity, refer to Note 6. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
Fixed maturity securities	$30,839	31,960	93,948	97,835
Equity securities	1,268	1,197	3,785	2,299
Short-term investments	36	28	103	123
Other investments	497	4,453	5,460	23,994
Miscellaneous income	41	41	105	88
Investment expenses	(2,031)	(1,893)	(6,117)	(5,735)
Net investment income earned – before tax	30,650	35,786	97,284	118,604
Net investment income tax expense	(7,156)	(8,810)	(23,305)	(30,083)
Net investment income earned – after tax	23,494	26,976	73,979	88,521
Effective tax rate	23.3%	24.6%	24.0%	25.4%
Annual after-tax yield on fixed maturity securities			2.5	2.8
Annual after-tax yield on investment portfolio			2.3	3.0

Net investment income earned, before tax, decreased by $5.1 million in Third Quarter 2012 compared to Third Quarter 2011, and decreased by $21.3 million in Nine Months 2012 compared to Nine Months 2011. These decreases were primarily driven by lower income from alternative investments within our other investment portfolio of $3.5 million and $17.6 million in Third Quarter and Nine Months 2012, respectively. Our alternative investments, which are accounted for under the equity method, primarily consist of investments in limited partnerships, the majority of which report results to us on a one quarter lag. Interest income from our fixed maturity securities portfolio also decreased by $1.1 million and $3.9 million for Third Quarter and Nine Months 2012, respectively, primarily due to lower reinvestment yields then in prior periods.

Realized Gains and Losses

Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
HTM fixed maturity securities
Gains	$40	—	195	9
Losses	(90)	(200)	(196)	(522)
AFS fixed maturity securities
Gains	2,168	698	2,941	3,052
Losses	(262)	(5)	(379)	(12)
AFS equity securities
Gains	—	5	4,775	6,676
Losses	—	—	(428)	—
Short-term investments
Losses	—	—	(2)	—
Other Investments
Gains	—	—	1	—
Total other net realized investment gains	1,856	498	6,907	9,203
Total OTTI charges recognized in earnings	(2,944)	(2,543)	(3,459)	(3,342)
Total net realized gains	(1,088)	(2,045)	3,448	5,861

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

For additional discussion regarding realized gains and losses, see Note 6. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2012	2011	2012	2011
AFS securities
Obligations of state and political subdivisions	$—	—	—	17
Corporate securities	—	—	—	244
ABS	36	50	98	50
CMBS	519	132	627	604
RMBS	—	49	174	115
Total AFS securities	555	231	899	1,030
Equity securities	2,389	2,312	2,560	2,312
Total OTTI charges recognized in earnings	$2,944	2,543	3,459	3,342

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

Unrealized/Unrecognized Losses
As evidenced by the table below, our unrealized/unrecognized loss positions improved by $8.1 million as of September 30, 2012 compared to December 31, 2011 as follows:

($ in thousands)
September 30, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
46	80% - 99%	$2,335	140	80% - 99%	$10,166
1	60% - 79%	243	—	60% - 79%	—
—	40% - 59%	—	1	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$2,578			$10,635

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report. We have concluded that these securities are temporarily impaired as of September 30, 2012. For additional information regarding the unrealized/unrecognized losses between our AFS and HTM portfolios, see Note 6. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at September 30, 2012 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$8,850	8,225
Due after one year through five years	24,328	22,914
Due after five years through ten years	10,883	10,768
Due after ten years	6,023	5,929
Total	$50,084	47,836

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at September 30, 2012 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$573	571
Due after one year through five years	5,180	5,063
Total	$5,753	5,634

Investments Outlook
According to the Bureau of Economic Analysis, real gross domestic product increased at a 1.3% annual rate in the second quarter of 2012 compared to a 1.8% increase for 2011. For the first eight months of the year, the unemployment rate held within a range of 8.1% to 8.3%. The September report from the Bureau of Labor Statistics reported a drop in this rate to 7.8%, although the broader measure of total unemployed, which includes marginally-attached workers and those employed part-time for economic reasons, held steady from the August report at 14.7%. The risk factors that cause concern have remained consistent during the year, namely slower global growth rates, sovereign debt stability, U.S. fiscal uncertainty in this election year, and inflation expectations. Volatility in equity and bond markets declined during Third Quarter 2012. The Federal Reserve continues to maintain (and, in fact, reiterated) its commitment to an accommodative monetary policy while fixed maturity securities yields remain low. The Federal Reserve Chairman has indicated that low interest rates may persist until 2015, and the continuing challenge for the fixed income portfolio is to maintain credit quality while overcoming the spread between maturing assets and the reinvestment rate available. For each 25 basis point decline in after-tax portfolio yield, return on equity declines by roughly 100 basis points, all else being equal.

Our fixed maturity securities portfolio strategy remains focused on maintaining sufficient liquidity while maximizing yield within acceptable risk tolerances.  We will continue to invest in high quality instruments, including additions to investment grade corporate bonds and municipal fixed income securities with diversified maturities to manage incremental interest rate risk, and may opportunistically invest in below investment grade to take advantage of risk adjusted return opportunities.

The allocation to a high dividend yield equities strategy is being maintained, and has improved diversification in the equities portfolio while providing additional yield. The strategy is relatively sector-neutral, provides broad based exposure to the domestic equity market and provides attractive current income yields.

Our current outlook for alternative investments remains positive and private markets continue to offer attractive risk adjusted returns.

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended September 30,		Nine Months ended September 30
($ in million)	2012	2011	2012	2011
Federal income expense (benefit) from continuing operations	$2.0	(20.2)	6.2	(16.1)
Effective tax rate	10%	54	14	141

The increases in federal income tax expense in Third Quarter and Nine Months 2012 were primarily due to an improvement in underwriting results as compared to last year, partially offset by decreases in net investment income. For a reconciliation of the federal corporate tax rate to our effective tax rate, see Note 14. "Federal Income Taxes" in Item 1. "Financial Statements" of this Form 10-Q.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet both the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $185.2 million at September 30, 2012, primarily comprised of $24.1 million at Selective Insurance Group, Inc. (the “Parent”) and $161.1 million at the Insurance Subsidiaries. Short-term investments are generally maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and the Federal Home Loan Bank of Indianapolis (“FHLBI”) through our Indiana-domiciled Insurance Subsidiaries' (“Indiana Subsidiaries”) loan agreements, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries paying approximately $196 million in total dividends to the Parent in 2012, of which $179.7 million was paid through Third Quarter 2012, including an extraordinary cash and property dividend of approximately $134 million that was paid to the Parent from SICA in Third Quarter 2012. This dividend, along with a portion of the ordinary dividends, was used as follows: (i) $74.4 million and $31.9 million, respectively, to further capitalize the formation of two additional New Jersey-domiciled insurance companies, SCIC and SFCIC; (ii) $13.3 million to provide additional capitalization of our recently-acquired Insurance Subsidiary, MUSIC; and (iii) $19.5 million to further capitalize SICNE, an Insurance Subsidiary that was re-domesticated from Maine to New Jersey in the second quarter of 2012. Our allowable maximum ordinary dividend is approximately $108 million.
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
The Parent had no private or public issuances of stock or debt during 2012 and there were no borrowings under its $30 million line of credit (“Line of Credit”). The Indiana Subsidiaries' membership in the FHLBI provides these companies with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI as long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.” All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 6, “Investments” in Item 1. “Financial Statements” of this Form 10-Q. The Indiana Department of Insurance has approved lending agreements from each of the Indiana Subsidiaries to the Parent for up to 10% of the admitted assets of the respective Indiana Subsidiary. At September 30, 2012, the outstanding borrowings of the Indiana Subsidiaries from the FHLBI were $58 million. The Indiana Subsidiaries have the ability to borrow an additional $26 million from the FHLBI, as total borrowings are limited to 10% of admitted assets of the Indiana Subsidiaries under our line of credit, as explained above. In addition, pursuant to the lending agreements between the Indiana Subsidiaries and the Parent, additional borrowings by the Parent from the Indiana Subsidiaries are limited to approximately $18 million.
The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are well-laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity securities portfolio, excluding short-term investments, was 3.5 years as of September 30, 2012, while the liabilities of the Insurance Subsidiaries have a duration of approximately 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.
Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayments of $13 million and $45 million are due in 2014 and 2016, respectively. Subsequent to 2016, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect the Parent's ability to service its debt and pay dividends on common stock.
Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties. This Line of Credit provides the Parent an additional source of short-term liquidity, if needed. The interest rate on our Line of Credit varies and is based on the Parent's debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of September 30, 2012 or at any time during 2012.
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
The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2012	Actual as of September 30, 2012
Consolidated net worth	$812 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	19.8%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2012, we had statutory surplus and GAAP stockholders' equity of $1.1 billion. We had total debt of $307.4 million at September 30, 2012, which equates to a debt-to-capital ratio of 21.5%.
Our cash requirements include, but are not limited to, principal and interest payments on various notes payable and dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include agents' commissions, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below entitled “Contractual Obligations, Contingent Liabilities, and Commitments.”

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to our subsidiaries in our Insurance Operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent's common stock, and increasing stockholders' dividends.
Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.
Book value per share increased to $20.44 as of September 30, 2012, from $19.45 as of December 31, 2011, primarily driven by: (i) an increase in unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.73; and (ii) net income, which led to an increase in book value per share of $0.67. Partially offsetting these increases was the $0.39 in dividends paid to our shareholders.
Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best and Company ("A.M. Best"). In the second quarter of 2012, A.M. Best lowered our rating to “A (Excellent),” their third highest of 15 ratings, with a “stable” outlook. The change resulted from their assessment of our operating performance over the most recent five-year period relative to the commercial casualty composite index despite recognizing that recent performance has been negatively impacted by record catastrophic and weather-related losses. They cited solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, and our strong independent agency relationships in support of the “A (Excellent)” rating. We have been rated “A” or higher by A.M. Best for the past 82 years. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Ratings by other major rating agencies are as follows:

•
Standard and Poors' Rating Services (“S&P”) - Our “A” financial strength rating was reaffirmed in Third Quarter 2012 by S&P, which cited our strong competitive position in Mid-Atlantic markets, financial flexibility, and relationships with independent agents. Our outlook was revised to “negative” reflecting a modest decline in available capital and increased charges for underwriting risk, asset risk, and property catastrophe exposure as measured by Standard & Poor's capital adequacy model.

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

•
Fitch Ratings - Our “A+” rating and outlook of stable was reaffirmed in the second quarter of 2012, citing our disciplined underwriting culture, conservative balance sheet with very good capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P and Moody's financial strength ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Off-Balance Sheet Arrangements
At September 30, 2012 and December 31, 2011, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2011. We expect to have the capacity to repay and/or refinance these obligations as they come due.

At September 30, 2012, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $64.8 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of our 2011 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2011 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Selective is the sixth largest insurance group participating in the write-your-own (“WYO”) arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency ("FEMA") in the U.S. Department of Homeland Security. For WYO participation, Selective receives an expense allowance, or servicing fee, for policies written and claims serviced. As of September 30, 2012, the expense allowance was 30.4% and the servicing fee was a combination of 1% of direct written premiums and 1.5% of incurred losses. Effective October 1, 2012, the expense allowance changed to 30.7% and the servicing fee is 0.9% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress.  This past July, the President signed a law extending the National Flood Insurance Program until September 30, 2017.  In addition to the much needed extension, the law increases the annual limitation on flood premium increases from 10% to 20%; requires a four-year phase-in to actuarial rates for pre-Flood Insurance Rate Map (FIRM) properties; increases the minimum annual deductibles for pre-FIRM properties; and allows for installment plans to pay premiums.  The legislation directs the FEMA to develop a storm model to better define “wind” versus “water” claims and the responsibility of payment between the NFIP and private insurers. In addition, the law directs FEMA to re-examine WYO compensation. These changes, and specifically potential changes in compensation of WYO carriers, may impact the financial viability of our participation of the program.

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

Our financial strength ratings are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A”	Stable
S&P	“A”	Negative
Moody's Investor Service	“A2”	Stable
Fitch Ratings	“A+”	Stable

A significant rating downgrade, particularly from A.M. Best, could:  (i) affect our ability to write new business with customers, some of whom are required under various third-party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wells Fargo Bank, National Association (“Line of Credit”). The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“bbb+”	Stable
S&P	“BBB”	Negative
Moody's Investor Service	“Baa2”	Stable
Fitch Ratings	“BBB+”	Stable

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in Third Quarter 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1 – 31, 2012	—	$—	—	—
August 1 – 31, 2012	2,214	17.71	—	—
September 1 – 30, 2012	679	19.03	—	—
Total	2,893	$18.02	—	—

[1]
During Third Quarter 2012, 2,893 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 25, 2012
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 25, 2012
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)