Form 10-K
period 2012-12-31
SELECTIVE INSURANCE GROUP INC
filed 2013-02-21
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number 001-33067
SELECTIVE INSURANCE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey	07890
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(973) 948-3000
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2 per share	NASDAQ Global Select Market

5.875% Senior Notes due February 9, 2043	New York Stock Exchange
7.5% Junior Subordinated Notes due September 27, 2066	New York Stock Exchange

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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $933,516,947 on June 30, 2012. As of February 15, 2013, the registrant had outstanding 55,454,587 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 24, 2013 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company that was incorporated in 1977. The Parent has nine insurance subsidiaries that are licensed by various state departments of insurance to write specific lines of property and casualty insurance in the standard market. Two of these subsidiaries, Selective Casualty Insurance Company and Selective Fire and Casualty Insurance Company, were created in 2012 and began writing direct premium in 2013. In addition, in December 2011 we acquired one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), that is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus lines ("E&S") market. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” In 2012, we were ranked as the 49th largest property and casualty group in the United States based on 2011 net premium written (“NPW”) in A.M. Best and Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into three operating segments:

•
Standard Insurance Operations - in which we sell commercial lines ("Commercial Lines") and personal lines ("Personal Lines") insurance products and services that are sold in the standard marketplace including flood business through the National Flood Insurance Program ("NFIP");

•
E&S Insurance Operations - in which we sell Commercial Lines insurance products and services that are unavailable in the standard market due to the market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•	Investments - in which we invest the premiums our Standard Insurance Operations and E&S Insurance Operations collect.

Prior to this year, we classified our business into two segments: Insurance Operations and Investments. The addition of the E&S segment resulted from the acquisitions that we made in 2011 related to this business. For information regarding these acquisition, see Note 12. "Business Combinations" of Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. As our E&S segment currently meets the quantitative threshold for separate segment reporting, our revised segments are reflected throughout this report for all periods presented.

We derive substantially all of our income in three ways:

•
Underwriting income from our insurance operations. Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. The gross premiums we bill our insureds are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums billed less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance operations fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as agent commissions, premium taxes, reinsurance, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net investment income from investments. We generate income from investing: (i) insurance premiums from the time they are collected until the time we need to make certain expenditures such as paying loss and loss expenses, underwriting expenses; (ii) policyholder dividends; and (iii) equity and debt offering obligations. Net investment income consists primarily of interest earned on fixed maturity investments, dividends earned on equity securities, and other income primarily generated from our alternative investment portfolio.

•
Net realized gains and losses on investment securities from the investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, maturities, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”).

We measure the performance of our insurance operations segments by the combined ratio. Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding: (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE; (ii) the expense ratio, which is the ratio of policy acquisition and other underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. Statutory accounting principles ("SAP") provides a calculation of the combined ratio that differs from GAAP in that the statutory expense ratio is the ratio of policy acquisition and other underwriting expenses to NPW, not NPE. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or other non-insurance related income or expense.

We measure the performance of our investments segment by pre-tax investment income and the associated return on invested assets. Our investment philosophy includes setting certain risk and return objectives for the fixed maturity, equity, and other investment portfolios. We generally measure our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

Our operations are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed or authorized to do business. In these states, the Insurance Subsidiaries are required to file financial statements prepared in accordance with SAP, that are promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Because of these regulatory requirements, we use SAP to manage our insurance operations. The purpose of state insurance regulation is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on the potential for shareholder profits. Consequently, significant differences exist between SAP and GAAP that are discussed further under “Measure of Insurance Operations Profitability.”

Insurance Segments (Standard and E&S)
Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. Our Commercial Lines sales are to businesses, non-profit organizations, and local government entities, and between Standard Insurance Operations and E&S Insurance Operations, represent about 83% of our NPW. Our Personal Lines sales including our flood business are to individuals and represents about 17% of our NPW. The majority of our sales are annual insurance policies. Commercial Lines sales are seasonally heaviest in January and July and lightest during the fourth quarter of the year.

Insurance Segments Products and Services
The types of insurance we sell in our insurance operations fall into four broad categories:

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

•
Flood insurance, which generally covers property losses under the Federal Government's Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Flood insurance premiums and losses are 100% ceded to the NFIP; and

•
E&S insurance, which generally provides property and casualty coverage through established underwriting guidelines to small commercial accounts with moderate degrees of hazard that do not have access to coverage in the standard markets because of their small premium size, unique/niche risk characteristics, and/or regulatory restrictions that prevent standard markets from offering appropriate underwriting terms and conditions. E&S property claims are generally reported and settled in a relatively short period of time, whereas E&S casualty claims may take several years to be reported and settled.

We underwrite and insure Commercial Lines of business primarily through traditional insurance and, to a lesser extent, through alternative risk management products, such as retrospective rating plans, self-insured group retention programs, or individual self-insured accounts. The following table shows the principal types of policies we write in our Standard Insurance Operations and our E&S Insurance Operations:

Type of Policy	Category of Insurance	Standard Insurance Operations	E&S Insurance Operations
Commercial Property	Property	X	X
Commercial Automobile	Property/Casualty	X
General Liability (including Excess Liability/Umbrella)	Casualty	X	X
Workers Compensation	Casualty	X
Business Owners Policy	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Flood[1]	Property	X
1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO Program. Certain other policies contain minimal Flood or Flood related coverages.

 The main Personal Lines business that we underwrite and insure are as follows:

Type of Policy	Category of Insurance	Standard Insurance Operations
Homeowners	Property/Casualty	X
Personal Automobile	Property/Casualty	X
Flood[1]	Property	X
1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO Program. Certain other policies contain minimal Flood or Flood related coverages.

Product Development and Pricing
Our insurance policies are contracts that specify our coverages – what we will pay to or for an insured upon specified losses. We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”) and the National Council on Compensation Insurance, Inc. ("NCCI"). Determining the price to charge for our coverages is complicated. At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future. To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends. In the last five years, we have also developed predictive models for certain of our standard insurance lines. Predictive models analyze historical statistical data regarding our insureds and their loss experience, rank our policies based on this analysis, and apply this risk data to current and future insureds to predict the likely profitability of an account. A model’s predictive capabilities are limited by the amount and quality of the statistical data available. As a regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs. Consequently, we use ISO data to supplement our own.

Customers and Customer Markets
Commercial Lines customers represent 83% of our total DPW. We categorize this business as follows:

	Percent of Total Commercial Lines	Average Premium per Policy	Description
Small Business	21%	$2,488
Standard insurance policies generally under $25,000, with certain restrictions for hazard grade and exposure that can be written through our internet-based One & Done® and Two & Done automated underwriting templates.

Middle Market Business	62%	$9,323	Standard insurance policies that cannot be written through our automated systems and are the focus of our field-based underwriters, known as agency management specialists (“AMSs”).

Large Account Business	10%	$142,140
Standard insurance policies that are larger in size or include alternative risk transfer.  This business is written by large account specialists.  Approximately 25% of these accounts include alternative risk transfer mechanisms.

E&S Business	7%	$2,564	E&S insurance policies that are generally written through contract binding authority under established underwriting guidelines with our wholesale general agency partners.

We do not subdivide our Personal Lines customers by size or class. No one customer accounts for 10% or more of our Standard or E&S Insurance Operations segments.

Geographic Markets
We principally sell our standard insurance products and services in 22 states and the District of Columbia in the Eastern and Midwestern regions of the United States. However, we also provide Flood and E&S insurance in all 50 states and the District of Columbia. We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The following table lists the principal states in which we write business and the percentage of total NPW each represents for the last three fiscal years:

	Year Ended December 31,
% of NPW	2012	2011	2010
New Jersey	23.3%	25.3	26.2
Pennsylvania	12.0	13.0	13.8
New York	7.6	8.3	9.0
Maryland	5.7	6.4	6.9
Illinois	4.9	5.5	5.5
Virginia	4.9	5.3	5.3
Indiana	5.0	4.9	4.8
Michigan	3.5	3.6	3.0
Georgia	3.1	3.1	3.1
North Carolina	3.1	3.0	3.3
South Carolina	3.0	2.7	2.6
Ohio	2.6	2.7	2.5
Other states	21.3	16.2	14.0
Total	100.0%	100.0	100.0

Distribution and Marketing
We sell and distribute our Standard Insurance Operations products and services through independent retail insurance agents. Our Standard Insurance Operations, excluding our flood business, had retail agency agreements with approximately 1,100 independent agencies, as of December 31, 2012, many of which have multiple offices. In total, approximately 1,800 independent agency offices are selling this business for us. In addition, we have approximately 5,000 agents selling our flood products. We sell and distribute our E&S Insurance Operations products through 95 wholesale general agencies, to which we have given contract binding authority for the business they receive from independent retail insurance agents. We pay our agencies commissions and other consideration for business placed with us. We seek to compensate our agencies fairly and consistent with market practices. No one agency is responsible for 10% or more of our combined insurance operations premium.

Independent retail insurance agents and brokers write approximately 80% of standard market commercial property and casualty insurance and approximately a third of the standard market personal lines insurance in the United States according to a study released in 2011 by the Independent Insurance Agents & Brokers of America and E&S business is written almost exclusively through wholesale general agents. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and can provide a wider choice of commercial lines and personal lines insurance products to insureds. Because our agencies generally represent several of our competitors, we face competition within our distribution channel. As our customers rely heavily on their independent retail insurance agent, it is sometimes difficult to develop brand recognition with our customers, who cannot always differentiate between insurance coverage and insurance carriers.

Our primary marketing strategy with agents is to:

•
Use a business model that provides them resources within close geographic proximity, including: (i) field underwriters; (ii) regional office underwriters; (iii) safety management specialists; (iv) field claims personnel; and (v) field marketing specialists. These resources make timely underwriting and claim decisions based on established authority parameters.

•
Develop close relationships with each agency and its principals: (i) by soliciting their feedback on products and services; (ii) by advising them concerning company developments; and (iii) through significant interaction with them focusing on producer recruitment, sales training, enhancing customer experience, online marketing, and agency operations.

•
Develop with each agency, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with us; (ii) amounts of premium or numbers of policies placed with us; (iii) customer service levels; and (iv) profitability of business placed with us.

In our most recent survey of our Standard Insurance Operations, which was conducted in 2012, we received an overall satisfaction score of 8.3 out of 10 from our agents, which highlighted our agents’ satisfaction with our standard Commercial Lines products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Field and Technology Strategies Supporting Independent Retail Agent Distribution
We use the service mark “High-tech x High-touch = HT2 SM” to describe our Standard Insurance Operations business strategy. “High-tech” refers to our technology that we use to make it easy for our independent retail insurance agents and customers to do standard business with us. “High-touch” refers to the close relationships that we have with our independent retail insurance agents and customers due to our field business model that places underwriters, claims representatives, technical staff, and safety management representatives near our agents and customers.

Employees
To support our independent retail agents, we employ a field model in both underwriting and claims. The field model places various employees in the field, usually working from home offices near our agents. We believe that we build better and stronger relationships with our agents because of the close proximity of our field employees to our agents and the resulting direct and regular interaction with our agents and our customers.

At December 31, 2012, we had approximately 2,100 employees, 300 of which work in the field.

We provide support to our field model from our corporate headquarters in Branchville, New Jersey, and our six regional branches (“Regions”). The table below lists our Regions and where they have office locations:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
E&S	Horsham, Pennsylvania and Scottsdale, Arizona

Underwriting Process Involving Agents and Field Model
Our underwriting process requires communication and interaction among:

•	Our independent retail agents, who act as front-line underwriters, our AMSs, our SMSs, our field marketing specialists ("FMSs"), as well as our corporate and regional underwriters;

•	Our wholesale general agents, who use guidelines developed by our corporate E&S underwriters to write business that they receive from retail insurance agents under contract binding authority.

•	Our flood agents who act as front-line underwriters for our business under the NFIP's WYO Program.

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

We also have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our independent retail agents by servicing our Standard Insurance Operations through Personal Lines, Commercial Lines and Small Business and Middle Market accounts. At the USC, our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our independent retail agents agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2012 our USC was servicing standard Commercial Lines NPW of $47 million, and Personal Lines NPW of $27 million. The $74 million total serviced by the USC represents 4% of our total NPW.

We believe that our field model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving an insured’s safety and risk management programs – and we have obtained the service mark “Safety Management: Solutions for a safer workplace.”® Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our insureds to identify and eliminate potential loss exposures.

Claims Management and Field Claims Model
Effective, fair, and timely claims management is one of the most important services that we provide our customers and agents. It also is one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of loss and loss expenses; and (ii) maintenance of timely and adequate claims reserves. In connection with our Standard Insurance Operations, we believe that we can achieve lower claims expenses through our field model by locating claims representatives in close proximity to our customers and independent retail agents. For our E&S Insurance Operations, we use external adjusters who are situated close to claimants.

Claims management specialists (“CMSs”) are primarily responsible for investigating and settling the majority of our Standard Insurance Operations' non-workers compensation claims directly with insureds and claimants. By promptly and personally investigating claims, we believe CMSs are able to provide better customer and agent service and quickly resolve claims within their authority. All workers compensation claims are handled in the Regional Claim Offices. Workers compensation adjusters specialize in investigation, medical management or lost-time claims. Because of the special nature of property claims, CMSs refer those claims above certain amounts to our general property adjusters for consultation. We also refer complex liability claims to an experienced adjusting team that focuses solely on complex large exposure liability claims. All environmental claims are referred to our specialized corporate environmental unit. This structure allows us to provide experienced adjusting to each claim segment.

We also have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC receives first notices of loss from our insureds and claimants related to our Standard Insurance Operations. The CSC is designed to help: (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase our use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims. Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or the specialized area at our corporate headquarters.

For our Standard and E&S Insurance Operations, we have a special investigations unit (“SIU”) that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU also supervises anti-fraud training for all claims adjusters and AMSs.

Technology
We leverage the use of technology in our business. In recent years, we have made significant investments in information technology platforms, integrated systems, internet-based applications, and predictive modeling initiatives. We did this to provide:

•
Our independent retail agents, wholesale agents, and customers with access to accurate business information and the ability to process certain transactions from their locations, seamlessly integrating those transactions into our systems;

•	Our SIU investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•
Our claims recovery and subrogation departments have the ability to expand and enhance their models through the use of our business intelligence systems, an effort that is expected to be completed over the coming year; and

•	Our underwriters with targeted pricing tools to enhance profitability while growing the business.

In 2012, we received the Interface Partner Award from Applied Systems, an automated solutions provider to independent retail insurance agents for the fifth consecutive year. The award recognizes our leadership and innovation in our interface advancements in download and real-time rating. We also received the following four awards from the Association of Cooperative Operations Research and Development ("ACORD"):

•
The Property & Casualty Straight-Through Processing of Data Accomplishment Award, which recognizes automation of the policy life cycle using ACORD standards and forms, including real-time rating/submission, policy download, and endorsement processing.

•
The AUGIE (ACORD-User Group Information Exchange) Commercial Lines Download Accomplishment Award, which recognizes Selective's use of ACORD Standards to streamline workflows and improve quality of data available to users who need to service their customers.

•	The Property & Casualty AL3 Download Recognition Award, for using current electronic data interchange (EDI) standards and having a solid history of download success using AL3 standards.

•	The Property & Casualty Outstanding Contribution Accomplishment Award, for promoting the implementation and education of ACORD standards and best practices.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”). The EPMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions and information technology, meets reguarly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation. Our technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We also have agreements with multiple consulting, information technology, and managed services providers for supplemental staffing services. Collectively, these providers supply approximately 26% of our skilled technology capacity. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

In 2012, we continued our program to enhance our customers' experience with us by introducing several initiatives to bring service improvements to our customers, including: (i) expanding usage of the Customer Self Service portal; (ii) launching a mobile application to allow customers to receive service through their smart phones; and (iii) conducting customer surveys regarding billing and claims transactions.

Insurance Segments Competition

Market Competition
The commercial lines property and casualty market is highly competitive and market share is fragmented among many companies. Despite a slight economic improvement and some encouraging signs of price firming, A.M. Best maintains its negative outlook for the commercial lines segment for 2013. We compete with four types of companies, primarily on the basis of price, coverage terms, claims service, safety management services, ease of technology, and financial ratings:

•
Regional insurers, such as Cincinnati Financial Corporation, Erie Indemnity Company, The Hanover Insurance Group, Inc., and United Fire Group, Inc., which offer commercial lines and personal lines products and services;

•
National insurers, such as Liberty Mutual Group, The Travelers Companies, Inc., The Hartford Financial Services Group, Inc., Nationwide Mutual Insurance Company, and Zurich Insurance Group which offer commercial lines and personal lines products and services;

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

We also face competition in personal lines, although the market is less fragmented than commercial lines and carriers have been more successful at obtaining rate increases. The A.M. Best industry outlook for personal lines is stable, as the industry's auto line continues to perform well with generally adequate and stable returns. Our Personal Lines business faces competition primarily from the regional and national carriers noted above, as well as direct insurers such as GEICO and The Progressive Corporation, which primarily offer personal lines coverage and market through a direct response model.

Some of these competitors are public companies and some are mutual companies. Some, like us, rely on independent retail and wholesale insurance agents for distribution of their products and services and have competition within their distribution channel. Others either employ their own agents who only represent one insurance carrier or use a combination of independent retail and captive agents.

Financial Ratings
Our Insurance Subsidiaries’ ratings by major rating agencies, are as follows:

Rating Agency	Financial Strength Rating	Outlook
A.M. Best and Company	A	Stable
Standard & Poor’s (“S&P”)	A	Negative
Moody’s Investors Service (“Moody’s”)	A2	Negative
Fitch Ratings (“Fitch”)	A+	Stable

Because agent and customer concerns about an insurer's ability to pay claims in the future are such an important factor in our competitiveness, our financial ratings are important. Major financial rating agencies evaluate us on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most significantly influenced by our rating from A.M. Best. We have been rated "A" or higher by A.M. Best for the past 82 years. In the second quarter of 2012, A.M. Best lowered our rating to "A (Excellent)", their third highest of 15 ratings, with a "Stable" outlook. In making this change, A.M. Best cited solid risk- adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, and our strong independent retail agency relationships but stated our operating performance over the past five-year period was not as favorable as the commercial property casualty index and that we had been negatively impacted by record catastrophic and weather-related losses. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Our “A” financial strength rating was reaffirmed in the third quarter of 2012 by S&P, which cited our strong competitive position in Mid-Atlantic markets, financial flexibility, and relationships with independent retail agents while our outlook was revised to “negative” reflecting a modest decline in available capital and increased charges for underwriting risk, asset risk, and property catastrophe exposure as measured by Standard & Poor's capital adequacy model. On February 4, 2013, Moody's cited our strong regional franchise with established independent retail agency support, along with good risk adjusted capitalization and strong invested asset quality to reaffirm our financial strength rating of “A2” but revised our outlook to negative, citing that our underwriting results have lagged similarly rated peers. Fitch reaffirmed our “A+” rating and stable outlook in the fourth quarter of 2012, citing our conservative balance sheet with solid capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

While customers and agents may be aware of our S&P, Moody’s and Fitch financial strength ratings, these ratings are not as important in insurance purchase decision-making. They do, however, affect our ability to access capital markets. For further discussion on this, please see the “Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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

We amended the Pooling Agreement twice in 2012: (i) to add MUSIC; and (ii) to add the formation of two new insurance companies, Selective Casualty Insurance Company ("SCIC") and Selective Fire and Casualty Insurance Company ("SFCIC").

The following illustrates the pooling percentages by company for the respective time frames throughout 2012:

Insurance Subsidiary	Pooling Percentage January 1 - June 30, 2012	Pooling Percentage July 1 - December 31, 2012
Selective Insurance Company of America ("SICA")	44.5%	32.0%
Selective Way Insurance Company ("SWIC")	21.0%	21.0%
Selective Insurance Company of South Carolina ("SICSC")	9.0%	9.0%
Selective Insurance Company of the Southeast ("SICSE")	7.0%	7.0%
Selective Insurance Company of New York ("SICNY")	7.0%	7.0%
SCIC	—%	7.0%
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0%	6.0%
MUSIC	5.0%	5.0%
Selective Insurance Company of New England ("SICNE")	0.5%	3.0%
SFCIC	—%	3.0%

Reinsurance Treaties and Arrangements
By entering reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. All of our reinsurance treaties are for traditional reinsurance; we do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk to our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; and (ii) obtaining collateral to secure reinsurance obligations when possible. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer's financial condition or rating deteriorates. We continuously monitor the financial condition of our reinsurers. We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance.

We primarily use the following three reinsurance treaty and arrangement types for property and casualty insurance:

•	Treaty reinsurance, under which certain types of policies are automatically reinsured without prior approval by the reinsurer of the underlying individual insured risks;

•
Facultative reinsurance, under which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. We use facultative reinsurance for policies with limits greater than those available under our treaty reinsurance; and

•
Protection provided under the Terrorism Risk Insurance Act of 2002 as modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIA”). Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. Under TRIA, each participating insurer is responsible for paying a deductible of specified losses based on a percentage of the prior year's applicable commercial lines direct premiums earned before federal assistance is available. In 2013, our deductible is approximately $209 million. For losses above the deductible, the federal government will pay 85% and the insurer retains 15%. Although TRIA's provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers standard lines)	$38 million above $2 million retention in two layers. Losses other than TRIA certified losses are subject to the following reinstatements and annual aggregate limits:
All nuclear, biological, chemical, and radioactive (“NBCR”) losses are excluded regardless of whether or not they are certified under TRIA.  For non-NBCR losses, the treaty distinguishes between acts certified under TRIA and those that are not.  The treaty provides annual aggregate limits for TRIA certified (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer.  Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

- $8 million in excess of $2 million layer provides an unlimited reinstatements; and
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits.

Property Catastrophe Excess of Loss (covers both standard and E&S lines)	$585 million above $40 million retention in four layers:
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

- 97% of losses in excess of $40 million up to $100 million;
- 96% of losses in excess of $100 million up to $225 million; and
- 95% of losses in excess of $225 million up to $475 million.
- 98% of losses in excess of $475 million up to $625 million.

    - The treaty provides one reinstatement per layer
for the first three layers and no reinstatements
on the fourth layer. The annual aggregate limit
is $978.9 million, net of the Insurance
Subsidiaries' co-participation.

Flood	100% reinsurance by the federal government’s WYO Program.	None

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers standard lines)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits: .
	- $3 million in excess of $2 million layer provides 23 reinstatements, $72 million net annual aggregate limit;	- $3 million in excess of $2 million layer provides four reinstatements for terrorism losses, $15 million net annual aggregate limit;
	- $7 million in excess of $5 million layer provides three reinstatements, $28 million annual aggregate limit;	- $7 million in excess of $5 million layer provides two reinstatements for terrorism losses, $21 million annual aggregate limit;
	- $9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit;	- $9 million in excess of $12 million layer provides two reinstatements for terrorism losses, $27 million annual aggregate limit;
	- $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- $9 million in excess of $21 million layer provides one reinstatement for terrorism losses, $18 million annual aggregate limit;
	- $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit; and
	- $40 million in excess of $50 million layer provides one reinstatement, $80 million in net annual aggregate limit.	- $40 million in excess of $50 million layer provides one reinstatement for terrorism losses, $80 million in net annual aggregate limit.

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

We also have other reinsurance treaties that we do not consider core to our reinsurance program for our standard insurance products, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool ("NWCRP") that covers business assumed from the involuntary workers compensation pool, and our Equipment Breakdown Coverage Reinsurance Treaty. In addition, we have Property and Casualty Excess of Loss Reinsurance Treaties providing coverage on our E&S business. For further discussion on reinsurance, see the “Reinsurance” section of Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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

See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for full discussion regarding our loss reserving process.

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

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2012.

•
Section V shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2012.

This table does not present accident or policy year development data. Conditions and trends that have affected past reserve development may not necessarily occur in the future. As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
I. Gross reserves for unpaid losses and loss expenses at December 31	$1,403.4	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1	3,144.9	4,068.9

Reinsurance recoverables on unpaid losses and loss expenses at December 31	$(160.4)	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)	(549.5)	(1,409.7)

Net reserves for unpaid losses and loss expenses at December 31	$1,243.1	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8	2,474.2	2,516.3	2,595.4	2,659.2

II. Net reserves estimate as of:
One year later	$1,258.1	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6	2,477.6	2,569.8
Two years later	1,276.3	1,452.3	1,637.3	1,845.1	2,024.0	2,237.8	2,324.6	2,368.1	2,428.6
Three years later	1,344.6	1,491.1	1,643.7	1,825.2	1,982.4	2,169.7	2,286.0	2,315.0
Four years later	1,371.5	1,522.9	1,649.8	1,808.9	1,931.1	2,155.8	2,264.9
Five years later	1,413.8	1,529.2	1,653.6	1,780.7	1,916.0	2,151.5
Six years later	1,420.8	1,538.4	1,639.5	1,777.3	1,924.4
Seven years later	1,428.7	1,535.6	1,638.7	1,789.3
Eight years later	1,430.0	1,539.1	1,648.0
Nine years later	1,435.7	1,546.6
Ten years later	1,445.1
Cumulative net redundancy (deficiency)	(202.1)	(143.4)	(31.6)	76.5	164.7	163.2	151.9	159.2	87.7	25.6

III. Cumulative amount of net reserves paid through:
One year later	$384.0	414.5	422.4	468.6	469.4	579.4	584.5	561.3	569.9	632.7
Two years later	653.3	691.4	729.5	775.0	841.3	945.5	966.8	936.7	990.8
Three years later	836.3	903.7	942.4	1,026.9	1,080.0	1,201.6	1,238.3	1,235.8
Four years later	966.2	1,033.5	1,101.0	1,174.2	1,235.2	1,388.7	1,439.5
Five years later	1,044.6	1,128.4	1,189.2	1,267.1	1,347.0	1,513.0
Six years later	1,110.0	1,184.5	1,245.4	1,341.8	1,426.8
Seven years later	1,151.8	1,225.3	1,294.2	1,399.6
Eight years later	1,183.0	1,262.5	1,333.8
Nine years later	1,213.4	1,291.1
Ten years later	1,235.4

IV. Re-estimated gross liability	1,736.9	1,853.6	1,961.5	2,116.2	2,206.4	2,429.1	2,547.9	2,609.8	2,750.2	3,098.7

Re-estimated reinsurance recoverables	(291.8)	(307.0)	(313.5)	(326.9)	(282.1)	(277.5)	(283.0)	(294.9)	(321.6)	(528.9)

Re-estimated net liability	1,445.1	1,546.6	1,648.0	1,789.3	1,924.4	2,151.5	2,264.9	2,315.0	2,428.6	2,569.8

V. Cumulative gross redundancy (deficiency)	(333.5)	(265.8)	(126.3)	(32.2)	82.4	113.4	93.1	136.0	79.9	46.2

Cumulative net redundancy (deficiency)	(202.1)	(143.4)	(31.6)	76.5	164.7	163.2	151.9	159.2	87.7	25.6
Note: Some amounts may not foot due to rounding.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss expense reserves, which could have a material adverse effect on our results of operations, equity, insurer financial strength, and debt ratings.

In 2012, we experienced overall favorable loss development of approximately $26 million compared to $39 million in 2011 and $44 million in 2010. The following table summarizes the prior year development by line of business:

Favorable/(Unfavorable) Prior Year Development
($ in millions)	2012	2011	2010
General Liability	$(3)	12	26
Commercial Automobile	9	13	28
Workers' Compensation	(2)	(7)	(22)
Business Owners' Policies	9	11	3
Commercial Property	3	6	3
Homeowners	9	4	6
Personal Automobile	—	(1)	(2)
Other	1	1	2
Total	$26	39	44

For a qualitative discussion of our prior year development, see Note 9. "Reserves for Losses and Loss Expenses" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2012	2011
Statutory losses and loss expense reserves	$2,654,418	2,591,570
Provision for uncollectible reinsurance	4,800	3,900
Other	(32)	(36)
GAAP losses and loss expense reserves – net	2,659,186	2,595,434
Reinsurance recoverables on unpaid losses and loss expenses	1,409,755	549,490
GAAP losses and loss expense reserves – gross	$4,068,941	3,144,924

Asbestos and Environmental Reserves
Our general liability, excess liability, and homeowners reserves include exposure to asbestos and environmental claims. Our exposure to environmental liability is primarily due to: (i) landfill exposures from policies written prior to the absolute pollution endorsement in the mid 1980s; and (ii) underground storage tank leaks mainly from New Jersey homeowners' policies. These environmental claims stem primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2012, asbestos claims constituted 28% of our $27.8 million net asbestos and environmental reserves compared to 24% of our $27.9 million net asbestos and environmental reserves at December 31, 2011.

“Environmental claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos. These claims include landfills and leaking underground storage tanks. Our landfill exposure lies largely in policies written on municipal governments, in their operation or maintenance of certain public lands. In addition to landfill exposures, in recent years, we have experienced a relatively consistent level of reported losses in the homeowners line of business related to claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey. In 2007, we instituted a fuel oil system exclusion on our New Jersey homeowners policies that limits our exposure to leaking underground storage tanks for certain customers. At that time, existing insureds were offered a one-time opportunity to buy back oil tank liability coverage.  The exclusion applies to all new homeowners policies in New Jersey. These customers are eligible for the buy-back option only if the tank meets specific eligibility criteria.

Our asbestos and environmental claims are handled in our centralized and specialized asbestos and environmental claim unit. Case reserves for these exposures are evaluated on a claim-by-claim basis. The ability to assess potential exposure often improves as a claim develops, including judicial determinations of coverage issues. As a result, reserves are adjusted accordingly.

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to environmental claims because past loss history is not indicative of future potential loss emergence. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range. Historically, our asbestos and environmental claims have been significantly lower in volume, with less volatility and uncertainty than many of our competitors in the commercial lines industry. This is due to the nature of the risks we insured, and the fact that we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to others in the insurance marketplace.

Measure of Insurance Segments Profitability
We manage and evaluate the performance and profitability of our Standard and E&S Insurance Operations segments in accordance with SAP, which differs from GAAP. Our rating agencies use SAP information to evaluate our performance, including measuring our performance against our industry peers. We base our incentive compensation to our independent retail agents and our wholesale general agents on the SAP results of our Standard Insurance Operations segment and our E&S Insurance Operations segment, respectively. In addition, we use the SAP results of our combined insurance operations as a basis for incentive compensation to employees.

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

SAP differs in several ways from GAAP, under which we report our financial results to shareholders and the United States Securities Exchange Commission (“SEC”):

•	With regard to the underwriting expense ratio, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to certain income:

◦
Underwriting expenses that are incremental and directly related to the successful acquisition of insurance policies are deferred and amortized to expense over the life of an insurance policy under GAAP; whereas they are recognized when incurred under SAP.

◦	Deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit under GAAP; whereas they are recorded directly to surplus under SAP.

◦
Changes in the value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP.

•	With regard to equity under GAAP and statutory surplus under SAP:

◦	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

◦	Regarding unrealized gains and losses on fixed maturity securities:

•
Under GAAP, unrealized gains and losses on available-for-sale (“AFS”) fixed maturity securities are recognized in equity; but they are not recognized in equity on purchased held-to-maturity (“HTM”) securities. Unrealized gains and losses on HTM securities transferred from an AFS designation are amortized from equity as a yield adjustment.

•
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

◦
Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses. These assets are excluded from statutory surplus under SAP, but are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP; and

◦	Regarding recognition of the liability for our defined benefit plan:

•
Under GAAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in equity as a component of other comprehensive income (“OCI”).

•
Under SAP, the liability is recognized in an amount equal to the excess of the vested accumulated benefit obligation over the fair value of the plan assets, and any changes in this balance not recognized in income are recognized in statutory surplus.

Our combined insurance segments' statutory results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2012	2011	2010
Insurance Operations Results
NPW	$1,666,633	1,485,349	1,388,556
NPE	$1,583,869	1,439,313	1,414,612
Losses and loss expenses incurred	1,120,185	1,074,446	980,534
Net underwriting expenses incurred	542,335	470,892	445,172
Policyholders’ dividends	3,449	5,284	3,878
Underwriting loss	$(82,100)	(111,309)	(14,972)
Ratios:
Loss and loss expense ratio	70.7%	74.6	69.3
Underwriting expense ratio	32.6	31.7	32.0
Policyholders’ dividends ratio	0.2	0.4	0.3
Statutory Combined ratio	103.5%	106.7	101.6
GAAP combined ratio	104.0%	107.2	101.4

A comparison of certain statutory ratios for our combined insurance segments and our industry are shown in the following table:

	Simple Average of All Periods Presented	2012	2011	2010	2009	2008
Insurance Operations Ratios:[1]
Loss and loss expense	69.9	70.7	74.6	69.3	67.9	67.2
Underwriting expense	32.1	32.6	31.7	32.0	32.3	31.7
Policyholders’ dividends	0.3	0.2	0.4	0.3	0.3	0.3
Statutory combined ratio	102.3	103.5	106.7	101.6	100.5	99.2
Growth in NPW	1.5	12.2	7.0	(2.4)	(4.7)	(4.5)

Industry Ratios:[1,2]
Loss and loss expense	74.4	78.0	77.9	72.1	70.8	73.1
Underwriting expense	27.9	27.7	28.0	28.3	28.1	27.5
Policyholders’ dividends	0.6	0.6	0.6	0.7	0.6	0.6
Statutory combined ratio	102.9	106.2	106.5	101.0	99.5	101.2
Growth in NPW	0.7	4.9	3.5	1.0	(3.8)	(1.9)

Favorable (Unfavorable) to Industry:
Statutory combined ratio	0.6	2.7	(0.2)	(0.6)	(1.0)	2.0
Growth in NPW	0.8	7.3	3.5	(3.4)	(0.9)	(2.6)
1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2Source: A.M. Best. The industry ratios for 2012 have been estimated by A.M. Best.

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

NAIC Monitoring Tools
Among the various financial monitoring tools of the NAIC that are material to the regulators in which our Insurance Subsidiaries are organized are the following:

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers with total adjusted capital that is two times or less than their calculated “Authorized Control Level,” are subject to different levels of regulatory intervention and action. Based upon the 2012 statutory financial statements, which have been prepared in accordance with NAIC statutory accounting principles, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the “Model Audit Rule”). The Model Audit Rule, which is modeled closely on the Sarbanes-Oxley Act of 2002, regulates: (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

•
Own Risk Solvency Assessment ("ORSA") Model Law. ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which is currently being considered for adoption by state insurance regulators, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements which could adversely impact our growth and return on equity.

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

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted. This law provides for, among other things, the following:

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

Investment Segment
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, volatile interest rates, a decrease in market liquidity, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.

Our Investment segment invests the premiums collected by our Standard Insurance Operations and E&S Insurance Operations to satisfy our equity and debt obligations and generate investment income. At December 31, 2012, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed maturities	$3,850.1	89
Equities	151.4	3
Short-term investments	214.4	5
Other investments, including alternatives	114.1	3
Total	$4,330.0	100

Our investment strategy includes setting certain return and risk objectives for the fixed maturity, equity and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed maturity indices. Within the equity portfolio, the high dividend yield equities strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a predominantly “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

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
Gregory E. Murphy, 57 Chairman, President, and Chief Executive Officer
·     Present position since May 2000
·     President, Chief Executive Officer, and Director, Selective, 1999 – 2000
·     President, Chief Operating Officer, and Director, Selective, 1997 – 1999
·     Other senior executive, management, and operational positions, Selective, since 1980
·     Certified Public Accountant (New Jersey) (Inactive)
·     Trustee, Newton Medical Center Foundation, since 1999
·     Director, Property Casualty Insurers Association of America, since 2008
·     Director, Insurance Information Institute, since 2000
·     Trustee, The Institutes, since June 2001
·     Graduate of Boston College (B.S. Accounting)
·     Harvard University (Advanced Management Program)
·     M.I.T. Sloan School of Management

Dale A. Thatcher, 51 Executive Vice President and Chief Financial Officer
·     Present position since April 2010
·     Executive Vice President, Chief Financial Officer and Treasurer, 2003 – 2010
·     Senior Vice President, Chief Financial Officer and Treasurer, Selective, 2000 – 2003
·     Certified Public Accountant (Ohio) (Inactive)
·     Chartered Property and Casualty Underwriter (CPCU)
·     Chartered Life Underwriter (CLU)
·     Member, American Institute of Certified Public Accountants
·     Member, Ohio Society of Certified Public Accountants
·     Member, Financial Executives Institute
·     Member, Insurance Accounting and Systems Association
·     University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)
·     Harvard University (Advanced Management Program)

Ronald J. Zaleski Sr., 58 Executive Vice President and Chief Actuary
·     Present position since February 2003
·     Senior Vice President and Chief Actuary, Selective, 2000 – 2003
·     Vice President and Chief Actuary, Selective, 1999 – 2000
·     Fellow of Casualty Actuarial Society
·     Member, American Academy of Actuaries
·     Loyola College (B.A. Mathematics)

Michael H. Lanza, 51 Executive Vice President, General Counsel, and Chief Compliance Officer
·     Present position since October 2007
·     Senior Vice President and General Counsel, Selective, 2004 – 2007
·     Member, Society of Corporate Secretaries and Corporate Governance Professionals
·     Member, National Investor Relations Institute
·     University of Connecticut (B.A.) (Honors Scholar in Political Science)
·     University of Connecticut School of Law (J.D.)

John J. Marchioni, 43 Executive Vice President, Insurance Operations
·     Present position since February 2010
·     Executive Vice President, Chief Underwriting and Field Operations Officer,
      2008 – February 2010
·     Executive Vice President, Chief Field Operations Officer, Selective 2007 – 2008
·     Senior Vice President, Director of Personal Lines, Selective 2005 – 2007
·     Various insurance operation and government affairs positions, Selective, 1998 – 2005
·     Director, Consumer Agent Portal, LLC, since September 2011
·     Chartered Property Casualty Underwriter (CPCU)
·     Princeton University (B.A. History)
·     Harvard University (Advanced Management Program)

Ronald E. St. Clair, 48 Executive Vice President and Chief Information Officer
·     Present position since April 2011
·     IT Executive, Enterprise Resource Organization, Progressive Casualty Insurance,
      2008 – March 2011
·     IT Executive, Progressive Commercial Auto, Progressive Casualty Insurance, 2006 – 2008
·     Harding University (B.S. Computer Science)
·     Case Western Reserve University (M.B.A.)

Kimberly Burnett, 55 Executive Vice President and Chief Human Resources Officer
·     Present position since February 2012
·     Vice President, Human Resources Operations, 2006 – 2012
·     Various human resources and other operational positions, Selective, 1989-2006
·     Senior Professional in Human Resources (SPHR)
·     Member, Society for Human Resource Management
·     The Ohio State University (B.A.)
·     Fairleigh Dickinson University, Human Resources Professional Development Certificate

Information about our Board is in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on April 24, 2013, in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.

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

Risks Related to Insurance Segments

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

•
Continuing to develop and implement various underwriting tools and automated analytics to examine historical statistical data regarding our insureds and their loss experience to: (i) classify such policies based on that information; (ii) apply that information to current and prospective accounts; and (iii) better predict account profitability; and

•	Purchasing reinsurance.

All of these strategies have inherent limitations. We cannot be certain that an unanticipated event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Our loss and loss expense reserves may not be adequate to cover actual losses and expenses.
We are required to maintain loss and loss expense reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims. Our estimates of reserve amounts are based on facts and circumstances that we know, including our expectations of the ultimate settlement and claim administration expenses, predictions of future events, trends in claims severity and frequency, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims. From time-to-time, we adjust reserves and increase them if they are inadequate or reduce them if they are redundant. We cannot be certain that the reserves we establish are adequate or will be adequate in the future. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the reserves are increased; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event. Most of the risks underwritten by our insurance operations are concentrated geographically in the Eastern and Midwestern regions of the United States, particularly in New Jersey, which represented approximately 23% of our total NPW during the year ended December 31, 2012. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case the past three years.

Although catastrophes can cause losses in a variety of property and casualty insurance lines, most of our historic catastrophe-related claims have been from commercial property and homeowners coverages. In an effort to limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Reinsurance could prove inadequate if: (i) the various modeling software programs that we use to analyze the Insurance Subsidiaries’ risk result in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding their one reinstatement on each of the first three layers of the catastrophe treaty. Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potential significant losses from acts of terrorism.
TRIA requires private insurers and the United States government to share the risk of loss on future acts of terrorism that are certified by the U.S. Secretary of the Treasury. As a Commercial Lines writer, we are required to participate in TRIA. Under TRIA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2012, 87% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage.

TRIA rescinded all previously approved coverage exclusions for terrorism. Many of the states in which we write commercial property insurance, however, mandate that we cover fire following an act of terrorism. Under TRIA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Commercial Lines premiums. In 2013, our deductible is approximately $209 million. For losses above the deductible, the federal government will pay 85% of losses to an industry limit of $100 billion, and the insurer retains 15%. Although TRIA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. TRIA expires on December 31, 2014. Failure of Congress to renew TRIA could leave certain of our current risks for which state law requires coverage without any recourse to reinsurance in an act of terrorism.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a portion of our underwriting risk exposure to reinsurance companies. Through our reinsurance arrangements, a specified portion of our losses and loss expenses are assumed by the reinsurer in exchange for a specified portion of premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly. Our major reinsurance contracts renew annually and may be impacted by the market conditions at the time of the renewal that are unrelated to our specific book of business or experience. Any decrease in the amount of our reinsurance will increase our risk of loss. Any increase in the cost of reinsurance that cannot be included in renewal price increases will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms. Either could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

We expect the cost of reinsurance to increase generally in 2013 as a result of the losses incurred by the reinsurance and insurance industry generally from Hurricane Sandy. Because various Northeastern state officials did not issue hurricane warnings in 2012 related to Hurricane Sandy, which had winds exceeding the threshold of a Category 1 hurricane, both the reinsurance and insurance industry incurred higher losses than anticipated, as insurers like us were not permitted to impose hurricane deductibles.

We are exposed to credit risk.
We are exposed to credit risk in several areas of our insurance operations segments, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. The relatively small size of the reinsurance market and our objective to maintain an average weighted rating of “A” by A.M. Best on our current reinsurance programs constrains our ability to diversify this credit risk. However, some of our reinsurance credit risk is collateralized.

•	Some of our independent retail and wholesale agents, who collect premiums from insureds and are required to remit the collected premium to us.

•	Some of our insureds, who are responsible for payment of deductibles and/or premiums directly to us.

•
The invested assets in our defined benefit plan, which partially serve to fund the insurance operations liability associated with this plan. To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, as result, could increase the cost of the plan to us.

It is possible that current economic conditions could increase our credit risk. Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

The property and casualty insurance industry is subject to general economic conditions and is cyclical.
The property and casualty insurance industry has experienced significant fluctuations in its historic results due to competition, occurrence or severity of catastrophic events, levels of capacity, general economic conditions, interest rates, and other factors. Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. In addition, pricing is influenced by the operating performance of insurers as increased pricing may be necessary to meet return on equity objectives. As a result, the insurance industry historically has been through cycles characterized by periods of intense price competition due to excessive underwriting capacity and periods when shortages of capacity and poor operating performance by insurers drives favorable premium levels. If competitors price business below technical levels, we might have to reduce our profit margin in order to protect our best business.

Pricing and loss trends impact our profitability. For example, assuming retention and all other factors remain constant:

•	A pure price decline of approximately 1% would increase our statutory combined ratio by approximately 0.65 points;

•	A 3% increase in our expected claim costs for the year would cause our loss and loss expense ratio to increase by approximately two points; and

•	A combination of the two could raise the combined ratio approximately three points.

The industry’s profitability also is affected by unpredictable developments, including:

•	Natural and man-made disasters;

•	Fluctuations in interest rates and other changes in the investment environment that affect investment returns;

•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Pricing and availability of reinsurance in the marketplace; and

•	Weather-related impacts due to the effects of climate changes.

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
General economic conditions in the United States and throughout the world and volatility in financial and insurance markets materially affect our results of operations. Concerns over such issues as the availability and cost of credit, the stability of the United States mortgage market, weak real estate markets, high unemployment, volatile energy and commodity prices, and geopolitical issues, also have led to declines in business and consumer confidence. Declines in business and consumer confidence limit economic growth, which decreases insurance purchases and limits our ability to achieve price increases.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. With continuing high unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products is adversely affected. In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership because 34% of direct premiums written in our standard Commercial Lines business during 2012 were generated through insurance policies written to cover contractors. In addition, 37% of direct premiums written in our standard Commercial Lines business during 2012 were based on payroll/sales of our underlying insureds. An economic downturn in which our customers decline in revenue or employee count can adversely affect our audit and endorsement premium in Commercial Lines, as it did in 2010 and 2009. Further unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. We are unable to predict the likely duration and severity of the current economic conditions in the United States and other countries, which may have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Our financial strength ratings, as issued by the following Nationally Recognized Statistical Rating Organizations ("NRSROs"), are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A”	Stable
S&P	“A”	Negative
Moody’s Investor Service	“A2”	Negative
Fitch Ratings	“A+”	Stable

A significant rating downgrade, particularly from A.M. Best, could: (i) affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating; or (ii) be an event of default under our line of credit with Wells Fargo Bank, National Association (“Line of Credit”). The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“bbb+”	Stable
S&P	“BBB”	Negative
Moody’s Investor Service	“Baa2”	Negative
Fitch Ratings	“BBB+”	Stable

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets.

Because of the difficulties experienced by many financial institutions during the recent credit crisis, including insurance companies, and the public criticism of NRSROs, we believe it is possible that the NRSROs: (i) may continue to heighten their level of scrutiny of financial institutions; (ii) may increase the frequency and scope of their reviews; and (iii) may adjust upward the capital and other requirements employed in their models for maintaining certain rating levels. We cannot predict possible actions NRSROs may take regarding our ratings that could adversely affect our business or the possible actions we may take in response to any such actions.

We have many competitors and potential competitors.
The insurance industry is highly competitive. The current economic environment has only served to further increase competition. We compete with regional, national, and direct-writer property and casualty insurance companies for customers, agents, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs or costs of capital. They also may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks. Because of its relatively low cost of entry, the internet has also emerged as a significant place of new competition, both from existing competitors and new competitors. It is also possible that reinsurers, who have significant knowledge of the primary property and casualty insurance business because they reinsure it, could enter the market to diversify their operations. New competition could also cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their insureds and loss experience in complex analytics and predictive models to project risk profitability and more effectively match price to risk. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our insurance operations is not large enough in all circumstances to analyze and project our future costs. In addition, we have limited data regarding our E&S business, which we assumed in 2011 and began writing directly in 2012. We use data from ISO and NCCI to obtain sufficient industry loss experience data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have significantly more data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act, which provides an anti-trust exemption for the aggregation of loss data, and we are unable to access data from ISO and NCCI, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own insureds.

We depend on independent retail insurance agents and wholesale agency partners.
We market and sell our insurance products through independent retail insurance agents and wholesale agents who are not our employees. We believe that independent retail and wholesale agents will remain a significant force in overall insurance industry premium production because they can provide insureds with a wider choice of insurance products than if they represented only one insurer. That, however, creates competition in our distribution channel and we must market our products and services to our agents before they sell them to our mutual customers. Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our agents. In addition, under insurance laws and regulations and common law, we potentially can be held liable for business practices or actions taken by our agents.

We face risks regarding our flood business because of uncertainties regarding the NFIP
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the FEMA in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.7% of premiums written. The servicing fee is the combination of 0.9% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current claims payments. At present, the program has been extended to September 30, 2017 through the Biggert-Waters Flood Insurance Reform Act of 2012 (the "Reform Act"). While the interpretation and the impact of the provisions in the Reform Act are uncertain at this time, the extension, (i) has a significant impact on the determination of flood policy premium; (ii) allows for installment premium payments; and (iii) increases minimum annual deductibles for properties that were built prior to the first Flood Insurance Rate Map that have not been substantially damaged or improved ("pre-FIRM" properties).

In addition, the Reform Act directs FEMA to develop a storm model to better define “wind” versus “water” claims and the responsibility of payment between the NFIP and private insurers. The Reform Act also directs FEMA to re-examine the way reimbursement rates to WYO carriers are being calculated to ensure that WYO carriers are being reimbursed based on actual expenses. These changes, and specifically potential changes in compensation of WYO carriers, may impact the financial viability of our participation in the program.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may be different from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states; however, NFIP is a federal program and there may be instances where requirements placed on WYO carriers by NFIP are not consistent with the regulations of a particular state. Consequently, we have the risk that our regulators' positions may conflict with NFIP’s position on the same issue. In early 2013, elected officials in the some of the Northeastern states impacted by Hurricane Sandy have discussed introducing or have introduced legislation attempting to set standards for NFIP claims practices. It is uncertain whether those proposals will become law or, if they do, whether they will withstand a federal pre-emption legal challenge.

There are many critics of the NFIP, including the new Chairman of the Financial Services Committee of the U.S. House of Representatives, Jeb Hensarling, and there is uncertainty regarding its future. On January 4, 2013, Rep. Hensarling indicated that his committee intended to take up legislation to "transition to a private, innovative, competitive, sustainable flood insurance market.” However, if flood insurance was privatized and the current level of federal subsidization was eliminated, actuarially-justified flood insurance rates may be deemed to be too high by consumers and public officials. The uncertainty behind the public policy debate and politics of flood insurance funding and reform make it difficult for us to predict the future of the NFIP and the financial viability of our participation in the program.

We are heavily regulated and changes in regulation may reduce our profitability, increase our capital requirements and/or limit our growth.
Our Insurance Subsidiaries are heavily regulated by extensive laws and regulations that may change on short notice. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. Historically and by virtue of the McCarran-Ferguson Act, our Insurance Subsidiaries are primarily regulated by the states in which they are domiciled and licensed. State insurance regulation is generally uniform throughout the U.S. by virtue of similar laws and regulations required by the NAIC to accredit state insurance departments so their examinations can be given full faith and credit by other state regulators. Despite their general similarity, various provisions of these laws and regulations vary from state to state. At any given time, there may be various legislative and regulatory proposals in each of the 50 states and District of Columbia that, if enacted, may affect our Insurance Subsidiaries.

The broad regulatory, administrative, and supervisory powers of the various state departments of insurance include the following:

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

•
Related to our ownership of the Insurance Subsidiaries, we are required to register as an insurance holding company system in each state where an insurance subsidiary is domiciled and report information concerning all of our operations that may materially affect the operations, management, or financial condition of the insurers. As an insurance holding company, the appropriate state regulatory authority may: (i) examine us or our Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of any of the Insurance Subsidiaries with us or each other; and (iii) require prior approval or notice of certain transactions, such as payment of dividends or distributions to us.

Although Congress has largely delegated insurance regulation to the various states by virtue of the McCarran-Ferguson Act, we are also subject to federal legislation and administrative policies, such as disclosure under the securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act, TRIA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. As a result of issuing workers compensation policies, we also are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007.

The European Union has enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers, which is expected to become effective in January 2015.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  Although Solvency II does not govern domestic American insurers; its existence in an increasingly global economy pressures domestic regulators to consider similar measures.  The NAIC has recently adopted ORSA Model Law, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which is currently being considered for adoption by state insurance regulators, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements which could adversely impact our growth and return on equity.

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

We believe that we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the risk that legislation will be passed significantly changing insurance regulation and adversely impacting our business, our financial condition, and our results of operations.
In 2009, the Dodd-Frank Act was enacted to address the financial markets crises in 2008 and 2009 and the issues regarding the American International Group, Inc. scandal. The Dodd-Frank Act created the Federal Insurance Office as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues. The Dodd-Frank Act also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically significant. Selective is not considered one of these firms. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues requiring shareholder action. We anticipate that there will continue to be a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance:

•
Repeal of the McCarran-Ferguson Act. While recent proposals for McCarran-Ferguson Act repeal have been directed primarily at health insurers, if enacted and applicable to property and casualty insurers, such repeal would significantly reduce our ability to compete and materially affect our results of operations because we rely on the anti-trust exemptions the law provides to obtain loss data from third party aggregators, such as ISO and NCCI, to predict future losses. Our inability to access data from ISO and NCCI would put us at a competitive disadvantage to larger insurers who have more sufficient loss experience data with their own insureds.

•
National Catastrophic Funds. Various legislative proposals have been introduced that would establish a federal reinsurance catastrophic fund as a federal backstop for future natural disasters. These bills generally encourage states to create catastrophe funds by creating a federal backstop for states that create the funds. If legislation of this type is passed, states may create catastrophe funds and mandate us to write insurance in geographic areas that are susceptible to catastrophe loss and could have a material adverse effect on our operations, liquidity, financial condition, financial strength, and ratings.

•
Healthcare reform. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business, including our insurance operations.  Because this legislation reduces the cost of healthcare services to health insurers, healthcare providers may charge more to insurers not covered under the Healthcare Act, which would increase our cost to provide workers compensation, automobile Personal Injury Protection ("PIP") and general liability coverages, among others.  In addition, we will be impacted as a business enterprise by potential tax issues and changes in employee benefits.  The Healthcare Act will be implemented over time and we continue to monitor and assess its impact.

•
Changes in Reinsurance Collateral requirements. In 2011, the NAIC adopted a model law changing reinsurance collateral requirements for reinsurers not domiciled in the United States. The law is now going through the adoption process in the various states. The adoption of the model law by states in which we operate impacts our ability to obtain collateral from foreign reinsurers.

•
Changes in rules for Department of Housing and Urban Development ("HUD"). In 2013, HUD finalized a new "Disparate Impact" regulation which may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably.

We expect the debate about the role of the federal government in regulating insurance to continue. The continued soft economy also has raised the possibility of future legislative and regulatory actions intended to help the economy, in addition to the enactment of Emergency Economic Stabilization Act of 2008, which could further impact our business.

In addition, in the aftermath of Hurricane Sandy, several Northeastern state officials have issued and extended orders that: (i) prevent or restrict the ability of insurers to cancel policies, even for non-payment of premiums, in areas impacted by Hurricane Sandy; and (ii) require certain service level standards related to Sandy-related claims processing that were not contemplated or priced for when the policies were issued.

We cannot predict whether any of these or any related proposal will be adopted, or what impact, if any, such proposals or the cost of compliance with such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

Class action litigation could affect our business practices and financial results.
Our industry has been the target of class action litigation, including the following areas:

•	After-market parts;

•
Urban homeowner insurance underwriting practices, including those related to architectural or structural features and attempts by federal regulators to expand the Federal Housing Administrations guidelines to determine unfair discrimination;

•	Credit scoring and predictive modeling pricing;

•	Investment disclosure;

•	Managed care practices;

•	Timing and discounting of personal injury protection claims payments;

•	Direct repair shop utilization practices;

•	Flood insurance claim practices; and

•	Shareholder class action suits.

If we were to be named in such class action litigation, we could suffer reputational harm with purchasers of insurance and have increased litigation expenses that could have a materially adverse effect on our operations or results.

Changes in accounting guidance could impact the results of our operations and financial condition.
The Financial Accounting Standards Board (“FASB”) is working with the International Accounting Standards Board (“IASB”) on a joint project that could significantly impact today’s insurance model. Potential changes include, but are not limited to: (i) redefining the revenue recognition process for insurance companies; and (ii) requiring loss reserve discounting. As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss and loss expense reserves. Final guidance from this joint project could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Risks Related to Our Investment Segment

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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad. Concerns over the availability and cost of credit, the U.S. mortgage market, a weak real estate market in the U.S., high unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, have contributed to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments. In addition, the low investment yield environment that is a result of a combination of Federal Reserve policy and the continuing economic conditions are expected to continue for the next several years. As our fixed income securities mature they are replaced with lower yielding securities, which negatively impact our overall portfolio yield. These conditions impact our ability to produce investment results consistent with historical performance.

Turbulent financial markets in 2012 were driven in part from the significant level of concern surrounding rising government debt levels across the globe and fiscal uncertainty in the U.S.  Lack of confidence in the stability of the European Union, continued uncertainty about growth in global economies and U.S. Congress' continued delay in resolving debt and government spending issues may have an adverse effect on the valuation of our investment portfolio. As of December 31, 2012, the Company had approximately $29.5 million, or 0.7% of invested assets, invested in Eurozone government, corporate, and equity securities. Our Eurozone sovereign debt exposure in the portfolio totals less than $5.9 million and is backed by the full faith and credit of the German government. For further information regarding our European exposure, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We are exposed to interest rate and credit risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. Our fixed income investment portfolio, which currently has a duration of 3.6 years excluding short term investments, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, offset by lower rates of return on funds reinvested and new investments. Changes in interest rates will also have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2012, our fixed maturity securities portfolio represented approximately 89% of our total invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase.

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
Approximately 34% of our fixed maturity securities are state or local municipality obligations. There have been widespread reports regarding the stress on state and local governments emanating from: (i) declining revenues; (ii) large unfunded liabilities; and (iii) entrenched cost structures. Debt-to-gross domestic product ratios for many states have been deteriorating due to, among other factors: (i) declines in federal monetary assistance provided as the United States is currently experiencing the largest deficit in its history; and (ii) lower levels of sales and property tax revenue as unemployment remains elevated and the housing market continues to remain unstable. Although we closely monitor this portfolio, we may not be able to mitigate the exposure in our municipal portfolio if state and local governments are unable to fulfill their obligations. In addition at December 31, 2012, 30% of our investment portfolio was invested in tax-exempt municipal obligations. As such, the value of our investment portfolio could be adversely affected by legislation that changes the current tax preference of municipal obligations. Additionally, any such changes in tax law could reduce the overall net investment return of our portfolio.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 4.0:1 ratio to our investment portfolio.

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

In addition, our investment activities are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements, such as those included in the Dodd-Frank Act, intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future. These authorities may also seek to exercise their supervisory and enforcement authority in new or more robust ways. Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements. These developments, if they occurred, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. We are subject to risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective. The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, is subject to greater scrutiny and reconsideration from one reporting period to the next. These factors may result in significant changes in the fair value of these investments between reporting periods, which could lead to significant decreases in their fair value. Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. In addition, pursuant to the various limited partnership agreements of these partnerships, we are committed for the full life of each fund and cannot redeem our investment with the general partner. Liquidation is only triggered by certain clauses within the limited partnership agreements or at the funds’ stated end date, at which time we will receive our final allocation of capital and any earned appreciation of the underlying investments. We also are subject to potential future capital calls in the aggregate amount of approximately $57 million as of December 31, 2012.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed maturity, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2012. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2012, approximately 13% and 86% of these securities represented Level 1 and Level 2, respectively. However, prices provided by an independent pricing service and independent broker quotes can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements ("Financial Statements") and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

An investment in a fixed maturity or equity security is impaired if its fair value falls below its carrying value and the decline is considered to be other-than-temporary. We regularly review our entire investment portfolio for declines in value. Management’s assessment of a decline in value includes, but is not limited to, current judgment as to the financial position and future prospects of the security issuer as well as general market conditions. For fixed maturity securities, if we believe that a decline in the value of a particular investment is temporary, and we do not have the intent to sell these securities and do not believe we will be required to sell these securities before recovery, we record the decline as an unrealized loss in accumulated other comprehensive income for those securities that are designated as available-for-sale. Our assessment of whether an equity security is other-than-temporarily-impaired also includes our intent to hold the security in the near term. For both fixed maturity and equity securities, if we believe the decline is other than temporary, we write down the carrying value of the investment and record a realized loss in our Consolidated Statements of Income.

Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) whether the decline appears to be issuer or industry specific; (ii) the relationship of market prices per share to book value per share at the date of acquisition and date of evaluation; (iii) the price-earnings ratio at the time of acquisition and date of evaluation; (iv) the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations; (v) the recent income or loss of the issuer; (vi) the independent auditors’ report on the issuer’s recent financial statements; (vii) the dividend policy of the issuer at the date of acquisition and the date of evaluation; (viii) any buy/hold/sell recommendations or price projections published by outside investment advisors; (ix) any rating agency announcements; (x) the length of time and the extent to which the fair value has been less than cost/amortized cost; and (xi) the evaluation of projected cash flows of the underlying collateral. For further information regarding our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

As of December 31, 2012, the Parent had stand-alone retained earnings of $1.1 billion. Of this amount, $1.0 billion is related to investments in our Insurance Subsidiaries and debt. The Insurance Subsidiaries have the ability to provide for $106 million in annual dividends to us; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 20. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Because we are an insurance holding company and a New Jersey corporation, we may be less attractive to potential acquirers and the value of our common stock could be adversely affected.
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

Because we are organized under New Jersey law, provisions in our Amended and Restated Certificate of Incorporation also may discourage, delay, or prevent us from being acquired, including:

•	Supermajority voting fair price requirements to approve business combinations;

•	Supermajority voting requirements to amend the foregoing provisions; and

•	The ability of our Board of Directors to issue “blank check” preferred stock.

Under the New Jersey Shareholders’ Protection Act, we may not engage in specified business combinations with a shareholder having indirect or direct beneficial ownership of 10% or more of the voting power of our outstanding stock (an “interested shareholder”) for a period of five years after the date the shareholder became an interested shareholder, unless: (i) the business combination is approved by our Board of Directors before the date they became an interested shareholder; (ii) the business combination is approved by two-thirds of our shareholders (other than the interested shareholder); or (iii) the business combination satisfies certain price criteria.

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

We believe that our underwriting, predictive modeling and business analytics, and information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable, service providers, or that our information technology or application systems will continue to operate as intended. A major defect or failure in our internal controls or information technology and application systems could: (i) result in management distraction; (ii) harm our reputation; or (iii) increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of a defect in our internal controls around our information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We are subject to attempted cyber-attacks and other cybersecurity risks.
The nature of our business requires that we store and exchange electronically with appropriate parties and systems significant amounts of personally identifiable information that may be targeted in an attempted cybersecurity breach. In addition, our business is heavily reliant on various information technology and application systems that may be impacted by a malicious cyber-attack. These cyber incidents may cause lost revenues or increased expenses stemming from reputational damage and fines related to the breach of personally identifiable information, inability to use certain systems for a period of time, loss of financial assets, remediation and litigation costs and increased cybersecurity protection costs. We have developed and continue to invest in a variety of controls to prevent, detect and appropriately react to such cyber-attacks including periodically testing our systems security and access controls. However, cybersecurity risks continue to become more complex and broad ranging and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, we recently purchased insurance coverage to specifically address cybersecurity risks. The coverage provides protection up to $20 million above a deductible of $250,000 for various cybersecurity risks including privacy breach related incidents.

We depend on key personnel.
To a large extent, our businesses success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2012, our workforce had an average age of approximately 47 and approximately 24% of our workforce was retirement eligible under our retirement and benefit plans.

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
As of December 31, 2012, we had a deferred tax asset related to net operating losses ("NOLs") generated by our federal consolidated tax group in 2011 as well as NOLs acquired as a part of a recent stock purchase.  Generally, NOLs can be carried back two years and carried forward 20 years. While we have sufficient carryback capacity to absorb the 2011 NOL, we have elected to forego the carryback period due to alternative minimum tax considerations and intend to carry forward the net operating losses to offset future taxable income.  In the future, we would be required to establish a valuation allowance against our deferred tax assets if:  (i) it is determined that it is more likely than not that sufficient future income of the appropriate character will not be generated; and (ii) there are no valid tax planning strategies to generate taxable income of the appropriate character (i.e. ordinary loss or capital loss).  The establishment of a valuation allowance would have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.  As of December 31, 2012, no valuation allowance related to the NOLs generated in previous years has been recorded.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our Standard and E&S Insurance Operations segments are described in the “Field and Technology Strategies Supporting Independent Agent Distribution” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings.

In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2012		2011
	High	Low	High	Low
First quarter	$19.00	16.64	18.97	16.30
Second quarter	17.99	16.22	18.06	15.32
Third quarter	19.37	16.64	16.96	12.60
Fourth quarter	20.31	17.17	18.35	12.10

On February 15, 2013, the closing price of our common stock as reported on the NASDAQ Global Select Market was $21.43.

(b) Holders
As of February 15, 2013, there were approximately 2,207 holders of record of our common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2012	2011
First quarter	$0.13	0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.13	0.13

Our ability to receive dividends, loans, or advances from our Insurance Subsidiaries is subject to the approval or review of the insurance regulators in the respective domiciliary states of our Insurance Subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future. For additional information, see Note 20. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding) securities reflected in column (a))
Equity compensation plans approved by security holders	1,096,754	$19.36	7,084,993 [1]
1Includes 993,881 shares available for issuance under the Employee Stock Purchase Plan; 2,184,408 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,906,704 shares available for issuance under the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (“Stock Plan”). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph

The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2007 and ending December 31, 2012, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2012	$323	$18.94	—	—
November 1 – 30, 2012	—	—	—	—
December 1 – 31, 2012	17,739	18.87	—	—
Total	$18,062	$18.87	—	—
1During the fourth quarter of 2012, 1,624 shares were purchased from employees in connection with the vesting of restricted stock units and 16,438 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of the publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2012		2011	2010	2009	2008
Net premiums written	$1,666,883		1,485,349	1,390,541	1,422,665	1,492,738
Net premiums earned	1,584,119		1,439,313	1,416,598	1,431,047	1,504,187
Net investment income earned	131,877		147,443	145,708	118,471	131,032
Net realized gains (losses)	8,988		2,240	(7,083)	(45,970)	(49,452)
Total revenues	1,734,102		1,597,475	1,564,621	1,514,018	1,589,939
Catastrophe losses	98,608		118,769	56,465	8,519	31,740
Underwriting (loss) profit	(64,007)		(103,584)	(19,974)	2,111	(21)
Net income from continuing operations[2]	37,963		22,683	70,746	44,480	44,001
Total discontinued operations, net of tax[2]	—		(650)	(3,780)	(8,260)	(343)
Net income	37,963		22,033	66,966	36,220	43,658
Comprehensive income (loss)	49,709		57,303	86,450	126,806	(136,841)
Total assets	6,794,216		5,685,469	5,178,704	5,060,333	4,891,240
Notes payable and debentures	307,387		307,360	262,333	274,606	273,878
Stockholders’ equity	1,090,592		1,058,328	1,018,041	947,881	836,177
Statutory premiums to surplus ratio	1.6		1.4	1.3	1.5	1.7
Statutory combined ratio	103.5%		106.7	101.6	100.5	99.2
Impact of catastrophe losses on statutory combined ratio[4]	5.8	pts	8.3	4.0	0.6	2.1
GAAP combined ratio	104.0%		107.2	101.4	99.9	100.0
Yield on investments, before tax	3.1		3.7	3.8	3.2	3.6
Debt to capitalization	22.0		22.5	20.5	22.5	24.7
Return on average equity	3.5		2.1	6.8	4.1	4.7

Non-GAAP measures[3]:
Operating income	$32,121		21,227	75,350	74,361	76,145
Operating return on average equity	3.0%		2.0	7.7	8.3	8.2

Per share data:
Net income from continuing operations[2]:
Basic	$0.69		0.42	1.33	0.84	0.85
Diluted	0.68		0.41	1.30	0.83	0.83

Net income:
Basic	$0.69		0.41	1.26	0.69	0.84
Diluted	0.68		0.40	1.23	0.68	0.82

Dividends to stockholders	$0.52		0.52	0.52	0.52	0.52

Stockholders’ equity	19.77		19.45	18.97	17.80	15.81

Price range of common stock:
High	20.31		18.97	18.94	23.28	30.40
Low	16.22		12.10	14.13	10.06	16.33
Close	19.27		17.73	18.15	16.45	22.93

Number of weighted average shares:
Basic	54,880		54,095	53,359	52,630	52,104
Diluted	55,933		55,221	54,504	53,397	53,319

1 Data for 2008 through 2011 has been restated to reflect the implementation of ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was adopted on January 1, 2012.
2 In 2009, we sold our Selective HR Solutions operations. See Note 7. "Fair Value Measurements" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information.
3 Operating income and operating return on average equity are non-GAAP measures. See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a reconciliation of operating income to net income.
4The impact of catastrophe losses on the 2012 statutory combined ratio includes catastrophe losses, the reinstatement premium on the catastrophe reinsurance program and the flood claims handling fees generated as a result of Hurricane Sandy.

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

Introduction

We classify our business into three operating segments:

•	Standard Insurance Operations - comprised of both commercial lines ("Commercial Lines") and personal lines ("Personal Lines") insurance products and services that are sold in the standard marketplace;

•
E&S Insurance Operations - comprised of Commercial Lines insurance products and services that are unavailable in the standard market due to the market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•	Investments - invests the premiums collected by our Standard and E&S Insurance Operations.

These segments reflect a change from our historical segments of Insurance Operations and Investments. This change resulted from the acquisitions that we made in 2011 related to our E&S business and reflects how senior management evaluates our results.
Our Standard Insurance Operations products and services are sold through nine subsidiaries that write Commercial Lines and Personal Lines business, some of which write flood business through the NFIP's WYO program. Two of these subsidiaries, Selective Casualty Insurance Company ("SCIC") and Selective Fire and Casualty Insurance Company ("SFCIC"), were created in 2012. These subsidiaries began writing direct premium in 2013 and have been included in our reinsurance pooling agreement as of July 1, 2012. See the “Reinsurance” section below for details regarding the pooling change.
Our E&S Insurance Operations products and services are sold through a subsidiary that was acquired in December of 2011. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides a nationally-authorized non-admitted platform to write commercial and personal Excess and Surplus Lines business. For additional information regarding our E&S acquisitions, refer to Note 12. “Business Combinations” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries".
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2012, 2011, and 2010;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for losses and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) OTTI; and (vi) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2012, we had accrued $4.1 billion of gross loss and loss expense reserves compared to $3.1 billion at December 31, 2011, the increase of which is largely attributable to the loss and loss expense reserves associated with Hurricane Sandy that are 100% reinsured by the federal government under the National Flood Insurance Program. The gross loss and loss expense reserves under this program were $909.9 million as of December 31, 2012 compared to $157.7 million as of December 31, 2011.

The following tables provide case and IBNR reserves for losses and loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2012 and 2011:

As of December 31, 2012
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
Commercial automobile	$127,270	221,452	348,722	15,474	333,248
Workers compensation	494,467	586,141	1,080,608	158,035	922,573
General liability	214,216	902,087	1,116,303	116,791	999,512
Commercial property	71,903	12,925	84,828	35,639	49,189
Business owners’ policies	44,620	66,783	111,403	20,410	90,993
Bonds	2,441	6,915	9,356	425	8,931
Other	1,265	1,071	2,336	1,200	1,136
Total standard Commercial Lines	956,182	1,797,374	2,753,556	347,974	2,405,582

Personal automobile	107,670	92,759	200,429	67,615	132,814
Homeowners	37,652	35,495	73,147	28,950	44,197
Other	865,469	56,037	921,506	911,928	9,578
Total standard Personal Lines	1,010,791	184,291	1,195,082	1,008,493	186,589

E&S Insurance Operations	18,738	101,565	120,303	53,288	67,015

Total	$1,985,711	2,083,230	4,068,941	1,409,755	2,659,186

December 31, 2011
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
Commercial automobile	$119,930	236,809	356,739	11,126	345,613
Workers compensation	475,498	569,050	1,044,548	146,912	897,636
General liability	202,704	870,711	1,073,415	98,952	974,463
Commercial property	53,701	8,383	62,084	8,338	53,746
Business owners’ policies	32,826	63,714	96,540	6,593	89,947
Bonds	3,766	7,010	10,776	502	10,274
Other	1,040	1,113	2,153	996	1,157
Total standard Commercial Lines	889,465	1,756,790	2,646,255	273,419	2,372,836

Personal automobile	108,570	93,422	201,992	68,222	133,770
Homeowners	32,014	33,645	65,659	5,374	60,285
Other	142,552	26,901	169,453	158,496	10,957
Total standard Personal Lines	283,136	153,968	437,104	232,092	205,012

E&S Insurance Operations	12,954	48,611	61,565	43,979	17,586

Total	$1,185,555	1,959,369	3,144,924	549,490	2,595,434

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

In addition to case reserves, we maintain estimates of reserves for losses and loss expenses that have been incurred but not reported to us (referred to as “IBNR”). Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. The difference between: (i) the projected ultimate loss and loss expense reserves; and (ii) the case loss reserves and the loss and loss expenses reserved thereon are carried as the IBNR reserve. The actuarial techniques used are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff. In completing this analysis, the actuaries must gather substantially similar data in sufficient volume to ensure statistical credibility of the data, while maintaining appropriate differentiation. This process defines the reserving segments, to which various actuarial projection methods are applied. When applying these methods, the actuaries are required to make numerous assumptions including, for example, the selection of loss and loss expense development factors and the weight to be applied to each individual projection method. These methods include paid and incurred versions for the following: loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling (chain-ladder approach). The second component of the analysis is the projection of the expected ultimate loss and loss expense ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss and loss expense ratios each quarter. This review includes actual versus expected pricing changes, loss and loss expense trend assumptions, and updated prior period loss and loss expense ratios from the most recent quarterly reserve analysis.

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, large loss activity, environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based on the consideration of the range of possible IBNR reserves, recent loss and loss expense trends, uncertainty associated with actuarial assumptions and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,456 million to $2,805 million at December 31, 2012, which compares to $2,395 million to $2,716 million at December 31, 2011. These ranges reflect low and high reasonable reserve estimates which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these ranges reflect likely scenarios, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

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

Standard Market General Liability Line of Business
At December 31, 2012, our general liability line of business had recorded reserves, net of reinsurance, of $1.0 billion, which represented 38% of our total net reserves. In calendar year 2012, this line experienced nominal adverse development of $3 million, which was driven by increased severities in the 2010 and 2011 accident years. This unfavorable development was largely offset by continued favorable development in premises and products in accident years 2007 and 2009, which showed lower frequencies of large losses, particularly in the umbrella coverage. During the 2011 and 2010 calendar years this line of business experienced overall favorable reserve development that was largely attributable to accident years 2006 through 2009, which showed generally lower frequencies. The broad nature of this line of business, and the longer tailed nature of the claims settlement process, makes it more susceptible to changes in litigation and the tort environment. This line of business also includes excess policies that provide additional limits above underlying automobile and general liability coverages, which is subject to catastrophic losses, and therefore influenced by the factors noted above to a greater degree.

Standard Market Workers Compensation Line of Business
At December 31, 2012, our workers compensation line of business recorded reserves, net of reinsurance, of $923 million or 35% of our total net reserves. During the past three years this line experienced unfavorable reserve development. The 2012 unfavorable development was driven by the 2011 accident year, due to an increase in the ultimate severity. This was partially offset by earlier accident years, in particular 2007 and 2008, due to a decrease in expected severities for those years. The unfavorable reserve development of $2 million during calendar year 2012 was substantially less than those in the prior two years, which were $7 million in 2011 and $22 million in 2010. The decrease in the development over the past three years reflects the significant underwriting and reserving actions taken on this line.

In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues, such as the following:

Unexpected changes in medical cost inflation - Variability in our historical workers compensation medical costs, along with uncertainty regarding future medical inflation, creates the potential for additional volatility in our reserves;

Changes in statutory workers compensation benefits - Benefit changes may be enacted such that they affect all outstanding claims, regardless of having occurred in the past. Depending upon the social and political climate, these changes may be such that they either increase or decrease associated claim costs;

Changes in overall economic conditions - Higher levels of unemployment could ultimately impact both the severity and frequency of workers compensation claims. There is also potential for an increase in severity if the longevity of workers compensation claims increases. Injured workers could have less incentive to return to work when their company is in financial distress or injured workers could be laid off while on workers compensation. Conversely, there is potential for a decrease in frequency if workers are reluctant to file claims or have less work and less exposure to injury.

In addition, changes in the economy could impact reserves in other ways. For example, in 2011, audit and endorsement activity resulted in additional premium of $11.2 million, and in 2012, audit and endorsement activity resulted in additional premiums of $14.3 million. These years represent a reversal from the immediately prior years, where audit and endorsement activity resulted in significant return premiums. Since premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. While audit and endorsement premiums are modeled within our annual budgeting process, they remain uncertain and therefore provide additional variability to the resulting loss and loss expense ratio estimates.

Standard Market Commercial Automobile Line of Business
At December 31, 2012, our commercial automobile line of business had recorded reserves, net of reinsurance, of $333 million, which represented 13% of our total net reserves. In 2012 this line experienced favorable development of $9 million, largely driven by accident year 2009, which represents a continued trend driven by better than expected reported emergence in this year. As a result, our view of the ultimate severity for this year has decreased. This favorable development was partially offset by unfavorable development on the 2011 accident year, due to higher frequency of claims. The variability of frequencies creates additional uncertainty in our analysis for the more recent accident years. The commercial automobile line is sensitive to changes in driving patterns and general economic conditions. These factors greatly influence miles driven, which can significantly affect frequencies.

 Standard Market Personal Automobile Line of Business
At December 31, 2012, our personal automobile line of business had recorded reserves, net of reinsurance, of $133 million, which represented 5% of our total net reserves. Over the past several years, the New Jersey personal automobile marketplace has continued to be extremely competitive, while at the same time we have been growing our market share in our other personal lines footprint states; the result of which has been a gradually changing overall mix of business. We review the reserves for states other than New Jersey on a combined basis so that there is a sufficient volume of data to ensure statistical credibility. However, the state mix of business changes over time may increase the uncertainty surrounding our personal automobile reserves.

Other Lines of Business
At December 31, 2012, no other individual line of business had recorded reserves of more than $90 million, net of reinsurance. We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
In addition to the line of business specific issues mentioned above, these lines of business have been impacted by a number of initiatives undertaken by our claims department that have resulted in volatility in the average level of case reserves. Some of these initiatives have also effected changes in claims settlement rates. These changes impact the data upon which the ultimate loss and loss expense projections are made. While these changes in case reserve levels and settlement rates increase the uncertainty in the short run, the longer-term benefit is a more refined management of the claims process.

Some of the specific actions implemented are as follows:

•
The introduction of a new workers compensation claims handling process, which focuses individuals on specific areas of expertise. This allows for a more streamlined process while providing expertise on the right claims at the right time.

•	Increased focus on reducing workers compensation medical costs through more favorable PPO contracts and greater PPO penetration.

•
The introduction of a Complex Claims Unit to which all significant and complex liability claims are assigned. This unit has been staffed with personnel that have significant experience in handling and settling these types of claims.

•
Increased activity in the areas of fraud investigation and salvage/subrogation recoveries. These efforts have been supported by the introduction of predictive models which allow us to better focus these efforts.

Our internal reserve analyses incorporate actuarial projection methods which make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own assumptions and judgments associated with them, so as with any projection method, they are not definitive in and of themselves. Furthermore, given that the benefits from our claims initiatives take time to fully manifest, we do not take full credit for the anticipated benefit in establishing our loss and loss expense reserves. Therefore, these initiatives may prove more or less beneficial than currently reflected, which will affect development in future years. Our various projection methods provide an indication of these potential future impacts. These impacts would be greatest within our larger reserve lines of workers compensation, general liability, and commercial automobile liability, within the more recent accident years.

Economic Inflationary Impacts
Although inflationary volatility is expected to be low in the near term, current United States' monetary policy and global economic conditions bring additional uncertainty in the long-term given the long-tail nature of these lines of business. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

Sensitivity analysis: Potential impact on reserve uncertainty due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including, but not limited to, the following:

•	The selection of loss and loss expense development factors;

•	The weight to be applied to each individual actuarial projection method;

•	Projected future loss trends; and

•	Expected ultimate loss and loss expense ratios for the current accident year.

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below are sensitivity tests which highlight potential impacts to loss and and loss expense reserves under different scenarios, for the major casualty lines of business. It is important to note that these tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years, and therefore, does not constitute an actuarial range. While the figures represent possible impacts from variations in key assumptions as identified by management, there is no assurance that the future emergence of our loss and loss expense experience will be consistent with either our current or alternative sets of assumptions.

While the sources of variability discussed above are generated by different underlying trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition to the expected development patterns, the expected loss and loss expense ratios are another key assumption in the reserving process. These expected ratios are developed via a rigorous process of projecting recent accident years' experience to an ultimate settlement basis, and then adjusting it to the current accident year's pricing and loss cost levels. Impact from changes in the underwriting portfolio and changes in claims handling practices are also quantified and reflected, where appropriate. As is the case with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business, if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business, if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmentally based, they reflect the relative contribution of the specific line of business to the overall reserve range.

Reserve Impacts of Changes to Prior Years Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	Decrease to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	(70)	70
Workers compensation	10%	(55)	55
Commercial automobile liability	10%	(30)	30
Personal automobile liability	10%	(10)	10

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase	Decrease to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	7%	(26)	26
Workers compensation	10%	(26)	26
Commercial automobile liability	7%	(15)	15
Personal automobile liability	7%	(7)	7

Note that there is some overlap between the impacts in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. Nevertheless, these tables provide perspective into the sensitivity of each of these key assumptions.

Asbestos and Environmental Reserves
Included in our losses and loss expense reserves are amounts for asbestos and environmental claims. The total carried net losses and loss expense reserves for these claims were $27.8 million as of December 31, 2012 and $27.9 million as of December 31, 2011. Our asbestos and environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. For example, within our standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA also has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for six insureds related to four sites on the NPL.

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to environmental claims because past loss history is not indicative of future potential environmental losses. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range.

Deferred Policy Acquisition Costs
On January 1, 2012, we adopted Accounting Standards Update 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts ("ASC 2010-26"). This standard limits deferred policy acquisition costs to only those costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts. These costs include, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. Prior period amounts presented in this Form 10-K have been restated to reflect the retroactive adoption of this guidance. For quantitative data regarding the impact of this adoption, see Note 3. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. Policy acquisition costs that are deferred are amortized into expense over the life of the policies.

We regularly conduct reviews for potential premium deficiencies. A premium deficiency exists if the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses exceed the related unearned premium and anticipated investment income. Accounting guidance requires that premium deficiency analyses be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts.  We currently perform two premium deficiency analyses, one for Standard Insurance Operations and one for E&S Insurance Operations, considering the following:

•
Our marketing efforts for all of our product lines within our Standard Insurance Operations revolve around independent retail agencies and their touch points with our shared customers, the policyholders, while our E&S Insurance Operations revolve around our wholesale general agents.

•
We service our Standard Insurance Operations' agency distribution channel through our field model, which includes FMSs, AMSs, SMSs, CMSs, and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency. For our E&S Insurance Operations, we use external adjusters to service claims on behalf of our customers.

•
We measure the profitability of our business for the Standard and E&S Insurance Operations separately, which is evident in, among other items, the structure of our incentive compensation programs. We measure the profitability and calculate the compensation of our independent retail agents based on the results of our Standard Insurance Operations, and we measure the profitability and calculate the compensation of our wholesale general agents based on the results of our E&S Standard Insurance Operations Segment.

We had deferred policy acquisition costs of $155.5 million at December 31, 2012 compared to $135.8 million at December 31, 2011.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases.

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 4.42% for 2012, from 5.16% for 2011, reflecting ongoing pressure on market interest rates. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was lowered 35 basis points to 7.40% in 2012 as compared to 7.75% in 2011, reflecting the lower interest rate environment that is anticipated in the near term despite our 2012 total return of 12.3%. We had a pension and post-retirement benefit plan obligation of $309.1 million at December 31, 2012 compared to $259.9 million at December 31, 2011.

As of December 31, 2012, our pension assets were $207.1 million, up from $182.6 million at the end of 2011. In 2012, we made $8.6 million in contributions to the plan. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension valuation in the future.

For additional information regarding our pension and post-retirement benefit plan obligations, see Note 15. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

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

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $4.8 million at December 31, 2012 and $3.9 million at December 31, 2011. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2012, 2011, and 2010[1]
			2012 vs.			2011 vs.
($ in thousands, except per share amounts)	2012	2011	2011		2010	2010
GAAP measures:
Revenues	$1,734,102	$1,597,475	9%		1,564,621	2%
Pre-tax net investment income	131,877	147,443	(11)		145,708	1
Pre-tax net income	37,635	10,400	262		78,334	(87)
Net income	37,963	22,033	72		66,966	(67)
Diluted net income per share	0.68	0.40	70		1.23	(67)
Diluted weighted-average outstanding shares	55,933	55,221	1		54,504	1
GAAP combined ratio	104.0%	107.2	(3.2)	pts	101.4	5.8	pts
Statutory combined ratio	103.5%	106.7	(3.2)		101.6	5.1
Return on average equity	3.5%	2.1	1.4		6.8	(4.7)
Non-GAAP measures:
Operating income	$32,121	$21,227	51%		75,350	(72)%
Diluted operating income per share	0.58	0.38	53		1.38	(72)
Operating return on average equity	3.0%	2.0	1.0	pts	7.7	(5.7)	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2012	2011	2010
Operating income	$32,121	21,227	75,350
Net realized gains (losses), net of tax	5,842	1,456	(4,604)
Loss on discontinued operations, net of tax	—	(650)	(3,780)
Net income	$37,963	22,033	66,966

Diluted operating income per share	$0.58	0.38	1.38
Diluted net realized gains (losses) per share	0.10	0.03	(0.08)
Diluted net loss on discontinued operations per share	—	(0.01)	(0.07)
Diluted net income per share	$0.68	0.40	1.23

We target a return on average equity that is three points higher than our cost of capital, currently 8%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Our operating return on average equity was 3.0%, 2.0%, and 7.7% in 2012, 2011, and 2010, respectively. These returns reflect our low levels of pre-tax operating income due to significant catastrophe losses in each of those years. Our operating return on average equity contribution by component is as follows:

Operating Return on Average Equity	2012	2011	2010
Insurance Operations	(3.9)%	(6.5)%	(1.3)%
Investments	9.3%	10.7%	11.3%
Other	(2.4)%	(2.2)%	(2.3)%
Total	3.0%	2.0%	7.7%

In all three years, pre-tax net investment income was negatively impacted by the declining interest rate environment, which has sequentially lowered returns within our fixed maturity portfolio when comparing years. However, strong returns in our alternative investment portfolio have partially offset the impact of the declining interest rates on the investment segments operating ROE contribution.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries underwriting results:

All Lines			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
GAAP Insurance Operations Results:
NPW	1,666,883	1,485,349	12%		1,390,541	7%
NPE	1,584,119	1,439,313	10		1,416,598	2
Less:
Losses and loss expenses incurred	1,120,990	1,074,987	4		982,118	9
Net underwriting expenses incurred	523,688	462,626	13		450,576	3
Dividends to policyholders	3,448	5,284	(35)		3,878	36
Underwriting (loss) income	(64,007)	(103,584)	38%		(19,974)	(419)%
GAAP Ratios:
Loss and loss expense ratio	70.8%	74.7	(3.9)	pts	69.3	5.4	pts
Underwriting expense ratio	33.0	32.1	0.9		31.8	0.3
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.1
Combined ratio	104.0	107.2	(3.2)		101.4	5.8
Statutory Ratios:
Loss and loss expense ratio	70.7	74.6	(3.9)		69.3	5.3
Underwriting expense ratio	32.6	31.7	0.9		32.0	(0.3)
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.1
Combined ratio	103.5%	106.7	(3.2)	pts	101.6	5.1	pts

The growth in NPW and NPE for our Insurance Subsidiaries in 2012 and 2011 reflect: (i) pure price increases that we have achieved on our Commercial Lines and Personal Lines standard business; (ii) higher retention in our Standard Insurance Operations; and (iii) additional premium resulting from our newly-acquired E&S business.

The combined ratios in the table above reflect levels of catastrophe losses that are well above the historical levels that we have experienced in the 10 years prior to 2010, which include a high of 2.7 points, a low of 0.3 points, and a median of 1.1 points. The following table provides catastrophe loss impacts on our overall underwriting profitability over the last three years, keeping in mind that combined ratios over 100% generally indicate an underwriting loss and combined ratios under 100% typically indicate underwriting profitability:

	2012	2011	2010
Combined ratio, as reported	104.0%	107.2	101.4
Catastrophe loss points[1]	5.8	8.3	4.0
Combined ratio, excluding catastrophe losses	98.2%	98.9	97.4
1In addition to catastrophe losses, the catastrophe loss impact in 2012 includes the reinstatement premium on our catastrophe treaty and flood claims handling fees related to Hurricane Sandy.

Furthermore, catastrophe losses in 2012 and 2011 each contained individually significant storms. In 2012, Hurricane Sandy was the single largest event in our history and in 2011, Hurricane Irene was the second largest event in our history. Quantitative data regarding these storms is as follows:

	Hurricane Sandy	Hurricane Irene
($ in thousands)	2012	2011
Total Insurance Operations (Excluding Flood):
Gross losses	$136,000	46,509
Reinsurance	(89,400)	(6,929)
Net losses	46,600	39,580

Reinstatement premium	8,577	596

Flood :
Gross losses	1,039,155	177,008
Reinsurance	(1,039,155)	(177,008)
Net losses	—	—

Flood claims handling fees	(15,587)	(2,655)

Net impact of storms	$39,590	37,521

Outlook
A.M. Best noted in their year-end review that the industry's underwriting and operating performance continued to improve through late October 2012, as pricing momentum was sustained and catastrophe losses remained significantly below 2011 levels. However, similar to us, the industry's full-year results were substantially impacted by the October 29th arrival of Hurricane Sandy, which is likely to become the second costliest U.S. natural disaster in terms of insured losses after 2005's Hurricane Katrina, driving A.M. Best's 2012 combined ratio estimate to 106.2%.

As catastrophe losses are inherently unpredictable, we believe it is best to examine progress towards targeted combined ratio goals that exclude these losses. Although market conditions for new business remained challenged, the execution of our profit improvement initiatives had a positive impact on our 2012 results, excluding catastrophe losses and reserve development, which modestly beat our expectations. We established a three-year targeted statutory combined ratio of 95% by year-end 2014. This 95% combined ratio target becomes 92% after excluding three points of expected catastrophe losses.

For 2013, we expect a statutory combined ratio of 96% excluding catastrophes and any prior year development, favorable or unfavorable, and a three-point estimate for catastrophe losses. In addition, our newly acquired E&S segment is expected to produce a combined ratio between 100% and 102% for 2013 and is anticipated to be of a similar profitability level to our standard business in 2014.

A key component of meeting our combined ratio targets is our ability to generate Commercial Lines renewal pure price increases in excess of our predicted loss trends. Although A.M. Best is maintaining its negative outlook for the commercial lines market, it does anticipate that sustained pricing momentum will continue in 2013. We were able to achieve a 6.2% standard Commercial Lines renewal pure price increase in 2012, the trend of which has continued into 2013, with a 7.5% increase for the month of January 2013. The price increases that we have obtained demonstrate the overall strength of the relationships that we have with our independent retail agents, even in difficult economic and competitive times. As the marketplace becomes more successful at driving price, we will continue to capitalize on our relationships with our agents to generate on-going renewal price increases through the use of our granular pricing capabilities.

In maintaining their negative outlook for the commercial lines marketplace, A.M. Best cites that the expectation of the continuing sluggish macroeconomic environment, including low investment yields, reduced levels of loss reserve redundancies, and the lingering effects of the soft market conditions will lead to more negative rating actions than positive actions in the upcoming year. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the interest rate environment presents a significant challenge in generating after-tax return on our investment portfolio as fixed income securities mature and money is re-invested at lower rates. As a result, for 2013, we anticipate after-tax investment income of approximately $90 to $95 million, lower than the $100 million we earned on an after-tax basis this year.

Results of Operations and Related Information by Segment

Standard Insurance Operations
Our Standard Insurance Operations segment, which represents 93% of our combined insurance operations net premiums written ("NPW"), sells insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia, through approximately 1,100 independent retail insurance agencies. This segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 81% of the segment's NPW; and (ii) Personal Lines, including our flood business, which markets primarily to individuals and represents approximately 19% of NPW.

			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
GAAP Insurance Operations Results:
NPW	$1,553,586	1,461,216	6%		1,390,541	5%
NPE	1,504,890	1,435,399	5		1,416,598	1
Less:
Losses and loss expenses incurred	1,057,787	1,071,815	(1)		982,118	9
Net underwriting expenses incurred	488,104	455,223	7		450,576	1
Dividends to policyholders	3,448	5,284	(35)		3,878	36
Underwriting (loss) income	$(44,449)	(96,923)	54%		(19,974)	(385)%
GAAP Ratios:
Loss and loss expense ratio	70.3%	74.7	(4.4)	pts	69.3	5.4	pts
Underwriting expense ratio	32.5	31.7	0.8		31.8	(0.1)
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.1
Combined ratio	103.0	106.8	(3.8)		101.4	5.4
Statutory Ratios:
Loss and loss expense ratio	70.3	74.6	(4.3)		69.3	5.3
Underwriting expense ratio	32.0	31.4	0.6		32.0	(0.6)
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.1
Combined ratio	102.5%	106.4	(3.9)	pts	101.6	4.8	pts

The improvements in NPW and NPE from 2010 through 2012 are primarily the result of the following:

($ in millions)	2012	2011	2010
Retention	84%	83%	81%
Commercial Lines renewal pure price increase	6.2	2.8	3.1
Personal Lines renewal pure price increase	6.7	6.3	5.3
Direct new business premiums	$285.9	262.3	272.8
Audit and endorsement additional (return) premiums	23.0	14.8	(47.4)
Catastrophe reinstatement premiums	(8.5)	(0.6)	—

The volatility in the GAAP loss and loss expense ratio is reflective of the very nature of property losses, which have been historically volatile. In addition to the catastrophe property losses illustrated in the table below, non-catastrophe property losses improved in 2012 compared to 2011 by 1.4 points.

Catastrophe Property Losses
($ in millions)
For the Year ended December 31,	Losses Incurred	Impact on Loss Ratio[1]		Year-Over-Year Change
2012	96.9	6.4	pts	(1.9)
2011	118.8	8.3		4.3
2010	56.5	4.0		N/A
1 Reinstatement premiums associated with the catastrophe losses have been added back to net premiums earned to calculate the loss ratio impact for 2012.

In addition to the property losses, the GAAP loss and loss expense ratio was impacted by development as follows:

Favorable/(Unfavorable) Prior Year Casualty Development
($ in millions)	2012		2011		2010
General Liability	$(3)		12		26
Commercial Automobile	8		13		28
Workers Compensation	(2)		(7)		(22)
Business Owners' Policies	8		10		3
Homeowners	6		4		5
Personal Automobile	—		(3)		(3)
Other	1		1		2
Total	$18		30		39

Favorable Impact on loss ratio[1]	1.2	pts	2.1	pts	2.8	pts
1 Reinstatement premiums associated with the catastrophe losses have been added back to net premiums earned to calculate the loss ratio impact for 2012.

The increase in the GAAP underwriting expense ratio of 0.8 points in 2012 compared to 2011 is primarily related to: (i) the $8.5 million reduction in NPE associated with the catastrophe reinstatement premium;and (ii) higher supplemental commissions to agents.

Review of Underwriting Results by Lines of Business

Standard Commercial Lines
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
GAAP Insurance Operations Results:
NPW	$1,263,738	1,188,004	6%		1,133,876	5%
NPE	1,225,335	1,170,947	5		1,174,282	—
Less:
Losses and loss expenses incurred	853,143	832,360	2		790,369	5
Net underwriting expenses incurred	409,679	383,255	7		379,855	1
Dividends to policyholders	3,448	5,284	(35)		3,878	36
Underwriting (loss) income	$(40,935)	(49,952)	18%		180	(27,851)%
GAAP Ratios:
Loss and loss expense ratio	69.6%	71.1	(1.5)	pts	67.3	3.8	pts
Underwriting expense ratio	33.4	32.7	0.7		32.4	0.3
Dividends to policyholders ratio	0.3	0.5	(0.2)		0.3	0.2
Combined ratio	103.3	104.3	(1.0)		100.0	4.3
Statutory Ratios:
Loss and loss expense ratio	69.6	71.0	(1.4)		67.3	3.7
Underwriting expense ratio	33.1	32.4	0.7		33.2	(0.8)
Dividends to policyholders ratio	0.3	0.5	(0.2)		0.3	0.2
Combined ratio	103.0%	103.9	(0.9)	pts	100.8	3.1	pts

The fluctuations in NPW and NPE from 2010 through 2012 is primarily the result of the following:

	For the Year Ended December 31,
($ in millions)	2012	2011	2010
Retention	82%	80%	79%
Renewal pure price increases	6.2%	2.8%	3.1%
Direct new business	$236.1	212.1	210.8
Audit and endorsement additional (return) premiums	23.5	14.5	(47.9)
Catastrophe reinstatement premiums	(4.6)	(0.3)	—

The variance in the GAAP loss and loss expense ratio in both periods presented is primarily attributable to catastrophe losses which were as follows:

($ in millions)	Catastrophes
For the Year Ended December 31,	Losses Incurred	Impact on Loss Ratio		Year-Over-Year Change
2012	56.4	4.6	pts	(1.8)
2011	75.2	6.4		3.1
2010	38.6	3.3		N/A
1Reinstatement premiums associated with the catastrophe losses have been added back to net premiums earned to calculate the loss ratio impact for 2012.

The increase in the GAAP underwriting ratio of 0.7 points in 2012 compared to last year was primarily related to: (i) the $4.6 million reduction in NPE associated with the catastrophe reinstatement premium; and (ii) higher supplemental commissions to agents.

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
Statutory NPW	$387,888	351,561	10%		323,276	9%
Direct new business	66,826	59,135	13		56,672	4
Retention	81%	79	2	pts	78	1	pts
Renewal pure price increases	6.9%	3.7	3.2		4.2	(0.5)
Statutory NPE	373,381	344,682	8%		336,475	2%
Statutory combined ratio	102.7%	100.7	2.0	pts	96.4	4.3	pts
% of total statutory standard commercial NPW	31%	30			29
The growth in NPW and NPE for our general liability business in 2012 and 2011 reflect: (i) renewal pure price increases; (ii) stronger retention; (iii) higher new business; and (iv) improvements in audit and endorsement premium which increased NPW by $9.1 million in 2012. We returned premiums to customers of $3.9 million in 2011 and $24.6 million in 2010.

The fluctuations in the statutory combined ratios were in part, due to changes in prior year development. Prior year development can be volatile year to year and, therefore, requires a longer period of time before true trends are fully recognized. The impact of the prior year development was as follows:

•
2012: unfavorable by 0.8 points, driven by increased severities in the 2010 and 2011 accident years.. This unfavorable development was largely offset by continued favorable development in the premises and products coverages in accidents years 2007 and 2009, which showed lower frequencies of large losses, particularly in the umbrella coverage.

•	2011: favorable by 3.3 points, driven by accident years 2006 through 2009, which showed generally lower frequencies.

•	2010: favorable by 7.9 points, driven by accident years 2006 through 2009, which showed generally lower frequencies.

Commercial Automobile
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
Statutory NPW	$295,651	282,825	5%		281,365	1%
Direct new business	50,084	45,472	10		43,693	4
Retention	82%	81	1	pts	79	2	pts
Renewal pure price increases	5.1%	1.7	3.4		2.9	(1.2)
Statutory NPE	288,010	279,610	3%		291,495	(4)%
Statutory combined ratio	97.1%	94.2	2.9	pts	90.2	4.0	pts
% of total statutory standard commercial NPW	23%	24			25

NPW increased in 2012 compared to 2011 driven by higher renewal pure prices and retention. NPW remained relatively flat in 2011 compared to 2010. NPE decreased in 2011 compared to 2010, reflecting the economic factors that put pressure on NPW as exposure levels declined in 2010.

The fluctuations in the statutory combined ratio were driven by favorable prior year casualty development as follows:

•
2012: 2.6 points driven by the 2009 accident year, representing a continued trend driven by better than expected reported emergence. This was partially offset by unfavorable development in the 2011 accident year, due to higher frequency of claims.

•	2011: 4.6 points, driven by the 2007 through 2009 accident years, representing a continued trend driven by lower frequencies in those years.

•	2010: 9.6 points, driven by lower than anticipated severity primarily in accident years 2004 through 2009.

Workers Compensation
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
Statutory NPW	$263,767	261,348	1%		237,409	10%
Direct new business	44,417	46,104	(4)		46,758	(1)
Retention	81%	79	2	pts	78	1	pts
Renewal pure price increases	8.0%	3.6	4.4		2.2	1.4
Statutory NPE	262,108	259,354	1%		250,456	4%
Statutory combined ratio	114.5%	116.2	(1.7)	pts	124.2	(8.0)	pts
% of total statutory standard commercial NPW	21%	22			21

NPW remained relatively flat in 2012 compared to last year while NPW increased in 2011 compared to 2010. The 2011 NPW growth was favorably impacted by audit and endorsement additional premium of $11.2 million in 2011 compared to return premium of $20.5 million in 2010.

The fluctuations in the statutory combined ratio were primarily attributable to the impact of prior year casualty development as follows:

•
2012: unfavorable by 1.1 points, driven by the 2011 accident year, due to an increase in the ultimate severity, partially offset by accident years 2007 and 2008, due to a decrease in expected severity for those years.

•	2011: unfavorable by 2.7 points, driven by the 2010 accident year, representing a continued trend related to increased severities in recent years, partially offset by various earlier accident years.

•	2010: unfavorable by 8.3 points, driven by increased severity in the 2008 and 2009 accident years.

Commercial Property
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
Statutory NPW	$213,321	195,927	9%		194,382	1%
Direct new business	44,553	35,673	25		35,516	—
Retention	81%	80	1	pts	78	2	pts
Renewal pure price increases	4.5%	1.7	2.8		2.1	(0.4)
Statutory NPE	202,340	192,989	5%		199,252	(3)%
Statutory combined ratio	99.1%	109.9	(10.8)	pts	93.7	16.2	pts
% of total statutory standard commercial NPW	17%	16			17

NPW increased in 2012 compared to 2011 primarily due to: (i) growth in new business; (ii) increases in retention; and (iii) renewal pure price increases. NPW were relatively flat in 2011 compared to 2010.

The fluctuations in the statutory combined ratios over the three-year period were largely due to fluctuations in catastrophe losses as shown below:

($ in millions)
For the Year Ended	Catastrophe Losses	Impact on		Year-Over-Year
December 31,	Incurred	Loss Ratio[1]		Change
2012	$35.2	17.1	pts	(13.8)
2011	59.7	30.9		14.9
2010	31.8	16.0		N/A
1Reinstatement premiums associated with the catastrophe losses have been added back to net premiums earned to calculate the loss ratio impact for 2012.

Standard Personal Lines
			2012			2011
($ in thousands)	2012	2011	vs. 2011		2010	vs. 2010
GAAP Insurance Operations Results:
NPW	$289,848	$273,212	6%		256,665	6%
NPE	279,555	264,452	6		242,316	9
Less:
Losses and loss expenses incurred	204,644	239,455	(15)		191,749	25
Net underwriting expenses incurred	78,425	71,968	9		70,721	2
Underwriting loss	$(3,514)	$(46,971)	93%		(20,154)	(133)%
GAAP Ratios:
Loss and loss expense ratio	73.2%	90.5	(17.3)	pts	79.1	11.4	pts
Underwriting expense ratio	28.1	27.3	0.8		29.2	(1.9)
Combined ratio	101.3	117.8	(16.5)		108.3	9.5
Statutory Ratios:
Loss and loss expense ratio	73.1	90.5	(17.4)		79.2	11.3
Underwriting expense ratio	27.6	26.8	0.8		27.2	(0.4)
Combined ratio	100.7%	117.3	(16.6)	pts	106.4	10.9	pts

The growth in NPW and NPE for our Personal Lines business in 2012 and 2011 reflected renewal pure price and retention increases as follows:

($ in millions)	2012	2011	2010
Retention	86%	86%	85%
Renewal pure price increase	6.7	6.3	5.3
Catastrophe reinstatement premiums	(3.9)	(0.3)	—

In addition, new direct business added $11.8 million of growth over 2010.

The GAAP loss and loss expense ratio decreased 17.3 points in 2012 compared to 2011 driven by: (i) the rate we have achieved on this book which has increased average premium per unit of exposure; (ii) a decrease in property losses, including a slight decrease in catastrophe losses; (iii) flood claims handling fees earned from our participation in the National Flood Insurance Program primarily related to Hurricane Sandy; and (iv) favorable prior year development.

The 11.4 point increase in the GAAP loss and loss expense ratio in 2011 compared to 2010 was primarily attributable to higher property losses including an unprecedented level of catastrophe losses.

The following table provides quantitative information regarding the catastrophe losses and the related flood claims handling fees:

($ in millions)	Catastrophes			Flood Claim Revenues
For the Year Ended December 31,	Losses Incurred	Impact on Loss Ratio		Revenue Earned	Impact on Loss Ratio		Total Impact on Loss Ratio[1]	Year-Over-Year Change
2012	40.5	14.3	pts	18.3	(6.5)	pts	7.8	(6.0)
2011	43.6	16.5		7.1	(2.7)		13.8	7.5
2010	17.9	7.4		2.8	(1.1)		6.3	N/A
1Reinstatement premiums associated with the catastrophe losses have been added back to net premiums earned to calculate the loss ratio impact for 2012.

The increase in the GAAP underwriting ratio of 0.8 points in 2012 compared to last year was primarily due to the catastrophe reinstatement premium.

E&S Insurance Operations

Our E&S Insurance Operations segment, which represents 7% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 95 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

			2012
($ in thousands)	2012	2011	vs. 2011
GAAP Insurance Operations Results:
NPW	$113,297	$24,133	369%
NPE	79,229	3,914	1,924
Less:
Losses and loss expenses incurred	63,203	3,172	1,893
Net underwriting expenses incurred	35,584	7,403	381
Underwriting loss	$(19,558)	$(6,661)	(194)%
GAAP Ratios:
Loss and loss expense ratio	79.8%	81.0	(1.2)	pts
Underwriting expense ratio	44.9	189.2	(144.3)
Combined ratio	124.7	270.2	(145.5)
Statutory Ratios:
Loss and loss expense ratio	79.3	81.0	(1.7)
Underwriting expense ratio	39.5	50.3	(10.8)
Combined ratio	118.8%	131.3	(12.5)	pts

NPW and NPE in 2011 reflect E&S premiums that were generated from our August 2011 purchase of the renewal rights to an E&S book of business. As we purchased only the renewal rights to this book, all unearned premium reserves at the date of purchase remained with the selling entity and our premiums represent only those written on the renewal book subsequent to our acquisition. The increase in NPW and NPE in 2012 compared to 2011 reflects the increase in premiums written relative to this renewal book as well as additional premiums written as a result of an additional E&S acquisition on December 31, 2011. On December 31, 2011 we purchased a wholly-owned E&S subsidiary of Montpelier Re Holdings Ltd. This company, Mesa Underwriters Specialty Insurance Company (“MUSIC”) provides us with a nationally authorized platform to write E&S business.
Our E&S business is a small operation whose combined ratio is significantly impacted by volatility in loss and loss expenses, as well as underwriting expenses. The lower combined ratio in 2012 reflects a decrease in the initial start-up expenditures as well as the increased premium volume at full operations. Our focus in 2012 was integrating these operations, as well as reviewing the in-force business and we continue to effectively manage shared services and apply our best practices for underwriting and pricing of this business. As we continue to grow this business, we expect to generate a combined ratio between 100% and 102% in 2013.
Reinsurance: Standard and E&S Insurance Operations Segments
We have reinsurance contracts that separately cover our property and casualty insurance business. We use traditional forms of reinsurance and do not utilize finite risk reinsurance. Available reinsurance can be segregated into the following key categories:

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

•
Other Reinsurance – includes other treaties that we do not consider core to our reinsurance program, such as our Surety and Fidelity Excess of Loss, NWCRP and our Equipment Breakdown Coverage treaties, which do not fall within the categories above. In addition, Property and Casualty treaties purchased specifically for our E&S business that are substantially smaller than those for standard lines are also considered in this category.

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

Property Reinsurance
The Property Catastrophe treaty, which covers both our standard market and E&S business, renewed effective January 1, 2013 with a 43% increase in placed limits. The current treaty structure added a 4th layer and in total provides coverage of $585 million in excess of $40 million and the annual aggregate limit net of our co-participation is approximately $978.9 million for 2013. This compares to coverage of $435.0 million in excess of $40.0 million and an annual aggregate limit net of our co-participation of $789.0 million for the expiring term. As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly rated reinsurance partners and purchasing collateralized reinsurance products, particularly for extreme tail events. The current program includes $116 million in collateralized limit.  We expect an increase of $11 million in ceded premium for 2013.

We continue to assess our property catastrophe exposure aggregations, modeled results, and effects of growth on our property portfolio, and strive to manage our exposure to individual large events balanced against the cost of reinsurance protections.

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

	Actual Gross Loss		Accident
Hurricane Name	($ in millions)		Year
Hurricane Sandy	$136.0	[1]	2012
Hurricane Irene	44.7		2011
Hurricane Hugo	26.4		1989
Hurricane Floyd	14.5		1999
Hurricane Isabel	13.4		2003
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2012.

We use the results of the Risk Management Solutions (“RMS”) and AIR Worldwide (“AIR”) models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a near-term view that adjusts historical frequencies to reflect higher expectations of hurricane activity in the North Atlantic Basin. We believe that modeled estimates provide a range of potential outcomes and multiple estimates, as well as changes in estimates from year-to-year, should be reviewed for purposes of understanding catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2012 weighted equally:

Occurrence Exceedence Probability	4-Model Blend
($ in thousands)	Gross Losses	Net Losses[1]	Net Losses as a Percent of Equity[2]
4.0% (1 in 25 year event)	$115,759	25,275	2%
2.0% (1 in 50 year event)	223,195	27,096	2
1.0% (1 in 100 year event)	389,539	32,408	3
0.5% (1 in 200 year event)	655,003	55,043	5
0.4% (1 in 250 year event)	752,371	115,352	11
1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2012.

Our current catastrophe reinsurance program covers up to a 1 in 228 year return period, or events with 0.44% probability, based on a multi-model view of hurricane risk.

The Property Excess of Loss treaty (“Property Treaty”), which covers our standard market business, was renewed on July 1, 2012 and is effective through June 30, 2013, with the following terms:

•	Per risk coverage of $38.0 million in excess of a $2.0 million retention; an increase of $10.0 million from the prior treaty term of $28.0 in excess of $2.0 million;

•	Per occurrence cap on the total program of $84.0 million, an increase of $20.0 million from the prior treaty term of $64.0 million;

•
The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second $30.0 million in excess of $10.0 million layer, increased to $120.0 million from $80.0 million and has three reinstatements; and

•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers our standard market business, was renewed on July 1, 2012 and is effective through June 30, 2013, with substantially the same terms as the expiring treaty providing the following per occurrence coverage:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention, consistent with the prior year treaty;

•	Consistent with the prior year, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses; and

•	Annual aggregate terrorism limits remain the same as the prior year treaty at $201.0 million.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy, which we implemented in 2011, is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	2012	2011	Change
Total invested assets	$4,330,019	4,112,421	5%
Unrealized gain – before tax	188,197	149,612	26
Unrealized gain – after tax	122,328	97,248	26

The increase in our invested assets was driven primarily by: (i) operating cash flows generated from insurance operations; (ii) interest income generated by the portfolio; and (iii) valuation improvements on securities in our AFS portfolio. The cash generated from our insurance operations was used to purchase AFS fixed maturity securities.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segment; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2012	2011
U.S. government obligations	6%	9%
Foreign government obligations	1	1
State and municipal obligations	31	30
Corporate securities	34	31
Mortgage-backed securities (“MBS”)	14	15
ABS	3	2
Total fixed maturity securities	89	88

Equity securities	3	4
Short-term investments	5	5
Other investments	3	3
Total	100%	100%

Fixed Maturity Securities
During 2012 we modestly increased the average duration of the fixed maturity securities portfolio to 3.6 years at December 31, 2012 up from 3.2 years last year, versus a liability duration that remained stable at 3.9 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are currently experiencing pressure on our yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation. During 2012, we increased our purchases of highly-rated municipal bonds, structured securities, and investment grade corporate bonds, due to attractive risk adjusted return opportunities in those sectors. Sustained low interest rates available in the marketplace caused the fixed income portfolio after-tax return to fall 22 basis points to 2.53%.

Our fixed maturity portfolio had a weighted average credit rating of AA- as of December 31, 2012 and 2011 comprised of the following:

Fixed Maturity Security Rating	December 31,	December 31,
	2012	2011
Aaa/AAA	16%	14%
Aa/AA	47	52
A/A	25	24
Baa/BBB	10	9
Ba/BB or below	2	1
Total	100%	100%

For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Equity Securities
Our equities portfolio was 3% of invested assets at December 31, 2012, compared to 4% at December 31, 2011. Dividend income increased by almost 40% in 2012 compared to last year due to our 2011 transition into the high-dividend yield strategy. In 2012, we rebalanced our holdings within this portfolio, generating net proceeds of $101.7 million with a net realized gain of $9.7 million.

Other Investments
As of December 31, 2012, alternative investments represented 3% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy.

			Remaining
	Carrying Value		Commitment
($ in thousands)	December 31, 2012	December 31, 2011	2012
Alternative Investments:
Secondary private equity	$28,032	30,114	7,592
Energy/power generation	18,640	25,913	8,692
Private equity	18,344	21,736	4,594
Distressed debt	12,728	16,953	2,916
Mezzanine financing	12,692	8,817	21,333
Real estate	11,751	13,767	10,381
Venture capital	7,477	7,248	400
Total alternative investments	109,664	124,548	55,908
Other securities	4,412	3,753	982
Total other investments	$114,076	128,301	56,890

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $56.9 million in our other investment portfolio through commitments that currently expire at various dates through 2022. In 2012 we invested in two new alternative investments within the mezzanine financing strategy. These investments, which combined had original commitments of $10.0 million, have $6.5 million in remaining commitments as of December 31, 2012. At this time, our alternative investment strategies do not invest in hedge funds. For further discussion of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2012	2011	2010
Fixed maturity securities	$124,687	129,710	130,990
Equity securities	6,215	4,535	2,238
Short-term investments	151	160	437
Other investments	8,996	20,539	20,313
Miscellaneous income	—	133	139
Investment expenses	(8,172)	(7,634)	(8,409)
Net investment income earned – before tax	131,877	147,443	145,708
Net investment income tax expense	31,612	36,355	34,649
Net investment income earned – after tax	$100,265	111,088	111,059
Effective tax rate	24.0%	24.7	23.8
Annual after-tax yield on fixed maturity securities	2.5	2.8	2.9
Annual after-tax yield on investment portfolio	2.4	2.8	2.9
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

($ in thousands)	2012	2011	2010
HTM fixed maturity securities
Gains	$194	4	569
Losses	(217)	(564)	(894)
AFS fixed maturity securities
Gains	4,452	9,385	8,161
Losses	(472)	(70)	(7,619)
AFS equity securities
Gains	10,901	6,671	16,698
Losses	(1,205)	—	(1,156)
Short-term investments
Gains	—	—	—
Losses	(2)	—	—
Other investments
Gains	1	—	—
Losses	(400)	—	(5,184)
Total net realized investment gains, excluding OTTI charges	13,252	15,426	10,575
Total OTTI charges recognized in earnings	(4,264)	(13,186)	(17,658)
Total net realized gains (losses)	$8,988	2,240	(7,083)

For a discussion of realized gains and losses, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of Time in an	2012		2011		2010
Unrealized Loss Position	Fair		Fair		Fair
	Value on	Realized	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$—	—	—	—	11,462	463
7 – 12 months	—	—	—	—	—	—
Greater than 12 months	4,800	236	—	—	10,257	7,098
Total fixed maturities	4,800	236	—	—	21,719	7,561
Equities:
0 – 6 months	15,505	1,205	—	—	13,914	739
7 – 12 months	—	—	—	—	3,173	417
Greater than 12 months	—	—	—	—	—	—
Total equity securities	15,505	1,205	—	—	17,087	1,156
Other Investments:
0 – 6 months	—	—	—	—	16,357	5,184
7 – 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	—	—	—
Total other investments	—	—	—	—	16,357	5,184
Total	$20,305	1,441	—	—	55,163	13,901

There were no significant sales of securities in an unrealized loss position in 2012 or 2011.

During 2010, we sold certain AFS fixed maturity securities that were in an unrealized loss position that our external investment managers, who we put in place in 2010, had recommended that we sell during their review of the portfolio. This recommendation was due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives. In addition, as part of our transition to the external investment managers, in the third quarter of 2010 we changed our intent regarding certain equity holdings that we sold to lower our equity exposure and pursue a more index-neutral position for this asset class in the near term, providing greater sector and sponsor diversification. In the fourth quarter of 2010, we sold certain limited partnerships within our other investments at a loss to reduce our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio, as well as to reduce certain vintage year and sponsor concentrations.

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

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

($ in thousands)	2012	2011	2010
HTM securities
ABS	$—	—	31
CMBS	—	—	4,215
RMBS	—	—	419
Total HTM securities	—	—	4,665

AFS securities
Corporate securities	—	244	—
Obligations of state and political subdivisions	—	17	197
ABS	98	721	128
CMBS	810	694	2,200
RMBS	183	145	7,925
Total fixed maturity AFS securities	1,091	1,821	10,450
Equity securities	3,173	11,365	2,543
Total AFS securities	4,264	13,186	12,993

Total OTTI charges recognized in earnings	$4,264	13,186	17,658

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

For a discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. In addition, for qualitative information regarding these charges, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Unrealized/Unrecognized Losses
The following table summarizes the aggregate fair value and gross pre-tax unrealized/unrecognized losses recorded, by asset class and by length of time, for all securities that have continuously been in an unrealized/unrecognized loss position at December 31, 2012 and December 31, 2011:

December 31, 2012	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses[1]	Value	Losses[1]
AFS securities:
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
	Fair	Unrealized	Unrecognized	Fair	Unrealized	Unrecognized
($ in thousands)	Value	Losses[1]	Gains[2]	Value	Losses[1]	Gains[2]
HTM securities:
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	$1,218	(33)	29	3,968	(887)	791

Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791

December 31, 2011	Less than 12 months		12 months or longer
		Unrealized		Unrealized
($ in thousands)	Fair Value	Losses[1]	Fair Value	Losses[1]
AFS securities:
Foreign government	$8,299	(556)	—	—
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	—	—
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
	Fair	Unrealized (Losses)	Unrecognized Gains	Fair	Unrealized	Unrecognized
($ in thousands)	Value	Gains[1]	(Losses)[2]	Value	Losses[1]	Gains[2]
HTM securities:
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	—	—	—	2,816	(1,009)	737
CMBS	—	—	—	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822

Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822
1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to a HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
2 Unrecognized holding gains/(losses) represent market value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our unrealized/unrecognized loss positions improved $7.7 million as of December 31, 2012 compared to last year as follows:

($ in thousands)
December 31, 2012			December 31, 2011
		Unrealized			Unrealized
Number of	% of	Unrecognized	Number of	% of	Unrecognized
Issues	Market/Book	Loss	Issues	Market/Book	Loss
100	80% - 99%	$2,701	140	80% - 99%	$10,166
1	60% - 79%	233	—	60% - 79%	—
—	40% - 59%	—	1	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$2,934			$10,635

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this Form 10-K. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents information regarding our AFS fixed maturities that were in an unrealized loss position at December 31, 2012 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$9,726	9,152
Due after one year through five years	58,066	56,991
Due after five years through ten years	59,658	58,991
Due after ten years	3,926	3,867
Total	$131,376	129,001

The following table presents information regarding our HTM fixed maturities that were in an unrealized/unrecognized loss position at December 31, 2012 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$1,199	1,185
Due after one year through five years	4,087	4,001
Total	$5,286	5,186

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

($ in millions)	2012	2011	2010
Federal income tax (benefit) expense from continuing operations	(0.3)	(11.3)	13.4
Effective tax rate	(1)%	(99)	16

The fluctuations in federal income taxes and the effective tax rates in 2012 and 2011, as compared to their respective prior year periods, were primarily due to volatility in underwriting losses driven by the level of catastrophic events. For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 14. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position was $215 million at December 31, 2012. While this is consistent with last year's balance of $218 million, it is higher than historic levels. We maintained higher liquid assets, particularly short-term investments, to fund claim payments related to Hurricane Sandy in 2012 and Hurricane Irene in 2011.

The cash and short-term investment position at December 31, 2012 was comprised of $27 million at Selective Insurance Group, Inc. (the “Parent”) and $188 million at the Insurance Subsidiaries. Short-term investments are generally maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). During 2012, the Parent continued to build a fixed maturity security investment portfolio containing high-quality, highly-liquid government and corporate fixed maturity investments to generate additional yield. This portfolio amounted to $41 million at December 31, 2012 compared to $20 million at December 31, 2011.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

In 2012, SICA received approval from the New Jersey Department of Banking and Insurance to pay extraordinary dividends of $141.1 million to the Parent which were used to make capital contributions to certain Insurance Subsidiaries. The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2012:

Dividends		Twelve Months ended December 31, 2012
($ in millions)	State of Domicile	Ordinary Dividends Paid	Extraordinary Dividends Paid	Total Dividends Paid
SICA	New Jersey	$28.7	141.1	169.8
SWIC	New Jersey	20.5	—	20.5
SICSC	Indiana	0.8	—	0.8
SICSE	Indiana	0.5	—	0.5
SICNY	New York	2.9	—	2.9
SICNE	New Jersey	1.0	—	1.0
SAICNJ	New Jersey	0.6	—	0.6
MUSIC	New Jersey	—	—	—
SCIC	New Jersey	—	—	—
SFCIC	New Jersey	—	—	—
Total		$55.0	141.1	196.1

These dividends were used as follows:

($ in millions)	2012
Capitalization of newly-formed Insurance Subsidiaries:
SCIC	$74.4
SFCIC	31.9
Additional capitalization of existing Insurance Subsidiaries:
SICNE	19.5
MUSIC	13.3
Debt service, shareholder dividends, and general corporate purposes	57.0
Total	$196.1

Based on the 2012 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2013 are as follows:

Dividends		2013
($ in millions)	State of Domicile	Maximum Ordinary Dividends Paid
SICA	New Jersey	$37.0
SWIC	New Jersey	21.1
SICSC	Indiana	9.1
SICSE	Indiana	7.0
SICNY	New York	7.3
SICNE	New Jersey	3.2
SAICNJ	New Jersey	5.8
MUSIC	New Jersey	5.4
SCIC	New Jersey	7.2
SFCIC	New Jersey	3.1
Total		$106.2

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
The Parent had no private or public issuances of stock or debt during 2012 and there were no borrowings under its $30 million line of credit (“Line of Credit”). We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the FHLBI. Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $496.7 million for SICSC and $380.5 million for SICSE as of December 2012, for a borrowing capacity of approximately $88 million. As our outstanding borrowing with the FHLBI is currently $58 million, the Indiana Subsidiaries have the ability to borrow approximately $30 million more until the Line of Credit borrowing limit is met, of which $22 million could be loaned to the Parent under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the Indiana Subsidiaries. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

In February 2013, the Parent issued $185 million of 5.875% Senior Notes (the "Notes") due in 2043 . The proceeds of the Notes will be used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Any remaining proceeds will be used for general corporate purposes which may include capital contributions to our Insurance Subsidiaries. For additional information related to this debt issuance refer to Note 22. "Subsequent Events" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity portfolio, excluding short-term investments, was 3.6 years as of December 31, 2012, while the liabilities of the Insurance Subsidiaries have a duration of 3.9 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Upcoming principal payments include $13 million in 2014 and $45 million in 2016. Subsequent to 2016, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit was renewed on June 13, 2011 with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of December 31, 2012, or at any time during 2012.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2012	December 31, 2012
Consolidated net worth	$824 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.3
A.M. Best financial strength rating	Minimum of A-	A
 1Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2012, we had statutory surplus and GAAP stockholders’ equity of $1.1 billion and total debt of $307.4 million, which equates to a debt-to-capital ratio of approximately 22%. In addition to the debt that was outstanding at year-end 2012, in February 2013 we issued $185 million of 5.875% Senior Notes (the "Notes") due in 2043. The proceeds of the Notes will be used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066 as well as for other general corporate purposes, which may include capital contributions to our Insurance Subsidiaries. Upon settlement of these transactions our pro-forma debt-to-capital ratio is expected to be 26%. For additional information related to this debt issuance refer to Note 22. "Subsequent Events" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

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

Book value per share increased to $19.77 as of December 31, 2012 from $19.45 as of December 31, 2011, primarily driven by: (i) unrealized gains on our investment portfolio, which led to an increase in book value per share of $0.45; and (ii) net income of $0.69 per share. Partially offsetting these increases were: (i) dividends paid to shareholders of $0.52; and (ii) an after-tax equity charge of $17.3 million, or $0.31 per share, due to the annual revaluation of our retirement income plan pension liability.

Off-Balance Sheet Arrangements
At December 31, 2012 and December 31, 2011, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
As discussed in “Net Loss and Loss Expense Reserves” in Item 1. “Business.” of this Form 10-K, we maintain case reserves and estimates of reserves for losses and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2012 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Operating leases	$45.3	10.6	15.7	8.3	10.7
Notes payable	308.0	—	13.0	45.0	250.0
Interest on debt obligations	640.2	18.8	37.2	36.2	548.0
Subtotal	993.5	29.4	65.9	89.5	808.7

Gross loss and loss expense payments	4,068.9	1,647.2	1,017.8	480.3	923.6
Ceded loss and loss expense payments	1,409.8	947.8	187.9	50.2	223.9
Net loss and loss expense payments	2,659.1	699.4	829.9	430.1	699.7

Total	$3,652.6	728.8	895.8	519.6	1,508.4

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2012, we also have contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $56.9 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best and Company ("A.M. Best"). In the second quarter of 2012, A.M. Best lowered our rating to “A (Excellent),” their third highest of 15 ratings, with a “stable” outlook. The change resulted from their assessment of our operating performance over the most recent five-year period relative to the commercial casualty composite index despite recognizing that recent performance has been negatively impacted by record catastrophic and weather-related losses. They cited solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, and our strong independent retail agency relationships in support of the “A (Excellent)” rating. We have been rated “A” or higher by A.M. Best for the past 82 years. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Ratings by other major rating agencies are as follows:

•
Standard and Poors' Rating Services (“S&P”) - Our “A” financial strength rating was reaffirmed in the third quarter of 2012 by S&P, which cited our strong competitive position in Mid-Atlantic markets, financial flexibility, and relationships with independent agents. Our outlook was revised to “negative” reflecting a modest decline in available capital and increased charges for underwriting risk, asset risk, and property catastrophe exposure as measured by Standard & Poor's capital adequacy model.

•
Moody's Investor Service (“Moody's”) - On February 4, 2013, Moody's cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality to reaffirm our financial strength rating of “A2” but revised our outlook to negative, citing that our underwriting results have lagged similarly rated peers.

•
Fitch Ratings - Our “A+” rating and outlook of stable was reaffirmed in the fourth quarter of 2012, citing our conservative balance sheet with solid capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

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

Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy, which we implemented in 2011, is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index. The allocation of our portfolio was 89% fixed maturity securities, 3% equity securities, 5% short-term investments, and 3% other investments as of December 31, 2012.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed maturity security investment portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

During extended periods of low interest rates, net investment income on our fixed maturity portfolio is pressured as higher-yielding securities are rolling over into lower-yielding replacements. In 2012, bonds that matured or were sold, valued at $658.3 million, had yields that averaged 3.7%, pre-tax, while new purchases of $892.6 million had an average yield of 2.2%. We expect this downward trend to continue into 2013, putting pressure on our ability to grow investment income. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.

The fixed maturity portfolio duration at December 31, 2012 was modestly higher at 3.6 years, excluding short-term investments, compared to 3.2 years a year ago. During 2012 we increased our purchases of highly-rated municipal bonds, structured securities, and investment grade corporate bonds due to attractive risk adjusted return opportunities in those sectors. Despite these attempts, the overwhelming headwind of sustained low interest rates caused the fixed income portfolio after-tax return to fall 22 basis points to 2.53%.

The Insurance Subsidiaries’ liability duration is approximately 3.9 years. We manage our liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business.

We use interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed maturity securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2012:

		2012 Interest Rate Shift in Basis Points
($ in thousands)		[1]-200	-100	0	100	200
HTM fixed maturity securities
Fair value of HTM fixed maturity securities portfolio	$	n/m	604,676	594,661	579,636	565,058
Fair value change		n/m	10,015		(15,025)	(29,603)
Fair value change from base (%)		n/m	1.68%		(2.53)%	(4.98)%
AFS fixed maturity securities
Fair value of AFS fixed maturity securities portfolio	$	n/m	3,421,872	3,296,013	3,181,035	3,071,546
Fair value change		n/m	125,859		(114,978)	(224,467)
Fair value change from base (%)		n/m	3.82%		(3.49)%	(6.81)%
 1 Given the low interest rate environment, an interest rate decline of 200 basis points is deemed unreasonable for certain securities in our portfolio, as the decline would generate a zero or negative yield, therefore this interest rate decline for purposes of the sensitivity analysis is not meaningful ("n/m").

Credit Risk
The financial markets saw steady growth throughout 2012. The overall investment portfolio grew by 5% including a $38.6 million increase in unrealized gains to $188.2 million at December 31, 2012. The credit quality of our fixed maturity securities portfolio remained stable at “AA-” in 2012, the same as 2011. Exposure to non-investment grade bonds represents less than 2% of the total fixed maturity securities portfolio.

The following table summarizes the fair value, net unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
($ in millions)	Fair Value	Unrealized Gain (Loss)	Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations[1]	$259.1	17.2	AA+	$353.8	20.3	AA+
Foreign government obligations	30.2	1.4	AA-	34.2	0.5	AA
State and municipal obligations	818.0	44.1	AA	622.7	44.4	AA
Corporate securities	1,450.3	81.3	A	1,213.3	44.9	A
MBS	609.8	19.0	AA	594.5	19.2	AA
ABS	128.6	2.3	AAA	78.9	1.2	AAA
Total AFS fixed maturity portfolio	$3,296.0	165.3	AA-	$2,897.4	130.5	AA-
State and Municipal Obligations:
General obligations	$352.3	20.5	AA+	$282.6	22.1	AA+
Special revenue obligations	465.7	23.6	AA	340.1	22.3	AA
Total state and municipal obligations	$818.0	44.1	AA	$622.7	44.4	AA
Corporate Securities:
Financial	$438.0	23.2	A	$379.0	3.7	A
Industrials	104.2	7.4	A-	86.9	6.1	A-
Utilities	124.2	6.6	BBB+	75.6	3.5	BBB+
Consumer discretionary	134.7	8.3	BBB+	104.3	4.9	BBB+
Consumer staples	163.6	8.6	A	137.3	6.9	A
Healthcare	178.2	11.0	A+	145.0	8.3	AA-
Materials	71.9	4.6	A-	66.5	2.5	A-
Energy	77.4	4.3	A-	77.9	3.3	A-
Information technology	100.1	3.2	A	74.3	2.6	A
Telecommunications services	46.7	2.8	BBB+	50.9	1.5	BBB+
Other	11.3	1.3	AA+	15.6	1.6	AA+
Total corporate securities	$1,450.3	81.3	A	$1,213.3	44.9	A
MBS:
Government guaranteed agency commercial MBS (“CMBS”)	$48.9	2.3	AA+	$72.9	5.0	AA+
Other agency CMBS	1.2	—	AA+	—	—	N/A
Non-agency CMBS	87.1	1.1	AA-	39.7	(0.3)	A-
Government guaranteed agency residential MBS (“RMBS”)	91.0	3.3	AA+	98.2	4.7	AA+
Non-agency RMBS	44.3	0.9	A-	37.1	(1.0)	BBB
Other agency RMBS	331.3	11.3	AA+	339.1	10.8	AA+
Alternative-A (“Alt-A”) RMBS	6.0	0.1	AA-	7.5	—	AA+
Total MBS	$609.8	19.0	AA	$594.5	19.2	AA
ABS:
ABS	$127.2	2.0	AAA	$77.5	1.3	AAA
Alt-A ABS[3]	0.8	0.2	D	0.7	—	D
Sub-prime ABS[2,3]	0.6	0.1	D	0.7	(0.1)	D
Total ABS	$128.6	2.3	AAA	$78.9	1.2	AAA
1U.S. government includes corporate securities fully guaranteed by the FDIC.
2We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
3Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at December 31, 2012 and December 31, 2011:

December 31, 2012 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.9	5.5	0.4	0.2	0.6	AA+
State and municipal obligations	526.9	498.0	28.9	6.8	35.7	AA
Corporate securities	42.1	37.5	4.6	(0.8)	3.8	A
MBS	12.7	7.2	5.5	(1.2)	4.3	AA-
ABS	7.1	5.9	1.2	(1.1)	0.1	A
Total HTM portfolio	$594.7	554.1	40.6	3.9	44.5	AA

State and Municipal Obligations:
General obligations	$174.4	166.0	8.4	3.8	12.2	AA
Special revenue obligations	352.5	332.0	20.5	3.0	23.5	AA
Total state and municipal obligations	$526.9	498.0	28.9	6.8	35.7	AA

Corporate Securities:
Financial	$9.6	8.3	1.3	(0.7)	0.6	BBB+
Industrials	11.9	10.4	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	—	1.7	A+
Consumer discretionary	3.5	3.4	0.1	0.1	0.2	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$42.1	37.5	4.6	(0.8)	3.8	A

MBS:
Non-agency CMBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
Total MBS	$12.7	7.2	5.5	(1.2)	4.3	AA-

ABS:
ABS	$4.7	4.2	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.1	5.9	1.2	(1.1)	0.1	A

December 31, 2011 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.5	5.6	(0.1)	0.3	0.2	AA+
State and municipal obligations	657.4	626.0	31.4	11.9	43.3	AA
Corporate securities	69.5	62.6	6.9	(2.2)	4.7	A
MBS	17.7	11.5	6.2	(3.0)	3.2	AA-
ABS	7.9	6.6	1.3	(1.4)	(0.1)	A
Total HTM portfolio	$758.0	712.3	45.7	5.6	51.3	AA

State and Municipal Obligations:
General obligations	$214.8	205.3	9.5	6.3	15.8	AA
Special revenue obligations	442.6	420.7	21.9	5.6	27.5	AA
Total state and municipal obligations	$657.4	626.0	31.4	11.9	43.3	AA

Corporate Securities:
Financial	$20.7	18.5	2.2	(1.5)	0.7	A-
Industrials	20.3	17.8	2.5	(0.7)	1.8	A
Utilities	15.4	13.7	1.7	(0.1)	1.6	A+
Consumer discretionary	5.9	5.6	0.3	0.1	0.4	AA-
Consumer staples	5.1	5.0	0.1	—	0.1	A
Materials	2.1	2.0	0.1	—	0.1	BBB
Total corporate securities	$69.5	62.6	6.9	(2.2)	4.7	A

MBS:
Non-agency CMBS	$17.7	11.5	6.2	(3.0)	3.2	AA-
Total MBS	$17.7	11.5	6.2	(3.0)	3.2	AA-

ABS:
ABS	$5.6	5.0	0.6	(0.5)	0.1	BBB+
Alt-A ABS	2.3	1.6	0.7	(0.9)	(0.2)	AAA
Total ABS	$7.9	6.6	1.3	(1.4)	(0.1)	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of December 31, 2012:

Insurers of Municipal Bond Securities		Ratings	Ratings
		with	without
($ in thousands)	Fair Value	Insurance	Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$294,003	AA-	AA-
Assured Guaranty	190,356	AA	AA-
Ambac Financial Group, Inc.	84,459	AA-	AA-
Other	9,318	AA	A+
Total	$578,136	AA-	AA-

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at December 31, 2012:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Weighted Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality
Texas	$77,339	1,119	46,893	125,351	AA+
Washington	43,581	7,248	51,858	102,687	AA
New York	7,368	—	77,009	84,377	AA+
Arizona	2,460	—	62,013	64,473	AA
Florida	—	6,167	53,161	59,328	AA-
Colorado	30,723	—	21,822	52,545	AA-
Illinois	20,071	—	25,589	45,660	AA-
North Carolina	13,768	3,725	24,179	41,672	AA
Ohio	13,173	6,982	20,770	40,925	AA+
Missouri	16,808	—	20,972	37,780	AA+
Other	112,387	105,406	351,863	569,656	AA
	337,678	130,647	756,129	1,224,454	AA
Advanced refunded/escrowed to maturity bonds	46,454	11,911	62,127	120,492	AA+
Total	$384,132	142,558	818,256	1,344,946	AA

There has been recent concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 44% maturing within three years, and another 25% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 61% of high-quality revenue bonds that have dedicated revenue streams; (ii) 28% of local general obligation bonds; and (iii) 11% of state general obligation bonds. In addition, approximately 9% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the debt service and maturity of the bonds. Our largest state exposure is to Texas, at 9% excluding the impact of pre-refunded bonds.  Of the $77 million in local Texas general obligation bonds, $32 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

The following table provides further quantitative details on our special revenue bonds:

December 31, 2012 ($ in thousands)	Fair Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$165,832	22	AA
Water and sewer	164,265	22	AA
Electric	112,869	15	AA-
Total essential services	442,966	59	AA

Education	146,798	19	AA
Special tax	88,079	12	AA
Housing	30,729	4	AA+
Other:
Leasing	12,062	2	AA-
Hospital	11,489	1	AA-
Other	24,006	3	A+
Total other	47,557	6	AA-
Total special revenue bonds	$756,129	100	AA

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

Housing
Despite the turmoil in the housing sector, these bonds continue to be highly rated, much of it with the support of U.S. government agencies. The need for affordable housing continues to grow, especially in light of current delinquencies and defaults, and as such, political support for these programs remains high. These attributes, when combined, tend to mute this sector’s cyclicality.

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

European Sovereign Debt Crisis

December 31, 2012
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$9.2	—	1.2	10.4
Luxembourg	8.5	—	—	8.5
Germany	—	5.9	—	5.9
France	2.7	—	—	2.7
Ireland	—	—	2.0	2.0
Total	$20.4	5.9	3.2	29.5

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2011 and continued to cause market volatility in 2012. The sovereign debt crisis has been particularly concentrated in the Eurozone, and a number of member countries have been repeatedly downgraded by the major ratings agencies. The crisis has placed strains on the stability of the Euro economy, as the European Central Bank struggled to supply liquidity to member nations and their banks. As of December 31, 2012, we had no direct exposure to issuers domiciled in Italy, Greece, Portugal, or Spain, four of the more economically troubled nations in the Eurozone. In the third quarter of 2012, we significantly reduced our Eurozone exposures by selling a number of bonds for proceeds of $44.2 million and net realized gains of $0.4 million. We do not own any exposures to derivatives such as credit default swaps. Outside of the effect foreign economies have on investments in general, we have minimal exposure to Euro depreciation or appreciation.

The European sovereign debt crisis may also adversely impact some of our reinsurers, exposing us to counterparty credit risk. Some of the world’s largest reinsurers are domiciled in Europe, and due to the global nature of reinsurance, many write business and invest in various currencies and countries. We seek to diversify our reinsurance relationships with highly rated, well established reinsurers. Our Insurance Subsidiaries remain liable to policyholders to the extent that the reinsurer becomes unable to meet their contractual obligations. The following table represents our largest unsecured reinsurance balances, excluding federal and state operated reinsurance pools, as of December 31, 2012:

Reinsurer Name (Country of Parent’s domicile; Rating) ($ in thousands)	Reinsurance Balances
Munich Re Group (Germany; A.M. Best rated “A+”)	$66,283
Hannover Ruckversicherungs AG (Germany; A.M. Best rated “A+”)	60,358
Swiss Re Group (Switzerland; A.M. Best rated “A+”)	52,189
AXIS Reinsurance Company (Bermuda; A.M. Best rated “A”)	35,064
Partner Reinsurance Company of the U.S. (Bermuda; A.M. Best rated “A+”)	20,074
All other reinsurers	77,354
Total	$311,322

For additional information relating to our exposure to significant losses from reinsurer insolvencies, refer to Note 8. "Reinsurance" of Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Equity Price Risk
Our equity securities are classified as AFS. Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2012:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$105,967	121,106	136,244	151,382	166,520	181,658	196,797
Fair value change	(45,415)	(30,276)	(15,138)		15,138	30,276	45,415

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. As of December 31, 2012, these types of investments represented 3% of our total invested assets and 10% of our stockholders’ equity. These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine fair value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations, which could lead to significant decreases in their fair value from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt.
As of December 31, 2012, the Parent had outstanding long-term debt of $307.4 million that matures as shown in the following table:

		2012
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
2.90% borrowings from FHLBI	2014	$13,000	$13,595
1.25% borrowings from FHLBI	2016	45,000	45,590
7.50% Junior Notes[1]	2066	100,000	101,480
6.70% Senior Notes	2035	99,475	107,707
7.25% Junior Notes	2034	49,912	52,689
Total notes payable		$307,387	$321,061
1For additional information related to the 2013 refinancing of this borrowing refer to Note 22. "Subsequent Events" of Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The weighted average effective interest rate for the Parent's outstanding long-term debt is 6.14%. The Parent's debt is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

(b) Short-Term Debt
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective June 13, 2011 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending parties. This Line of Credit provides the Parent an additional source of short-term liquidity, if needed. The interest rate on our Line of Credit varies and is based on the Parent's debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility as of December 31, 2012 or at any time during 2012.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flow for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, in 2012 the Company retrospectively changed its method of accounting for insurance contract acquisition costs due to the adoption of ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selective Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
February 21, 2013

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2012	2011
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $594,661 – 2012; $758,043 – 2011)	$554,069	712,348
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,130,683 – 2012; $2,766,856 – 2011)	3,296,013	2,897,373
Equity securities, available-for-sale – at fair value (cost of: $132,441 – 2012; $143,826 – 2011)	151,382	157,355
Short-term investments (at cost which approximates fair value)	214,479	217,044
Other investments	114,076	128,301
Total investments (Note 5)	4,330,019	4,112,421
Cash	210	762
Interest and dividends due or accrued	35,984	35,842
Premiums receivable, net of allowance for uncollectible accounts of: $3,906– 2012; $3,768 – 2011	484,388	466,294
Reinsurance recoverable, net (Note 8)	1,421,109	561,855
Prepaid reinsurance premiums (Note 8)	132,637	147,686
Current federal income tax (Note 14)	2,569	731
Deferred federal income tax (Note 14)	119,136	119,486
Property and equipment – at cost, net of accumulated depreciation and amortization of: $169,428 – 2012; $160,294 – 2011	47,131	43,947
Deferred policy acquisition costs (Note 3)	155,523	135,761
Goodwill (Note 11)	7,849	7,849
Other assets	57,661	52,835
Total assets	$6,794,216	5,685,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$4,068,941	3,144,924
Unearned premiums	974,706	906,991
Notes payable (Note 10)	307,387	307,360
Accrued salaries and benefits	152,396	119,297
Other liabilities	200,194	148,569
Total liabilities	$5,703,624	4,627,141

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000 (Note 6)
Issued: 98,194,224 – 2012; 97,246,711 – 2011	196,388	194,494
Additional paid-in capital	270,654	257,370
Retained earnings	1,125,154	1,116,319
Accumulated other comprehensive income (Note 6)	54,040	42,294
Treasury stock – at cost (shares: 43,030,776 – 2012; 42,836,201 – 2011)	(555,644)	(552,149)
Total stockholders’ equity (Note 6)	1,090,592	1,058,328
Commitments and contingencies (Notes 18 and 19)
Total liabilities and stockholders’ equity	$6,794,216	5,685,469

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2012	2011	2010
Revenues:
Net premiums earned	$1,584,119	1,439,313	1,416,598
Net investment income earned	131,877	147,443	145,708
Net realized gains (losses):
Net realized investment gains	13,252	15,426	10,575
Other-than-temporary impairments	(1,711)	(11,998)	(16,225)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(2,553)	(1,188)	(1,433)
Total net realized gains (losses)	8,988	2,240	(7,083)
Other income	9,118	8,479	9,398
Total revenues	1,734,102	1,597,475	1,564,621

Expenses:
Losses and loss expenses incurred	1,120,990	1,074,987	982,118
Policy acquisition costs	526,143	466,404	455,852
Interest expense	18,872	18,259	18,616
Other expenses	30,462	26,425	23,886
Total expenses	1,696,467	1,586,075	1,480,472

Income from continuing operations, before federal income tax	37,635	11,400	84,149

Federal income tax (benefit) expense:
Current	5,647	(228)	5,323
Deferred	(5,975)	(11,055)	8,080
Total federal income tax (benefit) expense	(328)	(11,283)	13,403

Net income from continuing operations	37,963	22,683	70,746

Loss on disposal of discontinued operations, net of tax of $(350) – 2011; and $(2,035) – 2010	—	(650)	(3,780)

Net income	$37,963	22,033	66,966

Earnings per share:
Basic net income from continuing operations	$0.69	0.42	1.33
Basic net loss from discontinued operations	—	(0.01)	(0.07)
Basic net income	$0.69	0.41	1.26

Diluted net income from continuing operations	$0.68	0.41	1.30
Diluted net loss from discontinued operations	—	(0.01)	(0.07)
Diluted net income	$0.68	0.40	1.23

Dividends to stockholders	$0.52	0.52	0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2012	2011	2010
Net income	$37,963	22,033	66,966

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	30,937	45,592	29,018
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income	1,842	1,093	3,416
Amortization of net unrealized gains on held-to-maturity securities	(847)	(2,013)	(7,610)
Less: reclassification adjustment for gains included in net income	(6,852)	(1,292)	(295)
Total unrealized gains on investment securities	25,080	43,380	24,529

Defined benefit pension and post-retirement plans:
Net actuarial loss	(17,268)	(10,919)	(7,829)
Amortization of net actuarial loss included in net income	3,837	2,712	2,687
Amortization of prior service cost included in net income	97	97	97
Total defined benefit pension and post-retirement plans	(13,334)	(8,110)	(5,045)
Other comprehensive income	11,746	35,270	19,484
Comprehensive income	49,709	57,303	86,450

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2012	2011	2010
Common stock:
Beginning of year	$194,494	192,725	191,646
Dividend reinvestment plan (shares: 90,110 – 2012; 100,383 – 2011; 106,437 – 2010)	180	201	213
Stock purchase and compensation plans (shares: 857,403 – 2012; 783,661 – 2011; 433,271 – 2010)	1,714	1,568	866
End of year	196,388	194,494	192,725

Additional paid-in capital:
Beginning of year	257,370	244,613	231,933
Dividend reinvestment plan	1,419	1,417	1,465
Stock purchase and compensation plans	11,865	11,340	11,215
End of year	270,654	257,370	244,613

Retained earnings:
Beginning of year	1,116,319	1,123,087	1,138,978
Add: Adjustment for the cumulative effect on prior years of applying retroactively the new method of accounting for deferred policy acquisition costs (Note 3)	—	—	(54,493)
Balance at beginning of year, as adjusted	1,116,319	1,123,087	1,084,485
Net income	37,963	22,033	66,966
Dividends to stockholders ($0.52 per share – 2012, 2011, and 2010)	(29,128)	(28,801)	(28,364)
End of year	1,125,154	1,116,319	1,123,087

Accumulated other comprehensive income (loss):
Beginning of year	42,294	7,024	(12,460)
Other comprehensive income	11,746	35,270	19,484
End of year	54,040	42,294	7,024

Treasury stock:
Beginning of year	(552,149)	(549,408)	(547,722)
Acquisition of treasury stock (shares: 194,575 – 2012; 149,997 – 2011; 107,425 – 2010)	(3,495)	(2,741)	(1,686)
End of year	(555,644)	(552,149)	(549,408)
Total stockholders’ equity	$1,090,592	1,058,328	1,018,041

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow
December 31,
($ in thousands)	2012	2011	2010
Operating Activities
Net Income	$37,963	22,033	66,966

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,693	34,645	31,770
Loss on disposal of discontinued operations	—	650	3,780
Stock-based compensation expense	6,939	7,422	8,017
Undistributed (income) losses of equity method investments	1,651	(323)	(8,712)
Net realized (gains) losses	(8,988)	(2,240)	7,083

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	64,763	56,905	41,526
Increase (decrease) in unearned premiums, net of prepaid reinsurance and advance premiums	82,777	46,334	(26,661)
(Increase) decrease in net federal income taxes	(7,812)	372	16,577
(Increase) decrease in premiums receivable	(18,094)	(45,116)	32,472
(Increase) decrease in deferred policy acquisition costs	(19,762)	(7,777)	6,781
Decrease (increase) in interest and dividends due or accrued	468	633	(2,361)
Increase (decrease) in accrued salaries and benefits	6,533	1,521	(14,913)
Increase (decrease) in accrued insurance expenses	8,831	(636)	(4,470)
Other-net	32,737	8,534	1,330
Net adjustments	188,736	100,924	92,219
Net cash provided by operating activities	226,699	122,957	159,185

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(884,911)	(487,813)	(1,007,679)
Purchase of equity securities, available-for-sale	(83,833)	(150,551)	(71,192)
Purchase of other investments	(12,990)	(16,033)	(20,673)
Purchase of short-term investments	(1,735,691)	(1,448,782)	(1,741,738)
Purchase of subsidiary, net of cash acquired	255	(51,728)	—
Sale of subsidiary	751	1,152	978
Sale of fixed maturity securities, available-for-sale	103,572	146,435	190,438
Sale of short-term investments	1,738,255	1,433,441	1,794,434
Redemption and maturities of fixed maturity securities, held-to-maturity	118,260	177,350	319,835
Redemption and maturities of fixed maturity securities, available-for-sale	439,957	162,796	298,171
Sale of equity securities, available-for-sale	101,740	60,071	98,015
Distributions from other investments	24,801	25,622	22,406
Sale of other investments	1	16,357	—
Purchase of property, equipment, and other assets	(12,879)	(11,824)	(6,522)
Net cash used in investing activities	(202,712)	(143,507)	(123,527)

Financing Activities
Dividends to stockholders	(26,944)	(26,513)	(26,056)
Acquisition of treasury stock	(3,495)	(2,741)	(1,686)
Principal payment of notes payable	—	—	(12,300)
Proceeds from borrowings	—	45,000	—
Net proceeds from stock purchase and compensation plans	4,840	5,011	4,962
Excess tax benefits (expense) from share-based payment arrangements	1,060	(90)	(744)
Net cash (used in) provided by financing activities	(24,539)	20,667	(35,824)
Net (decrease) increase in cash	(552)	117	(166)
Cash, beginning of year	762	645	811
Cash, end of year	$210	762	645

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

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

We classify our business into three operating segments:

•
Our Standard Insurance Operations segment, which is comprised of both commercial lines ("Commercial Lines") and personal lines ("Personal Lines") business, sells property and casualty insurance products and services in the standard market, including flood insurance through the National Flood Insurance Program's ("NFIPs") write-your-own ("WYO") program;

•
Our E&S Insurance Operations segment, which is comprised of Commercial Lines property and casualty insurance products and services that are unavailable in the standard market due to the market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•	Our Investments segment, which invests the premiums collected by our Standard and E&S Insurance Operations.

These segments reflect a change from our historical segments of Insurance Operations and Investments. This change resulted from the acquisitions that we made in 2011 related to our E&S business. See Note 12. "Business Combinations" for information regarding these acquisitions. As our E&S segment currently meets the quantitative threshold for separate reporting, our revised segments are reflected throughout this report for all periods presented.

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

(c) Reclassifications
Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

(d) Investments
Fixed maturity securities may include bonds, redeemable preferred stocks, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). Fixed maturity securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed maturity securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of MBS are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based upon historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The carrying value of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturity securities classified as AFS, net of tax, are included in accumulated other comprehensive income (loss) ("AOCI").

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

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Also included in realized gains and losses are the other than temporary impairment ("OTTI") charges recognized in earnings, which are discussed below.

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

•
The fair value of the receivable for proceeds related to the 2009 sale of Selective HR is estimated using a discounted cash flow analysis, which includes our judgment regarding future worksite life generation and retention assumptions. These assumptions are derived based on our historical experience modified to reflect current and anticipated future trends. Proceeds related to the sale are scheduled to be received over a 10-year period based on the ability of the purchaser to retain and generate new worksite lives though our independent retail agency distribution channel. We have concluded that these proceeds are not directly related to the operations of Selective HR since we have no continuing involvement with the operations of this company and have no continuing cash flows other than these proceeds. This receivable is classified as Level 3 in the fair value hierarchy.

Liabilities
The techniques used to value our notes payable are as follows:

•	The fair values of the 6.70% Senior Notes due November 1, 2035 and the 7.50% Junior Subordinated Notes due September 27, 2066, are based on quoted market prices.

•	The fair value of the 7.25% Senior Notes due November 15, 2034 is based on a market using matrix pricing models prepared by external pricing services.

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

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the Financial Statements based on the fair value of both equity and liability awards. The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period. Both the fair value of equity and liability awards is recognized over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period.

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

(j) Deferred Policy Acquisition Costs
Deferred policy acquisition costs are limited to costs directly related to the successful acquisition of insurance contracts.  Costs meeting this definition typically include, among other things, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  These costs are deferred and amortized over the life of the contracts.
Accounting guidance requires a premium deficiency analysis to be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts.  We currently perform two premium deficiency analyses, one for Standard Insurance Operations and one for E&S Insurance Operations, considering the following:

•
Our marketing efforts for all of our product lines within our Standard Insurance Operations revolve around independent retail agencies and their touch points with our shared customers, the policyholders, while our E&S Insurance Operations revolve around our wholesale general agents.

•
We service our Standard Insurance Operations' agency distribution channel through our field model, which includes AMSs, safety management specialists, CMSs, and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency. For our E&S Insurance Operations, we use external adjusters to service claims on behalf of our customers.

•
We measure the profitability of our business for the Standard and E&S Insurance Operations separately, which is evident in, among other items, the structure of our incentive compensation programs. We measure the profitability and calculate the compensation of our independent retail agents based on the results of our Standard Insurance Operations and we measure the profitability and calculate the compensation of our wholesale general agents based on the results of our E&S Insurance Operations Segment.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses for our Standard Insurance Operations and E&S Insurance Operations segments did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the calculation date on September 30, were 3.1% for 2012, 4.0% for 2011, and 3.6% for 2010. Deferred policy acquisition costs amortized to expense were $298.5 million for 2012, $266.1 million for 2011, and $276.9 million for 2010.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if a quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for the purposes of these analyses, if appropriate.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves and reserves for claims incurred but not yet reported ("IBNR"). Case reserves result from claims that have been reported to our ten insurance subsidiaries which are collectively referred to as the "Insurance Subsidiaries" and are estimated for the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss expense reserves in establishing IBNR.

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

By using both individual estimates of reported claims and generally accepted actuarial reserving techniques, we estimate the ultimate net liability for losses and loss expenses. While the ultimate actual liability may be higher or lower than reserves established, we believe the reserves make a reasonable provision, in the aggregate, for all unpaid losses and loss expenses incurred. Any changes in the liability estimate may be material to the results of operations in future periods. We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods; however, our loss and loss expense reserves include anticipated recoveries for salvage and subrogation claims.

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

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.

Note 3. Adoption of Accounting Pronouncements
In October 2010, the FASB issued ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This includes, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We adopted this guidance on January 1, 2012, with retrospective application and, as such, all historical data in this Form 10-K has been restated to reflect the revised guidance.
The following tables provide select restated financial information:

Balance Sheet Information
December 31,	2011
($ in thousands)	As Originally Reported	As Restated
Deferred policy acquisition costs	214,069	135,761
Total assets	5,736,369	5,685,469
Stockholders' equity	1,109,228	1,058,328
Book value per share	20.39	19.45

Income Statement Information
Year ended December 31,	2011		2010
($ in thousands, except per share amounts)	As Originally Reported	As Restated	As Originally Reported	As Restated
Policy acquisition costs	469,739	466,404	458,045	455,852
Income from continuing operations, before federal income taxes	8,065	11,400	81,956	84,149
Net income	19,865	22,033	65,541	66,966
Net income per share:
Basic	0.37	0.41	1.23	1.26
Diluted	0.36	0.40	1.20	1.23

Other Information
Year ended December 31,	2011		2010
($ in thousands, except per share amounts)	As Originally Reported	As Restated	As Originally Reported	As Restated
Underwriting loss	(106,919)	(103,584)	(22,167)	(19,974)
Combined ratio	107.4%	107.2	101.6	101.4

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. ASU 2011-05 was effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. Based on an amendment issued in December 2011, companies are not required to present separate line items on the income statement for reclassification adjustments out of accumulated other comprehensive income into net income, as would have been required under the initial ASU. This guidance, which is ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was effective concurrently with ASU 2011-05. We have retroactively restated our Financial Statements in this Form 10-K to comply with the presentation required under this accounting guidance.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 was effective for annual and interim intangible impairment tests performed for fiscal years beginning on, or after, September 15, 2012, and early adoption was permitted. The adoption of this guidance did not impact our financial condition or results of operation.

Pronouncements to be effective in the future
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which adds new disclosure requirements for items reclassified out of AOCI. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component; and (ii) significant items reclassified out of AOCI. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and should be applied prospectively. The adoption of this guidance will not impact our financial condition or results of operation.

Note 4. Statements of Cash Flow
Cash paid or received during the year for interest and federal income taxes was as follows for the years ended December 31, 2012, 2011 and 2010:

($ in thousands)	2012	2011	2010
Cash paid (received) during the period for:
Interest	$18,779	18,207	18,753
Federal income tax	6,421	(10,963)	(2,781)

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2012, 2011 and 2010:

($ in thousands)	2012	2011	2010
AFS securities:
Fixed maturity securities	$165,330	130,517	56,754
Equity securities	18,941	13,529	11,597
Total AFS securities	184,271	144,046	68,351

HTM securities:
Fixed maturity securities	3,926	5,566	14,523
Total HTM securities	3,926	5,566	14,523

Total net unrealized gains	188,197	149,612	82,874
Deferred income tax expense	(65,869)	(52,364)	(29,006)
Net unrealized gains, net of deferred income tax	122,328	97,248	53,868

Increase in net unrealized gains in OCI, net of deferred income tax	$25,080	43,380	24,529

(b) The carrying value, unrecognized holding gains and losses, and fair values of HTM fixed maturity securities were as follows:

December 31, 2012		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	212	5,504	367	—	5,871
Obligations of state and political subdivisions	491,180	6,769	497,949	28,996	(23)	526,922
Corporate securities	38,285	(812)	37,473	4,648	—	42,121
ABS	6,980	(1,052)	5,928	1,170	—	7,098
CMBS	8,406	(1,191)	7,215	5,434	—	12,649
Total HTM fixed maturity securities	$550,143	3,926	554,069	40,615	(23)	594,661

December 31, 2011		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	292	5,584	—	(88)	5,496
Obligations of state and political subdivisions	614,118	11,894	626,012	31,529	(156)	657,385
Corporate securities	64,840	(2,189)	62,651	6,887	—	69,538
ABS	8,077	(1,469)	6,608	1,353	(7)	7,954
CMBS	14,455	(2,962)	11,493	6,177	—	17,670
Total HTM fixed maturity securities	$706,782	5,566	712,348	45,946	(251)	758,043

Unrecognized holding gains/losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.5 years as of December 31, 2012.

During 2012, 10 securities with a carrying value of $32.7 million in a net unrecognized gain position of $2.4 million were reclassified from the HTM category to AFS due to credit rating downgrades that occurred by either Moody’s Investors Service (“Moody’s”), Standard and Poor’s Financial Services (“S&P”), or Fitch Ratings (“Fitch”). These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity. In addition to the transfer activity, redemptions and maturities of HTM securities in 2012 amounted to $118.3 million.

(c) The cost/amortized cost, fair values, and unrealized gains (losses) of AFS securities were as follows:

December 31, 2012
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$241,874	17,219	(1)	259,092
Foreign government	28,813	1,540	(124)	30,229
Obligations of states and political subdivisions	773,953	44,398	(327)	818,024
Corporate securities	1,368,954	81,696	(402)	1,450,248
ABS	126,330	2,319	(9)	128,640
CMBS[1]	133,763	4,572	(1,216)	137,119
RMBS[2]	456,996	15,961	(296)	472,661
AFS fixed maturity securities	3,130,683	167,705	(2,375)	3,296,013
AFS equity securities	132,441	19,400	(459)	151,382
Total AFS securities	$3,263,124	187,105	(2,834)	3,447,395

December 31, 2011
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies[3]	$333,504	20,292	—	353,796
Foreign government	33,687	1,042	(556)	34,173
Obligations of states and political subdivisions	578,214	44,491	(46)	622,659
Corporate securities	1,168,439	50,167	(5,296)	1,213,310
ABS	77,706	1,289	(46)	78,949
CMBS[1]	107,838	6,427	(1,667)	112,598
RMBS[2]	467,468	16,187	(1,767)	481,888
AFS fixed maturity securities	2,766,856	139,895	(9,378)	2,897,373
AFS equity securities	143,826	13,617	(88)	157,355
Total AFS securities	$2,910,682	153,512	(9,466)	3,054,728
1 CMBS includes government guaranteed agency securities with a fair value of $48.9 million at December 31, 2012 and $72.9 million at December 31, 2011.
2 RMBS includes government guaranteed agency securities with a fair value of $91.0 million at December 31, 2012 and $98.2 million at December 31, 2011.
3 U.S. government includes corporate securities fully guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) with a fair value of $76.5 million at December 31, 2011.

Unrealized gains/losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2012 and December 31, 2011, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	$1,218	(33)	29	3,968	(887)	791
Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791

December 31, 2011	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
Foreign government	$8,299	(556)	—	—
Obligations of states and political subdivisions	517	(1)	1,740	(45)
Corporate securities	157,510	(4,415)	14,084	(881)
ABS	15,808	(14)	702	(32)
CMBS	4,822	(48)	14,564	(1,619)
RMBS	29,803	(625)	15,007	(1,142)
Total fixed maturity securities	216,759	(5,659)	46,097	(3,719)
Equity securities	743	(88)	—	—
Subtotal	$217,502	(5,747)	46,097	(3,719)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$7,244	(94)	78	9,419	(519)	324
ABS	—	—	—	2,816	(1,009)	737
CMBS	—	—	—	2,794	(1,447)	761
Subtotal	$7,244	(94)	78	15,029	(2,975)	1,822
Total AFS and HTM	$224,746	(5,841)	78	61,126	(6,694)	1,822
1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
2 Unrecognized holding gains/(losses) represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our unrealized/unrecognized loss positions improved by $7.7 million as of December 31, 2012 compared to last year as follows:

($ in thousands)
December 31, 2012			December 31, 2011
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
100	80% - 99%	$2,701	140	80% - 99%	$10,166
1	60% - 79%	233	—	60% - 79%	—
—	40% - 59%	—	1	40% - 59%	469
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$2,934			$10,635

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K.

At December 31, 2012, we had 101 securities in an aggregate unrealized/unrecognized loss position of $2.9 million, $1.7 million of which have been in a loss position for more than 12 months. Securities that have had non-credit OTTI impairments comprised $0.9 million of the $1.7 million balance. The remainder of the $1.7 million balance is related to securities that were on average 5% impaired compared to their amortized cost.

At December 31, 2011, we had 141 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, $4.9 million of which have been in a loss position for more than 12 months. Non-credit OTTI impairments comprised $2.1 million of the $4.9 million, with the remainder related to securities that were on average 6% impaired compared to their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of December 31, 2012. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future period.

(e) Fixed-maturity securities at December 31, 2012, by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below is a summary of HTM fixed maturity securities at December 31, 2012:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$103,671	108,524
Due after one year through five years	399,560	428,480
Due after five years through 10 years	44,255	49,635
Due after 10 years	6,583	8,022
Total HTM fixed maturity securities	$554,069	594,661

Listed below is a summary of AFS fixed maturity securities at December 31, 2012:

($ in thousands)	Fair Value
Due in one year or less	$359,291
Due after one year through five years	1,875,834
Due after five years through 10 years	1,026,073
Due after 10 years	34,815
Total AFS fixed maturity securities	$3,296,013

(f) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2012
	December 31,	December 31,	Remaining
($ in thousands)	2012	2011	Commitment
Alternative Investments
Secondary private equity	$28,032	30,114	7,592
Energy/power generation	18,640	25,913	8,692
Private equity	18,344	21,736	4,594
Distressed debt	12,728	16,953	2,916
Mezzanine financing	12,692	8,817	21,333
Real estate	11,751	13,767	10,381
Venture capital	7,477	7,248	400
Total alternative investments	109,664	124,548	55,908
Other securities	4,412	3,753	982
Total other investments	$114,076	128,301	56,890

The following is a description of our alternative investment strategies:

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

The fund of funds component of our distressed debt strategy, which makes up approximately $7.8 million of our distressed debt strategy, encompasses a number of strategies that generally fall into one of the following broad categories:

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

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

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

Balance Sheet Information
September 30,
($ in millions)	2012	2011
Investments	$12,214	13,553
Total assets	12,912	14,253
Total liabilities	657	1,105
Partners’ capital	12,255	13,148

Income Statement Information
12 months ended September 30,
($ in millions)	2012	2011	2010
Net investment income	$226	564	563
Realized gains (losses)	1,015	893	(358)
Net change in unrealized (depreciation) appreciation	(100)	1,485	2,250
Net income	$1,141	2,942	2,455

Insurance Subsidiaries' other investments income	9	21	20

(g) At December 31, 2012, we had 32 fixed maturity securities, with a carrying value of $59.3 million, that were pledged as collateral for our outstanding borrowing of $58 million with the FHLBI. This outstanding borrowing is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

In addition, certain bonds with a carrying value of $23.3 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our HTM fixed maturity securities portfolio.

(h) The components of net investment income earned were as follows:

($ in thousands)	2012	2011	2010
Fixed maturity securities	$124,687	129,710	130,990
Equity securities, dividend income	6,215	4,535	2,238
Short-term investments	151	160	437
Other investments	8,996	20,539	20,313
Miscellaneous income	—	133	139
Investment expenses	(8,172)	(7,634)	(8,409)
Net investment income earned	$131,877	147,443	145,708

The $15.6 million decrease in investment income before tax when compared to the prior year was primarily attributable to a decrease in income of $10.3 million from alternative investments within our other investments portfolio. This decrease in alternative investment income was primarily in the energy and private equity sectors, including the secondary markets. Fixed maturity securities income also decreased by $5.0 million, mainly due to lower reinvestment yields in 2012 when compared to 2011. In 2012, bonds that matured or were sold, valued at $658.3 million, had yields that averaged 3.7%, pre-tax, while new purchases of $892.6 million had an average yield of 2.2%.

While net investment income remained relatively flat in 2011 compared to 2010, its components reflect increased dividend income from the high dividend yield equities strategy that we implemented during 2011 partially offset by lower yields on our fixed maturity securities. In 2011, bonds that matured or were sold, valued at $481.9 million, had yields that averaged 3.8%, pre-tax, while new purchases of $490.8 million had an average yield of 2.7%.

(i) The following tables summarize OTTI by asset type for the periods indicated:

2012			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
ABS	$98	—	98
CMBS	(1,525)	(2,335)	810
RMBS	(35)	(218)	183
Total fixed maturity securities	(1,462)	(2,553)	1,091
Equity securities	3,173	—	3,173
OTTI losses	$1,711	(2,553)	4,264

2011			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$17	—	17
Corporate securities	244	—	244
ABS	175	(546)	721
CMBS	(149)	(843)	694
RMBS	346	201	145
Total fixed maturity securities	633	(1,188)	1,821
Equity securities	11,365	—	11,365
OTTI losses	$11,998	(1,188)	13,186

2010			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
Fixed maturity securities
Obligations of state and political subdivisions	$197	—	197
ABS	(20)	(179)	159
CMBS	5,552	(863)	6,415
RMBS	7,953	(391)	8,344
Total fixed maturity securities	13,682	(1,433)	15,115
Equity securities	2,543	—	2,543
OTTI losses	$16,225	(1,433)	17,658

OTTI losses in 2012 and 2011 were primarily comprised of charges on our equity portfolio. In 2012, $1.0 million related to securities that we do not believe will recover in the near term and $2.2 million related to securities for which we had the intent to sell. In 2011, $8.5 million related to securities that we do not believe will recover in the near term and $2.9 million related to securities for which we had the intent to sell.

OTTI charges in 2010 were compromised of the following:

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

The following table sets forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	2012	2011	2010
Balance, beginning of year	$6,602	17,723	22,189
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	—	—	—
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—	2,326
Reductions for securities sold during the period	—	—	(2,990)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	(11,672)	(8,143)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	875	551	4,341
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—	—
Balance, end of year	$7,477	6,602	17,723

(j) The components of net realized gains (losses), excluding OTTI charges, were as follows:

($ in thousands)	2012	2011	2010
HTM fixed maturity securities
Gains	$194	4	569
Losses	(217)	(564)	(894)
AFS fixed maturity securities
Gains	4,452	9,385	8,161
Losses	(472)	(70)	(7,619)
AFS equity securities
Gains	10,901	6,671	16,698
Losses	(1,205)	—	(1,156)
Short-term investments
Losses	(2)	—	—
Other investments
Gains	1	—	—
Losses	(400)	—	(5,184)
Total other net realized investment gains	13,252	15,426	10,575
Total OTTI charges recognized in earnings	(4,264)	(13,186)	(17,658)
Total net realized gains (losses)	$8,988	2,240	(7,083)
Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $205.3 million in 2012, $206.5 million during 2011, and $288.5 million during 2010. Net realized gains in 2012, excluding OTTI charges, were driven by: (i) calls and maturities; and (ii) the sale of AFS equity securities related to reallocations within the high-dividend yield portfolio.

Net realized gains in 2011, excluding OTTI charges, were driven by: (i) calls and maturities; (ii) the sale of AFS fixed maturity securities, primarily corporate, municipal, and government holdings; and (iii) the sale of AFS equity securities to facilitate the reallocation of the equity portfolio to a high-dividend yield strategy.

Realized gains in 2010 were driven by: (i) the sale of energy-focused AFS equity securities to mitigate portfolio risk and sector exposure; and (ii) the sale of AFS fixed maturity and equity securities associated with tax planning strategies. These gains were largely offset by realized losses on certain AFS fixed maturity securities that we sold in the second quarter of 2010 following an initial review of the portfolio by our investment managers who were put in place in 2010. The managers’ sale recommendations were due to ongoing credit concerns of the underlying investments coupled with strategically positioning the portfolio to generate maximum yield while balancing risk objectives. Realized losses in our other investment portfolio was due to the fourth quarter 2010 sale of certain limited partnerships in the secondary market, which reduced our exposure in the mezzanine financing, private equity, secondary private equity, and real estate sectors of our alternative investment portfolio.

Note 6. Stockholders’ Equity and Comprehensive Income

(a)	Stockholders’ Equity
As of December 31, 2012, we had 11.5 million shares reserved for various stock compensation and purchase plans, retirement plans and dividend reinvestment plans. As a convenience to our employees and directors, we repurchase the Parent’s stock from time-to-time in conjunction with our stock-based compensation plans, although we have not had an authorized stock repurchase program since July 26, 2009. The following table provides information regarding the purchase of the Parent’s common stock during the 2010 through 2012 reporting periods:

($ in thousands)
Period	Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises	Cost of Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises
2012	194,575	$3,495
2011	149,997	2,741
2010	107,425	1,686

Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. See Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for information regarding these dividend restrictions.

(b) The components of comprehensive income, both gross and net of tax, for 2012, 2011, and 2010 were as follows:

2012
($ in thousands)	Gross	Tax	Net
Net income	$37,635	(328)	37,963
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	47,594	16,657	30,937
Portion of OTTI recognized in OCI	2,834	992	1,842
Amortization of net unrealized gains on HTM securities	(1,303)	(456)	(847)
Reclassification adjustment for gains included in net income	(10,541)	(3,689)	(6,852)
Net unrealized gains	38,584	13,504	25,080
Defined benefit pension and post-retirement plans:
Net actuarial loss	(26,566)	(9,298)	(17,268)
Reversal of amortization items:
Net actuarial loss	5,903	2,066	3,837
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(20,513)	(7,179)	(13,334)
Comprehensive income	$55,706	5,997	49,709

2011
($ in thousands)	Gross	Tax	Net
Net income	$10,400	(11,633)	22,033
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	70,140	24,548	45,592
Portion of OTTI recognized in OCI	1,682	589	1,093
Amortization of net unrealized gains on HTM securities	(3,097)	(1,084)	(2,013)
Reclassification adjustment for gains included in net income	(1,987)	(695)	(1,292)
Net unrealized gains	66,738	23,358	43,380
Defined benefit pension and post-retirement plans:
Net actuarial loss	(16,799)	(5,880)	(10,919)
Reversal of amortization items:
Net actuarial loss	4,172	1,460	2,712
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(12,477)	(4,367)	(8,110)
Comprehensive income	$64,661	7,358	57,303

2010
($ in thousands)	Gross	Tax	Net
Net income	$78,334	11,368	66,966
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	44,643	15,625	29,018
Portion of OTTI recognized in OCI	5,256	1,840	3,416
Amortization of net unrealized gains on HTM securities	(11,708)	(4,098)	(7,610)
Reclassification adjustment for gains included in net income	(454)	(159)	(295)
Net unrealized gains	37,737	13,208	24,529
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,045)	(4,216)	(7,829)
Reversal of amortization items:
Net actuarial loss	4,134	1,447	2,687
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(7,761)	(2,716)	(5,045)
Comprehensive income	$108,310	21,860	86,450

(c) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2012 and 2011 were as follows:

	Net Unrealized (Loss) Gain
($ in thousands)	OTTI Related	HTM Related	All Other	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2010	$(4,593)	11,144	47,316	(46,843)	7,024
Changes in component during period	1,093	(6,522)	48,809	(8,110)	35,270
Balance, December 31, 2011	(3,500)	4,622	96,125	(54,953)	42,294
Changes in component during period	1,842	(2,028)	25,266	(13,334)	11,746
Balance, December 31, 2012	$(1,658)	2,594	121,391	(68,287)	54,040

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$554,069	594,661	712,348	758,043
AFS	3,296,013	3,296,013	2,897,373	2,897,373
Equity securities, AFS	151,382	151,382	157,355	157,355
Short-term investments	214,479	214,479	217,044	217,044
Receivable for proceeds related to sale of Selective HR ("Selective HR")	2,705	2,705	3,212	3,212
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,595	13,000	13,759
1.25% borrowings from FHLBI	45,000	45,590	45,000	44,629
7.50% Junior Notes	100,000	101,480	100,000	100,360
6.70% Senior Notes	99,475	107,707	99,452	113,195
7.25% Senior Notes	49,912	52,689	49,908	51,111
Total notes payable	$307,387	321,061	307,360	323,054

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2012 and 2011:

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies	$259,092	115,861	123,442	19,789
Foreign government	30,229	—	30,229	—
Obligations of states and political subdivisions	818,024	—	818,024	—
Corporate securities	1,450,247	—	1,447,301	2,946
ABS	128,640	—	122,572	6,068
CMBS	137,119	—	129,957	7,162
RMBS	472,662	—	472,662	—
Total AFS fixed maturity securities	3,296,013	115,861	3,144,187	35,965
Equity securities	151,382	147,775	—	3,607
Short-term investments	214,479	214,479	—	—
Receivable for proceeds related to sale of Selective HR	2,705	—	—	2,705
Total assets	$3,664,579	478,115	3,144,187	42,277

December 31, 2011		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/11	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
U.S. government and government agencies[2]	$353,796	126,475	205,580	21,741
Foreign government	34,173	—	34,173	—
Obligations of states and political subdivisions	622,659	—	622,659	—
Corporate securities	1,213,310	—	1,210,707	2,603
ABS	78,949	—	78,949	—
CMBS	112,598	—	112,244	354
RMBS	481,888	—	481,888	—
Total AFS fixed maturity securities	2,897,373	126,475	2,746,200	24,698
Equity securities	157,355	157,355	—	—
Short-term investments	217,044	217,044	—	—
Receivable for proceeds related to sale of Selective HR	3,212	—	—	3,212
Total assets	$3,274,984	500,874	2,746,200	27,910
1 There were no transfers of securities between Level 1 and Level 2.
2 U.S. government includes corporate securities fully guaranteed by the FDIC.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the year ended December 31, 2012:

2012
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2011	$21,741	2,603	—	354	—	3,212	27,910
Total net (losses) gains for the period included in:
OCI[1]	(22)	185	68	858	—	—	1,089
Net income[2,3]	(193)	—	—	(51)	—	244	—
Purchases	—	—	7,300	5,611	—	—	12,911
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,737)	(630)	—	(624)	—	(751)	(3,742)
Transfers into Level 3	—	788	—	8,247	3,607	—	12,642
Transfers out of Level 3	—	—	(1,300)	(7,233)	—	—	(8,533)
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
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
As discussed in Note 2. "Summary of Significant Accounting Policies," in this Form 10-K, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes, which we review for reasonableness. In 2012, fixed maturity securities with an aggregate fair value of $36.0 million were measured using Level 3 inputs. This amount includes securities with a fair value of $9.0 million that were transferred into Level 3 during the year. These transfers were primarily related to securities that had been previously priced using Level 2 inputs, but due to the availability and nature of the pricing used at the valuation dates, are priced using Level 3 inputs at December 31, 2012. In addition, a portion of these transfers relate to securities that had previously been classified as HTM, and therefore not measured at fair value, for which available pricing at December 31, 2012 used Level 3 inputs. In addition, securities with a fair value of $8.5 million were transfered out of level 3 due to the current availability of level 2 pricing at December 31, 2012 that was not available previously.

Equity securities with a fair value of $3.6 million were transferred into Level 3 during 2012, driven primarily by the nature of the quotes used at the valuation date. We review the fair values received on these non-publicly traded equity securities for reasonableness.
The remaining measurement using Level 3 inputs relates to the receivable from the sale of Selective HR. This security is measured using unobservable inputs, the most significant of which is our assumption regarding the retention of business. If this assumption were to change by +/- 10%, the value of the receivable would increase/decrease by approximately $0.1 million.
The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for December 31, 2011:

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
3 Amounts are reported in either “Loss on disposal of discontinued operations, net of tax” or “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income.  Amounts in “Loss on disposal of discontinued operations, net of tax” related to charges to reduce the fair value of our receivable, and amounts in “Other income” related to interest accretion on the receivable.

The transfers of the government and corporate securities into Level 3 classification at December 31, 2011 were primarily the result of broker-priced securities being transferred from an HTM to an AFS designation in 2011.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at December 31, 2012:

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,871	—	5,871	—
Obligations of states and political subdivisions	526,922	—	526,922	—
Corporate securities	42,121	—	37,289	4,832
ABS	7,097	—	5,698	1,399
CMBS	12,650	—	12,650	—
Total HTM fixed maturity securities	$594,661	—	588,430	6,231
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,595	—	13,595	—
1.25% borrowings from FHLBI	45,590	—	45,590	—
7.50% Junior Notes	101,480	101,480	—	—
6.70% Senior Notes	107,707	107,707	—	—
7.25% Senior Notes	52,689	—	52,689	—
Total notes payable	$321,061	209,187	111,874	—

Note 8. Reinsurance
Our Financial Statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are prepared to accept.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $4.8 million at December 31, 2012 and $3.9 million at December 31, 2011.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2012		As of December 31, 2011
($ in thousands)	Reinsurance Balances	% of Net Unsecured Reinsurance	Reinsurance Balances	% of Net Unsecured Reinsurance
Total reinsurance recoverables	$1,421,109		$561,855
Total prepaid reinsurance premiums	132,637		147,686
Less: collateral[1]	(139,335)		(146,364)
Net unsecured reinsurance balances	1,414,411		563,177

Federal and state pools[2]:
National Flood Insurance Program (“NFIP”)	1,028,685	73	267,600	48
NJ Unsatisfied Claim Judgment Fund	68,655	5	69,179	12
Other	5,749	—	4,235	1
Total federal and state pools	1,103,089	78	341,014	61

Remaining unsecured reinsurance	311,322	22	222,163	39

Munich Re Group (A.M. Best rated “A+”)	66,283	5	42,064	7
Hannover Ruckversicherungs AG (A.M. Best rated “A+”)	60,358	4	50,718	9
Swiss Re Group (A.M. Best rated “A+”)	52,189	4	30,330	5
AXIS Reinsurance Company (A.M. Best rated “A”)	35,064	3	26,172	5
Partner Reinsurance Company of the U.S.(A.M. Best rated “A+”)	20,074	1	19,105	3
All other reinsurers	77,354	5	53,774	10
Total	$311,322	22%	$222,163	39
 1 Includes letters of credit, trust funds, and funds withheld.
2 Considered to have minimal risk of default.
Note: Some amounts may not foot due to rounding.

The increase in the reinsurance recoverable balance as of December 31, 2012, is driven by the following related to Hurricane Sandy: (i) a recoverable balance on paid and unpaid claims of $68.4 million under our catastrophe excess of loss treaty; and (ii) a recoverable balance on unpaid NFIP flood claims of $839.1 million, which is 100% ceded to the federal government. There is no outstanding reinsurance recoverable balance on paid flood claims as we are required to make payment on these claims only after funding is received from the federal government. As of February 15, 2013, our reinsurance recoverable balances related to Hurricane Sandy were $29.9 million under our catastrophe excess of loss treaty and $621.1 million from the NFIP.

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2012	2011	2010
Premiums written:
Direct	$1,955,667	1,725,393	1,634,415
Assumed	50,938	51,515	25,254
Ceded	(339,722)	(291,559)	(269,128)
Net	$1,666,883	1,485,349	1,390,541

Premiums earned:
Direct	$1,873,007	1,693,021	1,654,301
Assumed	65,884	29,011	26,619
Ceded	(354,772)	(282,719)	(264,322)
Net	$1,584,119	1,439,313	1,416,598

Losses and loss expenses incurred:
Direct	$2,394,640	1,499,340	1,102,326
Assumed	29,175	20,788	14,994
Ceded	(1,302,825)	(445,141)	(135,202)
Net	$1,120,990	1,074,987	982,118

Direct premium written ("DPW") increases in 2012 were attributable to higher new business primarily attributable to our newly acquired E&S business and higher renewal premiums reflecting increases in renewal pure price in our Standard Insurance Operations. Direct premium earned increases in 2012 were consistent with the fluctuation in DPW for 2012 compared to 2011. Assumed premiums written remained relatively flat in 2012 compared to 2011 while assumed premiums earned increased over the same period. Assumed premiums written include our E&S business that was written through a fronting arrangement from August of 2011 until April of 2012, at which point our recently-acquired Insurance Subsidiary, MUSIC, became the direct writer of this business. The increase in assumed premiums earned over this same period reflects the timing of our E&S acquisitions. The timing of our E&S acquisitions also drove the increase in assumed premiums written in 2011 compared to 2010 as we began writing this business on an assumed basis in August of 2011.

Direct losses and loss expenses were significantly impacted in 2012 by Hurricane Sandy as follows: (i) $136.0 million in gross losses, of which $89.4 million were covered under our catastrophe excess of loss treaty, resulting in a net impact of $46.6 million; and (ii) $1 billion in gross flood losses that are 100% ceded to the federal government, resulting in no net loss to us. Catastrophe losses in 2011 were driven by more than 20 storms that year, the most significant of which was Hurricane Irene. Irene generated: (i) $46.5 million in gross losses, of which $6.9 million were covered under our catastrophe excess of loss treaty, resulting in a net impact of $39.6 million; and (ii) $177.0 million in gross flood losses that were 100% ceded to the federal government. Partially offsetting these direct losses were flood claims handling fees of $18.3 million in 2012 and $7.1 million in 2011 primarily related to Hurricane Sandy and Hurricane Irene, respectively.
The ceded premiums and losses related to our involvement with the NFIP, in which all of our Flood premiums, losses and loss expenses are ceded to the NFIP, are as follows:

($ in thousands)	2012	2011	2010
Ceded premiums written	$(221,094)	(206,711)	(190,964)
Ceded premiums earned	(212,177)	(198,153)	(184,833)
Ceded losses and loss expenses incurred	(1,119,303)	(352,619)	(60,479)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2012	2011	2010
Gross reserves for losses and loss expenses, at beginning of year	$3,144,924	2,830,058	2,745,799
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	549,490	313,739	271,610
Net reserves for losses and loss expenses, at beginning of year	2,595,434	2,516,319	2,474,189
Incurred losses and loss expenses for claims occurring in the:
Current year	1,146,591	1,113,733	1,025,707
Prior years	(25,601)	(38,746)	(43,589)
Total incurred losses and loss expenses	1,120,990	1,074,987	982,118
Paid losses and loss expenses for claims occurring in the:
Current year	424,496	440,786	378,650
Prior years	632,742	569,944	561,338
Total paid losses and loss expenses	1,057,238	1,010,730	939,988
Acquisition of MUSIC losses and loss expense reserves	—	14,858	—
Net reserves for losses and loss expenses, at end of year	2,659,186	2,595,434	2,516,319
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of year[1]	1,409,755	549,490	313,739
Gross reserves for losses and loss expenses at end of year	$4,068,941	3,144,924	2,830,058
 1 Includes $44.0 million related to the acquisition of MUSIC at December 31, 2011.

The net losses and loss expense reserves increased by $63.8 million in 2012, $79.1 million in 2011, and $42.1 million in 2010. The losses and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $62.2 million for 2012, $67.6 million for 2011, and $55.0 million for 2010. The changes in the net losses and loss expense reserves were the result of elevated catastrophe losses in 2012, growth in exposures, anticipated loss trends, changes in reinsurance retentions, as well as normal reserve development inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2012 we experienced overall favorable loss development of approximately $26 million as compared to $39 million in 2011 and $44 million in 2010. The following table summarizes the prior year development by line of business:

Favorable/(Unfavorable) Prior Year Development
($ in millions)	2012	2011	2010
General Liability	$(3)	12	26
Commercial Automobile	9	13	28
Workers' Compensation	(2)	(7)	(22)
Business Owners' Policies	9	11	3
Commercial Property	3	6	3
Homeowners	9	4	6
Personal Automobile	—	(1)	(2)
Other	1	1	2
Total	$26	39	44

The 2012 prior year development of $26 million includes $18 million of casualty development and $8 million of property development. The property development was primarily related to the favorable non-catastrophe loss activity that occurred in the first quarter of 2012 mostly in the 2011 accident year. The casualty lines were driven by favorable development in the 2007 through 2009 accident years; partially offset by unfavorable development in accident year 2011. The favorable development was driven by lower than expected severities in all of the major casualty lines, which represents a consistent trend in recent years. The unfavorable development in accident year 2011 was driven by: (i) higher than expected severities in the workers compensation and general liability lines; and (ii) higher than expected frequencies in the commercial auto line. This was partially offset by continued favorable development in the homeowners liability line, due to lower expected severity for this year.

The 2011 prior year development of $39 million includes $30 million of casualty development and $9 million of property development. Overall, the prior year development was driven by accident years 2006, 2008, and 2009, partially offset by the 2010 accident year. The favorable development was driven by the following: (i) premises and operations coverages on our general liability line; (ii) lower frequencies in the commercial automobile line; and (iii) continued favorable reported loss emergence on the liability coverage in our business owners' policy line. The unfavorable development in accident year 2010 was driven by the following: (i) increased severities experienced in our workers compensation line; and (ii) products coverage on our general liability line.

The 2010 prior year favorable development of $44 million includes $39 million of casualty development and $5 million of property development. Overall, the prior year development was driven by accident years 2003 through 2006, partially offset by the 2008 accident year. The favorable development was driven by our premises and operations coverages in our general liability line. The unfavorable development in the 2008 accident year was driven by increases in average severity in our workers compensation line.

Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to environmental claims (for both case and IBNR reserves) resulting from lack of relevant historical data, the delayed and inconsistent reporting patterns associated with these claims, and uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in environmental cases include: the interpretation and application of policy exclusions; the determination and calculation of policy limits; the determination of the ultimate amount of a loss; the extent to which a loss is covered by a policy, if at all; the obligation of an insurer to defend a claim; and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods.

The following table details our losses and loss expense reserves for various asbestos and environmental claims:

	2012
($ in millions)	Gross	Net
Asbestos	$9.2	7.8
Landfill sites	13.0	8.1
Leaking underground storage tanks	13.4	11.9
Total	$35.6	27.8

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to environmental claims because past loss history is not indicative of future potential environmental losses. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions.

The following table provides a roll forward of gross and net environmental incurred losses and loss expenses and related reserves thereon:

	2012		2011		2010
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$8,412	6,586	9,979	8,167	11,056	9,244
Incurred losses and loss expenses	1,696	2,000	2,014	2,000	(338)	(338)
Less: losses and loss expenses paid	(938)	(795)	(3,581)	(3,581)	(739)	(739)
Reserves for losses and loss expenses at the end of year	$9,170	7,791	8,412	6,586	9,979	8,167

Environmental
Reserves for losses and loss expenses at beginning of year	$27,600	21,330	33,630	27,599	35,864	28,803
Incurred losses and loss expenses	1,363	1,000	(4,285)	(4,750)	1,500	2,276
Less: losses and loss expenses paid	(2,558)	(2,352)	(1,745)	(1,519)	(3,734)	(3,480)
Reserves for losses and loss expenses at the end of year	$26,405	19,978	27,600	21,330	33,630	27,599

Total Environmental Claims
Reserves for losses and loss expenses at beginning of year	$36,012	27,916	43,609	35,766	46,920	38,047
Incurred losses and loss expenses	3,059	3,000	(2,271)	(2,750)	1,162	1,938
Less: losses and loss expenses paid	(3,496)	(3,147)	(5,326)	(5,100)	(4,473)	(4,219)
Reserves for losses and loss expenses at the end of year	$35,575	27,769	36,012	27,916	43,609	35,766

Note 10. Indebtedness
(a) Notes Payable
(1) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment was $2.9 million at December 31, 2012 and 2011, respectively. Our investment provides us the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. All borrowings from FHLBI are required to be secured by certain investments.

The following is a summary of the Indiana Subsidiaries’ borrowings from the FHLBI:

•
In 2009, the Indiana Subsidiaries borrowed $13.0 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 2.9% and is paid on the 15th of every month. The principal amount is due on December 15, 2014. These funds were loaned to the Parent to be used for general corporate purposes.

•
In 2011, the Indiana Subsidiaries borrowed $45 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 1.25% and is paid on the 15th of every month. The principal amount is due on December 16, 2016. These funds were loaned to the Parent for use in the acquisition of MUSIC on December 31, 2011.

(2) On September 25, 2006, we issued $100 million aggregate principal amount of 7.5% Junior Subordinated Notes due 2066 ("Junior Notes"). The Junior Notes will pay interest, subject to our right to defer interest payments for up to 10 years, on March 15, June 15, September 15, and December 15 of each year, beginning December 15, 2006, and ending on September 27, 2066. After September 26, 2011, the Junior Notes may be called at any time, in whole or in part, at their aggregate principal amount, together with any accrued and unpaid interest. The net proceeds of $96.8 million from the issuance were used for general corporate purposes. There are no attached financial debt covenants to which we are required to comply in regards to the Junior Notes. As further discussed in Note 22. “Subsequent Events” in this Form 10-K, these Junior Notes will be redeemed in their entirety in 2013.

(3) On November 3, 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of our outstanding debt. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes. There are no attached financial debt covenants to which we are required to comply in regards to these notes.

(4) On November 15, 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. We contributed $25 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no attached financial debt covenants to which we are required to comply in regards to these notes.

(b) Short-Term Debt
Our Line of Credit was renewed effective June 13, 2011, with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), with a borrowing capacity of $30 million. This amount can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. We continue to monitor current news regarding the banking industry, in general, and our lending partners, in particular, as, according to the line of credit agreement, the obligations of the lenders to make loans are several and not joint. The Line of Credit expires on June 14, 2014. There were no balances outstanding under this credit facility as of December 31, 2012 or at any time during 2012.

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

 The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2012	December 31, 2012
Consolidated net worth	$824 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.1 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.3%
A.M. Best financial strength rating	Minimum of A-	A
1 Calculated in accordance with Line of Credit agreement.

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

Note 11. Segment Information
The disaggregated results of our three operating segments are used by senior management to manage our operations. These segments are evaluated based on the following:

•
Our Standard Insurance Operations segment and our E&S Insurance Operations segment are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios; and

•	Our Investments segment is evaluated based on net investment income and net realized gains and losses.

As discussed in Note 1. "Organization" we have revised our reportable segments in 2012 and these revisions are reflected throughout this report for all periods presented.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2012, approximately 23% of net premiums written were related to insurance policies written in New Jersey.

The goodwill balance for our operating segments was $7.8 million at December 31, 2012 and 2011 related to our Standard Insurance Operations segment.

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

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment
Years ended December 31,
($ in thousands)	2012	2011	2010
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$288,010	279,610	291,495
Workers compensation	262,108	259,354	252,441
General liability	373,381	344,682	336,475
Commercial property	202,340	192,989	199,252
Business owners’ policies	68,462	66,225	65,260
Bonds	18,891	18,910	19,243
Other	12,143	9,177	10,116
Total standard Commercial Lines	1,225,335	1,170,947	1,174,282
Personal automobile	152,142	148,824	141,962
Homeowners	113,850	102,764	87,862
Other	13,563	12,864	12,492
Total standard Personal Lines	279,555	264,452	242,316
Total Standard Insurance Operations net premiums earned	1,504,890	1,435,399	1,416,598
Miscellaneous income	8,827	8,069	9,230
Total Standard Insurance Operations revenue	1,513,717	1,443,468	1,425,828
E&S Insurance Operations:
Net premiums earned	79,229	3,914	—
Investments:
Net investment income	131,877	147,443	145,708
Net realized gains (losses) on investments	8,988	2,240	(7,083)
Total investment revenues	140,865	149,683	138,625
Total all segments	1,733,811	1,597,065	1,564,453
Other income	291	410	168
Total revenues from continuing operations	$1,734,102	1,597,475	1,564,621

Income before federal income tax
Years ended December 31,
($ in thousands)	2012	2011	2010
Standard Insurance Operations:
Commercial Lines underwriting (loss) gain	$(40,935)	(49,952)	180
Personal Lines underwriting loss	(3,514)	(46,971)	(20,154)
Total Standard Insurance Operations underwriting loss, before federal income tax	(44,449)	(96,923)	(19,974)
GAAP combined ratio	103.0%	106.8	101.4
Statutory combined ratio	102.5%	106.4	101.6

E&S Insurance Operations:
Underwriting loss	(19,558)	(6,661)	—
GAAP combined ratio	124.7%	270.2	—
Statutory combined ratio	118.8%	131.3	—

Investments:
Net investment income	131,877	147,443	145,708
Net realized gains (losses) on investments	8,988	2,240	(7,083)
Total investment income, before federal income tax	140,865	149,683	138,625

Total all segments	76,858	46,099	118,651
Interest expense	(18,872)	(18,259)	(18,616)
General corporate and other expenses	(20,351)	(16,440)	(15,886)

Income from continuing operations, before federal income tax	$37,635	11,400	84,149

Note 12. Business Combinations
In August 2011, Selective Insurance Company of America ("SICA") purchased the renewal rights to the commercial E&S lines business written under contract binding authority by Alterra Excess & Surplus Insurance Company (“Alterra”). Prior to our acquisition, this business generated gross premiums written of approximately $77 million in 2010. To provide a nationally-licensed platform that allows us to write this business, on December 31, 2011, the Parent purchased MUSIC, a wholly-owned E&S lines subsidiary of Montpelier Re Holdings Ltd. (“Montpelier Re”). Under the terms of the agreement, the Parent acquired all of the issued and outstanding shares of MUSIC’s common stock as of December 31, 2011 for $51.5 million, net of cash acquired.

The following table provides the final purchase price allocation of the assets and liabilities purchased in the MUSIC transaction:

($ in thousands)
ASSETS:		LIABILITIES:
Investments	$48,437	Reserve for losses and loss expenses	$58,836
Cash	3,436	Unearned premium	28,520
Interest and dividends due or accrued	54	Accrued salaries and benefits	43
Premiums receivable	7,073	Other liabilities	6,742
Reinsurance recoverables, net	43,978	Total Liabilities	$94,141
Prepaid reinsurance premiums	28,520
Property, plant and equipment	219
Deferred federal income taxes[1]	5,613
Other assets	8,133
Total Assets	$145,463
 1In our original purchase price allocation, we recorded a net operating loss deferred tax asset of $4.8 million, which was valued based on preliminary information that was available at December 31, 2011, the time of closing. In September 2012, final information became available and this deferred tax asset was re-valued at $4.2 million, a decrease of $0.6 million. The Consolidated Balance Sheet as of December 31, 2011, as well as this schedule, has been restated to reflect this purchase price adjustment with a corresponding increase to the re-valued covenant not to compete included in other assets.

We have entered into several reinsurance agreements with Montpelier Re as part of the acquisition of MUSIC. Together, these transactions provide protection for new losses and or loss expenses on policies written prior to the acquisition as well as any loss and loss expense reserve development on reserves established by MUSIC as of the date of the acquisition. The reinsurance recoverables under these treaties are 100% collateralized.

As part of the acquisition, we purchased intangible assets that amounted to approximately $7.9 million. The most significant of these items are licenses and customer lists. The $4.2 million indefinite-lived intangible asset related to the licenses is reflective of the fact that these licenses provide us the ability to write commercial and personal E&S business in 50 states and the District of Columbia. The $2.5 million finite-life intangible asset related to customer lists reflects the access that we have obtained, through the acquisition, to MUSIC’s renewal book of business. Prior to our acquisition, in 2010, MUSIC wrote approximately $48 million of contract binding authority E&S business.

In addition to the assets acquired and liabilities assumed that are detailed in the table above, SICA also purchased intellectual property and information technology assets from Montpelier Re valued at $3.6 million as part of the transaction.

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") of net income:

2012	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$37,963	54,880	$0.69

Effect of dilutive securities:
Stock compensation plans	—	1,053

Diluted EPS:
Net income available to common stockholders	$37,963	55,933	$0.68

2011	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$22,683	54,095	$0.42
Net loss on disposal of discontinued operations	(650)	54,095	(0.01)
Net income available to common stockholders	$22,033	54,095	$0.41

Effect of dilutive securities:
Stock compensation plans	—	1,126

Diluted EPS:
Net income from continuing operations	$22,683	55,221	$0.41
Net loss on disposal of discontinued operations	(650)	55,221	(0.01)
Net income available to common stockholders	$22,033	55,221	$0.40

2010	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$70,746	53,359	$1.33
Net loss on disposal of discontinued operations	(3,780)	53,359	(0.07)
Net income available to common stockholders	$66,966	53,359	$1.26

Effect of dilutive securities:
Stock compensation plans	—	1,145

Diluted EPS:
Net income from continuing operations	$70,746	54,504	$1.30
Net loss on disposal of discontinued operations	(3,780)	54,504	(0.07)
Net income available to common stockholders	$66,966	54,504	$1.23

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2012	2011	2010
Tax at statutory rate of 35%	$13,172	3,990	29,453
Tax-advantaged interest	(13,285)	(14,381)	(15,992)
Dividends received deduction	(1,260)	(870)	(357)
Nonqualified deferred compensation	(262)	7	(273)
Amortization of intangible assets	687	—	—
Other	620	(29)	572
Federal income tax (benefit) expense from continuing operations	$(328)	(11,283)	13,403

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2012	2011
Deferred tax assets:
Net loss reserve discounting	$97,561	99,768
Net unearned premiums	58,981	53,191
Employee benefits	39,752	33,100
Long-term incentive compensation plans	10,078	8,471
Temporary investment write-downs	8,236	13,251
Net operating loss	12,120	4,183
Tax credits	14,150	10,938
Other	9,056	7,638
Total deferred tax assets	249,934	230,540
Deferred tax liabilities:
Deferred policy acquisition costs	53,187	46,729
Unrealized gains on investment securities	67,501	53,996
Other investment-related items, net	2,488	4,034
Accelerated depreciation and amortization	7,622	6,295
Total deferred tax liabilities	130,798	111,054
Net deferred federal income tax asset	$119,136	119,486

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2012 and 2011. The carryforward availability of our net operating loss will begin to expire in 2027 with the remainder expiring through 2031. Our alternative minimum tax credits, which are available to offset future regular taxable income, can be carried forward for an unlimited period of time.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $17.7 million at December 31, 2012, $16.6 million at December 31, 2011, and $16.7 million at December 31, 2010.

We have analyzed our tax positions in all open tax years, which as of December 31, 2012 were 2007 through 2011. The Internal Revenue Service (“IRS”) is currently conducting a limited scope examination of these open tax years. Based on our analysis, we do not have unrecognized tax expense or benefits as of December 31, 2012. In addition, we believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense (benefit)" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan to employees who meet eligibility requirements. Participants can contribute 2% to 50% of their defined compensation to the Retirement Savings Plan not to exceed limits established by the IRS. Employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS. Effective October 1, 2011, SICA appointed T. Rowe Price Trust Company as trustee to the Retirement Savings Plan. Certain terms of the Retirement Savings Plan were amended effective January 1, 2011. The following table presents information regarding plan terms in effect as of December 31, 2010 and the related January 1, 2011 revisions:

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
1 Effective January 1, 2006, the Retirement Savings Plan was amended to include additional enhanced matching contributions and non-elective contributions for otherwise eligible employees who, because of their date of hire after December 31, 2005, are not eligible to participate in the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”).

Employer contributions to the Retirement Savings Plan amounted to $8.2 million in 2012, $7.0 million in 2011, and $6.3 million in 2010.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees (the "Participants") as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. A Participant in the Deferred Compensation Plan may elect to defer compensation or awards to be received, including up to: (i) 50% of annual base salary; (ii) 100% of annual bonus; and/or (iii) all or a percentage of such other compensation as otherwise designated by the administrator of the Deferred Compensation Plan.

In addition to the deferrals elected by the Participants, SICA may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching contribution permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. The Deferred Compensation Plan was amended effective January 1, 2010 to add a non-elective contribution of 4% of eligible compensation to the extent a participant could not receive the maximum non-elective contribution in the Retirement Savings Plan due to the limitations of the Retirement Savings Plan and the Internal Revenue Code. SICA may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion. No discretionary contributions were made in 2012, 2011, or 2010. In 2012, SICA contributed a nominal amount to the Deferred Compensation Plan. SICA contributed $0.1 million in 2011 and $0.2 million in 2010 to the Deferred Compensation Plan.

(c) Retirement Income Plan and Post-retirement Plan
The Retirement Income Plan is a noncontributory defined benefit plan covering all SICA employees who met eligibility requirements prior to January 1, 2006. As of such date, the plan was amended to eliminate eligibility for plan participation by employees first hired on or after January 1, 2006. If otherwise qualified, these employees are, however, eligible for non-elective contributions from SICA under the Retirement Savings Plan as discussed above.

The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of the plan sponsor may approve from time to time.

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

The funded status of the Retirement Income Plan and Retirement Life Plan was recognized on the Consolidated Balance Sheets for 2012 and 2011, the details of which are as follows:

December 31,	Retirement Income Plan		Retirement Life Plan
($ in thousands)	2012	2011	2012	2011
Change in Benefit Obligation:
Benefit obligation, beginning of year	$254,009	230,642	5,897	5,700
Service cost	8,091	7,575	—	—
Interest cost	12,981	12,349	302	306
Actuarial losses	33,596	9,177	660	224
Benefits paid	(6,030)	(5,734)	(388)	(333)
Benefit obligation, end of year	$302,647	254,009	6,471	5,897

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$182,614	173,311	—	—
Actual return on plan assets, net of expenses	21,896	6,526	—	—
Contributions by the employer to funded plans	8,550	8,400	—	—
Contributions by the employer to unfunded plans	120	111	—	—
Benefits paid	(6,030)	(5,734)	—	—
Fair value of assets, end of year	$207,150	182,614	—	—

Funded status	$(95,497)	(71,395)	(6,471)	(5,897)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(95,497)	(71,395)	(6,471)	(5,897)
Net pension liability, end of year	$(95,497)	(71,395)	(6,471)	(5,897)

Amounts Recognized in AOCI
Prior service cost	$26	176	—	—
Net actuarial loss	103,365	83,321	1,667	1,047
Total	$103,391	83,497	1,667	1,047

Other Information as of December 31:
Accumulated benefit obligation	265,899	223,655	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	4.42%	5.16	4.42	5.16
Rate of compensation increase	4.00%	4.00	—	—

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$8,091	7,575	7,626	—	—	—
Interest cost	12,981	12,349	11,914	302	306	316
Expected return on plan assets	(14,206)	(13,924)	(11,247)	—	—	—
Amortization of unrecognized prior service cost	150	150	150	—	—	—
Amortization of unrecognized actuarial loss	5,863	4,154	4,128	40	18	6
Total net periodic cost	12,879	10,304	12,571	342	324	322

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss	25,906	16,575	11,844	660	224	201
Reversal of amortization of net actuarial loss	(5,863)	(4,154)	(4,128)	(40)	(18)	(6)
Reversal of amortization of prior service cost	(150)	(150)	(150)	—	—	—
Total recognized in other comprehensive income	19,893	12,271	7,566	620	206	195

Total recognized in net periodic benefit cost and other comprehensive income	$32,772	22,575	20,137	962	530	517

The amortization of prior service cost related to the Retirement Income Plan and Retirement Life Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.

The estimated net actuarial loss for the Retirement Income Plan and Retirement Life Plan that will be amortized from AOCI into net periodic benefit cost during the 2013 fiscal year are $7.3 million and $0.1 million, respectively.

	Retirement Income Plan			Retirement Life Plan
	2012	2011	2010	2012	2011	2010
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	5.16%	5.55	5.93	5.16	5.55	5.93
Expected return on plan assets	7.75%	8.00	8.00	—	—	—
Rate of compensation increase	4.00%	4.00	4.00	—	—	—

Our measurement date was December 31, 2012 and we lowered our expected return on plan assets to 7.4%, which was based primarily on our Retirement Income Plan's long-term historical returns. In addition to the plan's historical returns, we consider long-term historical rates of return on the respective asset classes. Our expected return is within a reasonable range considering recent market conditions and trends, as well as our actual 8.1% annualized return achieved since plan inception for all plan assets.

Our 2012 discount rate used to value the liability was 4.42% for both the Retirement Income Plan and the Retirement Life Plan. When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected pay out patterns of the plans' obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled.

Plan Assets
Assets of the Retirement Income Plan are invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments. Allocations to these instruments may vary from time to time. In 2013, we will continue to phase in adjustments to the asset allocation of the Retirement Income Plan to a more liability driven investment strategy.

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

The plan’s allocated target and ranges, as well as the actual weighted average asset allocation by investment categories, at December 31 was as follows:

	2012			2011
	Target Percentage	Range Percentage	Actual Percentage	Actual Percentage
Equity:
International	10	4 - 18	7	7
Large Capitalization	15	8 - 32	15	18
Small and mid capitalization	5	3 - 15	7	8
Global asset allocation	10	0 - 15	10	—
Alternative investments	10	0 - 15	6	9
Fixed income:
Extended duration fixed income	50	20 - 80	24	20
Domestic core[1]			14	17
Global bond/high yield/emerging markets[1]			13	14
Cash and short-term investments	—	0 - 5	4	7
Total			100	100
1The Retirement Income Plan currently has fixed income exposures that do not have target and range percentages since these exposures will be phased out over time as we opportunistically migrate from intermediate to long duration fixed income strategies.

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2012 or 2011.

The fair value of our Retirement Income Plan investments is generated using various valuation techniques. We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy, for equity and fixed maturity securities and short-term investments held in the Retirement Income Plan.

The techniques used to determine the fair value of the Retirement Income Plan’s remaining invested assets are as follows:

•
Valuations for the majority of the investment funds utilize the market approach wherein the quoted prices in the active market for identical assets are used. These investment funds are traded in active markets at their net asset value per share. There are no restrictions as to the redemption of these investments nor do we have any contractual obligations to further invest in any of the individual mutual funds. These investments are classified as Level 1 in the fair value hierarchy. Valuations of non-publicly traded investment funds are based upon the observable and verifiable market values of the underlying publicly traded securities and therefore are classified as Level 2 within the fair value hierarchy.

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

•
For valuations of the investments in limited partnerships, fair value is based on the Retirement Income Plan’s ownership interest in the reported net asset values as a practical expedient. The majority of the net asset values are reported to us on a one quarter lag. We assess whether these reported net asset values are indicative of market activity that has occurred since the date of their valuation by the investees: (i) by reviewing the overall market fluctuation and whether a material impact to our investments' valuation could have occurred; and (ii) through routine conversations with the underlying funds' general partners/managers discussing, among other things, conditions or events having significant impacts to their portfolio assets that have occurred subsequent to the reported date, if any. Our limited partnership investments cannot be redeemed with the investees as our partnership agreements require our commitment for the duration of the underlying funds’ lives. There is no active plan to sell any of our remaining interests in the limited partnership investments; however, we may continue to entertain potential opportunities to limit our exposure to these investments through the use of the secondary market. These limited partnerships have been fair valued using Level 3 inputs.

The following tables provide quantitative disclosures of the Retirement Income Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2012		Fair Value Measurements at 12/31/12 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investment funds:
International equity	$15,751	6,025	9,726	—
Domestic large capitalization	22,910	22,910	—	—
Small and mid capitalization	6,805	6,805	—	—
Global asset allocation fund	20,778	20,778	—	—
Extended duration fixed income	50,556	50,556	—	—
Domestic core fixed income	29,984	29,984	—	—
Global bond/high yield/emerging markets fixed income	27,230	27,230	—	—
Total investment funds	174,014	164,288	9,726	—
Limited partnership investments:
Equity long/short hedge	41	—	—	41
Private equity	10,385	—	—	10,385
Real estate	2,205	—	—	2,205
Total limited partnerships	12,631	—	—	12,631
Common stocks:
Domestic large capitalization	9,938	9,938	—	—
Small and mid capitalization	7,897	7,897	—	—
Total common stocks	17,835	17,835	—	—
Short-term investments	1,629	1,629	—	—
Deposit administration contracts	979	—	979	—
Total assets	$207,088	183,752	10,705	12,631

December 31, 2011		Fair Value Measurements at 12/31/11 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/11	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Mutual funds:
International equity	$13,205	13,205	—	—
Domestic large capitalization	22,200	22,200	—	—
Small and mid capitalization	6,750	6,750	—	—
Extended duration fixed income	36,881	36,881	—	—
Domestic core fixed income	32,930	32,930	—	—
Global bond/high yield/emerging markets fixed income	25,644	25,644	—	—
Total mutual funds	137,610	137,610	—	—
Limited partnership investments:
Equity long/short hedge	1,836	—	1,836	—
Private equity	12,586	—	—	12,586
Real estate	2,594	—	—	2,594
Total limited partnerships	17,016	—	1,836	15,180
Common stocks:
Domestic large capitalization	11,618	11,618	—	—
Small and mid capitalization	8,326	8,326	—	—
Total common stocks	19,944	19,944	—	—
Short-term investments	7,225	7,225	—	—
Deposit administration contracts	979	—	979	—
Total assets	$182,774	164,779	2,815	15,180

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

Investments in Limited Partnerships
($ in thousands)	2012	2011
Fair value, beginning of year	$15,180	17,179
Total gains (realized and unrealized)
included in changes in net assets	1,118	1,949
Purchases	434	1,176
Sales	—	—
Issuances	—	—
Settlements	(4,142)	(5,124)
Transfers into Level 3	41	—
Transfers out of Level 3	—	—
Fair value, end of year	$12,631	15,180

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2012
	December 31,	December 31,	Remaining
($ in thousands)	2012	2011	Amount
Equity long/short hedge	$41	1,836	—
Private equity	10,385	12,586	3,703
Real estate	2,205	2,594	588
Total alternative investments	$12,631	17,016	4,291

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

At December 31, 2012, the Retirement Income Plan had contractual obligations that expire at various dates through 2022 to further invest up to $4.3 million in alternative investments. There is no certainty that any such additional investment will be required. The Retirement Income Plan currently receives distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

Contributions
We presently anticipate contributing $9.6 million to the Retirement Income Plan in 2013, none of which represents minimum required contribution amounts.

Benefit Payments

($ in thousands)	Retirement Income Plan	Retirement Life Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2013	$7,627	364
2014	8,462	372
2015	9,288	380
2016	10,184	387
2017	11,207	394
2018-2022	74,346	2,045

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

Stockholders approved the amendment and restatement of the Stock Plan effective as of May 1, 2010 (the “Amended Stock Plan”) on April 28, 2010. Under the Amended Stock Plan, the Board's Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Stock Plan. Each award granted under the Amended Stock Plan (except unconditional stock bonuses and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. During 2012, we granted, net of forfeitures, 326,213 RSUs. During 2011, we granted, net of forfeitures, 402,925 RSUs. During 2010, we granted, net of forfeitures, 374,153 RSUs, and experienced net restricted stock forfeitures of 820 shares. We also granted options to purchase 238,790 shares during 2010. No options were granted in 2012 or 2011. As of December 31, 2012, 4,765,511 shares of the Parent's common stock remained available for issuance pursuant to outstanding stock options and restricted stock units granted under the Stock Plan and the Amended Stock Plan.

During the vesting period, dividend equivalent units ("DEUs") are earned on RSUs. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. We accrued 32,558 DEUs during 2012; 41,469 DEUs during 2011; and 38,392 DEUs in 2010. In addition, 48,224 DEUs were issued in 2012. The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the RSUs.

Cash Incentive Plan
The Parent's Cash Incentive Plan (“Cash Incentive Plan”) was approved effective April 1, 2005 by stockholders on April 27, 2005. Stockholders approved the amendment and restatement of the Cash Incentive Plan effective as of May 1, 2010 (the “Amended Cash Incentive Plan”) on April 28, 2010. Under the Amended Cash Incentive Plan, the SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies. Each award granted under the Amended Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Cash Incentive Plan. We granted, net of forfeitures, 46,961 cash incentive units during 2012, 46,879 cash incentive units during 2011, and 45,082 cash incentive units during 2010.

Stock Option Plan II
As of December 31, 2012, 298,680 shares of the Parent's common stock remained available in the reserve for Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant; and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was 10 years from the date of the grant.

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

Stock Option Plan III
As of December 31, 2012, there were 351,212 shares of the Parent's common stock in the reserve for Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was 10 years from the date of the grant.

Stock Option Plan for Directors
As of December 31, 2012, 156,000 shares of the Parent's common stock remained in the reserve for the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. Non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which is typically on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan for Non-employee Directors
As of December 31, 2012 there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock. There were no issuances under this plan in 2012, 2011, and 2010.

Employee Stock Purchase Plan
On April 29, 2009, the Parent’s stockholders approved the Parent’s Employee Stock Purchase Plan (2009) (“ESPP”). This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009. Under the ESPP, there were 993,881 shares of the Parent's common stock available for purchase as of December 31, 2012. The ESPP is available to all employees who meet the plan's eligibility requirements. The ESPP provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the current plan, we issued 129,081 shares to employees during 2012, 131,705 shares during 2011, and 149,258 shares during 2010.

Agent Stock Purchase Plan
On July 27, 2010, the SEBC approved the Parent’s Amended and Restated Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan") which made immaterial amendments to the plan approved by stockholders on April 26, 2006. Under the Agent Plan, there were 2,184,408 shares of the Parent’s common stock available for purchase as of December 31, 2012. The Agent Plan provides for quarterly offerings in which our independent retail insurance agencies, and certain eligible persons associated with the agencies, with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Under the Agent Plan, we issued 89,723 shares in 2012, 111,427 shares in 2011, and 109,343 shares in 2010, and charged to expense $0.2 million in each year, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2011	1,239,687	$18.78
Granted 2012	—	—
Exercised 2012	118,012	12.16
Forfeited or expired 2012	24,921	24.06
Outstanding at December 31, 2012	1,096,754	$19.36	4.59	$2,598
Exercisable at December 31, 2012	1,062,409	$19.48	4.50	$2,469

The total intrinsic value of options exercised was $0.8 million during 2012, 2011, and 2010.

A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2011	1,283,520	$15.45
Granted 2012	399,326	17.62
Vested 2012	472,363	14.59
Forfeited 2012	73,113	15.97
Unvested RSU awards at December 31, 2012	1,137,370	$16.54

As of December 31, 2012, total unrecognized compensation cost related to unvested RSU awards granted under our stock plans was $4.1 million. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of restricted stock and RSU vested was $8.4 million for 2012, $6.6 million for 2011, and $3.9 million for 2010. In connection with the RSU vested, the total value of the DEU shares that also vested was $0.9 million during 2012 and $0.6 million during 2011.

At December 31, 2012, the liability recorded in connection with our Cash Incentive Plan was $14.0 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is 3 years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, is adjusted to reflect our performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.2 years. The cash incentive unit payments made were $3.0 million in 2012 and 2011, and $1.8 million in 2010.

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

	ESPP			All Other Option Plans
	2012	2011	2010	2012	2011	2010
Risk-free interest rate	0.12%	0.13	0.20	—	—	2.30
Expected term	6 months	6 months	6 months	0	0	5 years
Dividend yield	2.9%	3.0	3.3	—	—	3.3
Expected volatility	24%	19	28	—	—	34

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

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Stock options	$—	—	3.83
RSUs	17.62	17.17	14.69
Directors’ stock compensation plan	—	—	16.09
ESPP:
Six month option	1.05	0.76	1.03
15% of grant date market value	2.70	2.62	2.35
Total ESPP	3.75	3.38	3.38
Agent Plan:
Discount of grant date market value	1.76	1.62	1.59

Share-based compensation expense charged against net income before tax was $13.8 million for the year ended December 31, 2012 with a corresponding income tax benefit of $4.8 million. Share-based compensation expense that was charged against net income before tax was $10.1 million for the year ended December 31, 2011 and $12.2 million for the year ended December 31, 2010 with corresponding income tax benefits of $3.5 million and $4.0 million, respectively.

Note 17. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed independent retail agent of the Insurance Subsidiaries on terms and conditions similar to those of our other agents. Rue Insurance also places insurance for our business operations. Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:

•
Rue Insurance placed insurance policies with the Insurance Subsidiaries. Direct premiums written associated with these policies were $7.7 million in 2012, $7.8 million in 2011, and $7.2 million in 2010. In return, the Insurance Subsidiaries paid standard market commissions to Rue Insurance of $1.3 million in 2012, $1.2 million in 2011, and $1.3 million in 2010 including supplemental commissions.

•
Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers. We paid premiums for such insurance coverage of $0.2 million in 2012 and 2011, and $0.3 million in 2010.

In 2005, we established a private foundation, The Selective Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made contributions to the Foundation in the amount of $0.4 million in 2012, 2011, and 2010.

Note 18. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2012, we had purchased such annuities in the amount of $8.0 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, none of the issuers of such annuities have defaulted in their obligations thereunder.

(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $13.1 million in 2012, $11.6 million in 2011, and $11.4 million in 2010. See Note 2(p) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 2012, the total future minimum rental commitments under non-cancelable leases were $45.3 million and such yearly amounts are as follows:

($ in millions)
2013	$10.6
2014	8.5
2015	7.2
2016	4.8
2017	3.5
After 2017	10.7
Total minimum payment required	$45.3

(c) At December 31, 2012, we have contractual obligations that expire at various dates through 2022 to invest up to an additional $56.9 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments."

Note 19. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (a) liability insurers defending or providing indemnity for third-party claims brought against insureds; or (b) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

Note 20. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2012, the various state insurance departments of domicile have adopted the March 2012 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2012	2011	2012	2011	2012	2011	2010
SICA	New Jersey	$246.2	360.7	369.9	507.4	29.8	15.2	55.4
Selective Way Insurance Company ("SWIC")	New Jersey	167.6	169.1	211.2	221.7	10.1	7.8	6.2
Selective Insurance Company of South Carolina ("SICSC")	Indiana	70.1	65.5	91.4	90.5	2.8	0.7	7.3
Selective Insurance Company of the Southeast ("SICSE")	Indiana	50.1	46.8	69.7	69.3	1.6	0.3	5.2
Selective Insurance Company of New York ("SICNY")	New York	45.3	43.0	72.6	73.3	2.7	1.5	6.9
Selective Insurance Company of New England ("SICNE")	New Jersey	2.7	3.8	32.5	14.3	0.6	0.3	0.8
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	7.6	5.6	45.9	46.3	1.5	0.7	5.1
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	(14.9)	(15.4)	53.6	39.9	0.9	—	—
Selective Casualty Insurance Company ("SCIC")	New Jersey	(2.2)	—	72.2	—	0.2	—	—
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	(0.9)	—	31.1	—	0.2	—	—
Total		$571.6	679.1	1,050.1	1,062.7	50.4	26.5	86.9

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC, by 3.9 :1 based on their 2012 statutory financial statements. The negative unassigned surplus balance for MUSIC existed prior to our acquisition of this company in 2011. This company, as well as the two newly formed subsidiaries, SCIC and SFCIC have not generated sufficient net income as of yet to offset negative surplus items, such as non-admitted assets.

(c) Restrictions on Dividends and Transfers of Funds
The Parent pays dividends to stockholders from funds available at the holding company level. As of December 31, 2012, the Parent had a $68 million investment portfolio available to fund future dividends and interest payments. This portfolio is not subject to any regulatory restrictions whereas the Company's consolidated retained earnings of $1.1 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2013, the Insurance Subsidiaries have the ability to provide for $106.2 million in annual dividends to the Parent; however, as regulated entities these dividends are subject to certain restrictions as is further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana-domiciled Insurance Subsidiaries; (ii) debt issuances; and (iii) common stock issuances. Borrowings from SISE and SISC are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $22 million as of December 31, 2012 after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries. For additional restrictions on the Parent's debt, see Note 10, "Indebtedness" in this Form 10-K.

Insurance Subsidiaries Dividend Restrictions
As noted above the restriction on our net assets and retained earnings is predominantly driven by our Insurance Subsidiaries' ability to pay dividends to the Parent under applicable law and regulations. Under the insurance laws of the domiciliary states of the Insurance Subsidiaries, New Jersey, Indiana, and New York, an insurer can potentially make an ordinary dividend payment if its statutory surplus following such dividend is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and the dividend does not exceed the insurer's unassigned surplus. In general, New Jersey defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the greater of 10% of the insurer's statutory surplus as of the preceding December 31, or the insurer's net income (excluding capital gains) for the 12-month period ending on the preceding December 31. Indiana's ordinary dividend calculation is consistent with New Jersey's, except that it does not exclude capital gains from net income. In general, New York defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the lesser of 10% of the insurer's statutory surplus, or 100% of adjusted net investment income. New Jersey and Indiana require notice of the declaration of any ordinary dividend distribution. During the notice period, the relevant state regulatory authority may disallow all or part of the proposed dividend if it determines that the dividend is not appropriate given the above considerations. New York does not require notice of ordinary dividends. Dividend payments exceeding ordinary dividends are referred to as extraordinary dividends and require review and approval by the applicable domiciliary insurance regulatory authority prior to payment.

In 2012, SICA received approval from the New Jersey Department of Banking and Insurance to pay extraordinary dividends of $141.1 million to the Parent. The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2012:

Dividends		Twelve Months ended December 31, 2012
($ in millions)	State of Domicile	Ordinary Dividends Paid	Extraordinary Dividends Paid	Total Dividends Paid
SICA	New Jersey	$28.7	141.1	169.8
SWIC	New Jersey	20.5	—	20.5
SICSC	Indiana	0.8	—	0.8
SICSE	Indiana	0.5	—	0.5
SICNY	New York	2.9	—	2.9
SICNE	New Jersey	1.0	—	1.0
SAICNJ	New Jersey	0.6	—	0.6
MUSIC	New Jersey	—	—	—
SCIC	New Jersey	—	—	—
SFCIC	New Jersey	—	—	—
Total		$55.0	141.1	196.1

These dividends were used as follows:

($ in millions)	2012
Capitalization of newly-formed Insurance Subsidiaries:
SCIC	$74.4
SFCIC	31.9
Additional capitalization of existing Insurance Subsidiaries:
SICNE	19.5
MUSIC	13.3
Debt service, shareholder dividends and general operating purposes	57.0
Total	$196.1

Based on the 2012 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2013 are as follows:

		2013
($ in millions)	State of Domicile	Maximum Ordinary Dividends Paid
SICA	New Jersey	$37.0
SWIC	New Jersey	21.1
SICSC	Indiana	9.1
SICSE	Indiana	7.0
SICNY	New York	7.3
SICNE	New Jersey	3.2
SAICNJ	New Jersey	5.8
MUSIC	New Jersey	5.4
SCIC	New Jersey	7.2
SFCIC	New Jersey	3.1
Total		$106.2

Note 21. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2012	2011	2012	2011	2012	2011	2012	2011
Net premiums earned	378,829	351,343	392,212	355,580	406,225	358,963	406,853	373,427
Net investment income earned	32,628	43,473	34,006	39,345	30,650	35,786	34,593	28,839
Net realized gains (losses)	4,358	5,760	178	2,146	(1,088)	(2,045)	5,540	(3,621)
Underwriting (loss) profit	(1,363)	(12,698)	(26,962)	(34,002)	861	(64,779)	(36,543)	7,895
Net income (loss) from continuing operations	18,093	20,500	288	1,467	18,274	(17,318)	1,308	18,034
Loss from discontinued operations, net of tax	—	—	—	—	—	(650)	—	—
Net income (loss)	18,093	20,500	288	1,467	18,274	(17,968)	1,308	18,034
Other comprehensive income (loss)	10,690	(4,248)	5,520	18,368	26,507	11,020	(30,971)	10,130
Comprehensive income (loss)	28,783	16,252	5,808	19,835	44,781	(6,948)	(29,663)	28,164
Net income (loss) per share:
Basic	0.33	0.38	0.01	0.03	0.33	(0.33)	0.02	0.33
Diluted	0.33	0.37	0.01	0.03	0.33	(0.33)	0.02	0.33
Dividends to stockholders[1]	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13
Price range of common stock:[2]
High	19.00	18.97	17.99	18.06	19.37	16.96	20.31	18.35
Low	16.64	16.30	16.22	15.32	16.64	12.60	17.17	12.10

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

1 See Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for a discussion of dividend restrictions.
2 These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 2, 2013 and ending February 15, 2013 was $19.53 to $22.08.

Note 22. Subsequent Events
In February 2013, we issued $185 million of 5.875% Senior Notes due 2043. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. We intend to use the net proceeds from this debt issuance to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Any remaining net proceeds will be used for general corporate purposes, which may include capital contributions to the Insurance Subsidiaries.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Selective Insurance Group, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flow for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
February 21, 2013

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2012, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

PART IV

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements ("Financial Statements") listed below are included in Item 8. "Financial Statements and Supplementary Data."

(2) Financial Statement Schedules:

The financial statement schedules, with Independent Auditors' Report thereon, required to be filed are listed below by page number as filed in this report. All other schedules are omitted as the information required is inapplicable, immaterial, or the information is presented in the Financial Statements or related notes.

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 21, 2013
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 21, 2013
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 21, 2013
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

*	February 20, 2013
Paul D. Bauer
Director

*	February 20, 2013
Annabelle G. Bexiga
Director

*	February 20, 2013
A. David Brown
Director

*	February 20, 2013
John C. Burville
Director

*	February 20, 2013
Joan M. Lamm-Tennant
Director

*	February 20, 2013
Michael J. Morrissey
Director

*	February 20, 2013
Cynthia S. Nicholson
Director

*	February 20, 2013
Ronald L. O’Kelley
Director

*	February 20, 2013
William M. Rue
Director

*	February 20, 2013
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	February 21, 2013
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2012	2011
Assets:
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $40,701 – 2012; $19,542 - 2011)	$41,202	19,768
Short-term investments	26,787	33,948
Cash	210	722
Investment in subsidiaries	1,356,701	1,338,070
Current federal income tax	8,133	13,030
Deferred federal income tax	19,840	10,590
Other assets	9,695	12,823
Total assets	$1,462,568	1,428,951

Liabilities:
Notes payable	$249,387	249,360
Intercompany notes payable	103,443	107,131
Other liabilities	19,146	14,132
Total liabilities	$371,976	370,623

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Common stock of $2 par value per share
Authorized shares: 360,000,000
Issued: 98,194,224 – 2012; 97,246,711 – 2011	196,388	194,494
Additional paid-in capital	270,654	257,370
Retained earnings	1,125,154	1,116,319
Accumulated other comprehensive income	54,040	42,294
Treasury stock – at cost (shares: 43,030,776 – 2012; 42,836,201 – 2011)	(555,644)	(552,149)
Total stockholders’ equity	1,090,592	1,058,328
Total liabilities and stockholders’ equity	$1,462,568	1,428,951

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2012	2011	2010
Revenues:
Dividends from subsidiaries	$196,091	63,025	48,010
Net investment income earned	495	231	130
Other income	464	362	107
Total revenues	197,050	63,618	48,247

Expenses:
Interest expense	20,711	20,203	20,615
Other expenses	20,632	16,832	16,039
Total expenses	41,343	37,035	36,654

Income from continuing operations, before federal income tax	155,707	26,583	11,593

Federal income tax benefit:
Current	(4,602)	(12,785)	(11,645)
Deferred	(9,347)	490	(848)
Total federal income tax benefit	(13,949)	(12,295)	(12,493)

Net income from continuing operations before equity in undistributed income of subsidiaries	169,656	38,878	24,086
Equity in undistributed income of continuing subsidiaries, net of tax	—	—	46,660
Dividends in excess of continuing subsidiaries’ current year earnings	(131,693)	(16,195)	—

Net income from continuing operations	37,963	22,683	70,746

Loss on disposal of discontinued operations, net of tax	—	(650)	(3,780)

Net income	$37,963	22,033	66,966

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE I (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2012	2011		2010
Operating Activities:
Net income	$37,963	22,033		66,966

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	—	—		(46,660)
Dividends in excess of subsidiaries’ current year income	131,693	16,195		—
Stock-based compensation expense	6,939	7,422		8,017
Loss on disposal of discontinued operations	—	650		3,780
Realized gain	(219)	—	—	—
Amortization – other	450	229		149

Changes in assets and liabilities:
Increase (decrease) in accrued salaries and benefits	5,221	330		2,500
Decrease in net federal income taxes	4,897	742		4,261
Other, net	(7,014)	(2,234)		(1,287)
Net adjustments	141,967	23,334		(29,240)
Net cash provided by operating activities	179,930	45,367		37,726

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(148,604)	(19,643)		—
Redemption and maturities of fixed maturity securities, held-to-maturity	127,344	796		513
Purchase of short-term investments	(106,539)	(128,378)		(110,807)
Sale of short-term investments	113,700	144,538		108,565
Capital contribution to subsidiaries	(139,122)	—		—
Purchase of subsidiary, net of cash acquired	255	(51,728)		—
Sale of subsidiary	751	1,152		978
Net cash used in investing activities	(152,215)	(53,263)		(751)

Financing Activities:
Dividends to stockholders	(26,944)	(26,513)		(26,056)
Acquisition of treasury stock	(3,495)	(2,741)		(1,686)
Principal payment on notes payable	—	—		(12,300)
Net proceeds from stock purchase and compensation plans	4,840	5,011		4,962
Excess tax benefits (expense) from share-based payment arrangements	1,060	(90)		(744)
Borrowings from subsidiaries	—	45,000		—
Principal payment on borrowings from subsidiaries	(3,688)	(12,654)		(623)
Net cash (used in) provided by financing activities	(28,227)	8,013		(36,447)

Net (decrease) increase in cash	(512)	117		528
Cash, beginning of year	722	605		77
Cash, end of year	$210	722		605
Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2012, 2011 and 2010

($ in thousands)	2012	2011	2010
Balance, January 1	$7,668	8,091	8,380
Additions	4,536	4,990	5,003
Deductions	(3,498)	(5,413)	(5,292)
Balance, December 31	$8,706	7,668	8,091

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2012

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed maturity securities:
Held-to-maturity:
Foreign government obligations	$5,292	5,871	5,504
Obligations of states and political subdivisions	491,180	526,922	497,949
Public utilities	13,454	15,098	13,393
Corporate securities	24,831	27,023	24,080
Asset-backed securities	6,980	7,098	5,928
Commercial mortgage-backed securities	8,406	12,649	7,215
Total fixed maturity securities, held-to-maturity	550,143	594,661	554,069

Available-for-sale:
U.S. government and government agencies	241,874	259,092	259,092
Foreign government obligations	28,813	30,229	30,229
Obligations of states and political subdivisions	773,953	818,024	818,024
Public utilities	117,573	124,200	124,200
Corporate securities	1,251,381	1,326,048	1,326,048
Asset-backed securities	126,330	128,640	128,640
Commercial mortgage-backed securities	133,763	137,119	137,119
Residential mortgage-backed securities	456,996	472,661	472,661
Total fixed maturity securities, available-for-sale	3,130,683	3,296,013	3,296,013

Equity securities:
Common stock:
Public utilities	4,427	4,554	4,554
Banks, trust and insurance companies	19,676	21,868	21,868
Industrial, miscellaneous and all other	108,338	124,960	124,960
Total equity securities, available-for-sale	132,441	151,382	151,382
Short-term investments	214,479	214,479	214,479
Other investments	114,076		114,076
Total investments	$4,141,822		4,330,019

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2012

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses[1]	Unearned premiums	Net premiums earned	Net investment income[2]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[3]	Other operating expenses[3]	Net premiums written
Standard Insurance Operations Segment	$141,551	3,948,638	917,918	1,504,890	—	1,057,787	280,700	210,852	1,553,586
E&S Insurance Operations Segment	13,972	120,303	56,788	79,229	—	63,203	17,847	17,737	113,297
Investments Segment	—	—	—	—	140,865	—	—	—	—
Total	$155,523	4,068,941	974,706	1,584,119	140,865	1,120,990	298,547	228,589	1,666,883

1The E&S Insurance Operations Segment amount is presented gross of the reinsurance recoverable of $53.3 million.
2Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
3 The total of “Amortization of deferred policy acquisition costs” of $298,547 and “Other operating expenses” of $228,589 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$526,143
Other income[4]	(8,827)
Other expenses[4]	9,820
Total	$527,136

4 In addition to amounts related to the Standard and E&S Insurance Operations segments, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $291 and $20,642, respectively.

 Year ended December 31, 2011

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses[1]	Unearned premiums	Net premiums earned	Net investment income[2]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[3]	Other operating expenses[3]	Net premiums written
Insurance Operations Segment	$131,043	3,083,359	885,850	1,435,399	—	1,071,815	265,009	195,498	1,461,216
E&S Insurance Operations Segment	4,718	61,565	21,141	3,914	—	3,172	1,052	6,351	24,133
Investments Segment	—	—	—	—	149,683	—	—	—	—
Total	$135,761	3,144,924	906,991	1,439,313	149,683	1,074,987	266,061	201,849	1,485,349

1The E&S Insurance Operations Segment amount is presented gross of the reinsurance recoverable of $44.0 million.
2Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
3 The total of “Amortization of deferred policy acquisition costs” of $266,061 and “Other operating expenses” of $201,849 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$466,404
Other income[4]	(8,069)
Other expenses[4]	9,575
Total	$467,910

4 In addition to amounts related to the Standard and E&S Insurance Operations segments, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $410 and $16,850, respectively.

SCHEDULE IV (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2010

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[2]	Net premiums written
Insurance Operations Segment	$127,984	2,830,058	823,596	1,416,598	—	982,118	276,946	177,508	1,390,541
Investments Segment	—	—	—	—	138,625	—	—	—	—
Total	$127,984	2,830,058	823,596	1,416,598	138,625	982,118	276,946	177,508	1,390,541
1 Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $276,946 and “Other operating expenses” of $177,508 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$455,852
Other income[3]	(9,230)
Other expenses[3]	7,832
Total	$454,454

3 In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $168 and $16,054, respectively.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2012, 2011 and 2010

($ thousands)	Direct Amount	Assumed From Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed To Net
2012
Premiums earned:
Accident and health insurance	$58	—	58	—	—
Property and liability insurance	1,872,949	65,884	354,714	1,584,119	4%
Total premiums earned	1,873,007	65,884	354,772	1,584,119	4%
2011
Premiums earned:
Accident and health insurance	$62	—	62	—	—
Property and liability insurance	1,692,959	29,011	282,657	1,439,313	2%
Total premiums earned	1,693,021	29,011	282,719	1,439,313	2%
2010
Premiums earned:
Accident and health insurance	$67	—	67	—	—
Property and liability insurance	1,654,234	26,619	264,255	1,416,598	2%
Total premiums earned	1,654,301	26,619	264,322	1,416,598	2%

EXHIBIT INDEX

Exhibit
Number
3.1
Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

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

4.2
Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 18, 2004, File No. 000-08641).

4.3
Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 000-08641).

4.4
Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 000-08641).

4.5
Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 000-08641).

4.6
Form of Junior Subordinated Debt Indenture between Selective Insurance Group, Inc. and U.S. Bank National Association (incorporated by reference herein to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 No. 333-137395).

4.7
First Supplemental Indenture, dated as of September 25, 2006, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 7.5% Junior Subordinated Notes due 2066 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 27, 2006, File No. 000-08641).

10.1
Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.2
Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

10.2a
Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

10.3+	Selective Insurance Stock Option Plan II (incorporated by reference herein to Exhibit 10.13b to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-08641).

Exhibit
Number
10.3a+
Amendment to the Selective Insurance Stock Option Plan II, as amended, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.4+
Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed April 1, 2002, File No. 000-08641).

10.4a+
Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.5+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.6+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-08641).

10.7+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-08641).

10.8+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.9+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-08641).

10.10+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-08641).

10.11+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-08641).

10.12+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.13+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.14+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 000-08641).

Exhibit
Number
10.15+	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.16+
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009), amended and restated effective July 1, 2009 (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.17+
Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2010 (incorporated by reference herein to Appendix D to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.18+
Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.19+
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

10.21+
Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.22+
Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.23+
Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.24+
Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.25+
Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.26+
Employment Agreement between Selective Insurance Company of America and Dale A. Thatcher, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

Exhibit
Number
10.27+
Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.28+
Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23f of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.29+
Employment Agreement between Selective Insurance Company of America and Ronald E. St. Clair, dated as of April 11, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2011, File No. 001-33067).

10.30+
Employment Agreement between Selective Insurance Company of America and Ronald J. Zaleski, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23i of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.31+
Employment Agreement between Selective Insurance Company of America and Kimberly J. Burnett, dated as of March 5, 2012 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2012, File No. 001-33067).

10.32
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of June 13, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2011, File No. 001-33067).

10.33
Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2005, File No. 000-08641).

10.34
Stock and Asset Purchase Agreement, dated as of October 27, 2009, by and among Selective Insurance Group, Inc., Selective HR Solutions, Inc. and its subsidiaries, and AlphaStaff Group, Inc. and certain of its subsidiaries (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 30, 2009, File No. 001-33067).

10.35
Amendment No. 1 to the Stock Purchase Agreement, dated December 23, 2009 (incorporated by reference herein to Exhibit 10.26a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.36
Amendment No. 2 to the Stock and Asset Purchase Agreement, dated December 14, 2010 (incorporated by reference herein to Exhibit 10.26b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

10.37+
Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.38+
Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

10.39
Stock Purchase Agreement by and between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc., dated September 19, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2011, File No. 001-33067).

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of Annabelle G. Bexiga

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of Joan M. Lamm-Tennant.

*24.6	Power of Attorney of Michael J. Morrissey.

*24.7	Power of Attorney of Cynthia S. Nicholson.

*24.8	Power of Attorney of Ronald L. O'Kelley.

*24.9	Power of Attorney of William M. Rue.

*24.10	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement