Form 10-Q
period 2013-03-31
SELECTIVE INSURANCE GROUP INC
filed 2013-04-25
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
or

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
Yes ☐          No ☒
As of March 31, 2013, there were 55,530,973 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $543,553 – 2013; $594,661 – 2012)	$507,771	554,069
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,314,989 – 2013; $3,130,683 – 2012)	3,465,981	3,296,013
Equity securities, available-for-sale – at fair value (cost: $143,564 – 2013; $132,441 – 2012)	174,745	151,382
Short-term investments (at cost which approximates fair value)	163,440	214,479
Other investments	109,855	114,076
Total investments (Note 5)	4,421,792	4,330,019
Cash	296	210
Interest and dividends due or accrued	35,254	35,984
Premiums receivable, net of allowance for uncollectible accounts of: $4,152 – 2013; $3,906 – 2012	520,590	484,388
Reinsurance recoverables, net	788,000	1,421,109
Prepaid reinsurance premiums	134,222	132,637
Current federal income tax	—	2,569
Deferred federal income tax	105,014	119,136
Property and equipment – at cost, net of accumulated depreciation and amortization of: $171,715 – 2013; $169,428 – 2012	48,327	47,131
Deferred policy acquisition costs	158,486	155,523
Goodwill	7,849	7,849
Other assets	124,197	57,661
Total assets	$6,344,027	6,794,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,474,392	4,068,941
Unearned premiums	1,005,475	974,706
Notes payable (Note 9)	392,393	307,387
Current federal income tax	3,075	—
Accrued salaries and benefits	103,868	152,396
Other liabilities	228,479	200,194
Total liabilities	$5,207,682	5,703,624

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 98,708,185 – 2013; 98,194,224 – 2012	197,416	196,388
Additional paid-in capital	276,717	270,654
Retained earnings	1,139,111	1,125,154
Accumulated other comprehensive income (Note 11)	81,921	54,040
Treasury stock – at cost (shares: 43,177,212 – 2013; 43,030,776 – 2012)	(558,820)	(555,644)
Total stockholders’ equity	1,136,345	1,090,592
Commitments and contingencies (Note 14)
Total liabilities and stockholders’ equity	$6,344,027	6,794,216

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2013	2012
Revenues:
Net premiums earned	$420,940	378,829
Net investment income earned	32,870	32,628
Net realized gains:
Net realized investment gains	5,304	4,779
Other-than-temporary impairments	(1,919)	(257)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(30)	(164)
Total net realized gains	3,355	4,358
Other income	2,784	3,533
Total revenues	459,949	419,348

Expenses:
Loss and loss expense incurred	269,849	252,906
Policy acquisition costs	139,528	127,958
Interest expense	5,831	4,700
Other expenses	15,873	10,593
Total expenses	431,081	396,157

Income from continuing operations, before federal income tax	28,868	23,191

Federal income tax expense (benefit):
Current	7,453	7,178
Deferred	(890)	(2,080)
Total federal income tax expense	6,563	5,098

Net income from continuing operations	22,305	18,093

Loss on disposal of discontinued operations, net of tax of $(538)	(997)	—

Net income	$21,308	18,093

Earnings per share:
Basic net income from continuing operations	$0.40	0.33
Basic net loss from discontinued operations	(0.02)	—
Basic net income	$0.38	0.33

Diluted net income from continuing operations	$0.40	0.33
Diluted net loss from discontinued operations	(0.02)	—
Diluted net income	$0.38	0.33

Dividends to stockholders	$0.13	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2013	2012
Net income	$21,308	18,093

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	2,394	12,873
Non-credit portion of other-than-temporary impairment losses recognized in other comprehensive income	24	238
Amortization of net unrealized gains on held-to-maturity securities	(413)	(516)
Less: reclassification adjustment for gains included in net income	(3,937)	(2,833)
Total unrealized gains on investment securities	(1,932)	9,762

Defined benefit pension and post-retirement plans:
Net actuarial gain	28,600	—
Reversal of amortization items:
Net actuarial loss included in net income	1,196	903
Prior service cost included in net income	6	25
Curtailment expense included in net income	11	—
Total defined benefit pension and post-retirement plans	29,813	928
Other comprehensive income	27,881	10,690
Comprehensive income	$49,189	28,783

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands)	2013	2012
Common stock:
Beginning of year	$196,388	194,494
Dividend reinvestment plan (shares: 17,314 – 2013; 22,916 – 2012)	35	46
Stock purchase and compensation plans (shares: 496,647 – 2013; 540,322 – 2012)	993	1,080
End of period	197,416	195,620

Additional paid-in capital:
Beginning of year	270,654	257,370
Dividend reinvestment plan	349	358
Stock purchase and compensation plans	5,714	4,608
End of period	276,717	262,336

Retained earnings:
Beginning of year	1,125,154	1,116,319
Net income	21,308	18,093
Dividends to stockholders ($0.13 per share – 2013 and 2012)	(7,351)	(7,270)
End of period	1,139,111	1,127,142

Accumulated other comprehensive income:
Beginning of year	54,040	42,294
Other comprehensive income	27,881	10,690
End of period	81,921	52,984

Treasury stock:
Beginning of year	(555,644)	(552,149)
Acquisition of treasury stock (shares: 146,436 – 2013; 168,614 – 2012)	(3,176)	(3,015)
End of period	(558,820)	(555,164)
Total stockholders’ equity	$1,136,345	1,082,918

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended March 31,
($ in thousands)	2013	2012
Operating Activities
Net income	$21,308	18,093

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,148	9,748
Loss on disposal of discontinued operations	997	—
Stock-based compensation expense	3,692	3,329
Undistributed losses of equity method investments	426	764
Net realized gains	(3,355)	(4,358)
Retirement income plan curtailment expense	16	—

Changes in assets and liabilities:
Increase in reserves for loss and loss expense, net of reinsurance recoverables	38,556	6,311
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	30,106	41,769
Decrease in net federal income taxes	5,290	4,227
Increase in premiums receivable	(36,202)	(25,107)
Increase in deferred policy acquisition costs	(2,963)	(8,570)
Decrease in interest and dividends due or accrued	384	1,108
Decrease in accrued salaries and benefits	(4,528)	(5,356)
Decrease in accrued insurance expenses	(12,378)	(13,476)
Other-net	(26,357)	7,373
Net adjustments	6,832	17,762
Net cash provided by operating activities	28,140	35,855

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(308,289)	(226,525)
Purchase of equity securities, available-for-sale	(2)	(39,724)
Purchase of other investments	(2,329)	(2,990)
Purchase of short-term investments	(644,274)	(368,210)
Purchase of subsidiary	—	255
Sale of subsidiary	225	287
Sale of fixed maturity securities, available-for-sale	6,851	14,308
Sale of short-term investments	695,313	410,780
Redemption and maturities of fixed maturity securities, held-to-maturity	28,644	38,879
Redemption and maturities of fixed maturity securities, available-for-sale	124,975	84,124
Sale of equity securities, available-for-sale	—	57,513
Distributions from other investments	3,447	5,299
Purchase of property and equipment	(3,673)	(2,263)
Net cash used in investing activities	(99,112)	(28,267)

Financing Activities
Dividends to stockholders	(6,824)	(6,713)
Acquisition of treasury stock	(3,176)	(3,015)
Net proceeds from stock purchase and compensation plans	1,164	769
Proceeds from issuance of notes payable, net of debt issuance costs	178,623	—
Repayment of notes payable	(100,000)	—
Excess tax benefits from share-based payment arrangements	1,271	870
Net cash provided by (used in) financing activities	71,058	(8,089)
Net increase (decrease) in cash	86	(501)
Cash, beginning of year	210	762
Cash, end of period	$296	261
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

We classify our business into three operating segments:

•
Our Standard Insurance Operations segment, which is comprised of both commercial lines ("Commercial Lines") and personal lines ("Personal Lines") business, sells property and casualty insurance products and services in the standard market, including flood insurance through the National Flood Insurance Program's ("NFIP") write-your-own ("WYO") program;

•
Our E&S Insurance Operations segment, which is comprised of Commercial Lines property and casualty insurance products and services that are unavailable in the standard market due to market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•
Our Investments segment - invests the premiums collected by our Standard and E&S Insurance Operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the first quarters ended March 31, 2013 (“First Quarter 2013”) and March 31, 2012 (“First Quarter 2012”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

NOTE 3. Adoption of Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component; and (ii) significant items reclassified out of AOCI. Prospective application of ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We have included the disclosures required by ASU 2013-02 in the notes to our Financial Statements, as required.

NOTE 4. Statements of Cash Flow
Cash paid during the period for interest and federal income taxes was as follows:

	Quarter ended March 31,
($ in thousands)	2013	2012
Cash paid during the period for:
Interest	$1,964	2,111
Federal income tax	—	—

At March 31, 2013, included in 'Other Assets' on the Consolidated Balance Sheets, was $33.5 million of cash received from the NFIP which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gain and losses, carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities were as follows:

March 31, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	192	5,484	190	—	5,674
Obligations of state and political subdivisions	448,591	5,664	454,255	26,909	(27)	481,137
Corporate securities	35,986	(726)	35,260	4,374	—	39,634
Asset-backed securities (“ABS”)	6,819	(964)	5,855	1,065	—	6,920
Commercial mortgage-backed securities (“CMBS”)	8,031	(1,114)	6,917	3,271	—	10,188
Total HTM fixed maturity securities	$504,719	3,052	507,771	35,809	(27)	543,553

December 31, 2012
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	212	5,504	367	—	5,871
Obligations of state and political subdivisions	491,180	6,769	497,949	28,996	(23)	526,922
Corporate securities	38,285	(812)	37,473	4,648	—	42,121
ABS	6,980	(1,052)	5,928	1,170	—	7,098
CMBS	8,406	(1,191)	7,215	5,434	—	12,649
Total HTM fixed maturity securities	$550,143	3,926	554,069	40,615	(23)	594,661

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.4 years as of March 31, 2013.

During First Quarter 2013, seven securities with a carrying value of $15.8 million and a net unrecognized gain position of $0.9 million were reclassified from an HTM designation to an available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Services ("Moody's"). These unexpected rating downgrades raised significant concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

March 31, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$229,718	15,950	(4)	245,664
Foreign government	28,808	1,472	(116)	30,164
Obligations of states and political subdivisions	810,375	40,630	(1,059)	849,946
Corporate securities	1,456,347	77,266	(860)	1,532,753
ABS	170,026	1,971	(55)	171,942
CMBS[1]	144,120	3,523	(1,103)	146,540
Residential mortgage-backed securities (“RMBS”)[2]	475,595	13,832	(455)	488,972
AFS fixed maturity securities	3,314,989	154,644	(3,652)	3,465,981
AFS equity securities	143,564	31,622	(441)	174,745
Total AFS securities	$3,458,553	186,266	(4,093)	3,640,726

December 31, 2012
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$241,874	17,219	(1)	259,092
Foreign government	28,813	1,540	(124)	30,229
Obligations of states and political subdivisions	773,953	44,398	(327)	818,024
Corporate securities	1,368,954	81,696	(402)	1,450,248
ABS	126,330	2,319	(9)	128,640
CMBS[1]	133,763	4,572	(1,216)	137,119
RMBS[2]	456,996	15,961	(296)	472,661
AFS fixed maturity securities	3,130,683	167,705	(2,375)	3,296,013
AFS equity securities	132,441	19,400	(459)	151,382
Total AFS securities	$3,263,124	187,105	(2,834)	3,447,395

1 CMBS includes government guaranteed agency securities with a fair value of $42.3 million at March 31, 2013 and $48.9 million at December 31, 2012.
2 RMBS includes government guaranteed agency securities with a fair value of $85.0 million at March 31, 2013 and $91.0 million at December 31, 2012.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2013 and December 31, 2012, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

March 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$3,502	(4)	—	—
Foreign government	—	—	2,880	(116)
Obligations of states and political subdivisions	133,593	(1,059)	—	—
Corporate securities	73,175	(812)	3,059	(48)
ABS	46,519	(55)	—	—
CMBS	45,901	(395)	11,269	(708)
RMBS	49,313	(267)	2,982	(188)
Total fixed maturity securities	352,003	(2,592)	20,190	(1,060)
Equity securities	24,871	(441)	—	—
Subtotal	$376,874	(3,033)	20,190	(1,060)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$358	(32)	30	896	(35)	27
ABS	—	—	—	2,855	(798)	739
Subtotal	$358	(32)	30	3,751	(833)	766
Total AFS and HTM	$377,232	(3,065)	30	23,941	(1,893)	766

December 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	$1,218	(33)	29	3,968	(887)	791
Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791
 1Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
2Unrecognized gains represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our net unrealized/unrecognized loss positions increased by $1.2 million as of March 31, 2013 compared to December 31, 2012 as follows:

($ in thousands)
March 31, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
174	80% - 99%	$3,918	100	80% - 99%	$2,701
1	60% - 79%	244	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$4,162			$2,934

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

At March 31, 2013, we had 175 securities in an aggregate unrealized/unrecognized loss position of $4.2 million, $1.1 million of which have been in a loss position for more than 12 months. Securities that have had non-credit OTTI impairments comprised $0.6 million of the $1.1 million balance. The remainder of the $1.1 million balance is related to securities that were, on average, 3% impaired compared to their amortized cost.

At December 31, 2012, we had 101 securities in an aggregate unrealized/unrecognized loss position of $2.9 million, $1.7 million of which had been in a loss position for more than 12 months. Securities that have had non-credit OTTI impairments comprised $0.9 million of the $1.7 million balance. The remainder of the $1.7 million balance is related to securities that were, on average, 5% impaired compared to their amortized cost.

We do not have the intent to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of March 31, 2013. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at March 31, 2013:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$100,082	103,261
Due after one year through five years	363,382	389,774
Due after five years through 10 years	41,427	46,831
Due after 10 years	2,880	3,687
Total HTM fixed maturity securities	$507,771	543,553

Listed below are AFS fixed maturity securities at March 31, 2013:

($ in thousands)	Fair Value
Due in one year or less	$348,176
Due after one year through five years	2,041,329
Due after five years through 10 years	1,046,526
Due after 10 years	29,950
Total AFS fixed maturity securities	$3,465,981

(e) The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2013
($ in thousands)	March 31, 2013	December 31, 2012	Remaining Commitment
Alternative Investments
Secondary private equity	$27,780	28,032	7,466
Energy/power generation	18,218	18,640	7,825
Private equity	17,732	18,344	4,697
Distressed debt	12,406	12,728	2,922
Real Estate	12,214	11,751	10,292
Mezzanine financing	12,179	12,692	21,337
Venture capital	7,370	7,477	400
Total alternative investments	107,899	109,664	54,939
Other securities	1,956	4,412	1,412
Total other investments	$109,855	114,076	56,351

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

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

Income Statement Information
Quarter ended December 31,
($ in millions)	2012	2011
Net investment income	$204.8	36.1
Realized gains	593.4	750.7
Net change in unrealized depreciation	(417.5)	(487.4)
Net income	$380.7	299.4
Selective’s insurance subsidiaries’ other investments income	$3.6	2.0

(f) At March 31, 2013, we had 31 fixed maturity securities, with a carrying value of $62.1 million, that were pledged as collateral for our outstanding borrowing of $58.0 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This outstanding borrowing is included in “Notes payable” on the Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

In addition, certain bonds with a carrying value of $27.2 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2013	2012
Fixed maturity securities	$30,089	31,350
Equity securities	1,207	1,237
Short-term investments	52	38
Other investments	3,602	2,000
Miscellaneous income	—	39
Investment expenses	(2,080)	(2,036)
Net investment income earned	$32,870	32,628

(h) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2013
($ in thousands)	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
AFS fixed maturity securities
RMBS	$(22)	(30)	8
Total AFS fixed maturity securities	(22)	(30)	8
Equity securities	217	—	217
Other investments	1,724	—	1,724
OTTI losses	$1,919	(30)	1,949

First Quarter 2012
($ in thousands)	Gross	Included in OCI	Recognized in Earnings
AFS fixed maturity securities
ABS	$32	—	32
CMBS	108	—	108
RMBS	(54)	(164)	110
Total AFS fixed maturities	86	(164)	250
Equity securities	171	—	171
OTTI losses	$257	(164)	421

The majority of the OTTI charges in First Quarter 2013 relate to an investment in a limited liability company within our other investments portfolio that has sustained significant losses for which we do not anticipate recovery. For a discussion of our evaluation for OTTI of fixed maturity securities, short-term investments, equity securities and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended March 31,
($ in thousands)	2013	2012
Balance, beginning of period	$7,477	6,602
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	9	109
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,486	6,711

(i) The components of net realized gains, excluding OTTI charges, were as follows:

	Quarter ended March 31,
($ in thousands)	2013	2012
HTM fixed maturity securities
Gains	$—	153
Losses	(37)	(81)
AFS fixed maturity securities
Gains	951	405
Losses	(253)	(43)
AFS equity securities
Gains	5,671	4,775
Losses	(168)	(428)
Short-term investments
Losses	—	(2)
Other Investments
Losses	(860)	—
Total other net realized investment gains	5,304	4,779
Total OTTI charges recognized in earnings	(1,949)	(421)
Total net realized gains	$3,355	4,358

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Of the $5.3 million in net realized gains in First Quarter 2013, $5.5 million were related to the sale of AFS equity securities due to a rebalancing of our equity portfolio. Net realized investment gains in First Quarter 2012 of $4.8 million reflected the impact of rebalancing securities within the equity securities portfolio, which resulted in net realized gains of $4.3 million.

Proceeds from the sale of AFS securities were $6.9 million in First Quarter 2013 as $35.6 million in proceeds remained unsettled at March 31, 2013 for the rebalancing of the equity portfolio. Proceeds from the sale of AFS securities were $71.8 million in First Quarter 2012.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$507,771	543,553	554,069	594,661
AFS	3,465,981	3,465,981	3,296,013	3,296,013
Equity securities, AFS	174,745	174,745	151,382	151,382
Short-term investments	163,440	163,440	214,479	214,479
Receivable for proceeds related to sale of Selective HR Solutions (“Selective HR”)	—	—	2,705	2,705
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,539	13,000	13,595
1.25% borrowings from FHLBI	45,000	45,649	45,000	45,590
7.50% Junior Notes	—	—	100,000	101,480
6.70% Senior Notes	99,481	110,815	99,475	107,707
7.25% Senior Notes	49,912	52,641	49,912	52,689
5.875% Senior Notes	185,000	184,630	—	—
Total notes payable	$392,393	407,274	307,387	321,061

The fair values of our financial assets and liabilities are generated using various valuation techniques and are placed into the fair value hierarchy considering the following: (i) the highest priority is given to quoted prices in active markets for identical assets (Level 1); (ii) the next highest priority is given to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets (Level 2); and (iii) the lowest priority is given to unobservable inputs supported by little or no market activity and that reflect our assumptions about the exit price, including assumptions that market participants would use in pricing the asset (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. Transfers between levels in the fair value hierarchy are recognized at the end of the reporting period.

For a discussion of the techniques used to value the majority of our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report. The 5.875% Senior Notes were valued based on a quoted market price (Level 1).

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2013 and December 31, 2012:

March 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 3/31/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$245,664	104,507	122,185	18,972
Foreign government	30,163	—	30,163	—
Obligations of states and political subdivisions	849,946	—	849,946	—
Corporate securities	1,532,753	—	1,529,851	2,902
ABS	171,943	—	165,887	6,056
CMBS	146,540	—	140,179	6,361
RMBS	488,972	—	488,972	—
Total AFS fixed maturity securities	3,465,981	104,507	3,327,183	34,291
Equity securities	174,745	167,203	4,642	2,900
Short-term investments	163,440	163,440	—	—
Total assets	$3,804,166	435,150	3,331,825	37,191

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/12	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$259,092	115,861	123,442	19,789
Foreign government	30,229	—	30,229	—
Obligations of states and political subdivisions	818,024	—	818,024	—
Corporate securities	1,450,247	—	1,447,301	2,946
ABS	128,640	—	122,572	6,068
CMBS	137,119	—	129,957	7,162
RMBS	472,662	—	472,662	—
Total AFS fixed maturity securities	3,296,013	115,861	3,144,187	35,965
Equity securities	151,382	147,775	—	3,607
Short-term investments	214,479	214,479	—	—
Receivable for proceeds related to sale of Selective HR	2,705	—	—	2,705
Total assets	$3,664,579	478,115	3,144,187	42,277

[1]	There were no transfers of securities between Level 1 and Level 2.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for March 31, 2013 and December 31, 2012:

March 31, 2013
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
Total net (losses) gains for the period included in:
OCI[1]	(153)	16	(12)	248	3,935	—	4,034
Net income[2,3]	(43)	—	—	134	—	(1,480)	(1,389)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(621)	(60)	—	(1,183)	—	(225)	(2,089)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(4,642)	(1,000)	(5,642)
Fair value, March 31, 2013	$18,972	2,902	6,056	6,361	2,900	—	37,191
1 Amounts are reported in “Unrealized holding gains arising during period” on the Consolidated Statements of Comprehensive Income.
2 Amounts are reported in “Net realized gains ” for realized gains and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income.
3 For the receivable related to the sale of Selective HR, amounts in “Loss on disposal of discontinued operations, net of tax” relate to an impairment charge and amounts in “Other income” relate to interest accretion on the Consolidated Statements of Income.

December 31, 2012
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
1 Amounts are reported in “Unrealized holding gains arising during period” on the Consolidated Statements of Comprehensive Income in our 2012 Annual Report.
2 Amounts are reported in “Net realized gains (losses)” for realized gains and losses and “Net investment income earned” for amortization for the CMBS securities on the Consolidated Statements of Income in our 2012 Annual Report.
3 Amounts are reported in “Other income” for the receivable related to the sale of Selective HR on the Consolidated Statements of Income in our 2012 Annual Report and are related to interest accretion on the receivable.

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2012 Annual Report, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. At March 31, 2013 and December 31, 2012, fixed maturity securities with aggregate fair values of $34.3 million and $36.0 million, respectively, were measured using Level 3 inputs primarily due to the availability and nature of the pricing used at the valuation dates.

In 2012, fixed maturity securities with a fair value of $9.0 million were transferred into Level 3 during the year. These transfers were primarily related to securities that had been previously priced using Level 2 inputs, but due to the availability and nature of the pricing used at the valuation dates, were priced using Level 3 inputs at December 31, 2012. In addition, certain of these transfers related to securities that had previously been classified as HTM, and therefore not measured at fair value, for which available pricing at December 31, 2012 used Level 3 inputs. Securities with a fair value of $8.5 million were transferred out of Level 3 due to the current availability of Level 2 pricing at December 31, 2012 that was not available previously.

Equity securities with fair values of $2.9 million and $3.6 million, respectively, were measured using Level 3 inputs at March 31, 2013 and December 31, 2012, respectively. During 2012, two non-publicly traded equity securities were transferred into Level 3 due to the nature of the quotes used at the valuation date. At March 31, 2013, one of the securities was transferred out of Level 3 and into Level 2, as the pricing as of that date was based on a quoted price in an inactive market. At each reporting date, we review the fair values received on these securities for reasonableness.

At December 31, 2012, the receivable related to the sale of Selective HR was contingent on the purchaser's ability to retain business subsequent to the sale. At that time, the fair value of this receivable was measured using unobservable inputs, the most significant of which was our assumption regarding the retention of business. If that assumption were to have changed by +/- 10%, the value of the receivable would have been increased/decreased by approximately $0.1 million. Based on discussions with the purchaser to settle this recoverable in the near term, we currently estimate the recoverable amount to be $1.0 million. As a result, this receivable was transferred out of Level 3 at March 31, 2013. See Note 12. "Discontinued Operations" of this Form 10-Q for a discussion of the First Quarter 2013 impairment charge recorded on this receivable.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2013 and December 31, 2012:

March 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 3/31/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,674	—	5,674	—
Obligations of states and political subdivisions	481,137	—	481,137	—
Corporate securities	39,634	—	34,802	4,832
ABS	6,920	—	6,920	—
CMBS	10,188	—	10,188	—
Total HTM fixed maturity securities	$543,553	—	538,721	4,832
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,539	—	13,539	—
1.25% borrowings from FHLBI	45,649	—	45,649	—
6.70% Senior Notes	110,815	110,815	—	—
7.25% Senior Notes	52,641	—	52,641	—
5.875% Senior Notes	184,630	184,630	—	—
Total notes payable	$407,274	295,445	111,829	—

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,871	—	5,871	—
Obligations of states and political subdivisions	526,922	—	526,922	—
Corporate securities	42,121	—	37,289	4,832
ABS	7,097	—	5,698	1,399
CMBS	12,650	—	12,650	—
Total HTM fixed maturity securities	$594,661	—	588,430	6,231
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,595	—	13,595	—
1.25% borrowings from FHLBI	45,590	—	45,590	—
7.50% Junior Notes	101,480	101,480	—	—
6.70% Senior Notes	107,707	107,707	—	—
7.25% Senior Notes	52,689	—	52,689	—
Total notes payable	$321,061	209,187	111,874	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

	Quarter ended March 31,
($ in thousands)	2013	2012
Premiums written:
Direct	$528,816	475,966
Assumed	8,482	21,989
Ceded	(87,174)	(77,783)
Net	$450,124	420,172
Premiums earned:
Direct	$494,066	451,988
Assumed	12,463	15,049
Ceded	(85,589)	(88,208)
Net	$420,940	378,829
Loss and loss expense incurred:
Direct	$365,646	252,203
Assumed	9,074	10,599
Ceded	(104,871)	(9,896)
Net	$269,849	252,906

The growth in direct premium written ("DPW") for our ten insurance subsidiaries ("Insurance Subsidiaries") in First Quarter 2013 compared to First Quarter 2012 reflects: (i) pure price increases that we have achieved in our Standard Insurance Operations; and (ii) strong retention in our Standard Insurance Operations.

Direct premium earned increases in First Quarter 2013 were consistent with the fluctuation in DPW for the twelve-month period ended March 31, 2013 as compared to the twelve-month period ended March 31, 2012.

Assumed premiums written for First Quarter 2013 decreased compared to the same period last year as E&S business, which was previously written through a reinsurance agreement, is now written by our Insurance Subsidiaries. Decreases in assumed premiums earned in First Quarter 2013 compared to First Quarter 2012 were driven by the E&S premiums.
Direct loss and loss expense incurred in First Quarter 2013 included approximately $55 million of loss reserve increases for flood coverage under the NFIP related to Hurricane Sandy, which occurred in October 2012. Estimated gross flood losses related to Hurricane Sandy were $1,094 million at March 31, 2013 and $1,039 million at December 31, 2012. As all flood losses are fully ceded under the NFIP, the increase in the direct loss and loss expenses drive the corresponding increase in our ceded losses. The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

NFIP	Quarter ended March 31,
($ in thousands)	2013	2012
Ceded premiums written	$(56,707)	(51,724)
Ceded premiums earned	(55,327)	(51,905)
Ceded loss and loss expense incurred	(76,176)	14,922

In addition to the direct and ceded losses being higher in First Quarter 2013, 2012 reflects the fact that Hurricane Irene and Tropical Storm Lee claims were settled for less than their original estimates.

NOTE 8. Segment Information
The results of our three operating segments are used by senior management to manage our operations. These segments are evaluated based on the following:

•
Our Standard Insurance Operations segment and our E&S Insurance Operations segment are evaluated based on statutory underwriting results (net premiums earned, incurred loss and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios; and

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

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2013	2012
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$74,347	70,484
Workers compensation	66,084	65,811
General liability	97,703	90,143
Commercial property	53,415	49,371
Businessowners’ policies	18,540	16,857
Bonds	4,764	4,663
Other	2,992	3,168
Total standard Commercial Lines	317,845	300,497
Personal automobile	38,393	37,456
Homeowners	31,135	27,958
Other	3,508	3,195
Total standard Personal Lines	73,036	68,609
Total Standard Insurance Operations net premiums earned	390,881	369,106
Miscellaneous income	2,720	3,457
Total Standard Insurance Operations revenue	393,601	372,563
E&S Insurance Operations:
Net premiums earned	30,059	9,723
Investments:
Net investment income	32,870	32,628
Net realized investment gains	3,355	4,358
Total investment revenues	36,225	36,986
Total all segments	459,885	419,272
Other income	64	76
Total revenues from continuing operations	$459,949	419,348

Income from Continuing Operations before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2013	2012
Standard Insurance Operations:
Commercial Lines underwriting gain	$6,102	409
Personal Lines underwriting gain	5,973	3,121
Total Standard Insurance Operations underwriting gain, before federal income tax	12,075	3,530
GAAP combined ratio	96.9%	99.0
Statutory combined ratio	96.8%	98.0

E&S Insurance Operations:
Underwriting gain (loss)	86	(4,893)
GAAP combined ratio	99.7%	150.3
Statutory combined ratio	98.2%	120.3

Investments:
Net investment income	32,870	32,628
Net realized investment gains	3,355	4,358
Total investment income, before federal income tax	36,225	36,986

Total all segments	48,386	35,623
Interest expense	(5,831)	(4,700)
General corporate and other expenses	(13,687)	(7,732)
Income from continuing operations before federal income tax	$28,868	23,191

NOTE 9. Indebtedness
In First Quarter 2013, we issued $185 million of 5.875% Senior Notes due 2043. The Senior Notes will pay interest on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2013, and at maturity. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066, which had an associated $3.3 million pre-tax write-off for the remaining capitalized debt issuance costs on these notes. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. For additional information related to all our outstanding debt, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

NOTE 10. Retirement Plans
The Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan") were amended in First Quarter 2013 to curtail the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016. The curtailment of the plans resulted in a net actuarial gain recognized in OCI of $44.0 million on a pre-tax basis.

As a result of the curtailment, the Retirement Income Plan was re-measured as of March 31, 2013. When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Retirement Income Plan's obligations, as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which the Retirement Income Plan's liabilities can be effectively settled. The expected rate of return on plan assets at March 31, 2013 remained at 7.40%, consistent with our December 31, 2012 assumption. For re-measurement, we determined that the most appropriate discount rate was 4.66%, up slightly from 4.42% determined as of December 31, 2012.

Eligible employees impacted by the curtailment of the Retirement Income Plan, began receiving on April 5, 2013, an enhanced company contribution to the Selective Insurance Retirement Savings Plan of 4% of base salary, which is the enhanced company contribution currently provided to all employees not eligible to participate in the Retirement Income Plan.

The funded status of the Retirement Income Plan recognized in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, was as follows:

	Retirement Income Plan
($ in thousands)	March 31, 2013	December 31, 2012
Change in Benefit Obligation:
Benefit obligation, beginning of year	$302,647	254,009
Service cost	2,449	8,091
Interest cost	3,303	12,981
Actuarial (gain) losses	(11,485)	33,596
Benefits paid	(1,598)	(6,030)
Impact of curtailment	(29,603)	—
Benefit obligation, end of period	$265,713	302,647

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$207,150	182,614
Actual return on plan assets, net of expenses	6,760	21,896
Contribution by employer to funded plans	2,650	8,550
Contribution by employer to unfunded plans	30	120
Benefits paid	(1,598)	(6,030)
Fair value of assets, end of period	$214,992	207,150

Funded status	$(50,721)	(95,497)

Amount Recognized in Consolidated Balance Sheet:
Liabilities	$(50,721)	(95,497)
Net pension liability, end of period	$(50,721)	(95,497)

Amount Recognized in AOCI:
Prior service cost	$—	26
Net actuarial loss	57,543	103,365
Total	$57,543	103,391

Other Information:
Accumulated benefit obligation	$257,412	265,899

Weighted-Average Liability Assumptions:
Discount Rate	4.66%	4.42
Rate of compensation increase	4.00%	4.00

The following table shows the cost of the Retirement Income Plan and the life insurance benefit ("Retirement Life Plan") for the quarterly periods ended March 31, 2013 and March 31, 2012:

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
($ in thousands)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI:

Net Periodic Benefit Cost:
Service cost	$2,449	2,154	—	—
Interest cost	3,303	3,230	70	74
Expected return on plan assets	(3,848)	(3,547)	—	—
Amortization of unrecognized prior service cost	10	38	—	—
Amortization of unrecognized net actuarial loss	1,822	1,383	18	7
Curtailment expense	16	—	—	—
Total net periodic cost	$3,752	3,258	88	81

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Net actuarial gain due to curtailment	$(44,000)	—	—	—
Reversal of amortization of net actuarial loss	(1,822)	(1,383)	(18)	(7)
Reversal of amortization of prior service cost	(10)	(38)	—	—
Curtailment expense	(16)	—	—	—
Total recognized in OCI	$(45,848)	(1,421)	(18)	(7)

Total recognized in net periodic benefit cost and OCI	$(42,096)	1,837	70	74

The amortization of prior service cost related to the Retirement Income Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Retirement Income Plan.

The estimated net actuarial loss for the Retirement Income Plan that will be amortized from AOCI into net periodic benefit cost during the 2013 fiscal year is $4.1 million.

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
	2013	2012	2013	2012
Weighted-Average Expense Assumptions:
Discount rate	4.42%	5.16	4.42	5.16
Expected return on plan assets	7.40%	7.75	—	—
Rate of compensation increase	4.00%	4.00	—	—

The following table presents future benefit payments expected under the Retirement Income Plan:

($ in thousands)	Retirement Income Plan
Benefits Expected to be Paid in Future Years
Fiscal Years:
2013	$7,586
2014	8,384
2015	9,148
2016	9,942
2017	10,810
2018-2022	67,447

For additional information regarding our retirement plans, refer to Note 15. "Retirement Plans" included in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2013 and 2012 are as follows:

First Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$27,333	6,025	21,308
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	3,684	1,290	2,394
Portion of OTTI recognized in OCI	37	13	24
Amortization of net unrealized gains on HTM securities	(636)	(223)	(413)
Reclassification adjustment for gains included in net income	(6,057)	(2,120)	(3,937)
Net unrealized gains	(2,972)	(1,040)	(1,932)
Defined benefit pension and post-retirement plans:
Net actuarial gain	44,000	15,400	28,600
Reversal of amortization items:
Net actuarial loss	1,840	644	1,196
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	45,866	16,053	29,813
Comprehensive income	$70,227	21,038	49,189

First Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$23,191	5,098	18,093
Components of OCI:
Unrealized gains on securities:
Unrealized holding gains during the period	19,804	6,931	12,873
Portion of OTTI recognized in OCI	367	129	238
Amortization of net unrealized gains on HTM securities	(794)	(278)	(516)
Reclassification adjustment for gains included in net income	(4,359)	(1,526)	(2,833)
Net unrealized gains	15,018	5,256	9,762
Defined benefit pension and post-retirement plans:
Reversal of amortization items:
Net actuarial loss	1,390	487	903
Prior service cost	38	13	25
Defined benefit pension and post-retirement plans	1,428	500	928
Comprehensive income	$39,637	10,854	28,783

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2013 are as follows:

March 31, 2013	Net Unrealized (Loss) Gain
($ in thousands)	OTTI Related	HTM Related	All Other	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2012	$(1,658)	2,594	121,391	(68,287)	54,040
OCI before reclassifications	19	(106)	2,500	28,600	31,013
Amounts reclassified from AOCI	5	(466)	(3,884)	1,213	(3,132)
Net current period OCI	24	(572)	(1,384)	29,813	27,881
Balance, March 31, 2013	$(1,634)	2,022	120,007	(38,474)	81,921

The reclassifications out of AOCI for the quarterly period ended March 31, 2013 are as follows:

2013	Amount Reclassified from AOCI	Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)
OTTI related
Amortization of non-credit OTTI losses on HTM securities	$7	Net investment income earned
	7	Income from continuing operations before federal income tax
	(2)	Total federal income tax expense
	5	Net income
HTM related
Unrealized gains and losses on HTM disposals	(81)	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(636)	Net investment income earned
	(717)	Income from continuing operations before federal income tax
	251	Total federal income tax expense
	(466)	Net income
Unrealized gains and losses on AFS
Unrealized gains and losses on AFS disposals	(5,976)	Net realized investments gains
	(5,976)	Income from continuing operations before federal income tax
	2,092	Total federal income tax expense
	(3,884)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	400	Loss and loss expense incurred
	1,440	Policy acquisition costs
	1,840	Income from continuing operations before federal income tax

Prior service cost	7	Loss and loss expense incurred
	3	Policy acquisition costs
	10	Income from continuing operations before federal income tax

Curtailment expense	—	Loss and loss expense incurred
	16	Policy acquisition costs
	16	Income from continuing operations before federal income tax

Total defined benefit pension and post-retirement life	1,866	Income from continuing operations before federal income tax
	(653)	Total federal income tax expense
	1,213	Net income

Total reclassifications for the period	$(3,132)	Net income

Note 12. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR for proceeds to be received over a 10-year period. These proceeds were based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who currently distribute the products. Based on discussions with the purchaser, we currently estimate the recoverable amount to be $1.0 million. This impairment, which amounted to $1.5 million, is included in "Loss on disposal of discontinued operations, net of tax" in the Consolidated Statements of Income.

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

Note 14. Commitments and Contingencies
At March 31, 2013, we had contractual obligations that expire at various dates through 2022 to invest up to an additional $56.4 million in alternative and other investments. There is no certainty that any such additional investment will be required.

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

•
Excess and Surplus ("E&S") Insurance Operations - comprised of Commercial Lines insurance products and services that are unavailable in the standard market due to market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•
Investments - invests the premiums collected by our Standard and E&S Insurance Operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Insurance Operations products and services are sold through nine subsidiaries that write Commercial Lines and Personal Lines business, some of which write flood business through the National Flood Insurance Program's ("NFIP") write-your-own ("WYO") program. Two of these subsidiaries, Selective Casualty Insurance Company ("SCIC") and Selective Fire and Casualty Insurance Company ("SFCIC"), were created in 2012. These subsidiaries began writing direct premium in 2013 and have been included in our reinsurance pooling agreement as of July 1, 2012.
Our E&S Insurance Operations products and services are sold through a subsidiary that was acquired in December 2011. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides us with a nationally-authorized non-admitted platform to write commercial and personal E&S lines business. For additional information regarding our E&S acquisitions, refer to Note 12. “Business Combinations” in Item 8. “Financial Statements and Supplementary Data.” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Annual Report").
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries".
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2012 Annual Report.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for First Quarter 2013 and 2012;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; and (v) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2012 Annual Report, pages 44 through 53. However, for changes related to actuarial assumptions used in the measurement of our Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan"), see Note 10. "Retirement Plans" of this Form 10-Q.

Financial Highlights of Results for First Quarter 2013 and 20121

	Quarter ended March 31,
($ and Shares in thousands, except per share amounts)	2013	2012	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$459,949	419,348	10%
Pre-tax net investment income	32,870	32,628	1
Pre-tax net income	27,333	23,191	18
Net income	21,308	18,093	18
Diluted net income per share	0.38	0.33	15
Diluted weighted-average outstanding shares	56,455	55,605	2
GAAP combined ratio	97.1%	100.4	(3.3)	pts
Statutory combined ratio[2]	96.8%	99.1	(2.3)
Return on average equity	7.7%	6.8	0.9
Non-GAAP measures:
Operating income[2]	$20,124	15,260	32%
Diluted operating income per share[3]	0.36	0.28	29
Operating return on average equity[3]	7.2%	5.7	1.5	pts

[1]	Refer to the Glossary of Terms attached to our 2012 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]	Includes 1.3 points related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

[3]
Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as other-than-temporary impairments (“OTTI”) that are charged to earnings and the results of discontinued operations, could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with GAAP. Operating return on average equity is calculated by dividing annualized operating income by average stockholders’ equity.

 The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2013	2012
Operating income	$20,124	15,260
Net realized gains, net of tax	2,181	2,833
Loss on disposal of discontinued operations, net of tax	(997)	—
Net income	$21,308	18,093

Diluted operating income per share	$0.36	0.28
Diluted net realized gains per share	0.04	0.05
Diluted net loss on disposal of discontinued operations per share	(0.02)	—
Diluted net income per share	$0.38	0.33

Over the long term, we target a return on average equity that is three points higher than our cost of capital, currently 8%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Our operating return on average equity was 7.2% in the First Quarter 2013 and 5.7% in the First Quarter 2012. Our operating return on average equity contribution by component is as follows:

Operating Return on Average Equity	Quarter ended March 31,
	2013	2012
Insurance Operations	2.8%	(0.3)%
Investments	8.9%	9.3%
Other	(4.5)%	(3.3)%
Total	7.2%	5.7%

The improvement in the operating return on average equity generated from our insurance operations reflects a $13.5 million increase in underwriting profitability, driven primarily by: (i) an $8.5 million improvement in our Standard Insurance Operations, reflecting the impact of earning renewal pure price increases that have been exceeding loss costs trends over the past year; and (ii) underwriting improvement in our E&S Insurance Operations of $5.0 million. The $5.0 million improvement is largely driven by: (i) earned premiums that now reflect the full operations of this business; (ii) a decrease in the initial start-up expenditures of $1.0 million; and (iii) lower than anticipated supplemental commissions payments to our wholesale agents of $1.1 million for the year 2012.

Our investments segment's contribution to operating return on equity was relatively consistent in First Quarter 2013 compared to First Quarter 2012. Net investment income continues to be negatively impacted by the low interest rate environment, which has lowered returns within our fixed maturity securities portfolio when comparing periods. However, higher returns in our other investments portfolio, which were driven by the alternative investments within that portfolio, have partially offset the impact of low interest rates.

In February 2013, we issued $185 million of 5.875% Senior Notes due 2043. A portion of the proceeds was used in March 2013 to redeem the $100 million outstanding 7.50% Junior Notes. Concurrent with the redemption of the 7.5% Junior Notes, we expensed the remaining capitalized debt issue costs related to these notes of $3.3 million, pre tax. This expense, as well as a $3.2 million pre-tax increase in our long-term employee compensation expense associated with the increase of our stock price, drove the 1.2% decline in the operating return of average equity from "Other" in the table above.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries underwriting results:

All Lines	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$450,124	420,172	7%
Net premiums earned (“NPE”)	420,940	378,829	11
Less:
Loss and loss expense incurred	269,849	252,906	7
Net underwriting expenses incurred	137,844	126,372	9
Dividends to policyholders	1,086	914	19
Underwriting gain (loss)	$12,161	(1,363)	992%
GAAP Ratios:
Loss and loss expense ratio	64.1%	66.8	(2.7)	pts
Underwriting expense ratio	32.7	33.4	(0.7)
Dividends to policyholders ratio	0.3	0.2	0.1
Combined ratio	97.1	100.4	(3.3)
Statutory Ratios:
Loss and loss expense ratio	64.1	66.7	(2.6)
Underwriting expense ratio	32.4	32.2	0.2
Dividends to policyholders ratio	0.3	0.2	0.1
Combined ratio	96.8%	99.1	(2.3)	pts

The growth in NPW for our Insurance Subsidiaries in First Quarter 2013 compared to First Quarter 2012 reflects the following in our Standard Insurance Operations: (i) pure price increases that we have achieved; and (ii) strong retention.

NPE increases in First Quarter 2013 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2013 as compared to the twelve-month period ended March 31, 2012.

The combined ratio improved by 3.3 points to 97.1%, compared to First Quarter 2012. This improvement reflects the earning of renewal pure price increases that averaged 6.3% in our Standard Insurance Operations in 2012 and exceeded loss trends by approximately 3.0 points.

Outlook
In their 2012 year-end review, A.M. Best and Company ("A.M. Best") projected an industry combined ratio of 101.2% for 2013. This projection reflects a more normal level of catastrophe losses as well as the impact of pricing improvements that were achieved in 2012 and are expected to continue in 2013. However, A.M. Best expects that the industry's performance will remain challenged by the continuing sluggish macroeconomic environment, which includes persisting low investment yields, a reduced level of loss reserve redundancies, and the lingering effects of the soft market conditions that have prevailed in recent years.

For 2013, we expect to achieve a statutory combined ratio of 96% excluding catastrophes and any favorable or unfavorable prior year development. Our estimate for catastrophe losses in 2013 is three points. In addition, we expect our E&S Insurance Operations to produce a combined ratio between 100% and 102% for 2013 and be at profitability levels similar to our Standard Insurance Operations in 2014. We also expect to achieve a three-year overall statutory combined ratio of 92% by year-end 2014 excluding three points of expected catastrophe losses. Our Insurance Subsidiaries reported a statutory combined ratio of 96.4%, excluding catastrophe losses, for First Quarter 2013, reflecting 1.3 points for the Retirement Income Plan curtailment.

A key component of meeting our combined ratio targets is our ability to generate Commercial Lines renewal pure price increases in excess of our predicted loss trends. Although A.M. Best is maintaining its negative outlook for the commercial lines market, it does anticipate that sustained pricing momentum will continue in 2013. We achieved renewal pure price increases of 7.5% for standard Commercial Lines and 8.5% for standard Personal Lines in First Quarter 2013. These increases demonstrate the overall strength of the relationships that we have with our independent retail agents, even in difficult economic and competitive times. As the marketplace continues to drive price, we will continue to capitalize on our relationships with our agents to generate on-going renewal price increases through the use of our granular pricing capabilities.

In maintaining their negative outlook for the commercial lines marketplace, A.M. Best cited an expectation that the continuing sluggish macroeconomic environment, including low investment yields, reduced levels of loss reserve redundancies, and the lingering effects of the soft market conditions will lead to more negative rating actions than positive actions in 2013. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the low interest rate environment presents a significant challenge in generating after-tax returns on our investment portfolio as fixed income securities mature and money is re-invested at lower rates. As a result, for 2013, we anticipate after-tax investment income of approximately $90 to $95 million, lower than the $100 million we earned on an after-tax basis in 2012. Through First Quarter 2013, we achieved after-tax investment income of approximately $25 million, which was flat with First Quarter 2012.

Results of Operations and Related Information by Segment

Insurance Operations

Standard Insurance Operations
Our Standard Insurance Operations segment, which represents 93% of our combined insurance operations NPW, sells insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia, through approximately 1,100 independent retail insurance agencies. This segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 81% of the segment's NPW; and (ii) Personal Lines, including our flood business, which markets primarily to individuals and represents approximately 19% of the segment's NPW.

	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$421,744	394,377	7%
NPE	390,881	369,106	6
Less:
Loss and loss expense incurred	250,731	245,439	2
Net underwriting expenses incurred	126,989	119,223	7
Dividends to policyholders	1,086	914	19
Underwriting gain	$12,075	3,530	242%
GAAP Ratios:
Loss and loss expense ratio	64.1%	66.5	(2.4)	pts
Underwriting expense ratio	32.5	32.3	0.2
Dividends to policyholders ratio	0.3	0.2	0.1
Combined ratio	96.9	99.0	(2.1)
Statutory Ratios:
Loss and loss expense ratio[1]	64.2	66.5	(2.3)
Underwriting expense ratio[1]	32.3	31.3	1.0
Dividends to policyholders ratio	0.3	0.2	0.1
Combined ratio[1]	96.8%	98.0	(1.2)	pts

[1]
Includes 0.3 points in the loss and loss expense ratio, 1.1 points in the underwriting ratio and 1.4 points in the combined ratio related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW from First Quarter 2012 to First Quarter 2013 are primarily the result of the following:

	Quarter ended March 31, 2013		Quarter ended March 31, 2012
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	7.5%	83%	5.1%	83%
Standard Personal Lines	8.5	87	5.9	87

NPE increases in First Quarter 2013 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2013 as compared to the twelve-month period ended March 31, 2012.

The GAAP loss and loss expense ratio improved in First Quarter 2013 by 2.4 points compared to First Quarter 2012. The improvement in the ratio reflects the earning of renewal pure price increases that averaged 6.3% in our Standard Insurance Operations in 2012 and exceeded loss trends by approximately 3 points. The following variances are included in the GAAP loss and loss expense ratio despite not having a material impact on the loss and loss expense ratio:

	First Quarter 2013			First Quarter 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$1.3	0.3	pts	6.9	1.9	pts	(1.6)
Non-catastrophe property losses	60.7	15.5		50.6	13.7		1.8
Favorable prior year casualty development	2	0.6		3	0.8		(0.2)

The breakdown of favorable prior year casualty development by line of business is as follows:

Favorable/(Unfavorable) Prior Year Casualty Development	Quarter ended March 31,
($ in millions)	2013		2012
General liability	$4		—
Commercial automobile	—		1
Workers compensation	(8)		—
Businessowners' policies	3		1
Homeowners	2		1
Personal automobile	1		—
Total favorable impact on loss ratio	$2		$3

Favorable impact on loss ratio	0.6	pts	0.8	pts.

While the GAAP underwriting expense ratio remained relatively flat compared to last year, the statutory underwriting ratio increased by 1.0 points. This increase was driven by the amendments to the Retirement Income Plan that curtail the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016. On a statutory basis, this curtailment resulted in expense of $5.8 million, or 1.4 points, of which $4.5 million, or 1.1 points, is classified as underwriting expense. The curtailment had no impact to expense on a GAAP basis during First Quarter 2013. For additional information regarding the curtailment, refer to Note 10. "Retirement Plans" in Item 1. "Financial Statements" of this Form 10-Q.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended March 31,		Change % or
($ in thousands)	2013	2012	Points
GAAP Insurance Operations Results:
NPW	$353,189	328,831	7%
NPE	317,845	300,497	6
Less:
Loss and loss expense incurred	203,139	197,806	3
Net underwriting expenses incurred	107,518	101,368	6
Dividends to policyholders	1,086	914	19
Underwriting income	$6,102	409	1,392%
GAAP Ratios:
Loss and loss expense ratio	63.9%	65.8	(1.9)	pts
Underwriting expense ratio	33.9	33.8	0.1
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	98.1	99.9	(1.8)
Statutory Ratios:
Loss and loss expense ratio[1]	63.9	65.8	(1.9)
Underwriting expense ratio[1]	33.4	31.9	1.5
Dividends to policyholders ratio[1]	0.3	0.3	—
Combined ratio	97.6%	98.0	(0.4)	pts

1
Includes 0.4 points in the loss and loss expense ratio, 1.0 points in the underwriting ratio, and 1.4 points in the combined ratio related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The increase in NPW in First Quarter 2013 compared to First Quarter 2012 is primarily the result of the following:

	Quarter ended March 31,
	2013	2012
Retention	83%	83
Renewal pure price increases	7.5	5.1

NPE increases in First Quarter 2013 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2013 compared to the twelve-month period ended March 31, 2012.

The GAAP loss and loss expense ratio improved in First Quarter 2013 by 1.9 points compared to First Quarter 2012. The improvement in the ratio reflects the earning of renewal pure price increases that averaged 6.2% in our standard Commercial Lines in 2012 and exceeded loss trends by approximately 3 points. The following variances also impacted the GAAP loss and loss expense ratio as follows:

	First Quarter 2013			First Quarter 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$0.7	0.2	pts	3.9	1.3	pts	(1.1)	pts
Non-catastrophe property losses	37.0	11.6		32.3	10.7		0.9
Favorable/(unfavorable) prior year casualty development	-	0.1		2	0.6		(0.5)

The increase in the statutory underwriting expense ratio in First Quarter 2013 compared to First Quarter 2012 was driven by the Retirement Income Plan amendments that resulted in an increase to the ratio of 1.0 points.

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
Statutory NPW	109,405	100,628	9%
Direct new business	19,781	19,087	4
Retention	83%	83	—	pts
Renewal pure price increases	8.5%	5.8	2.7
Statutory NPE	97,703	90,143	8%
Statutory combined ratio	95.9%	100.2	(4.3)	pts
% of total statutory standard commercial NPW	31%	31
The growth in NPW and NPE for our general liability business in First Quarter 2013 and First Quarter 2012 reflect: (i) renewal pure price increases; (ii) strong retention; and (iii) higher new business.

The statutory combined ratio improvement was due to: (i) the impact of favorable prior year casualty development in First Quarter 2013 of 4.1 points compared to no prior year development in First Quarter 2012; and (ii) the impact of earned renewal pure price increases that have exceeded loss cost trends. Partially offsetting these items was the impact of the Retirement Income Plan curtailment, which increased the overall combined ratio by 1.3 points.

Commercial Automobile
	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
Statutory NPW	$81,872	75,838	8%
Direct new business	14,904	14,691	1
Retention	83%	83	—	pts
Renewal pure price increases	7.0%	4.0	3.0
Statutory NPE	74,347	70,484	5%
Statutory combined ratio	98.0%	96.6	1.4	pts
% of total statutory standard commercial NPW	23%	23

Renewal pure price increases coupled with strong retention drove the improvement in NPW and NPE in First Quarter 2013 compared to First Quarter 2012. The increase in the statutory combined ratio was driven by: (i) the impact of having no prior year casualty development in First Quarter 2013, while First Quarter 2012 had 1.4 points of favorable development; and (ii) 1.3 points related to the Retirement Income Plan curtailment in First Quarter 2013.

Workers Compensation
	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
Statutory NPW	$75,405	73,188	3%
Direct new business	13,879	15,402	(10)
Retention	82%	80	2	pts
Renewal pure price increases	8.1%	6.9	1.2
Statutory NPE	66,084	65,811	—%
Statutory combined ratio	118.9%	110.9	8.0	pts
% of total statutory standard commercial NPW	21%	22

NPW increased 3% in First Quarter 2013 compared to First Quarter 2012, driven by renewal pure price increases and an increase in retention.

The increase in the statutory combined ratio was primarily attributable to the impact of prior year casualty development as follows:

•	First Quarter 2013 was unfavorable by 11.1 points, driven primarily by development on the 2012 accident yearand a single large claim prior to 2003; and

•	First Quarter 2012 reflects no prior year casualty development.

In addition, the Retirement Income Plan curtailment increased the workers compensation statutory combined ratio by 1.7 points.

Commercial Property
	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
Statutory NPW	$57,760	53,027	9%
Direct new business	14,385	14,183	1
Retention	82%	82	—	pts
Renewal pure price increases	5.6%	3.9	1.7
Statutory NPE	53,415	49,371	8%
Statutory combined ratio	86.6%	83.9	2.7	pts
% of total statutory standard commercial NPW	16%	16

NPW increased in First Quarter 2013 compared to First Quarter 2012, primarily due to: (i) new business; (ii) renewal pure price increases; and (iii) retention.

The increase in the statutory combined ratio in First Quarter 2013 compared to First Quarter 2012 was due to: (i) an increase in non-catastrophe property losses of $2.1 million, or 1.1 points; (ii) the Retirement Income Plan curtailment expense, which added 1.5 points; and (iii) an increase in catastrophe losses of $0.5 million, or 0.6 points.

Standard Personal Lines
	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$68,555	65,546	5%
NPE	73,036	68,609	6
Less:
Loss and loss expense incurred	47,592	47,633	—
Net underwriting expenses incurred	19,471	17,855	9
Underwriting gain	$5,973	3,121	91%
GAAP Ratios:
Loss and loss expense ratio	65.2%	69.4	(4.2)	pts
Underwriting expense ratio	26.6	26.1	0.5
Combined ratio	91.8	95.5	(3.7)
Statutory Ratios:
Loss and loss expense ratio[1]	65.3	69.4	(4.1)
Underwriting expense ratio[1]	27.1	28.3	(1.2)
Combined ratio[1]	92.4%	97.7	(5.3)	pts

[1]
Includes 0.1 points in the loss and loss expense ratio, 1.2 points in the underwriting ratio and 1.3 points in the combined ratio related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The improvements in NPW in First Quarter 2013 compared to First Quarter 2012 are primarily the result of the following:

	Quarter ended March 31,
($ in millions)	2013	2012
Retention	87%	87%
Renewal pure price increase	8.5	5.9

NPE increases in First Quarter 2013 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2013 as compared to the twelve-month period ended March 31, 2012.

The variance in the loss and loss expense ratio was driven by premiums outpacing loss costs in First Quarter 2013 compared to First Quarter 2012 and the following:

	First Quarter 2013			First Quarter 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$0.5	0.7	pts	3.0	4.4	pts	(3.7)
Non-catastrophe property losses	23.8	32.5		18.4	26.8		5.7
Flood claims handling fees	(1.5)	(2.1)		(0.3)	(0.4)		(1.7)
Favorable prior year casualty development	3	3.5		1	1.4		2.1

The decrease in the statutory underwriting expense ratio of 1.2 points was driven by: (i) higher direct premiums written in our flood business that, coupled with an increase in the flood expense allowance, increased our expense allowance earned by 1.4 points compared to First Quarter 2012; and (ii) the impact of renewal pure price increases that we have achieved over the last several years. Partially offsetting these items is the impact of the Retirement Income Plan curtailment, which increased the statutory underwriting expense ratio by 1.2 points.

E&S Insurance Operations
Our E&S Insurance Operations segment, which represents 7% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 95 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates, and terms and conditions that are customized for specific risks.

	Quarter ended March 31,
($ in thousands)	2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$28,380	25,795	10%
NPE	30,059	9,723	209
Less:
Loss and loss expense incurred	19,118	7,467	156
Net underwriting expenses incurred	10,855	7,149	52
Underwriting gain (loss)	$86	(4,893)	102%
GAAP Ratios:
Loss and loss expense ratio	63.6%	76.8	(13.2)	pts
Underwriting expense ratio	36.1	73.5	(37.4)
Combined ratio	99.7	150.3	(50.6)
Statutory Ratios:
Loss and loss expense ratio	63.6	76.8	(13.2)
Underwriting expense ratio	34.6	43.5	(8.9)
Combined ratio	98.2%	120.3	(22.1)	pts

Our E&S business is a small operation whose combined ratios are significantly impacted by premium growth as well as volatility in loss and loss expenses and underwriting expenses. The improvement in the combined ratios in First Quarter 2013 was driven by: (i) earned premiums that now reflect the full operations of this business, which was not the case in First Quarter 2012, (ii) underwriting improvements, including renewal pure price increases of 8.5%, (iii) a decrease in initial start-up expenditures; and (iv) lower than anticipated supplemental commissions payment to our wholesale general agents of $1.1 million. The initial start-up expenses amounted to $1.1 million, or 11.2 points in First Quarter 2012 compared to $0.1 million, or 0.4 points in First Quarter 2013.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the Standard & Poor's Rating Services ("S&P") 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	March 31, 2013	December 31, 2012	Change %
Total invested assets	$4,421,792	4,330,019	2%
Unrealized gain – before tax	185,225	188,197	(2)
Unrealized gain – after tax	120,396	122,328	(2)

The increase in our investment portfolio compared to year-end 2012 was driven primarily by: (i) operating cash flows generated from our insurance operations; (ii) net proceeds from the issuance of 5.875% Senior Notes in February 2013 and the redemption of our 7.5% Junior Subordinated Notes due 2066 in March 2013; and (iii) interest income generated by the portfolio. The cash generated from our insurance operations segments, as well as net amounts generated from our capital management strategies executed in First Quarter 2013, were used to invest primarily in structured securities, as well as corporate and municipal bonds within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	March 31, 2013	December 31, 2012
U.S. government obligations	6%	6
Foreign government obligations	1	1
State and municipal obligations	29	31
Corporate securities	35	34
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	4	3
Total fixed maturity securities	90	89
Equity securities	4	3
Short-term investments	4	5
Other investments	2	3
Total	100%	100

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of March 31, 2013 was 3.6 years, excluding short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.9 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing continued pressure on the yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale ("AFS") fixed maturity securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed maturity securities portfolio had a weighted average credit rating of “AA-” as of March 31, 2013. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	March 31, 2013	December 31, 2012
Aaa/AAA	16%	16
Aa/AA	46	47
A/A	26	25
Baa/BBB	11	10
Ba/BB or below	1	2
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations	$245.7	15.9	AA+	259.1	17.2	AA+
Foreign government obligations	30.2	1.4	AA-	30.2	1.4	AA-
State and municipal obligations	849.9	39.6	AA	818.0	44.1	AA
Corporate securities	1,532.8	76.4	A	1,450.3	81.3	A
MBS	635.5	15.8	AA	609.8	19.0	AA
ABS	171.9	1.9	AAA	128.6	2.3	AAA
Total AFS fixed maturity portfolio	$3,466.0	151.0	AA-	3,296.0	165.3	AA-
State and Municipal Obligations:
General obligations	$380.9	18.3	AA+	352.3	20.5	AA+
Special revenue obligations	469.0	21.3	AA	465.7	23.6	AA
Total state and municipal obligations	$849.9	39.6	AA	818.0	44.1	AA
Corporate Securities:
Financial	$422.3	21.1	A	438.0	23.2	A
Industrials	125.5	8.0	A-	104.2	7.4	A-
Utilities	134.2	6.6	A-	124.2	6.6	BBB+
Consumer discretionary	173.6	8.1	A-	134.7	8.3	BBB+
Consumer staples	168.1	8.0	A	163.6	8.6	A
Healthcare	182.5	10.0	A+	178.2	11.0	A+
Materials	87.1	4.8	A-	71.9	4.6	A-
Energy	80.5	3.6	A-	77.4	4.3	A-
Information technology	94.9	3.1	A	100.1	3.2	A
Telecommunications services	56.1	2.3	BBB+	46.7	2.8	BBB+
Other	8.0	0.8	AA+	11.3	1.3	AA+
Total corporate securities	$1,532.8	76.4	A	1,450.3	81.3	A
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$42.3	1.8	AA+	48.9	2.3	AA+
Other agency CMBS	9.5	—	AA+	1.2	—	AA+
Non-agency CMBS	94.8	0.6	AA	87.1	1.1	AA-
Government guaranteed agency residential MBS ("RMBS")	85.0	2.9	AA+	91.0	3.3	AA+
Non-agency RMBS	44.9	0.9	A-	44.3	0.9	A-
Other agency RMBS	353.1	9.4	AA+	331.3	11.3	AA+
Alternative-A (“Alt-A”) RMBS	5.9	0.2	A+	6.0	0.1	AA-
Total MBS	$635.5	15.8	AA	609.8	19.0	AA
ABS:
ABS	$170.6	1.7	AAA	127.2	2.0	AAA
Alt-A ABS[2]	0.8	0.1	D	0.8	0.2	D
Sub-prime ABS[1,2]	0.5	0.1	D	0.6	0.1	D
Total ABS	$171.9	1.9	AAA	128.6	2.3	AAA

[1]	We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

[2]	Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at March 31, 2013 and December 31, 2012:

March 31, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.7	5.5	0.2	0.2	0.4	AA+
State and municipal obligations	481.2	454.3	26.9	5.6	32.5	AA
Corporate securities	39.6	35.3	4.3	(0.7)	3.6	A
MBS	10.2	6.9	3.3	(1.1)	2.2	AA
ABS	6.9	5.8	1.1	(1.0)	0.1	A
Total HTM portfolio	$543.6	507.8	35.8	3.0	38.8	AA
State and Municipal Obligations:
General obligations	$160.1	152.1	8.0	3.1	11.1	AA
Special revenue obligations	321.1	302.2	18.9	2.5	21.4	AA
Total state and municipal obligations	$481.2	454.3	26.9	5.6	32.5	AA
Corporate Securities:
Financial	$9.6	8.5	1.1	(0.5)	0.6	BBB+
Industrials	11.8	10.3	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	(0.1)	1.6	A+
Consumer discretionary	3.1	3.1	—	0.1	0.1	AA
Total corporate securities	$39.6	35.3	4.3	(0.7)	3.6	A
MBS:
Non-agency CMBS	$10.2	6.9	3.3	(1.1)	2.2	AA
Total MBS	$10.2	6.9	3.3	(1.1)	2.2	AA
ABS:
ABS	$4.4	4.0	0.4	(0.2)	0.2	BBB+
Alt-A ABS	2.5	1.8	0.7	(0.8)	(0.1)	AAA
Total ABS	$6.9	5.8	1.1	(1.0)	0.1	A

December 31, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.9	5.5	0.4	0.2	0.6	AA+
State and municipal obligations	526.9	498.0	28.9	6.8	35.7	AA
Corporate securities	42.1	37.5	4.6	(0.8)	3.8	A
MBS	12.7	7.2	5.5	(1.2)	4.3	AA-
ABS	7.1	5.9	1.2	(1.1)	0.1	A
Total HTM portfolio	$594.7	554.1	40.6	3.9	44.5	AA
State and Municipal Obligations:
General obligations	$174.4	166.0	8.4	3.8	12.2	AA
Special revenue obligations	352.5	332.0	20.5	3.0	23.5	AA
Total state and municipal obligations	$526.9	498.0	28.9	6.8	35.7	AA
Corporate Securities:
Financial	$9.6	8.3	1.3	(0.7)	0.6	BBB+
Industrials	11.9	10.4	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	—	1.7	A+
Consumer discretionary	3.5	3.4	0.1	0.1	0.2	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$42.1	37.5	4.6	(0.8)	3.8	A
MBS:
Non-agency CMBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
Total MBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
ABS:
ABS	$4.7	4.2	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.1	5.9	1.2	(1.1)	0.1	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of March 31, 2013:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$290,390	AA-	AA-
Assured Guaranty	173,229	AA	AA-
Ambac Financial Group, Inc.	83,812	AA-	AA-
Other	8,852	AA	A+
Total	$556,283	AA-	AA-

To manage and mitigate exposure, we perform analysis on MBS both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of average FICO® scores, loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determining the health of the underlying assets. We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at March 31, 2013:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas	$70,631	1,113	43,245	114,989	AA+
Washington	43,178	7,114	51,270	101,562	AA
New York	7,281	—	71,276	78,557	AA+
Arizona	8,320	—	58,799	67,119	AA
Florida	—	9,885	52,441	62,326	AA-
Colorado	33,168	—	21,680	54,848	AA-
Ohio	13,050	13,893	20,459	47,402	AA+
North Carolina	13,651	6,166	24,015	43,832	AA
California	3,445	—	34,528	37,973	AA-
Missouri	16,725	—	20,233	36,958	AA+
Other	122,776	118,220	335,551	576,547	AA
	332,225	156,391	733,497	1,222,113	AA
Pre-refunded/escrowed to maturity bonds	46,996	7,816	54,158	108,970	AA+
Total	$379,221	164,207	787,655	1,331,083	AA

There has been concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 44% maturing within three years, and another 23% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 59% of high-quality revenue bonds that have dedicated revenue streams; (ii) 29% of local general obligation bonds; and (iii) 12% of state general obligation bonds. In addition, approximately 8% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the debt service and maturity of the bonds. Our largest state exposure is to Texas, at 9% excluding the impact of pre-refunded bonds.  Of the $71 million in local Texas general obligation bonds, $26 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2012. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2012 Annual Report.

Our top Eurozone exposures as of March 31, 2013 were as follows:

March 31, 2013
($ in millions)	Corporate Securities	Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$9.2	—	1.3	10.5
Luxembourg	8.6	—	—	8.6
Germany	—	5.7	—	5.7
Ireland	—	—	4.7	4.7
France	2.7	—	—	2.7
Total	$20.5	5.7	6.0	32.2

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2012 and continues to cause market volatility in 2013.  The sovereign debt crisis has been particularly concentrated in the Eurozone, and a number of member countries have been repeatedly downgraded by the major ratings agencies.  The crisis has placed strains on the stability of the Euro currency, as the European Central Bank struggles to supply liquidity to member nations and their banks.  As of March 31, 2013, we had no direct exposure to issuers domiciled in Italy, Greece, Portugal, or Spain, four of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Outside of the effect foreign economies have on the underlying investments, we have minimal exposure to Euro depreciation or appreciation.

Equity Securities
Our equity securities portfolio was 4% of invested assets as of March 31, 2013, up slightly from year-end 2012, while dividend income remained flat in First Quarter 2013 compared to First Quarter 2012. In First Quarter 2013, we rebalanced our holdings within this portfolio, generating purchases of $41.4 million and sales of $35.6 million, with resulting net realized gains of $5.5 million.

Other Investments
As of March 31, 2013, other investments represented 2% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		Remaining Commitment
($ in thousands)	March 31, 2013	December 31, 2012	March 31, 2013
Alternative Investments:
Secondary private equity	$27,780	28,032	7,466
Energy/power generation	18,218	18,640	7,825
Private equity	17,732	18,344	4,697
Distressed debt	12,406	12,728	2,922
Real Estate	12,214	11,751	10,292
Mezzanine financing	12,179	12,692	21,337
Venture capital	7,370	7,477	400
Total alternative investments	107,899	109,664	54,939
Other securities	1,956	4,412	1,412
Total other investments	$109,855	114,076	56,351

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $56.4 million in our other investments portfolio through commitments that currently expire at various dates through 2022. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. In addition, for information on current year activity, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2013	2012
Fixed maturity securities	$30,089	31,350
Equity securities	1,207	1,237
Short-term investments	52	38
Other investments	3,602	2,000
Miscellaneous income	—	39
Investment expenses	(2,080)	(2,036)
Net investment income earned – before tax	32,870	32,628
Net investment income tax expense	(8,031)	(7,853)
Net investment income earned – after tax	$24,839	24,775
Effective tax rate	24.4%	24.1
Annual after-tax yield on fixed maturity securities	2.3	2.6
Annual after-tax yield on investment portfolio	2.3	2.4

Net investment income earned, before tax, remained consistent with First Quarter 2012. Higher income from our alternative investments within our other investment portfolio was primarily offset by the impact of lower reinvestment yields on our fixed maturity securities.

Realized Gains and Losses
Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended March 31,
($ in thousands)	2013	2012
HTM fixed maturity securities
Gains	$—	153
Losses	(37)	(81)
AFS fixed maturity securities
Gains	951	405
Losses	(253)	(43)
AFS equity securities
Gains	5,671	4,775
Losses	(168)	(428)
Short-term investments
Gains	—	—
Losses	—	(2)
Other Investments
Gains	—	—
Losses	(860)	—
Total other net realized investment gains	5,304	4,779
Total OTTI charges recognized in earnings	(1,949)	(421)
Total net realized gains	$3,355	4,358

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

In First Quarter 2013 and 2012, certain equity securities were sold at a loss that were in a continuous loss position for three months or less prior to their sale. The fair value of these securities as of their sale date was $2.2 million and $3.2 million in First Quarter 2013 and First Quarter 2012, respectively, with related net realized losses of $0.2 million and $0.3 million, respectively.

For additional discussion regarding realized gains and losses, see Note 5. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended March 31,
($ in thousands)	2013	2012
AFS securities:
ABS	$—	32
CMBS	—	108
RMBS	8	110
Total fixed maturity AFS securities	8	250
Equity securities	217	171
Total AFS securities	225	421
Other investments	1,724	—
Total OTTI charges recognized in earnings	$2,174	842

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI, through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income ("OCI") for the non-credit related portion. If there is a decline in fair value of an equity security that we do not intend to hold, or if we determine that the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For discussion of our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

Unrealized/Unrecognized Losses
As evidenced by the table below, our unrealized/unrecognized loss positions increased by $1.2 million as of March 31, 2013 compared to December 31, 2012 as follows:

($ in thousands)
March 31, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized Unrecognized Loss
174	80% - 99%	$3,918	100	80% - 99%	2,701
1	60% - 79%	244	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$4,162			2,934

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. We have concluded that these securities are temporarily impaired as of March 31, 2013. For additional information regarding the unrealized/unrecognized losses between our AFS and HTM portfolios, see Note 5. “Investments,” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at March 31, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$8,603	8,091
Due after one year through five years	132,199	131,379
Due after five years through ten years	228,779	226,496
Due after ten years	6,264	6,227
Total	$375,845	372,193

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at March 31, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$901	888
Due after one year through five years	3,277	3,221
Total	$4,178	4,109

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended March 31,
($ in million)	2013	2012
Federal income tax expense from continuing operations	$6.6	5.1
Effective tax rate	23%	22

The increase in federal income tax expense in First Quarter 2013 compared to First Quarter 2012 was primarily due to an improvement in underwriting results as compared to last year. For a discussion of our underwriting results, see the "Results of Operations and Related Information by Segment" section above.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position at March 31, 2013 was comprised of $43 million at Selective Insurance Group, Inc. (the “Parent”) and $121 million at the Insurance Subsidiaries. This amount was lower than our $215 million cash and short-term investment position at December 31, 2012, as we were previously maintaining higher liquid assets to fund claim payments related to Hurricane Sandy. As those claims continue to be paid, cash and short-term assets have declined. Short-term investments are generally maintained in AAA rated money market funds approved by the National Association of Insurance Commissioners. During First Quarter 2013, the Parent continued to build a fixed maturity security investment portfolio containing high-quality, highly-liquid government and corporate fixed maturity investments to generate additional yield. This portfolio amounted to $45 million at March 31, 2013 compared to $41 million at December 31, 2012.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $32 million in total dividends to the Parent in 2013, of which $12 million was paid through First Quarter 2013, including approximately $8 million of cash dividends that are deemed extraordinary under New Jersey insurance regulations. The determination of whether a dividend is considered ordinary or extraordinary is calculated over the most recent fiscal twelve-month period and is based on a regulatory threshold. One of our Insurance Subsidiaries, Selective Insurance Company of America ("SICA"), in the third quarter of 2012, paid an extraordinary dividend of $134 million that was used by the Parent to provide capitalization for other Insurance Subsidiaries, including two newly-formed New Jersey domiciled companies. Accordingly, SICA paid dividends above the ordinary dividend threshold over the past twelve months, and its First Quarter 2013 dividend is considered extraordinary. As of March 31, 2013, our allowable ordinary maximum dividend is approximately $107 million for 2013.
Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.
In First Quarter 2013, we issued $185 million of 5.875% Senior Notes due 2043. The Senior Notes pay interest on February 15, May 15, August 15, and November 15 of each year beginning on May 15, 2013, and on the date of maturity. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal amount, plus accrued and unpaid interest. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries while the balance was used for general corporate purposes. For additional information related to our outstanding debt, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

The Parent had no private or public issuances of stock during First Quarter 2013 or borrowings under its $30 million line of credit (“Line of Credit”). We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"), Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $496.7 million for SICSC and $380.5 million for SICSE as of December 31, 2012, for a borrowing capacity of approximately $88 million. As our outstanding borrowing with the FHLBI is currently $58 million, the Indiana Subsidiaries have the ability to borrow approximately $30 million more until the Line of Credit borrowing limit is met, of which $22 million could be loaned to the Parent under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity portfolio, excluding short-term investments, was 3.6 years as of March 31, 2013, while the liabilities of the Insurance Subsidiaries have a duration of 3.9 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), has a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility at March 31, 2013 or at any time during First Quarter 2013.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2013	Actual as of March 31, 2013
Consolidated net worth	$838 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.2 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	25.8%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2013, we had statutory surplus of $1.2 billion, GAAP stockholders’ equity of $1.1 billion, and total debt of $392.4 million, which equates to a debt-to-capital ratio of approximately 25.7%.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to the Insurance Subsidiaries in our insurance operations, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $20.46 as of March 31, 2013 from $19.77 as of December 31, 2012, primarily driven by: (i) an after-tax increase in equity of $29.8 million, or $0.54 per share, which included $28.6 million from the curtailment and re-measurement of the Retirement Income Plan; and (ii) net income of $0.38 per share. Partially offsetting these increases was dividends paid to shareholders of $0.13 per share.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2012, A.M. Best lowered our rating to “A (Excellent),” their third highest of 13 financial strength ratings, with a “stable” outlook. The change resulted from their assessment of our operating performance over the most recent five-year period relative to the commercial casualty composite index despite recognizing that recent performance has been negatively impacted by record catastrophic and weather-related losses. They cited our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, and strong independent retail agency relationships in support of the “A (Excellent)” rating. We have been rated “A” or higher by A.M. Best for the past 82 years. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.

Ratings by other major rating agencies are as follows:

•
S&P - Our “A” financial strength rating was reaffirmed in the third quarter of 2012 by S&P, which cited our strong competitive position in Mid-Atlantic markets, financial flexibility, and relationships with independent agents. Our outlook was revised to “negative” reflecting a modest decline in available capital and increased charges for underwriting risk, asset risk, and property catastrophe exposure as measured by S&P's capital adequacy model.

•
Moody's Investor Service (“Moody's”) - Our "A2" financial strength rating was reaffirmed on February 4, 2013 by Moody's, which cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality. Our outlook was revised to negative, citing that our underwriting results have lagged similarly rated peers.

•
Fitch Ratings ("Fitch") - Our “A+” rating and outlook of stable was reaffirmed in the fourth quarter of 2012, citing our conservative balance sheet with solid capitalization and reserve strength, strong independent agency relationships, and improved diversification through our continued efforts to reduce our concentration in New Jersey.

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.  There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Off-Balance Sheet Arrangements
At March 31, 2013 and December 31, 2012, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, as well as contractual obligations pursuant to operating leases for office space and equipment, have not materially changed since December 31, 2012. Our future cash payments associated with contractual obligations pursuant to our notes payable as of March 31, 2013 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Notes payable	$393.0	—	13.0	45.0	335.0
Interest on debt obligations	562.6	22.3	43.9	42.8	453.6
Total	$955.6	22.3	56.9	87.8	788.6

We expect to have the capacity to repay and/or refinance all of our contractual obligations as they come due.

At March 31, 2013, we had contractual obligations that expire at various dates through 2022 that may require us to invest up to an additional $56.4 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2012 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing, stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2012 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in First Quarter 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2013	326	$19.76	—	—
February 1 – 28, 2013	140,811	21.62	—	—
March 1 – 31, 2013	5,299	23.53	—	—
Total	146,436	$21.68	—	—
1During First Quarter 2013, 146,436 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

ITEM 5. OTHER INFORMATION
Our 2013 Annual Meeting of Stockholders was held on April 24, 2013. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following eleven nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	44,547,623	1,487,310	73,009
Annabelle G. Bexiga	44,793,184	1,287,108	27,650
A. David Brown	44,196,759	1,759,632	151,551
John C. Burville	44,682,223	1,342,586	83,133
Joan M. Lamm-Tennant	44,432,051	1,626,321	49,570
Michael J. Morrissey	44,787,580	1,234,279	86,083
Gregory E. Murphy	44,103,469	1,924,296	80,177
Cynthia S. Nicholson	44,802,794	1,260,910	44,238
Ronald L. O'Kelly	44,763,541	1,261,009	83,392
William M. Rue	40,366,899	5,695,521	45,522
J. Brian Thebault	44,535,946	1,486,060	85,936

There were 3,494,731 broker non-votes for each nominee.

(b) Stockholders voted to approve a non-binding advisory resolution on the compensation of our named executive officers as disclosed in our Proxy Statement for the 2013 Annual Meeting of Stockholders. The votes were as follows: 43,413,593 shares voted for this proposal; 2,559,534 shares voted against it; and 134,815 shares abstained. There were 3,494,731 broker non-votes.

(c) Stockholders voted to ratify the appointment of KPMG LLP as our registered public accounting firm for the fiscal year ended December 31, 2013. The votes were as follows: 48,300,352 shares voted for this proposal; 546,708 shares voted against it; and 755,613 shares abstained.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 25, 2013
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 25, 2013
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)