Form 10-Q
period 2013-06-30
SELECTIVE INSURANCE GROUP INC
filed 2013-08-01
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes☐          No☒
As of June 30, 2013, there were 55,728,510 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $507,625 – 2013; $594,661 – 2012)	$479,507	554,069
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,363,994 – 2013; $3,130,683 – 2012)	3,419,811	3,296,013
Equity securities, available-for-sale – at fair value (cost: $142,434 – 2013; $132,441 – 2012)	172,064	151,382
Short-term investments (at cost which approximates fair value)	186,499	214,479
Other investments	109,077	114,076
Total investments (Note 5)	4,366,958	4,330,019
Cash	154	210
Interest and dividends due or accrued	36,376	35,984
Premiums receivable, net of allowance for uncollectible accounts of: $4,478 – 2013; $3,906 – 2012	568,523	484,388
Reinsurance recoverables, net	552,488	1,421,109
Prepaid reinsurance premiums	140,833	132,637
Current federal income tax	1,904	2,569
Deferred federal income tax	135,886	119,136
Property and equipment – at cost, net of accumulated depreciation and amortization of: $174,226 – 2013; $169,428 – 2012	48,841	47,131
Deferred policy acquisition costs	165,078	155,523
Goodwill	7,849	7,849
Other assets	87,737	57,661
Total assets	$6,112,627	6,794,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,270,114	4,068,941
Unearned premiums	1,048,011	974,706
Notes payable (Note 9)	392,400	307,387
Accrued salaries and benefits	102,223	152,396
Other liabilities	200,834	200,194
Total liabilities	$5,013,582	5,703,624

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 98,910,399 – 2013; 98,194,224 – 2012	197,821	196,388
Additional paid-in capital	282,014	270,654
Retained earnings	1,158,861	1,125,154
Accumulated other comprehensive income (Note 11)	19,278	54,040
Treasury stock – at cost (shares: 43,181,889 – 2013; 43,030,776 – 2012)	(558,929)	(555,644)
Total stockholders’ equity	1,099,045	1,090,592
Commitments and contingencies (Note 14)
Total liabilities and stockholders’ equity	$6,112,627	6,794,216

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Net premiums earned	$426,252	392,212	847,192	771,041
Net investment income earned	34,003	34,006	66,873	66,634
Net realized gains:
Net realized investment gains	5,709	272	11,013	5,051
Other-than-temporary impairments	(508)	(40)	(2,427)	(297)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(47)	(54)	(77)	(218)
Total net realized gains	5,154	178	8,509	4,536
Other income	3,536	2,511	6,320	6,044
Total revenues	468,945	428,907	928,894	848,255

Expenses:
Loss and loss expense incurred	279,594	287,903	549,443	540,809
Policy acquisition costs	143,728	131,219	283,256	259,177
Interest expense	5,570	4,723	11,401	9,423
Other expenses	3,852	5,754	19,725	16,347
Total expenses	432,744	429,599	863,825	825,756

Income (loss) from continuing operations, before federal income tax	36,201	(692)	65,069	22,499

Federal income tax expense (benefit):
Current	6,221	(500)	13,674	6,678
Deferred	2,858	(480)	1,968	(2,560)
Total federal income tax expense (benefit)	9,079	(980)	15,642	4,118

Net income from continuing operations	27,122	288	49,427	18,381

Loss on disposal of discontinued operations, net of tax of $(538)	—	—	(997)	—

Net income	$27,122	288	48,430	18,381

Earnings per share:
Basic net income from continuing operations	$0.49	0.01	0.89	0.34
Basic net loss from discontinued operations	—	—	(0.02)	—
Basic net income	$0.49	0.01	0.87	0.34

Diluted net income from continuing operations	$0.48	0.01	0.88	0.33
Diluted net loss from discontinued operations	—	—	(0.02)	—
Diluted net income	$0.48	0.01	0.86	0.33

Dividends to stockholders	$0.13	0.13	0.26	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Net income	$27,122	288	48,430	18,381

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(59,353)	5,101	(56,959)	17,974
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	31	35	50	142
Amount reclassified into net income:
Held-to-maturity securities	(399)	(456)	(865)	(1,017)
Non-credit other-than-temporary impairment	3	39	8	171
Realized gains on available for sale securities	(3,438)	(128)	(7,322)	(2,917)
Total unrealized (losses) gains on investment securities	(63,156)	4,591	(65,088)	14,353

Defined benefit pension and post-retirement plans:
Net actuarial gain	—	—	28,600	—
Amounts reclassified into net income:
Net actuarial loss	513	905	1,709	1,808
Prior service cost	—	24	6	49
Curtailment expense	—	—	11	—
Total defined benefit pension and post-retirement plans	513	929	30,326	1,857
Other comprehensive (loss) income	(62,643)	5,520	(34,762)	16,210
Comprehensive (loss) income	$(35,521)	5,808	13,668	34,591

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands)	2013	2012
Common stock:
Beginning of year	$196,388	194,494
Dividend reinvestment plan (shares: 33,514 – 2013; 46,603 – 2012)	67	93
Stock purchase and compensation plans (shares: 682,661 – 2013; 667,500 – 2012)	1,366	1,334
End of period	197,821	195,921

Additional paid-in capital:
Beginning of year	270,654	257,370
Dividend reinvestment plan	703	712
Stock purchase and compensation plans	10,657	7,647
End of period	282,014	265,729

Retained earnings:
Beginning of year	1,125,154	1,116,319
Net income	48,430	18,381
Dividends to stockholders ($0.26 per share – 2013 and 2012)	(14,723)	(14,557)
End of period	1,158,861	1,120,143

Accumulated other comprehensive income:
Beginning of year	54,040	42,294
Other comprehensive (loss) income	(34,762)	16,210
End of period	19,278	58,504

Treasury stock:
Beginning of year	(555,644)	(552,149)
Acquisition of treasury stock (shares: 151,113 – 2013; 173,620– 2012)	(3,285)	(3,102)
End of period	(558,929)	(555,251)
Total stockholders’ equity	$1,099,045	1,085,046

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended June 30,
($ in thousands)	2013	2012
Operating Activities
Net income	$48,430	18,381

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,103	19,550
Loss on disposal of discontinued operations	997	—
Stock-based compensation expense	6,189	5,160
Undistributed losses of equity method investments	419	496
Net realized gains	(8,509)	(4,536)
Retirement income plan curtailment expense	16	—

Changes in assets and liabilities:
Increase in reserve for losses and loss expenses, net of reinsurance recoverables	69,790	19,802
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	65,225	75,172
Increase (decrease) in net federal income taxes	3,171	(3,058)
Increase in premiums receivable	(84,135)	(57,294)
Increase in deferred policy acquisition costs	(9,555)	(16,638)
Increase in interest and dividends due or accrued	(1,066)	(500)
Decrease in accrued salaries and benefits	(6,173)	(5,699)
Decrease in accrued insurance expenses	(5,478)	(4,500)
Other-net	(4,526)	5,823
Net adjustments	49,468	33,778
Net cash provided by operating activities	97,898	52,159

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(530,402)	(426,346)
Purchase of equity securities, available-for-sale	(42,546)	(40,430)
Purchase of other investments	(4,393)	(6,355)
Purchase of short-term investments	(1,116,873)	(795,707)
Purchase of subsidiary	—	255
Sale of subsidiary	1,225	445
Sale of fixed maturity securities, available-for-sale	6,851	37,699
Sale of short-term investments	1,144,853	876,928
Redemption and maturities of fixed maturity securities, held-to-maturity	48,186	57,152
Redemption and maturities of fixed maturity securities, available-for-sale	286,905	197,199
Sale of equity securities, available-for-sale	42,206	58,176
Distributions from other investments	6,077	8,443
Purchase of property and equipment	(6,761)	(6,793)
Net cash used in investing activities	(164,672)	(39,334)

Financing Activities
Dividends to stockholders	(13,668)	(13,442)
Acquisition of treasury stock	(3,285)	(3,102)
Net proceeds from stock purchase and compensation plans	3,769	2,225
Proceeds from issuance of notes payable, net of debt issuance costs	178,435	—
Repayment of notes payable	(100,000)	—
Excess tax benefits from share-based payment arrangements	1,467	873
Net cash provided by (used in) financing activities	66,718	(13,446)
Net decrease in cash	(56)	(621)
Cash, beginning of year	210	762
Cash, end of period	$154	141
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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the second quarters ended June 30, 2013 (“Second Quarter 2013”) and June 30, 2012 (“Second Quarter 2012”) and the six-month periods ended June 30, 2013 ("Six Months 2013") and June 30, 2012 ("Six Months 2012"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"), which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance will not impact our financial condition or results of operation.

NOTE 4. Statements of Cash Flow
Cash paid during Six Months 2013 and 2012 for interest and federal income taxes was as follows:

	Six Months ended June 30,
($ in thousands)	2013	2012
Cash paid during the period for:
Interest	$10,295	9,389
Federal income tax	11,000	6,300

At June 30, 2013, included in "Other assets" on the Consolidated Balance Sheets was $13.6 million of cash received from the NFIP which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gain and losses, carrying value, unrecognized holding gains and losses, and fair values of held-to-maturity (“HTM”) fixed maturity securities as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	172	5,464	194	—	5,658
Obligations of state and political subdivisions	421,460	4,947	426,407	20,520	(34)	446,893
Corporate securities	35,983	(643)	35,340	3,541	—	38,881
Asset-backed securities (“ABS”)	6,536	(824)	5,712	868	—	6,580
Commercial mortgage-backed securities (“CMBS”)	7,623	(1,039)	6,584	3,029	—	9,613
Total HTM fixed maturity securities	$476,894	2,613	479,507	28,152	(34)	507,625

December 31, 2012
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	212	5,504	367	—	5,871
Obligations of state and political subdivisions	491,180	6,769	497,949	28,996	(23)	526,922
Corporate securities	38,285	(812)	37,473	4,648	—	42,121
ABS	6,980	(1,052)	5,928	1,170	—	7,098
CMBS	8,406	(1,191)	7,215	5,434	—	12,649
Total HTM fixed maturity securities	$550,143	3,926	554,069	40,615	(23)	594,661

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.3 years as of June 30, 2013.

During Six Months 2013, ten securities with a carrying value of $22.9 million and a net unrecognized gain position of $1.1 million were reclassified from an HTM designation to an available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Services ("Moody's") and/or Standard and Poor's Financial Services (“S&P”). These

unexpected rating downgrades raised concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$165,844	12,519	(369)	177,994
Foreign government	28,802	995	(127)	29,670
Obligations of states and political subdivisions	884,615	28,521	(18,818)	894,318
Corporate securities	1,491,837	46,984	(14,850)	1,523,971
ABS	155,338	999	(911)	155,426
CMBS[1]	137,048	2,318	(3,782)	135,584
Residential mortgage-backed securities (“RMBS”)[2]	500,510	8,906	(6,568)	502,848
AFS fixed maturity securities	3,363,994	101,242	(45,425)	3,419,811
AFS equity securities	142,434	30,395	(765)	172,064
Total AFS securities	$3,506,428	131,637	(46,190)	3,591,875

December 31, 2012
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$241,874	17,219	(1)	259,092
Foreign government	28,813	1,540	(124)	30,229
Obligations of states and political subdivisions	773,953	44,398	(327)	818,024
Corporate securities	1,368,954	81,696	(402)	1,450,248
ABS	126,330	2,319	(9)	128,640
CMBS[1]	133,763	4,572	(1,216)	137,119
RMBS[2]	456,996	15,961	(296)	472,661
AFS fixed maturity securities	3,130,683	167,705	(2,375)	3,296,013
AFS equity securities	132,441	19,400	(459)	151,382
Total AFS securities	$3,263,124	187,105	(2,834)	3,447,395

1 CMBS includes government guaranteed agency securities with a fair value of $39.9 million at June 30, 2013 and $48.9 million at December 31, 2012.
2 RMBS includes government guaranteed agency securities with a fair value of $72.2 million at June 30, 2013 and $91.0 million at December 31, 2012.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2013 and December 31, 2012, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

June 30, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$16,151	(369)	—	—
Foreign government	1,058	(10)	2,880	(117)
Obligations of states and political subdivisions	393,204	(18,818)	—	—
Corporate securities	431,753	(14,699)	2,952	(151)
ABS	98,136	(911)	—	—
CMBS	67,456	(3,340)	2,158	(442)
RMBS	220,814	(6,387)	1,626	(181)
Total fixed maturity securities	1,228,572	(44,534)	9,616	(891)
Equity securities	16,948	(765)	—	—
Subtotal	$1,245,520	(45,299)	9,616	(891)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$180	(3)	3	702	(28)	20
ABS	—	—	—	2,803	(709)	647
Subtotal	$180	(3)	3	3,505	(737)	667
Total AFS and HTM	$1,245,700	(45,302)	3	13,121	(1,628)	667

December 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	1,218	(33)	29	3,968	(887)	791
Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791
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

As evidenced by the table below, our net unrealized/unrecognized loss positions increased by $43.3 million as of June 30, 2013 compared to December 31, 2012 as follows:

($ in thousands)
June 30, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
504	80% - 99%	$46,022	100	80% - 99%	2,701
1	60% - 79%	238	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$46,260			2,934

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

At June 30, 2013, we had 505 securities in an aggregate unrealized/unrecognized loss position of $46.3 million, $1.0 million of which have been in a loss position for more than 12 months. During Second Quarter 2013, interest rates on the 10 year U.S. Treasury Note rose by 64 basis points. This interest rate movement has negatively impacted our fixed maturity securities portfolio's valuation, thus increasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses. The increase in the unrealized losses does not correspond to any issuer specific credit concerns, rather just interest rate movements. For a discussion regarding the sensitivity of interest rate movements and the related impacts on the fixed maturity securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Annual Report.

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

We do not intend to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of June 30, 2013. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at June 30, 2013:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$93,387	96,086
Due after one year through five years	348,188	369,227
Due after five years through 10 years	35,044	38,777
Due after 10 years	2,888	3,535
Total HTM fixed maturity securities	$479,507	507,625

Listed below are AFS fixed maturity securities at June 30, 2013:

($ in thousands)	Fair Value
Due in one year or less	$326,454
Due after one year through five years	1,840,956
Due after five years through 10 years	1,202,597
Due after 10 years	49,804
Total AFS fixed maturity securities	$3,419,811

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2013
($ in thousands)	June 30, 2013	December 31, 2012	Remaining Commitment
Alternative Investments
Secondary private equity	$26,489	28,032	7,527
Energy/power generation	18,417	18,640	7,825
Private equity	17,809	18,344	11,542
Mezzanine financing	12,868	12,692	19,712
Real estate	12,149	11,751	10,290
Distressed debt	12,106	12,728	2,929
Venture capital	7,378	7,477	400
Total alternative investments	107,216	109,664	60,225
Other securities	1,861	4,412	1,289
Total other investments	$109,077	114,076	61,514

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

The following table sets forth aggregated summarized financial information for the partnerships in our alternative and other investments carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the six-month periods ended March 31 is as follows:

Income Statement Information	Quarter ended March 31,		Six Months ended March 31,
($ in millions)	2013	2012	2013	2012
Net investment income	$46.8	54.0	255.0	90.1
Realized (losses) gains	(22.1)	234.6	599.7	985.3
Net change in unrealized depreciation	378.8	53.4	(18.9)	(434.0)
Net income	$403.5	342.0	835.8	641.4
Selective’s insurance subsidiaries’ other investments income	$3.9	3.0	7.5	5.0

(f) At June 30, 2013, we had 32 fixed maturity securities, with a carrying value of $62.2 million, that were pledged as collateral for our outstanding borrowing of $58.0 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This outstanding borrowing is included in “Notes payable” on the Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

In addition, certain bonds with a carrying value of $27.1 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Fixed maturity securities	$30,298	31,759	60,387	63,109
Equity securities	1,874	1,280	3,081	2,517
Short-term investments	29	29	81	67
Other investments	3,869	2,963	7,471	4,963
Miscellaneous income	—	25	—	64
Investment expenses	(2,067)	(2,050)	(4,147)	(4,086)
Net investment income earned	$34,003	34,006	66,873	66,634

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2013	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
($ in thousands)
HTM fixed maturity securities
ABS	$(44)	(47)	3
Total HTM fixed maturity securities	(44)	(47)	3
Equity securities	429	—	429
Other investments	123	—	123
OTTI losses	$508	(47)	555

Second Quarter 2012	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed maturity securities
ABS	$30	—	30
RMBS	10	(54)	64
OTTI losses	$40	(54)	94

Six Months 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
HTM fixed maturity securities
ABS	$(44)	(47)	3
Total HTM fixed maturity securities	(44)	(47)	3
AFS fixed maturity securities
RMBS	(22)	(30)	8
Total AFS fixed maturity securities	(22)	(30)	8
Equity securities	646	—	646
Total AFS securities	624	(30)	654
Other investments	1,847	—	1,847
OTTI losses	$2,427	(77)	2,504

Six Months 2012	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed maturity securities
ABS	$62	—	62
CMBS	108	—	108
RMBS	(44)	(218)	174
Total AFS fixed maturity securities	126	(218)	344
Equity securities	171	—	171
Total AFS securities	297	(218)	515
OTTI losses	$297	(218)	515

The majority of the OTTI charges in Six Months 2013 relate to an investment in a limited liability company within our other investments portfolio that has sustained significant losses for which we do not anticipate recovery. For a discussion of our evaluation for OTTI of fixed maturity securities, short-term investments, equity securities and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended June 30,
($ in thousands)	2013	2012
Balance, beginning of period	$7,486	6,711
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	2	64
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,488	6,775

	Six Months ended June 30,
($ in thousands)	2013	2012
Balance, beginning of period	$7,477	6,602
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	11	173
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,488	6,775

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities
Gains	$3	2	3	155
Losses	(12)	(25)	(49)	(106)
AFS fixed maturity securities
Gains	967	368	1,918	773
Losses	(46)	(74)	(299)	(117)
AFS equity securities
Gains	4,800	—	10,471	4,775
Losses	(3)	—	(171)	(428)
Short-term investments
Losses	—	—	—	(2)
Other Investments
Gains	—	1	—	1
Losses	—	—	(860)	—
Total other net realized investment gains	5,709	272	11,013	5,051
Total OTTI charges recognized in earnings	(555)	(94)	(2,504)	(515)
Total net realized gains	$5,154	178	8,509	4,536

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Of the $5.7 million and $11.0 million in net realized gains in Second Quarter and Six Months 2013, $4.7 million relates to the sale of a private equity security due to the acquisition of this investment by a third party. In addition, $5.6 million in net realized gains in Six Months 2013 and $4.3 million in Six Months 2012 were related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio.

Proceeds from the sale of AFS securities were $42.2 million in Second Quarter 2013 and $49.1 million in Six Months 2013, and $24.1 million and $95.9 million in in the same periods a year ago.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$479,507	507,625	554,069	594,661
AFS	3,419,811	3,419,811	3,296,013	3,296,013
Equity securities, AFS	172,064	172,064	151,382	151,382
Short-term investments	186,499	186,499	214,479	214,479
Receivable for proceeds related to sale of Selective HR Solution (“Selective HR”)	—	—	2,705	2,705
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,451	13,000	13,595
1.25% borrowings from FHLBI	45,000	44,927	45,000	45,590
7.50% Junior Notes	—	—	100,000	101,480
6.70% Senior Notes	99,486	109,000	99,475	107,707
7.25% Senior Notes	49,914	52,994	49,912	52,689
5.875% Senior Notes	185,000	170,644	—	—
Total notes payable	$392,400	391,016	307,387	321,061

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

For a discussion of the techniques used to value the majority of our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report. The 5.875% Senior Notes were valued based on a quoted market price (Level 1). The fair value at June 30, 2013 of the 6.70% Senior Notes due November 1, 2035 is based on a matrix pricing model prepared by an external pricing service due to the availability and nature of the pricing at the valuation date (Level 2).

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2013 and December 31, 2012:

June 30, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$177,994	48,236	129,758	—
Foreign government	29,670	—	29,670	—
Obligations of states and political subdivisions	894,318	—	894,318	—
Corporate securities	1,523,971	—	1,523,971	—
ABS	155,426	—	155,426	—
CMBS	135,584	—	133,953	1,631
RMBS	502,848	—	502,848	—
Total AFS fixed maturity securities	3,419,811	48,236	3,369,944	1,631
Equity securities	172,064	169,164	—	2,900
Short-term investments	186,499	186,499	—	—

Measured on a non-recurring basis:
ABS, HTM[2]	335	—	335	—
Total assets	$3,778,709	403,899	3,370,279	4,531

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]	As of June 30, 2013, as the result of our OTTI analysis, we impaired one ABS HTM security down to fair value, which is typically not carried at fair value.

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/12	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$259,092	115,861	123,442	19,789
Foreign government	30,229	—	30,229	—
Obligations of states and political subdivisions	818,024	—	818,024	—
Corporate securities	1,450,247	—	1,447,301	2,946
ABS	128,640	—	122,572	6,068
CMBS	137,119	—	129,957	7,162
RMBS	472,662	—	472,662	—
Total AFS fixed maturity securities	3,296,013	115,861	3,144,187	35,965
Equity securities	151,382	147,775	—	3,607
Short-term investments	214,479	214,479	—	—
Receivable for proceeds related to sale of Selective HR	2,705	—	—	2,705
Total assets	$3,664,579	478,115	3,144,187	42,277

[1]	There were no transfers of securities between Level 1 and Level 2.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the periods ended June 30, 2013 and December 31, 2012:

Six Months 2013
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
Total net (losses) gains for the period included in:
OCI[1]	(537)	(7)	(266)	684	3,935	—	3,809
Net income[2,3]	(76)	—	—	351	—	(1,480)	(1,205)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,847)	(168)	—	(1,581)	—	(225)	(3,821)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(17,329)	(2,771)	(5,802)	(4,985)	(4,642)	(1,000)	(36,529)
Fair value, June 30, 2013	$—	—	—	1,631	2,900	—	4,531
1 Amounts are reported in “Unrealized holding (losses) gains arising during period” on the Consolidated Statements of Comprehensive Income.
2 Amounts are reported in “Net realized gains” for realized gains and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income.
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

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2012 Annual Report, the fair value of our Level 3 fixed maturity securities is typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. At June 30, 2013 and December 31, 2012, fixed maturity securities with aggregate fair values of $1.6 million and $36.0 million, respectively, were measured using Level 3 inputs primarily due to the availability and nature of the pricing used at the valuation dates.

During Six Months 2013, fixed maturity securities with a fair value of $30.9 million were transferred out of Level 3 due to the availability of Level 2 pricing at June 30, 2013 that was not available previously.

In 2012, fixed maturity securities with a fair value of $9.0 million were transferred into Level 3 during the year. These transfers were primarily related to securities that had been previously priced using Level 2 inputs, but due to the availability and nature of the pricing used at the valuation dates, were priced using Level 3 inputs at December 31, 2012. In addition, certain of these transfers related to securities that had previously been classified as HTM, and therefore not measured at fair value, for which available pricing at December 31, 2012 used Level 3 inputs. Securities with a fair value of $8.5 million were transferred out of Level 3 due to the availability of Level 2 pricing at December 31, 2012 that was not available previously.

Equity securities with fair values of $2.9 million and $3.6 million were measured using Level 3 inputs at June 30, 2013 and December 31, 2012, respectively. During 2012, two non-publicly traded equity securities were transferred into Level 3 due to the nature of the quotes used at the valuation date. One of these securities was transferred out of Level 3 and into Level 2 at March 31, 2013, as the pricing as of that date was based on a quoted price in an inactive market. This security was subsequently sold in Second Quarter 2013 for an amount that approximated the March 31, 2013 value. At each reporting date, we review the fair values on the remaining Level 3 security for reasonableness.

At December 31, 2012, the receivable related to the sale of Selective HR was contingent on the purchaser's ability to retain business subsequent to the sale. At that time, the fair value of this receivable was measured using unobservable inputs, the most significant of which was our assumption regarding the retention of business. In Six Months 2013, we reached an agreement with the purchaser to settle this receivable for an aggregate of $1.0 million, which was paid in two installments. As a result, the receivable was transferred out of Level 3 and we have subsequently received the $1.0 million. See Note 12. "Discontinued Operations" of this Form 10-Q for a discussion of the impairment charge that was recorded on this receivable in the first quarter of 2013.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2013 and December 31, 2012:

June 30, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,658	—	5,658	—
Obligations of states and political subdivisions	446,893	—	446,893	—
Corporate securities	38,881	—	38,881	—
ABS	6,245	—	5,049	1,196
CMBS	9,613	—	9,613	—
Total HTM fixed maturity securities	$507,290	—	506,094	1,196
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,451	—	13,451	—
1.25% borrowings from FHLBI	44,927	—	44,927	—
6.70% Senior Notes	109,000	—	109,000	—
7.25% Senior Notes	52,994	—	52,994	—
5.875% Senior Notes	170,644	170,644	—	—
Total notes payable	$391,016	170,644	220,372	—

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,871	—	5,871	—
Obligations of states and political subdivisions	526,922	—	526,922	—
Corporate securities	42,121	—	37,289	4,832
ABS	7,097	—	5,698	1,399
CMBS	12,650	—	12,650	—
Total HTM fixed maturity securities	$594,661	—	588,430	6,231
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,595	—	13,595	—
1.25% borrowings from FHLBI	45,590	—	45,590	—
7.50% Junior Notes	101,480	101,480	—	—
6.70% Senior Notes	107,707	107,707	—	—
7.25% Senior Notes	52,689	—	52,689	—
Total notes payable	$321,061	209,187	111,874	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Premiums written:
Direct	$551,190	507,520	1,080,006	983,486
Assumed	4,378	4,747	12,860	26,736
Ceded	(93,391)	(86,704)	(180,565)	(164,487)
Net	$462,177	425,563	912,301	845,735
Premiums earned:
Direct	$504,081	463,330	998,147	915,318
Assumed	8,951	16,039	21,414	31,088
Ceded	(86,780)	(87,157)	(172,369)	(175,365)
Net	$426,252	392,212	847,192	771,041
Loss and loss expense incurred:
Direct	$338,954	301,451	704,600	553,654
Assumed	6,420	10,470	15,494	21,069
Ceded	(65,780)	(24,018)	(170,651)	(33,914)
Net	$279,594	287,903	549,443	540,809

The growth in direct premium written ("DPW") for our ten insurance subsidiaries ("Insurance Subsidiaries") in both Second Quarter and Six Months 2013 compared to Second Quarter and Six Months 2012 reflects: (i) pure price increases that we have achieved in our Standard Insurance Operations; and (ii) strong retention in our Standard Insurance Operations.

Direct premiums earned increases in Second Quarter and Six Months 2013 were consistent with the fluctuation in DPW for the twelve-month period ended June 30, 2013 as compared to the twelve-month period ended June 30, 2012.

Assumed premiums written for Six Months 2013 decreased compared to the same period last year as E&S business, which was previously written through a reinsurance fronting agreement, is now written directly by our Insurance Subsidiaries. Decreases in assumed premiums earned in Second Quarter and Six Months 2013 compared to Second Quarter and Six Months 2012 were driven by the E&S premiums.
Direct loss and loss expense incurred in Six Months 2013 included an increase of approximately $75 million related to flood losses covered under the NFIP for Hurricane Sandy, which occurred in October 2012. Total estimated gross flood losses for this storm were $1,127 million at June 30, 2013 and $1,052 million at December 31, 2012, of which approximately $1,108 million was paid through June 30, 2013.
As all flood losses are fully ceded under the NFIP, the increase in the direct loss and loss expenses drive the corresponding increase in our ceded losses. The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Ceded premiums written	$(62,461)	(60,525)	(119,168)	(112,249)
Ceded premiums earned	(56,450)	(52,768)	(111,777)	(104,673)
Ceded loss and loss expense incurred	(51,725)	(6,754)	(127,901)	8,168

In addition to the direct and ceded losses being higher in Six Months 2013, 2012 reflects the fact that Hurricane Irene and Tropical Storm Lee claims were settled for less than their original estimates.

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

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$76,706	71,540	151,053	142,024
Workers compensation	64,855	66,661	130,939	132,472
General liability	99,766	92,632	197,469	182,775
Commercial property	54,937	50,377	108,352	99,748
Businessowners’ policies	18,625	17,266	37,165	34,123
Bonds	4,775	4,700	9,539	9,363
Other	2,993	3,113	5,985	6,281
Total standard Commercial Lines	322,657	306,289	640,502	606,786
Personal automobile	38,526	37,897	76,919	75,353
Homeowners	31,702	28,808	62,837	56,766
Other	3,320	3,251	6,828	6,446
Total standard Personal Lines	73,548	69,956	146,584	138,565
Total Standard Insurance Operations net premiums earned	396,205	376,245	787,086	745,351
Miscellaneous income	3,528	2,438	6,248	5,895
Total Standard Insurance Operations revenue	399,733	378,683	793,334	751,246
E&S Insurance Operations:
Net premiums earned	30,047	15,967	60,106	25,690
Investments:
Net investment income	34,003	34,006	66,873	66,634
Net realized investment gains	5,154	178	8,509	4,536
Total investment revenues	39,157	34,184	75,382	71,170
Total all segments	468,937	428,834	928,822	848,106
Other income	8	73	72	149
Total revenues from continuing operations	$468,945	428,907	928,894	848,255

Income from Continuing Operations before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Standard Insurance Operations:
Commercial Lines underwriting gain (loss)	$9,743	(14,424)	15,845	(14,015)
Personal Lines underwriting gain (loss)	(2,975)	(7,438)	2,998	(4,317)
Total Standard Insurance Operations underwriting gain (loss), before federal income tax	6,768	(21,862)	18,843	(18,332)
GAAP combined ratio	98.3%	105.8	97.6	102.5
Statutory combined ratio	97.0%	105.5	96.9	101.8

E&S Insurance Operations:
Underwriting loss	(2,285)	(5,100)	(2,199)	(9,993)
GAAP combined ratio	107.6%	131.9	103.7	138.9
Statutory combined ratio	106.8%	116.1	102.6	118.0

Investments:
Net investment income	34,003	34,006	66,873	66,634
Net realized investment gains	5,154	178	8,509	4,536
Total investment income, before federal income tax	39,157	34,184	75,382	71,170

Total all segments	43,640	7,222	92,026	42,845
Interest expense	(5,570)	(4,723)	(11,401)	(9,423)
General corporate and other expenses	(1,869)	(3,191)	(15,556)	(10,923)
Income (loss) from continuing operations before federal income tax	$36,201	(692)	65,069	22,499

NOTE 9. Indebtedness
In the first quarter of 2013, we issued $185 million of 5.875% Senior Notes due 2043. The Senior Notes will pay interest on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2013, and at maturity. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066, which had an associated $3.3 million pre-tax write-off for the remaining capitalized debt issuance costs on these notes. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. For additional information related to all our outstanding debt, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

NOTE 10. Retirement Plans
The Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan") were amended in the first quarter of 2013 to curtail the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016. The curtailment of the plans resulted in a net actuarial gain recognized in OCI of $44.0 million on a pre-tax basis.

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

Eligible employees impacted by the curtailment of the Retirement Income Plan began receiving, on April 5, 2013, an enhanced company contribution to the Selective Insurance Retirement Savings Plan of 4% of base salary, which is the enhanced company contribution currently provided to all employees not eligible to participate in the Retirement Income Plan.

The funded status of the Retirement Income Plan recognized in the Consolidated Balance Sheets as of June 30, 2013, the valuation of which was updated as of March 31, 2013 as a result of the first quarter curtailment discussed above, and December 31, 2012, was as follows:

	Retirement Income Plan
($ in thousands)	June 30, 2013	December 31, 2012
Change in Benefit Obligation:
Benefit obligation, beginning of year	$302,647	254,009
Service cost	2,449	8,091
Interest cost	3,303	12,981
Actuarial (gain) losses	(11,485)	33,596
Benefits paid	(1,598)	(6,030)
Impact of curtailment	(29,603)	—
Benefit obligation, end of period	$265,713	302,647

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$207,150	182,614
Actual return on plan assets, net of expenses	6,760	21,896
Contribution by employer to funded plans	2,650	8,550
Contribution by employer to unfunded plans	30	120
Benefits paid	(1,598)	(6,030)
Fair value of assets, end of period	$214,992	207,150

Funded status	$(50,721)	(95,497)

Amount Recognized in Consolidated Balance Sheet:
Liabilities	$(50,721)	(95,497)
Net pension liability, end of period	$(50,721)	(95,497)

Amount Recognized in AOCI:
Prior service cost	$—	26
Net actuarial loss	57,543	103,365
Total	$57,543	103,391

Other Information:
Accumulated benefit obligation	$257,412	265,899

Weighted-Average Liability Assumptions:
Discount Rate	4.66%	4.42
Rate of compensation increase	4.00%	4.00

The following table shows the cost of the Retirement Income Plan and the life insurance benefit ("Retirement Life Plan") for the quarterly and six month periods ended June 30, 2013 and June 30, 2012:

	Retirement Income Plan Quarter ended June 30,		Retirement Life Plan Quarter ended June 30,
($ in thousands)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI:

Net Periodic Benefit Cost:
Service cost	$1,857	2,154	—	—
Interest cost	3,051	3,230	69	74
Expected return on plan assets	(3,985)	(3,547)	—	—
Amortization of unrecognized prior service cost	—	37	—	—
Amortization of unrecognized net actuarial loss	772	1,383	17	8
Total net periodic cost	$1,695	3,257	86	82

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Reversal of amortization of net actuarial loss	$(772)	(1,383)	(17)	(8)
Reversal of amortization of prior service cost	—	(37)	—	—
Total recognized in OCI	$(772)	(1,420)	(17)	(8)

Total recognized in net periodic benefit cost and OCI	$923	1,837	69	74

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI:

Net Periodic Benefit Cost:
Service cost	$4,306	4,308	—	—
Interest cost	6,354	6,460	139	148
Expected return on plan assets	(7,833)	(7,094)	—	—
Amortization of unrecognized prior service cost	10	75	—	—
Amortization of unrecognized net actuarial loss	2,594	2,766	35	15
Curtailment expense	16	—	—	—
Total net periodic cost	$5,447	6,515	174	163

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Net actuarial gain due to curtailment	$(44,000)	—	—	—
Reversal of amortization of net actuarial loss	(2,594)	(2,766)	(35)	(15)
Reversal of amortization of prior service cost	(10)	(75)	—	—
Curtailment expense	(16)	—	—	—
Total recognized in OCI	$(46,620)	(2,841)	(35)	(15)

Total recognized in net periodic benefit cost and OCI	$(41,173)	3,674	139	148

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

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
	2013	2012	2013	2012
Weighted-Average Expense Assumptions:
Discount rate	4.66%	5.16	4.66	5.16
Expected return on plan assets	7.40%	7.75	—	—
Rate of compensation increase	4.00%	4.00	—	—

The following table presents future benefit payments expected under the Retirement Income Plan:

($ in thousands)	Retirement Income Plan
Benefits Expected to be Paid in Future Years
Fiscal Years:
2013	$7,586
2014	8,384
2015	9,148
2016	9,942
2017	10,810
2018-2022	67,447

For additional information regarding our retirement plans, refer to Note 15. "Retirement Plans" included in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2013 and 2012 are as follows:

Second Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$36,201	9,079	27,122
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(91,314)	(31,961)	(59,353)
Non-credit OTTI recognized in OCI	47	16	31
Amounts reclassified into net income:
HTM securities	(614)	(215)	(399)
Non-credit OTTI	6	3	3
Realized gains on AFS securities	(5,288)	(1,850)	(3,438)
Net unrealized losses	(97,163)	(34,007)	(63,156)
Amounts reclassified into net income:
Net actuarial loss	789	276	513
Defined benefit pension and post-retirement plans	789	276	513
Other comprehensive loss	(96,374)	(33,731)	(62,643)
Comprehensive loss	$(60,173)	(24,652)	(35,521)

Second Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$(692)	(980)	288
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	7,849	2,748	5,101
Non-credit OTTI recognized in OCI	54	19	35
Amounts reclassified into net income:
HTM securities	(701)	(245)	(456)
Non-credit OTTI	60	21	39
Realized gains on AFS securities	(199)	(71)	(128)
Net unrealized gains	7,063	2,472	4,591
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,391	486	905
Prior service cost	37	13	24
Defined benefit pension and post-retirement plans	1,428	499	929
Other comprehensive income	8,491	2,971	5,520
Comprehensive income	$7,799	1,991	5,808

Six Months 2013
($ in thousands)	Gross	Tax	Net
Net income	$63,534	15,104	48,430
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(87,630)	(30,671)	(56,959)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,331)	(466)	(865)
Non-credit OTTI	13	5	8
Realized gains on AFS securities	(11,264)	(3,942)	(7,322)
Net unrealized losses	(100,135)	(35,047)	(65,088)
Defined benefit pension and post-retirement plans:
Net actuarial gain	44,000	15,400	28,600
Amounts reclassified into net income:
Net actuarial loss	2,629	920	1,709
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	46,655	16,329	30,326
Other comprehensive loss	(53,480)	(18,718)	(34,762)
Comprehensive income	$10,054	(3,614)	13,668

Six Months 2012
($ in thousands)	Gross	Tax	Net
Net income	$22,499	4,118	18,381
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	27,653	9,679	17,974
Non-credit OTTI recognized in OCI	218	76	142
Amounts reclassified into net income:
HTM securities	(1,565)	(548)	(1,017)
Non-credit OTTI	263	92	171
Realized gains on AFS securities	(4,488)	(1,571)	(2,917)
Net unrealized gains	22,081	7,728	14,353
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	2,781	973	1,808
Prior service cost	75	26	49
Defined benefit pension and post-retirement plans	2,856	999	1,857
Other comprehensive income	24,937	8,727	16,210
Comprehensive income	$47,436	12,845	34,591

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2013 are as follows:

June 30, 2013	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2012	$(1,658)	2,594	121,391	122,327	(68,287)	54,040
OCI before reclassifications	50	(27)	(56,932)	(56,909)	28,600	(28,309)
Amounts reclassified from AOCI	8	(865)	(7,322)	(8,179)	1,726	(6,453)
Net current period OCI	58	(892)	(64,254)	(65,088)	30,326	(34,762)
Balance, June 30, 2013	$(1,600)	1,702	57,137	57,239	(37,961)	19,278

The reclassifications out of AOCI for Second Quarter and Six Months 2013 are as follows:

	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	Quarter ended June 30, 2013	Six Months ended June 30, 2013
OTTI related
Amortization of non-credit OTTI losses on HTM securities
	$6	13	Net investment income earned
	6	13	Income (loss) from continuing operations, before federal income tax
	(3)	(5)	Total federal income tax expense (benefit)
	3	8	Net income
HTM related
Unrealized gains and losses on HTM disposals	(70)	(151)	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(544)	(1,180)	Net investment income earned
	(614)	(1,331)	Income (loss) from continuing operations, before federal income tax
	215	466	Total federal income tax expense (benefit)
	(399)	(865)	Net income
Realized gains and losses on AFS
Realized gains and losses on AFS disposals	(5,288)	(11,264)	Net realized investments gains
	(5,288)	(11,264)	Income (loss) from continuing operations, before federal income tax
	1,850	3,942	Total federal income tax expense (benefit)
	(3,438)	(7,322)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	158	558	Loss and loss expense incurred
	631	2,071	Policy acquisition costs
	789	2,629	Income (loss) from continuing operations, before federal income tax

Prior service cost	—	7	Loss and loss expense incurred
	—	3	Policy acquisition costs
	—	10	Income (loss) from continuing operations, before federal income tax

Curtailment expense	—	16	Policy acquisition costs
	—	16	Income (loss) from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	789	2,655	Income (loss) from continuing operations, before federal income tax
	(276)	(929)	Total federal income tax expense (benefit)
	513	1,726	Net income

Total reclassifications for the period	$(3,321)	$(6,453)	Net income

Note 12. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR for proceeds to be received over a 10-year period. These proceeds were based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who distribute the products. In Six Months 2013, we settled the remaining receivable for an aggregate of $1.0 million, which was received in two installments during Second Quarter 2013, in full and final settlement of the contingent purchase price. An impairment which amounted to $1.5 million was recorded in the first quarter of 2013 and is included in "Loss on disposal of discontinued operations, net of tax" in the unaudited Consolidated Statements of Income.

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

Note 14. Commitments and Contingencies
At June 30, 2013, we had contractual obligations that expire at various dates through 2026 to invest up to an additional $61.5 million in alternative and other investments. There is no certainty that all of such additional investments will be required.

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
The purpose of Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2012 Annual Report.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•
Financial Highlights of Results for second quarters ended June 30, 2013 (“Second Quarter 2013”) and June 30, 2012 (“Second Quarter 2012”) and the six-month periods ended June 30, 2013 ("Six Months 2013") and June 30, 2012 ("Six Months 2012");

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) deferred policy acquisition costs; (iii) pension and post-retirement benefit plan actuarial assumptions; (iv) other-than-temporary investment impairments; and (v) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2012 Annual Report, pages 44 through 53. However, for changes related to actuarial assumptions used in the measurement of the Retirement Income Plan for Selective Insurance Company of America and The Selective Insurance Supplemental Pension Plan (jointly referred to as the "Retirement Income Plan"), see Note 10. "Retirement Plans" of this Form 10-Q.

Financial Highlights of Results for Second Quarter 2013 and Six Months 20131

	Quarter ended June 30,				Six Months ended June 30,
($ and shares in thousands, except per share amounts)	2013	2012	Change % or Points		2013	2012	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$468,945	428,907	9%		928,894	848,255	10%
Pre-tax net investment income	34,003	34,006	—		66,873	66,634	—
Pre-tax net income (loss)	36,201	(692)	5,331		63,534	22,499	182
Net income	27,122	288	9,317		48,430	18,381	163
Diluted net income per share	0.48	0.01	4,700		0.86	0.33	161
Diluted weighted-average outstanding shares	56,616	55,681	2		56,530	55,642	2
GAAP combined ratio	98.9%	106.9	(8.0)	pts	98.0	103.7	(5.7)	pts
Statutory combined ratio[2]	97.7%	106.2	(8.5)		97.3	102.7	(5.4)
Return on average equity	9.7%	0.1	9.6		8.8	3.4	5.4
Non-GAAP measures:
Operating income[3]	$23,773	172	13,722%		$43,897	15,432	184%
Diluted operating income per share[3]	0.42	0.01	4,100		0.78	0.28	179
Operating return on average equity[3]	8.5%	0.1	8.4	pts	8.0	2.9	5.1	pts

[1]	Refer to the Glossary of Terms attached to our 2012 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Six Months 2013 includes 0.7 points related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

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

 The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2013	2012	2013	2012
Operating income	$23,773	172	43,897	15,432
Net realized gains, net of tax	3,349	116	5,530	2,949
Loss on disposal of discontinued operations, net of tax	—	—	(997)	—
Net income	$27,122	288	48,430	18,381

Diluted operating income per share	$0.42	0.01	0.78	0.28
Diluted net realized gains per share	0.06	—	0.10	0.05
Diluted net loss from disposal of discontinued operations per share	—	—	(0.02)	—
Diluted net income per share	$0.48	0.01	0.86	0.33

Over the long term, we target a return on average equity that is three points higher than our historic cost of capital of approximately 9%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Our operating return on average equity was 8.5% in Second Quarter 2013 compared to 0.1% in Second Quarter 2012. For Six Months 2013 and Six Months 2012, our operating return on average equity was 8.0% and 2.9%, respectively. Our operating return on average equity contribution by component is as follows:

Operating Return on Average Equity	Quarter ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Insurance Operations	1.0%	(6.5)	2.0	(3.4)
Investments	9.2	9.5	9.2	9.4
Other	(1.7)	(2.9)	(3.2)	(3.1)
Total	8.5	0.1	8.0	2.9

Improvements in the operating return on average equity generated from our Insurance Subsidiaries reflect increases in underwriting profitability of $31.4 million in the quarter and $45.0 million in the year-to-date periods. These fluctuations were driven primarily by: (i) higher underwriting profitability in our Standard Insurance Operations of $28.6 million and $37.2 million, respectively, reflecting the impact of earning renewal pure price increases that have been exceeding loss costs trends over the past year along with decreases in catastrophe and non-catastrophe property losses quarter over quarter and significantly lower catastrophe losses year over year; and (ii) improvements in our E&S Insurance Operations of $2.8 million and $7.8 million, respectively. E&S operations were primarily affected by: (i) earned premiums that now reflect the full operations of this business; (ii) renewal pure price increases; and (iii) a decrease in initial start-up expenditures.

Our investment segment's contribution to operating return on equity was relatively consistent both in Second Quarter 2013 compared to Second Quarter 2012 and Six Months 2013 compared to Six Months 2012. Net investment income continues to be negatively impacted by the interest rate environment, which has lowered reinvestment yields within our fixed maturity securities portfolio when comparing periods. However, higher returns in our other investments portfolio, which were driven by higher returns from the alternative investments within that portfolio along with increased dividend income from our equity portfolio, have partially offset the impact of lower returns from our fixed maturity securities portfolio.

The Second Quarter 2013 improvement in our operating return on average equity attributable to our "Other" results of 1.2 points was driven by the impact of a lower effective tax rate adjustment in Second Quarter 2013 as compared to Second Quarter 2012. We are required, through accounting rules, to record each quarter's taxes at the expected annual marginal tax rate regardless of the relative magnitude of the individual components within any one quarter. As net income in Second Quarter 2012 was disproportionate compared to expected full year net income, a more significant effective tax rate adjustment was required compared to Second Quarter 2013 in which net income is more in line with full year expected results. While the year-to-date period was also impacted by a lower effective tax rate adjustment, for the six-month period, this improvement was offset by the write-off of debt costs associated with the redemption of our 7.50% Junior Notes due 2066 in the first quarter of 2013, coupled with higher stock compensation expense due to the increase in our stock price.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries underwriting results:

All Lines	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$462,177	425,563	9%		912,301	845,735	8%
Net premiums earned (“NPE”)	426,252	392,212	9		847,192	771,041	10
Less:
Loss and loss expense incurred	279,594	287,903	(3)		549,443	540,809	2
Net underwriting expenses incurred	141,194	130,041	9		279,038	256,413	9
Dividends to policyholders	981	1,230	(20)		2,067	2,144	(4)
Underwriting gain (loss)	$4,483	(26,962)	117%		16,644	(28,325)	159%
GAAP Ratios:
Loss and loss expense ratio	65.6%	73.4	(7.8)	pts	64.9	70.1	(5.2)	pts
Underwriting expense ratio	33.1	33.2	(0.1)		32.9	33.3	(0.4)
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.2	0.3	(0.1)
Combined ratio	98.9	106.9	(8.0)		98.0	103.7	(5.7)
Statutory Ratios:
Loss and loss expense ratio	65.6	73.4	(7.8)		64.9	70.1	(5.2)
Underwriting expense ratio	31.9	32.5	(0.6)		32.2	32.3	(0.1)
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.2	0.3	(0.1)
Combined ratio	97.7%	106.2	(8.5)	pts	97.3	102.7	(5.4)	pts

The growth in NPW for our Insurance Subsidiaries in Second Quarter 2013 and Six Months 2013 compared to prior year periods reflects the following in our Standard Insurance Operations: (i) renewal pure price increases that we have achieved; (ii) strong retention; and (iii) new business.

NPE increases in Second Quarter 2013 and Six Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2013 compared to the twelve-month period ended June 30, 2012.

The combined ratio improved for both the quarterly and year-to-date periods. This improvement reflects overall improvements in pricing, as well as significantly lower catastrophe losses and non-catastrophe property losses quarter over quarter and significantly lower catastrophe losses year over year. Renewal pure price increases averaged 7.4% for the quarterly period and 7.5% for the year-to-date period in our Standard Insurance Operations in 2013. These price increases exceeded loss trends by approximately 4 points.

Outlook
In their 2012 year-end review, A.M. Best and Company ("A.M. Best") projected an industry combined ratio of 101.2% for 2013. This projection reflects a more normal level of catastrophe losses as well as the impact of pricing improvements that were achieved in 2012 and are expected to continue in 2013. However, A.M. Best expects that the industry's performance will remain challenged by the continuing sluggish macroeconomic environment, which includes persisting low investment yields, the lingering effects of the soft market conditions that have prevailed in recent years, and a reduced level of loss reserve redundancies. These challenges are expected to lead to more negative rating actions than positive rating actions in 2013.

For 2013, we expect to achieve a statutory combined ratio of 96% excluding catastrophes and any favorable or unfavorable prior year casualty reserve development. Our estimate for catastrophe losses in 2013 is three points. In addition, we expect our E&S Insurance Operations to produce a combined ratio between 100% and 102% for 2013, and be at profitability levels similar to our Standard Insurance Operations in 2014. We also expect to achieve an overall statutory combined ratio of 92% by year-end 2014 excluding three points of expected catastrophe losses. Our Insurance Subsidiaries reported a statutory combined ratio of 93.1%, excluding catastrophe losses, for Second Quarter 2013 and 94.8% for Six Months 2013, which included favorable prior year casualty reserve development of $2 million in Second Quarter 2013 and $3 million in Six Months 2013 compared to $5 million in Second Quarter 2012 and $8 million in Six Months 2012.

A key component of meeting our combined ratio targets is our ability to generate Commercial Lines renewal pure price increases in excess of our predicted loss trends. Although A.M. Best is maintaining its negative outlook for the commercial lines market, it does anticipate that sustained pricing momentum will continue in 2013. We achieved renewal pure price increases of 7.3% for standard Commercial Lines and 8.4% for standard Personal Lines in Six Months 2013. While these increases demonstrate our ability to generate price at a granular level, we anticipate that 2014 standard renewal rates will be modestly below the current year 7.5% rate that we achieved.

Although interest rates rose during the quarter, they are still low by historical standards. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the low interest rate environment presents a significant challenge in generating after-tax returns on our investment portfolio as fixed income securities mature and money is re-invested at lower rates. Even if current interest rate levels were to increase by 50 basis points per year for the next few years, book yields on our overall portfolio would continue to underperform 2012 book yield levels until we reach 2018. As a result, for 2013, we anticipate after-tax investment income of approximately $95 million, lower than the $100 million we earned on an after-tax basis in 2012.

Results of Operations and Related Information by Segment

Insurance Operations

Standard Insurance Operations
Our Standard Insurance Operations segment, which represents 93% of our combined insurance operations NPW, sells insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia, through approximately 1,100 independent retail insurance agencies. This segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 82% of the segment's NPW; and (ii) Personal Lines, including our flood business, which markets primarily to individuals and represents approximately 18% of the segment's NPW.

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$429,511	397,224	8%		851,255	791,601	8%
NPE	396,205	376,245	5		787,086	745,351	6
Less:
Loss and loss expense incurred	258,520	275,297	(6)		509,251	520,736	(2)
Net underwriting expenses incurred	129,936	121,580	7		256,925	240,803	7
Dividends to policyholders	981	1,230	(20)		2,067	2,144	(4)
Underwriting gain (loss)	$6,768	(21,862)	131%		18,843	(18,332)	203%
GAAP Ratios:
Loss and loss expense ratio	65.2%	73.2	(8.0)	pts	64.7	69.9	(5.2)	pts
Underwriting expense ratio	32.9	32.3	0.6		32.6	32.3	0.3
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	0.3	—
Combined ratio	98.3	105.8	(7.5)		97.6	102.5	(4.9)
Statutory Ratios:
Loss and loss expense ratio[1]	65.3	73.3	(8.0)		64.7	69.9	(5.2)
Underwriting expense ratio[1]	31.5	31.9	(0.4)		31.9	31.6	0.3
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	0.3	—
Combined ratio[1]	97.0%	105.5	(8.5)	pts	96.9	101.8	(4.9)	pts

[1]
Six Months 2013 includes 0.2 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.7 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW in Second Quarter and Six Months 2013 compared to Second Quarter and Six Months 2012 are primarily the result of the following:

	Quarter ended June 30, 2013		Quarter ended June 30, 2012
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	7.2%	83%	6.4	82
Standard Personal Lines	8.3	87	5.6	87

	Six Months ended June 30, 2013		Six Months ended June 30, 2012
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	7.3%	82%	5.8	82
Standard Personal Lines	8.4	86	5.7	86

NPE increases in Second Quarter and Six Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2013 as compared to the twelve-month period ended June 30, 2012.

The GAAP loss and loss expense ratio improved 8.0 points in Second Quarter 2013 and 5.2 points in Six Months 2013 compared to the same periods a year ago. The improvement in the ratios reflect the earning of renewal pure price increases that averaged 6.3% in our Standard Insurance Operations in 2012 and exceeded loss trends by approximately 3 points. The following variances are included in the GAAP loss and loss expense ratio:

	Quarter ended June 30, 2013			Quarter ended June 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$17.1	4.3	pts	30.0	8.0	pts	(3.7)
Non-catastrophe property losses	50.2	12.7		57.9	15.4		(2.7)
Favorable prior year casualty reserve development	4	1.0		5	1.3		0.3

	Six Months ended June 30, 2013			Six Months ended June 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$18.3	2.3	pts	36.9	4.9	pts	(2.6)
Non-catastrophe property losses	110.9	14.1		108.5	14.6		(0.5)
Favorable prior year casualty reserve development	6	0.8		8	1.1		0.3

The breakdown of favorable prior year casualty reserve development by line of business for the periods indicated is as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development	Quarter ended June 30,				Six Months ended June 30,
($ in millions)	2013		2012		2013		2012
General liability	$5		—		9		—
Commercial automobile	—		1		—		2
Workers compensation	(3)		—		(11)		—
Businessowners' policies	3		3		6		4
Homeowners	—		2		2		3
Personal automobile	(1)		(1)		—		(1)
Total favorable prior year casualty reserve development	$4		5		6		8

Favorable impact on loss ratio	1.0	pts	1.3	pts.	0.8	pts.	1.1	pts.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended June 30,		Change % or		Six Months ended June 30,		Change % or
($ in thousands)	2013	2012	Points		2013	2012	Points
GAAP Insurance Operations Results:
NPW	$350,651	320,419	9%		703,840	649,250	8%
NPE	322,657	306,289	5		640,502	606,786	6
Less:
Loss and loss expense incurred	201,316	217,322	(7)		404,455	415,128	(3)
Net underwriting expenses incurred	110,617	102,161	8		218,135	203,529	7
Dividends to policyholders	981	1,230	(20)		2,067	2,144	(4)
Underwriting gain (loss)	$9,743	(14,424)	168%		15,845	(14,015)	213%
GAAP Ratios:
Loss and loss expense ratio	62.4%	71.0	(8.6)	pts	63.1	68.4	(5.3)	pts
Underwriting expense ratio	34.3	33.3	1.0		34.1	33.5	0.6
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.3	0.4	(0.1)
Combined ratio	97.0	104.7	(7.7)		97.5	102.3	(4.8)
Statutory Ratios:
Loss and loss expense ratio[1]	62.4	71.2	(8.8)		63.1	68.5	(5.4)
Underwriting expense ratio[1]	32.9	33.1	(0.2)		33.2	32.5	0.7
Dividends to policyholders ratio[1]	0.3	0.4	(0.1)		0.3	0.4	(0.1)
Combined ratio	95.6%	104.7	(9.1)	pts	96.6	101.4	(4.8)	pts

[1]
Six Months 2013 includes 0.2 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.7 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The increase in NPW in Second Quarter and Six Months 2013 compared to Second Quarter and Six Months 2012 is primarily the result of the following:

	Quarter ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Retention	83%	82	82%	82
Renewal pure price increases	7.2	6.4	7.3	5.8

NPE increases in Second Quarter and Six Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2013 compared to the twelve-month period ended June 30, 2012.

The GAAP loss and loss expense ratio improved by 8.6 points in Second Quarter 2013 and 5.3 points in Six Months 2013 compared to the same periods a year ago. The improvement in the ratio reflects the earning of renewal pure price increases that averaged 6.2% in our standard Commercial Lines in 2012 and exceeded loss trends by approximately 3 points. The following variances also impacted the GAAP loss and loss expense ratio as follows:

	Second Quarter 2013			Second Quarter 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$9.2	2.8	pts	18.4	6.0	pts	(3.2)	pts
Non-catastrophe property losses	27.9	8.6		36.1	11.8		(3.2)
Favorable prior year casualty reserve development	5	1.5		4	1.3		(0.2)

	Six Months 2013			Six Months 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$9.9	1.6	pts	22.3	3.7	pts	(2.1)	pts
Non-catastrophe property losses	64.8	10.1		68.4	11.3		(1.2)
Favorable prior year casualty reserve development	4	0.7		6	1.0		0.3

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$110,232	99,222	11%		219,637	199,850	10%
Direct new business	20,859	17,226	21		40,640	36,313	12
Retention	82%	81	1	pts	82	81.0	1	pts
Renewal pure price increases	8.7%	7.2	1.5		8.7	6.6	2.1
Statutory NPE	99,766	92,632	8%		197,469	182,775	8%
Statutory combined ratio	94.9%	102.3	(7.4)	pts	95.4	101.3	(5.9)	pts
% of total statutory standard Commercial Lines NPW	31%	31			31	31
The growth in NPW and NPE for our general liability business in both Second Quarter and Six Months 2013 reflect: (i) renewal pure price increases; (ii) strong retention; and (iii) higher new business.

The statutory combined ratio improvement for both Second Quarter and Six Months 2013 was due to: (i) the impact of favorable prior year casualty reserve development of 5.0 points and 4.6 points in Second Quarter and Six Months 2013, respectively, compared to no prior year casualty reserve development in Second Quarter and Six Months 2012; and (ii) the impact of earned renewal pure price increases that have exceeded loss cost trends. Partially offsetting these items was the impact of the Retirement Income Plan curtailment charge of $1.4 million, which increased the overall combined ratio by 0.7 points for Six Months 2013.

Commercial Automobile
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$84,254	74,912	12%		166,126	150,750	10%
Direct new business	16,166	12,736	27		31,070	27,427	13
Retention	82%	82	—	pts	82	82	—	pts
Renewal pure price increases	7.0%	5.1	1.9		7.0	4.6	2.4
Statutory NPE	76,706	71,540	7%		151,053	142,024	6%
Statutory combined ratio	95.3%	96.0	(0.7)	pts	96.6	96.3	0.3	pts
% of total statutory standard Commercial Lines NPW	24%	23			24	23

Renewal pure price increases coupled with strong retention drove the improvement in NPW and NPE in Second Quarter and Six Months 2013 compared to the same periods in 2012.

The fluctuations in the statutory combined ratios for Second Quarter and Six Months 2013 were impacted by premium increases that outpaced fixed costs coupled with the following:

	Quarter ended June 30, 2013			Quarter ended June 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$(0.3)	(0.4)	pts	1.0	1.4	pts	(1.8)
Favorable prior year casualty reserve development	—	—		2	2.1		2.1

	Six Months ended June 30, 2013			Six Months ended June 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$(1.0)	(0.6)	pts	1.5	1.1	pts	(1.7)
Favorable prior year casualty reserve development	—	—		3	1.8		1.8

In addition, Six Months 2013 included 0.6 points related to the Retirement Income Plan curtailment charge.

Workers Compensation
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012
Statutory NPW	$68,589	66,764	3%		143,994	139,952	3%
Direct new business	14,813	9,969	49		28,692	25,371	13
Retention	81%	81	—	pts	82	80	2	pts
Renewal pure price increases	7.6%	8.7	(1.1)		7.8	7.8	—
Statutory NPE	64,855	66,661	(3)%		130,939	132,472	(1)%
Statutory combined ratio	118.3%	112.7	5.6	pts	118.6	111.8	6.8	pts
% of total statutory standard Commercial Lines NPW	20%	21			20	22

NPW increased by 3% in both Second Quarter and Six Months 2013, respectively, compared to Second Quarter and Six Months 2012, driven by: (i) renewal pure price increases; (ii) strong retention; and (iii) increased new business.

The increase in the statutory combined ratios for both periods was primarily attributable to the impact of prior year casualty reserve development as follows:

•
Second Quarter 2013 was unfavorable by 5.0 points driven primarily by development on the 2012 accident year; and 8.1 points unfavorable development in Six Months 2013 driven primarily by development on the 2012 accident year and a single large claim prior to 2003.

•	Second Quarter and Six Months 2012 reflect no prior year casualty reserve development.

In addition, the Retirement Income Plan curtailment increased the workers compensation statutory combined ratio by 0.9 points in Six Months 2013.

Commercial Property
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$59,193	53,195	11%		116,953	106,222	10%
Direct new business	14,396	11,865	21		28,781	26,048	10
Retention	82%	81	1	pts	81	81	—	pts
Renewal pure price increases	5.0%	4.5	0.5		5.3	3.9	1.4
Statutory NPE	54,937	50,377	9%		108,352	99,748	9%
Statutory combined ratio	80.9%	116.3	(35.4)	pts	83.7	100.3	(16.6)	pts
% of total statutory standard Commercial Lines NPW	17%	17			17	16

NPW and NPE increased in both Second Quarter and Six Months 2013 compared to the same prior year periods primarily due to: (i) improvement in new business; (ii) renewal pure price increases; and (iii) strong retention.

The improvement in the statutory combined ratio in Second Quarter and Six Months 2013 compared to the same prior year periods was due to: (i) a decrease in non-catastrophe property losses of $9.0 million, or 20.0 points, and $6.9 million, or 9.7 points, for Second Quarter and Six Months 2013, respectively; and (ii) a decrease in catastrophe losses of $6.7 million, or 14.6 points, in Second Quarter 2013 and $6.2 million, or 7.0 points, in Six Months 2013.

Additionally, the statutory combined ratio was increased by 0.7 points due to the Retirement Income Plan curtailment charge during Six Months 2013.

Standard Personal Lines
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$78,860	76,805	3%		147,415	142,351	4%
NPE	73,548	69,956	5		146,584	138,565	6
Less:
Loss and loss expense incurred	57,204	57,975	(1)		104,796	105,608	(1)
Net underwriting expenses incurred	19,319	19,419	(1)		38,790	37,274	4
Underwriting (loss) gain	$(2,975)	(7,438)	60%		2,998	(4,317)	169%
GAAP Ratios:
Loss and loss expense ratio	77.8%	82.9	(5.1)	pts	71.5	76.2	(4.7)	pts
Underwriting expense ratio	26.2	27.7	(1.5)		26.5	26.9	(0.4)
Combined ratio	104.0	110.6	(6.6)		98.0	103.1	(5.1)
Statutory Ratios:
Loss and loss expense ratio[1]	77.9	82.9	(5.0)		71.6	76.2	(4.6)
Underwriting expense ratio[1]	25.0	26.3	(1.3)		26.0	27.2	(1.2)
Combined ratio[1]	102.9%	109.2	(6.3)	pts	97.6%	103.4	(5.8)	pts

[1]
Six Months 2013 includes 0.1 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.6 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW in Second Quarter 2013 compared to Second Quarter 2012 are primarily the result of the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2013	2012	2013	2012
Retention	87%	87	86%	86
Renewal pure price increase	8.3	5.6	8.4	5.7

NPE increases in Second Quarter and Six Months 2013, compared to the same periods last year, are consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2013 as compared to the twelve-month period ended June 30, 2012.

The variance in the loss and loss expense ratios was driven by premiums outpacing loss costs in Second Quarter and Six Months 2013 compared to Second Quarter and Six Months 2012, as well as the following:

	Second Quarter 2013			Second Quarter 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$7.9	10.7	pts	$11.6	16.5	pts	(5.8)	pts
Non-catastrophe property losses	22.3	30.3		21.8	31.1		(0.8)
Flood claims handling fees	(1.3)	(1.7)		(0.7)	(1.0)		(0.7)
(Unfavorable)/favorable prior year casualty reserve development	(1)	(1.2)		1	1.4		(2.6)

	Six Months 2013			Six Months 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$8.4	5.7	pts	$14.6	10.5	pts	(4.8)	pts
Non-catastrophe property losses	46.1	31.4		40.1	29.0		2.4
Flood claims handling fees	(2.8)	(1.9)		(1.0)	(0.7)		(1.2)
Favorable prior year casualty reserve development	2	1.2		2	1.4		(0.2)

The improvements in the underwriting expense ratios were driven by higher direct premiums written in our flood business that, coupled with an increase in the flood expense allowance for issuing and servicing these policies, increased our expense allowance earned from our participation in the NFIP. In addition, our statutory underwriting expense ratio included a one-time benefit due to a favorable premium tax ruling on our flood business in Second Quarter 2013. This item was partially offset on a year-to-date basis by the Retirement Income Plan curtailment expense, which added 0.5 points to the Six Months 2013 statutory underwriting expense ratio.

E&S Insurance Operations
Our E&S Insurance Operations segment, which represents 7% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 100 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that are difficult to profitably insure in the standard commercial lines market. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates, and terms and conditions that are customized for specific risks.

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$32,666	28,339	15%		61,046	54,134	13%
NPE	30,047	15,967	88		60,106	25,690	134
Less:
Loss and loss expense incurred	21,074	12,606	67		40,192	20,073	100
Net underwriting expenses incurred	11,258	8,461	33		22,113	15,610	42
Underwriting loss	$(2,285)	(5,100)	55%		(2,199)	(9,993)	78%
GAAP Ratios:
Loss and loss expense ratio	70.1%	79.0	(8.9)	pts	66.9	78.1	(11.2)	pts
Underwriting expense ratio	37.5	52.9	(15.4)		36.8	60.8	(24.0)
Combined ratio	107.6	131.9	(24.3)		103.7	138.9	(35.2)
Statutory Ratios:
Loss and loss expense ratio	70.3	75.1	(4.8)		66.9	75.7	(8.8)
Underwriting expense ratio	36.5	41.0	(4.5)		35.7	42.3	(6.6)
Combined ratio	106.8%	116.1	(9.3)	pts	102.6	118.0	(15.4)	pts

Our E&S business is a small operation whose combined ratios are significantly impacted by premium growth as well as volatility in loss and loss expenses and underwriting expenses. The improvement in the combined ratios in Second Quarter 2013 and Six Months 2013 was driven by: (i) earned premiums that now reflect the full operations of this business, which was not the case in similar prior year periods; (ii) underwriting improvements, including renewal pure price increases of 6.7% and 7.6% in Second Quarter and Six Months 2013, respectively; and (iii) a decrease in initial start-up expenditures. The initial start-up expenses amounted to $0.1 million, or 0.4 points, in Second Quarter 2013 compared to $1.1 million, or 6.7 points, in Second Quarter 2012 and $0.2 million, or 0.4 points, in Six Months 2013 compared to $2.2 million, or 8.4 points, in Six Months 2012.

Although year-over-year and quarter-to-quarter comparisons of this business are difficult considering the volatility caused by the items discussed above, results are tracking in line with our expectations to achieve between a 100% and 102% combined ratio for 2013. Excluding unfavorable prior year casualty reserve development of approximately $3 million in Six Months 2013, the E&S Insurance Operations statutory combined ratio would have been 98.4%.

Reinsurance: Standard and E&S Insurance Operations Segments

Reinsurance Treaties and Arrangement

We have successfully completed negotiations of our July 1, 2013 Standard Insurance Operations excess of loss treaties with highlights as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") was renewed with substantially the same terms as the expiring treaty providing for the following per risk coverage of $38.0 million in excess of a $2.0 million retention:

•	The per occurrence cap on the total program is $84.0 million.

•
The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second layer, which is $30.0 million in excess of $10.0 million, is consistent with the prior year treaty at $120.0 million.

•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) was renewed with substantially the same terms as the expiring treaty providing the following per occurrence coverage:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

•	Annual aggregate terrorism limits remain the same as the prior year treaty at $201.0 million.

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

Total Invested Assets
($ in thousands)	June 30, 2013	December 31, 2012	Change %
Total invested assets	$4,366,958	4,330,019	1%
Unrealized gain – before tax	88,061	188,197	(53)
Unrealized gain – after tax	57,239	122,328	(53)

The increase in our investment portfolio compared to year-end 2012 was driven primarily by: (i) operating cash flows; and (ii) net proceeds from our debt issuance in February 2013. These increases were partially offset by a $100.1 million pre-tax decrease in unrealized gains, primarily from our fixed maturity securities portfolio, driven by the rise in interest rates during Second Quarter 2013. During Second Quarter 2013, interest rates on the 10 year U.S. Treasury Note rose by 64 basis points. The cash generated from our insurance operations segments, as well as net amounts generated from our capital management strategies executed in the first quarter of 2013, were used to invest in structured securities, as well as corporate and municipal bonds within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	June 30, 2013	December 31, 2012
U.S. government obligations	4%	6
Foreign government obligations	1	1
State and municipal obligations	30	31
Corporate securities	36	34
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	4	3
Total fixed maturity securities	90	89
Equity securities	4	3
Short-term investments	4	5
Other investments	2	3
Total	100%	100

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of June 30, 2013 was 3.5 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.9 years. The fixed maturity securities portfolio duration was slightly longer at June 30, 2013 than at December 31, 2012.  In particular, the MBS portfolio duration has lengthened, in part, through changes in assumptions of pre-payment speeds as higher interest rates dampen some potential refinancing activity.

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

Our fixed maturity securities portfolio had a weighted average credit rating of “AA-” as of June 30, 2013. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	June 30, 2013	December 31, 2012
Aaa/AAA	15%	16
Aa/AA	46	47
A/A	26	25
Baa/BBB	11	10
Ba/BB or below	2	2
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations	$178.0	12.1	AA+	259.1	17.2	AA+
Foreign government obligations	29.7	0.9	AA-	30.2	1.4	AA-
State and municipal obligations	894.3	9.7	AA	818.0	44.1	AA
Corporate securities	1,524.0	32.1	A	1,450.3	81.3	A
MBS	638.4	0.9	AA	609.8	19.0	AA
ABS	155.4	0.1	AAA	128.6	2.3	AAA
Total AFS fixed maturity portfolio	$3,419.8	55.8	AA-	3,296.0	165.3	AA-
State and Municipal Obligations:
General obligations	$416.2	4.9	AA+	352.3	20.5	AA+
Special revenue obligations	478.1	4.8	AA	465.7	23.6	AA
Total state and municipal obligations	$894.3	9.7	AA	818.0	44.1	AA
Corporate Securities:
Financial	$440.7	11.2	A	438.0	23.2	A
Industrials	121.1	4.5	A-	104.2	7.4	A-
Utilities	135.5	1.4	A-	124.2	6.6	BBB+
Consumer discretionary	163.4	3.4	A-	134.7	8.3	BBB+
Consumer staples	158.7	3.8	A	163.6	8.6	A
Healthcare	176.7	4.4	A+	178.2	11.0	A+
Materials	86.6	1.0	BBB+	71.9	4.6	A-
Energy	79.2	1.3	A-	77.4	4.3	A-
Information technology	99.8	—	A+	100.1	3.2	A
Telecommunications services	54.7	0.5	BBB+	46.7	2.8	BBB+
Other	7.6	0.6	AA+	11.3	1.3	AA+
Total corporate securities	$1,524.0	32.1	A	1,450.3	81.3	A
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$39.9	1.0	AA+	48.9	2.3	AA+
Other agency CMBS	9.2	(0.3)	AA+	1.2	—	AA+
Non-agency CMBS	86.5	(2.2)	AA	87.1	1.1	AA-
Government guaranteed agency residential MBS ("RMBS")	72.2	1.9	AA+	91.0	3.3	AA+
Non-agency RMBS	43.3	0.5	A-	44.3	0.9	A-
Other agency RMBS	381.7	(0.1)	AA+	331.3	11.3	AA+
Alternative-A (“Alt-A”) RMBS	5.6	0.1	A+	6.0	0.1	AA-
Total MBS	$638.4	0.9	AA	609.8	19.0	AA
ABS:
ABS	$154.9	—	AAA	127.2	2.0	AAA
Alt-A ABS[2]	—	—	—	0.8	0.2	D
Sub-prime ABS[1,2]	0.5	0.1	D	0.6	0.1	D
Total ABS	$155.4	0.1	AAA	128.6	2.3	AAA
1We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
2Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at June 30, 2013 and December 31, 2012:

June 30, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.5	0.1	0.2	0.3	AA+
State and municipal obligations	446.9	426.4	20.5	4.9	25.4	AA
Corporate securities	38.9	35.3	3.6	(0.7)	2.9	A
MBS	9.6	6.6	3.0	(1.0)	2.0	AA
ABS	6.6	5.7	0.9	(0.8)	0.1	A+
Total HTM portfolio	$507.6	479.5	28.1	2.6	30.7	AA
State and Municipal Obligations:
General obligations	$144.3	138.2	6.1	2.7	8.8	AA
Special revenue obligations	302.6	288.2	14.4	2.2	16.6	AA
Total state and municipal obligations	$446.9	426.4	20.5	4.9	25.4	AA
Corporate Securities:
Financial	$9.4	8.6	0.8	(0.4)	0.4	BBB+
Industrials	11.6	10.3	1.3	(0.2)	1.1	A+
Utilities	14.8	13.4	1.4	(0.1)	1.3	A+
Consumer discretionary	3.1	3.0	0.1	—	0.1	AA
Total corporate securities	$38.9	35.3	3.6	(0.7)	2.9	A
MBS:
Non-agency CMBS	$9.6	6.6	3.0	(1.0)	2.0	AA
Total MBS	$9.6	6.6	3.0	(1.0)	2.0	AA
ABS:
ABS	$4.1	3.9	0.2	(0.1)	0.1	BBB+
Alt-A ABS	2.5	1.8	0.7	(0.7)	—	AAA
Total ABS	$6.6	5.7	0.9	(0.8)	0.1	A+

December 31, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.9	5.5	0.4	0.2	0.6	AA+
State and municipal obligations	526.9	498.0	28.9	6.8	35.7	AA
Corporate securities	42.1	37.5	4.6	(0.8)	3.8	A
MBS	12.7	7.2	5.5	(1.2)	4.3	AA-
ABS	7.1	5.9	1.2	(1.1)	0.1	A
Total HTM portfolio	$594.7	554.1	40.6	3.9	44.5	AA
State and Municipal Obligations:
General obligations	$174.4	166.0	8.4	3.8	12.2	AA
Special revenue obligations	352.5	332.0	20.5	3.0	23.5	AA
Total state and municipal obligations	$526.9	498.0	28.9	6.8	35.7	AA
Corporate Securities:
Financial	$9.6	8.3	1.3	(0.7)	0.6	BBB+
Industrials	11.9	10.4	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	—	1.7	A+
Consumer discretionary	3.5	3.4	0.1	0.1	0.2	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$42.1	37.5	4.6	(0.8)	3.8	A
MBS:
Non-agency CMBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
Total MBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
ABS:
ABS	$4.7	4.2	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.1	5.9	1.2	(1.1)	0.1	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of June 30, 2013:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$267,368	AA-	AA-
Assured Guaranty	164,419	AA	AA-
Ambac Financial Group, Inc.	73,995	AA	AA
Other	8,702	AA	A+
Total	$514,484	AA-	AA-

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at June 30, 2013:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas	$68,315	1,082	42,024	111,421	AA+
Washington	35,146	6,722	51,786	93,654	AA
New York	9,773	—	68,739	78,512	AA+
Florida	—	15,177	51,464	66,641	AA-
Arizona	7,944	—	55,042	62,986	AA
Colorado	31,978	—	21,084	53,062	AA-
California	3,313	—	44,511	47,824	AA-
North Carolina	13,121	5,904	23,351	42,376	AA
Missouri	16,413	6,542	19,212	42,167	AA+
Alaska	12,484	—	22,108	34,592	AA+
Other	136,219	140,073	314,956	591,248	AA
	334,706	175,500	714,277	1,224,483	AA
Pre-refunded/escrowed to maturity bonds	51,478	7,718	57,532	116,728	AA+
Total	$386,184	183,218	771,809	1,341,211	AA

There has been concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 42% maturing within three years, and another 21% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 57% of high-quality revenue bonds that have dedicated revenue streams; (ii) 29% of local general obligation bonds; and (iii) 14% of state general obligation bonds. In addition, approximately 9% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the debt service and maturity of the bonds. Our largest state exposure is to Texas, at 8% excluding the impact of pre-refunded bonds.  Of the $68 million in local Texas general obligation bonds, $23 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk.

In addition, in July 2013, Moody's Investor Service ("Moody's") downgraded the City of Chicago's debt over concerns about its unfunded pension liabilities. We hold seven securities, six of which have been downgraded, with an aggregate fair value of $17.2 million, of which $16.8 million is included in the "Other" category and $0.4 million is included in the "Pre-refunded/escrowed to maturity bonds" in the table above. These bonds were in an unrealized/unrecognized gain position of approximately $0.7 million as of June 30, 2013. Also, in July 2013, the City of Detroit declared bankruptcy; however, we do not own any of the impacted securities.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2012. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2012 Annual Report.

Our top Eurozone exposures as of June 30, 2013 were as follows:

June 30, 2013
($ in millions)	Corporate Securities	Foreign Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$9.1	—	1.4	10.5
Luxembourg	8.3	—	—	8.3
Germany	—	5.6	—	5.6
Ireland	—	—	5.2	5.2
France	2.7	—	—	2.7
Total	$20.1	5.6	6.6	32.3
Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2012 but has abated somewhat in 2013.  The sovereign debt crisis has been particularly concentrated in the Eurozone, and a number of member countries have been repeatedly downgraded by the major ratings agencies.  The crisis has placed strains on the stability of the Euro currency, but the European Central Bank has supplied liquidity to member nations and their banks.  As of June 30, 2013, we had no direct exposure to issuers domiciled in Italy, Greece, Portugal, or Spain, four of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Outside of the effect foreign economies have on the underlying investments, we have minimal exposure to Euro depreciation or appreciation.

Equity Securities
Our equity securities portfolio was 4% of invested assets as of June 30, 2013, up slightly from year-end 2012. During Six Months 2013, we rebalanced our high dividend yield strategy holdings within this portfolio, generating purchases of $42.5 million and sales of $37.4 million, with resulting net realized gains of $5.6 million. Also contributing to the increase in this portfolio's value were unrealized gains, which increased by $10.7 million in Six Months 2013.

Other Investments
As of June 30, 2013, other investments represented 2% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		Remaining Commitment
($ in thousands)	June 30, 2013	December 31, 2012	June 30, 2013
Alternative Investments:
Secondary private equity	$26,489	28,032	7,527
Energy/power generation	18,417	18,640	7,825
Private equity	17,809	18,344	11,542
Mezzanine financing	12,868	12,692	19,712
Real estate	12,149	11,751	10,290
Distressed debt	12,106	12,728	2,929
Venture capital	7,378	7,477	400
Total alternative investments	107,216	109,664	60,225
Other securities	1,861	4,412	1,289
Total other investments	$109,077	114,076	61,514

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $61.5 million in our other investments portfolio through commitments that currently expire at various dates through 2026. During Second Quarter 2013, we contracted for one new alternative investment within the private equity strategy. This investment, which has characteristics consistent with our other private equity strategy investments, has a commitment of $7.0 million, none of which has been paid as of June 30, 2013. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. In addition, for information on current year activity, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
Fixed maturity securities	$30,298	31,759	60,387	63,109
Equity securities	1,874	1,280	3,081	2,517
Short-term investments	29	29	81	67
Other investments	3,869	2,963	7,471	4,963
Miscellaneous income	—	25	—	64
Investment expenses	(2,067)	(2,050)	(4,147)	(4,086)
Net investment income earned – before tax	34,003	34,006	66,873	66,634
Net investment income tax expense	(8,303)	(8,296)	(16,334)	(16,149)
Net investment income earned – after tax	$25,700	25,710	50,539	50,485
Effective tax rate	24.4%	24.4	24.4	24.2
Annual after-tax yield on fixed maturity securities			2.4	2.6
Annual after-tax yield on investment portfolio			2.3	2.4

Net investment income earned was consistent in Second Quarter and Six Months 2013 compared to the same periods last year. Higher income from our alternative investments within our other investment portfolio were offset by the impact of lower investment yields on our fixed maturity securities.

Realized Gains and Losses
Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities
Gains	$3	2	3	155
Losses	(12)	(25)	(49)	(106)
AFS fixed maturity securities
Gains	967	368	1,918	773
Losses	(46)	(74)	(299)	(117)
AFS equity securities
Gains	4,800	—	10,471	4,775
Losses	(3)	—	(171)	(428)
Short-term investments
Gains	—	—	—	—
Losses	—	—	—	(2)
Other Investments
Gains	—	1	—	1
Losses	—	—	(860)	—
Total other net realized investment gains	5,709	272	11,013	5,051
Total OTTI charges recognized in earnings	(555)	(94)	(2,504)	(515)
Total net realized gains	$5,154	178	8,509	4,536

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

For additional discussion regarding realized gains and losses, see Note 5. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities:
ABS	$3	—	3	—
Total HTM fixed maturity securities	3	—	3	—
AFS fixed maturity securities:
ABS	—	30	—	62
CMBS	—	—	—	108
RMBS	—	64	8	174
Total AFS fixed maturity securities	—	94	8	344
Equity securities	429	—	646	171
Total AFS securities	429	94	654	515
Other investments	123	—	1,847	—
Total OTTI charges recognized in earnings	$555	94	2,504	515

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

Unrealized/Unrecognized Losses
As reflected in the table below, our unrealized/unrecognized loss positions increased by $43.3 million as of June 30, 2013 compared to December 31, 2012 as follows:

($ in thousands)
June 30, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
504	80% - 99%	$46,022	100	80% - 99%	2,701
1	60% - 79%	238	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$46,260			2,934

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. We have concluded that these securities are temporarily impaired as of June 30, 2013. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 5. “Investments.” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at June 30, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$19,197	18,973
Due after one year through five years	403,564	396,006
Due after five years through ten years	809,116	774,487
Due after ten years	51,736	48,722
Total	$1,283,613	1,238,188

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at June 30, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$1,231	1,217
Due after one year through five years	2,524	2,468
Total	$3,755	3,685

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended June 30,		Six Months ended June 30,
($ in million)	2013	2012	2013	2012
Federal income tax expense (benefit) from continuing operations	$9.1	(1.0)	15.6	4.1
Effective tax rate	25%	(142)	24	18

The increase in federal income tax expense in Second Quarter and Six Months 2013 compared to the same prior year periods was primarily due to an improvement in underwriting results as compared to last year. For a discussion of our underwriting results, see the "Results of Operations and Related Information by Segment" section above.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position at June 30, 2013 was comprised of $40 million at Selective Insurance Group, Inc. (the “Parent”) and $147 million at the Insurance Subsidiaries. This amount was lower than our $215 million cash and short-term investment position at December 31, 2012, as we were previously maintaining higher liquid assets to fund claim payments related to Hurricane Sandy. As those claims continue to be paid, cash and short-term assets have declined. Short-term investments are generally maintained in AAA-rated money market funds approved by the National Association of Insurance Commissioners. During Six Months 2013, the Parent continued to build a fixed maturity security investment portfolio containing high-quality, highly-liquid government and corporate fixed maturity investments to generate additional yield. This portfolio amounted to $45 million at June 30, 2013 compared to $41 million at December 31, 2012.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $32 million in total dividends to the Parent in 2013, of which $19 million was paid through Six Months 2013, including approximately $11 million of cash dividends that are deemed extraordinary under New Jersey insurance regulations. The determination of whether a dividend is considered ordinary or extraordinary is calculated over the most recent fiscal twelve-month period and is based on a regulatory threshold. One of our Insurance Subsidiaries, Selective Insurance Company of America ("SICA"), in the third quarter of 2012, paid an extraordinary dividend of $134 million that was used by the Parent to provide capitalization for other Insurance Subsidiaries, including two newly-formed New Jersey domiciled companies. Accordingly, SICA paid dividends above the ordinary dividend threshold over the past twelve months, and its dividends during Six Months 2013 are considered extraordinary. As of December 31, 2012, our allowable ordinary maximum dividend was approximately $106 million for 2013.
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
In the first quarter of 2013, we issued $185 million of 5.875% Senior Notes due 2043. The Senior Notes pay interest on February 15, May 15, August 15, and November 15 of each year beginning on May 15, 2013, and on the date of maturity. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal amount, plus accrued and unpaid interest. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries while the balance was used for general corporate purposes. For additional information related to our outstanding debt, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

The Parent had no private or public issuances of stock during Six Months 2013 or borrowings under its $30.0 million line of credit (“Line of Credit”). We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"), Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments." in Item 1. "Financial Statements" of this Form 10-Q.

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

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity portfolio including short-term investments was 3.5 years as of June 30, 2013, while the liabilities of the Insurance Subsidiaries have a duration of 3.9 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), has a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on June 13, 2014. There were no balances outstanding under this credit facility at June 30, 2013 or at any time during Six Months 2013.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2013	Actual as of June 30, 2013
Consolidated net worth	$854 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.2 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	26.5%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2013, we had statutory surplus of $1.2 billion, GAAP stockholders’ equity of $1.1 billion, and total debt of $392.4 million, which equates to a debt-to-capital ratio of approximately 26%.

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

Book value per share remained relatively flat at $19.72 as of June 30, 2013, from $19.77 as of December 31, 2012, primarily driven by: (i) a decrease in unrealized gains on our investment portfolio driven by the rising interest rate environment, which led to a decrease in book value per share of $1.17; and (ii) the impact of dividends paid to our shareholders, which led to a decrease in book value per share of $0.26. These decreases were offset by the impact of net income and the benefit related to the first quarter pension revaluation and curtailment, which resulted in an increase in book value per share of $0.87 and $0.54, respectively.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In Second Quarter 2013, A.M. Best re-affirmed our rating of “A (Excellent),” their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 83 years. A downgrade from A.M. Best to a rating below “A-” could: (i) affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating; or (ii) be an event of default under our Line of Credit.
Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in Second Quarter 2013, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook was revised to negative reflecting increased levels of statutory and financial leverage, a moderate decline in the National Association of Insurance Commissioners ("NAIC") risk-based capital levels, and diminished operating earnings-based interest coverage relative to historical performance.

•
S&P - On July 11, 2013, S&P lowered our financial strength rating to “A-” from “A” under their recently revised rating criteria. The rating reflects our strong business risk profile and moderately strong financial risk profile, built on a strong competitive position in the regional small to midsize commercial insurance markets in Mid-Atlantic states and strong capital and earnings. The rating revision reflects S&P's view of our capital and earnings volatility relative to our peers. The outlook for the rating is stable citing the expectation that we will sustain our strong competitive position and business risk profile while maintaining a strong capital and earnings profile.

•
Moody's - Our "A2" financial strength rating was reaffirmed in the first quarter of 2013 by Moody's, which cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality. Our outlook was revised to negative, citing that our underwriting results have lagged similarly rated peers.

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.  The interest rate on our Line of Credit varies and is based on, among other factors, the Parent's debt ratings. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Off-Balance Sheet Arrangements
At June 30, 2013 and December 31, 2012, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, as well as contractual obligations pursuant to operating leases for office space and equipment, have not materially changed since December 31, 2012. Our future cash payments associated with contractual obligations pursuant to our notes payable as of June 30, 2013 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Notes payable	$393.0	—	13.0	45.0	335.0
Interest on debt obligations	554.5	22.1	43.8	42.7	445.9
Total	$947.5	22.1	56.8	87.7	780.9

We expect to have the capacity to repay and/or refinance all of our contractual obligations as they come due.

At June 30, 2013, we had contractual obligations that expire at various dates through 2026 that may require us to invest up to an additional $61.5 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2012 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released its updated Internal Control - Integrated Framework (“Framework”).  The COSO framework is widely used by public companies to comply with the Sarbanes-Oxley Act of 2002.  The effective date for companies to transition to the new Framework is December 15, 2014 when the original framework will no longer be available.  The Company is currently utilizing the original Framework.

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

ITEM 1A. RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing, stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time-to-time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2012 Annual Report other than as discussed below.

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

NRSRO	Financial Strength Rating	Outlook
A.M. Best and Company	“A”	Stable
S&P	“A-”	Stable
Moody's Investor Service	“A2”	Negative
Fitch	“A+”	Negative

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

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best and Company	“bbb+”	Stable
S&P	“BBB-”	Stable
Moody's Investor Services	“Baa2”	Negative
Fitch	“BBB+”	Negative

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in Second Quarter 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
Apri1 1 – 30, 2013	4,029	$23.32	—	—
May 1 – 31, 2013	648	23.17	—	—
June 1 – 30, 2013	—	—	—	—
Total	4,677	$23.30	—	—
1During Second Quarter 2013, 648 shares were purchased from employees in connection with the vesting of restricted stock units and 4,029 were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the date the options were exercised.

Item 6. EXHIBITS

(a) Exhibits:

Exhibit No.
* 10.1+	Employment Agreement between Selective Insurance Company of America and Gordon J. Gaudet, dated as of May 6, 2013.
* 10.2	Third Amendment to Stock and Asset Purchase Agreement, dated as of June 3, 2013.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	August 1, 2013
Gregory E. Murphy
Chairman of the Board, President and Chief Executive Officer

By: /s/ Dale A. Thatcher	August 1, 2013
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)