Form 10-Q
period 2013-09-30
SELECTIVE INSURANCE GROUP INC
filed 2013-10-31
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
or

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
As of September 30, 2013, there were 55,774,851 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $448,529 – 2013; $594,661 – 2012)	$421,962	554,069
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,573,751 – 2013; $3,130,683 – 2012)	3,633,432	3,296,013
Equity securities, available-for-sale – at fair value (cost: $158,323 – 2013; $132,441 – 2012)	180,506	151,382
Short-term investments (at cost which approximates fair value)	172,087	214,479
Other investments	108,073	114,076
Total investments (Note 5)	4,516,060	4,330,019
Cash	177	210
Interest and dividends due or accrued	36,044	35,984
Premiums receivable, net of allowance for uncollectible accounts of: $4,513 – 2013; $3,906 – 2012	569,214	484,388
Reinsurance recoverables, net	555,579	1,421,109
Prepaid reinsurance premiums	149,182	132,637
Current federal income tax	1,551	2,569
Deferred federal income tax	131,603	119,136
Property and equipment – at cost, net of accumulated depreciation and amortization of: $176,718 – 2013; $169,428 – 2012	50,020	47,131
Deferred policy acquisition costs	177,211	155,523
Goodwill	7,849	7,849
Other assets	71,855	57,661
Total assets	$6,266,345	6,794,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,316,291	4,068,941
Unearned premiums	1,111,539	974,706
Notes payable (Note 9)	392,407	307,387
Accrued salaries and benefits	116,682	152,396
Other liabilities	205,217	200,194
Total liabilities	$5,142,136	5,703,624

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 98,957,182 – 2013; 98,194,224 – 2012	197,914	196,388
Additional paid-in capital	284,067	270,654
Retained earnings	1,184,084	1,125,154
Accumulated other comprehensive income (Note 11)	17,083	54,040
Treasury stock – at cost (shares: 43,182,331 – 2013; 43,030,776 – 2012)	(558,939)	(555,644)
Total stockholders’ equity	1,124,209	1,090,592
Commitments and contingencies (Note 14)
Total liabilities and stockholders’ equity	$6,266,345	6,794,216

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2013	2012	2013	2012
Revenues:
Net premiums earned	$437,568	406,225	1,284,760	1,177,266
Net investment income earned	32,457	30,650	99,330	97,284
Net realized gains (losses):
Net realized investment gains	14,111	1,856	25,124	6,907
Other-than-temporary impairments	(680)	(921)	(3,107)	(1,218)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	—	(2,023)	(77)	(2,241)
Total net realized gains (losses)	13,431	(1,088)	21,940	3,448
Other income	3,357	1,085	9,677	7,129
Total revenues	486,813	436,872	1,415,707	1,285,127

Expenses:
Loss and loss expense incurred	283,317	272,251	832,760	813,060
Policy acquisition costs	145,314	131,849	428,570	391,026
Interest expense	5,570	4,725	16,971	14,148
Other expenses	8,127	7,733	27,852	24,080
Total expenses	442,328	416,558	1,306,153	1,242,314

Income from continuing operations, before federal income tax	44,485	20,314	109,554	42,813

Federal income tax expense (benefit):
Current	6,367	(5,088)	20,041	1,590
Deferred	5,465	7,128	7,433	4,568
Total federal income tax expense	11,832	2,040	27,474	6,158

Net income from continuing operations	32,653	18,274	82,080	36,655

Loss on disposal of discontinued operations, net of tax of $(538)	—	—	(997)	—

Net income	$32,653	18,274	81,083	36,655

Earnings per share:
Basic net income from continuing operations	$0.59	0.33	1.48	0.67
Basic net loss from discontinued operations	—	—	(0.02)	—
Basic net income	$0.59	0.33	1.46	0.67

Diluted net income from continuing operations	$0.57	0.33	1.45	0.66
Diluted net loss from discontinued operations	—	—	(0.02)	—
Diluted net income	$0.57	0.33	1.43	0.66

Dividends to stockholders	$0.13	0.13	0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Net income	$32,653	18,274	81,083	36,655

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	6,383	23,803	(50,576)	41,777
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	1,315	50	1,457
Amount reclassified into net income:
Held-to-maturity securities	(307)	(219)	(1,172)	(1,236)
Non-credit other-than-temporary impairment	1	6	9	177
Realized (gains) losses on available for sale securities	(8,785)	674	(16,107)	(2,243)
Total unrealized (losses) gains on investment securities	(2,708)	25,579	(67,796)	39,932

Defined benefit pension and post-retirement plans:
Net actuarial gain	—	—	28,600	—
Amounts reclassified into net income:
Net actuarial loss	513	904	2,222	2,712
Prior service cost	—	24	6	73
Curtailment expense	—	—	11	—
Total defined benefit pension and post-retirement plans	513	928	30,839	2,785
Other comprehensive (loss) income	(2,195)	26,507	(36,957)	42,717
Comprehensive income	$30,458	44,781	44,126	79,372

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands)	2013	2012
Common stock:
Beginning of year	$196,388	194,494
Dividend reinvestment plan (shares: 49,964 – 2013; 68,640 – 2012)	100	137
Stock purchase and compensation plans (shares: 712,994 – 2013; 698,723 – 2012)	1,426	1,397
End of period	197,914	196,028

Additional paid-in capital:
Beginning of year	270,654	257,370
Dividend reinvestment plan	1,052	1,064
Stock purchase and compensation plans	12,361	9,093
End of period	284,067	267,527

Retained earnings:
Beginning of year	1,125,154	1,116,319
Net income	81,083	36,655
Dividends to stockholders ($0.39 per share – 2013 and 2012)	(22,153)	(21,859)
End of period	1,184,084	1,131,115

Accumulated other comprehensive income:
Beginning of year	54,040	42,294
Other comprehensive (loss) income	(36,957)	42,717
End of period	17,083	85,011

Treasury stock:
Beginning of year	(555,644)	(552,149)
Acquisition of treasury stock (shares: 151,555 – 2013; 176,513 – 2012)	(3,295)	(3,154)
End of period	(558,939)	(555,303)
Total stockholders’ equity	$1,124,209	1,124,378

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended September 30,
($ in thousands)	2013	2012
Operating Activities
Net income	$81,083	36,655

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,861	29,386
Loss on disposal of discontinued operations	997	—
Stock-based compensation expense	7,428	6,263
Undistributed losses of equity method investments	248	1,090
Net realized gains	(21,940)	(3,448)
Retirement income plan curtailment expense	16	—

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	112,876	37,463
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	120,667	119,269
Decrease (increase) in net federal income taxes	8,990	(1,050)
Increase in premiums receivable	(84,826)	(53,659)
Increase in deferred policy acquisition costs	(21,688)	(25,744)
(Decrease) increase in interest and dividends due or accrued	(45)	721
Increase in accrued salaries and benefits	8,286	5,365
Increase in accrued insurance expenses	6,895	299
Other-net	(13,859)	15,144
Net adjustments	156,906	131,099
Net cash provided by operating activities	237,989	167,754

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(838,634)	(676,408)
Purchase of equity securities, available-for-sale	(112,742)	(41,004)
Purchase of other investments	(7,864)	(9,050)
Purchase of short-term investments	(1,619,948)	(1,231,519)
Purchase of subsidiary	—	255
Sale of subsidiary	1,225	600
Sale of fixed maturity securities, available-for-sale	6,851	92,170
Sale of short-term investments	1,662,340	1,263,684
Redemption and maturities of fixed maturity securities, held-to-maturity	87,952	91,665
Redemption and maturities of fixed maturity securities, available-for-sale	413,722	297,980
Sale of equity securities, available-for-sale	109,399	58,749
Distributions from other investments	10,546	13,910
Sale of other investments	—	1
Purchase of property and equipment	(10,493)	(9,382)
Net cash used in investing activities	(297,646)	(148,349)

Financing Activities
Dividends to stockholders	(20,532)	(20,188)
Acquisition of treasury stock	(3,295)	(3,154)
Net proceeds from stock purchase and compensation plans	4,305	2,586
Proceeds from issuance of notes payable, net of debt issuance costs	178,435	—
Repayment of notes payable	(100,000)	—
Excess tax benefits from share-based payment arrangements	1,479	904
Repayments of capital lease obligations	(768)	—
Net cash provided by (used in) financing activities	59,624	(19,852)
Net decrease in cash	(33)	(447)
Cash, beginning of year	210	762
Cash, end of period	$177	315
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

•
Our E&S Insurance Operations segment, which is comprised of Commercial Lines property and casualty insurance products and services that are unavailable in the standard market due to market conditions or characteristics of the insured that are caused by the insured's claim history or the characteristics of their business; and

•
Our Investments segment, which invests the premiums collected by our Standard and E&S Insurance Operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the third quarters ended September 30, 2013 (“Third Quarter 2013”) and September 30, 2012 (“Third Quarter 2012”) and the nine-month periods ended September 30, 2013 ("Nine Months 2013") and September 30, 2012 ("Nine Months 2012"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"). ASU 2013-11 applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. An unrecognized tax benefit is the difference between a tax position taken or expected to be taken in a tax return and the benefit that is more likely than not sustainable under examination. Under ASU 2013-11, an entity must net an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against deferred tax assets for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when:

•
An NOL carryforward, a similar tax loss, or a tax credit carryfoward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance will not impact our financial condition or results of operation.

NOTE 4. Statements of Cash Flow
Cash paid during Nine Months 2013 and 2012 for interest and federal income taxes was as follows:

	Nine Months ended September 30,
($ in thousands)	2013	2012
Cash paid during the period for:
Interest	$13,325	11,504
Federal income tax	17,000	6,300

At September 30, 2013, included in "Other assets" on the Consolidated Balance Sheets was $7.0 million of cash received from the NFIP, which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of held-to-maturity (“HTM”) fixed maturity securities as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	151	5,443	122	—	5,565
Obligations of state and political subdivisions	372,281	4,065	376,346	19,297	—	395,643
Corporate securities	29,228	(466)	28,762	3,015	—	31,777
Asset-backed securities (“ABS”)	5,890	(755)	5,135	776	—	5,911
Commercial mortgage-backed securities (“CMBS”)	7,241	(965)	6,276	3,357	—	9,633
Total HTM fixed maturity securities	$419,932	2,030	421,962	26,567	—	448,529

December 31, 2012
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	212	5,504	367	—	5,871
Obligations of state and political subdivisions	491,180	6,769	497,949	28,996	(23)	526,922
Corporate securities	38,285	(812)	37,473	4,648	—	42,121
ABS	6,980	(1,052)	5,928	1,170	—	7,098
CMBS	8,406	(1,191)	7,215	5,434	—	12,649
Total HTM fixed maturity securities	$550,143	3,926	554,069	40,615	(23)	594,661

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.3 years as of September 30, 2013.

During Nine Months 2013, 16 securities with a carrying value of $39.6 million and a net unrecognized gain position of $1.4 million, were reclassified from an HTM designation to an available-for-sale (“AFS”) designation due to credit rating downgrades by Moody’s Investors Services ("Moody's") and/or Standard and Poor's Financial Services (“S&P”). These unexpected rating downgrades raised concerns about the issuers’ credit worthiness, which changed our intention to hold these securities to maturity.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$169,163	11,953	(330)	180,786
Foreign government	28,797	996	(84)	29,709
Obligations of states and political subdivisions	918,403	27,705	(16,610)	929,498
Corporate securities	1,629,698	47,932	(14,479)	1,663,151
ABS	150,179	1,063	(476)	150,766
CMBS[1]	152,464	2,747	(3,263)	151,948
Residential mortgage-backed securities (“RMBS”)[2]	525,047	8,932	(6,405)	527,574
AFS fixed maturity securities	3,573,751	101,328	(41,647)	3,633,432
AFS equity securities	158,323	24,061	(1,878)	180,506
Total AFS securities	$3,732,074	125,389	(43,525)	3,813,938

December 31, 2012
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$241,874	17,219	(1)	259,092
Foreign government	28,813	1,540	(124)	30,229
Obligations of states and political subdivisions	773,953	44,398	(327)	818,024
Corporate securities	1,368,954	81,696	(402)	1,450,248
ABS	126,330	2,319	(9)	128,640
CMBS[1]	133,763	4,572	(1,216)	137,119
RMBS[2]	456,996	15,961	(296)	472,661
AFS fixed maturity securities	3,130,683	167,705	(2,375)	3,296,013
AFS equity securities	132,441	19,400	(459)	151,382
Total AFS securities	$3,263,124	187,105	(2,834)	3,447,395

1 CMBS includes government guaranteed agency securities with a fair value of $35.5 million at September 30, 2013 and $48.9 million at December 31, 2012.
2 RMBS includes government guaranteed agency securities with a fair value of $61.4 million at September 30, 2013 and $91.0 million at December 31, 2012.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2013 and December 31, 2012, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

September 30, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$13,173	(327)	510	(3)
Foreign government	1,056	(12)	2,925	(72)
Obligations of states and political subdivisions	417,866	(16,610)	—	—
Corporate securities	422,816	(14,200)	3,837	(279)
ABS	87,786	(471)	302	(5)
CMBS	69,322	(2,771)	2,030	(492)
RMBS	202,428	(6,231)	1,579	(174)
Total fixed maturity securities	1,214,447	(40,622)	11,183	(1,025)
Equity securities	35,275	(1,878)	—	—
Subtotal	$1,249,722	(42,500)	11,183	(1,025)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$492	(20)	19	571	(24)	17
ABS	—	—	—	2,476	(690)	642
Subtotal	$492	(20)	19	3,047	(714)	659
Total AFS and HTM	$1,250,214	(42,520)	19	14,230	(1,739)	659

December 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	1,218	(33)	29	3,968	(887)	791
Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791
 1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
2 Unrecognized gains represent fair value fluctuations from the later of:  (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our net unrealized/unrecognized loss positions increased by $40.6 million as of September 30, 2013 compared to December 31, 2012 as follows:

($ in thousands)
September 30, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
501	80% - 99%	$43,295	100	80% - 99%	$2,701
—	60% - 79%	—	1	60% - 79%	233
1	40% - 59%	286	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$43,581			$2,934

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

At September 30, 2013, we had 502 securities in an aggregate unrealized/unrecognized loss position of $43.6 million, $1.1 million of which have been in a loss position for more than 12 months. At December 31, 2012, we had 101 securities in an aggregate unrealized/unrecognized loss position of $2.9 million, $1.7 million of which had been in a loss position for more than 12 months. During Nine Months 2013, interest rates on the 10-year U.S. Treasury Note rose by 85 basis points. This interest rate movement has negatively impacted our fixed maturity securities portfolio's valuation, thus increasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses. The increase in the unrealized losses does not correspond to any issuer specific credit concerns; however, it does reflect an expected reduction in market value due to higher market interest rates. For a discussion regarding the sensitivity of interest rate movements and the related impacts on the fixed maturity securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Annual Report.

We do not intend to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of September 30, 2013. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed maturity securities at September 30, 2013:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$72,099	74,953
Due after one year through five years	312,318	331,927
Due after five years through 10 years	34,747	38,176
Due after 10 years	2,798	3,473
Total HTM fixed maturity securities	$421,962	448,529

Listed below are AFS fixed maturity securities at September 30, 2013:

($ in thousands)	Fair Value
Due in one year or less	$324,743
Due after one year through five years	1,951,770
Due after five years through 10 years	1,329,795
Due after 10 years	27,124
Total AFS fixed maturity securities	$3,633,432

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2013
($ in thousands)	September 30, 2013	December 31, 2012	Remaining Commitment
Alternative Investments
Secondary private equity	$25,954	28,032	7,703
Private equity	18,951	18,344	10,502
Energy/power generation	17,049	18,640	7,076
Mezzanine financing	12,921	12,692	18,796
Real estate	12,385	11,751	10,205
Distressed debt	11,911	12,728	2,964
Venture capital	7,018	7,477	400
Total alternative investments	106,189	109,664	57,646
Other securities	1,884	4,412	1,289
Total other investments	$108,073	114,076	58,935

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

The following table sets forth aggregated summarized financial information for our other investments portfolio that is carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a quarter lag, the summarized financial statement information for the nine-month periods ended June 30 is as follows:

Income Statement Information	Quarter ended June 30,		Nine Months ended June 30,
($ in millions)	2013	2012	2013	2012
Net investment income	$97.8	80.0	352.8	170.1
Realized gains	162.8	19.6	762.5	1,004.9
Net change in unrealized depreciation	104.8	(117.1)	85.9	(551.1)
Net income (loss)	$365.4	(17.5)	1,201.2	623.9
Selective’s insurance subsidiaries’ other investments income	$2.6	0.5	10.1	5.5

(f) At September 30, 2013, we had fixed maturity securities, with a carrying value of $61.9 million, that were pledged as collateral for our outstanding borrowing of $58.0 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This outstanding borrowing is included in “Notes payable” on the Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

Also at September 30, 2013, we had fixed maturity securities, with a carrying value of $21.3 million, and short-term investments with a carrying value of $1.7 million, that collateralize reinsurance obligations related to our 2011 acquisition of our E&S book of business. Similar to the FHLBI collateral discussion above, we retain all rights regarding these investments. These fixed maturity securities are included in the "Municipal," "Corporate," "U.S. government and government agencies," "RMBS," and "ABS" classifications of our AFS fixed maturity securities portfolio.

In addition, fixed maturity securities with a carrying value of $27.0 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our AFS fixed maturity securities portfolio.

(g) The components of net investment income earned for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Fixed maturity securities	$30,569	30,839	90,956	93,948
Equity securities	1,341	1,268	4,422	3,785
Short-term investments	21	36	102	103
Other investments	2,639	497	10,110	5,460
Miscellaneous income	—	41	—	105
Investment expenses	(2,113)	(2,031)	(6,260)	(6,117)
Net investment income earned	$32,457	30,650	99,330	97,284

Net investment income before tax increased in both Third Quarter and Nine Months 2013 compared to the same periods last year, primarily due to higher income from our alternative investments. Partially offsetting this increase in Nine Months 2013 is a decrease in fixed maturity securities income due to lower investment yields than in the prior year period.

(h) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2013	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
($ in thousands)
Equity securities	$680	—	680
OTTI losses	$680	—	680

Third Quarter 2012	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed maturity securities
ABS	$36	—	36
CMBS	(1,504)	(2,023)	519
Total AFS fixed maturities	(1,468)	(2,023)	555
Equity securities	2,389	—	2,389
OTTI losses	$921	(2,023)	2,944

Nine Months 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
HTM fixed maturity securities:
ABS	$(44)	(47)	3
Total HTM fixed maturity securities	(44)	(47)	3
AFS fixed maturity securities:
RMBS	(22)	(30)	8
Total AFS fixed maturity securities	(22)	(30)	8
Equity securities	1,326	—	1,326
Total AFS securities	1,304	(30)	1,334
Other investments	1,847	—	1,847
OTTI losses	$3,107	(77)	3,184

Nine Months 2012	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed maturity securities
ABS	$98	—	98
CMBS	(1,396)	(2,023)	627
RMBS	(44)	(218)	174
Total AFS fixed maturity securities	(1,342)	(2,241)	899
Equity securities	2,560	—	2,560
OTTI losses	$1,218	(2,241)	3,459

The majority of the OTTI charges in Nine Months 2013 relate to an investment in a limited liability company within our other investments portfolio that has sustained significant losses for which we do not anticipate recovery. In addition, OTTI charges on our equity portfolio include: (i) $0.7 million recorded in Third Quarter 2013 on securities that we did not believe would recover in the near term; and (ii) $0.6 million recorded within the first half of 2013 primarily related to securities for which we had the intent to sell. For a discussion of our evaluation for OTTI of fixed maturity securities, short-term investments, equity securities and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data" of our 2012 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended September 30,
($ in thousands)	2013	2012
Balance, beginning of period	$7,488	6,775
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	519
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,488	7,294

	Nine Months ended September 30,
($ in thousands)	2013	2012
Balance, beginning of period	$7,477	6,602
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	11	692
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,488	7,294

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities
Gains	$32	40	35	195
Losses	(37)	(90)	(86)	(196)
AFS fixed maturity securities
Gains	662	2,168	2,580	2,941
Losses	(31)	(262)	(330)	(379)
AFS equity securities
Gains	13,801	—	24,272	4,775
Losses	(236)	—	(407)	(428)
Short-term investments
Losses	—	—	—	(2)
Other Investments
Gains	—	—	—	1
Losses	(80)	—	(940)	—
Total other net realized investment gains	14,111	1,856	25,124	6,907
Total OTTI charges recognized in earnings	(680)	(2,944)	(3,184)	(3,459)
Total net realized gains (losses)	$13,431	(1,088)	21,940	3,448

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Of the $14.1 million and $25.1 million in net realized gains in Third Quarter and Nine Months 2013, $13.5 million and $19.1 million, respectively, were related to the sale of AFS equity securities due to the rebalancing of our high-dividend yield strategy holdings within our equity portfolio. In addition, $4.7 million in net realized gains in Nine Months 2013 related to the sale of a private equity security. Of the $6.9 million of net realized gains in Nine Months 2012, $4.3 million were related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio.

Proceeds from the sale of AFS securities were $67.2 million in Third Quarter 2013 and $116.3 million in Nine Months 2013, and $55.0 million and $150.9 million in the same periods a year ago.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$421,962	448,529	554,069	594,661
AFS	3,633,432	3,633,432	3,296,013	3,296,013
Equity securities, AFS	180,506	180,506	151,382	151,382
Short-term investments	172,087	172,087	214,479	214,479
Receivable for proceeds related to sale of Selective HR Solution (“Selective HR”)	—	—	2,705	2,705
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,392	13,000	13,595
1.25% borrowings from FHLBI	45,000	45,171	45,000	45,590
7.50% Junior Notes	—	—	100,000	101,480
6.70% Senior Notes	99,492	100,200	99,475	107,707
7.25% Senior Notes	49,915	51,858	49,912	52,689
5.875% Senior Notes	185,000	153,550	—	—
Total notes payable	$392,407	364,171	307,387	321,061

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

For a discussion of the techniques used to value the majority of our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report. The 5.875% Senior Notes were valued based on a quoted market price (Level 1). The fair value at September 30, 2013 of the 6.70% Senior Notes due November 1, 2035 is based on a matrix pricing model prepared by an external pricing service due to the availability and nature of the pricing at the valuation date (Level 2).

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2013 and December 31, 2012:

September 30, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 9/30/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$180,786	50,871	129,915	—
Foreign government	29,709	—	29,709	—
Obligations of states and political subdivisions	929,498	—	929,498	—
Corporate securities	1,663,151	—	1,663,151	—
ABS	150,766	—	144,804	5,962
CMBS	151,948	—	150,339	1,609
RMBS	527,574	—	527,574	—
Total AFS fixed maturity securities	3,633,432	50,871	3,574,990	7,571
Equity securities	180,506	177,606	—	2,900
Short-term investments	172,087	172,087	—	—
Total assets	$3,986,025	400,564	3,574,990	10,471

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/12	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$259,092	115,861	123,442	19,789
Foreign government	30,229	—	30,229	—
Obligations of states and political subdivisions	818,024	—	818,024	—
Corporate securities	1,450,247	—	1,447,301	2,946
ABS	128,640	—	122,572	6,068
CMBS	137,119	—	129,957	7,162
RMBS	472,662	—	472,662	—
Total AFS fixed maturity securities	3,296,013	115,861	3,144,187	35,965
Equity securities	151,382	147,775	—	3,607
Short-term investments	214,479	214,479	—	—
Receivable for proceeds related to sale of Selective HR	2,705	—	—	2,705
Total assets	$3,664,579	478,115	3,144,187	42,277

[1]	There were no transfers of securities between Level 1 and Level 2.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the periods ended September 30, 2013 and December 31, 2012:

September 30, 2013
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
Total net (losses) gains for the period included in:
OCI[1]	(537)	(7)	(106)	681	3,935	—	3,966
Net income[2,3]	(76)	—	—	354	—	(1,480)	(1,202)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,847)	(168)	—	(1,603)	—	(225)	(3,843)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(17,329)	(2,771)	—	(4,985)	(4,642)	(1,000)	(30,727)
Fair value, September 30, 2013	$—	—	5,962	1,609	2,900	—	10,471
1 Amounts are reported in “Unrealized holding gains (losses) arising during period” on the Unaudited Consolidated Statements of Comprehensive Income.
2 Amounts are reported in “Net realized gains (losses)” for realized gains and “Net investment income earned” for amortization of securities on the Unaudited Consolidated Statements of Income.
3 For the receivable related to the sale of Selective HR, amounts in “Loss on disposal of discontinued operations, net of tax” relate to an impairment charge and amounts in “Other income” relate to interest accretion on the Unaudited Consolidated Statements of Income.

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

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2012 Annual Report, the fair value of our Level 3 fixed maturity securities is typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. At September 30, 2013 and December 31, 2012, fixed maturity securities with aggregate fair values of $7.6 million and $36.0 million, respectively, were measured using Level 3 inputs primarily due to the availability and nature of the pricing used at the valuation dates.

During Nine Months 2013, fixed maturity securities with an aggregate fair value of $25.1 million were transferred out of Level 3 due to the availability of Level 2 pricing that was not available previously.

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

Equity securities with fair values of $2.9 million and $3.6 million were measured using Level 3 inputs at September 30, 2013 and December 31, 2012, respectively. During 2012, two non-publicly traded equity securities were transferred into Level 3 due to the nature of the quotes used at the valuation date. One of these securities was transferred out of Level 3 and into Level 2 at March 31, 2013, as the pricing as of that date was based on a quoted price in an inactive market. This security was subsequently sold in the second quarter of 2013 for an amount that approximated the March 31, 2013 value. At each reporting date, we review the fair value of the remaining Level 3 security for reasonableness.

At December 31, 2012, the receivable related to the sale of Selective HR was contingent on the purchaser's ability to retain business subsequent to the sale. At that time, the fair value of this receivable was measured using unobservable inputs, the most significant of which was our assumption regarding the retention of business. In the first quarter of 2013, we reached an agreement with the purchaser to settle this receivable for an aggregate of $1.0 million, which was paid in two installments. As a result, the receivable was transferred out of Level 3. See Note 12. "Discontinued Operations" of this Form 10-Q for a discussion of the impairment charge that was recorded on this receivable in the first quarter of 2013.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2013 and December 31, 2012:

September 30, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 9/30/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,565	—	5,565	—
Obligations of states and political subdivisions	395,643	—	395,643	—
Corporate securities	31,777	—	31,777	—
ABS	5,911	—	4,854	1,057
CMBS	9,633	—	9,633	—
Total HTM fixed maturity securities	$448,529	—	447,472	1,057
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,392	—	13,392	—
1.25% borrowings from FHLBI	45,171	—	45,171	—
6.70% Senior Notes	100,200	—	100,200	—
7.25% Senior Notes	51,858	—	51,858	—
5.875% Senior Notes	153,550	153,550	—	—
Total notes payable	$364,171	153,550	210,621	—

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,871	—	5,871	—
Obligations of states and political subdivisions	526,922	—	526,922	—
Corporate securities	42,121	—	37,289	4,832
ABS	7,097	—	5,698	1,399
CMBS	12,650	—	12,650	—
Total HTM fixed maturity securities	$594,661	—	588,430	6,231
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,595	—	13,595	—
1.25% borrowings from FHLBI	45,590	—	45,590	—
7.50% Junior Notes	101,480	101,480	—	—
6.70% Senior Notes	107,707	107,707	—	—
7.25% Senior Notes	52,689	—	52,689	—
Total notes payable	$321,061	209,187	111,874	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Premiums written:
Direct	$570,849	520,943	1,650,855	1,504,429
Assumed	22,053	17,976	34,913	44,712
Ceded	(100,154)	(88,401)	(280,719)	(252,888)
Net	$492,748	450,518	1,405,049	1,296,253
Premiums earned:
Direct	$518,307	474,055	1,516,454	1,389,373
Assumed	11,066	18,595	32,480	49,683
Ceded	(91,805)	(86,425)	(264,174)	(261,790)
Net	$437,568	406,225	1,284,760	1,177,266
Loss and loss expense incurred:
Direct	$350,648	327,883	1,055,248	881,537
Assumed	7,264	13,970	22,758	35,039
Ceded	(74,595)	(69,602)	(245,246)	(103,516)
Net	$283,317	272,251	832,760	813,060

The growth in direct premium written ("DPW") for our ten insurance subsidiaries ("Insurance Subsidiaries") in both Third Quarter and Nine Months 2013 compared to Third Quarter and Nine Months 2012 reflects: (i) pure price increases that we have achieved in our Standard Insurance Operations; and (ii) strong retention in our Standard Insurance Operations.

Direct premiums earned increases in Third Quarter and Nine Months 2013 were consistent with the fluctuation in DPW for the twelve-month period ended September 30, 2013 as compared to the twelve-month period ended September 30, 2012.

Assumed premiums written for Nine Months 2013 decreased compared to the same period last year as E&S business, which was previously written through a reinsurance fronting agreement, is now written directly by our Insurance Subsidiaries. Decreases in assumed premiums earned in Third Quarter and Nine Months 2013 compared to Third Quarter and Nine Months 2012 were driven by the E&S premiums.
Direct loss and loss expense incurred in Nine Months 2013 included an increase of approximately $128 million related to flood losses covered under the NFIP for Hurricane Sandy, which occurred in October 2012. Total estimated gross flood losses covered by the Insurance Subsidiaries' WYO policies under the NFIP program for this storm were $1,179 million at September 30, 2013 and $1,052 million at December 31, 2012, of which approximately $1,148 million was paid through September 30, 2013.
As all flood losses are fully ceded under the NFIP, the increase in direct loss and loss expense drives the corresponding increase in our ceded losses.
The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Ceded premiums written	$(64,196)	(58,923)	(183,364)	(171,172)
Ceded premiums earned	(57,920)	(53,222)	(169,697)	(157,895)
Ceded loss and loss expense incurred	(34,879)	(32,702)	(162,780)	(24,534)

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

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$79,138	72,758	230,191	214,782
Workers compensation	66,510	65,592	197,449	198,064
General liability	100,925	93,763	298,394	276,538
Commercial property	57,004	52,197	165,356	151,945
Businessowners’ policies	19,629	17,749	56,794	51,872
Bonds	4,705	4,713	14,244	14,076
Other	3,051	2,921	9,036	9,202
Total standard Commercial Lines	330,962	309,693	971,464	916,479
Personal automobile	38,513	38,295	115,432	113,648
Homeowners	32,374	29,919	95,211	86,685
Other	3,827	3,591	10,655	10,037
Total standard Personal Lines	74,714	71,805	221,298	210,370
Total Standard Insurance Operations net premiums earned	405,676	381,498	1,192,762	1,126,849
Miscellaneous income	3,342	1,009	9,590	6,904
Total Standard Insurance Operations revenue	409,018	382,507	1,202,352	1,133,753
E&S Insurance Operations:
Net premiums earned	31,892	24,727	91,998	50,417
Investments:
Net investment income	32,457	30,650	99,330	97,284
Net realized investment gains (losses)	13,431	(1,088)	21,940	3,448
Total investment revenues	45,888	29,562	121,270	100,732
Total all segments	486,798	436,796	1,415,620	1,284,902
Other income	15	76	87	225
Total revenues from continuing operations	$486,813	436,872	1,415,707	1,285,127

Income from Continuing Operations before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Standard Insurance Operations:
Commercial Lines underwriting gain (loss)	$8,776	(651)	24,621	(14,666)
Personal Lines underwriting gain	1,362	7,220	4,360	2,903
Total Standard Insurance Operations underwriting gain (loss), before federal income tax	10,138	6,569	28,981	(11,763)
GAAP combined ratio	97.5%	98.3	97.6	101.0
Statutory combined ratio	96.0%	96.9	96.6	100.1

E&S Insurance Operations:
Underwriting gain (loss)	13	(5,708)	(2,186)	(15,701)
GAAP combined ratio	100.0%	123.1	102.4	131.1
Statutory combined ratio	100.5%	121.6	101.9	120.3

Investments:
Net investment income	32,457	30,650	99,330	97,284
Net realized investment gains (losses)	13,431	(1,088)	21,940	3,448
Total investment income, before federal income tax	45,888	29,562	121,270	100,732

Total all segments	56,039	30,423	148,065	73,268
Interest expense	(5,570)	(4,725)	(16,971)	(14,148)
General corporate and other expenses	(5,984)	(5,384)	(21,540)	(16,307)
Income from continuing operations before federal income tax	$44,485	20,314	109,554	42,813

NOTE 9. Indebtedness
(a) Notes Payable
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

(b) Short-Term Debt
Our line of credit ("Line of Credit") with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There have been no balances outstanding under this Line of Credit or the previous credit facility at September 30, 2013 or at any time during Nine Months 2013.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make certain investments and acquisitions; and (v) engage in transactions with affiliates. The Line of Credit permits collateralized borrowings by the two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2013	Actual as of September 30, 2013
Consolidated net worth	$785 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.2 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	26.0%
A.M. Best financial strength rating	Minimum of A-	A
1Calculated in accordance with the Line of Credit agreement.

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

As a result of the curtailment, the Retirement Income Plan was re-measured as of March 31, 2013. When determining the most appropriate discount rate to be used in the valuation, we considered, among other factors, our expected payout patterns of the Retirement Income Plan's obligations, as well as our investment strategy. We ultimately selected the rate that we believe best represents our estimate of the inherent interest rate at which the Retirement Income Plan's liabilities can be effectively settled. The expected rate of return on plan assets at March 31, 2013 remained at 7.40%, consistent with our December 31, 2012 assumption. For re-measurement, we determined that the most appropriate discount rate was 4.66%, up slightly from 4.42% determined as of December 31, 2012.

Eligible employees impacted by the curtailment of the Retirement Income Plan began receiving, on April 5, 2013, an enhanced company contribution to the Selective Insurance Retirement Savings Plan of 4% of base salary, which is the enhanced company contribution currently provided to all employees not eligible to participate in the Retirement Income Plan.

The funded status of the Retirement Income Plan recognized in the Consolidated Balance Sheets as of September 30, 2013, the valuation of which was updated as of March 31, 2013 as a result of the first quarter curtailment discussed above, and December 31, 2012, was as follows:

	Retirement Income Plan
($ in thousands)	September 30, 2013	December 31, 2012
Change in Benefit Obligation:
Benefit obligation, beginning of year	$302,647	254,009
Service cost	2,449	8,091
Interest cost	3,303	12,981
Actuarial (gain) losses	(11,485)	33,596
Benefits paid	(1,598)	(6,030)
Impact of curtailment	(29,603)	—
Benefit obligation, end of period	$265,713	302,647

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$207,150	182,614
Actual return on plan assets, net of expenses	6,760	21,896
Contribution by employer to funded plans	2,650	8,550
Contribution by employer to unfunded plans	30	120
Benefits paid	(1,598)	(6,030)
Fair value of assets, end of period	$214,992	207,150

Funded status	$(50,721)	(95,497)

Amount Recognized in Consolidated Balance Sheet:
Liabilities	$(50,721)	(95,497)
Net pension liability, end of period	$(50,721)	(95,497)

Amount Recognized in AOCI:
Prior service cost	$—	26
Net actuarial loss	57,543	103,365
Total	$57,543	103,391

Other Information:
Accumulated benefit obligation	$257,412	265,899

Weighted-Average Liability Assumptions:
Discount Rate	4.66%	4.42
Rate of compensation increase	4.00%	4.00

The following table shows the cost of the Retirement Income Plan and the life insurance benefit ("Retirement Life Plan") for the quarterly and nine month periods ended September 30, 2013 and September 30, 2012:

	Retirement Income Plan Quarter ended September 30,		Retirement Life Plan Quarter ended September 30,
($ in thousands)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI:

Net Periodic Benefit Cost:
Service cost	$1,857	2,154	—	—
Interest cost	3,053	3,230	69	73
Expected return on plan assets	(3,986)	(3,547)	—	—
Amortization of unrecognized prior service cost	—	38	—	—
Amortization of unrecognized net actuarial loss	772	1,383	18	8
Total net periodic cost	$1,696	3,258	87	81

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Reversal of amortization of net actuarial loss	$(772)	(1,383)	(18)	(8)
Reversal of amortization of prior service cost	—	(38)	—	—
Total recognized in OCI	$(772)	(1,421)	(18)	(8)

Total recognized in net periodic benefit cost and OCI	$924	1,837	69	73

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in OCI:

Net Periodic Benefit Cost:
Service cost	$6,163	6,462	—	—
Interest cost	9,407	9,690	208	221
Expected return on plan assets	(11,819)	(10,641)	—	—
Amortization of unrecognized prior service cost	10	113	—	—
Amortization of unrecognized net actuarial loss	3,366	4,149	53	23
Curtailment expense	16	—	—	—
Total net periodic cost	$7,143	9,773	261	244

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Net actuarial gain due to curtailment	$(44,000)	—	—	—
Reversal of amortization of net actuarial loss	(3,366)	(4,149)	(53)	(23)
Reversal of amortization of prior service cost	(10)	(113)	—	—
Curtailment expense	(16)	—	—	—
Total recognized in OCI	$(47,392)	(4,262)	(53)	(23)

Total recognized in net periodic benefit cost and OCI	$(40,249)	5,511	208	221

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

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
	2013	2012	2013	2012
Weighted-Average Expense Assumptions:
Discount rate	4.66%	5.16	4.42%	5.16
Expected return on plan assets	7.40	7.75	—	—
Rate of compensation increase	4.00	4.00	—	—

The following table presents future benefit payments expected under the Retirement Income Plan:

($ in thousands)	Retirement Income Plan
Benefits Expected to be Paid in Future Years
Fiscal Years:
2013	$7,586
2014	8,384
2015	9,148
2016	9,942
2017	10,810
2018-2022	67,447

For additional information regarding our retirement plans, refer to Note 15. "Retirement Plans" included in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2013 and 2012 are as follows:

Third Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$44,485	11,832	32,653
Components of OCI:
Unrealized losses on investment securities:
Unrealized gains during the period	9,820	3,437	6,383
Amounts reclassified into net income:
HTM securities	(472)	(165)	(307)
Non-credit OTTI	1	—	1
Realized gains on AFS securities	(13,516)	(4,731)	(8,785)
Net unrealized losses	(4,167)	(1,459)	(2,708)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	790	277	513
Defined benefit pension and post-retirement plans	790	277	513
Other comprehensive loss	(3,377)	(1,182)	(2,195)
Comprehensive income	$41,108	10,650	30,458

Third Quarter 2012
($ in thousands)	Gross	Tax	Net
Net income	$20,314	2,040	18,274
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	36,620	12,817	23,803
Non-credit OTTI recognized in OCI	2,023	708	1,315
Amounts reclassified into net income:
HTM securities	(336)	(117)	(219)
Non-credit OTTI	9	3	6
Realized losses on AFS securities	1,037	363	674
Net unrealized gains	39,353	13,774	25,579
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,391	487	904
Prior service cost	38	14	24
Defined benefit pension and post-retirement plans	1,429	501	928
Other comprehensive income	40,782	14,275	26,507
Comprehensive income	$61,096	16,315	44,781

Nine Months 2013
($ in thousands)	Gross	Tax	Net
Net income	$108,019	26,936	81,083
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(77,810)	(27,234)	(50,576)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,803)	(631)	(1,172)
Non-credit OTTI	14	5	9
Realized gains on AFS securities	(24,780)	(8,673)	(16,107)
Net unrealized losses	(104,302)	(36,506)	(67,796)
Defined benefit pension and post-retirement plans:
Net actuarial gain	44,000	15,400	28,600
Amounts reclassified into net income:
Net actuarial loss	3,419	1,197	2,222
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	47,445	16,606	30,839
Other comprehensive loss	(56,857)	(19,900)	(36,957)
Comprehensive income	$51,162	7,036	44,126

Nine Months 2012
($ in thousands)	Gross	Tax	Net
Net income	$42,813	6,158	36,655
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	64,273	22,496	41,777
Non-credit OTTI recognized in OCI	2,241	784	1,457
Amounts reclassified into net income:
HTM securities	(1,901)	(665)	(1,236)
Non-credit OTTI	272	95	177
Realized gains on AFS securities	(3,451)	(1,208)	(2,243)
Net unrealized gains	61,434	21,502	39,932
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	4,172	1,460	2,712
Prior service cost	113	40	73
Defined benefit pension and post-retirement plans	4,285	1,500	2,785
Other comprehensive income	65,719	23,002	42,717
Comprehensive income	$108,532	29,160	79,372

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2013 are as follows:

September 30, 2013	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2012	$(1,658)	2,594	121,391	122,327	(68,287)	54,040
OCI before reclassifications	50	(103)	(50,473)	(50,526)	28,600	(21,926)
Amounts reclassified from AOCI	9	(1,172)	(16,107)	(17,270)	2,239	(15,031)
Net current period OCI	59	(1,275)	(66,580)	(67,796)	30,839	(36,957)
Balance, September 30, 2013	$(1,599)	1,319	54,811	54,531	(37,448)	17,083

The reclassifications out of AOCI for Third Quarter and Nine Months 2013 are as follows:

	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	Quarter ended September 30, 2013	Nine Months ended September 30, 2013
OTTI related
Amortization of non-credit OTTI losses on HTM securities
	$1	14	Net investment income earned
	1	14	Income (loss) from continuing operations, before federal income tax
	—	(5)	Total federal income tax expense (benefit)
	1	9	Net income
HTM related
Unrealized gains and losses on HTM disposals	(19)	(170)	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(453)	(1,633)	Net investment income earned
	(472)	(1,803)	Income (loss) from continuing operations, before federal income tax
	165	631	Total federal income tax expense (benefit)
	(307)	(1,172)	Net income
Realized gains and losses on AFS
Realized gains and losses on AFS disposals	(13,516)	(24,780)	Net realized investments gains
	(13,516)	(24,780)	Income (loss) from continuing operations, before federal income tax
	4,731	8,673	Total federal income tax expense (benefit)
	(8,785)	(16,107)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	159	717	Loss and loss expense incurred
	631	2,702	Policy acquisition costs
	790	3,419	Income (loss) from continuing operations, before federal income tax

Prior service cost	—	7	Loss and loss expense incurred
	—	3	Policy acquisition costs
	—	10	Income (loss) from continuing operations, before federal income tax

Curtailment expense	—	16	Policy acquisition costs
	—	16	Income (loss) from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	790	3,445	Income (loss) from continuing operations, before federal income tax
	(277)	(1,206)	Total federal income tax expense (benefit)
	513	2,239	Net income

Total reclassifications for the period	$(8,578)	$(15,031)	Net income

Note 12. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR for proceeds to be received over a 10-year period. These proceeds were based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who distribute the products. We settled the remaining receivable for an aggregate of $1.0 million, which was received in two installments during the second quarter of 2013, in full and final settlement of the contingent purchase price. An impairment of $1.5 million was recorded in the first quarter of 2013 and is included in "Loss on disposal of discontinued operations, net of tax" in the Unaudited Consolidated Statements of Income.

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

Note 14. Commitments and Contingencies
At September 30, 2013, we had contractual obligations that expire at various dates through 2026 to invest up to an additional $58.9 million in alternative and other investments. There is no certainty that all of such additional investments will be required.

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

•
Financial Highlights of Results for the third quarters ended September 30, 2013 (“Third Quarter 2013”) and September 30, 2012 (“Third Quarter 2012”) and the nine-month periods ended September 30, 2013 ("Nine Months 2013") and September 30, 2012 ("Nine Months 2012");

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

Financial Highlights of Results for Third Quarter 2013 and Nine Months 20131

	Quarter ended September 30,				Nine Months ended September 30,
($ and shares in thousands, except per share amounts)	2013	2012	Change % or Points		2013	2012	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$486,813	436,872	11%		1,415,707	1,285,127	10%
Pre-tax net investment income	32,457	30,650	6		99,330	97,284	2
Pre-tax net income	44,485	20,314	119		108,019	42,813	152
Net income	32,653	18,274	79		81,083	36,655	121
Diluted net income per share	0.57	0.33	73		1.43	0.66	117
Diluted weighted-average outstanding shares	56,900	55,862	2		56,719	55,717	2
GAAP combined ratio	97.7%	99.8	(2.1)	pts	97.9	102.3	(4.4)	pts
Statutory combined ratio[2]	96.3%	98.4	(2.1)		96.9	101.2	(4.3)
Return on average equity	11.7%	6.6	5.1		9.8	4.5	5.3
Non-GAAP measures:
Operating income[3]	$23,922	18,982	26%		$67,819	34,414	97%
Diluted operating income per share[3]	0.42	0.34	24		1.20	0.62	94
Operating return on average equity[3]	8.6%	6.9	1.7	pts	8.2	4.2	4.0	pts

[1]	Refer to the Glossary of Terms attached to our 2012 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Nine Months 2013 includes 0.4 points related to the Retirement Income Plan amendments that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

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

 The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2013	2012	2013	2012
Operating income	$23,922	18,982	67,819	34,414
Net realized gains (losses), net of tax	8,731	(708)	14,261	2,241
Loss on disposal of discontinued operations, net of tax	—	—	(997)	—
Net income	$32,653	18,274	81,083	36,655

Diluted operating income per share	$0.42	0.34	1.20	0.62
Diluted net realized gains (losses) per share	0.15	(0.01)	0.25	0.04
Diluted net loss from disposal of discontinued operations per share	—	—	(0.02)	—
Diluted net income per share	$0.57	0.33	1.43	0.66

Over the long term, we target a return on average equity that is three points higher than our historic cost of capital of approximately 9%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Our operating return on average equity was 8.6% in Third Quarter 2013 compared to 6.9% in Third Quarter 2012. For Nine Months 2013 and Nine Months 2012, our operating return on average equity was 8.2% and 4.2%, respectively. Our operating return on average equity contribution by component is as follows:

Operating Return on Average Equity	Quarter ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Insurance Operations	2.4%	0.2	2.1	(2.2)
Investments	8.8	8.5	9.0	9.0
Other	(2.6)	(1.8)	(2.9)	(2.6)
Total	8.6	6.9	8.2	4.2

Improvements in our operating return on average equity generated from our Insurance Subsidiaries reflect increases in underwriting profitability of $9.3 million in the quarter and $54.3 million in the year-to-date period. These fluctuations were driven primarily by: (i) higher underwriting profitability in our Standard Insurance Operations of $3.6 million and $40.7 million, respectively, reflecting the impact of earning renewal pure price increases, which exceeded loss costs trends over the past year; and (ii) improvements in our E&S Insurance Operations of $5.7 million and $13.5 million, respectively. E&S operations were primarily affected by: (i) earned premiums that now reflect the full operations of this business following the acquisition in 2011; (ii) renewal pure price increases; and (iii) a decrease in initial start-up expenditures.

Our investment segment's contribution to operating return on equity was relatively consistent both in Third Quarter and Nine Months 2013 compared to the same periods last year. Higher income from our alternative investments was partially offset by lower income on our fixed maturity securities portfolio. This portfolio has been negatively impacted by the interest rate environment, which has lowered reinvestment yields when comparing periods.

The operating return on average equity generated by our Insurance Subsidiaries and our Investments segment was partially offset by: (i) long-term compensation to our employees, which increases as our stock price improves; (ii) interest expense on our issued debt; and (iii) the first quarter of 2013 write-off of unamortized debt costs related to the redemption of our 7.5% Junior Subordinated Notes.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries underwriting results:

All Lines	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$492,748	450,518	9%		1,405,049	1,296,253	8%
Net premiums earned (“NPE”)	437,568	406,225	8		1,284,760	1,177,266	9
Less:
Loss and loss expense incurred	283,317	272,251	4		832,760	813,060	2
Net underwriting expenses incurred	142,774	132,428	8		421,812	388,841	8
Dividends to policyholders	1,326	685	94		3,393	2,829	20
Underwriting gain (loss)	$10,151	861	1,079%		26,795	(27,464)	198%
GAAP Ratios:
Loss and loss expense ratio	64.7%	67.0	(2.3)	pts	64.8	69.1	(4.3)	pts
Underwriting expense ratio	32.7	32.6	0.1		32.8	33.0	(0.2)
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.2	0.1
Combined ratio	97.7	99.8	(2.1)		97.9	102.3	(4.4)
Statutory Ratios:
Loss and loss expense ratio	64.7	66.9	(2.2)		64.8	69.0	(4.2)
Underwriting expense ratio	31.3	31.3	—		31.8	32.0	(0.2)
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.2	0.1
Combined ratio	96.3%	98.4	(2.1)	pts	96.9	101.2	(4.3)	pts

The growth in NPW for our Insurance Subsidiaries in Third Quarter 2013 and Nine Months 2013 compared to the prior year periods reflects the following in our Standard Insurance Operations: (i) renewal pure price increases; (ii) strong retention; and (iii) new business.

NPE increases in Third Quarter 2013 and Nine Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2013 compared to the twelve-month period ended September 30, 2012.

The combined ratio improved for both the quarterly and year-to-date periods. This improvement was driven by renewal pure price increases that are exceeding loss trends in our Standard Insurance Operations. In addition, the improvement in the combined ratios in Third Quarter 2013 and Nine Months 2013 was also driven by the following in our E&S Insurance Operations: (i) earned premiums that now reflect the full operations of this business; (ii) underwriting improvements, including renewal pure price increases; and (iii) a decrease in initial start-up expenditures and acquisition costs.

Outlook
In their 2012 year-end review, A.M. Best and Company ("A.M. Best") projected an industry combined ratio of 101.2% for 2013. However, continued improvements in the pricing environment, coupled with modest exposure growth from the slowly improving economy, and underwriting actions taken to insulate balance sheets against further impact from the challenging investment environment, produced an underwriting profit for the industry through the first six months of 2013 with a combined ratio of 96.5%.

Reflecting the improved results, Selective now expects to generate a 2013 full year statutory combined ratio of approximately 95.5%, excluding 2.5 points of catastrophe losses, a net improvement of one point from previously issued guidance. This assumes no prior year casualty reserve development in the fourth quarter. In addition, investment income will be approximately $95 - $100 million, after tax, and weighted average shares at year end 2013 are anticipated to be approximately 57 million.
In addition, we expect our E&S Insurance Operations to produce a combined ratio between 100% and 102% for 2013, and be at profitability levels similar to our Standard Insurance Operations in 2014. We also expect to achieve an overall statutory combined ratio of 92% by year-end 2014, excluding three points of expected catastrophe losses. Our Insurance Subsidiaries reported a statutory combined ratio, excluding catastrophe losses, of 93.6% for Third Quarter 2013 and 94.3% for Nine Months 2013.

A key component of meeting our combined ratio targets is our ability to generate Commercial Lines renewal pure price increases in excess of our predicted loss trends. Although A.M. Best is maintaining its negative outlook for the commercial lines market, it does anticipate that sustained pricing momentum will continue in 2013. We achieved renewal pure price increases of 7.6% for standard Commercial Lines and 8.0% for standard Personal Lines in Nine Months 2013. While these increases demonstrate the overall strength of the relationships that we have with our independent retail agents, even in difficult economic and competitive times, we are expecting overall price increases in 2014 will be between 6% and 7.5%.

Although interest rates on the 10-year U.S. Treasury Note rose by 85 basis points during Nine Months 2013, they are still low by historical standards. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the low interest rate environment presents a significant challenge in generating after-tax returns on our investment portfolio, as fixed maturity securities mature and money is re-invested at lower rates. Even if current interest rate levels were to increase by 50 basis points per year for the next few years, book yields on our overall portfolio would continue to underperform 2012 book yield levels until approximately 2017.

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

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$457,173	420,754	9%		1,308,428	1,212,355	8%
NPE	405,676	381,498	6		1,192,762	1,126,849	6
Less:
Loss and loss expense incurred	262,697	251,694	4		771,948	772,430	—
Net underwriting expenses incurred	131,515	122,550	7		388,440	363,353	7
Dividends to policyholders	1,326	685	94		3,393	2,829	20
Underwriting gain (loss)	$10,138	6,569	54%		28,981	(11,763)	346%
GAAP Ratios:
Loss and loss expense ratio	64.8%	66.0	(1.2)	pts	64.7	68.5	(3.8)	pts
Underwriting expense ratio	32.4	32.1	0.3		32.6	32.2	0.4
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.3	—
Combined ratio	97.5	98.3	(0.8)		97.6	101.0	(3.4)
Statutory Ratios:
Loss and loss expense ratio[1]	64.7	65.9	(1.2)		64.7	68.6	(3.9)
Underwriting expense ratio[1]	31.0	30.8	0.2		31.6	31.2	0.4
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.3	—
Combined ratio[1]	96.0%	96.9	(0.9)	pts	96.6	100.1	(3.5)	pts

[1]
Nine Months 2013 includes 0.2 points in the loss and loss expense ratio, 0.3 points in the underwriting expense ratio, and 0.5 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW in Third Quarter and Nine Months 2013 compared to Third Quarter and Nine Months 2012 are primarily the result of the following:

	Quarter ended September 30, 2013		Quarter ended September 30, 2012
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	7.9%	83%	6.6	83
Standard Personal Lines	7.5	86	6.9	87

	Nine Months ended September 30, 2013		Nine Months ended September 30, 2012
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	7.6%	82%	6.0	82
Standard Personal Lines	8.0	86	6.1	86

In addition, new business was up $15.8 million, or 23%, in Third Quarter 2013 and $25.3 million, or 11%, in Nine Months 2013 mainly driven by our standard Commercial Lines operations.

NPE increases in Third Quarter and Nine Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2013 as compared to the twelve-month period ended September 30, 2012.

The GAAP loss and loss expense ratio improved 1.2 points in Third Quarter 2013 and 3.8 points in Nine Months 2013 compared to the same periods a year ago. The improvement in the ratio reflects the earning of Standard Insurance Operations renewal pure price increases that averaged 6.3% in 2012 and 7.7% in Nine Months 2013, both of which exceed our projected loss trend of 3%. In addition, the following variances are included in the GAAP loss and loss expense ratio:

	Quarter ended September 30, 2013			Quarter ended September 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$10.9	2.7	pts	8.6	2.3	pts	0.4
Non-catastrophe property losses	54.8	13.5		53.3	14.0		(0.5)
Favorable prior year casualty reserve development	3.5	0.8		7.0	1.8		1.0

	Nine Months ended September 30, 2013			Nine Months ended September 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$29.3	2.5	pts	45.5	4.0	pts	(1.5)
Non-catastrophe property losses	165.7	13.9		161.8	14.4		(0.5)
Favorable prior year casualty reserve development	9.5	0.8		15.0	1.3		0.5

The breakdown of favorable prior year casualty reserve development by line of business for the periods indicated is as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development	Quarter ended September 30,				Nine Months ended September 30,
($ in millions)	2013		2012		2013		2012
General liability	$3.0		—		12.0		—
Commercial automobile	—		2.0		—		4.5
Workers compensation	(3.5)		—		(14.0)		—
Businessowners' policies	2.0		2.5		8.0		6.0
Homeowners	1.0		2.0		2.5		5.0
Personal automobile	1.0		0.5		1.0		(0.5)
Total favorable prior year casualty reserve development	$3.5		7.0		9.5		15.0

Favorable impact on loss ratio	0.8	pts	1.8	pts.	0.8	pts.	1.3	pts.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$376,373	341,318	10%		1,080,213	990,568	9%
NPE	330,962	309,693	7		971,464	916,479	6
Less:
Loss and loss expense incurred	209,771	206,974	1		614,226	622,102	(1)
Net underwriting expenses incurred	111,089	102,685	8		329,224	306,214	8
Dividends to policyholders	1,326	685	94		3,393	2,829	20
Underwriting gain (loss)	$8,776	(651)	1,448%		24,621	(14,666)	268%
GAAP Ratios:
Loss and loss expense ratio	63.4%	66.8	(3.4)	pts	63.2	67.9	(4.7)	pts
Underwriting expense ratio	33.5	33.2	0.3		34.0	33.4	0.6
Dividends to policyholders ratio	0.4	0.2	0.2		0.3	0.3	—
Combined ratio	97.3	100.2	(2.9)		97.5	101.6	(4.1)
Statutory Ratios:
Loss and loss expense ratio[1]	63.3	66.7	(3.4)		63.2	67.9	(4.7)
Underwriting expense ratio[1]	31.9	31.9	—		32.7	32.3	0.4
Dividends to policyholders ratio[1]	0.4	0.2	0.2		0.3	0.3	—
Combined ratio	95.6%	98.8	(3.2)	pts	96.2	100.5	(4.3)	pts

[1]
Nine Months 2013 includes 0.1 points in the loss and loss expense ratio, 0.4 points in the underwriting expense ratio, and 0.5 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The increase in NPW in Third Quarter and Nine Months 2013 compared to Third Quarter and Nine Months 2012 is primarily the result of the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2013	2012	2013	2012
Retention	83%	83	82	82
Renewal pure price increases	7.9	6.6	7.6	6.0
New business	$74.9	56.1	217.3	184.6

NPE increases in Third Quarter and Nine Months 2013 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2013 compared to the twelve-month period ended September 30, 2012.

The GAAP loss and loss expense ratio improved by 3.4 points in Third Quarter 2013 and 4.7 points in Nine Months 2013 compared to the same periods a year ago. The improvement in the ratio reflects the earning of standard Commercial Lines renewal pure price increases that averaged 6.2% in 2012 and 7.6% in Nine Months 2013, both of which exceed our projected loss trend of approximately 3%. The following variances also impacted the GAAP loss and loss expense ratio as follows:

	Third Quarter 2013			Third Quarter 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$2.2	0.7	pts	6.8	2.2	pts	(1.5)	pts
Non-catastrophe property losses	34.9	10.5		34.1	11.0		(0.5)
Favorable prior year casualty reserve development	1.5	0.4		4.5	1.6		1.2

	Nine Months 2013			Nine Months 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$12.1	1.2	pts	29.1	3.2	pts	(2.0)	pts
Non-catastrophe property losses	99.7	10.3		102.5	11.2		(0.9)
Favorable prior year casualty reserve development	6.0	0.6		10.5	1.2		0.6

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$115,866	106,020	9%		335,503	305,870	10%
Direct new business	20,169	16,737	21		60,809	53,050	15
Retention	82%	83	(1)	pts	81	81	—	pts
Renewal pure price increases	9.3%	7.2	2.1		8.8	6.8	2.0
Statutory NPE	100,925	93,763	8%		298,394	276,538	8%
Statutory combined ratio	96.2%	100.4	(4.2)	pts	95.7	101.0	(5.3)	pts
% of total statutory standard Commercial Lines NPW	31%	31			31	31
The growth in NPW and NPE for our general liability business in both Third Quarter and Nine Months 2013 reflect: (i) renewal pure price increases; (ii) strong retention; and (iii) higher new business.

The statutory combined ratio improvement for both Third Quarter and Nine Months 2013 was due to: (i) the impact of favorable prior year casualty reserve development of $3.0 million, or 3.0 points, and $12.0 million, or 4.0 points, in Third Quarter and Nine Months 2013, respectively, compared to no prior year casualty reserve development in Third Quarter and Nine Months 2012; and (ii) the impact of earned renewal pure price increases that have exceeded loss cost trends. Partially offsetting these items was the impact of the Retirement Income Plan curtailment charge of $1.4 million, which increased the overall combined ratio by 0.4 points for Nine Months 2013.

Commercial Automobile
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$91,715	80,725	14%		257,841	231,475	11%
Direct new business	16,420	12,040	36		47,490	39,466	20
Retention	83%	84	(1.0)	pts	82	82	—	pts
Renewal pure price increases	8.0%	5.6	2.4		7.4	4.9	2.5
Statutory NPE	79,138	72,758	9%		230,191	214,782	7%
Statutory combined ratio	97.1%	95.7	1.4	pts	96.8	96.1	0.7	pts
% of total statutory standard Commercial Lines NPW	24%	24			24	23

The growth in NPW and NPE for our commercial automobile business in both Third Quarter and Nine Months 2013 reflect: (i) renewal pure price increases; (ii) strong retention; and (iii) higher new business.

The fluctuations in the statutory combined ratios for Third Quarter and Nine Months 2013 were impacted by the following:

	Quarter ended September 30, 2013			Quarter ended September 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$0.1	0.1	pts	0.7	0.9	pts	(0.8)
Favorable prior year casualty reserve development	—	—		2.0	2.7		2.7

	Nine Months ended September 30, 2013			Nine Months ended September 30, 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$(0.9)	(0.4)	pts	2.2	1.0	pts	(1.4)
Favorable prior year casualty reserve development	—	—		4.5	2.1		2.1

In addition, Nine Months 2013 included $1.0 million, or 0.4 points, related to the Retirement Income Plan curtailment charge.

Workers Compensation
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$70,461	66,320	6%		214,455	206,272	4%
Direct new business	14,459	8,535	69		43,151	33,905	27
Retention	82%	83	(1)	pts	82	81	1	pts
Renewal pure price increases	7.9%	8.5	(0.6)		7.8	8.0	(0.2)
Statutory NPE	66,510	65,592	1%		197,449	198,064	—%
Statutory combined ratio	118.2%	115.9	2.3	pts	118.4	113.1	5.3	pts
% of total statutory standard Commercial Lines NPW	19%	19			20	21

NPW increased by 6% in Third Quarter and 4% in Nine Months 2013, respectively, compared to Third Quarter and Nine Months 2012, driven by higher renewal pure price increases.

The workers compensation book of business represents 20% of our total statutory standard Commercial Lines net premium written for Nine Months 2013, which is a decrease from 24% at the end of 2008. While we continue to view workers compensation in the context of an overall account, we remain very focused on improving this competitive line of business through underwriting, where we achieved renewal pure price increases of 7.9% for Third Quarter 2013 and 7.8% for Nine Months 2013. We are applying all the underwriting tools we have to move pricing higher and write the best risks. We also have a number of claims initiatives aimed at proactively managing return-to-work programs and higher severity claims.

The increase in the statutory combined ratios for both periods was primarily attributable to the impact of prior year casualty reserve development as follows:

•
Third Quarter 2013 was unfavorable by $3.5 million, or 5.3 points, driven primarily by development in several accident years from 2008 and prior; and $14.0 million, or 7.2 points, unfavorable development in Nine Months 2013 driven primarily by development in several accident years from 2008 and prior and on the 2012 accident year.

•	Third Quarter and Nine Months 2012 reflect no prior year casualty reserve development.

In addition, the Retirement Income Plan curtailment increased the workers compensation statutory combined ratio by 0.6 points in Nine Months 2013.

Commercial Property
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
Statutory NPW	$69,578	62,259	12%		186,531	168,481	11%
Direct new business	16,966	12,577	35		45,747	38,624	18
Retention	82%	83	(1)	pts	81	81	—	pts
Renewal pure price increases	5.8%	4.9	0.9		5.6	4.2	1.4
Statutory NPE	57,004	52,197	9%		165,356	151,945	9%
Statutory combined ratio	67.0%	81.3	(14.3)	pts	77.8	93.7	(15.9)	pts
% of total statutory standard Commercial Lines NPW	18%	18			17	17

NPW and NPE increased in both Third Quarter and Nine Months 2013 compared to the same prior year periods primarily due to: (i) improvement in new business; (ii) renewal pure price increases; and (iii) strong retention.

The improvement in the statutory combined ratio in Third Quarter and Nine Months 2013 compared to the same prior year periods was due to:

	Third Quarter 2013			Third Quarter 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$0.9	1.6	pts	2.2	4.2	pts	(2.6)	pts
Non-catastrophe property losses	14.8	25.9		19.3	37.0		(11.1)

	Nine Months 2013			Nine Months 2012
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$10.4	6.3	pts	18.0	11.8	pts	(5.5)	pts
Non-catastrophe property losses	48.7	29.5		60.2	39.6		(10.1)

Additionally, the statutory combined ratio was increased by 0.5 points during Nine Months 2013 due to the Retirement Income Plan curtailment charge.

Standard Personal Lines
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$80,800	79,436	2%		228,215	221,787	3%
NPE	74,714	71,805	4		221,298	210,370	5
Less:
Loss and loss expense incurred	52,926	44,720	18		157,722	150,328	5
Net underwriting expenses incurred	20,426	19,865	3		59,216	57,139	4
Underwriting gain	$1,362	7,220	(81)%		4,360	2,903	50%
GAAP Ratios:
Loss and loss expense ratio	70.8%	62.3	8.5	pts	71.3	71.5	(0.2)	pts
Underwriting expense ratio	27.4	27.6	(0.2)		26.7	27.1	(0.4)
Combined ratio	98.2	89.9	8.3		98.0	98.6	(0.6)
Statutory Ratios:
Loss and loss expense ratio[1]	70.9	62.3	8.6		71.4	71.5	(0.1)
Underwriting expense ratio[1]	26.7	26.5	0.2		26.2	26.9	(0.7)
Combined ratio[1]	97.6%	88.8	8.8	pts	97.6%	98.4	(0.8)	pts

[1]
Nine Months 2013 includes 0.1 points in the loss and loss expense ratio, 0.3 points in the underwriting expense ratio, and 0.4 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW are primarily the result of the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2013	2012	2013	2012
Retention	86%	87	86	86
Renewal pure price increase	7.5	6.9	8.0	6.1

NPE increases in Third Quarter 2012 and Nine Months 2013, compared to the same periods last year, are consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2013 as compared to the twelve-month period ended September 30, 2012.

The variance in the loss and loss expense ratios was driven by premiums outpacing loss costs in Third Quarter and Nine Months 2013 compared to Third Quarter and Nine Months 2012, as well as the following:

	Third Quarter 2013			Third Quarter 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses[1]	$8.7	11.7	pts	1.8	2.6	pts	9.1	pts
Non-catastrophe property losses	19.9	26.6		19.2	26.8		(0.2)
Flood claims handling fees	(1.1)	(1.4)		(1.1)	(1.5)		(0.1)
Favorable prior year casualty reserve development	2.0	2.7		2.5	3.5		0.8

[1]	Third Quarter 2013 catastrophe losses include $7.5 million, or 10.0 points, related to severe thunderstorms in the Midwest that occurred in August 2013.

	Nine Months 2013			Nine Months 2012
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$17.1	7.7	pts	16.4	7.8	pts	(0.1)	pts
Non-catastrophe property losses	66.0	29.8		59.4	28.2		1.6
Flood claims handling fees	(3.9)	(1.7)		(2.0)	(1.0)		(0.7)
Favorable prior year casualty reserve development	3.5	1.7		4.5	2.2		0.5

The improvements in the underwriting expense ratios were driven by higher direct premiums written in our flood business that, coupled with an increase in the flood expense allowance for issuing and servicing these policies, increased our expense allowance earned from our participation in the NFIP. On a statutory basis, the favorable flood impact was more than offset by higher supplemental commissions to agents in the quarter, and was partially offset by the first quarter of 2013 Retirement Income Plan curtailment expense in the year-to-date period.

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

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2013	2012	Change % or Points		2013	2012	Change % or Points
GAAP Insurance Operations Results:
NPW	$35,575	29,764	20%		96,621	83,898	15%
NPE	31,892	24,727	29		91,998	50,417	82
Less:
Loss and loss expense incurred	20,620	20,557	—		60,812	40,630	50
Net underwriting expenses incurred	11,259	9,878	14		33,372	25,488	31
Underwriting gain (loss)	$13	(5,708)	100%		(2,186)	(15,701)	86%
GAAP Ratios:
Loss and loss expense ratio	64.7%	83.1	(18.4)	pts	66.1	80.6	(14.5)	pts
Underwriting expense ratio	35.3	40.0	(4.7)		36.3	50.5	(14.2)
Combined ratio	100.0	123.1	(23.1)		102.4	131.1	(28.7)
Statutory Ratios:
Loss and loss expense ratio	64.7	83.0	(18.3)		66.2	79.3	(13.1)
Underwriting expense ratio	35.8	38.6	(2.8)		35.7	41.0	(5.3)
Combined ratio	100.5%	121.6	(21.1)	pts	101.9	120.3	(18.4)	pts

Our E&S business is a small operation whose combined ratios are significantly impacted by premium growth as well as volatility in loss and loss expenses and underwriting expenses. The improvement in the combined ratios in Third Quarter 2013 and Nine Months 2013 was driven by a reduction in acquisition and integration costs from 2012 as well as significant underwriting actions to improve profitabilty. Partially offsetting the above was unfavorable prior year casualty reserve development of approximately $2.5 million in Nine Months 2013. There was no prior year casualty reserve development in Third Quarter 2013 or at any time in Nine Months 2012.

Although year-over-year and quarter-to-quarter comparisons of this business are difficult considering the volatility caused by the items discussed above, results are tracking in line with our expectations to achieve between a 100% and 102% combined ratio for 2013.

Reinsurance

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

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) was renewed with substantially the same terms as the expiring treaty providing the following per occurrence coverage:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	Consistent with the prior year treaty, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

•	Annual aggregate terrorism limits remain the same as the prior year treaty at $201.0 million.

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

Total Invested Assets
($ in thousands)	September 30, 2013	December 31, 2012	Change %
Total invested assets	$4,516,060	4,330,019	4%
Unrealized gain – before tax	83,894	188,197	(55)
Unrealized gain – after tax	54,531	122,328	(55)

The increase in our investment portfolio compared to year-end 2012 was driven primarily by: (i) strong operating cash flows of $238 million; and (ii) net proceeds from our debt issuance in February 2013. These increases were partially offset by a $104.3 million pre-tax decrease in unrealized gains, primarily from a decrease in the market value of our fixed maturity securities portfolio, driven by the rise in interest rates during Nine Months 2013. During Nine Months 2013, interest rates on the 10-year U.S. Treasury Note rose by 85 basis points. The cash generated from our insurance operations segments, as well as net amounts generated from our capital management strategies executed in the first quarter of 2013, were used to invest primarily in corporate bonds, structured securities, and municipal bonds within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	September 30, 2013	December 31, 2012
U.S. government obligations	4%	6
Foreign government obligations	1	1
State and municipal obligations	29	31
Corporate securities	38	34
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	3	3
Total fixed maturity securities	90	89
Equity securities	4	3
Short-term investments	4	5
Other investments	2	3
Total	100%	100

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of September 30, 2013 was 3.5 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.9 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing continued pressure on the yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale ("AFS") fixed maturity securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed maturity securities portfolio had a weighted average credit rating of “AA-” as of September 30, 2013. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	September 30, 2013	December 31, 2012
Aaa/AAA	15%	16
Aa/AA	45	47
A/A	27	25
Baa/BBB	12	10
Ba/BB or below	1	2
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations	$180.8	11.6	AA+	259.1	17.2	AA+
Foreign government obligations	29.7	0.9	AA-	30.2	1.4	AA-
State and municipal obligations	929.5	11.1	AA	818.0	44.1	AA
Corporate securities	1,663.1	33.5	A	1,450.3	81.3	A
MBS	679.5	2.0	AA+	609.8	19.0	AA
ABS	150.8	0.6	AAA	128.6	2.3	AAA
Total AFS fixed maturity portfolio	$3,633.4	59.7	AA-	3,296.0	165.3	AA-
State and Municipal Obligations:
General obligations	$438.6	5.8	AA+	352.3	20.5	AA+
Special revenue obligations	490.9	5.3	AA	465.7	23.6	AA
Total state and municipal obligations	$929.5	11.1	AA	818.0	44.1	AA
Corporate Securities:
Financial	$522.7	13.0	A	438.0	23.2	A
Industrials	112.2	4.1	A-	104.2	7.4	A-
Utilities	143.5	1.0	A-	124.2	6.6	BBB+
Consumer discretionary	189.4	3.6	A-	134.7	8.3	BBB+
Consumer staples	164.2	4.3	A	163.6	8.6	A
Healthcare	170.8	4.0	A	178.2	11.0	A+
Materials	94.9	1.4	BBB+	71.9	4.6	A-
Energy	88.0	1.2	A-	77.4	4.3	A-
Information technology	105.6	(0.2)	A+	100.1	3.2	A
Telecommunications services	64.3	0.6	BBB+	46.7	2.8	BBB+
Other	7.5	0.5	AA+	11.3	1.3	AA+
Total corporate securities	$1,663.1	33.5	A	1,450.3	81.3	A
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$35.5	1.0	AA+	48.9	2.3	AA+
Other agency CMBS	9.1	(0.3)	AA+	1.2	—	AA+
Non-agency CMBS	107.4	(1.2)	AA	87.1	1.1	AA-
Government guaranteed agency residential MBS ("RMBS")	61.4	1.8	AA+	91.0	3.3	AA+
Other agency RMBS	418.9	0.1	AA+	331.3	11.3	AA+
Non-agency RMBS	42.0	0.5	A-	44.3	0.9	A-
Alternative-A (“Alt-A”) RMBS	5.2	0.1	A+	6.0	0.1	AA-
Total MBS	$679.5	2.0	AA+	609.8	19.0	AA
ABS:
ABS	$150.0	0.5	AAA	127.2	2.0	AAA
Alt-A ABS[2]	—	—	—	0.8	0.2	D
Sub-prime ABS[1,2]	0.8	0.1	CCC	0.6	0.1	D
Total ABS	150.8	0.6	AAA	128.6	2.3	AAA
1We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
2Alt-A ABS and subprime ABS each consist of one security whose issuer is currently expected by rating agencies to default on its obligations.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed maturity securities and their credit qualities at September 30, 2013 and December 31, 2012:

September 30, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Fixed Maturity Portfolio:
Foreign government obligations	$5.6	5.5	0.1	0.2	0.3	AA+
State and municipal obligations	395.6	376.3	19.3	4.1	23.4	AA
Corporate securities	31.8	28.8	3.0	(0.5)	2.5	A
MBS	9.6	6.3	3.3	(1.0)	2.3	AA
ABS	5.9	5.1	0.8	(0.8)	—	A+
Total HTM fixed maturity portfolio	$448.5	422.0	26.5	2.0	28.5	AA
State and Municipal Obligations:
General obligations	$124.2	118.7	5.5	2.3	7.8	AA
Special revenue obligations	271.4	257.6	13.8	1.8	15.6	AA
Total state and municipal obligations	$395.6	376.3	19.3	4.1	23.4	AA
Corporate Securities:
Financial	$7.4	6.8	0.6	(0.2)	0.4	BBB+
Industrials	7.9	6.8	1.1	(0.2)	0.9	A
Utilities	14.6	13.3	1.3	(0.1)	1.2	A+
Consumer discretionary	1.9	1.9	—	—	—	AA
Total corporate securities	$31.8	28.8	3.0	(0.5)	2.5	A
MBS:
Non-agency CMBS	$9.6	6.3	3.3	(1.0)	2.3	AA
Total MBS	$9.6	6.3	3.3	(1.0)	2.3	AA
ABS:
ABS	$3.4	3.3	0.1	(0.1)	—	BBB+
Alt-A ABS	2.5	1.8	0.7	(0.7)	—	AAA
Total ABS	$5.9	5.1	0.8	(0.8)	—	A+

December 31, 2012
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.9	5.5	0.4	0.2	0.6	AA+
State and municipal obligations	526.9	498.0	28.9	6.8	35.7	AA
Corporate securities	42.1	37.5	4.6	(0.8)	3.8	A
MBS	12.7	7.2	5.5	(1.2)	4.3	AA-
ABS	7.1	5.9	1.2	(1.1)	0.1	A
Total HTM portfolio	$594.7	554.1	40.6	3.9	44.5	AA
State and Municipal Obligations:
General obligations	$174.4	166.0	8.4	3.8	12.2	AA
Special revenue obligations	352.5	332.0	20.5	3.0	23.5	AA
Total state and municipal obligations	$526.9	498.0	28.9	6.8	35.7	AA
Corporate Securities:
Financial	$9.6	8.3	1.3	(0.7)	0.6	BBB+
Industrials	11.9	10.4	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	—	1.7	A+
Consumer discretionary	3.5	3.4	0.1	0.1	0.2	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$42.1	37.5	4.6	(0.8)	3.8	A
MBS:
Non-agency CMBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
Total MBS	$12.7	7.2	5.5	(1.2)	4.3	AA-
ABS:
ABS	$4.7	4.2	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.1	5.9	1.2	(1.1)	0.1	A

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of September 30, 2013:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$157,628	AA-	AA-
Assured Guaranty	146,494	AA	AA-
Ambac Financial Group, Inc.	70,884	AA	AA
Other	11,183	AA	A+
Total	$386,189	AA-	AA-

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity securities portfolio at September 30, 2013:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas	$69,301	1,079	41,701	112,081	AA+
Washington	34,877	6,717	51,569	93,163	AA
New York	9,735	—	68,579	78,314	AA+
Florida	—	15,139	52,909	68,048	AA-
Arizona	7,923	—	53,279	61,202	AA
Colorado	31,824	—	16,741	48,565	AA-
Missouri	16,349	10,065	18,846	45,260	AA+
California	3,299	—	41,168	44,467	AA-
North Carolina	13,133	5,924	23,328	42,385	AA
Ohio	9,436	9,440	19,831	38,707	AA
Other	153,772	123,668	308,656	586,096	AA
	349,649	172,032	696,607	1,218,288	AA
Pre-refunded/escrowed to maturity bonds	51,207	4,250	51,397	106,854	AA+
Total	$400,856	176,282	748,004	1,325,142	AA

There has been concern regarding the stress on state and local governments emanating from declining revenues, large unfunded liabilities, and entrenched cost structures. We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 44% maturing within three years, and another 15% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 57% of high-quality revenue bonds that have dedicated revenue streams; (ii) 30% of local general obligation bonds; and (iii) 13% of state general obligation bonds. In addition, approximately 8% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the debt service and maturity of the bonds. Our largest state exposure is to Texas, at 8% excluding the impact of pre-refunded bonds.  Of the $69 million in local Texas general obligation bonds, $23 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2012. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2012 Annual Report.

To manage and mitigate exposure on our MBS portfolio, we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determining the health of the underlying assets. We also consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

Our top Eurozone exposures as of September 30, 2013 were as follows:

September 30, 2013
($ in millions)	Corporate Securities	Foreign Government Securities	Equity Securities	Total Exposure
Country:
Netherlands	$15.7	—	—	15.7
Luxembourg	8.4	—	—	8.4
Germany	—	5.6	—	5.6
Ireland		—	2.2	2.2
France	2.6	—		2.6
Total	$26.7	5.6	2.2	34.5

Uncertainty about the ability of certain sovereign issuers to fully repay their debt triggered significant turbulence in global financial markets in 2012 but has abated in 2013.  The sovereign debt crisis has been particularly concentrated in the Eurozone, and a number of member countries have been repeatedly downgraded by the major ratings agencies.  As of September 30, 2013, we had no direct exposure to issuers domiciled in Italy, Greece, Portugal, or Spain, four of the more economically troubled nations in the Eurozone. We do not own any derivative exposures such as credit default swaps.  Outside of the effect foreign economies have on the underlying investments, we have minimal exposure to Euro depreciation or appreciation.

Equity Securities
Our equity securities portfolio was 4% of invested assets as of September 30, 2013, up slightly from year-end 2012. During Nine Months 2013, we rebalanced our high dividend yield strategy holdings within this portfolio, generating purchases of $109.5 million and sales which had an original cost of $85.4 million. Also contributing to the increase in this portfolio's value were unrealized gains, which increased by $3.2 million in Nine Months 2013.

Other Investments
As of September 30, 2013, other investments represented 2% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		Remaining Commitment
($ in thousands)	September 30, 2013	December 31, 2012	September 30, 2013
Alternative Investments:
Secondary private equity	$25,954	28,032	7,703
Private equity	18,951	18,344	10,502
Energy/power generation	17,049	18,640	7,076
Mezzanine financing	12,921	12,692	18,796
Real estate	12,385	11,751	10,205
Distressed debt	11,911	12,728	2,964
Venture capital	7,018	7,477	400
Total alternative investments	106,189	109,664	57,646
Other securities	1,884	4,412	1,289
Total other investments	$108,073	114,076	58,935

In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $58.9 million in our other investments portfolio through commitments that currently expire at various dates through 2026. During the second quarter of 2013, we contracted for one new alternative investment within the private equity strategy. This investment, which has characteristics consistent with our other private equity strategy investments, has a commitment of $7.0 million, of which $0.9 million has been paid as of September 30, 2013. For a description of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. In addition, for information on current year activity, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
Fixed maturity securities	$30,569	30,839	90,956	93,948
Equity securities	1,341	1,268	4,422	3,785
Short-term investments	21	36	102	103
Other investments	2,639	497	10,110	5,460
Miscellaneous income	—	41	—	105
Investment expenses	(2,113)	(2,031)	(6,260)	(6,117)
Net investment income earned – before tax	32,457	30,650	99,330	97,284
Net investment income tax expense	(7,947)	(7,156)	(24,281)	(23,305)
Net investment income earned – after tax	$24,510	23,494	75,049	73,979
Effective tax rate	24.5%	23.3	24.4	24.0
Annual after-tax yield on fixed maturity securities			2.3	2.5
Annual after-tax yield on investment portfolio			2.3	2.3

Net investment income before tax increased in both Third Quarter and Nine Months 2013 compared to the same periods last year primarily due to higher income from our alternative investments. Partially offsetting this increase in Nine Months 2013 was a decrease in fixed maturity securities income due to lower investment yields than in the prior year period.

Realized Gains and Losses
Realized Gains and Losses (excluding OTTI)
Realized gains and losses, by type of security excluding OTTI charges, are determined on the basis of the cost of specific investments sold and are credited or charged to income. The components of net realized gains were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities
Gains	$32	40	35	195
Losses	(37)	(90)	(86)	(196)
AFS fixed maturity securities
Gains	662	2,168	2,580	2,941
Losses	(31)	(262)	(330)	(379)
AFS equity securities
Gains	13,801	—	24,272	4,775
Losses	(236)	—	(407)	(428)
Short-term investments
Gains	—	—	—	—
Losses	—	—	—	(2)
Other Investments
Gains	—	—	—	1
Losses	(80)	—	(940)	—
Total other net realized investment gains	14,111	1,856	25,124	6,907
Total OTTI charges recognized in earnings	(680)	(2,944)	(3,184)	(3,459)
Total net realized gains (losses)	$13,431	(1,088)	21,940	3,448

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

Certain equity securities were sold at a loss that were in a continuous loss position for less than three months prior to their sale. The fair value of these securities was $3.0 million, with related net realized losses of $0.2 million, in Third Quarter 2013 and $6.0 million, with related net realized losses of $0.4 million, in Nine Months 2013. There were no equity securities sold at a loss during Third Quarter 2012. In Nine Months 2012, we sold $8.1 million of equity securities with related net realized losses of $0.4 million.

In addition, we sold one fixed maturity security at a loss during Third Quarter 2012, which was in a continuous unrealized loss position for greater than 12 months, with a fair value as of the sale date of $4.8 million and related net realized loss of $0.2 million.

For additional discussion regarding realized gains and losses, see Note 5. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2013	2012	2013	2012
HTM fixed maturity securities:
ABS	$—	—	3	—
Total HTM fixed maturity securities	—	—	3	—
AFS fixed maturity securities:
ABS	—	36	—	98
CMBS	—	519	—	627
RMBS	—	—	8	174
Total AFS fixed maturity securities	—	555	8	899
Equity securities	680	2,389	1,326	2,560
Total AFS securities	680	2,944	1,334	3,459
Other investments	—	—	1,847	—
Total OTTI charges recognized in earnings	$680	2,944	3,184	3,459

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

Unrealized/Unrecognized Losses
As reflected in the table below, our net unrealized/unrecognized loss positions increased by $40.6 million as of September 30, 2013 compared to December 31, 2012 as follows:

($ in thousands)
September 30, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
501	80% - 99%	$43,295	100	80% - 99%	2,701
—	60% - 79%	—	1	60% - 79%	233
1	40% - 59%	286	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$43,581			2,934

We have reviewed the securities in the table above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2012 Annual Report. We have concluded that these securities were temporarily impaired as of September 30, 2013 and December 31, 2012. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 5. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Contractual Maturities
The following table presents amortized cost and fair value information for our AFS fixed maturity securities that were in an unrealized loss position at September 30, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$14,576	14,352
Due after one year through five years	343,058	337,618
Due after five years through ten years	889,527	854,503
Due after ten years	20,116	19,157
Total	$1,267,277	1,225,630

The following table presents amortized cost and fair value information for our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at September 30, 2013 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value
One year or less	$739	731
Due after one year through five years	2,856	2,808
Total	$3,595	3,539

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended September 30,		Nine Months ended September 30,
($ in million)	2013	2012	2013	2012
Federal income tax expense from continuing operations	$11.8	2.0	27.5	6.2
Effective tax rate	27%	10	25	14

The increase in federal income tax expense in Third Quarter and Nine Months 2013 compared to the same prior year periods was primarily due to an improvement in underwriting results as compared to last year. For a discussion of our underwriting results, see the "Results of Operations and Related Information by Segment" section above.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $172 million at September 30, 2013 was comprised of $23 million at Selective Insurance Group, Inc. (the “Parent”) and $149 million at the Insurance Subsidiaries. This amount was lower than our aggregate $215 million cash and short-term investment position at December 31, 2012, as we were previously maintaining higher liquid assets to fund claim payments related to Hurricane Sandy. As those payments continue to be made, cash and short-term assets have declined. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. During Nine Months 2013, the Parent continued to build a fixed maturity security investment portfolio containing high-quality, highly-liquid government and corporate fixed maturity securities to generate additional yield. This portfolio amounted to $57 million at September 30, 2013, compared to $41 million at December 31, 2012.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $32 million in total dividends to the Parent in 2013. Cash dividends of $25 million were paid through Nine Months 2013, which included approximately $11 million that were deemed extraordinary under New Jersey insurance regulations. The Insurance Subsidiaries are expected to pay $7 million in ordinary dividends throughout the remainder of 2013. As of December 31, 2012, our allowable ordinary maximum dividend was approximately $106 million for 2013.
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

The Parent had no private or public issuances of stock during Nine Months 2013. In Third Quarter 2013, the Parent renewed its $30 million line of credit ("Line of Credit"). For additional information regarding the renewal, see the "Short-Term Borrowings" section below and Note 9. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q. The Parent had no borrowings under this Line of Credit or the previous credit facility at September 30, 2013 or at any time during Nine Months 2013.

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

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity securities portfolio including short-term investments was 3.5 years as of September 30, 2013, while the liabilities of the Insurance Subsidiaries have a duration of 3.9 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under this Line of Credit or the previous credit facility at September 30, 2013 or at any time during Nine Months 2013.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make certain investments and acquisitions; and (v) engage in transactions with affiliates. The Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2013	Actual as of September 30, 2013
Consolidated net worth	$785 million	$1.1 billion
Statutory surplus	Not less than $750 million	$1.2 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	26.0%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2013, we had statutory surplus of $1.2 billion, GAAP stockholders’ equity of $1.1 billion, and total debt of $392.4 million, which equates to a debt-to-capital ratio of approximately 26%.

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

Book value per share increased to $20.16 as of September 30, 2013, from $19.77 as of December 31, 2012, due to $1.45 in net income coupled with a $0.55 benefit related to the first quarter of 2013 pension revaluation and curtailment. These items were partially offset by a $1.22 decrease in the unrealized gains on our investment portfolio driven by the rising interest rate environment, and $0.39 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2013, A.M. Best re-affirmed our rating of “A (Excellent),” their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 83 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.
Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in the second quarter of 2013, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook was revised to negative reflecting increased levels of statutory and financial leverage, a moderate decline in the National Association of Insurance Commissioners ("NAIC") risk-based capital levels, and diminished operating earnings-based interest coverage relative to historical performance.

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

Off-Balance Sheet Arrangements
At September 30, 2013 and December 31, 2012, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with loss and loss expense reserves, as well as contractual obligations pursuant to operating leases for office space and equipment, have not materially changed since December 31, 2012. Our future cash payments associated with contractual obligations pursuant to our notes payable as of September 30, 2013 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Notes payable	$393.0	—	13.0	45.0	335.0
Interest on debt obligations	551.4	22.1	43.7	42.5	443.1
Total	$944.4	22.1	56.7	87.5	778.1

We expect to have the capacity to repay and/or refinance all of our contractual obligations as they come due.

At September 30, 2013, we had contractual obligations that expire at various dates through 2026 that may require us to invest up to an additional $58.9 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2012 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2012 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released its updated Internal Control - Integrated Framework (“Framework”).  The COSO framework is widely used by public companies to comply with the Sarbanes-Oxley Act of 2002.  The effective date for companies to transition to the new Framework is December 15, 2014 when the original framework will no longer be available.  The Company is currently utilizing the original Framework.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

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

A significant rating downgrade, particularly from A.M. Best is an event of default under our Line of Credit and could affect our ability to write new business with customers, some of whom are required under various third-party agreements to maintain insurance with a carrier that maintains a specified minimum rating. The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in Third Quarter 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2013	—	$—	—	—
August 1 – 31, 2013	72	24.45	—	—
September 1 – 30, 2013	370	23.83	—	—
Total	442	$23.93	—	—
1During Third Quarter 2013, 442 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

Item 6. EXHIBITS

(a) Exhibits:

Exhibit No.
* 10.1	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of September 26, 2013.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 31, 2013
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 31, 2013
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)