Form 10-K
period 2013-12-31
SELECTIVE INSURANCE GROUP INC
filed 2014-02-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013
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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $1,248,863,936 on June 30, 2013. As of February 14, 2014, the registrant had outstanding 56,160,519 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 23, 2014 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company that was incorporated in 1977. The Parent has nine insurance subsidiaries that are licensed by various state departments of insurance to write specific lines of property and casualty insurance in the standard market. Two of these subsidiaries, Selective Casualty Insurance Company ("SCIC") and Selective Fire and Casualty Insurance Company ("SFCIC"), were created in 2012 and began writing direct premium in 2013. In addition, in December 2011 we acquired one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), that is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus lines ("E&S") market. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” In 2013, we were ranked as the 44th largest property and casualty group in the United States based on 2012 net premium written (“NPW”) in A.M. Best and Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into three operating segments:

•
Standard Insurance Operations - in which we sell commercial lines ("Commercial Lines") and personal lines ("Personal Lines") insurance products and services in the standard marketplace, including flood business through the National Flood Insurance Program ("NFIP");

•	E&S Insurance Operations - in which we sell Commercial Lines insurance products and services to insureds who have not obtained coverage in the standard market; and

•
Investments - in which we invest the premiums generated in our Standard and E&S Insurance Operations and amounts generated through our capital management strategies, which may include the issuances of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income from our insurance operations. Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. The gross premiums are direct premium written (“DPW”) plus premiums assumed from other insurers or self-insured groups. Gross premiums less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance operations fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as agent commissions, premium taxes, reinsurance, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net investment income from investments. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of interest earned on fixed maturity investments, dividends earned on equity securities, and other income primarily generated from our alternative investment portfolio.

•
Net realized gains and losses on investment securities from the investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, maturities, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”).

Our income is partially offset by general corporate expenses, including interest on our debt obligations, and tax payments.

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

We measure the performance of our investments segment by after-tax investment income and the associated return on invested assets. Our investment philosophy includes setting certain risk and return objectives for the fixed maturity, equity, and other investment portfolios. We generally measure our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

Our operations are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed or authorized to do business. In these states, the Insurance Subsidiaries are required to file financial statements prepared in accordance with SAP, which are promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Because of these regulatory requirements, we use SAP to manage our insurance operations. The purpose of state insurance regulation is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on the potential for shareholder profits. Consequently, significant differences exist between SAP and GAAP that are discussed further under “Measure of Insurance Segments Profitability.”

Insurance Segments (Standard and E&S)
Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. The majority of our sales are annual insurance policies. Our Commercial Lines sales are to businesses, non-profit organizations, and local government entities, and include Standard Insurance Operations and E&S Insurance Operations. This business represents about 84% of our NPW. Commercial Lines sales are seasonally higher in January and July and lower during the fourth quarter of the year. Our Personal Lines sales, including our flood business, are primarily to individuals and represent about 16% of our NPW.

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

•	Flood insurance, which generally covers property losses under the Federal Government's Write Your Own ("WYO") program of the NFIP. Flood insurance premiums and losses are 100% ceded to the NFIP; and

•
E&S insurance, which generally provides property and casualty insurance coverage through established underwriting guidelines to small commercial accounts with moderate degrees of hazard that were not obtained in the standard markets because of their small premium size, unique/niche risk characteristics, and/or regulatory restrictions that prevent standard markets from offering desirable underwriting terms and conditions. E&S property claims are generally reported and settled in a relatively short period of time, whereas E&S casualty claims may take several years to be reported and settled.

We underwrite and insure Commercial Lines of business primarily through traditional insurance and, to a lesser extent, through alternative risk management products, such as retrospective rating plans, self-insured group retention programs, or individual accounts with self-insured retentions. The following table shows the principal types of policies we write in our Standard Commercial Insurance Operations and our E&S Insurance Operations:

Types of Policies	Category of Insurance	Standard Insurance Operations	E&S Insurance Operations
Commercial Property	Property	X	X
Commercial Automobile	Property/Casualty	X	X
General Liability (including Excess Liability/Umbrella)	Casualty	X	X
Workers Compensation	Casualty	X
Businessowners' Policy	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Flood[1]	Property	X
1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO program. Certain other policies contain minimal Flood or Flood related coverages.

 The main Personal Lines policies that we write are as follows:

Types of Policies	Category of Insurance	Standard Insurance Operations
Homeowners	Property/Casualty	X
Personal Automobile	Property/Casualty	X
Umbrella	Casualty	X
Flood[1]	Property	X
1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO program. Certain other policies contain minimal Flood or Flood related coverages.

Product Development and Pricing
Our insurance policies are contracts that specify our coverages – what we will pay to or for an insured upon specified losses. We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”) and the National Council on Compensation Insurance, Inc. ("NCCI"). Determining the price to charge for our coverages is complicated. At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future. To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends. Additionally, we have developed predictive models for certain of our standard insurance lines. Predictive models analyze historical statistical data regarding our insureds and their loss experience, rank our policies, or potential policies, based on this analysis, and apply this risk data to current and future insureds to predict the likely profitability of an account. A model’s predictive capabilities are limited by the amount and quality of the statistical data available. As a regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs. Consequently, we use ISO data to supplement our own.

Customers and Customer Markets
Commercial Lines customers represent 84% of our total NPW. We categorize this business as follows:

	Percent of Total Commercial Lines	Average Premium per Policy	Description
Small Business	21%	$2,791
Standard insurance policies generally under $25,000, with certain restrictions for hazard grade and exposure that can be issued for new customers through our internet-based One & Done® and Two & Done automated underwriting templates.

Middle Market Business	60%	$10,257	Standard insurance policies that cannot be issued for new customers through our automated systems and are the focus of our field-based underwriters, known as agency management specialists (“AMSs”).

Large Account Business	10%	$158,278
Standard insurance policies that are larger in size or include alternative risk transfer.  This business is written by large account specialists.  Approximately 25% of these accounts include alternative risk transfer mechanisms.

E&S Business	9%	$2,741	E&S insurance policies that are generally written through contract binding authority under established underwriting guidelines with our wholesale general agency partners.

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

	Year Ended December 31,
% of NPW	2013	2012	2011
New Jersey	23.1%	23.3	25.3
Pennsylvania	11.5	12.0	13.0
New York	6.9	7.6	8.3
Maryland	5.7	5.7	6.4
Indiana	4.8	5.0	4.9
Virginia	4.7	4.9	5.3
Illinois	4.5	4.9	5.5
Georgia	3.5	3.1	3.1
Michigan	3.4	3.5	3.6
North Carolina	3.2	3.1	3.0
South Carolina	3.0	3.0	2.7
Ohio	2.5	2.6	2.7
Other states	23.2	21.3	16.2
Total	100.0%	100.0	100.0

Distribution and Marketing
We sell and distribute our Standard Insurance Operations products and services through independent retail insurance agents. Our Standard Insurance Operations, excluding our flood business, had retail agency agreements with approximately 1,100 independent agencies as of December 31, 2013, many of which have multiple offices. In total, approximately 1,900 independent agency offices are selling this business for us. In addition, we have approximately 5,000 agencies selling our flood products. We sell and distribute our E&S Insurance Operations products through approximately 90 wholesale general agencies, to which we have given contract binding authority for the business they receive from independent retail insurance agents. We pay our agencies commissions and other consideration for business placed with us. We seek to compensate our agencies fairly and consistent with market practices. No one agency is responsible for 10% or more of our combined insurance operations premium.

Independent retail insurance agents and brokers write approximately 80% of standard market commercial property and casualty insurance and approximately a third of the standard market personal lines insurance in the United States according to a study released in 2013 by the Independent Insurance Agents & Brokers of America. E&S business is written almost exclusively through wholesale general agents. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and can provide a wider choice of commercial lines and personal lines insurance products and consultation to insureds. Because our agencies generally represent several of our competitors, we face competition within our distribution channel. As our customers rely heavily on their independent retail insurance agent, it is sometimes difficult to develop brand recognition with our customers, who cannot always differentiate between insurance agents and insurance carriers.

Our primary marketing strategy with agents is to:

•
Use a business model that provides them resources within close geographic proximity, including: (i) field underwriters; (ii) regional office underwriters; (iii) safety management specialists; (iv) field claims personnel; and (v) field marketing specialists. These resources make timely underwriting and claim decisions based on established authority parameters and provide marketing support and automation training.

•
Develop close relationships with each agency and its principals: (i) by soliciting their feedback on products and services; (ii) by advising them concerning product developments; and (iii) through significant interaction with them focusing on producer recruitment, sales training, enhancing customer experience, online marketing, and agency operations.

•
Develop with each agency, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with us; (ii) amounts of premium or numbers of policies placed with us; (iii) customer service levels; and (iv) profitability of business placed with us.

In our most recent survey of our Standard Insurance Operations Agents', which was conducted in 2013, we received an overall satisfaction score of 8.6 out of 10, which highlighted our agents’ satisfaction with our standard Commercial Lines products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

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

At December 31, 2013, we had approximately 2,100 employees, about 340 of which worked in the field, and another 900 that worked in one of our regional offices.

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

Underwriting Process Involving Agents and our Field Model
Our underwriting process requires communication and interaction among:

•
Our independent retail agents, who act as front-line underwriters, our AMSs, our safety management specialists ("SMSs"), our field marketing specialists ("FMSs"), as well as our corporate and regional underwriters;

•	Our wholesale general agents, who use guidelines developed by our corporate E&S underwriters to write business that they receive from retail insurance agents under contract binding authority;

•	Our flood agents who act as front-line producers for our business under the NFIP's WYO program;

•
Our corporate underwriting department, which includes our strategic business units (“SBUs”), organized by product and customer type, and our line-of-business units. These units develop our policy forms, pricing, and underwriting guidelines in conjunction with the Regions;

•	Our Regions, which establish: (i) annual premium and pricing goals in consultation with the SBUs; (ii) agency new business targets; and (iii) agency profit improvement plans; and

•	Our Actuarial Department, located primarily in our corporate headquarters, which assists in the determination of rate and pricing levels, while also monitoring pricing and profitability.

We also have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our independent retail agents by servicing our Standard Insurance Operations with a focus on Personal Lines, as well as Small Business and Middle Market Commercial Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our independent retail agents agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2013, our USC was servicing standard Commercial Lines NPW of $48.6 million, and Personal Lines NPW of $27.5 million. The $76.1 million total serviced by the USC represents 4% of our total NPW.

We believe that our field model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving an insured’s safety and risk management programs – and we have obtained the service mark “Safety Management: Solutions for a safer workplace.”SM Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our insureds to identify and eliminate potential loss exposures.

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

Claims management specialists (“CMSs”) are primarily responsible for investigating and settling the majority of our Standard Insurance Operations' non-workers compensation claims directly with insureds and claimants. By promptly and personally investigating claims, we believe CMSs are able to provide better customer and agent service and quickly resolve claims within their authority. All workers compensation claims are handled in the Regional Claim Offices by workers compensation adjusters. We have also established a workers compensation strategic case management unit, which specializes in the investigation and medical management of lost-time claims with high exposure and/or escalation risk. Due to the special nature of property losses with higher severity, CMSs refer those claims above certain amounts and more technically complex losses to either the Property Flex Unit or the Large Loss unit.  Both of these groups specifically handle only higher exposure property claims. All asbestos and environmental claims are referred to our specialized corporate Environmental Unit. This structure allows us to provide experienced adjusting to each claim category.

We also have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC receives first notices of loss from our insureds and claimants related to our Standard Insurance Operations. The CSC is designed to help: (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase the use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims. Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or specialized area at our corporate headquarters.

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

•	Our SIU investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our underwriters with targeted pricing tools to enhance profitability while growing the business.

In 2013, we received the Interface Partner Award from Applied Systems, an automated solutions provider to independent retail insurance agents, for the sixth consecutive year. The award recognizes our leadership and innovation in our interface advancements in download and real-time rating. We also received the following two awards in 2013, from the Association of Cooperative Operations Research and Development ("ACORD"):

•
The Property & Casualty Straight-Through Processing of Data Award, which recognizes those companies that have automated the life cycle of ACORD Standards and Forms data. This includes encouraging the agents to use current ACORD Forms, real-time rating/submission, policy download and endorsement processing; and

•	The Property & Casualty AL3 Download Award, for using current electronic data interchange standards and having a solid history of download success using AL3 standards.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”). The EPMO is staffed by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) review project status and cost; and (iv) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions, and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation. Our technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We also have agreements with multiple consulting, information technology, and managed services providers for supplemental staffing services. Collectively, these providers supply approximately 21% of our skilled technology capacity. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

Insurance Operations Competition

Market Competition
The commercial lines property and casualty insurance market is highly competitive and market share is fragmented among many companies. Despite a slight economic improvement that took place in 2013, A.M. Best maintains its negative outlook for the commercial lines segment for 2014. We compete with four types of companies, primarily on the basis of price, coverage terms, claims service, safety management services, ease of technology, and financial ratings:

•
Regional insurers, such as Cincinnati Financial Corporation, Erie Indemnity Company, The Hanover Insurance Group, Inc., and United Fire Group, Inc., which offer commercial lines and personal lines products and services;

•
National insurers, such as Liberty Mutual Group, The Travelers Companies, Inc., The Hartford Financial Services Group, Inc., Nationwide Mutual Insurance Company; and Zurich Insurance Group which offer commercial lines and personal lines products and services;

•
Alternative risk insurers, which includes entities that self-insure their risks. Generally, only large entities have the capacity to self-insure. In the public sector, some small and mid-sized public entities have the opportunity to partially self-insure their risks through the use of risk pools or joint insurance funds that are generally created by legislative act; and

•
E&S lines insurers, such as Scottsdale, Nautilus, Colony, Markel, Western World, Century Surety, and Burlington, which offer a variety of property and casualty insurance products on an E&S basis. In addition, we also face competition from E&S lines insurers who work directly with retail agencies such as U.S. Liability Insurance.

We also face competition in personal lines, although the market is less fragmented than commercial lines and carriers have been more successful at obtaining rate increases. A.M. Best has maintained their stable outlook for 2014 for personal lines, reflecting ongoing stability of the auto line and successful carriers continuing to enhance the granularity of their home pricing models. Our Personal Lines business faces competition primarily from the regional and national carriers noted above, as well as direct insurers such as GEICO and The Progressive Corporation, which primarily offer personal auto coverage and market through a direct-to-consumer model.

Some of these competitors are public companies and some are mutual companies. Some, like us, rely on independent retail and wholesale insurance agents for distribution of their products and services and have competition within their distribution channel. Others either employ their own agents who only represent one insurance carrier or use a combination of independent retail and captive agents.

Financial Ratings
Our Insurance Subsidiaries’ ratings by major rating agencies, are as follows:

Rating Agency	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Standard & Poor’s Ratings Services (“S&P”)	A-	Stable
Moody’s Investors Service (“Moody’s”)	A2	Negative
Fitch Ratings (“Fitch”)	A+	Negative

Because agent and customer concerns about an insurer's ability to pay claims in the future are such an important factor in our competitiveness, our financial ratings are important. Major financial rating agencies evaluate us on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most significantly influenced by our rating from A.M. Best. We have been rated "A" or higher by A.M. Best for the past 83 years. In the second quarter of 2013, A.M. Best reaffirmed our rating of "A (Excellent)", their third highest of 13 financial strength ratings, with a "Stable" outlook. The rating reflects our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. A downgrade from A.M. Best to a rating below “A-” is an event of default under our line of credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

In the third quarter of 2013, S&P lowered our financial strength rating to "A-" from "A" under their revised rating criteria. The rating reflects our strong business risk profile and moderately strong financial risk profile, built on a strong competitive position in the regional small to mid-size commercial insurance markets in Mid-Atlantic states and strong capital and earnings. The rating revision reflects S&P's view of our capital and earnings volatility relative to our peers. In the first quarter of 2013, Moody's cited our strong regional franchise with established independent retail agency support, along with good risk adjusted capitalization and strong invested asset quality, to reaffirm our financial strength rating of “A2” but revised our outlook to negative, citing that our underwriting results have lagged similarly rated peers. In January 2014, Fitch reaffirmed our “A+” rating and negative outlook, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.

For further discussion on our ratings, please see the “Ratings” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

In addition, other factors that might impact our competitiveness are discussed in Item 1A. “Risk Factors.” of this Form 10-K.

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
Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement among our Insurance Subsidiaries are the following:

•	Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•	Prevent any of our Insurance Subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

The following illustrates the pooling percentages by company as of December 31, 2013:

Insurance Subsidiary	Pooling Percentage
Selective Insurance Company of America ("SICA")	32.0%
Selective Way Insurance Company ("SWIC")	21.0%
Selective Insurance Company of South Carolina ("SICSC")	9.0%
Selective Insurance Company of the Southeast ("SICSE")	7.0%
Selective Insurance Company of New York ("SICNY")	7.0%
SCIC	7.0%
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0%
MUSIC	5.0%
Selective Insurance Company of New England ("SICNE")	3.0%
SFCIC	3.0%

Reinsurance Treaties and Arrangements
By entering reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. All of our reinsurance treaties are for traditional reinsurance. We do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk to our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; and (ii) obtaining collateral to secure reinsurance obligations when possible. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer's financial condition or rating deteriorates. We consistently monitor the financial condition of our reinsurers. We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance.

We primarily use the following three reinsurance treaty and arrangement types for property and casualty insurance:

•	Treaty reinsurance, under which certain types of policies are automatically reinsured without prior approval by the reinsurer of the underlying individual insured risks;

•
Facultative reinsurance, under which an individual insurance policy or a specific risk is reinsured with the prior approval of the reinsurer. We use facultative reinsurance for policies with limits greater than those available under our treaty reinsurance; and

•
Protection provided under the Terrorism Risk Insurance Act of 2002 as modified and extended through December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively referred to as “TRIPRA”). TRIPRA provides a federal backstop to Commercial Lines business, but does not cover Personal Lines business. Under TRIPRA, terrorism coverage is mandatory for all primary workers compensation policies. Insureds with non-workers compensation commercial policies, however, have the option to accept or decline our terrorism coverage or negotiate with us for other terms. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses based on a percentage of the prior year's applicable commercial lines direct premiums earned before federal assistance is available. In 2014, our deductible is approximately $234 million. For losses above the deductible, the federal government will pay 85% and the insurer retains 15%. Although TRIPRA's provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial. TRIPRA has not yet been re-authorized by Congress beyond the scheduled expiration at December 31, 2014. As such, policies issued after January 1, 2014 will have some portion of their coverage period extend beyond the currently scheduled TRIPRA expiration. For additional information regarding TRIPRA, see Item 1A. "Risk Factors." of this Form 10-K.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers standard lines)	$38 million above $2 million retention covering 100% in two layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:
All nuclear, biological, chemical, and radioactive (“NBCR”) losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts certified under TRIPRA and those that are not.  The treaty provides annual aggregate limits for TRIPRA certified (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer.  Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

- $8 million in excess of $2 million layer provides unlimited reinstatements; and
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits.

Property Catastrophe Excess of Loss (covers both standard and E&S lines)	$685 million above $40 million retention in four layers:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA. Non NBCR losses are covered with certain limitations. Please see Item 1A. “Risk Factors.” of this Form 10-K for further discussion regarding changes in TRIPRA.

- 91% of losses in excess of $40 million up to $100 million;
- 95% of losses in excess of $100 million up to $225 million;
- 95% of losses in excess of $225 million up to $475 million; and
- 90% of losses in excess of $475 million up to $725 million.

    - The treaty provides one reinstatement per layer
for the first three layers and no reinstatements
on the fourth layer. The annual aggregate limit
is $1.05 billion, net of the Insurance
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

We also have other reinsurance treaties that we do not consider core to our reinsurance program for our standard insurance products, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool, which covers business assumed from the involuntary workers compensation pool, and our Equipment Breakdown Coverage Reinsurance Treaty. In addition, we have Property and Casualty Excess of Loss Reinsurance Treaties providing coverage on our E&S business. For further discussion on reinsurance, see the “Reinsurance” section of Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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

•	Our loss history and the industry’s loss history;

•	Legislative enactments, judicial decisions, and legal developments regarding damages;

•	Changes in political attitudes; and

•	Trends in general economic conditions, including inflation.

See “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a full discussion regarding our loss reserving process.

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

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2013.

•
Section V shows the cumulative gross and net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2013.

This table does not present accident or policy year development data. Conditions and trends that have affected past reserve development may not necessarily occur in the future. As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
I. Gross reserves for unpaid losses and loss expenses at December 31	1,587.8	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1	3,144.9	4,068.9	3,349.8

Reinsurance recoverables on unpaid losses and loss expenses at December 31	(184.6)	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)	(549.5)	(1,409.7)	(540.9)

Net reserves for unpaid losses and loss expenses at December 31	1,403.2	1,616.4	1,865.8	2,089.0	2,314.7	2,416.8	2,474.2	2,516.3	2,595.4	2,659.2	2,808.9

II. Net reserves estimate as of:
One year later	1,408.1	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6	2,477.6	2,569.8	2,633.7
Two years later	1,452.3	1,637.3	1,845.1	2,024.0	2,237.8	2,324.6	2,368.1	2,428.6	2,531.4
Three years later	1,491.1	1,643.7	1,825.2	1,982.4	2,169.7	2,286.0	2,315.0	2,388.8
Four years later	1,522.9	1,649.8	1,808.9	1,931.1	2,155.8	2,264.9	2,295.3
Five years later	1,529.2	1,653.6	1,780.7	1,916.0	2,151.5	2,258.1
Six years later	1,538.4	1,639.5	1,777.3	1,924.4	2,154.6
Seven years later	1,535.6	1,638.7	1,789.3	1,939.5
Eight years later	1,539.1	1,648.0	1,810.9
Nine years later	1,546.6	1,671.7
Ten years later	1,568.3
Cumulative net redundancy (deficiency)	(165.1)	(55.3)	54.9	149.6	160.1	158.7	178.9	127.6	64.0	25.5

III. Cumulative amount of net reserves paid through:
One year later	414.5	422.4	468.6	469.4	579.4	584.5	561.3	569.9	632.7	572.4
Two years later	691.4	729.5	775.0	841.3	945.5	966.8	936.7	990.8	1,003.8
Three years later	903.7	942.4	1,026.9	1,080.0	1,201.6	1,238.3	1,235.8	1,248.2
Four years later	1,033.5	1,101.0	1,174.2	1,235.2	1,388.7	1,439.5	1,409.5
Five years later	1,128.4	1,189.2	1,267.1	1,347.0	1,513.0	1,550.3
Six years later	1,184.5	1,245.4	1,341.8	1,426.8	1,587.7
Seven years later	1,225.3	1,294.2	1,399.6	1,481.9
Eight years later	1,262.5	1,333.8	1,438.2
Nine years later	1,291.1	1,361.7
Ten years later	1,312.7

IV. Re-estimated gross liability	1,901.5	2,011.8	2,164.6	2,244.2	2,455.1	2,576.0	2,625.1	2,744.1	3,095.3	4,223.3

Re-estimated reinsurance recoverables	(333.3)	(340.1)	(353.7)	(304.7)	(300.5)	(317.9)	(329.8)	(355.4)	(563.9)	(1,589.7)

Re-estimated net liability	1,568.3	1,671.7	1,810.9	1,939.5	2,154.6	2,258.1	2,295.3	2,388.8	2,531.4	2,633.7

V. Cumulative gross redundancy (deficiency)	(313.7)	(176.6)	(80.6)	44.6	87.4	65.0	120.7	86.0	49.6	(154.4)

Cumulative net redundancy (deficiency)	(165.1)	(55.3)	54.9	149.6	160.1	158.7	178.9	127.6	64.0	25.5
Note: Some amounts may not foot due to rounding.

In light of the many uncertainties associated with establishing the estimates and making the assumptions necessary to establish reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period for which the need for such adjustment is determined. These reviews could result in the identification of information and trends that would require us to increase some reserves and/or decrease other reserves for prior periods and could also lead to additional increases in loss and loss expense reserves, which could have a material adverse effect on our results of operations, equity, insurer financial strength, and debt ratings.

In 2013, we experienced overall favorable loss development of approximately $25.5 million, compared to $25.5 million in 2012 and $38.5 million in 2011. The following table summarizes prior year development by line of business:

Favorable/(Unfavorable) Prior Year Development
($ in millions)	2013	2012	2011
General Liability	$20.0	(2.5)	11.5
Commercial Automobile	4.5	8.5	13.0
Workers Compensation	(23.5)	(2.5)	(6.5)
Businessowners' Policies	9.5	9.0	11.0
Commercial Property	7.5	3.5	5.5
Homeowners	2.5	9.0	4.5
Personal Automobile	3.0	(0.5)	(1.0)
E&S	2.0	—	—
Other	—	1.0	0.5
Total	$25.5	25.5	38.5

For a qualitative discussion of our prior year development, see Note 9. "Reserves for Losses and Loss Expenses" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2013	2012
Statutory losses and loss expense reserves	$2,797,459	2,654,418
Provision for uncollectible reinsurance	5,100	4,800
Other	6,372	(32)
GAAP losses and loss expense reserves – net	2,808,931	2,659,186
Reinsurance recoverables on unpaid losses and loss expenses	540,839	1,409,755
GAAP losses and loss expense reserves – gross	$3,349,770	4,068,941

Asbestos and Environmental Reserves
Our general liability, excess liability, and homeowners reserves include exposure to asbestos and environmental claims. Our exposure to environmental liability is primarily due to: (i) landfill exposures from policies written prior to the absolute pollution endorsement in the mid 1980s; and (ii) underground storage tank leaks mainly from New Jersey homeowners policies. These environmental claims stem primarily from insured exposures in municipal government, small non-manufacturing commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2013, asbestos claims constituted 30% of our $25.2 million net asbestos and environmental reserves, compared to 28% of our $27.8 million net asbestos and environmental reserves at December 31, 2012.

“Environmental claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos. These claims include landfills and leaking underground storage tanks. Our landfill exposure lies largely in policies written for municipal governments, in their operation or maintenance of certain public lands. In addition to landfill exposures, in recent years, we have experienced a relatively consistent level of reported losses in the homeowners line of business related to claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey. In 2007, we instituted a fuel oil system exclusion on our New Jersey homeowners policies that limits our exposure to leaking underground storage tanks for certain customers. At that time, existing insureds were offered a one-time opportunity to buy back oil tank liability coverage.  The exclusion applies to all new homeowners policies in New Jersey. These customers are eligible for the buy-back option only if the tank meets specific eligibility criteria.

Our asbestos and environmental claims are handled in our centralized and specialized asbestos and environmental claim unit. Case reserves for these exposures are evaluated on a claim-by-claim basis. The ability to assess potential exposure often improves as a claim develops, including judicial determinations of coverage issues. As a result, reserves are adjusted accordingly.

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential loss emergence. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range. Historically, our asbestos and environmental claims have been significantly lower in volume, with less volatility and uncertainty than many of our competitors in the commercial lines industry. This is due to the nature of the risks we insured, and the fact that we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to others in the insurance marketplace.

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

◦
Changes in the value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP and only recognized in income when cash is received.

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

•
Under SAP, unrealized gains and losses on fixed maturity securities assigned certain NAIC Security Valuation Office ratings (specifically designations of one or two, which generally equate to investment grade bonds) are not recognized in statutory surplus. However, on fixed maturity securities that have a designation of three or higher, we must recognize unrealized losses as an adjustment to statutory surplus.

◦
Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses. These assets are excluded from statutory surplus under SAP, but are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP.

◦
Regarding the recognition of the liability for our defined benefit plan, under both GAAP and SAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the plan assets. However, changes in this balance not recognized in income are recognized in equity as a component of other comprehensive income (“OCI”) under GAAP and in statutory surplus under SAP.

Our combined insurance segments' statutory results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2013	2012	2011
Insurance Operations Results
NPW	$1,811,524	1,666,633	1,485,349
NPE	$1,737,437	1,583,869	1,439,313
Losses and loss expenses incurred	1,121,405	1,120,185	1,074,446
Net underwriting expenses incurred	592,318	542,335	470,892
Policyholder dividends	4,275	3,449	5,284
Underwriting profit (loss)	$19,439	(82,100)	(111,309)
Ratios:
Loss and loss expense ratio	64.5%	70.7	74.6
Underwriting expense ratio	32.8	32.6	31.7
Policyholder dividends ratio	0.2	0.2	0.4
Statutory combined ratio	97.5%	103.5	106.7
GAAP combined ratio	97.8%	104.0	107.2

A comparison of certain statutory ratios for our combined insurance segments and our industry are shown in the following table:

	Simple Average of All Periods Presented	2013	2012	2011	2010	2009
Insurance Operations Ratios:[1]
Loss and loss expense	69.4	64.5	70.7	74.6	69.3	67.9
Underwriting expense	32.3	32.8	32.6	31.7	32.0	32.3
Policyholder dividends	0.3	0.2	0.2	0.4	0.3	0.3
Statutory combined ratio	102.0	97.5	103.5	106.7	101.6	100.5
Growth in NPW	4.2	8.7	12.2	7.0	(2.4)	(4.7)

Industry Ratios:[1,2]
Loss and loss expense	72.8	69.4	73.3	78.3	72.2	70.8
Underwriting expense	28.0	27.6	28.2	27.9	28.3	28.1
Policyholder dividends	0.6	0.6	0.6	0.6	0.7	0.6
Statutory combined ratio	101.4	97.6	102.2	106.7	101.2	99.5
Growth in NPW	2.0	4.8	4.4	3.5	1.0	(3.6)

Favorable (Unfavorable) to Industry:
Statutory combined ratio	(0.6)	0.1	(1.3)	—	(0.4)	(1.0)
Growth in NPW	2.2	3.9	7.8	3.5	(3.4)	(1.1)
Note: Some amounts may not foot due to rounding.

1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2Source: A.M. Best. The industry ratios for 2013 have been estimated by A.M. Best.

Insurance Regulation

Primary Oversight by the States in Which We Operate
Our insurance operations are heavily regulated. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states. For our Insurance Subsidiaries, the primary regulators of their business and financial condition are the departments of insurance in the states in which they are organized and are licensed. For a discussion of the broad regulatory, administrative, and supervisory powers of the various departments of insurance, refer to the risk factor that discusses regulation in Item 1A. “Risk Factors.” of this Form 10-K.

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

NAIC Monitoring Tools
Among the various financial monitoring tools of the NAIC that are material to the regulators in states in which our Insurance Subsidiaries are organized are the following:

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below two times their "Authorized Control Level". Based on our 2013 statutory financial statements, which have been prepared in accordance with NAIC statutory accounting principles, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, which is modeled closely on the Sarbanes-Oxley Act of 2002, regulates: (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

•
Own Risk Solvency Assessment ("ORSA") Model Law. ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which is currently being considered for adoption by state insurance regulators, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements which could adversely impact our growth and return on equity.

Federal Regulation
Federal legislation and administrative policies also affect the insurance industry. Among the most notable are TRIPRA, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and various privacy laws that apply to us because we have personal non-public information, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act. Like all businesses, we also are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”).

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted in 2010. This law provides for, among other things, the following:

•	The establishment of the Federal Insurance Office (“FIO”);

•	Federal Reserve oversight of financial services firms designated as systemically significant; and

•	Corporate governance reforms for publicly traded companies.

Currently, the FIO continues to establish itself on national and international insurance issues and has recently released a report on the modernization of insurance regulation in the United States. Given the significance of the insurance sector in the U.S. economy, and the globally active nature of U.S. insurance firms, the report states that in some circumstances, policy goals of uniformity, efficiency, and consumer protection make continued federal involvement necessary to improve insurance regulation. However, the report concludes that insurance regulation in the United States is best viewed in terms of a hybrid model, where state and federal oversight play complementary roles and where the roles are defined in terms of the strengths and opportunities that each brings to improving solvency and market conduct regulation. For additional information on the potential impact of the Dodd-Frank Act, refer to the risk factor related to legislation within Item 1A. “Risk Factors.” of this Form 10-K.

Investment Segment
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenues and earnings. We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in investment income and/or our investment portfolio asset values could occur as a result of, among other things, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, volatile interest rates, a decrease in market liquidity, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions.

Our Investment segment invests the premiums collected by our Standard Insurance Operations and E&S Insurance Operations and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities, to generate investment income and to satisfy obligations to our insureds, our shareholders, and our debt holders, among others. At December 31, 2013, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed maturity securities	$4,108.4	90
Equity securities	192.8	4
Short-term investments	174.2	4
Other investments, including alternatives	107.9	2
Total	$4,583.3	100

Our investment strategy includes setting certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed maturity indices. Within the equity portfolio, the high dividend yield equities strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a predominantly “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

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
Gregory E. Murphy, 58 Chairman and Chief Executive Officer
·     Present position since September 2013
·     Chairman, President and Chief Executive Officer, Selective, 2000 – September 2013
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
·     Trustee, The Institutes, since 2001 - 2013
·     Graduate of Boston College (B.S. Accounting)
·     Harvard University (Advanced Management Program)
·     M.I.T. Sloan School of Management

John J. Marchioni, 44 President and Chief Operating Officer
·     Present position since September 2013
· Executive Vice President, Insurance Operations, Selective, 2010 – September 2013
·     Executive Vice President, Chief Underwriting and Field Operations Officer, Selective,
      2008 – 2010
·     Executive Vice President, Chief Field Operations Officer, Selective, 2007 – 2008
·     Senior Vice President, Director of Personal Lines, Selective, 2005 – 2007
·     Various insurance operation and government affairs positions, Selective, 1998 – 2005
·     Director, Consumer Agent Portal, LLC, since September 2011
·     Chartered Property Casualty Underwriter (CPCU)
·     Princeton University (B.A. History)
·     Harvard University (Advanced Management Program)

Dale A. Thatcher, 52 Executive Vice President and Chief Financial Officer
·     Present position since April 2010
·     Executive Vice President, Chief Financial Officer and Treasurer, Selective, 2003 – 2010
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
·     Member, National Investor Relations Institute
·     University of Cincinnati (B.B.A. Accounting; M.B.A. Finance)
·     Harvard University (Advanced Management Program)

Ronald J. Zaleski Sr., 59 Executive Vice President and Chief Actuary
·     Present position since February 2003
·     Senior Vice President and Chief Actuary, Selective, 2000 – 2003
·     Vice President and Chief Actuary, Selective, 1999 – 2000
·     Fellow of Casualty Actuarial Society
·     Member, American Academy of Actuaries
·     Loyola College (B.A. Mathematics)

Michael H. Lanza, 52 Executive Vice President, General Counsel, and Chief Compliance Officer
·     Present position since October 2007
·     Senior Vice President and General Counsel, Selective, 2004 – 2007
·     Member, Society of Corporate Secretaries and Corporate Governance Professionals
·     Member, National Investor Relations Institute
·     University of Connecticut (B.A.) (Honors Scholar in Political Science)
·     University of Connecticut School of Law (J.D.)

Gordon J. Gaudet, 58 Executive Vice President and Chief Information Officer
·     Present position since May 2013
·     Director and Co-Lead, Deloitte Consulting, Insurance Core System Transformation
      October 2004 – May 2013
·     Partner and CIO, The Actuarials Exchange, LLC, February 2003 – September 2004
·     University of Manitoba, Winnipeg, MB, Canada
·

Kimberly J. Burnett, 56 Executive Vice President and Chief Human Resources Officer
·     Present position since February 2012
·     Vice President, Human Resources Operations, Selective, 2006 – 2012
·     Various human resources and other operational positions, Selective, 1989-2006
·     Senior Professional in Human Resources (SPHR)
·     Member, Society for Human Resource Management
·     The Ohio State University (B.A.)
·     Fairleigh Dickinson University, Human Resources Professional Development Certificate

Information about our Board is in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on April 23, 2014, in “Information About Proposal 1, Election of Directors,” and is also incorporated by reference into Part III of this Form 10-K.

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
As an insurance provider, it is our business to take on risk of our insureds. Our long term strategy includes use of above average operational leverage, which can be measured as the NPW to our equity or policyholders surplus. We balance operational leverage risk with a number of risk management strategies to reduce our exposure that include, but are not limited to, the following:

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

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by Property Claim Services®. Most of the risks underwritten by our insurance operations are concentrated geographically in the Eastern and Midwestern regions of the United States, particularly in New Jersey, which represented approximately 23% of our total NPW during the year ended December 31, 2013. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case in 2010, 2011, and 2012.

Although catastrophes can cause losses in a variety of property and casualty insurance lines, most of our historic catastrophe-related claims have been from commercial property and homeowners coverages. In an effort to limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Reinsurance could prove inadequate if: (i) the various modeling software programs that we use to analyze the Insurance Subsidiaries’ risk result in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding the aggregate limits provided by the catastrophe treaty. Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potential significant losses from acts of terrorism.
As a Commercial Lines writer, we are required to participate in TRIPRA. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. A risk exists that certain future terrorist events would not be certified by the U.S. Secretary of Treasury and TRIPRA would not cover them and we would be required to pay in the event of a covered loss. For example, the 2013 Boston Marathon bombing was not a certified event. Under TRIPRA, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2013, 88% of our Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included NBCR events. In addition, terrorism coverage is mandatory for all primary workers compensation policies. The TRIPRA back-stop applies to these coverages when they are written.

Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Commercial Lines premiums. In 2014, our deductible is approximately $234 million. For losses above the deductible, the federal government will pay 85% of losses to an industry limit of $100 billion, and the insurer retains 15%. Although TRIPRA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

TRIPRA rescinded all previously approved coverage exclusions for terrorism. Many of the states in which we write commercial property insurance mandate that we cover fire following an act of terrorism regardless of whether the insured specifically purchased terrorism coverage. Likewise, terrorism coverage cannot be excluded from workers compensation policies in any state in which we write.

TRIPRA is scheduled to expire on December 31, 2014. Should TRIPRA not be renewed, we will no longer benefit from the TRIPRA back-stop. Policies issued after January 1, 2014 will have some portion of their coverage period extend beyond the currently scheduled TRIPRA expiration on December 31, 2014. Some states have approved terrorism exclusions for non-workers compensation Commercial Lines, which could be adopted by the Company. However, there are currently no approved terrorism exclusions for workers compensation policies that could be similarly invoked. Failure of Congress to renew TRIPRA could leave certain of our current risks for which state law requires coverage without any recourse to reinsurance in an act of terrorism.

Personal lines of business have never been covered under TRIPPA. Homeowners policies in certain states within our Standard Insurance Operations do not exclude biological and chemical causes of loss or terrorism.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a portion of our underwriting risk exposure to reinsurance companies. Through our reinsurance arrangements, a specified portion of our losses and loss expenses are assumed by the reinsurer in exchange for a specified portion of premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly. Most of our reinsurance contracts renew annually and may be impacted by the market conditions at the time of the renewal that are unrelated to our specific book of business or experience. Any decrease in the amount of our reinsurance will increase our risk of loss. Any increase in the cost of reinsurance that cannot be included in renewal price increases will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms. Either could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

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

•	Certain life insurance companies that are obligated to our insureds, as we have purchased annuities from them under structured settlement agreements.

•	Some of our independent retail and wholesale agents, who collect premiums from insureds and are required to remit the collected premium to us.

•	Some of our insureds, who are responsible for payment of deductibles and/or premiums directly to us.

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
The property and casualty insurance industry has experienced significant fluctuations in its historic results due to competition, occurrence or severity of catastrophic events, levels of capacity, general economic conditions, interest rates, and other factors. Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. In addition, pricing is influenced by the operating performance of insurers as increased pricing may be necessary to meet return on equity objectives. As a result, the insurance industry historically has been through cycles characterized by periods of intense price competition due to excessive underwriting capacity and periods when shortages of capacity and poor operating performance by insurers drives favorable premium levels. If competitors price business below technical levels, we might have to reduce our profit margin in order to retain our best business.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. With continuing high unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending, the demand for insurance products is adversely affected. In addition, we are impacted by the recent decrease in commercial and new home construction and home ownership because 34% of direct premiums written in our standard Commercial Lines business during 2013 were generated through insurance policies written to cover contractors. In addition, 36% of direct premiums written in our standard Commercial Lines business during 2013 were based on payroll/sales of our underlying insureds. An economic downturn in which our customers decline in revenue or employee count can adversely affect our audit and endorsement premium in Commercial Lines. Unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions also may impair the ability of our customers to pay premiums as they come due. Although economic conditions have consistently improved over the last two years, many fundamental concerns still exist, which may have a material effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Our financial strength ratings, as issued by the following Nationally Recognized Statistical Rating Organizations ("NRSROs"), are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	“A”	Stable
Standard & Poor's	“A-”	Stable
Moody’s Investor Services	“A2”	Negative
Fitch Ratings	“A+”	Negative

A significant rating downgrade, particularly from A.M. Best, is an event of default under our $30 million line of credit ("Line of Credit") and would affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating. The Line of Credit requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best	“bbb+”	Stable
Standard & Poor's	“BBB-”	Stable
Moody’s Investor Services	“Baa2”	Negative
Fitch Ratings	“BBB+”	Negative

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets.

Because of the difficulties experienced by many financial institutions during the credit crisis, including insurance companies, and the public criticism of NRSROs, we believe it is possible that the NRSROs may: (i) continue to heighten their level of scrutiny of financial institutions; (ii) increase the frequency and scope of their reviews; and (iii) adjust upward the capital and other requirements employed in their models for maintaining certain rating levels. We cannot predict possible actions NRSROs may take regarding our ratings that could adversely affect our business or the possible actions we may take in response to any such actions.

We have many competitors and potential competitors.
The insurance industry is highly competitive and the current economic environment has increased competition. We compete with regional, national, and direct-writer property and casualty insurance companies for customers, agents, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs or costs of capital. They also may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. We also face competition, primarily in Commercial Lines, from entities that self-insure their own risks. Because of its relatively low cost of entry, the internet has also emerged as a significant place of new competition, both from existing competitors and new competitors. It is also possible that reinsurers, who have significant knowledge of the primary property and casualty insurance business because they reinsure it, could enter the market to diversify their operations. New competition could also cause changes in the supply or demand for insurance and adversely affect our business.

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

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.7% of premiums written. The servicing fee is the combination of 0.9% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In the last several years, funding of the program has continued through short extensions as part of continuing resolutions to temporarily maintain current claims payments. At present, the program has been extended to September 30, 2017 through the Biggert-Waters Flood Insurance Reform Act of 2012 (the "Reform Act"). While the interpretation and the impact of some of the provisions in the Reform Act are uncertain at this time, the extension: (i) has a significant impact on the determination of flood policy premium; (ii) allows for installment premium payments; and (iii) increases minimum annual deductibles for properties that were built prior to the first Flood Insurance Rate Map that have not been substantially damaged or improved ("pre-FIRM" properties). As many flood policies have begun the movement towards actuarially sound rates, there has been significant backlash from consumers who are experiencing significant rate increases and difficulty in selling properties that require flood insurance. Because of these developments, there are a variety of proposed bills to either slow down or stop the current rate activity and propose alternative solutions. A provision was added to the Omnibus Budget Bill in January 2014 that was passed by Congress that would delay the premium increases due to map changes. We are unsure as to the impact of any changes to the provisions of the Reform Act, which could be either retroactive or prospective in nature.

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

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may be different from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states; however, NFIP is a federal program and there may be instances where requirements placed on WYO carriers by NFIP are not consistent with the regulations of a particular state. Consequently, we have the risk that our regulators' positions may conflict with NFIP’s position on the same issue. In early 2013, elected officials in some of the Northeastern states impacted by Hurricane Sandy discussed introducing, or have introduced, legislation attempting to set standards for NFIP claims practices. It is uncertain whether those proposals will become law or, if they do, whether they will withstand a federal pre-emption legal challenge.

The NFIP remains under pressure by policymakers due to the ongoing funding deficit of the program, implementation difficulties of the Biggert-Waters law regarding certain rate increases, and the general concern regarding the government's role in the program. The uncertainty behind the public policy debate and politics of flood insurance funding and reform make it difficult for us to predict the future of the NFIP and the continued financial viability of our participation in the program.

We are heavily regulated and changes in regulation may reduce our profitability, increase our capital requirements, and/or limit our growth.
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

•
Related to our ownership of the Insurance Subsidiaries, we are required to register as an insurance holding company system in each state where an insurance subsidiary is domiciled and report information concerning all of our operations that may materially affect the operations, management, or financial condition of the insurers. As an insurance holding company, the appropriate state regulatory authority may: (i) examine us or our Insurance Subsidiaries at any time; (ii) require disclosure or prior approval of material transactions of any of the Insurance Subsidiaries with its affiliates; and (iii) require prior approval or notice of certain transactions, such as payment of dividends or distributions to us.

Although Congress has largely delegated insurance regulation to the various states by virtue of the McCarran-Ferguson Act, we are also subject to federal legislation and administrative policies, such as disclosure under the securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act, TRIPRA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. As a result of issuing workers compensation policies, we also are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007.

The European Union has enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers, which is expected to be implemented in 2016.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  Although Solvency II does not govern domestic American insurers; its existence in an increasingly global economy pressures domestic regulators to consider similar measures.  The NAIC has recently adopted the ORSA Model Law, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which is currently being considered for adoption by state insurance regulators, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements which could adversely impact our growth and return on equity.

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

We believe we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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
In 2009, the Dodd-Frank Act was enacted to address the financial markets crises in 2008 and 2009 and the issues regarding the American International Group, Inc. scandal. The Dodd-Frank Act created the Federal Insurance Office as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues. The Dodd-Frank Act also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically significant. Selective is not considered one of these firms. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues requiring shareholder action. We anticipate that there will continue to be a number of legislative proposals discussed and introduced in Congress that could result in the federal government becoming directly involved in the regulation of insurance:

•
Repeal of the McCarran-Ferguson Act. While recent proposals for McCarran-Ferguson Act repeal have been directed primarily at health insurers, if enacted and applicable to property and casualty insurers, such repeal would significantly reduce our ability to compete and materially affect our results of operations because we rely on the anti-trust exemptions the law provides to obtain loss data from third party aggregators, such as ISO and NCCI, to predict future losses. Our inability to access data from ISO and NCCI would put us at a competitive disadvantage compared to larger insurers who have more sufficient loss experience data with their own insureds.

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

•
Healthcare reform. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business, including our insurance operations.  The Healthcare Act reduces the reimbursement to healthcare providers, which may result in healthcare providers charging more to insurers not covered under the Healthcare Act. This could increase our cost to provide workers compensation, automobile Personal Injury Protection ("PIP") and general liability coverages, among others.  In addition, we will be impacted as a business enterprise by potential tax issues and changes in employee benefits.  The Healthcare Act will be implemented over time and we continue to monitor and assess its impact.

•
Changes in rules for Department of Housing and Urban Development ("HUD"). In 2013, HUD finalized a new "Disparate Impact" regulation that may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. There are at least two lawsuits challenging the regulation, the outcome of which cannot be predicted at this time.

We expect the debate about the role of the federal government in regulating insurance to continue. The continued soft economy also has raised the possibility of future legislative and regulatory actions intended to help the economy, in addition to the enactment of Emergency Economic Stabilization Act of 2008, which could further impact our business.

We cannot predict whether any of these or any related proposals will be adopted, or what impact, if any, such proposals or the cost of compliance with such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

Class action litigation could affect our business practices and financial results.
Our industry has been the target of class action litigation, including the following areas:

•	After-market parts;

•
Urban homeowner insurance underwriting practices, including those related to architectural or structural features and attempts by federal regulators to expand the Federal Housing Administration's guidelines to determine unfair discrimination;

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
The Financial Accounting Standards Board (“FASB”) is working with the International Accounting Standards Board (“IASB”) on a joint project that could significantly impact today’s insurance accounting model. Potential changes include, but are not limited to: (i) redefining the revenue recognition process for insurance companies; and (ii) requiring loss reserve discounting. As indicated in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, our premiums are earned over the period that coverage is provided and we do not discount our loss and loss expense reserves. Final guidance from this joint project could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and abroad. Concerns over the availability and cost of credit, the U.S. mortgage market, a weak real estate market in the U.S., high unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, have contributed to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments. In addition, the low investment yield environment that is a result of a combination of Federal Reserve policy and the continuing economic conditions are expected to continue for some time.

We are exposed to interest rate and credit risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed maturity investments and declines in interest rates may result in an increase in the fair value of our existing fixed maturity investments. Our fixed income investment portfolio, which currently has a duration of 3.6 years excluding short term investments, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, partially offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, partially offset by lower rates of return on funds reinvested and new investments. Changes in interest rates also have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are also subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2013, our fixed maturity securities portfolio represented approximately 90% of our total invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of our fixed maturity securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could also cause the value of our fixed maturity securities portfolio and our net income to decrease. For example, rating agency downgrades of monoline insurance companies during 2009 contributed to a decline in the carrying value and market liquidity of our municipal bond investment portfolio. A reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, falling interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.6:1 ratio to our investment portfolio.

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
Over the past few years, the Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery. The Federal Reserve has recently signaled that it will gradually taper the magnitude of these purchases. However, economic uncertainty is still prevalent within the markets, and, economic conditions suggest the risk of higher than expected inflation in the long term. Increased pressure on the price of our fixed income and equity portfolios may occur if these economic stimulus actions are not as effective as originally intended. These results could materially and adversely affect our results of operations, financial condition, liquidity and the trading price of our common stock. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity.

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
Our other investments include investments in private limited partnerships that invest in various strategies, such as secondary private equity, private equity, energy, mezzanine debt, real estate, and distressed debt. We are subject to risks arising from the fact that the determination of the fair value of these types of investments is inherently subjective. The general partner of each of these partnerships generally reports the change in the fair value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, is subject to greater scrutiny and reconsideration from one reporting period to the next. These factors may result in significant changes in the fair value of these investments between reporting periods, which could lead to significant decreases in their fair value. Since we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. In addition, pursuant to the various limited partnership agreements of these partnerships, we are committed for the full life of each fund and cannot redeem our investment in the partnership. Liquidation is only triggered by certain clauses within the limited partnership agreements or at the funds’ stated end date, at which time we will receive our final allocation of capital and any earned appreciation of the underlying investments. We also are subject to potential future capital calls under the partnership agreements in the aggregate amount of approximately $57 million as of December 31, 2013.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed maturity, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2013. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2013, approximately 9% and 91% of these securities represented Level 1 and Level 2, respectively. However, prices provided by an independent pricing service and independent broker quotes can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that management has accurately assessed the level of impairments taken as reflected in our Financial Statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. For further information regarding our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Risks Related to Our Corporate Structure and Governance

We are a holding company and our ability to declare dividends to our shareholders, pay indebtedness, and enter into affiliate transactions may be limited because our Insurance Subsidiaries are regulated.
Restrictions on the ability of the Insurance Subsidiaries to pay dividends, make loans or advances to us, or enter into transactions with affiliates may materially affect our ability to pay dividends on our common stock or repay our indebtedness.

As of December 31, 2013, the Parent had stand-alone retained earnings of $1.2 billion. Of this amount, $1.1 billion is related to investments in our Insurance Subsidiaries and debt. The Insurance Subsidiaries have the ability to provide for $127 million in annual dividends to us; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

Provisions in our Amended and Restated Certificate of Incorporation also may discourage, delay, or prevent us from being acquired, including:

•
Supermajority shareholder voting requirements to approve certain business combinations with interested shareholders (as defined in the Amended and Restated Certificate of Incorporation) unless certain other conditions are satisfied;

•	Supermajority shareholder voting requirements to amend the foregoing provisions in our Amended and Restated Certificate of Incorporation; and

•	The ability of our Board of Directors to increase or decrease the number of Series A Preferred Stock.

In addition to the requirements in our Amended and Restated Certificate of Incorporation, the New Jersey Shareholders’ Protection Act also prohibits us from engaging in certain business combinations with interested stockholders (as defined in the statute), in certain instances for a five year period, and in other instances indefinitely, unless certain conditions are satisfied. These conditions may relate to, among other things, the interested stockholder’s acquisition of stock, the approval of the business combination by disinterested members of our Board of Directors and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. Such conditions are in addition to those requirements set forth in our Amended and Restated Certificate of Incorporation.

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
The nature of our business requires that we store and exchange electronically with appropriate parties and systems significant amounts of personally identifiable information that may be targeted in an attempted cybersecurity breach. In addition, our business is heavily reliant on various information technology and application systems that may be impacted by a malicious cyber-attack. These cyber incidents may cause lost revenues or increased expenses stemming from reputational damage and fines related to the breach of personally identifiable information, inability to use certain systems for a period of time, loss of financial assets, remediation and litigation costs, and increased cybersecurity protection costs. We have developed and continue to invest in a variety of controls to prevent, detect and appropriately react to such cyber-attacks, including periodically testing our systems' security and access controls. However, cybersecurity risks continue to become more complex and broad ranging and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, we purchase insurance coverage to specifically address cybersecurity risks. The coverage provides protection up to $20 million above a deductible of $250,000 for various cybersecurity risks, including privacy breach related incidents.

We depend on key personnel.
To a large extent, our businesses success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2013, our workforce had an average age of approximately 47 and approximately 25% of our workforce was retirement eligible under our retirement and benefit plans.

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
We rely on complex financial models, such as predictive modeling, a claims fraud model, third party catastrophe models, an enterprise risk management capital model, and modeling tools used by our investment managers, which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance, and portfolio risk. Flaws in these financial models, or faulty assumptions used by these financial models, could lead to increased losses. We believe that statistical models alone do not provide a reliable method of monitoring and controlling risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our Standard and E&S Insurance Operations segments are described in the “Field and Technology Strategies Supporting Independent Retail Agent Distribution” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2013		2012
	High	Low	High	Low
First quarter	$24.13	19.53	19.00	16.64
Second quarter	24.75	19.58	17.99	16.22
Third quarter	25.95	22.61	19.37	16.64
Fourth quarter	28.31	23.55	20.31	17.17

On February 14, 2014, the closing price of our common stock as reported on the NASDAQ Global Select Market was $22.37.

(b) Holders
As of February 14, 2014, there were approximately 2,136 holders of record of our common stock, including beneficial holders whose securities were held in the name of the registered clearing agency or its nominee.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2013	2012
First quarter	$0.13	0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.13	0.13

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2013:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	903,439	[1]	$19.75	6,414,613 [2]

1 Weighted average remaining contractual life of options is 3.92 years.
2Includes 870,930 shares available for issuance under the Employee Stock Purchase Plan; 2,098,020 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,445,663 shares available for issuance under the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (“Stock Plan”). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph

The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2008 and ending December 31, 2013, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2013	$3,997	$22.48	—	—
November 1 – 30, 2013	11,580	26.25	—	—
December 1 – 31, 2013	714	27.20	—	—
Total	$16,291	$25.37	—	—

1During the fourth quarter of 2013, 4,071 shares were purchased from employees in connection with the vesting of restricted stock units and 12,220 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2013		2012	2011	2010	2009
Net premiums written	$1,810,159		1,666,883	1,485,349	1,390,541	1,422,665
Net premiums earned	1,736,072		1,584,119	1,439,313	1,416,598	1,431,047
Net investment income earned	134,643		131,877	147,443	145,708	118,471
Net realized gains (losses)	20,732		8,988	2,240	(7,083)	(45,970)
Total revenues	1,903,741		1,734,102	1,597,475	1,564,621	1,514,018
Catastrophe losses	47,415		98,608	118,769	56,465	8,519
Underwriting profit (loss)	38,766		(64,007)	(103,584)	(19,974)	2,111
Net income from continuing operations[2]	107,415		37,963	22,683	70,746	44,480
Total discontinued operations, net of tax[2]	(997)		—	(650)	(3,780)	(8,260)
Net income	106,418		37,963	22,033	66,966	36,220
Comprehensive income	77,229		49,709	57,303	86,450	126,806
Total assets	6,270,170		6,794,216	5,685,469	5,178,704	5,060,333
Notes payable and debentures	392,414		307,387	307,360	262,333	274,606
Stockholders’ equity	1,153,928		1,090,592	1,058,328	1,018,041	947,881
Statutory premiums to surplus ratio	1.4		1.6	1.4	1.3	1.5
Statutory combined ratio	97.5%		103.5	106.7	101.6	100.5
Impact of catastrophe losses on statutory combined ratio[3]	2.7	pts	6.2	8.3	4.0	0.6
GAAP combined ratio	97.8%		104.0	107.2	101.4	99.9
Yield on investments, before tax	3.0		3.1	3.7	3.8	3.2
Debt to capitalization	25.4		22.0	22.5	20.5	22.5
Return on average equity	9.5		3.5	2.1	6.8	4.1

Non-GAAP measures[4]:
Operating income	$93,939		32,121	21,227	75,350	74,361
Operating return on average equity	8.4%		3.0	2.0	7.7	8.3

Per share data:
Net income from continuing operations[2]:
Basic	$1.93		0.69	0.42	1.33	0.84
Diluted	1.89		0.68	0.41	1.30	0.83

Net income:
Basic	$1.91		0.69	0.41	1.26	0.69
Diluted	1.87		0.68	0.40	1.23	0.68

Dividends to stockholders	$0.52		0.52	0.52	0.52	0.52

Stockholders’ equity	20.63		19.77	19.45	18.97	17.80

Price range of common stock:
High	28.31		20.31	18.97	18.94	23.28
Low	19.53		16.22	12.10	14.13	10.06
Close	27.06		19.27	17.73	18.15	16.45

Number of weighted average shares:
Basic	55,638		54,880	54,095	53,359	52,630
Diluted	56,810		55,933	55,221	54,504	53,397
1 Data for 2009 through 2011 has been restated to reflect the implementation of ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was adopted on January 1, 2012.
2 In 2009, we sold our Selective HR Solutions operations. See Note 7. "Fair Value Measurements" and Note 12. "Discontinued Operations" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information.
3 The impact of catastrophe losses on the 2012 statutory combined ratio including flood claims handling fees related to Hurricane Sandy was 5.8 points.
4Operating income and operating return on average equity are non-GAAP measures. See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a reconciliation of operating income to net income.

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

Introduction

We classify our business into three operating segments:

•	Standard Insurance Operations - comprised of both commercial lines ("Commercial Lines") and personal lines ("Personal Lines") insurance products and services that are sold in the standard marketplace;

•	Excess and Surplus ("E&S") Insurance Operations - comprised of Commercial Lines insurance products and services sold to insureds who have not obtained coverage in the standard market; and

•
Investments - invests the premiums collected by our Standard and E&S Insurance Operations, and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Insurance Operations products and services are sold through nine subsidiaries that write Commercial Lines and Personal Lines business, some of which write flood business through the National Flood Insurance Program's ("NFIP") Write Your Own ("WYO") program. Two of these subsidiaries, Selective Casualty Insurance Company ("SCIC") and Selective Fire and Casualty Insurance Company ("SFCIC"), were created in 2012. These subsidiaries began writing direct premium in 2013 and have been included in our reinsurance pooling agreement as of July 1, 2012.
Our E&S Insurance Operations products and services are sold through a subsidiary that was acquired in December 2011. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides a nationally-authorized non-admitted platform to write commercial and personal E&S lines business.
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries".
The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2013, 2012, and 2011;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for losses and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary-impairment ("OTTI"); and (iv) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2013, we had accrued $3.3 billion of gross loss and loss expense reserves compared to $4.1 billion at December 31, 2012, the decrease of which is largely attributable to the loss and loss expense reserves associated with Hurricane Sandy that were 100% reinsured by the Federal government under the NFIP. The gross loss and loss expense reserves under this program were $51.2 million as of December 31, 2013 compared to $909.9 million as of December 31, 2012.

The following tables provide case and incurred but not reported ("IBNR") reserves for losses and loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2013 and 2012:

As of December 31, 2013
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
Commercial automobile	$136,543	225,387	361,930	18,847	343,083
Workers compensation	532,087	637,738	1,169,825	197,934	971,891
General liability	227,307	965,095	1,192,402	137,854	1,054,548
Commercial property	43,831	6,143	49,974	9,702	40,272
Businessowners’ policies	32,225	57,636	89,861	7,915	81,946
Bonds	4,885	5,054	9,939	911	9,028
Other	2,095	1,061	3,156	2,064	1,092
Total standard Commercial Lines	978,973	1,898,114	2,877,087	375,227	2,501,860

Personal automobile	106,377	89,596	195,973	62,663	133,310
Homeowners	26,201	27,520	53,721	7,254	46,467
Other	39,155	23,561	62,716	52,157	10,559
Total standard Personal Lines	171,733	140,677	312,410	122,074	190,336

E&S Insurance Operations	25,575	134,698	160,273	43,538	116,735

Total	$1,176,281	2,173,489	3,349,770	540,839	2,808,931

December 31, 2012
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
Commercial automobile	$127,270	221,452	348,722	15,474	333,248
Workers compensation	494,467	586,141	1,080,608	158,035	922,573
General liability	214,216	902,087	1,116,303	116,791	999,512
Commercial property	71,903	12,925	84,828	35,639	49,189
Businessowners’ policies	44,620	66,783	111,403	20,410	90,993
Bonds	2,441	6,915	9,356	425	8,931
Other	1,265	1,071	2,336	1,200	1,136
Total standard Commercial Lines	956,182	1,797,374	2,753,556	347,974	2,405,582

Personal automobile	107,670	92,759	200,429	67,615	132,814
Homeowners	37,652	35,495	73,147	28,950	44,197
Other	865,469	56,037	921,506	911,928	9,578
Total standard Personal Lines	1,010,791	184,291	1,195,082	1,008,493	186,589

E&S Insurance Operations	18,738	101,565	120,303	53,288	67,015

Total	$1,985,711	2,083,230	4,068,941	1,409,755	2,659,186

How reserves are established
When a claim is reported to an Insurance Subsidiary, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The estimate reflects the informed judgment of such personnel based on their knowledge, experience, and general insurance reserving practices. Until the claim is resolved, these estimates are revised as deemed appropriate by the responsible claims personnel based on subsequent developments and periodic reviews of the case.

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

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, large loss activity, asbestos and environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based on the consideration of the range of possible IBNR reserves, recent loss and loss expense trends, uncertainty associated with actuarial assumptions and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,574 million to $2,966 million at December 31, 2013, which compares to $2,456 million to $2,805 million at December 31, 2012. These ranges reflect low and high reasonable reserve estimates which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these ranges reflect likely scenarios, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

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

Standard Market General Liability Line of Business
At December 31, 2013, our general liability line of business had recorded reserves, net of reinsurance, of $1.1 billion, which represented 38% of our total net reserves. In calendar year 2013, this line experienced favorable development of $20.0 million, which was driven by lower severities in the 2010 and prior accident years. This favorable development was partially offset by unfavorable development in accident years 2011 and 2012, which showed higher average severities in the premises and operations coverage. During the 2012 calendar year, this line of business showed modestly unfavorable development due to increased severities in the 2010 and 2011 accident years. During the 2011 calendar year, this line of business experienced overall favorable reserve development that was largely attributable to accident years 2006 through 2009, which showed generally lower frequencies. The broad nature of this line of business, and the longer average time for the claims settlement process, makes it more susceptible to changes in litigation and the tort environment. This line of business also includes excess policies that provide additional limits above underlying automobile and general liability coverages, which is subject to catastrophic losses, and therefore influenced by the factors noted above to a greater degree.

Standard Market Workers Compensation Line of Business
At December 31, 2013, our workers compensation line of business recorded reserves, net of reinsurance, of $972 million or 35% of our total net reserves. During the past three years, this line has experienced unfavorable reserve development. The 2013 unfavorable development was $23.5 million driven by accident years 2008 and prior. This development reflects increases in the ultimate severities for medical costs, driven largely by case reserve adjustments to long-term care claims, and our review of medical cost development over many years. We continue our efforts to mitigate these impacts through various medical cost containment initiatives.

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

In addition, changes in the economy could impact reserves in other ways. For example, in 2012, audit and endorsement activity resulted in additional premium of $14.3 million, and in 2013, audit and endorsement activity resulted in additional premium of $7.4 million. Since premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. While audit and endorsement premiums are modeled within our annual budgeting process, they remain uncertain and therefore provide additional variability to the resulting loss and loss expense ratio estimates.

Standard Market Commercial Automobile Line of Business
At December 31, 2013, our commercial automobile line of business had recorded reserves, net of reinsurance, of $343 million, which represented 12% of our total net reserves. During the past three years this line experienced favorable reserve development. In 2013 the favorable development was $4.5 million, driven by accident years 2006 through 2010, which represents a continued trend of better than expected reported emergence in these years. This favorable development was partially offset by unfavorable development in the 2012 accident year, due to increased severity.

 Standard Market Personal Automobile Line of Business
At December 31, 2013, our personal automobile line of business had recorded reserves, net of reinsurance, of $133 million, which represented 5% of our total net reserves. In calendar year 2013, this line experienced favorable development of $3.0 million, which was driven by accident years 2010 and 2011 in states other than New Jersey. Over the past several years, the New Jersey personal automobile marketplace has continued to be extremely competitive, while at the same time we have been growing our market share in our other personal lines footprint states, the result of which has been a gradually changing overall mix of business. We review the reserves for states other than New Jersey on a combined basis so that there is a sufficient volume of data to ensure statistical credibility. However, the state mix of business changes over time may increase the uncertainty surrounding our personal automobile reserves.

E&S Lines
At December 31, 2013, our E&S line of business had recorded reserves, net of reinsurance, of $117 million, which represented 4% of our total net reserves. In calendar year 2013 this line experienced favorable development of $2.0 million. Since we have limited historical loss experience in these lines of business, our reserve estimates are based largely on development patterns of companies that have similar operations. Therefore, these estimates are subject to somewhat greater uncertainty than the comparable traditional lines of business.

Other Lines of Business
At December 31, 2013, no other individual line of business had recorded reserves of more than $82 million, net of reinsurance. We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
In addition to the line of business specific issues mentioned above, these lines of business have been impacted by a number of initiatives undertaken by our claims department that have resulted in volatility in the average level of case reserves. Some of these initiatives have also impacted changes in claims settlement rates. These changes impact the data upon which the ultimate loss and loss expense projections are made. While these changes in case reserve levels and settlement rates increase the uncertainty in the short run, we expect the longer-term benefit will be a more refined management of the claims process.

Some of the specific actions implemented are as follows:

•	Increased focus on reducing workers compensation medical costs through more favorable Preferred Provider Organizations ("PPO") contracts and greater PPO penetration.

•
The introduction of a Complex Claims Unit to which all significant and complex liability claims are assigned. This unit has been staffed with personnel that have significant experience in handling and settling these types of claims.

•
Increased activity in the areas of fraud investigation and salvage/subrogation recoveries. These efforts have been supported by the introduction of predictive models that allow us to better focus our efforts.

•	The establishment of a workers compensation strategic case management unit, which specializes in the investigation and medical management of lost-time claims with high exposure and/or escalation risk.

Our internal reserve analyses incorporate actuarial projection methods which make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own assumptions and judgments associated with them, so as with any projection method, they are not definitive in and of themselves. Furthermore, given that the expected benefits from our claims initiatives take time to fully manifest, we do not take full credit for the anticipated benefit in establishing our loss and loss expense reserves. Therefore, these initiatives may prove more or less beneficial than currently reflected, which will affect development in future years. Our various projection methods provide an indication of these potential future impacts. These impacts would be greatest within our larger reserve lines of workers compensation, general liability, and commercial automobile liability, within the more recent accident years.

Economic Inflationary Impacts
Although inflationary volatility is expected to be low in the near term, current United States monetary policy and global economic conditions bring additional uncertainty in the long-term given the length of time required for claim settlement in these lines of business. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

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

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below are sensitivity tests which highlight potential impacts to loss and loss expense reserves under different scenarios, for the major casualty lines of business. It is important to note that these tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years, and therefore, does not constitute an actuarial range. While the figures represent possible impacts from variations in key assumptions as identified by management, there is no assurance that the future emergence of our loss and loss expense experience will be consistent with either our current or alternative sets of assumptions.

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

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmentally based, they reflect the relative contribution of the specific line of business to the overall reserve range.

Reserve Impacts of Changes to Prior Years Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	Decrease to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(75)	$75
Workers compensation	10%	(60)	60
Commercial automobile liability	10%	(30)	30
Personal automobile liability	10%	(10)	10
E&S lines	10%	(10)	10

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase	Decrease to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	7%	$(28)	$28
Workers compensation	10%	(26)	26
Commercial automobile liability	7%	(17)	17
Personal automobile liability	7%	(7)	7
E&S lines	10%	(9)	9

Note that there is some overlap between the impacts in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. Nevertheless, these tables provide perspective into the sensitivity of each of these key assumptions.

Asbestos and Environmental Reserves
Included in our losses and loss expense reserves are amounts for asbestos and environmental claims. The total carried net losses and loss expense reserves for these claims were $25.2 million as of December 31, 2013 and $27.8 million as of December 31, 2012. Our asbestos and environmental claims have arisen primarily from insured exposures in municipal government, small commercial risks, and homeowners policies. The emergence of these claims is slow and highly unpredictable. For example, within our standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA also has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for eight insureds related to four sites on the NPL.

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential asbestos and environmental losses. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors, such as retirement age, mortality, turnover, and rate of compensation increases.

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate for the Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan" or the "Plan") to 5.16% for 2013, from 4.42% for 2012, reflecting higher market interest rates. We also increased our discount rate for the life insurance benefit provided to eligible SICA employees (referred to as the "Retirement Life Plan") to 4.85% for 2013 from 4.42% for 2012.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets was lowered 48 basis points to 6.92% in 2013 as compared to 7.40% in 2012, reflecting the lower interest rate environment, coupled with our liability driven investment strategy, that is anticipated in the near term despite our 2013 total return of 8.75% .

At December 31, 2013, our pension and post-retirement benefit plan obligation was $262.6 million compared to $309.1 million at December 31, 2012. In addition to the assumption changes noted above, our benefit obligation was also impacted by our decision to curtail the accrual of additional benefits for all eligible employees participating in the Retirement Income Plan after March 31, 2016. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 15. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other-Than-Temporary Investment Impairments
When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of an available-for-sale ("AFS") security is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income ("AOCI"). Temporary declines in the value of a held-to-maturity ("HTM") security are not recognized in the Financial Statements. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed maturity investments. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

To determine if an impairment is other than temporary, we compare the present value of cash flows expected to be collected with the amortized cost of fixed maturity securities meeting certain criteria. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments may include, but are not limited to, discounted cash flow analyses ("DCFs").

For structured securities, including CMBS, RMBS, ABS, and CDOs, we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

In making our assessment, we perform a DCF to determine the present value of future cash flows to be generated by the underlying collateral of the security. Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered as a “non-credit impairment.” As mentioned above, credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to Other Comprehensive Income ("OCI") as a component of unrealized losses.

Discounted Cash Flow Assumptions
The discount rate we use in a DCF is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition. For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

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

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $5.1 million at December 31, 2013 and $4.8 million at December 31, 2012. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2013, 2012, and 2011[1]
			2013 vs.			2012 vs.
($ in thousands, except per share amounts)	2013	2012	2012		2011	2011
GAAP measures:
Revenues	$1,903,741	$1,734,102	10%		1,597,475	9%
Pre-tax net investment income	134,643	131,877	2		147,443	(11)
Pre-tax net income	142,267	37,635	278		10,400	262
Net income	106,418	37,963	180		22,033	72
Diluted net income per share	1.87	0.68	175		0.40	70
Diluted weighted-average outstanding shares	56,810	55,933	2		55,221	1
GAAP combined ratio	97.8%	104.0	(6.2)	pts	107.2	(3.2)	pts
Statutory combined ratio	97.5%	103.5	(6.0)		106.7	(3.2)
Return on average equity ("ROE")	9.5%	3.5	6.0		2.1	1.4
Non-GAAP measures:
Operating income	$93,939	$32,121	192%		21,227	51%
Diluted operating income per share	1.65	0.58	184		0.38	53
Operating ROE	8.4%	3.0	5.4	pts	2.0	1.0	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2013	2012	2011
Operating income	$93,939	32,121	21,227
Net realized gains, net of tax	13,476	5,842	1,456
Loss on discontinued operations, net of tax	(997)	—	(650)
Net income	$106,418	37,963	22,033

Diluted operating income per share	$1.65	0.58	0.38
Diluted net realized gains per share	0.24	0.10	0.03
Diluted net loss on discontinued operations per share	(0.02)	—	(0.01)
Diluted net income per share	$1.87	0.68	0.40

We are currently targeting a return on average equity that is three points higher than our cost of capital, or 12%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Improvement in our operating return on average equity between 2013 and 2012 reflects underwriting profitability of $38.8 million in 2013 compared to an underwriting loss of $64.0 million in 2012. The 161% improvement between years is driven primarily by: (i) higher underwriting profitability in our Standard Insurance Operations of $87 million as a result of significantly lower catastrophe losses and renewal pure price increases that exceeded loss costs trends; and (ii) improvement in our E&S Insurance Operations of $15.8 million. E&S operations were primarily affected by: (i) earned premiums that now reflect the full operations of this business following its acquisition in 2011; (ii) renewal pure price increases; and (iii) a decrease in initial start up expenditures.

Operating ROE in both 2012 and 2011 reflect reduced levels of pre-tax operating income due to significant catastrophe losses in each of those years.

Our operating ROE contribution by component is as follows:

Operating Return on Average Equity	2013	2012	2011
Standard Insurance Operations	2.5%	(2.7)%	(6.0)%
E&S Insurance Operations	(0.2)%	(1.2)%	(0.5)%
Investments	9.0%	9.3%	10.7%
Other	(2.9)%	(2.4)%	(2.2)%
Total	8.4%	3.0%	2.0%

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

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries underwriting results:

All Lines			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
GAAP Insurance Operations Results:
Net Premiums Written ("NPW")	1,810,159	1,666,883	9%		1,485,349	12%
Net Premiums Earned ("NPE")	1,736,072	1,584,119	10		1,439,313	10
Less:
Losses and loss expenses incurred	1,121,738	1,120,990	—		1,074,987	4
Net underwriting expenses incurred	571,294	523,688	9		462,626	13
Dividends to policyholders	4,274	3,448	24		5,284	(35)
Underwriting income (loss)	38,766	(64,007)	161%		(103,584)	38%
GAAP Ratios:
Loss and loss expense ratio	64.6%	70.8	(6.2)	pts	74.7	(3.9)	pts
Underwriting expense ratio	33.0	33.0	—		32.1	0.9
Dividends to policyholders ratio	0.2	0.2	—		0.4	(0.2)
Combined ratio	97.8	104.0	(6.2)		107.2	(3.2)
Statutory Ratios:
Loss and loss expense ratio	64.5	70.7	(6.2)		74.6	(3.9)
Underwriting expense ratio	32.8	32.6	0.2		31.7	0.9
Dividends to policyholders ratio	0.2	0.2	—		0.4	(0.2)
Combined ratio	97.5%	103.5	(6.0)	pts	106.7	(3.2)	pts

The growth in NPW and NPE for our Insurance Subsidiaries in 2013 and 2012 reflects the following in our Standard Insurance Operations: (i) renewal pure price increases; (ii) strong retention; and (iii) new business. In addition, incremental premiums were generated over these years from our E&S business, which was acquired in 2011.

The combined ratios improved when comparing all three years. The main driver of this improvement is the impact of catastrophe losses on our results. In 2011 and 2012, these losses were the highest that they have been in our history. Historical catastrophe losses in the 10 years prior to 2011 include a high of 4.0 points, a low of 0.3 points, and a median of 1.5 points. See the tables below for quantitative data regarding catastrophe losses over the past three years. In addition, the combined ratio improvement was driven by renewal pure price increases that are exceeding loss trends in our Standard Insurance Operations and the following in our E&S Insurance Operations: (i) earned premiums that now reflect the full operations of this business; (ii) underwriting improvements, including renewal pure price increases; and (iii) a decrease in initial start-up expenditures and acquisition costs.

Quantitative Data Regarding Catastrophe Losses	2013	2012 [1]	2011
Combined ratio, as reported	97.8%	104.0	107.2
Catastrophe loss points	2.7	6.2	8.3
Combined ratio, excluding catastrophe losses	95.1%	97.8	98.9
1 The impact of catastrophe losses on the 2012 statutory combined ratio including flood claims handling fees related to Hurricane Sandy was 5.8 points.

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

Outlook
A.M. Best noted in their year-end review that a relatively subdued year for catastrophes helped clear a path for the industry to achieve an underwriting profit for the first time in four years. Underwriting results reached their best level since 2007, with the industry producing an expected combined ratio of 97.6% for the year. Profitability for 2013 was further bolstered by considerable investment gains achieved in strengthened U.S. equity markets. It should also be noted that the drop in catastrophe losses reduced the industry's 2013 expected combined ratio by 4.3 points. A significant factor that contributed to this improvement was that, unlike the costly presence of Hurricane Sandy in 2012, not a single major storm made landfall in the United States last year. A.M. Best is estimating a more normal level of catastrophe losses in 2014. The report also cited: "In looking ahead to 2014, A.M. Best expects premiums to continue growing through price increases, but the pace of these rate changes are expected to slow and temper growth in premium. Although core accident-year underwriting results should improve slightly on the rate level achieved in recent years, less favorable development of prior years’ loss reserves is anticipated. In addition, the industry will continue to be challenged by the relatively low investment yields that are expected to persist through 2014, and the slow recovery from the recession of 2007 through 2009."

In line with A.M. Best's expectation of a 97.6% industry combined ratio for 2013, we achieved a statutory combined ratio of 97.5%. However, as catastrophe losses are inherently unpredictable, we believe it is best to examine progress towards targeted combined ratio goals that exclude these losses. Our 2013 combined ratio excluding catastrophes was 94.8%. In 2012, we established a three-year targeted statutory combined ratio excluding catastrophes of 92%, which we expect to meet in 2014. This expectation excludes our assumption for catastrophe losses of approximately 4 points and any prior year development, favorable or unfavorable. This expectation is based, in part, on a three-year rate plan laid out in early 2012 to achieve overall annual renewal pure price increases of 5% to 8%. We have achieved overall renewal pure price increases of 6.3% in 2012 and 7.6% in 2013 and we expect to achieve overall renewal pure price increases between 6% to 7% in 2014. Our 2014 renewal pure price expectation for Commercial Lines is 6% to 7%, down from the 7.6% that we achieved in 2013. In addition, we expect to achieve renewal pure price of 6.25% for Personal Lines and 8.5% for E&S Lines in 2014. We expect our E&S Insurance Operations segment to produce consistent profitability in line with our standard Commercial Lines business and we anticipate after-tax investment income of approximately $100 million and weighted-average shares at year-end 2014 of approximately 57.4 million.

A key component of meeting our combined ratio target is our ability to generate Commercial Lines renewal pure price increases between 6% to 7%. Although A.M. Best is continuing to maintain its negative outlook for the commercial lines market reflecting "the uncertainty around loss-reserve development and continued low profit margins driven by low investment yields", it does anticipate modestly profitable 2014 results driven by continued but moderating rate increases, improving macroeconomic conditions and normal catastrophe losses. A.M. Best also believes that "further improvements in 2014 also are likely to be garnered from another year of business migrating into the excess and surplus lines sector, which is more restrictive in coverage and priced much higher than standard market rates." For personal lines, A.M. Best maintains a stable outlook in the coming year reflecting ongoing stability of the auto line and successful carriers continuing to enhance the granularity of their home pricing models. Standard & Poor's, while maintaining a stable outlook on the property and casualty industry, believes that "rate increases will lose steam and fail to outpace loss cost trends" in 2014. Our commercial lines renewal pure price increase was 6.3% for January 2014.

Although interest rates on the 10-year U.S. Treasury rose by 127 basis points in 2013, they are still low by historical standards. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the interest rate environment presents a significant challenge in generating after-tax return on our investment portfolio as fixed income securities mature and money is re-invested at lower rates. Because maturing and called bonds generally carry a higher book yield than is available in the current market, we expect the yield on the overall investment portfolio to continue to decline, albeit at a less significant pace than we have been experiencing.

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

			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
GAAP Insurance Operations Results:
NPW	$1,678,497	1,553,586	8%		1,461,216	6%
NPE	1,610,951	1,504,890	7		1,435,399	5
Less:
Loss and loss expense incurred	1,037,711	1,057,787	(2)		1,071,815	(1)
Net underwriting expenses incurred	526,465	488,104	8		455,223	7
Dividends to policyholders	4,274	3,448	24		5,284	(35)
Underwriting gain (loss)	$42,501	(44,449)	196%		(96,923)	54%
GAAP Ratios:
Loss and loss expense ratio	64.4%	70.3	(5.9)	pts	74.7	(4.4)	pts
Underwriting expense ratio	32.7	32.5	0.2		31.7	0.8
Dividends to policyholders ratio	0.3	0.2	0.1		0.4	(0.2)
Combined ratio	97.4	103.0	(5.6)		106.8	(3.8)
Statutory Ratios:
Loss and loss expense ratio[1]	64.3	70.3	(6.0)		74.6	(4.3)
Underwriting expense ratio[1]	32.5	32.0	0.5		31.4	0.6
Dividends to policyholders ratio	0.3	0.2	0.1		0.4	(0.2)
Combined ratio[1]	97.1%	102.5	(5.4)	pts	106.4	(3.9)	pts
12013 includes 0.1 points in the loss and loss expense ratio, 0.3 points in the underwriting expense ratio, and 0.4 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW and NPE from 2011 through 2013 are primarily the result of the following:

($ in millions)	2013	2012	2011
Retention	83%	84%	83%
Standard Commercial Lines renewal pure price increase	7.6	6.2	2.8
Standard Personal Lines renewal pure price increase	7.8	6.7	6.3
Direct new business premiums	$317.0	285.9	262.3
Catastrophe reinstatement premiums	—	(8.5)	(0.6)

The GAAP loss and loss expense ratio improved in each of the three years depicted in the table above. These fluctuations are driven by the volatile nature of property losses as illustrated in the tables below. In addition, the improvement in the ratios reflect the earning of Standard Insurance Operations renewal pure price increases that averaged 7.6% in 2013, which exceeds our projected loss trend of approximately 3%.

Catastrophe Property Losses
($ in millions)
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Year-Over-Year Change
2013	$42.8	2.7	pts	(3.7)
2012	96.9	6.4		(1.9)
2011	118.8	8.3		N/A

Non-Catastrophe Property Losses
($ in millions)
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Year-Over-Year Change
2013	$214.7	13.3	pts	(1.1)
2012	217.3	14.4		(1.4)
2011	226.1	15.8		N/A

Prior year development also impacted the GAAP loss and loss expense ratio as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development
($ in millions)	2013		2012		2011
General liability	$20.0		(2.5)		11.5
Commercial automobile	5.0		7.5		13.0
Workers compensation	(23.5)		(2.5)		(6.5)
Businessowners' policies	9.5		8.0		10.5
Homeowners	4.0		6.0		3.5
Personal automobile	2.0		0.5		(3.0)
Other	—		1.0		0.5
Total favorable prior year casualty reserve development	$17.0		18.0		29.5

Favorable impact on loss ratio	1.0	pts	1.2	pts	2.1	pts

Review of Underwriting Results by Lines of Business

Standard Commercial Lines
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
GAAP Insurance Operations Results:
NPW	$1,380,740	1,263,738	9%		1,188,004	6%
NPE	1,316,619	1,225,335	7		1,170,947	5
Less:
Loss and loss expense incurred	831,261	853,143	(3)		832,360	2
Net underwriting expenses incurred	447,228	409,679	9		383,255	7
Dividends to policyholders	4,274	3,448	24		5,284	(35)
Underwriting gain (loss)	$33,856	(40,935)	183%		(49,952)	18%
GAAP Ratios:
Loss and loss expense ratio	63.1%	69.6	(6.5)	pts	71.1	(1.5)	pts
Underwriting expense ratio	34.0	33.4	0.6		32.7	0.7
Dividends to policyholders ratio	0.3	0.3	—		0.5	(0.2)
Combined ratio	97.4	103.3	(5.9)		104.3	(1.0)
Statutory Ratios:
Loss and loss expense ratio[1]	63.1	69.6	(6.5)		71.0	(1.4)
Underwriting expense ratio[1]	33.7	33.1	0.6		32.4	0.7
Dividends to policyholders ratio	0.3	0.3	—		0.5	(0.2)
Combined ratio[1]	97.1%	103.0	(5.9)	pts	103.9	(0.9)	pts
1 2013 includes 0.1 points in the loss and loss expense ratio, 0.3 points in the underwriting expense ratio, and 0.4 points in the combined ratio related to the Retirement Income Plan amendments recorded in the first quarter of 2013 that curtail the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW and NPE from 2011 through 2013 is primarily the result of the following:

	For the Year Ended December 31,
($ in millions)	2013	2012	2011
Retention	82%	82%	80%
Renewal pure price increases	7.6	6.2	2.8
Direct new business	$277.5	236.1	212.1
Catastrophe reinstatement premiums	—	(4.6)	(0.3)

The GAAP loss and loss expense ratio improved by 6.5 points in 2013 compared to 2012, and 1.5 points in 2012 compared to 2011. Both fluctuations were impacted by catastrophe losses, which are outlined in the table below. The ratios also reflect the earning of standard Commercial Lines renewal pure price increases that averaged 7.6% in 2013, which exceeds our projected loss trend of approximately 3%. In addition, the improvement in 2013 was impacted by non-catastrophe property losses, which were 1.6 points lower than 2012.

Catastrophe Property Losses
($ in millions)
For the Year Ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Year-Over-Year Change
2013	$23.0	1.7	pts	(2.9)
2012	56.4	4.6		(1.8)
2011	75.2	6.4		N/A

Prior year development also impacted the GAAP loss and loss expense ratio as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development
($ in millions)	2013		2012		2011
General liability	$20.0		(2.5)		11.5
Commercial automobile	5.0		7.5		13.0
Workers compensation	(23.5)		(2.5)		(6.5)
Businessowners' policies	9.5		8.0		10.5
Other	—		1.0		0.5
Total favorable prior year casualty reserve development	$11.0		11.5		29.0

Favorable impact on loss ratio	0.8	pts	0.9	pts	2.5	pts

The increase in the GAAP underwriting expense ratio of 0.6 points in 2013 compared to 2012 was primarily driven by higher profit based compensation as follows: (i) supplemental commissions to agents of 0.3 points; and (ii) annual incentive compensation to employees of 0.4 points.

The following is a discussion of our most significant standard Commercial Lines of business:

General Liability
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
Statutory NPW	$426,244	387,888	10%		351,561	10%
Direct new business	78,294	66,826	17		59,135	13
Retention	81%	81	—	pts	79	2	pts
Renewal pure price increases	8.9%	6.9	2.0		3.7	3.2
Statutory NPE	405,322	373,381	9%		344,682	8%
Statutory combined ratio	96.2%	102.7	(6.5)	pts	100.7	2.0	pts
% of total statutory standard commercial NPW	31%	31			30
The growth in NPW and NPE for our general liability business in 2013 and 2012 reflect: (i) renewal pure price increases; (ii) stronger retention; and (iii) higher new business.

The fluctuations in the statutory combined ratios were in part, due to changes in prior year development. Prior year development can be volatile year to year and, therefore, requires a longer period of time before true trends are fully recognized. The impact of the prior year development was as follows:

•
2013: favorable prior year development of 4.9 points driven by lower severities in 2010 and prior accident years, partially offset by unfavorable development in accident years 2011 and 2012, which showed higher average severities in premises and operations coverage.

•
2012: unfavorable by 0.8 points, driven by increased severities in the 2010 and 2011 accident years. This unfavorable development was largely offset by continued favorable development in the premises and products coverages in accident years 2007 and 2009, which showed lower frequencies of large losses, particularly in the umbrella coverage.

•	2011: favorable by 3.3 points, driven by accident years 2006 through 2009, which showed generally lower frequencies.

Commercial Automobile
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
Statutory NPW	$325,895	295,651	10%		282,825	5%
Direct new business	59,110	50,084	18		45,472	10
Retention	82%	82	—	pts	81	1	pts
Renewal pure price increases	7.3%	5.1	2.2		1.7	3.4
Statutory NPE	310,994	288,010	8%		279,610	3%
Statutory combined ratio	96.4%	97.1	(0.7)	pts	94.2	2.9	pts
% of total statutory standard commercial NPW	24%	23			24

NPW and NPE have seen increases over the three-year time period driven by: (i) renewal pure price increases; (ii) strong retention; and (iii) improvements in new business.

The fluctuations in the statutory combined ratio were driven by favorable prior year casualty reserve development as follows:

•	2013: 1.6 points driven by accident years 2006 through 2010 representing a continued trend of better than expected reported emergence, partially offset by increased severity in accident year 2012.

•
2012: 2.6 points driven by the 2009 accident year, representing a continued trend driven by better than expected reported emergence. This was partially offset by unfavorable development in the 2011 accident year, due to higher frequency of claims.

•	2011: 4.6 points, driven by the 2007 through 2009 accident years, representing a continued trend driven by lower frequencies in those years.

Workers Compensation
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
Statutory NPW	$277,135	263,767	5%		261,348	1%
Direct new business	55,063	44,417	24		46,104	(4)
Retention	82%	81	1	pts	79	2	pts
Renewal pure price increases	7.5%	8.0	(0.5)		3.6	4.4
Statutory NPE	267,612	262,108	2%		259,354	1%
Statutory combined ratio	120.6%	114.5	6.1	pts	116.2	(1.7)	pts
% of total statutory standard commercial NPW	20%	21			22

NPW increased in 2013 compared to 2012 while it remained relatively flat in 2012 compared to 2011. The 2013 NPW growth was primarily attributable to: (i) renewal pure price increases of 7.5%; (ii) improvements in retention; and (iii) new business. The workers compensation book of business represents 20% of our total statutory standard Commercial Lines NPW for 2013. We continue to carefully manage growth in this line with 2013 premiums up only 5% compared to 9% in our standard Commercial Lines book.

Our approach to improving profitability in this line includes: (i) earning renewal pure price increases in excess of loss costs; (ii) increased focus on reducing workers compensation medical costs through more favorable Preferred Provider Organizations ("PPO") contracts and greater PPO penetration; (iii) the introduction of a Complex Claims Unit to which all significant and complex liability claims are assigned which has been staffed with personnel that have significant experience in handling and settling these types of claims; (iv) increased activity in the areas of fraud investigation and salvage/subrogation recoveries supported by the introduction of predictive models that allow us to better focus our efforts; and (v) the establishment of a workers compensation strategic case management unit, which specializes in the investigation and medical management of lost-time claims with high exposure and/or escalation risk.

The fluctuations in the statutory combined ratio were primarily attributable to the impact of prior year casualty reserve development as follows:

•
2013: unfavorable prior year development of 8.6 points driven by 2008 and prior accident years reflecting increases in severities for medical costs. These increases largely related to case reserve adjustments to long-term care claims, and our review of medical cost development over many years.

•
2012: unfavorable by 1.1 points, driven by the 2011 accident year, due to an increase in the ultimate severity, partially offset by accident years 2007 and 2008, due to a decrease in expected severity for those years.

•	2011: unfavorable by 2.7 points, driven by the 2010 accident year, representing a continued trend related to increased severities in recent years, partially offset by various earlier accident years.

Commercial Property
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
Statutory NPW	$237,556	213,321	11%		195,927	9%
Direct new business	53,678	44,553	20		35,673	25
Retention	81%	81	—	pts	80	1	pts
Renewal pure price increases	5.7%	4.5	1.2		1.7	2.8
Statutory NPE	224,412	202,340	11%		192,989	5%
Statutory combined ratio	78.9%	99.1	(20.2)	pts	109.9	(10.8)	pts
% of total statutory standard commercial NPW	17%	17			16

NPW increased in 2013 compared to 2012, as well as 2012 compared to 2011, primarily due to: (i) renewal pure price increases; and (ii) growth in new business.

The fluctuations in the statutory combined ratios over the three-year period were largely due to fluctuations in catastrophe losses, which are outlined in the table below. In addition, the improvement in 2013 was impacted by non-catastrophe property losses, which were 9.6 points lower than in 2012.

($ in millions)
For the Year Ended	Catastrophe Losses	Impact on		Year-Over-Year
December 31,	Incurred	Loss Ratio		Change
2013	$17.8	8.0	pts	(9.4)
2012	35.2	17.4		(13.5)
2011	59.7	30.9		N/A

Standard Personal Lines
			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
GAAP Insurance Operations Results:
NPW	$297,757	$289,848	3%		273,212	6%
NPE	294,332	279,555	5		264,452	6
Less:
Losses and loss expenses incurred	206,450	204,644	1		239,455	(15)
Net underwriting expenses incurred	79,237	78,425	1		71,968	9
Underwriting income (loss)	$8,645	$(3,514)	346%		(46,971)	93%
GAAP Ratios:
Loss and loss expense ratio	70.1%	73.2	(3.1)	pts	90.5	(17.3)	pts
Underwriting expense ratio	27.0	28.1	(1.1)		27.3	0.8
Combined ratio	97.1	101.3	(4.2)		117.8	(16.5)
Statutory Ratios:
Loss and loss expense ratio	69.9	73.1	(3.2)		90.5	(17.4)
Underwriting expense ratio	27.0	27.6	(0.6)		26.8	0.8
Combined ratio	96.9%	100.7	(3.8)	pts	117.3	(16.6)	pts

The growth in NPW and NPE for our Personal Lines business from 2011 through 2013 reflected renewal pure price increases and strong retention as follows:

($ in millions)	2013	2012	2011
Retention	85%	86%	86%
Renewal pure price increase	7.8	6.7	6.3
Catastrophe reinstatement premiums	—	(3.9)	(0.3)

The variances in the loss and loss expense ratio in the three-year period are primarily driven by the impact of catastrophe losses and flood claims handling fees earned from our participation in the NFIP. These amounts are quantified in the table below:

($ in millions)	Catastrophes			Flood Claims Revenues
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Revenue Earned	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Year-Over-Year Change
2013	19.8	6.7	pts	(4.6)	(1.6)	pts	5.1	(2.8)
2012	40.5	14.5		(18.3)	(6.6)		7.9	(5.9)
2011	43.6	16.5		(7.1)	(2.7)		13.8	N/A

In addition, the ratios are being reduced by: (i) the earned rate increases on this book of business, which have been outpacing loss costs; and (ii) non-catastrophe property losses in both 2013 and 2012 that were lower than they were in 2011.

The improvement in the underwriting expense ratio in 2013 compared to 2012, was driven by: (i) higher direct premiums written in our flood business; and (ii) an increase in the flood expense allowance for issuing and servicing policies.

E&S Insurance Operations

Our E&S Insurance Operations segment, which represents 7% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 90 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that have not obtained coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

			2013			2012
($ in thousands)	2013	2012	vs. 2012		2011	vs. 2011
GAAP Insurance Operations Results:
NPW	$131,662	$113,297	16%		$24,133	369%
NPE	125,121	79,229	58		3,914	1,924
Less:
Losses and loss expenses incurred	84,027	63,203	33		3,172	1,893
Net underwriting expenses incurred	44,829	35,584	26		7,403	381
Underwriting loss	$(3,735)	$(19,558)	81%		$(6,661)	(194)%
GAAP Ratios:
Loss and loss expense ratio	67.2%	79.8	(12.6)	pts	81.0	(1.2)	pts
Underwriting expense ratio	35.8	44.9	(9.1)		189.2	(144.3)
Combined ratio	103.0	124.7	(21.7)		270.2	(145.5)
Statutory Ratios:
Loss and loss expense ratio	67.2	79.3	(12.1)		81.0	(1.7)
Underwriting expense ratio	35.7	39.5	(3.8)		50.3	(10.8)
Combined ratio	102.9%	118.8	(15.9)	pts	131.3	(12.5)	pts

Our E&S business is a growing segment that was acquired in 2011, whose combined ratios are significantly impacted by premium growth as well as volatility in loss and loss expenses and underwriting expenses. The improvement in the combined ratio in 2013 was driven by a reduction in acquisition and integration costs from 2012, as well as significant underwriting actions to improve profitability. Partially offsetting these improvements were catastrophes that were worse by $2.9 million, or 1.6 points.

Although year-over-year comparisons of this business are difficult considering the volatility caused by the items discussed above, statutory results are on track with our expectations for 2014 to achieve a level of profitability more comparable to our Standard Insurance Operations.

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

•
Terrorism Reinsurance – available as a federal backstop related to terrorism losses as provided under the TRIPRA. For further information regarding this legislation, see Item 1A. “Risk Factors.” of this Form 10-K.

•	Flood Reinsurance – as a servicing carrier in the WYO program, we receive a fee for writing flood business, for which the related premiums and losses are 100% ceded to the federal government.

•
Other Reinsurance – includes other treaties that we do not consider core to our reinsurance program, such as our Surety and Fidelity Excess of Loss, National Workers Compensation Reinsurance Pool and our Equipment Breakdown Coverage treaties, which do not fall within the categories above. In addition, Property and Casualty treaties purchased specifically for our E&S business that are substantially smaller than those for standard lines are also considered in this category.

In addition to the above categories, we have entered into several reinsurance agreements with Montpelier Re Insurance Ltd. as part of the acquisition of MUSIC. Together, these agreements provide protection for losses on policies written prior to the December 2011 acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are 100% collateralized.

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

Property Reinsurance
The Property Catastrophe treaty, which covers both our standard market and E&S business, renewed effective January 1, 2014 with an increase in placed limits. The current treaty structure in total provides coverage of $685 million in excess of $40 million and the annual aggregate limit net of our co-participation is approximately $1.0 billion for 2014. This compares to coverage of $585.0 million in excess of $40.0 million and an annual aggregate limit net of our co-participation of $978.9 million for the expiring term. As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current program includes $197 million in collateralized limit.  We expect the ceded premium for 2014 to be approximately flat compared to 2013 despite the increase in coverage.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

	Actual Gross Loss	Accident
Hurricane Name	($ in millions)	Year
Hurricane Sandy	136.0 [1]	2012
Hurricane Irene	45.0	2011
Hurricane Hugo	26.4	1989
Hurricane Floyd	14.5	1999
Hurricane Isabel	13.4	2003
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2013.

We use the results of the Risk Management Solutions (“RMS”) and AIR Worldwide (“AIR”) models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect higher expectations of hurricane activity in the North Atlantic Basin. We believe that modeled estimates provide a range of potential outcomes and multiple estimates, as well as changes in estimates from year-to-year. These should all be reviewed for purposes of understanding catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2013:

Occurrence Exceedence Probability	4-Model Blend
($ in thousands)	Gross Losses	Net Losses[1]	Net Losses as a Percent of Equity[2]
4.0% (1 in 25 year event)	$113,301	26,341	2%
2.0% (1 in 50 year event)	213,399	28,588	2
1.0% (1 in 100 year event)	370,670	31,626	3
0.67% (1 in 150 year event)	503,483	38,087	3
0.5% (1 in 200 year event)	630,980	41,425	4
0.4% (1 in 250 year event)	724,629	47,442	4
1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2013.

Our current catastrophe reinsurance program exhausts at 1 in 250 year return period, or events with 0.40% probability, based on a multi-model view of hurricane risk.

The Property Excess of Loss treaty (“Property Treaty”), which covers our standard market business, was renewed on July 1, 2013 and is effective through June 30, 2014, with the following terms:

•	Per risk coverage of $38.0 million in excess of a $2.0 million retention; consistent with the prior year treaty;

•	Per occurrence cap on the total program of $84.0 million, consistent with the prior year treaty;

•
The first layer continues to have unlimited reinstatements. The annual aggregate limit for the second $30.0 million in excess of $10.0 million layer is consistent with the prior year treaty at $120.0 million; and

•	Consistent with the prior year treaty, the Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers our standard market business, was renewed on July 1, 2013 and is effective through June 30, 2014, with substantially the same terms as the expiring treaty providing the following per occurrence coverage:

•	The first through sixth layers provide 100% coverage up to $88.0 million in excess of a $2.0 million retention, consistent with the prior year treaty;

•	Consistent with the prior year treaty, the Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses; and

•	Annual aggregate terrorism limits remain the same as the prior year treaty at $201.0 million.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon with predominantly a "buy-and-hold" approach. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	2013	2012	Change
Total invested assets	$4,583,312	4,330,019	6%
Unrealized gain – before tax	79,236	188,197	(58)
Unrealized gain – after tax	51,504	122,328	(58)

The increase in our investment portfolio compared to 2012 was driven primarily by: (i) strong operating cash flows of $336.1 million; and (ii) net proceeds from our debt issuance of $78.4 million in February 2013. These increases were partially offset by a $109.0 million pre-tax decrease in unrealized gains, primarily from a decrease in the market value of our fixed maturity securities portfolio, driven by the rise in interest rates during 2013. During 2013, interest rates, other than short-term, generally rose. For example, the yield on the 10-year U.S. Treasury Note rose by 127 basis points. These interest rate movements have negatively impacted our fixed maturity securities portfolio's valuation, thus increasing the number of securities in a loss position and reducing the portfolio's overall unrealized gain. The cash generated from our insurance operations segments, as well as net amounts generated from our capital management strategies executed in the first quarter of 2013, were used to invest primarily in corporate bonds, structured securities, and municipal bonds within our fixed maturity securities portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2013	2012
U.S. government obligations	4%	6
Foreign government obligations	1	1
State and municipal obligations	28	31
Corporate securities	39	34
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities ("ABS")	3	3
Total fixed maturity securities	90	89

Equity securities	4	3
Short-term investments	4	5
Other investments	2	3
Total	100%	100

Fixed Maturity Securities
The average duration of the fixed maturity securities portfolio as of December 31, 2013 was 3.5 years, including short-term investments, compared to the Insurance Subsidiaries' liability duration of approximately 3.8 years. The current duration of the fixed maturity securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing pressure on the yields within our fixed maturity securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed maturity securities portfolio had a weighted average credit rating of AA- as of December 31, 2013. The following table presents the credit ratings of our fixed maturity securities portfolio:

Fixed Maturity Security Rating	December 31,	December 31,
	2013	2012
Aaa/AAA	15%	16
Aa/AA	45	47
A/A	26	25
Baa/BBB	13	10
Ba/BB or below	1	2
Total	100%	100

For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Equity Securities
Our equities portfolio was 4% of invested assets at December 31, 2013, compared to 3% at December 31, 2012. During 2013, we rebalanced our high dividend yield strategy holdings, generating purchases of $109.7 million and sales of securities that had an original cost of $86.2 million. Also contributing to the increase in this portfolio's value were unrealized gains, which increased by $18.5 million in 2013.

Unrealized/Unrecognized Losses
As evidenced by the table below, our net unrealized/unrecognized loss positions increased by $49.1 million as of December 31, 2013 compared to the prior year as follows:

($ in thousands)
December 31, 2013			December 31, 2012
		Unrealized			Unrealized
Number of	% of	Unrecognized	Number of	% of	Unrecognized
Issues	Market/Book	Loss	Issues	Market/Book	Loss
556	80% - 99%	$51,835	100	80% - 99%	$2,701
1	60% - 79%	176	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$52,011			$2,934

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this Form 10-K. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Contractual Maturities
The following table presents information regarding our AFS fixed maturity securities that were in an unrealized loss position at December 31, 2013 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$6,925	6,794
Due after one year through five years	473,382	466,972
Due after five years through ten years	1,005,889	961,253
Due after ten years	17,089	16,391
Total	$1,503,285	1,451,410

The following table presents information regarding our HTM fixed maturity securities that were in an unrealized/unrecognized loss position at December 31, 2013 by contractual maturity:

Contractual Maturities	Amortized	Fair
($ in thousands)	Cost	Value
One year or less	$447	441
Due after one year through five years	2,589	2,555
Total	$3,036	2,996

Other Investments
As of December 31, 2013, other investments represented 2% of our total invested assets.  The following table outlines a summary of our other investment portfolio by strategy and the remaining commitment amount associated with each strategy.

			Remaining
	Carrying Value		Commitment
($ in thousands)	December 31, 2013	December 31, 2012	2013
Alternative Investments:
Secondary private equity	$25,618	28,032	7,739
Private equity	20,192	18,344	9,998
Energy/power generation	17,361	18,640	6,984
Mezzanine financing	12,738	12,692	18,249
Real estate	11,698	11,751	10,203
Distressed debt	11,579	12,728	2,965
Venture capital	7,025	7,477	400
Total alternative investments	106,211	109,664	56,538
Other securities	1,664	4,412	—
Total other investments	$107,875	114,076	56,538
In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $56.5 million in our other investment portfolio through commitments that currently expire at various dates through 2026. During the second quarter of 2013, we contracted for one new alternative investment within the private equity strategy. This investment, which has characteristics consistent with our private equity strategy investments, has a commitment of $7.0 million, of which $1.3 million has been paid as of December 31, 2013. At this time, our alternative investment strategies do not include hedge funds. For further discussion of our seven alternative investment strategies outlined above, as well as redemption, restrictions, and fund liquidations, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2013	2012	2011
Fixed maturity securities	$121,582	124,687	129,710
Equity securities, dividend income	6,140	6,215	4,535
Short-term investments	117	151	160
Other investments	15,208	8,996	20,539
Miscellaneous income	—	—	133
Investment expenses	(8,404)	(8,172)	(7,634)
Net investment income earned – before tax	134,643	131,877	147,443
Net investment income tax expense	33,233	31,612	36,355
Net investment income earned – after tax	$101,410	100,265	111,088
Effective tax rate	24.7%	24.0	24.7
Annual after-tax yield on fixed maturity securities	2.3	2.5	2.8
Annual after-tax yield on investment portfolio	2.3	2.4	2.8

The $2.8 million increase in investment income before tax compared to prior year was primarily attributable to an increase in income of $5.5 million from alternative investments within our other investments portfolio. This increase in alternative investment income was primarily in the energy, distressed debt, and real estate sectors. Partially offsetting this increase was a decrease of $3.1 million from fixed maturity securities income mainly due to lower reinvestment yields in 2013 compared to 2012. In 2013, bonds that matured or were sold, valued at $649.7 million, had yields that averaged 2.4%, after-tax, while new purchases of $1.1 billion had an average after-tax yield of 1.4%.

The $15.6 million decrease in investment income before tax in 2012 compared to 2011 was primarily attributable to a decrease in income of $10.3 million from alternative investments within our investments portfolio, primarily in the energy and private equity sectors, including the secondary markets. Fixed maturity securities income also decreased by $5.0 million, mainly due to lower reinvestment yields in 2012 compared to 2011. In 2012, bonds that matured or were sold, valued at $658.3 million, had yields that averaged 2.5%, after-tax, while new purchases of $892.6 million had an average after-tax yield of 1.6%.

Realized Gains and Losses

Other-than-Temporary Impairments
The following table provides information regarding our OTTI charges recognized in earnings:

($ in thousands)	2013	2012	2011
HTM fixed maturity securities
ABS	$3	—	—
Total HTM securities	3	—	—
AFS securities
Obligations of state and political subdivisions	—	—	17
Corporate securities	—	—	244
ABS	—	98	721
CMBS	—	810	694
RMBS	46	183	145
Total fixed maturity AFS securities	46	1,091	1,821
Equity securities	3,747	3,173	11,365
Total AFS securities	3,793	4,264	13,186
Other Investments	1,847	—	—
Total OTTI charges recognized in earnings	$5,643	4,264	13,186

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI through realized losses in earnings for the credit-related portion and through unrealized losses in OCI for the non-credit related portion for fixed maturity securities. If there is a decline in fair value of an equity security that we do not intend to hold or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

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

($ in thousands)	2013	2012	2011
HTM fixed maturity securities
Gains	$195	194	4
Losses	(95)	(217)	(564)
AFS fixed maturity securities
Gains	3,340	4,452	9,385
Losses	(373)	(472)	(70)
AFS equity securities
Gains	24,776	10,901	6,671
Losses	(408)	(1,205)	—
Short-term investments
Losses	—	(2)	—
Other investments
Gains	—	1	—
Losses	(1,060)	(400)	—
Total net realized investment gains, excluding OTTI charges	26,375	13,252	15,426
Total OTTI charges recognized in earnings	(5,643)	(4,264)	(13,186)
Total net realized gains	$20,732	8,988	2,240

For a discussion of realized gains and losses, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The following table presents the period of time that securities sold at a loss were continuously in an unrealized loss position prior to sale:

Period of Time in an	2013		2012
Unrealized Loss Position	Fair		Fair
	Value on	Realized	Value on	Realized
($ in thousands)	Sale Date	Loss	Sale Date	Loss
Fixed maturities:
0 – 6 months	$—	—	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	4,800	236
Total fixed maturities	—	—	4,800	236
Equities:
0 – 6 months	6,788	408	15,505	1,205
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—
Total equity securities	6,788	408	15,505	1,205
Total	$6,788	408	20,305	1,441

There were no significant sales of securities in an unrealized loss position in 2013 or 2012 and there were none in 2011.

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

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

($ in millions)	2013	2012	2011
Federal income tax expense (benefit) from continuing operations	36.4	(0.3)	(11.3)
Effective tax rate	25%	(1)	(99)

The fluctuations in federal income taxes and the effective tax rates in 2013 as compared to 2012 and 2011 was primarily due to the improvement in our underwriting performance driven by lower catastrophic events and earning renewal pure price increases in excess of loss trends.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $174 million at December 31, 2013 was comprised of $16 million at Selective Insurance Group, Inc. (the “Parent”) and $158 million at the Insurance Subsidiaries. This amount was lower than our aggregate $215 million cash and short-term investment position at December 31, 2012, as we were previously maintaining higher liquid assets to fund claim payments related to Hurricane Sandy. As those payments have been predominantly made, cash and short-term assets have declined. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). During 2013, the Parent continued to build a fixed maturity security investment portfolio containing high-quality, highly-liquid government and corporate fixed maturity investments to generate additional yield. This portfolio amounted to $56 million at December 31, 2013 compared to $41 million at December 31, 2012.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2013 for debt service, shareholder dividends and general operating purposes:

Dividends		Twelve Months ended December 31, 2013
($ in millions)	State of Domicile	Ordinary Dividends Paid	Extraordinary Dividends Paid	Total Dividends Paid
Selective Insurance Company of America ("SICA")	New Jersey	$6.0	11.0	17.0
Selective Way Insurance Company ("SWIC")	New Jersey	6.4	—	6.4
Selective Insurance Company of South Carolina ("SISC")	Indiana	1.0	—	1.0
Selective Insurance Company of the Southeast ("SICSE")	Indiana	1.4	—	1.4
Selective Insurance Company of New York ("SINY")	New York	2.4	—	2.4
Selective Insurance Company of New England ("SICNE")	New Jersey	2.0	—	2.0
Selective Insurance Company of New Jersey (SAICNJ")	New Jersey	1.9	—	1.9
Total		$21.1	11.0	32.1

The extraordinary dividends paid in 2013 were part of the capitalization plan for the formation of SFCIC and SCIC.

Based on the 2013 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2014 are as follows:

Dividends		2014
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$46.3
SWIC	New Jersey	25.0
SICSC	Indiana	11.2
SICSE	Indiana	8.2
SICNY	New York	7.9
SICNE	New Jersey	3.5
SAICNJ	New Jersey	6.8
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	6.2
Selective Casualty Insurance Company ("SCIC")	New Jersey	8.1
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	3.5
Total		$126.7

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

The Parent had no private or public issuances of stock during 2013. In the third quarter of 2013, the Parent renewed its $30 million line of credit ("Line of Credit"). For additional information regarding the renewal, see the "Short-Term Borrowings" section below and Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. The Parent had no borrowings under this Line of Credit or the previous credit facility at December 31, 2013 or at any time during 2013.

We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"), SICSC and SICSE. Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $542.4 million for SICSC and $414.9 million for SICSE as of December 31, 2013, for a borrowing capacity of approximately $96 million. As our outstanding borrowing with the FHLBI is currently $58 million, the Indiana Subsidiaries have the ability to borrow approximately $38 million more until the Line of Credit borrowing limit is met, of which $30 million could be loaned to the Parent under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed maturity securities portfolio including short-term investments was 3.5 years as of December 31, 2013, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2013 or at any time during 2013.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2013	December 31, 2013
Consolidated net worth	$800 million	$1.2 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	25.5%
A.M. Best financial strength rating	Minimum of A-	A
 1Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2013, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.2 billion, and total debt of $392.4 million, which equates to a debt-to-capital ratio of approximately 25.4%.

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

Book value per share increased to $20.63 as of December 31, 2013, from $19.77 as of December 31, 2012, due to $1.90 in net income coupled with a $0.74 benefit primarily related to the first quarter of 2013 pension revaluation and curtailment. These items were partially offset by a $1.27 decrease in the unrealized losses on our investment portfolio driven by the rising interest rate environment, and $0.52 in dividends to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2013 and December 31, 2012, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, capital leases for computer hardware and software, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2013 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Operating leases	$45.5	11.4	15.5	8.5	10.1
Capital leases	3.5	1.4	2.0	0.1	—
Notes payable	393.0	13.0	45.0	—	335.0
Interest on debt obligations	543.3	22.1	43.5	42.4	435.3
Subtotal	985.3	47.9	106.0	51.0	780.4

Gross loss and loss expense payments	3,349.8	836.1	969.8	512.5	1,031.4
Ceded loss and loss expense payments	540.9	127.2	87.3	51.3	275.1
Net loss and loss expense payments	2,808.9	708.9	882.5	461.2	756.3

Total	$3,794.2	756.8	988.5	512.2	1,536.7

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2013, we also have contractual obligations that expire at various dates through 2026 that may require us to invest up to an additional $56.5 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best and Company ("A.M. Best"). In the second quarter of 2013, A.M. Best reaffirmed our rating of “A (Excellent),” their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 83 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in January 2014, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook remained negative citing increased levels of statutory and financial leverage, a moderate decline in the NAIC risk-based capital levels, and a moderate decline of our operating earnings-based interest coverage although Fitch noted that this measure has shown improvement in 2013.

•
S&P Ratings Services ("S&P") - In the third quarter of 2013, S&P lowered our financial strength rating to “A-” from “A” under their recently revised rating criteria. The rating reflects our strong business risk profile and moderately strong financial risk profile, built on a strong competitive position in the regional small to midsize commercial insurance markets in Mid-Atlantic states and strong capital and earnings. The rating revision reflects S&P's view of our capital and earnings volatility relative to our peers. The outlook for the rating is stable citing the expectation that we will sustain our strong competitive position and business risk profile while maintaining a strong capital and earnings profile.

•
Moody's Investor Service ("Moody's) - Our "A2" financial strength rating was reaffirmed in the first quarter of 2013 by Moody's, which cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality. Our outlook was revised to negative, citing that our underwriting results have lagged similarly rated peers.

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

Our investment philosophy includes certain return and risk objectives for the fixed maturity, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed maturity portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy, which we implemented in 2011, is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index. The allocation of our portfolio was 90% fixed maturity securities, 4% equity securities, 4% short-term investments, and 2% other investments as of December 31, 2013.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed maturity securities. Our fixed maturity securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and mortgage-backed securities ("MBS"). Our strategy to manage interest rate risk is to purchase intermediate-term fixed maturity investments that are attractively priced in relation to perceived credit risks. Our fixed maturity securities include both AFS and HTM securities. Fixed maturity securities that are not classified as either HTM securities or trading securities are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of comprehensive income. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as HTM and carried at either: (i) amortized cost; or (ii) market value at the date the security was transferred into the HTM category, adjusted for subsequent amortization.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed maturity securities portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates will decrease the fair value of our existing fixed maturity investments and a decline in interest rates will result in an increase in the fair value of our existing fixed maturity investments. However, new and reinvested money used to purchase fixed maturity securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

During 2013, interest rates, other than short-term, generally rose. For example, the yield on the 10-year U.S. Treasury Note rose by 127 basis points. These interest rate movements have negatively impacted our fixed maturity securities portfolio's valuation, thus increasing the number of securities in a loss position and reducing the portfolio's overall unrealized gain. The reduction in the unrealized gain does not correspond to any issuer specific credit concerns; however, it does reflect an expected reduction in market value due to higher market interest rates. If interest rates rise further, it is reasonable to expect continued downward pressure on the fair market values within our fixed maturity securities portfolio.

During extended periods of low interest rates, net investment income on our fixed maturity securities portfolio is pressured as higher-yielding securities are rolling over into lower-yielding replacements. In 2013, bonds that matured or were sold, valued at $649.7 million, had yields that averaged 2.4%, after-tax, while new purchases of $1.1 billion had an average after-tax yield of 1.4%. We expect this downward trend to continue into 2014, putting pressure on our ability to grow investment income. We seek to mitigate our interest rate risk associated with holding fixed maturity investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.

The fixed maturity securities portfolio duration at December 31, 2013 remained stable at 3.6 years, excluding short-term investments, compared to a year ago. During 2013, we increased our purchases of investment grade corporate bonds, structured securities, and highly-rated municipal bonds due to attractive risk adjusted return opportunities in those sectors. Despite the relative attractiveness, the prevailing low interest rate environment still caused the fixed income maturity securities portfolio after-tax return to fall 22 basis points to 2.3%.

The Insurance Subsidiaries’ liability duration is approximately 3.8 years. We manage our asset liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed maturity securities in the ordinary course of business.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2013:

		2013 Interest Rate Shift in Basis Points
($ in thousands)		[1]-200	-100	0	100	200
HTM fixed maturity securities
Fair value of HTM fixed maturity securities portfolio	$	n/m	423,152	416,981	407,323	397,933
Fair value change		n/m	6,171		(9,658)	(19,048)
Fair value change from base (%)		n/m	1.48%		(2.32)%	(4.57)%
AFS fixed maturity securities
Fair value of AFS fixed maturity securities portfolio	$	n/m	3,847,504	3,715,536	3,574,997	3,444,743
Fair value change		n/m	131,968		(140,539)	(270,793)
Fair value change from base (%)		n/m	3.55%		(3.78)%	(7.29)%
 1 Given the low interest rate environment, an interest rate decline of 200 basis points is deemed unreasonable for certain securities in our portfolio, as the decline would generate a zero or negative yield, therefore this interest rate decline for purposes of the sensitivity analysis is not meaningful ("n/m").

Pension and Post-Retirement Benefit Plan Obligation
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods within the framework of U.S. GAAP. The discount rate assumption is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation in the future.

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate for the Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan" or the "Plan") to 5.16% for 2013, from 4.42% for 2012, reflecting higher market interest rates. We also increased our discount rate for the Retirement Life Plan to 4.85% for 2013 from 4.42% for 2012.

For additional information regarding our pension and post-retirement benefit plan obligations, see Note 15. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Credit Risk
The financial markets saw stability and steadily rising interest rates in 2013. The overall investment portfolio grew by 6% despite a $109.0 million decrease in unrealized gains to $79.2 million at December 31, 2013. The credit quality of our fixed maturity securities portfolio remained stable at “AA-” as of December 31, 2013, the same as of December 31, 2012. Exposure to non-investment grade bonds represents approximately 1% of the total fixed maturity securities portfolio.

The following table summarizes the fair value, net unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed maturity securities at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
($ in millions)	Fair Value	Unrealized Gain (Loss)	Average Credit Quality	Fair Value	Unrealized Gain	Average Credit Quality
AFS Fixed Maturity Portfolio:
U.S. government obligations	$173.4	10.1	AA+	$259.1	17.2	AA+
Foreign government obligations	30.6	0.8	AA-	30.2	1.4	AA-
State and municipal obligations	951.6	5.2	AA	818.0	44.1	AA
Corporate securities	1,734.9	27.0	A	1,450.3	81.3	A
ABS	140.9	0.5	AAA	128.6	2.3	AAA
MBS	684.1	(4.0)	AA+	609.8	19.0	AA
Total AFS fixed maturity portfolio	$3,715.5	39.6	AA-	$3,296.0	165.3	AA-
State and Municipal Obligations:
General obligations	$472.0	2.6	AA+	$352.3	20.5	AA+
Special revenue obligations	479.6	2.6	AA	465.7	23.6	AA
Total state and municipal obligations	$951.6	5.2	AA	$818.0	44.1	AA
Corporate Securities:
Financial	$534.1	11.7	A	$438.0	23.2	A
Industrials	135.1	3.7	A-	104.2	7.4	A-
Utilities	146.5	(0.3)	A-	124.2	6.6	BBB+
Consumer discretionary	190.6	2.7	A-	134.7	8.3	BBB+
Consumer staples	171.9	3.0	A	163.6	8.6	A
Healthcare	168.5	3.1	A	178.2	11.0	A+
Materials	101.2	1.4	A-	71.9	4.6	A-
Energy	93.7	0.9	A-	77.4	4.3	A-
Information technology	121.2	(0.6)	A+	100.1	3.2	A
Telecommunications services	64.7	1.0	BBB+	46.7	2.8	BBB+
Other	7.4	0.4	AA+	11.3	1.3	AA+
Total corporate securities	$1,734.9	27.0	A	$1,450.3	81.3	A
ABS:
ABS	$140.4	0.4	AAA	$127.2	2.0	AAA
Alternative-A ("Alt-A") ABS[1]	—	—	—	0.8	0.2	D
Sub-prime ABS[1,2]	0.5	0.1	D	0.6	0.1	D
Total ABS	$140.9	0.5	AAA	$128.6	2.3	AAA
MBS:
CMBS	$30.0	0.9	AA+	$48.9	2.3	AA+
Other agency CMBS	9.1	(0.3)	AA+	1.2	—	AA+
Non-agency CMBS	132.2	(1.5)	AA+	87.1	1.1	AA-
RMBS	55.2	1.4	AA+	91.0	3.3	AA+
Other agency RMBS	411.5	(5.1)	AA+	331.3	11.3	AA+
Non-agency RMBS	41.4	0.6	A-	44.3	0.9	A-
Alt-A RMBS	4.7	—	A	6.0	0.1	AA-
Total MBS	$684.1	(4.0)	AA+	$609.8	19.0	AA

1Alt-A ABS and subprime ABS consists of one security whose issuer is currently expected by rating agencies to default on its obligations.
2We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.
2

The following table provides information regarding our HTM fixed maturity securities and their credit qualities at December 31, 2013 and December 31, 2012:

December 31, 2013 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	369.8	352.2	17.6	4.0	21.6	AA
Corporate securities	30.3	27.8	2.5	(0.3)	2.2	A
ABS	3.4	2.8	0.6	(0.6)	—	AA+
MBS	7.9	4.7	3.2	(0.9)	2.3	AA-
Total HTM portfolio	$417.0	392.9	24.1	2.3	26.4	AA

State and Municipal Obligations:
General obligations	$118.5	113.1	5.4	2.0	7.4	AA
Special revenue obligations	251.3	239.1	12.2	2.0	14.2	AA
Total state and municipal obligations	$369.8	352.2	17.6	4.0	21.6	AA

Corporate Securities:
Financial	$7.3	6.8	0.5	(0.1)	0.4	BBB+
Industrials	7.8	6.8	1.0	(0.2)	0.8	A+
Utilities	13.2	12.2	1.0	—	1.0	A+
Consumer discretionary	2.0	2.0	—	—	—	AA
Total corporate securities	$30.3	27.8	2.5	(0.3)	2.2	A

ABS:
ABS	$0.9	0.9	—	—	—	A
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.4	2.8	0.6	(0.6)	—	AA+

MBS:
Non-agency CMBS	$7.9	4.7	3.2	(0.9)	2.3	AA-
Total MBS	$7.9	4.7	3.2	(0.9)	2.3	AA-

December 31, 2012 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.9	5.5	0.4	0.2	0.6	AA+
State and municipal obligations	526.9	498.0	28.9	6.8	35.7	AA
Corporate securities	42.1	37.5	4.6	(0.8)	3.8	A
ABS	7.1	5.9	1.2	(1.1)	0.1	A
MBS	12.7	7.2	5.5	(1.2)	4.3	AA-
Total HTM portfolio	$594.7	554.1	40.6	3.9	44.5	AA

State and Municipal Obligations:
General obligations	$174.4	166.0	8.4	3.8	12.2	AA
Special revenue obligations	352.5	332.0	20.5	3.0	23.5	AA
Total state and municipal obligations	$526.9	498.0	28.9	6.8	35.7	AA

Corporate Securities:
Financial	$9.6	8.3	1.3	(0.7)	0.6	BBB+
Industrials	11.9	10.4	1.5	(0.2)	1.3	A+
Utilities	15.1	13.4	1.7	—	1.7	A+
Consumer discretionary	3.5	3.4	0.1	0.1	0.2	AA
Materials	2.0	2.0	—	—	—	BBB
Total corporate securities	$42.1	37.5	4.6	(0.8)	3.8	A

ABS:
ABS	4.7	4.2	0.5	(0.3)	0.2	BBB+
Alt-A ABS	2.4	1.7	0.7	(0.8)	(0.1)	AAA
Total ABS	$7.1	5.9	1.2	(1.1)	0.1	A

MBS:
Non-agency CMBS	12.7	7.2	5.5	(1.2)	4.3	AA-
Total MBS	$12.7	7.2	5.5	(1.2)	4.3	AA-

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of December 31, 2013:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$142,121	AA	AA
Assured Guaranty	150,800	AA	AA
Ambac Financial Group, Inc.	59,602	AA	AA
Other	11,786	A+	A+
Total	$364,309	AA	AA

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

The following table details the top 10 state exposures of the municipal bond portion of our fixed maturity portfolio at December 31, 2013:

State Exposures of Municipal Bonds	General Obligation		Special	Fair	Weighted Average Credit
($ in thousands)	Local	State	Revenue	Value	Quality
Texas	$65,794	1,068	45,318	112,180	AA+
Washington	35,588	6,684	48,823	91,095	AA
New York	9,585	—	77,926	87,511	AA+
Florida	—	15,112	49,485	64,597	AA-
Arizona	7,809	—	52,892	60,701	AA
Colorado	31,657	—	16,661	48,318	AA-
Missouri	16,255	10,006	18,720	44,981	AA+
North Carolina	12,990	8,109	23,189	44,288	AA
Ohio	9,367	11,830	19,613	40,810	AA
California	6,190	—	32,701	38,891	AA
Other	162,537	123,076	296,169	581,782	AA
	357,772	175,885	681,497	1,215,154	AA
Advanced refunded/escrowed to maturity bonds	42,727	14,074	49,425	106,226	AA+
Total	$400,499	189,959	730,922	1,321,380	AA

We are comfortable with the quality, composition, and diversification of our $1.3 billion municipal bond portfolio.  Our municipal bond portfolio is very high quality with an average AA rating and is well laddered with 47% maturing within three years, and another 12% maturing between three and five years. The weightings of the municipal bond portfolio are: (i) 55% of high-quality revenue bonds that have dedicated revenue streams; (ii) 30% of local general obligation bonds; and (iii) 15% of state general obligation bonds. In addition, approximately 8% of the municipal bond portfolio has been pre-refunded, meaning assets have been placed in trust to fund the debt service and maturity of the bonds. Our largest state exposure is to Texas, at 8% excluding the impact of pre-refunded bonds.  Of the $66 million in local Texas general obligation bonds, $23 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk.

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

The following table provides further quantitative details on our special revenue bonds:

December 31, 2013 ($ in thousands)	Fair Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$158,641	23	AA
Water and sewer	152,373	22	AA
Electric	119,601	18	AA-
Total essential services	430,615	63	AA

Education	119,997	18	AA
Special tax	76,142	11	AA
Housing	21,441	3	AA+
Other:
Leasing	10,449	2	AA-
Hospital	7,771	1	AA-
Other	15,082	2	AA
Total other	33,302	5	AA
Total special revenue bonds	$681,497	100	AA

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

Housing
Despite the turmoil in the housing sector, these bonds continue to be highly rated, many of them with the support of U.S. government agencies. The need for affordable housing continues to grow, especially in light of current delinquencies and defaults, and as such, political support for these programs remains high. These attributes, when combined, tend to mute this sector’s cyclicality.

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

Equity Price Risk
Our equity securities are classified as AFS. Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2013:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$134,940	154,217	173,494	192,771	212,048	231,325	250,602
Fair value change	(57,831)	(38,554)	(19,277)		19,277	38,554	57,831

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, mezzanine debt, distressed debt, and real estate. As of December 31, 2013, these types of investments represented 2% of our total invested assets and 9% of our stockholders’ equity. These investments are subject to the risks arising from the fact that the determination of their value is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine fair value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, the changes in the fair value of these investments may be subject to significant fluctuations, which could lead to significant decreases in their fair value from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt.
As of December 31, 2013, the Parent had outstanding long-term debt of $392.4 million that matures as shown in the following table:

		2013
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
2.90% borrowings from FHLBI	2014	$13,000	$13,319
1.25% borrowings from FHLBI	2016	45,000	45,259
7.25% Senior Notes	2034	49,916	50,887
6.70% Senior Notes	2035	99,498	98,247
5.875% Senior Notes	2043	185,000	146,298
Total notes payable		$392,414	$354,010

The weighted average effective interest rate for the Parent's outstanding long-term debt is 5.6%. The Parent's debt is not exposed to material changes in interest rates because the interest rates are fixed on its long-term indebtedness.

Certain of the debt instruments listed above contain debt covenant provisions as outlined in Note 10. "Indebtedness", within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. In addition, the 6.70% and 7.25% Senior Notes contain standard default cross-acceleration provisions. In the event that any other debt experiences default of $10 million or more, it would also be considered an event of default under these notes.

(b) Short-Term Debt
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2013 or at any time during 2013.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Selective Insurance Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014 expressed an unqualified opinion of the Company’s internal controls over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2014

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2013	2012
ASSETS
Investments:
Fixed maturity securities, held-to-maturity – at carrying value (fair value: $416,981 – 2013; $594,661 – 2012)	$392,879	554,069
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $3,675,977 – 2013; $3,130,683 – 2012)	3,715,536	3,296,013
Equity securities, available-for-sale – at fair value (cost of: $155,350 – 2013; $132,441 – 2012)	192,771	151,382
Short-term investments (at cost which approximates fair value)	174,251	214,479
Other investments	107,875	114,076
Total investments (Note 5)	4,583,312	4,330,019
Cash	193	210
Interest and dividends due or accrued	37,382	35,984
Premiums receivable, net of allowance for uncollectible accounts of: $4,442 – 2013; $3,906 – 2012	524,870	484,388
Reinsurance recoverable, net (Note 8)	550,897	1,421,109
Prepaid reinsurance premiums (Note 8)	143,000	132,637
Current federal income tax (Note 14)	512	2,569
Deferred federal income tax (Note 14)	122,613	119,136
Property and equipment – at cost, net of accumulated depreciation and amortization of: $179,192 – 2013; $169,428 – 2012	50,834	47,131
Deferred policy acquisition costs (Note 3)	172,981	155,523
Goodwill (Note 11)	7,849	7,849
Other assets	75,727	57,661
Total assets	$6,270,170	6,794,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$3,349,770	4,068,941
Unearned premiums	1,059,155	974,706
Notes payable (Note 10)	392,414	307,387
Accrued salaries and benefits	111,427	152,396
Other liabilities	203,476	200,194
Total liabilities	$5,116,242	5,703,624

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 99,120,235 – 2013; 98,194,224 – 2012	198,240	196,388
Additional paid-in capital	288,182	270,654
Retained earnings	1,202,015	1,125,154
Accumulated other comprehensive income (Note 6)	24,851	54,040
Treasury stock – at cost (shares: 43,198,622 – 2013; 43,030,776 – 2012)	(559,360)	(555,644)
Total stockholders’ equity (Note 6)	1,153,928	1,090,592
Commitments and contingencies (Notes 18 and 19)
Total liabilities and stockholders’ equity	$6,270,170	6,794,216

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2013	2012	2011
Revenues:
Net premiums earned	$1,736,072	1,584,119	1,439,313
Net investment income earned	134,643	131,877	147,443
Net realized gains:
Net realized investment gains	26,375	13,252	15,426
Other-than-temporary impairments	(5,566)	(1,711)	(11,998)
Other-than-temporary impairments on fixed maturity securities recognized in other comprehensive income	(77)	(2,553)	(1,188)
Total net realized gains	20,732	8,988	2,240
Other income	12,294	9,118	8,479
Total revenues	1,903,741	1,734,102	1,597,475

Expenses:
Losses and loss expenses incurred	1,121,738	1,120,990	1,074,987
Policy acquisition costs	579,977	526,143	466,404
Interest expense	22,538	18,872	18,259
Other expenses	35,686	30,462	26,425
Total expenses	1,759,939	1,696,467	1,586,075

Income from continuing operations, before federal income tax	143,802	37,635	11,400

Federal income tax expense (benefit):
Current	24,147	5,647	(228)
Deferred	12,240	(5,975)	(11,055)
Total federal income tax expense (benefit)	36,387	(328)	(11,283)

Net income from continuing operations	107,415	37,963	22,683

Loss on disposal of discontinued operations, net of tax of $(538) – 2013; and $(350) – 2011	(997)	—	(650)

Net income	$106,418	37,963	22,033

Earnings per share:
Basic net income from continuing operations	$1.93	0.69	0.42
Basic net loss from discontinued operations	(0.02)	—	(0.01)
Basic net income	$1.91	0.69	0.41

Diluted net income from continuing operations	$1.89	0.68	0.41
Diluted net loss from discontinued operations	(0.02)	—	(0.01)
Diluted net income	$1.87	0.68	0.40

Dividends to stockholders	$0.52	0.52	0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2013	2012	2011
Net income	$106,418	37,963	22,033

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(54,557)	30,937	45,592
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	50	1,660	772
Amount reclassified into net income:
Held-to-maturity securities	(1,025)	(1,581)	(1,484)
Non-credit other-than-temporary impairment	9	182	321
Realized gains on available for sale securities	(15,301)	(6,118)	(1,821)
Total unrealized (losses) gains on investment securities	(70,824)	25,080	43,380

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	38,775	(17,268)	(10,919)
Amounts reclassified into net income:
Net actuarial loss	2,843	3,837	2,712
Prior service cost	6	97	97
Curtailment expense	11	—	—
Total defined benefit pension and post-retirement plans	41,635	(13,334)	(8,110)
Other comprehensive (loss) income	(29,189)	11,746	35,270
Comprehensive income	$77,229	49,709	57,303

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2013	2012	2011
Common stock:
Beginning of year	$196,388	194,494	192,725
Dividend reinvestment plan (shares: 63,349 – 2013; 90,110 – 2012; 100,383 – 2011)	127	180	201
Stock purchase and compensation plans (shares: 862,662 – 2013; 857,403 – 2012; 783,661 – 2011)	1,725	1,714	1,568
End of year	198,240	196,388	194,494

Additional paid-in capital:
Beginning of year	270,654	257,370	244,613
Dividend reinvestment plan	1,396	1,419	1,417
Stock purchase and compensation plans	16,132	11,865	11,340
End of year	288,182	270,654	257,370

Retained earnings:
Beginning of year	1,125,154	1,116,319	1,123,087
Net income	106,418	37,963	22,033
Dividends to stockholders ($0.52 per share – 2013, 2012, and 2011)	(29,557)	(29,128)	(28,801)
End of year	1,202,015	1,125,154	1,116,319

Accumulated other comprehensive income:
Beginning of year	54,040	42,294	7,024
Other comprehensive (loss) income	(29,189)	11,746	35,270
End of year	24,851	54,040	42,294

Treasury stock:
Beginning of year	(555,644)	(552,149)	(549,408)
Acquisition of treasury stock (shares: 167,846 – 2013; 194,575 – 2012; 149,997 – 2011)	(3,716)	(3,495)	(2,741)
End of year	(559,360)	(555,644)	(552,149)
Total stockholders’ equity	$1,153,928	1,090,592	1,058,328
Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow
December 31,
($ in thousands)	2013	2012	2011
Operating Activities
Net income	$106,418	37,963	22,033

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,461	38,693	34,645
Loss on disposal of discontinued operations	997	—	650
Stock-based compensation expense	8,630	6,939	7,422
Undistributed (income) losses of equity method investments	202	1,651	(323)
Net realized (gains) losses	(20,732)	(8,988)	(2,240)
Retirement income plan curtailment expense	16	—	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	151,037	64,763	56,905
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	75,246	82,777	46,334
Decrease (increase) in net federal income taxes	14,834	(7,812)	372
Increase in premiums receivable	(40,482)	(18,094)	(45,116)
Increase in deferred policy acquisition costs	(17,458)	(19,762)	(7,777)
(Increase) decrease in interest and dividends due or accrued	(1,372)	468	633
Increase in accrued salaries and benefits	18,685	6,533	1,521
Increase (decrease) in accrued insurance expenses	14,444	8,831	(636)
Other-net	(17,802)	32,737	8,534
Net adjustments	229,706	188,736	100,924
Net cash provided by operating activities	336,124	226,699	122,957

Investing Activities
Purchase of fixed maturity securities, available-for-sale	(1,069,387)	(884,911)	(487,813)
Purchase of equity securities, available-for-sale	(118,072)	(83,833)	(150,551)
Purchase of other investments	(9,332)	(12,990)	(16,033)
Purchase of short-term investments	(2,056,576)	(1,735,691)	(1,448,782)
Purchase of subsidiary, net of cash acquired	—	255	(51,728)
Sale of subsidiary	1,225	751	1,152
Sale of fixed maturity securities, available-for-sale	20,126	103,572	146,435
Sale of short-term investments	2,096,805	1,738,255	1,433,441
Redemption and maturities of fixed maturity securities, held-to-maturity	116,584	118,260	177,350
Redemption and maturities of fixed maturity securities, available-for-sale	513,804	439,957	162,796
Sale of equity securities, available-for-sale	115,782	101,740	60,071
Distributions from other investments	12,039	24,801	25,622
Sale of other investments	—	1	16,357
Purchase of property, equipment, and other assets	(14,023)	(12,879)	(11,824)
Net cash used in investing activities	(391,025)	(202,712)	(143,507)

Financing Activities
Dividends to stockholders	(27,416)	(26,944)	(26,513)
Acquisition of treasury stock	(3,716)	(3,495)	(2,741)
Net proceeds from stock purchase and compensation plans	7,119	4,840	5,011
Proceeds from issuance of notes payable, net of debt issuance costs	178,435	—	—
Proceeds from borrowings	—	—	45,000
Repayment of notes payable	(100,000)	—	—
Excess tax benefits (expense) from share-based payment arrangements	1,545	1,060	(90)
Repayment of capital lease obligations	(1,083)	—	—
Net cash provided by (used in) financing activities	54,884	(24,539)	20,667
Net (decrease) increase in cash	(17)	(552)	117
Cash, beginning of year	210	762	645
Cash, end of year	$193	210	762

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

•	Our E&S Insurance Operations segment sells Commercial Lines property and casualty insurance products and services to insureds who have not obtained coverage in the standard market; and

•
Our Investments segment, which invests the premiums collected by our Standard and E&S Insurance Operations and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Note 2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements ("Financial Statements") include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions are eliminated in consolidation.

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

(d) Investments
Fixed maturity securities may include bonds, redeemable preferred stocks, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). Fixed maturity securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed maturity securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed maturity securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of MBS are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is also adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The amortized cost of fixed maturity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturity securities classified as AFS, net of tax, are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as AFS, may include common stocks and non-redeemable preferred stocks, and are carried at fair value. Dividend income on these securities is included in "Net investment income earned" on our Consolidated Statement of Income. The associated unrealized gains and losses, net of tax, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and other debt issues purchased with a maturity of less than one year. These investments are carried at cost, which approximates fair value. The associated income is included in "Net investment income earned" on our Consolidated Statement of Income.

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned" on our Consolidated Statement of Income. Investments in other securities are accounted for either under the equity method or carried at amortized cost under the effective yield method of accounting. Our share of distributed and undistributed net income is included in "Net investment income earned" on our Consolidated Statement of Income.

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

To determine if an impairment is other than temporary, we compare the present value of cash flows expected to be collected with the amortized cost of fixed maturity securities meeting certain criteria. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments may include, but are not limited to, discounted cash flow analyses ("DCFs").

For structured securities, including CMBS, RMBS, ABS, and CDOs, we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

In making our assessment, we perform a DCF to determine the present value of future cash flows to be generated by the underlying collateral of the security. Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered as a “non-credit impairment.” As mentioned above, credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to Other Comprehensive Income ("OCI") as a component of unrealized losses.

Discounted Cash Flow Assumptions
The discount rate we use in a DCF is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition. For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest.

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

Equity Securities
Evaluation for OTTI of an equity security may include, but is not limited to, an evaluation of the following factors:

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

•
For approximately 99% of our fixed maturity securities portfolio, we utilize a market approach, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. In conjunction with our external investment portfolio managers, fixed maturity securities portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing positions traded directly by the external investment portfolio managers to prices received from the third-party pricing services; (ii) comparing the primary vendor pricing to other third-party pricing services as well as benchmark indexed pricing; (iii) comparing market value fluctuations between months for reasonableness; and (iv) reviewing stale prices. If further analysis is needed, a challenge is sent to the pricing service for review and confirmation of the price. In addition to the tests described above, management performs a comparison of our prices to a secondary price source. Historically, we have not experienced significant variances in prices, and therefore, we have consistently used our primary pricing service. These prices are typically Level 2 in the fair value hierarchy.

•
For the small portion of our fixed maturity securities portfolio that we cannot price using our primary or secondary service, we typically use non-binding broker quotes. These prices are from various broker/dealers that use bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. For the small portion of non-public equity securities that we hold, we typically receive prices from a third party pricing service or through statements provided by the security issuer. In conjunction with our external investment portfolio managers, these fair value measurements are reviewed for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further. These prices are generally classified as Level 3 in the fair value hierarchy, as the inputs cannot be corroborated by observable market data.

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

Liabilities
The techniques used to value our notes payable are as follows:

•
The fair value of the 5.875% Senior Notes due February 9, 2043, and the 7.50% Junior Subordinated Notes that were originally due on September 27, 2066 but have been redeemed, are based on quoted market prices.

•	The fair values of the 7.25% Senior Notes due November 15, 2034 and the 6.70% Senior Notes due November 1, 2035 are based on matrix pricing models prepared by external pricing services.

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

•
We service our Standard Insurance Operations' agency distribution channel through our field model, which includes agency management specialists ("AMSs"), safety management specialists, claims management specialists ("CMSs"), and our Underwriting and Claims Service Centers, all of which service the entire population of insurance contracts acquired through each agency. For our E&S Insurance Operations, we use external adjusters to service claims on behalf of our customers.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses for our Standard Insurance Operations and E&S Insurance Operations segments did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the September 30 calculation date were 3.0% for 2013, 3.1% for 2012, and 4.0% for 2011. Deferred policy acquisition costs amortized to expense were $331.8 million for 2013, $298.5 million for 2012, and $266.1 million for 2011.

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

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves and reserves for claims incurred but not yet reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our ten insurance subsidiaries, which are collectively referred to as the "Insurance Subsidiaries," and are estimated for the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, we also consider a range of possible loss and loss expense reserves in establishing IBNR.

The internal assumptions we consider in the estimation of the IBNR amounts for both asbestos and environmental and non-environmental reserves at our reporting dates are based on: (i) an analysis of both paid and incurred loss and loss expense development trends; (ii) an analysis of both paid and incurred claim count development trends; (iii) the exposure estimates for reported claims; (iv) recent development on exposure estimates with respect to individual large claims and the aggregate of all claims; (v) the rate at which new asbestos and environmental claims are being reported; and (vi) patterns of events observed by claims personnel or reported to them by defense counsel. External factors we monitor for the estimation of IBNR for both asbestos and environmental and non-environmental IBNR reserves include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; and (iv) trends in general economic conditions, including the effects of inflation. Adjustments to IBNR are made periodically to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our reserves for losses and loss expenses over time.

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

(m) Revenue Recognition
The Insurance Subsidiaries' net premiums written include direct insurance policy writings, plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. The estimated premium on the workers compensation and general liability lines is referred to as audit premium. We estimate this premium, as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). Audit premium is based on historical trends adjusted for the uncertainty of future economic conditions. Economic instability could ultimately impact our estimates and assumptions, and changes in our estimate may be material to the results of operations in future periods. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

In addition, we have various capital leases for computer hardware and software. These leases are accounted for as an acquisition of an asset and an incurrence of an obligation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually unless facts indicate that a more frequent review is required. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class.

Note 3. Adoption of Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This includes, among other items, sales commissions paid to agents, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We adopted this guidance on January 1, 2012, with retrospective application and, as such, all historical data in this Form 10-K has been restated to reflect the revised guidance.
The following tables provide select restated financial information:

Income Statement Information
Year ended December 31,	2011
($ in thousands, except per share amounts)	As Originally Reported	As Restated
Policy acquisition costs	469,739	466,404
Income from continuing operations, before federal income taxes	8,065	11,400
Net income	19,865	22,033
Net income per share:
Basic	0.37	0.41
Diluted	0.36	0.40

Other Information
Year ended December 31,	2011
($ in thousands, except per share amounts)	As Originally Reported	As Restated
Underwriting loss	(106,919)	(103,584)
Combined ratio	107.4	107.2

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This guidance changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets, and are not relevant when measuring the fair value of financial assets or liabilities. In addition, ASU 2011-04 expands the disclosures for unobservable inputs for Level 3 fair value measurements, requiring quantitative and qualitative information to be disclosed related to: (i) the valuation processes used; (ii) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs; and (iii) the use of a nonfinancial asset in a way that differs from the asset’s highest and best use. ASU 2011-04 was effective prospectively for interim and annual periods beginning after December 15, 2011. We have included the disclosures required by this guidance in our notes to the Financial Statements, where appropriate.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. ASU 2011-05 was effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. Based on an amendment issued in December 2011, companies are not required to present separate line items on the income statement for reclassification adjustments out of accumulated other comprehensive income into net income, as would have been required under the initial ASU. This guidance, which is ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was effective concurrently with ASU 2011-05. We have retroactively restated the Financial Statements to comply with the presentation required under this accounting guidance.

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

Pronouncements to be effective in the future
In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"). ASU 2013-11 applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. An unrecognized tax benefit is the difference between a tax position taken or expected to be taken in a tax return and the benefit that is more likely than not sustainable under examination. Under ASU 2013-11, an entity must net an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against deferred tax assets for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when:

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01").  ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment.

ASU 2014-01 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance will not have a material impact on our financial condition or results of operations.

Note 4. Statements of Cash Flow
Supplemental cash flow information for the years ended December 31, 2013, 2012, and 2011 is as follows:

($ in thousands)	2013	2012	2011
Cash paid (received) during the period for:
Interest	$21,465	18,779	18,207
Federal income tax	20,000	6,421	(10,963)

Non-cash items:
Tax-free exchange of fixed maturity securities, AFS	$37,965	18,942	20,643
Tax-free exchange of fixed maturity securities, HTM	15,820	25,168	21,870

At December 31, 2013, included in "Other assets" on the Consolidated Balance Sheet was $7.3 million of cash received from the NFIP which is restricted to pay flood claims under the WYO program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2013, 2012, and 2011:

($ in thousands)	2013	2012	2011
AFS securities:
Fixed maturity securities	$39,559	165,330	130,517
Equity securities	37,421	18,941	13,529
Total AFS securities	76,980	184,271	144,046

HTM securities:
Fixed maturity securities	2,257	3,926	5,566
Total HTM securities	2,257	3,926	5,566

Total net unrealized gains	79,237	188,197	149,612
Deferred income tax expense	(27,733)	(65,869)	(52,364)
Net unrealized gains, net of deferred income tax	51,504	122,328	97,248

(Decrease) increase in net unrealized gains in OCI, net of deferred income tax	$(70,824)	25,080	43,380

(b) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed maturity securities were as follows:

December 31, 2013		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	131	5,423	168	—	5,591
Obligations of state and political subdivisions	348,109	4,013	352,122	17,634	—	369,756
Corporate securities	28,174	(346)	27,828	2,446	—	30,274
ABS	3,413	(655)	2,758	657	—	3,415
CMBS	5,634	(886)	4,748	3,197	—	7,945
Total HTM fixed maturity securities	$390,622	2,257	392,879	24,102	—	416,981

December 31, 2012		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	212	5,504	367	—	5,871
Obligations of state and political subdivisions	491,180	6,769	497,949	28,996	(23)	526,922
Corporate securities	38,285	(812)	37,473	4,648	—	42,121
ABS	6,980	(1,052)	5,928	1,170	—	7,098
CMBS	8,406	(1,191)	7,215	5,434	—	12,649
Total HTM fixed maturity securities	$550,143	3,926	554,069	40,615	(23)	594,661

Unrecognized holding gains/losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.2 years as of December 31, 2013.

During 2013, 16 securities with a carrying value of $39.6 million and a net unrecognized gain position of $1.4 million, were reclassified from an HTM designation to an AFS designation due to credit rating downgrades by Moody’s Investors Service (“Moody’s”) and/or Standard and Poor’s ("S&P") Financial Services. These unexpected rating downgrades indicated significant deterioration of credit worthiness, which changed our intention to hold these securities to maturity.

(c) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2013
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$163,218	10,661	(504)	173,375
Foreign government	29,781	906	(72)	30,615
Obligations of states and political subdivisions	946,455	25,194	(20,025)	951,624
Corporate securities	1,707,928	44,004	(17,049)	1,734,883
ABS	140,430	934	(468)	140,896
CMBS[1]	172,288	2,462	(3,466)	171,284
RMBS[2]	515,877	7,273	(10,291)	512,859
AFS fixed maturity securities	3,675,977	91,434	(51,875)	3,715,536
AFS equity securities	155,350	37,517	(96)	192,771
Total AFS securities	$3,831,327	128,951	(51,971)	3,908,307

December 31, 2012
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$241,874	17,219	(1)	259,092
Foreign government	28,813	1,540	(124)	30,229
Obligations of states and political subdivisions	773,953	44,398	(327)	818,024
Corporate securities	1,368,954	81,696	(402)	1,450,248
ABS	126,330	2,319	(9)	128,640
CMBS[1]	133,763	4,572	(1,216)	137,119
RMBS[2]	456,996	15,961	(296)	472,661
AFS fixed maturity securities	3,130,683	167,705	(2,375)	3,296,013
AFS equity securities	132,441	19,400	(459)	151,382
Total AFS securities	$3,263,124	187,105	(2,834)	3,447,395
1 CMBS includes government guaranteed agency securities with a fair value of $30.0 million at December 31, 2013 and $48.9 million at December 31, 2012.
2 RMBS includes government guaranteed agency securities with a fair value of $55.2 million at December 31, 2013 and $91.0 million at December 31, 2012.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2013 and December 31, 2012, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$16,955	(500)	507	(4)
Foreign government	2,029	(30)	2,955	(42)
Obligations of states and political subdivisions	442,531	(19,120)	13,530	(905)
Corporate securities	511,100	(15,911)	14,771	(1,138)
ABS	68,725	(468)	—	—
CMBS	100,396	(2,950)	6,298	(516)
RMBS	268,943	(10,031)	2,670	(260)
Total fixed maturity securities	1,410,679	(49,010)	40,731	(2,865)
Equity securities	1,124	(96)	—	—
Subtotal	$1,411,803	(49,106)	40,731	(2,865)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$65	(5)	5	441	(20)	14
ABS	—	—	—	2,490	(655)	621
Subtotal	$65	(5)	5	2,931	(675)	635
Total AFS and HTM	$1,411,868	(49,111)	5	43,662	(3,540)	635

December 31, 2012	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$518	(1)	—	—
Foreign government	—	—	2,871	(124)
Obligations of states and political subdivisions	32,383	(327)	—	—
Corporate securities	50,880	(402)	—	—
ABS	9,137	(9)	—	—
CMBS	7,637	(19)	11,830	(1,197)
RMBS	8,710	(59)	5,035	(237)
Total fixed maturity securities	109,265	(817)	19,736	(1,558)
Equity securities	15,901	(459)	—	—
Subtotal	$125,166	(1,276)	19,736	(1,558)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$1,218	(33)	29	1,108	(47)	38
ABS	—	—	—	2,860	(840)	753
Subtotal	$1,218	(33)	29	3,968	(887)	791
Total AFS and HTM	$126,384	(1,309)	29	23,704	(2,445)	791
1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI. In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.
2 Unrecognized holding gains represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security.

As evidenced by the table below, our net unrealized/unrecognized loss positions increased by $49.1 million as of December 31, 2013 compared to the prior year as follows:

($ in thousands)
December 31, 2013			December 31, 2012
Number of Issues	% of Market/Book	Unrealized/Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
556	80% - 99%	$51,835	100	80% - 99%	$2,701
1	60% - 79%	176	1	60% - 79%	233
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$52,011			$2,934

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K.

At December 31, 2013, we had 557 securities in an aggregate unrealized/unrecognized loss position of $52.0 million, $2.9 million of which have been in a loss position for more than 12 months. At December 31, 2012, we had 101 securities in an aggregate unrealized/unrecognized loss position of $2.9 million, $1.7 million of which have been in a loss position for more than 12 months. During 2013, interest rates, other than short-term, generally rose. For example, the yield on the 10-year U.S. Treasury Note rose by 127 basis points. This interest rate movement has negatively impacted our fixed maturity securities portfolio's valuation, thus increasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses. The increase in the unrealized losses does not correspond to any issuer specific credit concerns; however, it does reflect an expected reduction in market value due to higher market interest rates. If interest rates rise further, it is reasonable to expect downward pressure on the fair market values within our fixed maturity securities portfolio, potentially resulting in an increased number of securities in a loss position for an extended period of time, and a corresponding increase in the dollar amount of unrealized losses. For a discussion regarding the sensitivity of interest rate movements and the related impacts on the fixed maturity securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

We do not intend to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of December 31, 2013. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed-maturity securities at December 31, 2013, by contractual maturity are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below is a summary of HTM fixed maturity securities at December 31, 2013:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$67,784	70,422
Due after one year through five years	293,947	312,109
Due after five years through 10 years	31,148	34,450
Total HTM fixed maturity securities	$392,879	$416,981

Listed below is a summary of AFS fixed maturity securities at December 31, 2013:

($ in thousands)	Fair Value
Due in one year or less	$375,313
Due after one year through five years	1,947,709
Due after five years through 10 years	1,363,912
Due after 10 years	28,602
Total AFS fixed maturity securities	$3,715,536

(f) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2013
	December 31,	December 31,	Remaining
($ in thousands)	2013	2012	Commitment
Alternative Investments
Secondary private equity	$25,618	28,032	7,739
Private equity	20,192	18,344	9,998
Energy/power generation	17,361	18,640	6,984
Mezzanine financing	12,738	12,692	18,249
Real estate	11,698	11,751	10,203
Distressed debt	11,579	12,728	2,965
Venture capital	7,025	7,477	400
Total alternative investments	106,211	109,664	56,538
Other securities	1,664	4,412	—
Total other investments	$107,875	114,076	56,538

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

Private Equity
This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally.

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

The fund of funds component of our distressed debt strategy, which makes up approximately $7.9 million of our distressed debt strategy, encompasses a number of strategies that generally fall into one of the following broad categories:

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

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2026.

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

Balance Sheet Information
September 30,
($ in millions)	2013	2012
Investments	$11,020	12,214
Total assets	11,727	12,912
Total liabilities	573	657
Partners’ capital	11,154	12,255

Income Statement Information
12 months ended September 30,
($ in millions)	2013	2012	2011
Net investment income	$406	226	564
Realized gains	913	1,015	893
Net change in unrealized appreciation (depreciation)	382	(100)	1,485
Net income	$1,701	1,141	2,942

Insurance Subsidiaries' other investments income	15	9	21

(g) At December 31, 2013, we had fixed maturity securities, with a carrying value of $62.3 million, that were pledged as collateral for our outstanding borrowing of $58 million with the FHLBI. This outstanding borrowing is included in “Notes payable” on our Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed maturity securities portfolio.

Also at December 31, 2013, we had fixed maturity securities, with a carrying value of $22.1 million, and short-term investments with a carrying value of $0.7 million, that collateralize reinsurance obligations related to our 2011 acquisition of our E&S book of business. Similar to the FHLBI collateral discussion above, we retain all rights regarding these investments. The fixed maturity securities are included in the "Municipal," "Corporate," "U.S. government and government agencies," "RMBS," and "ABS" classifications of our AFS fixed maturity securities portfolio.

In addition, certain bonds with a carrying value of $26.5 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our AFS fixed maturity securities portfolio.

(h) The components of net investment income earned were as follows:

($ in thousands)	2013	2012	2011
Fixed maturity securities	$121,582	124,687	129,710
Equity securities, dividend income	6,140	6,215	4,535
Short-term investments	117	151	160
Other investments	15,208	8,996	20,539
Miscellaneous income	—	—	133
Investment expenses	(8,404)	(8,172)	(7,634)
Net investment income earned	$134,643	131,877	147,443

(i) The following tables summarize OTTI by asset type for the periods indicated:

2013			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
HTM fixed maturity securities:
ABS	$(44)	(47)	3
Total HTM fixed maturity securities	(44)	(47)	3
AFS fixed maturity securities:
RMBS	16	(30)	46
Total AFS fixed maturity securities	16	(30)	46
Equity securities	3,747	—	3,747
Total AFS securities	3,763	(30)	3,793
Other investments	1,847	—	1,847
OTTI losses	$5,566	$(77)	$5,643

2012			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed maturity securities:
ABS	98	—	98
CMBS	(1,525)	(2,335)	810
RMBS	(35)	(218)	183
Total AFS fixed maturity securities	(1,462)	(2,553)	1,091
Equity securities	3,173	—	3,173
OTTI losses	$1,711	(2,553)	4,264

2011			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed maturity securities
Obligations of state and political subdivisions	$17	—	17
Corporate securities	244	—	244
ABS	175	(546)	721
CMBS	(149)	(843)	694
RMBS	346	201	145
Total AFS fixed maturity securities	633	(1,188)	1,821
Equity securities	11,365	—	11,365
OTTI losses	$11,998	(1,188)	13,186

The majority of the OTTI charges in 2013, 2012, and 2011 were primarily comprised of charges on our equity portfolio. In 2013, $2.0 million related to securities that we did not believe would recover in the near term and $1.7 million related to securities for which we had the intent to sell. In 2012, $1.0 million related to securities that we did not believe would recover in the near term and $2.2 million related to securities for which we had the intent to sell. In 2011, $8.5 million related to securities that we did not believe would recover in the near term and $2.9 million related to securities for which we had the intent to sell. Also contributing to the OTTI charges in 2013 were $1.8 million of charges that relate to an investment in a limited liability company within our other investments portfolio that has sustained significant losses for which we do not anticipate recovery.

The following table sets forth, for the periods indicated, credit loss impairments on fixed maturity securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	2013	2012	2011
Balance, beginning of year	$7,477	6,602	17,723
Credit losses remaining in retained earnings after adoption of OTTI accounting guidance	—	—	—
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—	(11,672)
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	11	875	551
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—	—
Balance, end of year	$7,488	7,477	6,602

(j) The components of net realized gains (losses), excluding OTTI charges, were as follows:

($ in thousands)	2013	2012	2011
HTM fixed maturity securities
Gains	$195	194	4
Losses	(95)	(217)	(564)
AFS fixed maturity securities
Gains	3,340	4,452	9,385
Losses	(373)	(472)	(70)
AFS equity securities
Gains	24,776	10,901	6,671
Losses	(408)	(1,205)	—
Short-term investments
Losses	—	(2)	—
Other investments
Gains	—	1	—
Losses	(1,060)	(400)	—
Total other net realized investment gains	26,375	13,252	15,426
Total OTTI charges recognized in earnings	(5,643)	(4,264)	(13,186)
Total net realized gains	$20,732	8,988	2,240

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $135.9 million in 2013, $205.3 million in 2012, and $206.5 million in 2011. Net realized gains in 2013, excluding OTTI charges, were driven by the sale of AFS equity securities due to the rebalancing of our high-dividend yield strategy holdings within our equity portfolio.

Net realized gains in 2012, excluding OTTI charges, were driven by: (i) calls and maturities; and (ii) the sale of AFS equity securities related to rebalancing of our high-dividend yield strategy holdings within our equity portfolio.

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
As of December 31, 2013, we had 10.6 million shares reserved for various stock compensation and purchase plans, retirement plans and dividend reinvestment plans. As a convenience to our employees and directors, we repurchase the Parent’s stock from time-to-time as permitted under our stock-based compensation plans. The Parent has not had an authorized stock repurchase program since 2009. The following table provides information regarding the purchase of the Parent’s common stock during the 2011 through 2013 reporting periods:

($ in thousands)
Period	Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises	Cost of Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises
2013	167,846	$3,716
2012	194,575	3,495
2011	149,997	2,741

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

(b) The components of comprehensive income, both gross and net of tax, for 2013, 2012, and 2011 were as follows:

2013
($ in thousands)	Gross	Tax	Net
Net income	$142,267	35,849	106,418
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(83,934)	(29,377)	(54,557)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,577)	(552)	(1,025)
Non-credit OTTI	14	5	9
Realized gains on AFS securities	(23,540)	(8,239)	(15,301)
Net unrealized losses	(108,960)	(38,136)	(70,824)
Defined benefit pension and post-retirement plans:
Net actuarial gain	59,654	20,879	38,775
Amounts reclassified into net income:
Net actuarial loss	4,374	1,531	2,843
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	64,054	22,419	41,635
Other comprehensive loss	(44,906)	(15,717)	(29,189)
Comprehensive income	$97,361	20,132	77,229

2012
($ in thousands)	Gross	Tax	Net
Net income	$37,635	(328)	37,963
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	47,594	16,657	30,937
Non-credit OTTI recognized in OCI	2,554	894	1,660
Amounts reclassified into net income:
HTM securities	(2,432)	(851)	(1,581)
Non-credit OTTI	280	98	182
Realized gains on AFS securities	(9,412)	(3,294)	(6,118)
Net unrealized gains	38,584	13,504	25,080
Defined benefit pension and post-retirement plans:
Net actuarial loss	(26,566)	(9,298)	(17,268)
Amounts reclassified into net income:
Net actuarial loss	5,903	2,066	3,837
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(20,513)	(7,179)	(13,334)
Other comprehensive income	18,071	6,325	11,746
Comprehensive income	$55,706	5,997	49,709

2011
($ in thousands)	Gross	Tax	Net
Net income	$10,400	(11,633)	22,033
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	70,140	24,548	45,592
Non-credit OTTI recognized in OCI	1,188	416	772
Amounts reclassified into net income:
HTM securities	(2,283)	(799)	(1,484)
Non-credit OTTI	494	173	321
Realized gains on AFS securities	(2,801)	(980)	(1,821)
Net unrealized gains	66,738	23,358	43,380
Defined benefit pension and post-retirement plans:
Net actuarial loss	(16,799)	(5,880)	(10,919)
Amounts reclassified into net income:
Net actuarial loss	4,172	1,460	2,712
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(12,477)	(4,367)	(8,110)
Other comprehensive income	54,261	18,991	35,270
Comprehensive income	$64,661	7,358	57,303

(c) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2013 and 2012 were as follows:

	Net Unrealized (Loss) Gain
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2011	$(3,500)	4,622	96,125	97,247	(54,953)	42,294
OCI before reclassifications	1,660	(447)	31,384	32,597	(17,268)	15,329
Amounts reclassified from AOCI	182	(1,581)	(6,118)	(7,517)	3,934	(3,583)
Net current period OCI	1,842	(2,028)	25,266	25,080	(13,334)	11,746
Balance, December 31, 2012	(1,658)	2,594	121,391	122,327	(68,287)	54,040
OCI before reclassifications	50	(102)	(54,455)	(54,507)	38,775	(15,732)
Amounts reclassified from AOCI	9	(1,025)	(15,301)	(16,317)	2,860	(13,457)
Net current period OCI	59	(1,127)	(69,756)	(70,824)	41,635	(29,189)
Balance, December 31, 2013	$(1,599)	1,467	51,635	51,503	(26,652)	24,851

The reclassifications out of AOCI for 2013 are as follows:

		Affected Line Item in the Consolidated Statement of Income
($ in thousands)	Year ended December 31, 2013
OTTI related
Amortization of non-credit OTTI losses on HTM securities	14	Net investment income earned
	14	Income from continuing operations, before federal income tax
	(5)	Total federal income tax expense (benefit)
	9	Net income
HTM related
Unrealized gains and losses on HTM disposals	390	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(1,967)	Net investment income earned
	(1,577)	Income from continuing operations, before federal income tax
	552	Total federal income tax expense (benefit)
	(1,025)	Net income
Realized gains and losses on AFS
Realized gains and losses on AFS disposals	(23,540)	Net realized investment gains
	(23,540)	Income from continuing operations, before federal income tax
	8,239	Total federal income tax expense (benefit)
	(15,301)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	909	Losses and loss expenses incurred
	3,465	Policy acquisition costs
	4,374	Income from continuing operations, before federal income tax

Prior service cost	7	Losses and loss expenses incurred
	3	Policy acquisition costs
	10	Income from continuing operations, before federal income tax

Curtailment expense	16	Policy acquisition costs
	16	Income from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	4,400	Income from continuing operations, before federal income tax
	(1,540)	Total federal income tax expense (benefit)
	2,860	Net income

Total reclassifications for the period	$(13,457)	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed maturity securities:
HTM	$392,879	416,981	554,069	594,661
AFS	3,715,536	3,715,536	3,296,013	3,296,013
Equity securities, AFS	192,771	192,771	151,382	151,382
Short-term investments	174,251	174,251	214,479	214,479
Receivable for proceeds related to sale of Selective HR Solutions ("Selective HR")	—	—	2,705	2,705
Financial Liabilities
Notes payable:
2.90% borrowings from the Federal Home Loan Bank of Indianapolis ("FHLBI")	13,000	13,319	13,000	13,595
1.25% borrowings from FHLBI	45,000	45,259	45,000	45,590
7.50% Junior Notes	—	—	100,000	101,480
7.25% Senior Notes	49,916	50,887	49,912	52,689
6.70% Senior Notes	99,498	98,247	99,475	107,707
5.875% Senior Notes	185,000	146,298	—	—
Total notes payable	$392,414	354,010	307,387	321,061

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2013 and 2012:

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$173,375	52,153	121,222	—
Foreign government	30,615	—	30,615	—
Obligations of states and political subdivisions	951,624	—	951,624	—
Corporate securities	1,734,883	—	1,734,883	—
ABS	140,896	—	140,896	—
CMBS	171,284	—	171,284	—
RMBS	512,859	—	512,859	—
Total fixed maturity securities	3,715,536	52,153	3,663,383	—
Equity securities	192,771	189,871	—	2,900
Total AFS securities	3,908,307	242,024	3,663,383	2,900
Short-term investments	174,251	174,251	—	—
Total assets	$4,082,558	416,275	3,663,383	2,900

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$259,092	115,861	123,442	19,789
Foreign government	30,229	—	30,229	—
Obligations of states and political subdivisions	818,024	—	818,024	—
Corporate securities	1,450,247	—	1,447,301	2,946
ABS	128,640	—	122,572	6,068
CMBS	137,119	—	129,957	7,162
RMBS	472,662	—	472,662	—
Total fixed maturity securities	3,296,013	115,861	3,144,187	35,965
Equity securities	151,382	147,775	—	3,607
Total AFS securities	3,447,395	263,636	3,144,187	39,572
Short-term investments	214,479	214,479	—	—
Receivable for proceeds related to sale of Selective HR	2,705	—	—	2,705
Total assets	$3,664,579	478,115	3,144,187	42,277
1 There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the years ended December 31, 2013 and 2012:

2013
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
Total net (losses) gains for the period included in:
OCI[1]	(537)	(7)	(74)	772	3,935	—	4,089
Net income[2,3]	(76)	—	—	361	—	(1,480)	(1,195)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,847)	(168)	—	(2,420)	—	(225)	(4,660)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(17,329)	(2,771)	(5,994)	(5,875)	(4,642)	(1,000)	(37,611)
Fair value, December 31, 2013	$—	—	—	—	2,900	—	2,900

2012
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR	Total
Fair value, December 31, 2011	$21,741	2,603	—	354	—	3,212	27,910
Total net (losses) gains for the period included in:
OCI[1]	(22)	185	68	858	—	—	1,089
Net income[2,3]	(193)	—	—	(51)	—	244	—
Purchases	—	—	7,300	5,611	—	—	12,911
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,737)	(630)	—	(624)	—	(751)	(3,742)
Transfers into Level 3	—	788	—	8,247	3,607	—	12,642
Transfers out of Level 3	—	—	(1,300)	(7,233)	—	—	(8,533)
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
1 Amounts are reported in “Unrealized holding (losses) gains arising during period” on the Consolidated Statements of Comprehensive Income.
2 Amounts are reported in “Net realized gains” for realized gains and losses and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income.
3For the receivable related to the sale of Selective HR, amounts in “Loss on disposal of discontinued operations, net of tax” relate to an impairment charge and amounts in “Other income” relate to interest accretion on the Consolidated Statements of Income.

As discussed in Note 2. "Summary of Significant Accounting Policies," in this Form 10-K, the fair value of our Level 3 fixed maturity securities are typically obtained through non-binding broker quotes, which we review for reasonableness. At December 31, 2013, there were no fixed maturity securities that were measured using Level 3 inputs. However during 2013, securities with a fair value of $32.0 million were transferred out of level 3 due to the availability of Level 2 pricing at December 31, 2013 that was not available previously.

In 2012, fixed maturity securities with a fair value of $9.0 million were transferred into Level 3 during the year. These transfers were primarily related to securities that had been previously priced using Level 2 inputs, but due to the availability and nature of the pricing used at the valuation dates, were priced using Level 3 inputs at December 31, 2012. In addition, certain of these transfers related to securities that had previously been classified as HTM, and therefore not measured at fair value, for which available pricing at December 31, 2012 used Level 3 inputs. Fixed maturity securities with a fair value of $8.5 million were transferred out of Level 3 due to the availability of Level 2 pricing at December 31, 2012 that was not available previously.

Equity securities with fair values of $2.9 million and $3.6 million were measured using Level 3 inputs at December 31, 2013 and 2012, respectively. During 2012, two non-publicly traded equity securities were transferred into Level 3 due to the nature of the quotes used at the valuation date. One of these securities was transferred out of Level 3 and into Level 2 at
March 31, 2013, as the pricing as of that date was based on a quoted price in an inactive market. This security was subsequently sold in the second quarter of 2013 for an amount that approximated the March 31, 2013 value. At each reporting date, we review the fair value of the remaining Level 3 security for reasonableness.

At December 31, 2012, the receivable related to the sale of Selective HR was contingent on the purchaser's ability to retain business subsequent to the sale. At that time, the fair value of this receivable was measured using unobservable inputs, the most significant of which was our assumption regarding the retention of business. In the first quarter of 2013, we reached an agreement with the purchaser to settle this receivable for an aggregate of $1.0 million, which was paid in two installments. As a result, the receivable was transferred out of Level 3. See Note 12. "Discontinued Operations" of this Form 10-K for a discussion of the impairment charge that was recorded on this receivable in the first quarter of 2013.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at December 31, 2013 and 2012:

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,591	—	5,591	—
Obligations of states and political subdivisions	369,756	—	369,756	—
Corporate securities	30,274	—	30,274	—
ABS	3,415	—	3,415	—
CMBS	7,945	—	7,945	—
Total HTM fixed maturity securities	$416,981	—	416,981	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,319	—	13,319	—
1.25% borrowings from FHLBI	45,259	—	45,259	—
7.25% Senior Notes	50,887	—	50,887	—
6.70% Senior Notes	98,247	—	98,247	—
5.875% Senior Notes	146,298	146,298	—	—
Total notes payable	$354,010	146,298	207,712	—

December 31, 2012		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,871	—	5,871	—
Obligations of states and political subdivisions	526,922	—	526,922	—
Corporate securities	42,121	—	37,289	4,832
ABS	7,097	—	5,698	1,399
CMBS	12,650	—	12,650	—
Total HTM fixed maturity securities	$594,661	—	588,430	6,231
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,595	—	13,595	—
1.25% borrowings from FHLBI	45,590	—	45,590	—
7.50% Junior Notes	101,480	101,480	—	—
7.25% Senior Notes	52,689	—	52,689	—
6.70% Senior Notes	107,707	107,707	—	—
Total notes payable	$321,061	209,187	111,874	—

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

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $5.1 million at December 31, 2013 and $4.8 million at December 31, 2012.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2013		As of December 31, 2012
($ in thousands)	Reinsurance Balances	% of Net Unsecured Reinsurance	Reinsurance Balances	% of Net Unsecured Reinsurance
Total reinsurance recoverables	$550,897		$1,421,109
Total prepaid reinsurance premiums	143,000		132,637
Less: collateral[1]	(119,732)		(139,335)
Net unsecured reinsurance balances	574,165		1,414,411

Federal and state pools[2]:
NFIP	177,637	31	1,028,685	73
NJ Unsatisfied Claim Judgment Fund	71,732	12	68,655	5
Other	3,034	1	5,749	—
Total federal and state pools	252,403	44	1,103,089	78

Remaining unsecured reinsurance	321,762	56	311,322	22

Hannover Ruckversicherungs AG (A.M. Best rated “A+”)	72,565	13	60,358	4
Munich Re Group (A.M. Best rated “A+”)	69,749	12	66,283	5
Swiss Re Group (A.M. Best rated “A+”)	48,234	8	52,189	4
AXIS Reinsurance Company (A.M. Best rated “A+”)	45,114	8	35,064	3
Partner Reinsurance Company of the U.S. (A.M. Best rated “A+”)	25,730	4	20,074	1
QBE Reinsurance Corporation (A.M. Best rated "A")	15,665	3	13,871	1
All other reinsurers	44,705	8	63,483	4
Total	$321,762	56%	$311,322	22
 1 Includes letters of credit, trust funds, and funds withheld.
2 Considered to have minimal risk of default.
Note: Some amounts may not foot due to rounding.

The decrease in the reinsurance recoverable balance as of December 31, 2013 compared to December 31, 2012 is driven by the impact of Hurricane Sandy on the 2012 balance, including: (i) a $809.6 million decrease related to NFIP flood claims; and (ii) a $55.8 million decrease related to claims covered under our catastrophe excess of loss treaty.

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2013	2012	2011
Premiums written:
Direct	$2,133,793	1,955,667	1,725,396
Assumed	43,650	50,938	51,515
Ceded	(367,284)	(339,722)	(291,559)
Net	$1,810,159	1,666,883	1,485,352

Premiums earned:
Direct	$2,048,530	1,873,007	1,693,021
Assumed	44,464	65,884	29,011
Ceded	(356,922)	(354,772)	(282,719)
Net	$1,736,072	1,584,119	1,439,313

Losses and loss expenses incurred:
Direct	$1,370,293	2,394,640	1,499,340
Assumed	32,678	29,175	20,788
Ceded	(281,233)	(1,302,825)	(445,141)
Net	$1,121,738	1,120,990	1,074,987

The growth in direct premium written (“DPW”) for the Insurance Subsidiaries in both 2013 and 2012 compared to the prior years reflects: (i) pure price increases that we have achieved in our Standard Insurance Operations; (ii) strong retention in our Standard Insurance Operations; and (iii) premium from our newly acquired E&S business. Direct premium earned increases in 2013 and 2012 were consistent with the fluctuation in DPW for 2013 and 2012 compared to the prior year.
Assumed premium levels were high in 2011 as we began writing E&S business through a fronting arrangement in August 2011. This arrangement continued through April 2012, causing an increase in assumed premiums earned in 2012. The subsequent runoff of these earnings in 2013 caused the reduction in assumed net premiums earned in 2013.
Direct losses and loss expenses decreased significantly in 2013, primarily due to the impact of Hurricane Sandy in 2012 which included the following: (i) $136.0 million in gross losses, of which $89.4 million were covered under our catastrophe excess of loss treaty, resulting in a net impact of $46.6 million; and (ii) $1 billion in gross flood losses that are 100% ceded to the federal government, resulting in no net loss to us. Partially offsetting these direct losses were flood claims handling fees of $18.3 million in 2012.
The ceded premiums and losses related to our involvement with the NFIP, in which all of our flood premiums, losses and loss expenses are ceded to the NFIP, are as follows:

($ in thousands)	2013	2012	2011
Ceded premiums written	$(236,309)	(221,094)	(206,711)
Ceded premiums earned	(228,650)	(212,177)	(198,153)
Ceded losses and loss expenses incurred	(183,142)	(1,119,303)	(352,619)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2013	2012	2011
Gross reserves for losses and loss expenses, at beginning of year	$4,068,941	3,144,924	2,830,058
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	1,409,755	549,490	313,739
Net reserves for losses and loss expenses, at beginning of year	2,659,186	2,595,434	2,516,319
Incurred losses and loss expenses for claims occurring in the:
Current year	1,147,263	1,146,591	1,113,733
Prior years	(25,525)	(25,601)	(38,746)
Total incurred losses and loss expenses	1,121,738	1,120,990	1,074,987
Paid losses and loss expenses for claims occurring in the:
Current year	399,559	424,496	440,786
Prior years	572,434	632,742	569,944
Total paid losses and loss expenses	971,993	1,057,238	1,010,730
Acquisition of Mesa Underwriters Specialty Insurance Company ("MUSIC") losses and loss expense reserves	—	—	14,858
Net reserves for losses and loss expenses, at end of year	2,808,931	2,659,186	2,595,434
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of year[1]	540,839	1,409,755	549,490
Gross reserves for losses and loss expenses at end of year	$3,349,770	4,068,941	3,144,924
 1 Includes $44.0 million related to the acquisition of MUSIC at December 31, 2011.

The net losses and loss expense reserves increased by $149.7 million in 2013, $63.8 million in 2012, and $79.1 million in 2011. The losses and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $61.0 million for 2013, $62.2 million for 2012, and $67.6 million for 2011. The changes in the net losses and loss expense reserves were the result of growth in exposures, particularly associated with our E&S line of business, anticipated loss trends, changes in reinsurance retentions, and normal reserve changes inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2013, we experienced overall favorable loss development of approximately $25.5 million, compared to $25.5 million in 2012 and $38.5 million in 2011. The following table summarizes the prior year development by line of business:

Favorable/(Unfavorable) Prior Year Development
($ in millions)	2013	2012	2011
General Liability	$20.0	(2.5)	11.5
Commercial Automobile	4.5	8.5	13.0
Workers Compensation	(23.5)	(2.5)	(6.5)
Businessowners' Policies	9.5	9.0	11.0
Commercial Property	7.5	3.5	5.5
Homeowners	2.5	9.0	4.5
Personal Automobile	3.0	(0.5)	(1.0)
E&S	2.0	—	—
Other	—	1.0	0.5
Total	$25.5	25.5	38.5

The 2013 prior year favorable development of $25.5 million includes $14.5 million of favorable casualty development and $11.0 million of favorable property development. The property development was primarily related to favorable non-catastrophe loss activity, mostly in the 2012 accident year. The casualty lines were driven largely by favorable development in accident years 2006 through 2010, partially offset by unfavorable development in accident year 2012. The favorable development was driven primarily by lower than expected severities in general liability and commercial automobile, which represents a continued trend in these lines of business. The unfavorable development in accident year 2012 was driven by higher than expected severities in the general liability, commercial automobile, and workers compensation lines of business.

The 2012 prior year favorable development of $25.5 million includes $18.0 million of casualty development and $7.5 million of property development. The property development was primarily related to the favorable non-catastrophe loss activity that occurred in the first quarter of 2012 mostly in the 2011 accident year. The casualty lines were driven by favorable development in the 2007 through 2009 accident years partially offset by unfavorable development in accident year 2011. The favorable development was driven by lower than expected severities in all of the major casualty lines, which represents a consistent trend in recent years. The unfavorable development in accident year 2011 was driven by: (i) higher than expected severities in the workers compensation and general liability lines; and (ii) higher than expected frequencies in the commercial auto line. This was partially offset by continued favorable development in the homeowners liability line, due to lower expected severity for this year.

The 2011 prior year favorable development of $38.5 million includes $29.5 million of casualty development and $9.0 million of property development. Overall, the prior year development was driven by accident years 2006, 2008, and 2009, partially offset by the 2010 accident year. The favorable development was driven by the following: (i) premises and operations coverages on our general liability line; (ii) lower frequencies in the commercial automobile line; and (iii) continued favorable reported loss emergence on the liability coverage in our businessowners' policy line. The unfavorable development in accident year 2010 was driven by the following: (i) increased severities experienced in our workers compensation line; and (ii) products coverage on our general liability line.

Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from lack of relevant historical data, the delayed and inconsistent reporting patterns associated with these claims, and uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in asbestos and environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim, and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods.

The following table details our losses and loss expense reserves for various asbestos and environmental claims:

	2013
($ in millions)	Gross	Net
Asbestos	$8.9	7.5
Landfill sites	12.3	7.4
Leaking underground storage tanks	11.6	10.3
Total	$32.8	25.2

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential asbestos and environmental losses. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions.

The following table provides a roll forward of gross and net asbestos and environmental incurred losses and loss expenses and related reserves thereon:

	2013		2012		2011
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$9,170	7,791	8,412	6,586	9,979	8,167
Incurred losses and loss expenses	—	—	1,696	2,000	2,014	2,000
Less: losses and loss expenses paid	(273)	(273)	(938)	(795)	(3,581)	(3,581)
Reserves for losses and loss expenses at the end of year	$8,897	7,518	9,170	7,791	8,412	6,586

Environmental
Reserves for losses and loss expenses at beginning of year	$26,405	19,978	27,600	21,330	33,630	27,599
Incurred losses and loss expenses	347	68	1,363	1,000	(4,285)	(4,750)
Less: losses and loss expenses paid	(2,885)	(2,397)	(2,558)	(2,352)	(1,745)	(1,519)
Reserves for losses and loss expenses at the end of year	$23,867	17,649	26,405	19,978	27,600	21,330

Total Asbestos and Environmental Claims
Reserves for losses and loss expenses at beginning of year	$35,575	27,769	36,012	27,916	43,609	35,766
Incurred losses and loss expenses	347	68	3,059	3,000	(2,271)	(2,750)
Less: losses and loss expenses paid	(3,158)	(2,670)	(3,496)	(3,147)	(5,326)	(5,100)
Reserves for losses and loss expenses at the end of year	$32,764	25,167	35,575	27,769	36,012	27,916

Note 10. Indebtedness
(a) Notes Payable
(1) In the first quarter of 2013, we issued $185 million of 5.875% Senior Notes due 2043. These notes pay interest on February 15, May 15, August 15, and November 15 of each year, beginning on May 15, 2013, and at maturity. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066, which had an associated $3.3 million pre-tax write-off for the remaining capitalized debt issuance costs on these notes. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. There are no financial debt covenants to which we are required to comply in regards to these Senior Notes.

(2) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment was $2.9 million at December 31, 2013 and December 31, 2012, respectively. Our investment provides us the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. All borrowings from FHLBI are required to be secured by certain investments.

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

(3) In the fourth quarter of 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754% and pay interest on May 1 and November 1 each year commencing on May 1, 2006. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of our outstanding debt. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

(4) In the fourth quarter of 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27% and pay interest on May 15 and November 15 each year. We contributed $25 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

(b) Short-Term Debt
Our Line of Credit was renewed effective September 26, 2013, with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There have been no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2013 or at any time during Twelve Months 2013.

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

 The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2013	December 31, 2013
Consolidated net worth	$800 million	$1.2 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	25.5%
A.M. Best financial strength rating	Minimum of A-	A
1 Calculated in accordance with Line of Credit agreement.

In addition to the above requirements, the Line of Credit agreement contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $20 million), which causes or permits the acceleration of principal.

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

•	Our Investments segment is evaluated based on after-tax net investment income and net realized gains and losses.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2013, approximately 23% of net premiums written were related to insurance policies written in New Jersey.

The goodwill balance for our operating segments was $7.8 million at December 31, 2013 and 2012 related to our Standard Insurance Operations segment.

In computing the results of each segment, we do not make adjustments for interest expense or net general corporate expenses. While we do not fully allocate taxes to all segments, we do allocate taxes to our investments segment as we manage that segment on after-tax results. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following summaries present revenues from continuing operations (net investment income and net realized losses on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment
Years ended December 31,
($ in thousands)	2013	2012	2011
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$310,994	288,010	279,610
Workers compensation	267,612	262,108	259,354
General liability	405,322	373,381	344,682
Commercial property	224,412	202,340	192,989
Businessowners’ policies	77,097	68,462	66,225
Bonds	19,000	18,891	18,910
Other	12,182	12,143	9,177
Total standard Commercial Lines	1,316,619	1,225,335	1,170,947
Personal automobile	152,005	152,142	148,824
Homeowners	127,991	113,850	102,764
Other	14,336	13,563	12,864
Total standard Personal Lines	294,332	279,555	264,452
Total Standard Insurance Operations net premiums earned	1,610,951	1,504,890	1,435,399
Miscellaneous income	12,201	8,827	8,069
Total Standard Insurance Operations revenue	1,623,152	1,513,717	1,443,468
E&S Insurance Operations:
Net premiums earned	125,121	79,229	3,914
Investments:
Net investment income	134,643	131,877	147,443
Net realized investment gains	20,732	8,988	2,240
Total investment revenues	155,375	140,865	149,683
Total all segments	1,903,648	1,733,811	1,597,065
Other income	93	291	410
Total revenues from continuing operations	$1,903,741	1,734,102	1,597,475

Segment Income
Years ended December 31,
($ in thousands)	2013	2012	2011
Standard Insurance Operations:
Commercial Lines underwriting gain (loss)	$33,856	(40,935)	(49,952)
Personal Lines underwriting gain (loss)	8,645	(3,514)	(46,971)
Total Standard Insurance Operations underwriting gain (loss), before federal income tax	42,501	(44,449)	(96,923)
GAAP combined ratio	97.4%	103.0	106.8
Statutory combined ratio	97.1%	102.5	106.4

E&S Insurance Operations:
Underwriting loss, before federal income tax	(3,735)	(19,558)	(6,661)
GAAP combined ratio	103.0%	124.7	270.2
Statutory combined ratio	102.9%	118.8	131.3

Investments:
Net investment income	134,643	131,877	147,443
Net realized investment gains	20,732	8,988	2,240
Total investment income, before federal income tax	155,375	140,865	149,683
Tax on investment income	40,489	34,758	37,139
Total investment income, after federal income tax	$114,886	106,107	112,544

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax
Years ended December 31,
($ in thousands)	2013	2012	2011
Standard Insurance Operations underwriting gain (loss), before federal income tax	$42,501	(44,449)	(96,923)
E&S Insurance Operations underwriting loss, before federal income tax	(3,735)	(19,558)	(6,661)
Investment income, before federal income tax	155,375	140,865	149,683
Total all segments	194,141	76,858	46,099
Interest expense	(22,538)	(18,872)	(18,259)
General corporate and other expenses	(27,801)	(20,351)	(16,440)
Income from continuing operations, before federal income tax	$143,802	37,635	11,400

Note 12. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR for proceeds to be received over a 10-year period. These proceeds were based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who distribute the products. In 2013, we settled the remaining receivable for an aggregate of $1.0 million, which was received in two installments during the second quarter of 2013, in full and final settlement of the contingent purchase price. An impairment of $1.5 million was recorded in the first quarter of 2013 and is included in "Loss on disposal of discontinued operations, net of tax" in the Consolidated Statements of Income.

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2013	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$107,415	55,638	$1.93
Net loss from discontinued operations	(997)	55,638	(0.02)
Net income available to common stockholders	$106,418	55,638	$1.91

Effect of dilutive securities:
Stock compensation plans	—	1,172

Diluted EPS:
Net income from continuing operations	$107,415	56,810	$1.89
Net loss from discontinued operations	(997)	56,810	(0.02)
Net income available to common stockholders	$106,418	56,810	$1.87

2012	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$37,963	54,880	$0.69

Effect of dilutive securities:
Stock compensation plans	—	1,053

Diluted EPS:
Net income available to common stockholders	$37,963	55,933	$0.68

2011	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$22,683	54,095	$0.42
Net loss from discontinued operations	(650)	54,095	(0.01)
Net income available to common stockholders	$22,033	54,095	$0.41

Effect of dilutive securities:
Stock compensation plans	—	1,126

Diluted EPS:
Net income from continuing operations	$22,683	55,221	$0.41
Net loss from discontinued operations	(650)	55,221	(0.01)
Net income available to common stockholders	$22,033	55,221	$0.40

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2013	2012	2011
Tax at statutory rate of 35%	$50,331	13,172	3,990
Tax-advantaged interest	(12,718)	(13,285)	(14,381)
Dividends received deduction	(1,174)	(1,260)	(870)
Nonqualified deferred compensation	(425)	(262)	7
Amortization of intangible assets	(101)	687	—
Other	474	620	(29)
Federal income tax expense (benefit) from continuing operations	$36,387	(328)	(11,283)

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2013	2012
Deferred tax assets:
Net loss reserve discounting	$87,967	97,561
Net unearned premiums	64,167	58,981
Employee benefits	19,912	39,752
Long-term incentive compensation plans	12,904	10,078
Temporary investment write-downs	7,586	8,236
Net operating loss	2,818	12,120
Tax credits	17,042	14,150
Other	10,088	9,056
Total deferred tax assets	222,484	249,934
Deferred tax liabilities:
Deferred policy acquisition costs	59,164	53,187
Unrealized gains on investment securities	31,345	67,501
Other investment-related items, net	618	2,488
Accelerated depreciation and amortization	8,744	7,622
Total deferred tax liabilities	99,871	130,798
Net deferred federal income tax asset	$122,613	119,136

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2013 or 2012. The carryforward availability of our net operating loss will begin to expire in 2029 with the remainder expiring through 2031. Our alternative minimum tax credits, which are available to offset future regular taxable income, can be carried forward for an unlimited period of time.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $19.2 million at December 31, 2013, $17.7 million at December 31, 2012, and $16.6 million at December 31, 2011.

We have analyzed our tax positions in all open tax years, which as of December 31, 2013 were 2007 through 2012. The Internal Revenue Service (“IRS”) recently completed a limited scope examination of the 2007 through 2010 tax years, which resulted in no material changes. We do not have unrecognized tax expense or benefit as of December 31, 2013.

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

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan to employees who meet eligibility requirements. Participants can contribute 2% to 50% of their defined compensation to the Retirement Savings Plan not to exceed limits established by the IRS. Employees age 50 or older who are contributing the maximum may also make additional contributions not to exceed the additional amount permitted by the IRS. Subject to IRS limits, the following table presents information regarding plan terms:

	As of January 1, 2011	As of April 5, 2013
SICA match	100% of participant contributions up to the first 3% of defined compensation and 50% up to the next 3%	100% of participant contributions up to the first 3% of defined compensation and 50% up to the next 3%
Non-elective contribution	Non-elective contributions of 4% of defined compensation for employees not eligible to participate in the Retirement Income Plan due to a date of hire after December 31, 2005	Non-elective contributions of 4% of defined compensation expanded to include employees impacted by the curtailment of the Retirement Income Plan
Vesting of match/non-elective contribution	Immediately vested	Immediately vested

Employer contributions to the Retirement Savings Plan amounted to $12.2 million in 2013, $8.2 million in 2012, and $7.0 million in 2011.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees (the "Participants") as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides the Participants the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. A Participant in the Deferred Compensation Plan may, subject to certain limitations, elect to defer compensation or awards to be received, including up to: (i) 50% of annual base salary; (ii) 100% of annual bonus; and/or (iii) all or a percentage of such other compensation as otherwise designated by the administrator of the Deferred Compensation Plan.

In addition to the deferrals elected by the Participants, SICA may also choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. SICA may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion. No discretionary contributions were made in 2013, 2012, or 2011. SICA contributed $0.2 million in 2013, a nominal amount in 2012, and $0.1 million in 2011 to the Deferred Compensation Plan.

(c) Retirement Income Plan and Retirement Life Plan
The Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan" or the "Plan") is a noncontributory defined benefit plan covering SICA employees who met each Plan's eligibility requirements prior to January 1, 2006. As of such date, the Plan was amended to eliminate eligibility for participation by employees first hired on or after January 1, 2006. In addition, the Plan was further amended in the first quarter of 2013 to curtail the accrual of additional benefits for all eligible employees after March 31, 2016. This curtailment resulted in a net actuarial gain recognized in OCI of $44.0 million on a pre-tax basis as of March 31, 2013.

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

The Retirement Income Plan was amended as of July 1, 2002 to provide for different calculations based on service with SICA as of that date. Monthly benefits payable under the Retirement Income Plan at normal retirement age are computed under the terms of those calculations. The earliest retirement age is age 55 with 10 years of service or the attainment of 70 points (age plus years of service). If a participant chooses to begin receiving benefits before their 65th birthday, the amount of the participant's monthly benefit would be reduced in accordance with the provisions of the plan. At retirement, participants receive monthly pension payments and may choose among five payment options, including joint and survivor options.

The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of Directors of SICA may approve from time to time.

The funded status of the Retirement Income Plan and Retirement Life Plan was recognized in the Consolidated Balance Sheets for 2013 and 2012, the details of which are as follows:

December 31,	Retirement Income Plan		Retirement Life Plan
($ in thousands)	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation, beginning of year	$302,647	254,009	6,471	5,897
Service cost	7,517	8,091	—	—
Interest cost	12,477	12,981	283	302
Actuarial (gains) losses	(29,656)	33,596	(224)	660
Benefits paid	(6,978)	(6,030)	(329)	(388)
Impact of curtailment	(29,603)	—	—	—
Benefit obligation, end of year	$256,404	302,647	6,201	6,471

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$207,150	182,614	—	—
Actual return on plan assets, net of expenses	15,925	21,896	—	—
Contributions by the employer to funded plans	9,600	8,550	—	—
Contributions by the employer to unfunded plans	120	120	—	—
Benefits paid	(6,978)	(6,030)	—	—
Fair value of assets, end of year	$225,817	207,150	—	—

Funded status	$(30,587)	(95,497)	(6,201)	(6,471)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(30,587)	(95,497)	(6,201)	(6,471)
Net pension liability, end of year	$(30,587)	(95,497)	(6,201)	(6,471)

Amounts Recognized in AOCI:
Prior service cost	$—	26	—	—
Net actuarial loss	39,640	103,365	1,363	1,667
Total	$39,640	103,391	1,363	1,667

Other Information as of December 31:
Accumulated benefit obligation	250,546	265,899	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.16%	4.42	4.85	4.42
Rate of compensation increase	4.00%	4.00	—	—

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$7,517	8,091	7,575	—	—	—
Interest cost	12,477	12,981	12,349	283	302	306
Expected return on plan assets	(15,755)	(14,206)	(13,924)	—	—	—
Amortization of unrecognized prior service cost	10	150	150	—	—	—
Amortization of unrecognized actuarial loss	4,294	5,863	4,154	80	40	18
Curtailment expense	16	—	—	—	—	—
Total net periodic cost	8,559	12,879	10,304	363	342	324

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	(59,430)	25,906	16,575	(224)	660	224
Reversal of amortization of net actuarial loss	(4,294)	(5,863)	(4,154)	(80)	(40)	(18)
Reversal of amortization of prior service cost	(10)	(150)	(150)	—	—	—
Curtailment expense	(16)	—	—	—	—	—
Total recognized in other comprehensive income	(63,750)	19,893	12,271	(304)	620	206

Total recognized in net periodic benefit cost and other comprehensive income	$(55,191)	32,772	22,575	59	962	530

The amortization of prior service cost related to the Retirement Income Plan and Retirement Life Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.

The estimated net actuarial loss for the Retirement Income Plan and Retirement Life Plan that will be amortized from AOCI into net periodic benefit cost during the 2014 fiscal year are $1.5 million and $0.1 million, respectively.

	Retirement Income Plan			Retirement Life Plan
	2013	2012	2011	2013	2012	2011
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate [1]	4.66%	5.16	5.55	4.42	5.16	5.55
Expected return on plan assets	7.40%	7.75	8.00	—	—	—
Rate of compensation increase	4.00%	4.00	4.00	—	—	—
1  Discount rate for the Retirement Income Plan changed from 4.42% as of December 31, 2012 to 4.66% as of March 31, 2013 due to the remeasurement that was performed with the curtailment of the Plan.

Our latest measurement date was December 31, 2013 and we lowered our expected return on plan assets to 6.92%, reflecting the lower interest rate environment, coupled with our investment strategy to closer match the duration of the assets and liabilities of the Retirement Income Plan. Our expected return is within a reasonable range considering the lower interest rate environment, as well as our actual 8.1% annualized return achieved since plan inception for all plan assets.

Our 2013 discount rate used to value the liability was 5.16% for the Retirement Income Plan and 4.85% for the Retirement Life Plan. When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the plans' obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled.

Plan Assets
Assets of the Retirement Income Plan are invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments. Allocations to these instruments may vary from time to time. In 2014, we will continue to phase in adjustments to the asset allocation of the Retirement Income Plan to steadily close the gap between the duration of the assets and the duration of the liabilities.

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

The plan’s allocated target and ranges, as well as the actual weighted average asset allocation by investment categories, at December 31 was as follows:

	2013			2012
	Target Percentage	Range Percentage	Actual Percentage	Actual Percentage
Equity:
International	10	4 - 18	8	7
Large Capitalization	15	8 - 32	13	15
Small and mid capitalization	5	3 - 15	5	7
Global asset allocation	10	0 - 15	12	10
Alternative investments	10	0 - 15	5	6
Fixed maturity:
Extended duration fixed maturity	50	20 - 80	42	24
Domestic core[1]			—	14
Global bond/high yield/emerging markets[1]			12	13
Cash and short-term investments	—	0 - 5	3	4
Total			100	100
1The Retirement Income Plan currently has fixed maturity security exposures that do not have target and range percentages since these exposures will be phased out over time as we opportunistically migrate from intermediate to long duration fixed maturity security strategies.

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2013 or 2012.

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

The following tables provide quantitative disclosures of the Retirement Income Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2013		Fair Value Measurements at 12/31/13 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investment funds:
International equity	$17,548	5,574	11,974	—
Domestic large capitalization	30,436	30,436	—	—
Small and mid capitalization	6,326	6,326	—	—
Global asset allocation fund	27,257	27,257	—	—
Extended duration fixed maturity	96,920	96,920	—	—
Global bond/high yield/emerging markets fixed maturity	26,984	26,984	—	—
Total investment funds	205,471	193,497	11,974	—
Limited partnership investments:
Equity long/short hedge	41	—	—	41
Private equity	9,899	—	—	9,899
Real estate	2,219	—	—	2,219
Total limited partnerships	12,159	—	—	12,159
Common stocks:
Small and mid capitalization	6,350	6,350	—	—
Total common stocks	6,350	6,350	—	—
Short-term investments	963	963	—	—
Deposit administration contracts	1,023	—	1,023	—
Total invested assets	$225,966	200,810	12,997	12,159

December 31, 2012		Fair Value Measurements at 12/31/12 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/12	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Investment funds:
International equity	$15,751	6,025	9,726	—
Domestic large capitalization	22,910	22,910	—	—
Small and mid capitalization	6,805	6,805	—	—
Global asset allocation	20,778	20,778	—	—
Extended duration fixed maturity	50,556	50,556	—	—
Domestic core fixed maturity	29,984	29,984	—	—
Global bond/high yield/emerging markets fixed maturity	27,230	27,230	—	—
Total investment funds	174,014	164,288	9,726	—
Limited partnership investments:
Equity long/short hedge	41	—	—	41
Private equity	10,385	—	—	10,385
Real estate	2,205	—	—	2,205
Total limited partnerships	12,631	—	—	12,631
Common stocks:
Domestic large capitalization	9,938	9,938	—	—
Small and mid capitalization	7,897	7,897	—	—
Total common stocks	17,835	17,835	—	—
Short-term investments	1,629	1,629	—	—
Deposit administration contracts	979	—	979	—
Total invested assets	$207,088	183,752	10,705	12,631

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

Investments in Limited Partnerships
($ in thousands)	2013	2012
Fair value, beginning of year	$12,631	15,180
Total gains (realized and unrealized)
included in changes in net assets	2,131	1,118
Purchases	560	434
Sales	—	—
Issuances	—	—
Settlements	(3,163)	(4,142)
Transfers into Level 3	—	41
Transfers out of Level 3	—	—
Fair value, end of year	$12,159	12,631

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2013
	December 31,	December 31,	Remaining
($ in thousands)	2013	2012	Amount
Equity long/short hedge	$41	41	—
Private equity	9,899	10,385	3,293
Real estate	2,219	2,205	558
Total alternative investments	$12,159	12,631	3,851

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

At December 31, 2013, the Retirement Income Plan had contractual obligations that expire at various dates through 2022 to further invest up to $3.9 million in alternative investments. There is no certainty that any such additional investment will be required. The Retirement Income Plan currently receives distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

Contributions
We presently anticipate contributing $9.6 million to the Retirement Income Plan in 2014, none of which represents minimum required contribution amounts.

Benefit Payments

($ in thousands)	Retirement Income Plan	Retirement Life Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2014	$8,424	372
2015	9,263	382
2016	10,226	391
2017	11,245	400
2018	12,336	407
2019-2023	76,244	2,108

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

Stockholders approved the amendment and restatement of the Stock Plan effective as of May 1, 2010 (the “Amended Stock Plan”) on April 28, 2010. Under the Amended Stock Plan, the Parent's Board of Directors' Salary and Employee Benefits Committee ("SEBC") may grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Stock Plan. Each award granted under the Amended Stock Plan (except unconditional stock grants and the cash component of Director compensation) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. During 2013, we granted, net of forfeitures, 376,163 RSUs. During 2012, we granted, net of forfeitures, 326,213 RSUs. During 2011, we granted, net of forfeitures, 402,925 RSUs. No options to purchase common stock were granted in 2013, 2012, or 2011. As of December 31, 2013, 4,233,305 shares of the Parent's common stock were authorized under the Amended Stock Plan, and 3,445,663 shares remained available for issuance pursuant to outstanding stock options and RSUs granted under the Stock Plan and the Amended Stock Plan.

During the vesting period, dividend equivalent units ("DEUs") are earned on RSUs. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. We accrued 23,505 DEUs in 2013; 32,558 DEUs in 2012; and 41,469 DEUs in 2011. In addition, 39,296 DEUs were vested in 2013, 48,224 DEUs were vested in 2012, and 33,532 were vested in 2011. The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the related RSUs.

Cash Incentive Plan
The Parent's Cash Incentive Plan (“Cash Incentive Plan”) was approved effective April 1, 2005 by stockholders on April 27, 2005. Stockholders approved the amendment and restatement of the Cash Incentive Plan effective as of May 1, 2010 (the “Amended Cash Incentive Plan”) on April 28, 2010. Under the Amended Cash Incentive Plan, the SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Amended Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of units granted will be adjusted to reflect our performance on specified indicators as compared to targeted peer companies. Each award granted under the Amended Cash Incentive Plan shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Amended Cash Incentive Plan. We granted, net of forfeitures, 55,365 cash incentive units during 2013, 46,961 cash incentive units during 2012, and 46,879 cash incentive units during 2011.

Stock Option Plan II
As of December 31, 2013, 298,680 shares of the Parent's common stock remained available in the reserve for Stock Option Plan II, under which future grants ceased being available on May 22, 2002. Under Stock Option Plan II, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant; and (ii) subject to certain vesting periods as determined by the SEBC. Restricted stock awards also could be subject to the achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was 10 years from the date of the grant.

 Stock Option Plan III
As of December 31, 2013, there were 275,244 shares of the Parent's common stock in the reserve for Stock Option Plan III, under which future grants ceased being available with the approval of the Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards also could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was 10 years from the date of the grant.

Stock Option Plan for Directors
As of December 31, 2013, 114,000 shares of the Parent's common stock remained in the reserve for the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the Stock Plan. Non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which is typically on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan for Non-employee Directors
As of December 31, 2013 there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock. There were no issuances under this plan in 2013, 2012, and 2011.

Employee Stock Purchase Plan
On April 29, 2009, the Parent’s stockholders approved the Parent’s Employee Stock Purchase Plan (2009) (“ESPP”). This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009. Under the ESPP, there were 870,930 shares of the Parent's common stock available for purchase as of December 31, 2013. The ESPP is available to all employees who meet the plan's eligibility requirements. The ESPP provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the ESPP, we issued 122,951 shares to employees during 2013, 129,081 shares during 2012, and 131,705 shares during 2011.

Agent Stock Purchase Plan
On July 27, 2010, the SEBC approved the Parent’s Amended and Restated Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan") which made immaterial amendments to the plan approved by stockholders on April 26, 2006. Under the Agent Plan, there were 2,098,020 shares of the Parent’s common stock available for purchase as of December 31, 2013. The Agent Plan provides for quarterly offerings in which our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Under the Agent Plan, we issued 86,388 shares in 2013, 89,723 shares in 2012, and 111,427 shares in 2011, and charged to expense $0.2 million in each year, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2012	1,096,754	$19.36
Granted in 2013	—	—
Exercised in 2013	182,201	16.98
Forfeited or expired in 2013	11,114	26.59
Outstanding at December 31, 2013	903,439	$19.75	3.92	$6,705
Exercisable at December 31, 2013	903,439	$19.75	3.92	$6,705

The total intrinsic value of options exercised was $1.3 million during 2013, and $0.8 million in 2012 and 2011.

A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2012	1,137,370	$16.54
Granted in 2013	396,713	21.03
Vested in 2013	416,753	15.01
Forfeited in 2013	20,550	17.24
Unvested RSU awards at December 31, 2013	1,096,780	$18.73

As of December 31, 2013, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $4.5 million. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of RSU vested was $9.1 million for 2013, $8.4 million for 2012, and $6.6 million for 2011. In connection with the vested RSUs, the total value of the DEU shares that also vested was $0.9 million during both 2013 and 2012, and $0.6 million in 2011.

At December 31, 2013, the liability recorded in connection with our Cash Incentive Plan was $20.8 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, is adjusted to reflect our performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.2 years. The cash incentive unit payments made were $4.7 million in 2013, and $3.0 million in 2012 and 2011.

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

	ESPP
	2013	2012	2011
Risk-free interest rate	0.11%	0.12	0.13
Expected term	6 months	6 months	6 months
Dividend yield	2.4%	2.9	3.0
Expected volatility	19%	24	19

The grant date fair value of RSUs is based on the market price of our common stock on the grant date, adjusted for the present value of our expected dividend payments. The expense recognized for share-based awards is based on the number of shares or units expected to be issued at the end of the performance period and the grant date fair value, and is amortized over the requisite service period.

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2013, 2012, and 2011 is as follows:

	2013	2012	2011
RSUs	$21.03	17.62	17.17
ESPP:
Six month option	0.97	1.05	0.76
Discount of grant date market value	3.24	2.70	2.62
Total ESPP	4.21	3.75	3.38
Agent Plan:
Discount of grant date market value	2.40	1.76	1.62

Share-based compensation expense charged against net income before tax was $19.9 million for the year ended December 31, 2013 with a corresponding income tax benefit of $6.8 million. Share-based compensation expense that was charged against net income before tax was $13.8 million for the year ended December 31, 2012 and $10.1 million for the year ended December 31, 2011 with corresponding income tax benefits of $4.8 million and $3.5 million, respectively.

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

The following is a summary of transactions with Rue Insurance:

•
Rue Insurance placed insurance policies with the Insurance Subsidiaries. Direct premiums written associated with these policies were $8.2 million in 2013, $7.7 million in 2012, and $7.8 million in 2011. In return, the Insurance Subsidiaries paid standard market commissions to Rue Insurance of $1.3 million in 2013, $1.3 million in 2012, and $1.2 million in 2011 including supplemental commissions.

•
Rue Insurance placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers in 2012 and 2011. We paid premiums for such insurance coverage of $0.2 million in 2012 and 2011.

In 2005, we established a private foundation, The Selective Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made contributions to the Foundation in the amount of $0.4 million in each of 2013, 2012, and 2011.

Note 18. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2013, we had purchased such annuities with a present value of $4.9 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $13.2 million in 2013, $13.1 million in 2012, and $11.6 million in 2011. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2018. See Note 2(p) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 2013, the total future minimum rental commitments under non-cancelable leases were $49.0 million and such yearly amounts are as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2014	$1.4	$11.4	$12.8
2015	1.4	9.2	10.6
2016	0.6	6.3	6.9
2017	0.1	4.7	4.8
2018	—	3.8	3.8
After 2018	—	10.1	10.1
Total minimum payment required	$3.5	$45.5	$49.0

(c) At December 31, 2013, we have contractual obligations that expire at various dates through 2026 to invest up to an additional $56.5 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K.

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
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2013, the various state insurance departments of domicile have adopted the March 2013 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2013	2012	2013	2012	2013	2012	2011
SICA	New Jersey	$309.2	246.2	463.4	369.9	53.1	29.8	15.2
Selective Way Insurance Company ("SWIC")	New Jersey	201.3	167.6	250.3	211.2	27.5	10.1	7.8
Selective Insurance Company of South Carolina ("SICSC")	Indiana	80.7	70.1	111.9	91.4	8.2	2.8	0.7
Selective Insurance Company of the Southeast ("SICSE")	Indiana	56.2	50.1	81.8	69.7	6.0	1.6	0.3
Selective Insurance Company of New York ("SICNY")	New York	51.5	45.3	79.3	72.6	6.9	2.7	1.5
Selective Insurance Company of New England ("SICNE")	New Jersey	4.7	2.7	34.9	32.5	3.1	0.6	0.3
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	14.2	7.6	57.0	45.9	2.5	1.5	0.7
MUSIC	New Jersey	(6.2)	(14.9)	62.3	53.6	5.2	0.9	—
Selective Casualty Insurance Company ("SCIC")	New Jersey	6.1	(2.2)	80.5	72.2	6.6	0.2	—
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	3.1	(0.9)	35.0	31.1	3.1	0.2	—
Total		$720.8	571.6	1,256.4	1,050.1	122.2	50.4	26.5

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC, by 4.5:1 based on their 2013 statutory financial statements. The negative unassigned surplus balance for MUSIC existed prior to our acquisition of this company in 2011. This company has not generated sufficient net income as of yet to offset negative surplus items, such as non-admitted assets. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
The Parent pays dividends to stockholders from funds available at the holding company level. As of December 31, 2013, the Parent had a $71.2 million investment portfolio available to fund future dividends and interest payments. This portfolio is not subject to any regulatory restrictions, whereas our consolidated retained earnings of $1.2 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2014, the Insurance Subsidiaries have the ability to provide for $126.7 million in annual dividends to the Parent; however, as regulated entities these dividends are subject to certain restrictions as is further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana-domiciled Insurance Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from SICSE and SICSC are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $29.7 million as of December 31, 2013, after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

Insurance Subsidiaries Dividend Restrictions
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

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2013 for debt service, shareholder dividends, and general operating purposes:

Dividends		Twelve Months ended December 31, 2013
($ in millions)	State of Domicile	Ordinary Dividends Paid	Extraordinary Dividends Paid	Total Dividends Paid
SICA	New Jersey	$6.0	11.0	17.0
SWIC	New Jersey	6.3	—	6.3
SICSC	Indiana	1.0	—	1.0
SICSE	Indiana	1.5	—	1.5
SICNY	New York	2.4	—	2.4
SICNE	New Jersey	2.0	—	2.0
SAICNJ	New Jersey	1.9	—	1.9
Total		$21.1	11.0	32.1

The extraordinary dividends paid in 2013 were part of the capitalization plan for the formation of SFCIC and SCIC.

Based on the 2013 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2014 are as follows:

		2014
($ in millions)	State of Domicile	Maximum Ordinary Dividends Paid
SICA	New Jersey	$46.3
SWIC	New Jersey	25.0
SICSC	Indiana	11.2
SICSE	Indiana	8.2
SICNY	New York	7.9
SICNE	New Jersey	3.5
SAICNJ	New Jersey	6.8
MUSIC	New Jersey	6.2
SCIC	New Jersey	8.1
SFCIC	New Jersey	3.5
Total		$126.7

Note 21. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2013	2012	2013	2012	2013	2012	2013	2012
Net premiums earned	420,940	378,829	426,252	392,212	437,568	406,225	451,312	406,853
Net investment income earned	32,870	32,628	34,003	34,006	32,457	30,650	35,313	34,593
Net realized gains (losses)	3,355	4,358	5,154	178	13,431	(1,088)	(1,208)	5,540
Underwriting profit (loss)	12,161	(1,363)	4,483	(26,962)	10,151	861	11,971	(36,543)
Net income from continuing operations	22,305	18,093	27,122	288	32,653	18,274	25,335	1,308
Loss on disposal of discontinued operations, net of tax	(997)	—	—	—	—	—	—	—
Net income	21,308	18,093	27,122	288	32,653	18,274	25,335	1,308
Other comprehensive income (loss)	27,881	10,690	(62,643)	5,520	(2,195)	26,507	7,768	(30,971)
Comprehensive income (loss)	49,189	28,783	(35,521)	5,808	30,458	44,781	33,103	(29,663)
Net income per share:
Basic	0.38	0.33	0.49	0.01	0.59	0.33	0.45	0.02
Diluted	0.38	0.33	0.48	0.01	0.57	0.33	0.44	0.02
Dividends to stockholders[1]	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13
Price range of common stock:[2]
High	24.13	19.00	24.75	17.99	25.95	19.37	28.31	20.31
Low	19.53	16.64	19.58	16.22	22.61	16.64	23.55	17.17

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

1 See Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for a discussion of dividend restrictions.
2 These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 2, 2014 and ending February 14, 2014 was $21.38 to $26.99.

Note 22. Subsequent Events
As a result of severe weather conditions, our preliminary estimate for January catastrophe losses is between $28 million and $32 million. The losses were primarily from extreme cold caused by the polar vortex that impacted our entire 22 state footprint.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992.

Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2014

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2013, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 28, 2014
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 28, 2014
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 28, 2014
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 25, 2014
Paul D. Bauer
Director

*	February 25, 2014
Annabelle G. Bexiga
Director

*	February 25, 2014
A. David Brown
Director

*	February 25, 2014
John C. Burville
Director

*	February 25, 2014
Joan M. Lamm-Tennant
Director

*	February 25, 2014
Michael J. Morrissey
Director

*	February 25, 2014
Cynthia S. Nicholson
Director

*	February 25, 2014
Ronald L. O’Kelley
Director

*	February 25, 2014
William M. Rue
Director

*	February 25, 2014
J. Brian Thebault
Director

* By: /s/ Michael H. Lanza	February 28, 2014
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2013

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed maturity securities:
Held-to-maturity:
Foreign government obligations	$5,292	5,591	5,423
Obligations of states and political subdivisions	348,109	369,756	352,122
Public utilities	12,294	13,234	12,250
All other corporate securities	15,880	17,040	15,578
Asset-backed securities	3,413	3,415	2,758
Commercial mortgage-backed securities	5,634	7,945	4,748
Total fixed maturity securities, held-to-maturity	390,622	416,981	392,879

Available-for-sale:
U.S. government and government agencies	163,218	173,375	173,375
Foreign government obligations	29,781	30,615	30,615
Obligations of states and political subdivisions	946,455	951,624	951,624
Public utilities	146,792	146,453	146,453
All other corporate securities	1,561,136	1,588,430	1,588,430
Asset-backed securities	140,430	140,896	140,896
Commercial mortgage-backed securities	172,288	171,284	171,284
Residential mortgage-backed securities	515,877	512,859	512,859
Total fixed maturity securities, available-for-sale	3,675,977	3,715,536	3,715,536

Equity securities:
Common stock:
Public utilities	7,939	7,934	7,934
Banks, trust and insurance companies	26,884	31,446	31,446
Industrial, miscellaneous and all other	120,527	153,391	153,391
Total equity securities, available-for-sale	155,350	192,771	192,771
Short-term investments	174,251	174,251	174,251
Other investments	107,875		107,875
Total investments	$4,504,075		4,583,312

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2013	2012
Assets:
Fixed maturity securities, available-for-sale – at fair value (amortized cost: $55,447 – 2013; $40,701 - 2012)	$55,623	41,202
Short-term investments	15,399	26,787
Cash	193	210
Investment in subsidiaries	1,493,996	1,356,701
Current federal income tax	28,471	8,133
Deferred federal income tax	15,122	19,840
Other assets	9,410	9,695
Total assets	$1,618,214	1,462,568

Liabilities:
Notes payable	$334,414	249,387
Intercompany notes payable	102,721	103,443
Other liabilities	27,151	19,146
Total liabilities	$464,286	371,976

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 99,120,235 – 2013; 98,194,224 – 2012	198,240	196,388
Additional paid-in capital	288,182	270,654
Retained earnings	1,202,015	1,125,154
Accumulated other comprehensive income	24,851	54,040
Treasury stock – at cost (shares: 43,198,622 – 2013; 43,030,776 – 2012)	(559,360)	(555,644)
Total stockholders’ equity	1,153,928	1,090,592
Total liabilities and stockholders’ equity	$1,618,214	1,462,568

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2013	2012	2011
Revenues:
Dividends from subsidiaries	$32,129	196,091	63,025
Net investment income earned	585	495	231
Other income	55	464	362
Total revenues	32,769	197,050	63,618

Expenses:
Interest expense	24,309	20,711	20,203
Other expenses	27,888	20,632	16,832
Total expenses	52,197	41,343	37,035

(Loss) income from continuing operations, before federal income tax	(19,428)	155,707	26,583

Federal income tax benefit:
Current	(22,779)	(4,602)	(12,785)
Deferred	4,835	(9,347)	490
Total federal income tax benefit	(17,944)	(13,949)	(12,295)

Net (loss) income from continuing operations before equity in undistributed income of subsidiaries	(1,484)	169,656	38,878

Equity in undistributed income of continuing subsidiaries, net of tax	108,899	—	—
Dividends in excess of continuing subsidiaries’ current year earnings	—	(131,693)	(16,195)

Net income from continuing operations	107,415	37,963	22,683

Loss on disposal of discontinued operations, net of tax of $(538) - 2013; and $(350) - 2011	(997)	—	(650)

Net income	$106,418	37,963	22,033

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2013	2012	2011
Operating Activities:
Net income	$106,418	37,963	22,033

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(108,899)	—	—
Dividends in excess of continuing subsidiaries’ current year income	—	131,693	16,195
Stock-based compensation expense	8,630	6,939	7,422
Loss on disposal of discontinued operations	997	—	650
Realized gain	—	(219)	—
Amortization – other	4,353	450	229

Changes in assets and liabilities:
Increase in accrued salaries and benefits	6,791	5,221	330
(Increase) decrease in net federal income taxes	(14,968)	4,897	742
Other, net	1,204	(7,014)	(2,234)
Net adjustments	(101,892)	141,967	23,334
Net cash provided by operating activities	4,526	179,930	45,367

Investing Activities:
Purchase of fixed maturity securities, available-for-sale	(21,708)	(148,604)	(19,643)
Redemption and maturities of fixed maturity securities, available-for-sale	6,432	127,344	—
Redemption and maturities of fixed maturity securities, held-to-maturity	—	—	796
Purchase of short-term investments	(241,748)	(106,539)	(128,378)
Sale of short-term investments	253,136	113,700	144,538
Capital contribution to subsidiaries	(57,125)	(139,122)	—
Purchase of subsidiary, net of cash acquired	—	255	(51,728)
Sale of subsidiary	1,225	751	1,152
Net cash used in investing activities	(59,788)	(152,215)	(53,263)

Financing Activities:
Dividends to stockholders	(27,416)	(26,944)	(26,513)
Acquisition of treasury stock	(3,716)	(3,495)	(2,741)
Proceeds from notes payable, net of debt issuance costs	178,435	—	—
Net proceeds from stock purchase and compensation plans	7,119	4,840	5,011
Excess tax benefits (expense) from share-based payment arrangements	1,545	1,060	(90)
Repayment of notes payable	(100,000)	—	—
Borrowings from subsidiaries	—	—	45,000
Principal payment on borrowings from subsidiaries	(722)	(3,688)	(12,654)
Net cash provided by (used in) financing activities	55,245	(28,227)	8,013

Net (decrease) increase in cash	(17)	(512)	117
Cash, beginning of year	210	722	605
Cash, end of year	$193	210	722

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2013

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Insurance Operations Segment	$156,546	3,189,498	995,830	1,610,951	—	1,037,711	303,540	227,199	1,678,497
E&S Insurance Operations Segment	16,435	160,272	63,325	125,121	—	84,027	28,288	16,541	131,662
Investments Segment	—	—	—	—	155,375	—	—	—	—
Total	$172,981	3,349,770	1,059,155	1,736,072	155,375	1,121,738	331,828	243,740	1,810,159

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2The total of “Amortization of deferred policy acquisition costs” of $331,828 and “Other operating expenses” of $243,740 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$579,977
Other income[3]	(12,201)
Other expenses[3]	7,792
Total	$575,568

3 In addition to amounts related to the Standard and E&S Insurance Operations segments, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $93 and $27,894, respectively.

 Year ended December 31, 2012

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Insurance Operations Segment	$141,551	3,948,638	917,918	1,504,890	—	1,057,787	280,700	210,852	1,553,586
E&S Insurance Operations Segment	13,972	120,303	56,788	79,229	—	63,203	17,847	17,737	113,297
Investments Segment	—	—	—	—	140,865	—	—	—	—
Total	$155,523	4,068,941	974,706	1,584,119	140,865	1,120,990	298,547	228,589	1,666,883

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $298,547 and “Other operating expenses” of $228,589 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$526,143
Other income[3]	(8,827)
Other expenses[3]	9,820
Total	$527,136

3 In addition to amounts related to the Standard and E&S Insurance Operations segments, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $291 and $20,642, respectively.

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2011

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Insurance Operations Segment	$131,043	3,083,359	885,850	1,435,399	—	1,071,815	265,009	195,498	1,461,216
E&S Insurance Operations Segment	4,718	61,565	21,141	3,914	—	3,172	1,052	6,351	24,133
Investments Segment	—	—	—	—	149,683	—	—	—	—
Total	$135,761	3,144,924	906,991	1,439,313	149,683	1,074,987	266,061	201,849	1,485,349

1 Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $266,061 and “Other operating expenses” of $201,849 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$466,404
Other income[3]	(8,069)
Other expenses[3]	9,575
Total	$467,910

3 In addition to amounts related to the Insurance Operations segment, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $410 and $16,850, respectively.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2013, 2012, and 2011

($ thousands)	Direct Amount	Assumed From Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed To Net
2013
Premiums earned:
Accident and health insurance	$55	—	55	—	—
Property and liability insurance	2,048,475	44,464	356,867	1,736,072	3%
Total premiums earned	2,048,530	44,464	356,922	1,736,072	3%

2012
Premiums earned:
Accident and health insurance	$58	—	58	—	—
Property and liability insurance	1,872,949	65,884	354,714	1,584,119	4%
Total premiums earned	1,873,007	65,884	354,772	1,584,119	4%

2011
Premiums earned:
Accident and health insurance	$62	—	62	—	—
Property and liability insurance	1,692,959	29,011	282,657	1,439,313	2%
Total premiums earned	1,693,021	29,011	282,719	1,439,313	2%

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2013, 2012, and 2011

($ in thousands)	2013	2012	2011
Balance, January 1	$8,706	7,668	8,091
Additions	3,733	4,536	4,990
Deductions	(2,897)	(3,498)	(5,413)
Balance, December 31	$9,542	8,706	7,668

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

4.1
Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3 No. 333-101489).

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

4.7
Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 8, 2013, File No. 001-33067).

4.8
First Supplemental Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.875% Senior Notes due 2043 (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 8, 2013, File No. 001-33067).

10.1
Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.1a
Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

10.2
Selective Insurance Company of America Deferred Compensation Plan (2005) As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

Exhibit
Number
10.2a
Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

10.2b
Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

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

Exhibit
Number
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

10.30+
Employment Agreement between Selective Insurance Company of America and Gordon J. Gaudet, dated as of May 6, 2013 (incorporated by reference herein to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2013, File No. 001-33067).

10.31+
Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of September 10, 2013 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 11, 2013, File No. 001-33067).

10.32
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of September 26, 2013 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2013, File No. 001-33067).

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

10.37
Amendment No. 3 to the Stock and Asset Purchase Agreement, dated June 3, 2013 (incorporated by reference herein to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-33067).

10.38+
Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.39+
Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

Exhibit
Number
10.40
Stock Purchase Agreement by and between Montpelier Re U.S. Holdings Ltd. and Selective Insurance Group, Inc., dated September 19, 2011 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 20, 2011, File No. 001-33067).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of Annabelle G. Bexiga.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of Joan M. Lamm-Tennant.

*24.6	Power of Attorney of Michael J. Morrissey.

*24.7	Power of Attorney of Cynthia S. Nicholson.

*24.8	Power of Attorney of Ronald L. O'Kelley.

*24.9	Power of Attorney of William M. Rue.

*24.10	Power of Attorney of J. Brian Thebault.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement