Form 10-Q
period 2014-03-31
SELECTIVE INSURANCE GROUP INC
filed 2014-04-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014
or

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
As of March 31, 2014, there were 56,219,199 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2014	December 31, 2013
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $403,536 – 2014; $416,981 – 2013)	$382,056	392,879
Fixed income securities, available-for-sale – at fair value (amortized cost: $3,748,456 – 2014; $3,675,977 – 2013)	3,815,853	3,715,536
Equity securities, available-for-sale – at fair value (cost: $162,370 – 2014; $155,350 – 2013)	197,687	192,771
Short-term investments (at cost which approximates fair value)	137,733	174,251
Other investments	106,720	107,875
Total investments (Note 5)	4,640,049	4,583,312
Cash	245	193
Interest and dividends due or accrued	36,967	37,382
Premiums receivable, net of allowance for uncollectible accounts of: $3,771 – 2014; $4,442 – 2013	553,912	524,870
Reinsurance recoverables, net	574,621	550,897
Prepaid reinsurance premiums	141,603	143,000
Current federal income tax	—	512
Deferred federal income tax	113,061	122,613
Property and equipment – at cost, net of accumulated depreciation and amortization of: $181,959 – 2014; $179,192 – 2013	53,725	50,834
Deferred policy acquisition costs	177,678	172,981
Goodwill	7,849	7,849
Other assets	70,526	75,727
Total assets	$6,370,236	6,270,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,432,432	3,349,770
Unearned premiums	1,078,012	1,059,155
Notes payable	392,420	392,414
Current federal income tax	3,249	—
Accrued salaries and benefits	89,558	111,427
Other liabilities	189,034	203,476
Total liabilities	$5,184,705	5,116,242

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 99,536,697 – 2014; 99,120,235 – 2013	199,073	198,240
Additional paid-in capital	294,365	288,182
Retained earnings	1,212,577	1,202,015
Accumulated other comprehensive income (Note 10)	41,529	24,851
Treasury stock – at cost (shares: 43,317,498– 2014; 43,198,622 – 2013)	(562,013)	(559,360)
Total stockholders’ equity	1,185,531	1,153,928
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,370,236	6,270,170

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2014	2013
Revenues:
Net premiums earned	$456,495	420,940
Net investment income earned	35,534	32,870
Net realized gains:
Net realized investment gains	8,181	5,304
Other-than-temporary impairments	(963)	(1,919)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(30)
Total net realized gains	7,218	3,355
Other income	9,824	2,784
Total revenues	509,071	459,949

Expenses:
Loss and loss expense incurred	320,546	269,849
Policy acquisition costs	149,266	139,528
Interest expense	5,561	5,831
Other expenses	8,614	15,873
Total expenses	483,987	431,081

Income from continuing operations, before federal income tax	25,084	28,868

Federal income tax expense (benefit):
Current	6,538	7,453
Deferred	572	(890)
Total federal income tax expense	7,110	6,563

Net income from continuing operations	17,974	22,305

Loss on disposal of discontinued operations, net of tax of $(538) - 2013	—	(997)

Net income	$17,974	21,308

Earnings per share:
Basic net income from continuing operations	$0.32	0.40
Basic net loss from discontinued operations	—	(0.02)
Basic net income	$0.32	0.38

Diluted net income from continuing operations	$0.31	0.40
Diluted net loss from discontinued operations	—	(0.02)
Diluted net income	$0.31	0.38

Dividends to stockholders	$0.13	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2014	2013
Net income	$17,974	21,308

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	21,426	2,394
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	20
Amount reclassified into net income:
Held-to-maturity securities	(296)	(466)
Non-credit other-than-temporary impairments	—	4
Realized gains on available for sale securities	(4,699)	(3,884)
Total unrealized gains (losses) on investment securities	16,431	(1,932)

Defined benefit pension and post-retirement plans:
Net actuarial gain	—	28,600
Amounts reclassified into net income:
Net actuarial loss	247	1,196
Prior service cost	—	6
Curtailment expense	—	11
Total defined benefit pension and post-retirement plans	247	29,813
Other comprehensive income	16,678	27,881
Comprehensive income	$34,652	49,189

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Three Months ended March 31,
($ in thousands)	2014	2013
Common stock:
Beginning of year	$198,240	196,388
Dividend reinvestment plan (shares: 15,283 – 2014; 17,314 – 2013)	31	35
Stock purchase and compensation plans (shares: 401,179 – 2014; 496,647 – 2013)	802	993
End of period	199,073	197,416

Additional paid-in capital:
Beginning of year	288,182	270,654
Dividend reinvestment plan	320	349
Stock purchase and compensation plans	5,863	5,714
End of period	294,365	276,717

Retained earnings:
Beginning of year	1,202,015	1,125,154
Net income	17,974	21,308
Dividends to stockholders ($0.13 per share – 2014 and 2013)	(7,412)	(7,351)
End of period	1,212,577	1,139,111

Accumulated other comprehensive income:
Beginning of year	24,851	54,040
Other comprehensive income	16,678	27,881
End of period	41,529	81,921

Treasury stock:
Beginning of year	(559,360)	(555,644)
Acquisition of treasury stock (shares: 118,876 – 2014; 146,436 – 2013)	(2,653)	(3,176)
End of period	(562,013)	(558,820)
Total stockholders’ equity	$1,185,531	1,136,345

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Three Months ended March 31,
($ in thousands)	2014	2013
Operating Activities
Net income	$17,974	21,308

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,578	13,148
Sale of renewal rights	(8,000)	—
Loss on disposal of discontinued operations	—	997
Stock-based compensation expense	4,176	3,692
Undistributed (gains) losses of equity method investments	(33)	426
Net realized gains	(7,218)	(3,355)
Retirement income plan curtailment expense	—	16

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	58,938	38,556
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	19,875	30,106
Decrease in net federal income taxes	4,332	5,290
Increase in premiums receivable	(29,042)	(36,202)
Increase in deferred policy acquisition costs	(4,697)	(2,963)
Decrease in interest and dividends due or accrued	414	384
Decrease in accrued salaries and benefits	(21,869)	(4,528)
Decrease in accrued insurance expenses	(26,957)	(12,378)
Other-net	17,293	(26,357)
Net adjustments	17,790	6,832
Net cash provided by operating activities	35,764	28,140

Investing Activities
Purchase of fixed income securities, available-for-sale	(182,809)	(308,289)
Purchase of equity securities, available-for-sale	(61,360)	(2)
Purchase of other investments	(4,615)	(2,329)
Purchase of short-term investments	(398,348)	(644,274)
Sale of subsidiary	—	225
Sale of fixed income securities, available-for-sale	1,302	6,851
Sale of short-term investments	434,865	695,313
Redemption and maturities of fixed income securities, held-to-maturity	9,396	28,644
Redemption and maturities of fixed income securities, available-for-sale	104,358	124,975
Sale of equity securities, available-for-sale	61,523	—
Distributions from other investments	5,704	3,447
Purchase of property and equipment	(5,699)	(3,673)
Sale of renewal rights	8,000	—
Net cash used in investing activities	(27,683)	(99,112)

Financing Activities
Dividends to stockholders	(6,948)	(6,824)
Acquisition of treasury stock	(2,653)	(3,176)
Net proceeds from stock purchase and compensation plans	1,261	1,164
Proceeds from issuance of notes payable, net of debt issuance costs	—	178,623
Repayment of notes payable	—	(100,000)
Excess tax benefits from share-based payment arrangements	770	1,271
Repayments of capital lease obligations	(459)	—
Net cash (used in) provided by financing activities	(8,029)	71,058
Net increase in cash	52	86
Cash, beginning of year	193	210
Cash, end of period	$245	296
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

Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the first quarters ended March 31, 2014 (“First Quarter 2014”) and March 31, 2013 (“First Quarter 2013”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) filed with the SEC.

NOTE 3. Adoption of Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11"). ASU 2013-11 applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. An unrecognized tax benefit is the difference between a tax position taken or expected to be taken in a tax return and the benefit that is more likely than not sustainable under examination. Under ASU 2013-11, an entity must net an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against deferred tax assets for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when:

•
An NOL carryforward, a similar tax loss, or a tax credit carryfoward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or

•
The entity does not intend to use the deferred tax asset for this purpose.If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not impact our financial condition or results of operation.

Pronouncements to be effective in the future
In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01").  ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a newly defined "proportional amortization method" if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as components of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment is required to be accounted for as an equity method investment or a cost method investment.

ASU 2014-01 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance will not have a material impact on our financial condition or results of operations.

NOTE 4. Statements of Cash Flow
Cash paid during the period for interest and federal income taxes was as follows:

	Three Months ended March 31,
($ in thousands)	2014	2013
Cash paid during the period for:
Interest	$2,973	1,964
Federal income tax	2,000	—

Non-cash items:
Tax-free exchange of fixed income securities, AFS	—	8,470
Tax-free exchange of fixed income securities, HTM	15	7,168

At March 31, 2014, included in "Other assets" on the Consolidated Balance Sheets was $6.1 million of cash received from the NFIP, which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of held-to-maturity (“HTM”) fixed income securities as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	110	5,402	150	—	5,552
Obligations of state and political subdivisions	344,360	3,475	347,835	16,472	—	364,307
Corporate securities	21,903	(341)	21,562	2,902	—	24,464
Asset-backed securities (“ABS”)	3,347	(621)	2,726	640	—	3,366
Commercial mortgage-backed securities (“CMBS”)	5,353	(822)	4,531	1,316	—	5,847
Total HTM fixed income securities	$380,255	1,801	382,056	21,480	—	403,536

December 31, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	131	5,423	168	—	5,591
Obligations of state and political subdivisions	348,109	4,013	352,122	17,634	—	369,756
Corporate securities	28,174	(346)	27,828	2,446	—	30,274
ABS	3,413	(655)	2,758	657	—	3,415
CMBS	5,634	(886)	4,748	3,197	—	7,945
Total HTM fixed income securities	$390,622	2,257	392,879	24,102	—	416,981

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.2 years as of March 31, 2014.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$161,428	10,007	(370)	171,065
Foreign government	31,538	912	(29)	32,421
Obligations of states and political subdivisions	963,237	26,617	(10,687)	979,167
Corporate securities	1,777,186	48,305	(9,793)	1,815,698
ABS	131,386	908	(360)	131,934
CMBS[1]	172,386	4,686	(2,256)	174,816
Residential mortgage-backed securities (“RMBS”)[2]	511,295	7,210	(7,753)	510,752
AFS fixed income securities	3,748,456	98,645	(31,248)	3,815,853
AFS equity securities	162,370	35,434	(117)	197,687
Total AFS securities	$3,910,826	134,079	(31,365)	4,013,540

December 31, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$163,218	10,661	(504)	173,375
Foreign government	29,781	906	(72)	30,615
Obligations of states and political subdivisions	946,455	25,194	(20,025)	951,624
Corporate securities	1,707,928	44,004	(17,049)	1,734,883
ABS	140,430	934	(468)	140,896
CMBS[1]	172,288	2,462	(3,466)	171,284
RMBS[2]	515,877	7,273	(10,291)	512,859
AFS fixed income securities	3,675,977	91,434	(51,875)	3,715,536
AFS equity securities	155,350	37,517	(96)	192,771
Total AFS securities	$3,831,327	128,951	(51,971)	3,908,307

1 CMBS includes government guaranteed agency securities with a fair value of $24.5 million at March 31, 2014 and $30.0 million at December 31, 2013.
2 RMBS includes government guaranteed agency securities with a fair value of $48.2 million at March 31, 2014 and $55.2 million at December 31, 2013.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated Other Comprehensive Income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2014 and December 31, 2013, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

March 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$13,119	(370)	—	—
Foreign government	1,753	(9)	2,978	(20)
Obligations of states and political subdivisions	373,064	(9,984)	20,096	(703)
Corporate securities	464,163	(8,636)	17,713	(1,157)
ABS	23,855	(360)	—	—
CMBS	72,437	(1,962)	7,466	(294)
RMBS	221,314	(7,294)	4,823	(459)
Total fixed income securities	1,169,705	(28,615)	53,076	(2,633)
Equity securities	1,938	(117)	—	—
Subtotal	$1,171,643	(28,732)	53,076	(2,633)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$—	—	—	445	(19)	18
ABS	—	—	—	2,495	(621)	592
Subtotal	$—	—	—	2,940	(640)	610
Total AFS and HTM	$1,171,643	(28,732)	—	56,016	(3,273)	610

December 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$16,955	(500)	507	(4)
Foreign government	2,029	(30)	2,955	(42)
Obligations of states and political subdivisions	442,531	(19,120)	13,530	(905)
Corporate securities	511,100	(15,911)	14,771	(1,138)
ABS	68,725	(468)	—	—
CMBS	100,396	(2,950)	6,298	(516)
RMBS	268,943	(10,031)	2,670	(260)
Total fixed income securities	1,410,679	(49,010)	40,731	(2,865)
Equity securities	1,124	(96)	—	—
Subtotal	$1,411,803	(49,106)	40,731	(2,865)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$65	(5)	5	441	(20)	14
ABS	—	—	—	2,490	(655)	621
Subtotal	65	(5)	5	2,931	(675)	635
Total AFS and HTM	$1,411,868	(49,111)	5	43,662	(3,540)	635
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

As evidenced by the table below, our net unrealized/unrecognized loss positions improved by $20.6 million as of March 31, 2014 compared to December 31, 2013 as follows:

($ in thousands)
March 31, 2014			December 31, 2013
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
466	80% - 99%	$31,395	556	80% - 99%	$51,835
—	60% - 79%	—	1	60% - 79%	176
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$31,395			$52,011

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

At March 31, 2014, we had 466 securities in an aggregate unrealized/unrecognized loss position of $31.4 million, $2.7 million of which have been in a loss position for more than 12 months. At December 31, 2013, we had 557 securities in an aggregate unrealized/unrecognized loss position of $52.0 million, $2.9 million of which had been in a loss position for more than 12 months. During First Quarter 2014, interest rates on the 10-year U.S. Treasury Note fell by 31 basis points. This interest rate movement had a positive impact on our fixed income securities portfolio's valuation, thus decreasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses. For a discussion regarding the sensitivity of interest rate movements and the related impacts on the fixed income securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Annual Report.

We do not intend to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of March 31, 2014. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at March 31, 2014, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed income securities at March 31, 2014:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$80,337	81,332
Due after one year through five years	270,608	287,045
Due after five years through 10 years	31,111	35,159
Total HTM fixed income securities	$382,056	403,536

Listed below are AFS fixed income securities at March 31, 2014:

($ in thousands)	Fair Value
Due in one year or less	$425,744
Due after one year through five years	1,991,515
Due after five years through 10 years	1,345,666
Due after 10 years	52,928
Total AFS fixed income securities	$3,815,853

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2014
($ in thousands)	March 31, 2014	December 31, 2013	Remaining Commitment
Alternative Investments
Secondary private equity	$23,595	25,618	6,479
Private equity	21,117	20,192	9,959
Energy/power generation	17,978	17,361	6,984
Mezzanine financing	13,831	12,738	15,038
Distressed debt	10,882	11,579	2,971
Real estate	10,728	11,698	10,178
Venture capital	7,019	7,025	350
Total alternative investments	105,150	106,211	51,959
Other securities	1,570	1,664	597
Total other investments	$106,720	107,875	52,556

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments reports results to us on a quarter lag, the summarized financial statement information for the three-month periods ended December 31 is as follows:

Income Statement Information	Quarter ended December 31,
($ in millions)	2013	2012
Net investment income	$65.1	204.8
Realized gains	63.3	593.4
Net change in unrealized appreciation (depreciation)	505.9	(417.5)
Net income	$634.3	380.7
Selective’s insurance subsidiaries’ other investments income	$5.2	3.6

(f) At March 31, 2014, we had fixed income securities, with a carrying value of $61.8 million, that were pledged as collateral for our outstanding borrowing of $58 million with the Federal Home Loan Bank of Indianapolis (“FHLBI”).  This outstanding borrowing is included in “Notes payable” on the Consolidated Balance Sheets.  In accordance with the terms of our agreement with the FHLBI, we retain all rights regarding these securities, which are included in the “U.S. government and government agencies,” “RMBS,” and “CMBS” classifications of our AFS fixed income securities portfolio.

Also at March 31, 2014, we had fixed income securities, with a carrying value of $22.3 million, and short-term investments with a carrying value of $0.2 million, that collateralize reinsurance obligations related to our 2011 acquisition of our E&S book of business. Similar to the FHLBI collateral discussion above, we retain all rights regarding these investments. These fixed income securities are included in the "Municipal," "Corporate," "U.S. government and government agencies," "RMBS," and "ABS" classifications of our AFS fixed income securities portfolio.

In addition, fixed income securities with a carrying value of $26.2 million were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding these securities, which are primarily included in the "U.S. government and government agencies" classification of our AFS fixed income securities portfolio.

(g) The components of net investment income earned for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2014	2013
Fixed income securities	$31,028	30,089
Equity securities	1,449	1,207
Short-term investments	19	52
Other investments	5,218	3,602
Investment expenses	(2,180)	(2,080)
Net investment income earned	$35,534	32,870

(h) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2014	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$963	—	963
Total AFS Securities	963	—	963
OTTI losses	$963	—	963

First Quarter 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities
RMBS	$(22)	(30)	8
Total AFS fixed income securities	(22)	(30)	8
Equity securities	217	—	217
Total AFS securities	195	(30)	225
Other investments	1,724	—	1,724
OTTI losses	$1,919	(30)	1,949

The OTTI charges in First Quarter 2014 relate to equity securities for which we have the intent to sell. The majority of the OTTI charges in First Quarter 2013 related to an investment in a limited liability company within our other investments portfolio that had sustained significant losses for which we did not anticipate recovery. For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data" of our 2013 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended March 31,
($ in thousands)	2014	2013
Balance, beginning of period	$7,488	7,477
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	9
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$7,488	7,486

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2014	2013
HTM fixed income securities
Gains	$—	—
Losses	(11)	(37)
AFS fixed income securities
Gains	158	951
Losses	(112)	(253)
AFS equity securities
Gains	8,317	5,671
Losses	(171)	(168)
Other investments
Gains	—	—
Losses	—	(860)
Total other net realized investment gains	8,181	5,304
Total OTTI charges recognized in earnings	(963)	(1,949)
Total net realized gains	$7,218	3,355

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. The $8.2 million and $5.3 million in net realized gains in First Quarter 2014 and First Quarter 2013, respectively, were primarily related to the sale of AFS equity securities due to a rebalancing of our equity portfolio.

Proceeds from the sale of AFS securities were $62.8 million in First Quarter 2014 and $6.9 million in First Quarter 2013.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$382,056	403,536	392,879	416,981
AFS	3,815,853	3,815,853	3,715,536	3,715,536
Equity securities, AFS	197,687	197,687	192,771	192,771
Short-term investments	137,733	137,733	174,251	174,251
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,243	13,000	13,319
1.25% borrowings from FHLBI	45,000	45,226	45,000	45,259
7.25% Senior Notes	49,917	53,065	49,916	50,887
6.70% Senior Notes	99,503	102,810	99,498	98,247
5.875% Senior Notes	185,000	165,316	185,000	146,298
Total notes payable	$392,420	379,660	392,414	354,010

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

For a discussion of the techniques used to value the majority of our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2013 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2014 and December 31, 2013:

March 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 3/31/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$171,065	51,796	119,269	—
Foreign government	32,421	—	32,421	—
Obligations of states and political subdivisions	979,167	—	979,167	—
Corporate securities	1,815,698	—	1,815,698	—
ABS	131,934	—	131,934	—
CMBS	174,816	—	174,816	—
RMBS	510,752	—	510,752	—
Total AFS fixed income securities	3,815,853	51,796	3,764,057	—
Equity securities	197,687	194,787	—	2,900
Total AFS Securities	4,013,540	246,583	3,764,057	2,900
Short-term investments	137,733	137,733	—	—
Total assets measured at fair value	$4,151,273	384,316	3,764,057	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/13	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$173,375	52,153	121,222	—
Foreign government	30,615	—	30,615	—
Obligations of states and political subdivisions	951,624	—	951,624	—
Corporate securities	1,734,883	—	1,734,883	—
ABS	140,896	—	140,896	—
CMBS	171,284	—	171,284	—
RMBS	512,859	—	512,859	—
Total AFS fixed income securities	3,715,536	52,153	3,663,383	—
Equity securities	192,771	189,871	—	2,900
Total AFS Securities	3,908,307	242,024	3,663,383	2,900
Short-term investments	174,251	174,251	—	—
Total assets measured at fair value	$4,082,558	416,275	3,663,383	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

There have been no changes in the fair value of securities measured using Level 3 prices during First Quarter 2014. The following table provides a summary of these changes during 2013:

December 31, 2013
($ in thousands)	Government	Corporate	ABS	CMBS	Equity	Receivable for Proceeds Related to Sale of Selective HR Solutions ("Selective HR")	Total
Fair value, December 31, 2012	$19,789	2,946	6,068	7,162	3,607	2,705	42,277
Total net (losses) gains for the period included in:
OCI[1]	(537)	(7)	(74)	772	3,935	—	4,089
Net income[2,3]	(76)	—	—	361	—	(1,480)	(1,195)
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	(1,847)	(168)	—	(2,420)	—	(225)	(4,660)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(17,329)	(2,771)	(5,994)	(5,875)	(4,642)	(1,000)	(37,611)
Fair value, December 31, 2013	$—	$—	$—	$—	$2,900	$—	$2,900
1 Amounts are reported in “Unrealized holding (losses) gains arising during period” on the Consolidated Statements of Comprehensive Income in our 2013 Annual Report.
2 Amounts are reported in “Net realized gains” for realized gains and losses and “Net investment income earned” for amortization of securities on the Consolidated Statements of Income in our 2013 Annual Report.
3 For the receivable related to the sale of Selective HR, amounts in "Loss on disposal of discontinued operations, net of tax" relate to an impairment charge and amounts in "Other income" relate to interest accretion on the Consolidated Statements of Income in our 2013 Annual Report.

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2013 Annual Report, the fair value of our Level 3 fixed income securities is typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. There were no fixed income securities measured using Level 3 inputs at March 31, 2014 and December 31, 2013. However, in 2013, fixed income securities with a fair value of $32.0 million were transferred out of Level 3 during the year due to the availability of Level 2 pricing at December 31, 2013 that was not available previously.

Equity securities with fair values of $2.9 million were measured using Level 3 inputs at March 31, 2014 and December 31, 2013. An equity security with a fair value of $4.6 million was transferred out of Level 3 during 2013 due to the availability of Level 2 pricing at the date of transfer. In addition, the receivable related to the sale of Selective HR was settled during 2013 and as a result was also transferred out of Level 3.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2014 and December 31, 2013:

March 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 3/31/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,552	—	5,552	—
Obligations of states and political subdivisions	364,307	—	364,307	—
Corporate securities	24,464	—	24,464	—
ABS	3,366	—	3,366	—
CMBS	5,847	—	5,847	—
Total HTM fixed income securities	$403,536	—	403,536	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,243	—	13,243	—
1.25% borrowings from FHLBI	45,226	—	45,226	—
7.25% Senior Notes	53,065	—	53,065	—
6.70% Senior Notes	102,810	—	102,810	—
5.875% Senior Notes	165,316	165,316	—	—
Total notes payable	$379,660	165,316	214,344	—

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,591	—	5,591	—
Obligations of states and political subdivisions	369,756	—	369,756	—
Corporate securities	30,274	—	30,274	—
ABS	3,415	—	3,415	—
CMBS	7,945	—	7,945	—
Total HTM fixed income securities	$416,981	—	416,981	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,319	—	13,319	—
1.25% borrowings from FHLBI	45,259	—	45,259	—
7.25% Senior Notes	50,887	—	50,887	—
6.70% Senior Notes	98,247	—	98,247	—
5.875% Senior Notes	146,298	146,298	—	—
Total notes payable	$354,010	146,298	207,712	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

	Quarter ended March 31,
($ in thousands)	2014	2013
Premiums written:
Direct	$557,891	528,816
Assumed	7,850	8,482
Ceded	(88,991)	(87,174)
Net	$476,750	450,124
Premiums earned:
Direct	$536,700	494,066
Assumed	10,185	12,463
Ceded	(90,390)	(85,589)
Net	$456,495	420,940
Loss and loss expense incurred:
Direct	$358,349	365,646
Assumed	7,479	9,074
Ceded	(45,282)	(104,871)
Net	$320,546	269,849

The growth in direct premium written ("DPW") for our ten insurance subsidiaries ("Insurance Subsidiaries") in First Quarter 2014 compared to First Quarter 2013 reflects pure price increases and retention that we have achieved in our Standard Insurance Operations.

Direct premiums earned increases in First Quarter 2014 were consistent with the fluctuation in DPW for the twelve-month period ended March 31, 2014 as compared to the twelve-month period ended March 31, 2013.

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

NFIP	Quarter ended March 31,
($ in thousands)	2014	2013
Ceded premiums written	$(57,303)	(56,707)
Ceded premiums earned	(58,286)	(55,327)
Ceded loss and loss expense incurred	(7,379)	(76,176)

NOTE 8. Segment Information
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

In First Quarter 2014, we sold the renewal rights to our $38 million self-insured group, or "SIG," book of business within the Standard Insurance Operations segment. We decided to opportunistically sell this very small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we will continue to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of the Standard Insurance Operations revenue.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2014	2013
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$82,216	74,347
Workers compensation	69,413	66,084
General liability	108,818	97,703
Commercial property	60,186	53,415
Businessowners’ policies	20,869	18,540
Bonds	4,756	4,764
Other	3,183	2,992
Total Standard Commercial Lines	349,441	317,845
Personal automobile	38,226	38,393
Homeowners	33,298	31,135
Other	3,294	3,508
Total Standard Personal Lines	74,818	73,036
Total Standard Insurance Operations net premiums earned	424,259	390,881
Miscellaneous income	9,819	2,720
Total Standard Insurance Operations revenue	434,078	393,601
E&S Insurance Operations:
Net premiums earned	32,236	30,059
Investments:
Net investment income	35,534	32,870
Net realized investment gains	7,218	3,355
Total investment revenues	42,752	36,225
Total all segments	509,066	459,885
Other income	5	64
Total revenues from continuing operations	$509,071	459,949

Income from Continuing Operations before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2014	2013
Standard Insurance Operations:
Commercial Lines underwriting (loss) gain	$(3,630)	6,102
Personal Lines underwriting (loss) gain	(2,360)	5,973
Total Standard Insurance Operations underwriting (loss) gain, before federal income tax	(5,990)	12,075
GAAP combined ratio	101.4%	96.9%
Statutory combined ratio	101.1%	96.8%

E&S Insurance Operations:
Underwriting gain	975	86
GAAP combined ratio	97.0%	99.7%
Statutory combined ratio	97.9%	98.2%

Investments:
Net investment income	35,534	32,870
Net realized investment gains	7,218	3,355
Total investment income, before federal income tax	42,752	36,225
Tax on investment income	11,575	9,205
Total investment income, after federal income tax	31,177	27,020

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2014	2013
Standard Insurance Operations underwriting (loss) gain, before federal income tax	$(5,990)	12,075
E&S Insurance Operations underwriting gain, before federal income tax	975	86
Investment income, before federal income tax	42,752	36,225
Total all segments	37,737	48,386
Interest expense	(5,561)	(5,831)
General corporate and other expenses	(7,092)	(13,687)
Income from continuing operations, before federal income tax	$25,084	28,868

NOTE 9. Retirement Plans
The following table shows the net periodic benefit cost related to the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the life insurance benefits provided to eligible Selective Insurance Company of America retirees (referred to as the "Retirement Life Plan"). For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8.“Financial Statements and Supplementary Data.” of our 2013 Annual Report.

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
($ in thousands)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,627	2,449	—	—
Interest cost	3,254	3,303	73	70
Expected return on plan assets	(3,919)	(3,848)	—	—
Amortization of unrecognized prior service cost	—	10	—	—
Amortization of unrecognized net actuarial loss	367	1,822	13	18
Curtailment expense	—	16	—	—
Total net periodic cost	$1,329	3,752	86	88

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
	2014	2013	2014	2013
Weighted-Average Expense Assumptions:
Discount rate	5.16%	4.42	4.85%	4.42
Expected return on plan assets	6.92	7.40	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $9.8 million to the Retirement Income Plan in 2014, $2.7 million of which has been funded as of March 31, 2014.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2014 and 2013 are as follows:

First Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$25,084	7,110	17,974
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	32,964	11,538	21,426
Amounts reclassified into net income:
HTM securities	(456)	(160)	(296)
Realized gains on AFS securities	(7,229)	(2,530)	(4,699)
Net unrealized gains	25,279	8,848	16,431
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	380	133	247
Prior service cost	—	—	—
Defined benefit pension and post-retirement plans	380	133	247
Other comprehensive income	25,659	8,981	16,678
Comprehensive income	$50,743	16,091	34,652

First Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$27,333	6,025	21,308
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	3,684	1,290	2,394
Non-credit OTTI recognized in OCI	30	10	20
Amounts reclassified into net income:
HTM securities	(717)	(251)	(466)
Non-credit OTTI	7	3	4
Realized gains on AFS securities	(5,976)	(2,092)	(3,884)
Net unrealized losses	(2,972)	(1,040)	(1,932)
Defined benefit pension and post-retirement plans:
Net actuarial losses	44,000	15,400	28,600
Amounts reclassified into net income:
Net actuarial loss	1,840	644	1,196
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	45,866	16,053	29,813
Other comprehensive income	42,894	15,013	27,881
Comprehensive income	$70,227	21,038	49,189

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2014 are as follows:

March 31, 2014	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2013	$(1,599)	1,467	51,635	51,503	(26,652)	24,851
OCI before reclassifications	—	—	21,426	21,426	—	21,426
Amounts reclassified from AOCI	—	(296)	(4,699)	(4,995)	247	(4,748)
Net current period OCI	—	(296)	16,727	16,431	247	16,678
Balance, March 31, 2014	$(1,599)	1,171	68,362	67,934	(26,405)	41,529

The reclassifications out of AOCI for First Quarter 2014 are as follows:

($ in thousands)	Quarter ended March 31, 2014	Affected Line Item in the Unaudited Consolidated Statement of Income
HTM related
Unrealized losses on HTM disposals	24	Net realized gains
Amortization of net unrealized gains on HTM securities	(480)	Net investment income earned
	(456)	Income from continuing operations, before federal income tax
	160	Total federal income tax expense
	(296)	Net income
Realized gains and losses on AFS
Realized gains on AFS disposals and OTTI	(7,229)	Net realized gains
	(7,229)	Income from continuing operations, before federal income tax
	2,530	Total federal income tax expense
	(4,699)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	87	Loss and loss expense incurred
	293	Policy acquisition costs
Total defined benefit pension and post-retirement life plans	380	Income from continuing operations, before federal income tax
	(133)	Total federal income tax expense
	247	Net income

Total reclassifications for the period	$(4,748)	Net income

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below in Part II “Other Information.” These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

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
Our E&S Insurance Operations products and services are sold through one subsidiary. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides us with a nationally-authorized non-admitted platform to write commercial and personal E&S lines business.
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."
The purpose of Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2013 Annual Report filed with the U.S. Securities and Exchange Commission ("SEC").
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for First Quarter 2014 and First Quarter 2013;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary investment impairments; and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2013 Annual Report, pages 44 through 52.

Financial Highlights of Results for First Quarter 2014 and First Quarter 20131

	Quarter ended March 31,
($ and shares in thousands, except per share amounts)	2014	2013	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$509,071	459,949	11%
Pre-tax net investment income	35,534	32,870	8
Pre-tax net income	25,084	27,333	(8)
Net income	17,974	21,308	(16)
Diluted net income per share	0.31	0.38	(18)
Diluted weighted-average outstanding shares	57,172	56,455	1
GAAP combined ratio	101.1%	97.1	4.0	pts
Statutory combined ratio[2]	100.8%	96.8	4.0
Return on average equity	6.1%	7.7	(1.6)
Non-GAAP measures:
Operating income[3]	$13,283	20,124	(34)%
Diluted operating income per share[3]	0.23	0.36	(36)
Operating return on average equity[3]	4.5%	7.2	(2.7)	pts

[1]	Refer to the Glossary of Terms attached to our 2013 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
The statutory combined ratio for First Quarter 2013 included 1.3 points related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

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

 The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2014	2013
Operating income	$13,283	20,124
Net realized gains, net of tax	4,691	2,181
Loss on disposal of discontinued operations, net of tax	—	(997)
Net income	$17,974	21,308

Diluted operating income per share	$0.23	0.36
Diluted net realized gains per share	0.08	0.04
Diluted net loss from disposal of discontinued operations per share	—	(0.02)
Diluted net income per share	$0.31	0.38

Over the long term, we target a return on average equity that is three points higher than our cost of capital, or 12%, excluding the impact of realized gains and losses, which is referred to as operating return on average equity. Our operating return on average equity was 4.5% in First Quarter 2014 compared to 7.2% in First Quarter 2013. Our operating return on average equity contribution by component is as follows:

Operating Return on Average Equity	Quarter ended March 31,
	2014	2013
Standard Insurance Operations	(1.3)%	2.8%
E&S Insurance Operations	0.2%	—
Investments	9.1%	8.9%
Other	(3.5)%	(4.5)%
Total	4.5%	7.2%

Our operating return on average equity in First Quarter 2014 reflects a higher GAAP combined ratio of 101.1% compared to 97.1% in First Quarter 2013. Extreme winter weather was a significant driver of our First Quarter 2014 results. Information concerning these property losses, as well as other variances are as follows:

•
Catastrophe losses for First Quarter 2014 were $34 million, or 7.5 points, compared to $1.6 million, or 0.4 points, in First Quarter 2013. The majority of these catastrophe losses were attributed to weather events defined by Insurance Services Office property claims service ("PCS") as CATs 31 and 32 in January, which brought freezing temperatures and snowstorms to our 22-state standard lines footprint.

•
Non-catastrophe property losses in First Quarter 2014 that were at one of the highest levels that we have experienced in recent years. The impact varied by line but, for both standard lines and E&S, non-catastrophe property losses for First Quarter 2014 were approximately $91 million, or 20 points, on our total combined ratio. This was about 5 points higher than First Quarter 2013 and 6 points higher than the non-catastrophe property loss quarterly average over the last three-year period. These non-catastrophe property losses were primarily the result of roof collapses, frozen pipes, and fires which were often related to the extreme weather experienced throughout our footprint states.

Partially offsetting these losses were:

•
Renewal pure price increases of 7.6% that we achieved in full-year 2013, which are currently earning in at about 7.3%. This earned rate is above the loss cost trend of approximately 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio is about 2.5 points.

•
Favorable prior year casualty development in First Quarter 2014 that was $14 million, or 3.1 points, compared to favorable prior year casualty development of $2 million, or 0.4 points, in First Quarter 2013. We experienced stable workers compensation trends in the quarter with no development either favorable or unfavorable. The level of releases in First Quarter 2014 was driven by improving claim trends within our general liability line of business for the 2009 through 2012 accident years.

•
$8 million, or 1.8 points, in other income for the March 2014 sale of the renewal rights to our self-insured group, or "SIG," book of pooled public entity business. Although we did not solicit buyers, we decided to sell this very small and specialized book of business when the opportunity presented itself because it had significant production outside of our standard lines footprint, and proved difficult to grow. We, however, have retained our substantial individual risk public entity book of business and we will continue to look for opportunities to grow it.

The remaining fluctuation in our operating return on average equity was driven by reduced corporate expenses that included the following: (i) the First Quarter 2013 redemption of our previously outstanding 7.50% Junior Subordinated Notes due 2066, that resulted in capitalized debt issue costs of $3.3 million, pre-tax, being charged to expense; and (ii) reduced long-term employee compensation expense associated with changes in our stock price. These items are captured within the "Other" component in the table above.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries' underwriting results:

All Lines	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$476,750	450,124	6%
Net premiums earned (“NPE”)	456,495	420,940	8
Less:
Loss and loss expense incurred	320,546	269,849	19
Net underwriting expenses incurred	139,726	137,844	1
Dividends to policyholders	1,238	1,086	14
Underwriting (loss) gain	$(5,015)	12,161	(141)%
GAAP Ratios:
Loss and loss expense ratio	70.2%	64.1	6.1	pts
Underwriting expense ratio	30.6	32.7	(2.1)
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	101.1	97.1	4.0
Statutory Ratios:
Loss and loss expense ratio[1]	70.2	64.1	6.1
Underwriting expense ratio[1]	30.3	32.4	(2.1)
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio[1]	100.8%	96.8	4.0	pts
1 Statutory ratios for First Quarter 2013 included 0.3 points in the loss and loss expense ratio, 1.0 points in the underwriting ratio, and 1.3 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The growth in NPW for our Insurance Subsidiaries in First Quarter 2014 compared to First Quarter 2013 was primarily driven by renewal pure price increases and strong retention in our Standard Commercial Lines Insurance Operations.

NPE increases in First Quarter 2014 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2014 compared to the twelve-month period ended March 31, 2013.

The increase in the combined ratio for First Quarter 2014 was primarily driven by property results that were impacted by extreme winter weather. For a discussion on these property losses as well as other variances, see the discussion above.

Outlook
In their 2013 year-end review, dated February 4, 2014, A.M. Best and Company ("A.M. Best") projected an industry combined ratio of 99.4% for 2014. Their report cited: "In looking ahead to 2014, A.M. Best expects premiums to continue growing through price increases, but the pace of these rate changes are expected to slow and temper growth in premium." Underwriting results should improve slightly on the rate level achieved in recent years, although less favorable development of prior years’ loss reserves is anticipated. In addition, a more normal level of catastrophe losses could increase combined ratios by almost 200 basis points, and the industry will continue to be challenged by the relatively low investment yields that are expected to persist through 2014, as well as the slow recovery from the recession of 2007 through 2009.

Although A.M. Best is continuing to maintain its negative outlook for the commercial lines market reflecting "the uncertainty around loss-reserve development and continued low profit margins driven by low investment yields," it anticipates a 99.9% statutory combined ratio driven by: (i) a more normal level of catastrophe losses; (ii) less favorable loss-reserve development; and (iii) loss trends that are partially offset by lower pricing. For personal lines, A.M. Best maintains a stable outlook in the coming year reflecting ongoing stability of the auto line and successful carriers continuing to enhance the granularity of their home pricing models. Standard & Poor's ("S&P"), while maintaining a stable outlook on the property and casualty industry, believes that "rate increases will lose steam and fail to outpace loss cost trends" in 2014.

In early 2012, we laid out a three-year plan to achieve overall annual renewal pure price increases of 5% to 8%. Our expectation for full-year 2014 is 6% to 7%, and we achieved 6.4% in First Quarter 2014. In addition, we are revising our previously disclosed expectations for our Standard Personal Lines and our E&S Lines as we are currently expecting this business, as well as our Standard Commercial Lines business, to each achieve renewal pure price increases of 6% to 7% for full-year 2014. In our Standard Commercial Lines, we have achieved renewal pure price increases for 20 consecutive quarters, including 6.4% for First Quarter 2014, 7.6% for full-year 2013, and 6.3% for full-year 2012. The 7.6% renewal pure price increase in 2013 translated into earned price increases of 7.3% in First Quarter 2014 which is above loss cost trends of approximately 3%. The 6% to 7% overall renewal pure price increases that we expect to achieve in 2014 are also above loss cost trends, and will continue to add to profitability in 2015. Furthermore in First Quarter 2014, we achieved renewal pure price increases of 6.8% in our Standard Personal Lines, and 4.1% in our E&S Lines.

Our First Quarter 2014 statutory combined ratio, excluding catastrophes, was 93.3%, which is in line with our stated full-year 2014 goal of 92%. The catastrophe losses in First Quarter 2014 of $34 million added 7.5 points to our statutory combined ratio, compared to our full-year catastrophe loss expectation of four points. This increased level of catastrophe losses was related to extreme winter weather, primarily driven by weather events defined by PCS as CATs 31 and 32 in January.

The yield on the 10-year U.S. Treasury Notes fell by 31 basis points in First Quarter 2014. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the interest rate environment presents a significant challenge in generating after-tax return on our investment portfolio as fixed income securities mature and money is re-invested at lower rates. Because maturing and called bonds generally carry a higher book yield than is available in the current market, we expect the yield on the overall investment portfolio to continue to decline, albeit at a less significant pace than we have been experiencing.

In 2014, we expect to generate:

•	A full-year combined ratio of 92% excluding catastrophe losses and assuming no additional prior year casualty reserve development;

•	Four points of catastrophe losses for the year;

•	After-tax investment income of approximately $100 million; and

•	Weighted-average shares of approximately 57.4 million.

Results of Operations and Related Information by Segment

Insurance Operations

Standard Insurance Operations
Our Standard Insurance Operations segment, which represents 93% of our combined insurance operations NPW, sells insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia, through approximately 1,100 independent retail insurance agencies. This segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 83% of the segment's NPW; and (ii) Personal Lines, including our flood business, which markets primarily to individuals and represents approximately 17% of the segment's NPW.

	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$446,688	421,744	6%
NPE	424,259	390,881	9
Less:
Loss and loss expense incurred	300,666	250,731	20
Net underwriting expenses incurred	128,345	126,989	1
Dividends to policyholders	1,238	1,086	14
Underwriting (loss) gain	$(5,990)	12,075	(150)%
GAAP Ratios:
Loss and loss expense ratio	70.9%	64.1	6.8	pts
Underwriting expense ratio	30.2	32.5	(2.3)
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	101.4	96.9	4.5
Statutory Ratios:
Loss and loss expense ratio[1]	70.9	64.2	6.7
Underwriting expense ratio[1]	29.9	32.3	(2.4)
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio[1]	101.1%	96.8	4.3	pts

[1]
Statutory ratios for First Quarter 2013 included 0.3 points in the loss and loss expense ratio, 1.1 points in the underwriting ratio, and 1.4 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW in First Quarter 2014 compared to First Quarter 2013 include the following:

	Quarter ended March 31, 2014		Quarter ended March 31, 2013
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	6.4%	84%	7.5%	83%
Standard Personal Lines	6.8	82	8.5	87

The decrease in the Standard Personal Lines retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in First Quarter 2014 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2014 as compared to the twelve-month period ended March 31, 2013.

The GAAP loss and loss expense ratio increased 6.8 points in First Quarter 2014 compared to First Quarter 2013. The increase in this ratio was primarily driven by extreme winter weather, including: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. These losses were partially offset by: (i) Standard Insurance Operations renewal pure price increases that amounted to 6.5% in First Quarter 2014 and 7.6% in full year 2013, the earning of which exceeds our 3% projected loss trend; and (ii) favorable prior year casualty reserve development. Quantitative information regarding the property losses and the reserve development is as follows:

	First Quarter 2014			First Quarter 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$34.2	8.1	pts	1.3	0.3	pts	7.8
Non-catastrophe property losses	86.2	20.3		60.7	15.5		4.8
Favorable prior year casualty reserve development	(14.0)	(3.3)		(2.5)	(0.6)		(2.7)

The breakdown of favorable prior year casualty reserve development in our Standard Insurance Operations by line of business is as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2014		2013
General liability	$11.0		4.0
Commercial automobile	—		—
Workers compensation	—		(7.5)
Businessowners' policies	1.0		3.0
Homeowners	—		1.5
Personal automobile	2.0		1.0
Other	$—		0.5
Total favorable prior year casualty reserve development	$14.0		2.5

Favorable impact on loss ratio	3.3	pts	0.6	pts

Favorable prior year casualty reserve development of $14 million in First Quarter 2014 was driven by improving claim trends for the 2009 through 2012 accident years on our general liability line of business. Excluding the impact of the workers compensation line of business prior year development in First Quarter 2013, the remainder of the casualty lines experienced a level of development comparable in First Quarter 2014 to First Quarter 2013.

The improvement in the GAAP underwriting expense ratio of 2.3 points in First Quarter 2014 compared to First Quarter 2013 was primarily driven by income generated from the renewal rights sale of our SIG book of business for $8 million, or 1.9 points. For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements” of this Form 10-Q.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$379,350	353,189	7%
NPE	349,441	317,845	10
Less:
Loss and loss expense incurred	242,639	203,139	19
Net underwriting expenses incurred	109,194	107,518	2
Dividends to policyholders	1,238	1,086	14
Underwriting (loss) gain	$(3,630)	6,102	159%
GAAP Ratios:
Loss and loss expense ratio	69.4%	63.9	5.5	pts
Underwriting expense ratio	31.2	33.9	(2.7)
Dividends to policyholders ratio	0.4	0.3	0.1
Combined ratio	101.0	98.1	2.9
Statutory Ratios:
Loss and loss expense ratio[1]	69.4	63.9	5.5
Underwriting expense ratio[1]	30.5	33.4	(2.9)
Dividends to policyholders ratio	0.4	0.3	0.1
Combined ratio[1]	100.3%	97.6	2.7	pts
1 Statutory ratios for First Quarter 2013 included 0.4 points in the loss and loss expense ratio, 1.0 points in the underwriting ratio, and 1.4 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The increase in NPW in First Quarter 2014 compared to First Quarter 2013 is primarily the result of the following:

	Quarter ended March 31,
($ in millions)	2014	2013
Retention	84%	83
Renewal pure price increases	6.4	7.5

NPE increases in First Quarter 2014 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2014 compared to the twelve-month period ended March 31, 2013.

The GAAP loss and loss expense ratio increased 5.5 points in First Quarter 2014 compared to First Quarter 2013 driven by extreme winter weather, including: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. These losses were partially offset by the following: (i) renewal pure price increases that averaged 6.4% in First Quarter 2014 and 7.6% in full-year 2013, the earning of which exceeds our projected loss trend of approximately 3%; and (ii) favorable prior year casualty reserve development. Quantitative information regarding the property losses and the reserve development is as follows:

	First Quarter 2014			First Quarter 2013
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$25.9	7.4	pts	0.7	0.2	pts	7.2	pts
Non-catastrophe property losses	58.8	16.8		37.0	11.6		5.2
Favorable prior year casualty reserve development	(12.0)	(3.5)		(0.5)	(0.1)		(3.4)

The improvement in the GAAP underwriting expense ratio of 2.7 points in First Quarter 2014 compared to First Quarter 2013 was primarily driven by the income generated from the renewal rights sale of our SIG book of business for $8 million, or 2.3 points. For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements” of this Form 10-Q.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
Statutory NPW	$119,504	109,405	9%
Direct new business	19,835	19,781	—
Retention	84%	83	1	pts
Renewal pure price increases	7.6%	8.5	(0.9)
Statutory NPE	108,818	97,703	11%
Statutory combined ratio	80.7%	95.9	(15.2)	pts
% of total statutory standard Commercial Lines NPW	32%	31
The growth in NPW and NPE for our general liability business in First Quarter 2014 reflects renewal pure price increases and strong retention.

The statutory combined ratio improvement for First Quarter 2014 was driven by renewal pure price increases of 7.6% that continue to outpace loss cost trends on this line as well as the following:

	First Quarter 2014			First Quarter 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(11.0)	(10.1)	pts	(4.0)	(4.1)	pts	(6.0)	pts
Sale of SIG renewal rights	(2.1)	(1.8)		—	—		(1.8)
Retirement Income Plan curtailment charge	—	—		1.4	1.3		(1.3)

Commercial Automobile
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
Statutory NPW	$89,122	81,872	9%
Direct new business	14,806	14,904	(1)
Retention	83%	83	—	pts
Renewal pure price increases	6.2%	7.0	(0.8)
Statutory NPE	82,216	74,347	11%
Statutory combined ratio	94.9%	98.0	(3.1)	pts
% of total statutory standard Commercial Lines NPW	23%	23
The growth in NPW and NPE for our commercial automobile business in First Quarter 2014 reflects renewal pure price increases and strong retention.

The statutory combined ratio improvement for First Quarter 2014 is primarily driven by the following: (i) earned price increases that are outpacing loss costs on this line of business; (ii) income of 1.7 points related to the the renewal rights sale of our SIG book of business; and (iii) the Retirement Income Plan curtailment charge that increased the overall combined ratio by 1.3 points for First Quarter 2013.

Workers Compensation
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
Statutory NPW	$75,971	75,405	1%
Direct new business	13,658	13,879	(2)
Retention	82%	82	—	pts
Renewal pure price increases	4.9%	8.1	(3.2)
Statutory NPE	69,413	66,084	5%
Statutory combined ratio	105.9%	118.9	(13.0)	pts
% of total statutory standard Commercial Lines NPW	20%	21

First Quarter 2014 NPW remained consistent with First Quarter 2013. NPE increases in First Quarter 2014 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2014 compared to the twelve-month period ended March 31, 2013.

While we continue to view workers compensation in the context of an overall account, we remain very focused on improving this competitive line of business through underwriting, where we achieved renewal pure price increases of 4.9% for First Quarter 2014. We are applying all the underwriting tools we have to move pricing higher and write the best risks. We also have a number of claims initiatives aimed at proactively managing return-to-work programs and higher severity claims.

The improvement in the statutory combined ratio was primarily attributable to the following:

	First Quarter 2014			First Quarter 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Unfavorable prior year casualty reserve development	$—	—	pts	$7.4	11.1	pts	(11.1)	pts
Sale of SIG renewal rights	(1.5)	(2.0)		—	—		(2.0)
Retirement Income Plan curtailment charge	—	—		1.2	1.7		(1.7)

The First Quarter 2013 unfavorable prior year casualty reserve development was primarily driven by development on the 2012 accident year and a single large claim prior to 2003.

Commercial Property
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
Statutory NPW	$64,096	57,760	11%
Direct new business	14,495	14,385	1
Retention	83%	82	1	pts
Renewal pure price increases	5.5%	5.6	(0.1)
Statutory NPE	60,186	53,415	13%
Statutory combined ratio	131.4%	86.6	44.8	pts
% of total statutory standard Commercial Lines NPW	17%	16

NPW and NPE increased in First Quarter 2014 compared to First Quarter 2013 primarily due to renewal pure price increases and strong retention.

The increase in the statutory combined ratio in First Quarter 2014 compared to the same prior year period was due to:

	First Quarter 2014			First Quarter 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$18.9	31.5	pts	1.8	3.4	pts	28.1	pts
Non-catastrophe property losses	36.4	60.5		20.6	38.6		21.9
Sale of SIG renewal rights	(1.4)	(2.2)		—	—		(2.2)
Retirement Income Plan curtailment charge	—	—		0.8	1.5		(1.5)

Standard Personal Lines
	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$67,338	68,555	(2)%
NPE	74,818	73,036	2
Less:
Loss and loss expense incurred	58,027	47,592	22
Net underwriting expenses incurred	19,151	19,471	(2)
Underwriting (loss) gain	$(2,360)	5,973	(140)%
GAAP Ratios:
Loss and loss expense ratio	77.6%	65.2	12.4	pts
Underwriting expense ratio	25.6	26.6	(1.0)
Combined ratio	103.2	91.8	11.4
Statutory Ratios:
Loss and loss expense ratio[1]	77.6	65.3	12.3
Underwriting expense ratio[1]	26.9	27.1	(0.2)
Combined ratio[1]	104.5%	92.4	12.1	pts
1 Statutory ratios for First Quarter 2013 included 0.1 points in the loss and loss expense ratio, 1.2 points in the underwriting ratio, and 1.3 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The decrease in NPW is primarily driven by a decrease in new business of $1.9 million. Partially offsetting this decrease are the following:

	Quarter ended March 31,
($ in millions)	2014	2013
Retention	82%	87
Renewal pure price increase	6.8	8.5

The decrease in retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in First Quarter 2014 compared to First Quarter 2013, are consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2014 as compared to the twelve-month period ended March 31, 2013.

The variance in the loss and loss expense ratios was driven by extreme winter weather, including: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. Partially offsetting these losses were renewal pure price increases of 6.8% for First Quarter 2014 and 7.8% for full-year 2013, the earning of which exceeds our projected loss cost trend for the casualty component of our Personal Lines. Quantitative information regarding the property losses are as follows:

	First Quarter 2014			First Quarter 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$8.3	11.1	pts	0.5	0.7	pts	10.4	pts
Non-catastrophe property losses	27.4	36.6		23.8	32.5		4.1

The improvement in the GAAP underwriting expense ratio was driven by higher direct premiums written in our flood business coupled with an increase in the flood expense allowance for issuing and servicing policies, which results in a larger commission being received from the NFIP year over year.

E&S Insurance Operations
Our E&S Insurance Operations segment, which represents 7% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 85 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that have not obtained coverage in the standard commercial marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates, and terms and conditions that are customized for specific risks.

	Quarter ended March 31,
($ in thousands)	2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$30,062	28,380	6%
NPE	32,236	30,059	7
Less:
Loss and loss expense incurred	19,880	19,118	4
Net underwriting expenses incurred	11,381	10,855	5
Underwriting gain	$975	86	1,034%
GAAP Ratios:
Loss and loss expense ratio	61.7%	63.6	(1.9)	pts
Underwriting expense ratio	35.3	36.1	(0.8)
Combined ratio	97.0	99.7	(2.7)
Statutory Ratios:
Loss and loss expense ratio	61.7	63.6	(1.9)
Underwriting expense ratio	36.2	34.6	1.6
Combined ratio	97.9%	98.2	(0.3)	pts

The improvement in the combined ratio in First Quarter 2014 was driven by significant underwriting actions that we have implemented to improve profitability, including achieving new business pricing of 6.4% and renewal pure price increases of 4.1% in First Quarter 2014, partially offset by non-catastrophe property losses that were 6.8 points higher than last year. In addition, on a GAAP basis, the underwriting expense ratio benefited by the impact of a lower than anticipated supplemental commissions payment to wholesale general agents of $1.1 million from First Quarter 2013. While the recognition of this benefit was immediate on a statutory basis, as evident in the lower statutory underwriting expense ratio in First Quarter 2013, the commission adjustment was deferred and amortized as part of policy acquisition costs on a GAAP basis.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	March 31, 2014	December 31, 2013	Change %
Total invested assets	$4,640,049	4,583,312	1%
Unrealized gain – before tax	104,515	79,236	32
Unrealized gain – after tax	67,935	51,504	32

The increase in our investment portfolio compared to year-end 2013 was primarily due to: (i) cash flows provided by operating activities of $35.8 million; and (ii) an increase in pre-tax unrealized gains of $25.3 million. These gains were driven by increases in the market value of our fixed income securities portfolio as interest rates decreased during First Quarter 2014. During First Quarter 2014, interest rates on the 10-year U.S. Treasury Note fell by 31 basis points. While the decrease in interest rates benefited the unrealized gains on our portfolio, our after-tax purchase yield was only 1.9% during First Quarter 2014, thereby putting pressure on existing investment income yields within the portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	March 31, 2014	December 31, 2013
U.S. government obligations	4%	4
Foreign government obligations	1	1
State and municipal obligations	29	28
Corporate securities	39	39
Mortgage-backed securities (“MBS”)	15	15
Asset-backed securities (“ABS”)	3	3
Total fixed income securities	91	90
Equity securities	4	4
Short-term investments	3	4
Other investments	2	2
Total	100%	100

Fixed Income Securities
The average duration of the fixed income securities portfolio as of March 31, 2014 was 3.5 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing continued pressure on the yields within our fixed income securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale ("AFS") fixed income securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-” as of March 31, 2014. The following table presents the credit ratings of our fixed income securities portfolio:

Fixed Income Security Rating	March 31, 2014	December 31, 2013
Aaa/AAA	16%	15
Aa/AA	45	45
A/A	25	26
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed income securities at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government obligations	$171.1	9.6	AA+	173.4	10.1	AA+
Foreign government obligations	32.4	0.9	AA-	30.6	0.8	AA-
State and municipal obligations	979.2	15.9	AA+	951.6	5.2	AA
Corporate securities	1,815.7	38.5	A	1,734.9	27.0	A
ABS	131.9	0.5	AAA	140.9	0.5	AAA
MBS	685.6	1.9	AA+	684.1	(4.0)	AA+
Total AFS fixed income portfolio	$3,815.9	67.3	AA-	3,715.5	39.6	AA-
State and Municipal Obligations:
General obligations	$478.6	7.2	AA+	472.0	2.6	AA+
Special revenue obligations	500.6	8.7	AA	479.6	2.6	AA
Total state and municipal obligations	$979.2	15.9	AA+	951.6	5.2	AA
Corporate Securities:
Financial	$568.5	13.2	A	534.1	11.7	A
Industrials	135.9	4.4	A-	135.1	3.7	A-
Utilities	155.1	1.7	A-	146.5	(0.3)	A-
Consumer discretionary	213.9	5.1	A-	190.6	2.7	A-
Consumer staples	176.4	3.7	A	171.9	3.0	A
Healthcare	174.7	4.2	A	168.5	3.1	A
Materials	104.1	2.3	A-	101.2	1.4	A-
Energy	104.2	1.7	A-	93.7	0.9	A-
Information technology	125.5	0.7	A+	121.2	(0.6)	A+
Telecommunications services	50.0	1.1	BBB+	64.7	1.0	BBB+
Other	7.4	0.4	AA+	7.4	0.4	AA+
Total corporate securities	$1,815.7	38.5	A	1,734.9	27.0	A
ABS:
ABS	$131.5	0.5	AAA	140.4	0.4	AAA
Sub-prime ABS[1]	0.4	—	D	0.5	0.1	D
Total ABS	131.9	0.5	AAA	140.9	0.5	AAA
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$24.5	0.5	AA+	30.0	0.9	AA+
Other agency CMBS	10.6	(0.2)	AA+	9.1	(0.3)	AA+
Non-agency CMBS	139.7	2.1	AA+	132.2	(1.5)	AA+
Government guaranteed agency residential MBS ("RMBS")	48.3	1.3	AA+	55.2	1.4	AA+
Other agency RMBS	417.6	(2.3)	AA+	411.5	(5.1)	AA+
Non-agency RMBS	40.5	0.4	A-	41.4	0.6	A-
Alternative-A (“Alt-A”) RMBS	4.4	0.1	A	4.7	—	A
Total MBS	$685.6	1.9	AA+	684.1	(4.0)	AA+
1Subprime ABS consists of one security whose issuer is currently expected by rating agencies to default on its obligations.We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at March 31, 2014 and December 31, 2013:

March 31, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	364.3	347.9	16.4	3.4	19.8	AA
Corporate securities	24.5	21.6	2.9	(0.3)	2.6	A+
ABS	3.3	2.7	0.6	(0.6)	—	AA+
MBS	5.8	4.5	1.3	(0.8)	0.5	AAA
Total HTM fixed income portfolio	$403.5	382.1	21.4	1.8	23.2	AA
State and Municipal Obligations:
General obligations	$117.5	112.6	4.9	1.7	6.6	AA
Special revenue obligations	246.8	235.3	11.5	1.7	13.2	AA
Total state and municipal obligations	$364.3	347.9	16.4	3.4	19.8	AA
Corporate Securities:
Financial	$2.3	1.9	0.4	(0.1)	0.3	A-
Industrials	7.1	6.0	1.1	(0.2)	0.9	A+
Utilities	13.6	12.2	1.4	—	1.4	A+
Consumer discretionary	1.5	1.5	—	—	—	AA
Total corporate securities	$24.5	21.6	2.9	(0.3)	2.6	A+
ABS:
ABS	$0.8	0.8	—	—	—	AA
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.3	2.7	0.6	(0.6)	—	AA+
MBS:
Non-agency CMBS	$5.8	4.5	1.3	(0.8)	0.5	AAA
Total MBS	$5.8	4.5	1.3	(0.8)	0.5	AAA

December 31, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	369.8	352.2	17.6	4.0	21.6	AA
Corporate securities	30.3	27.8	2.5	(0.3)	2.2	A
ABS	3.4	2.8	0.6	(0.6)	—	AA+
MBS	7.9	4.7	3.2	(0.9)	2.3	AA-
Total HTM portfolio	$417.0	392.9	24.1	2.3	26.4	AA
State and Municipal Obligations:
General obligations	$118.5	113.1	5.4	2.0	7.4	AA
Special revenue obligations	251.3	239.1	12.2	2.0	14.2	AA
Total state and municipal obligations	$369.8	352.2	17.6	4.0	21.6	AA
Corporate Securities:
Financial	$7.3	6.8	0.5	(0.1)	0.4	BBB+
Industrials	7.8	6.8	1.0	(0.2)	0.8	A+
Utilities	13.2	12.2	1.0	—	1.0	A+
Consumer discretionary	2.0	2.0	—	—	—	AA
Total corporate securities	$30.3	27.8	2.5	(0.3)	2.2	A
ABS:
ABS	$0.9	0.9	—	—	—	A
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.4	2.8	0.6	(0.6)	—	AA+
MBS:
Non-agency CMBS	$7.9	4.7	3.2	(0.9)	2.3	AA-
Total MBS	$7.9	4.7	3.2	(0.9)	2.3	AA-

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of March 31, 2014:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$196,191	AA-	AA-
Assured Guaranty	142,463	AA	AA-
Ambac Financial Group, Inc.	58,800	AA	AA
Other	10,631	AA	A+
Total	$408,085	AA	AA-

The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at March 31, 2014:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	% of Total	Weighted Average Credit Quality
($ in thousands)	Local	State
Texas[1]	$56,190	1,075	46,854	104,119	8%	AA+
Washington	35,566	6,811	47,510	89,887	7%	AA
New York	9,740	—	79,184	88,924	7%	AA+
Florida	—	15,267	49,597	64,864	5%	AA
Arizona	7,850	—	53,368	61,218	4%	AA
Colorado	31,624	—	16,793	48,417	4%	AA-
Maryland	25,374	—	19,120	44,494	3%	AA+
Missouri	16,089	10,046	18,357	44,492	3%	AA+
North Carolina	13,000	8,200	23,076	44,276	3%	AA
California	8,691	—	33,177	41,868	3%	AA
Other	151,638	139,566	295,449	586,653	44%	AA
	355,762	180,965	682,485	1,219,212	91%	AA
Pre-refunded/escrowed to maturity bonds	53,259	13,927	57,076	124,262	9%	AA+
Total	$409,021	194,892	739,561	1,343,474	100%	AA

% of Total Portfolio	30%	15%	55%	100%
1 Of the $56 million in local Texas general obligation bonds, $21 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee program that supports these bonds.

The sector composition and credit quality of our special revenue bonds did not significantly change from December 31, 2013. For details regarding our special revenue bond sectors and additional information regarding credit risk associated with our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2013 Annual Report.

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

Equity Securities
Our equity securities portfolio was 4% of invested assets as of both March 31, 2014 and December 31, 2013, while the value of this portfolio increased slightly to $197.7 million from $192.8 million over the same time period. During First Quarter 2014, we rebalanced our high dividend yield strategy holdings within this portfolio, generating purchases of $61.4 million and sales of securities that had an original cost of $53.3 million.

Unrealized/Unrecognized Losses
Our net unrealized/unrecognized loss positions improved by $20.6 million, to $31.4 million, as of March 31, 2014 compared to December 31, 2013. The majority of this improvement was in our fixed income securities portfolio, which had a loss position of $31.3 million as of March 31, 2014.

The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at March 31, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$4,002	3,923	79
Due after one year through five years	456,443	450,103	6,340
Due after five years through ten years	786,554	761,899	24,655
Due after ten years	7,030	6,856	174
Total	$1,254,029	1,222,781	31,248

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at March 31, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$446	445	1
Due after one year through five years	2,524	2,495	29
Total	$2,970	2,940	30

We have reviewed the securities in the table above in accordance with our Other-than-Temporary Impairment ("OTTI") policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report. We have concluded that these securities were temporarily impaired as of March 31, 2014 and December 31, 2013. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 5. “Investments” in Item 1. “Financial Statements” of this Form 10-Q.

Other Investments
As of March 31, 2014, other investments of $106.7 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $52.6 million in our other investments portfolio through commitments that currently expire at various dates through 2026. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q and Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2014	2013
Fixed income securities	$31,028	30,089
Equity securities	1,449	1,207
Short-term investments	19	52
Other investments	5,218	3,602
Investment expenses	(2,180)	(2,080)
Net investment income earned – before tax	35,534	32,870
Net investment income tax expense	(9,048)	(8,031)
Net investment income earned – after tax	$26,486	24,839
Effective tax rate	25.5%	24.4
Annual after-tax yield on fixed income securities	2.2%	2.3
Annual after-tax yield on investment portfolio	2.3%	2.3

Net investment income before tax increased in First Quarter 2014 compared to First Quarter 2013 primarily due to higher income from our alternative investments. In addition, higher income from our fixed income securities was driven by an increase in the size of this portfolio, which more than offset the lower yield earned this year compared to last.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains and losses amounted to $7.2 million in First Quarter 2014 and $3.4 million in First Quarter 2013. These amounts included $1.0 million and $1.9 million in OTTI charges in each period, respectively.

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

For discussion of our realized gains and losses as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report, and for qualitative information about our OTTI charges, see Note 5. "Investments" in Item 1. "Financial Statements" of this
Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended March 31,
($ in million)	2014	2013
Federal income tax expense from continuing operations	$7.1	6.6
Effective tax rate	28%	23

Despite lower pre-tax net income in First Quarter 2014 compared to First Quarter 2013, federal income tax expense, as well as the effective tax rate have increased year over year. This increase is driven by our expectation of higher full-year insurance operations results in 2014. We are required, through accounting rules, to record each quarter’s taxes at the expected annual marginal tax rate regardless of the relative magnitude of the individual components within any one quarter.
Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $138 million at March 31, 2014 was comprised of $16 million at Selective Insurance Group, Inc. (the "Parent") and $122 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $55 million at March 31, 2014 compared to $56 million at December 31, 2013.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $57.5 million in total dividends to the Parent in 2014. Cash dividends of $14.4 million were paid in First Quarter 2014. As of December 31, 2013, our allowable ordinary maximum dividend was approximately $127 million for 2014.
Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.
The Parent had no private or public issuances of stock during First Quarter 2014 and there were no borrowings under its $30 million line of credit ("Line of Credit") at March 31, 2014 or at any time during First Quarter 2014.

We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). These Insurance Subsidiaries are Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 1. "Financial Statements" of this Form 10-Q.

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

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.5 years as of March 31, 2014, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Upcoming principal payments on our debt include $13 million in December 2014 and $45 million in December 2016. Subsequent to 2016, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at March 31, 2014 or at any time during First Quarter 2014.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2014	Actual as of March 31, 2014
Consolidated net worth	$813 million	$1.2 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	25.1%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2014, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.2 billion, and total debt of $392.4 million, which equates to a debt-to-capital ratio of approximately 25%.

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

Book value per share increased to $21.09 as of March 31, 2014, from $20.63 as of December 31, 2013, due to $0.32 in net income coupled with a $0.29 increase in unrealized gains on our investment portfolio. These items were partially offset by $0.13 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2013, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our solid risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 83 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in First Quarter 2014, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook remained negative citing increased levels of statutory and financial leverage, a moderate decline in the National Association of Insurance Commissioners ("NAIC") risk-based capital levels, and a moderate decline of our operating earnings-based interest coverage, although Fitch noted that this measure has shown improvement in 2013.

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

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating was reaffirmed in First Quarter 2013 by Moody's, which cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality. Our outlook was revised to negative, citing that our underwriting results have lagged similarly rated peers.

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

Off-Balance Sheet Arrangements
At March 31, 2014 and December 31, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; (iii) notes payable; and (iv) contractual obligations related to our alternative and other investments portfolio have not materially changed since December 31, 2013. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2013 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information about market risk set forth in our 2013 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in 1992. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors could also impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing, stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the impact, if any, they might have on our business in the future. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2013 Annual Report other than as discussed below.
We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group participating in the write-your-own ("WYO") arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.7% of premiums written. The servicing fee is the combination of 0.9% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In 2012, after experiencing numerous short-term delays, Congress passed, and the President signed, the Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”). The Biggert-Waters Act had two main goals: (i) to extend the NFIP to September 30, 2017; and (ii) to move the program to more market based rates for certain flood policyholders, which would put the program on a more firm financial standing while terminating the process of subsidizing certain rates. FEMA was implementing these rates throughout 2013, which created significant public discontent over the impact on a variety of homeowners.

As a result of that public pressure, on March 21, 2014, the President signed into law the Homeowner Flood Insurance Affordability Act of 2014 (“Flood Affordability Act”). The Flood Affordability Act substantially modifies certain provisions of the Biggert-Waters Act, and makes certain other program changes. Significantly, the Flood Affordability Act substantially modifies many of the Biggert-Waters Act rate increases. Consequently, we will be working with FEMA to implement the new rate structures.

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

As a result of the passage of the Biggert-Waters Act and the subsequent substantial modification of many of its provisions, the NFIP remains under scrutiny by policymakers. The uncertainty behind the public policy debate and politics of flood insurance funding and reform make it difficult for us to predict the future of the NFIP and the continued financial viability of our participation in the program.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our purchases of our common stock in First Quarter 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2014	—	$—	—	—
February 1 – 28, 2014	118,009	22.31	—	—
March 1 – 31, 2014	867	22.93	—	—
Total	118,876	$22.31	—	—

1During First Quarter 2014, 118,876 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

ITEM 5. OTHER INFORMATION
Our 2014 Annual Meeting of Stockholders was held on April 23, 2014. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following eleven nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	43,781,315	1,266,342	27,769
Annabelle G. Bexiga	44,062,513	986,845	26,068
A. David Brown	43,748,483	1,300,254	26,689
John C. Burville	44,018,801	1,021,147	35,478
Joan M. Lamm-Tennant	43,776,043	1,277,861	21,522
Michael J. Morrissey	44,093,553	956,818	25,055
Gregory E. Murphy	43,291,183	1,758,330	25,913
Cynthia S. Nicholson	44,029,855	1,017,594	27,977
Ronald L. O'Kelly	44,028,080	1,014,844	32,502
William M. Rue	38,827,160	6,226,516	21,750
J. Brian Thebault	42,785,334	2,264,388	25,704

There were 4,753,462 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in our Proxy Statement for the 2014 Annual Meeting of Stockholders. The votes were as follows: 42,744,633 shares voted for this proposal; 2,264,101 shares voted against it; and 66,692 shares abstained. There were 4,753,462 broker non-votes.

(c) Stockholders voted to approve the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan. The votes were as follows: 42,732,671 shares voted for this proposal; 2,254,643 shares voted against it; and 88,112 shares abstained. There were 4,753,462 broker non-votes.

(d) Stockholders voted to approve the amendment and restatement of the Selective Insurance Group, Inc. 2014 Cash Incentive Plan and approve the performance goals set out under the plan for purposes of Section 162(m) of the Internal Revenue Code. The votes were as follows: 42,795,630 shares voted for this proposal; 2,204,677 shares voted against it; and 75,119 shares abstained. There were 4,753,462 broker non-votes.

(e) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2014. The votes were as follows: 48,551,749 shares voted for this proposal; 1,191,261 shares voted against it; and 85,878 shares abstained.

Item 6. EXHIBITS

(a) Exhibits:

Exhibit No.
*10.1+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement.
*10.2+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement.
*10.3+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement.
*10.4+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement.
*10.5+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement.
*10.6+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement.
*10.7+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement.
*10.8+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement.
*10.9+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement.
*10.10+	Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of May 1, 2014.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 24, 2014
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 24, 2014
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)