Form 10-Q
period 2014-06-30
SELECTIVE INSURANCE GROUP INC
filed 2014-07-31
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014
or

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
As of June 30, 2014, there were 56,373,933 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2014	December 31, 2013
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $385,502 – 2014; $416,981 – 2013)	$364,938	392,879
Fixed income securities, available-for-sale – at fair value (amortized cost: $3,792,036 – 2014; $3,675,977 – 2013)	3,890,200	3,715,536
Equity securities, available-for-sale – at fair value (cost: $166,214 – 2014; $155,350 – 2013)	211,348	192,771
Short-term investments (at cost which approximates fair value)	166,488	174,251
Other investments	106,125	107,875
Total investments (Note 5)	4,739,099	4,583,312
Cash	1,547	193
Interest and dividends due or accrued	37,747	37,382
Premiums receivable, net of allowance for uncollectible accounts of: $3,733 – 2014; $4,442 – 2013	589,617	524,870
Reinsurance recoverables, net	558,758	550,897
Prepaid reinsurance premiums	148,256	143,000
Current federal income tax	—	512
Deferred federal income tax	97,401	122,613
Property and equipment – at cost, net of accumulated depreciation and amortization of: $184,748 – 2014; $179,192 – 2013	53,836	50,834
Deferred policy acquisition costs	182,087	172,981
Goodwill	7,849	7,849
Other assets	74,388	75,727
Total assets	$6,490,585	6,270,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,451,306	3,349,770
Unearned premiums	1,100,864	1,059,155
Notes payable	392,290	392,414
Current federal income tax	10,150	—
Accrued salaries and benefits	84,870	111,427
Other liabilities	213,030	203,476
Total liabilities	$5,252,510	5,116,242

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 99,697,374 – 2014; 99,120,235 – 2013	199,395	198,240
Additional paid-in capital	298,352	288,182
Retained earnings	1,234,462	1,202,015
Accumulated other comprehensive income (Note 10)	68,012	24,851
Treasury stock – at cost (shares: 43,323,441– 2014; 43,198,622 – 2013)	(562,146)	(559,360)
Total stockholders’ equity	1,238,075	1,153,928
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,490,585	6,270,170

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Net premiums earned	$463,625	426,252	920,120	847,192
Net investment income earned	36,774	34,003	72,308	66,873
Net realized gains:
Net realized investment gains	4,958	5,709	13,139	11,013
Other-than-temporary impairments	(419)	(508)	(1,382)	(2,427)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(47)	—	(77)
Total net realized gains	4,539	5,154	11,757	8,509
Other income	1,911	3,536	11,735	6,320
Total revenues	506,849	468,945	1,015,920	928,894

Expenses:
Loss and loss expense incurred	297,795	279,594	618,341	549,443
Policy acquisition costs	155,173	143,728	304,439	283,256
Interest expense	5,425	5,570	10,986	11,401
Other expenses	8,935	3,852	17,549	19,725
Total expenses	467,328	432,744	951,315	863,825

Income from continuing operations, before federal income tax	39,521	36,201	64,605	65,069

Federal income tax expense:
Current	8,781	6,221	15,319	13,674
Deferred	1,399	2,858	1,971	1,968
Total federal income tax expense	10,180	9,079	17,290	15,642

Net income from continuing operations	29,341	27,122	47,315	49,427

Loss on disposal of discontinued operations, net of tax of $(538) – 2013	—	—	—	(997)

Net income	$29,341	27,122	47,315	48,430

Earnings per share:
Basic net income from continuing operations	$0.52	0.49	0.84	0.89
Basic net loss from discontinued operations	—	—	—	(0.02)
Basic net income	$0.52	0.49	0.84	0.87

Diluted net income from continuing operations	$0.51	0.48	0.83	0.88
Diluted net loss from discontinued operations	—	—	—	(0.02)
Diluted net income	$0.51	0.48	0.83	0.86

Dividends to stockholders	$0.13	0.13	0.26	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Net income	$29,341	27,122	47,315	48,430

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	29,329	(59,353)	50,755	(56,959)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	31	—	50
Amount reclassified into net income:
Held-to-maturity securities	(144)	(399)	(440)	(865)
Non-credit other-than-temporary impairments	305	3	305	8
Realized gains on available for sale securities	(3,255)	(3,438)	(7,954)	(7,322)
Total unrealized gains (losses) on investment securities	26,235	(63,156)	42,666	(65,088)

Defined benefit pension and post-retirement plans:
Net actuarial gain	—	—	—	28,600
Amounts reclassified into net income:
Net actuarial loss	248	513	495	1,709
Prior service cost	—	—	—	6
Curtailment expense	—	—	—	11
Total defined benefit pension and post-retirement plans	248	513	495	30,326
Other comprehensive income (loss)	26,483	(62,643)	43,161	(34,762)
Comprehensive income (loss)	$55,824	(35,521)	90,476	13,668

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands)	2014	2013
Common stock:
Beginning of year	$198,240	196,388
Dividend reinvestment plan (shares: 29,949 – 2014; 33,514 – 2013)	60	67
Stock purchase and compensation plans (shares: 547,190 – 2014; 682,661 – 2013)	1,095	1,366
End of period	199,395	197,821

Additional paid-in capital:
Beginning of year	288,182	270,654
Dividend reinvestment plan	642	703
Stock purchase and compensation plans	9,528	10,657
End of period	298,352	282,014

Retained earnings:
Beginning of year	1,202,015	1,125,154
Net income	47,315	48,430
Dividends to stockholders ($0.26 per share – 2014 and 2013)	(14,868)	(14,723)
End of period	1,234,462	1,158,861

Accumulated other comprehensive income:
Beginning of year	24,851	54,040
Other comprehensive income (loss)	43,161	(34,762)
End of period	68,012	19,278

Treasury stock:
Beginning of year	(559,360)	(555,644)
Acquisition of treasury stock (shares: 124,819 – 2014; 151,113 – 2013)	(2,786)	(3,285)
End of period	(562,146)	(558,929)
Total stockholders’ equity	$1,238,075	1,099,045

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended June 30,
($ in thousands)	2014	2013
Operating Activities
Net income	$47,315	48,430

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,912	23,103
Sale of renewal rights	(8,000)	—
Loss on disposal of discontinued operations	—	997
Stock-based compensation expense	6,102	6,189
Undistributed (gains) losses of equity method investments	(138)	419
Net realized gains	(11,757)	(8,509)
Retirement income plan curtailment expense	—	16

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	93,675	69,790
Increase in unearned premiums, net of prepaid reinsurance and advance premiums	36,997	65,225
Decrease in net federal income taxes	12,634	3,171
Increase in premiums receivable	(64,747)	(84,135)
Increase in deferred policy acquisition costs	(9,106)	(9,555)
Increase in interest and dividends due or accrued	(361)	(1,066)
Decrease in accrued salaries and benefits	(26,557)	(6,173)
Decrease in accrued insurance expenses	(16,872)	(5,478)
Other-net	(5,425)	(4,526)
Net adjustments	25,357	49,468
Net cash provided by operating activities	72,672	97,898

Investing Activities
Purchase of fixed income securities, available-for-sale	(339,362)	(530,402)
Purchase of equity securities, available-for-sale	(111,886)	(42,546)
Purchase of other investments	(6,039)	(4,393)
Purchase of short-term investments	(764,692)	(1,116,873)
Sale of subsidiary	—	1,225
Sale of fixed income securities, available-for-sale	19,557	6,851
Sale of short-term investments	772,455	1,144,853
Redemption and maturities of fixed income securities, held-to-maturity	28,595	48,186
Redemption and maturities of fixed income securities, available-for-sale	222,568	286,905
Sale of equity securities, available-for-sale	111,996	42,206
Distributions from other investments	7,726	6,077
Purchase of property and equipment	(6,628)	(6,761)
Sale of renewal rights	8,000	—
Net cash used in investing activities	(57,710)	(164,672)

Financing Activities
Dividends to stockholders	(13,914)	(13,668)
Acquisition of treasury stock	(2,786)	(3,285)
Net proceeds from stock purchase and compensation plans	3,091	3,769
Proceeds from issuance of notes payable, net of debt issuance costs	—	178,435
Repayment of notes payable	—	(100,000)
Excess tax benefits from share-based payment arrangements	955	1,467
Repayments of capital lease obligations	(954)	—
Net cash (used in) provided by financing activities	(13,608)	66,718
Net increase (decrease) in cash	1,354	(56)
Cash, beginning of year	193	210
Cash, end of period	$1,547	154
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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the second quarters ended June 30, 2014 (“Second Quarter 2014”) and June 30, 2013 (“Second Quarter 2013”) and the six-month periods ended June 30, 2014 ("Six Months 2014") and June 30, 2013 ("Six Months 2013"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) filed with the SEC.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. ASU 2014-12 is intended to resolve the diverse accounting treatment of these types of awards in practice. Many reporting entities were accounting for these types of performance targets as non-vesting conditions that affect the grant-date fair value of the award while other entities treated these performance targets as performance conditions that do not affect the grant-date fair value of the award. ASU 2014-12 clarifies that these types of performance targets should be treated as performance conditions that do not impact the grant-date fair value of the award.

This guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The implementation of ASU 2014-12 will not affect us, as we are currently recording expense consistent with the requirements of this accounting update.

NOTE 4. Statements of Cash Flow
Supplemental cash flow information for Six Months 2014 and 2013 are as follows:

	Six Months ended June 30,
($ in thousands)	2014	2013
Cash paid during the period for:
Interest	$11,113	10,295
Federal income tax	3,699	11,000

Non-cash items:
Tax-free exchange of fixed income securities, available-for-sale ("AFS")	9,180	13,615
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	15	10,710
Stock split related to equity securities, AFS	334	—
Assets acquired under capital lease arrangements	2,124	1,898

At June 30, 2014, included in "Other assets" on the Consolidated Balance Sheets was $8.5 million of cash received from the NFIP, which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	90	5,382	137	—	5,519
Obligations of state and political subdivisions	327,898	2,942	330,840	15,884	—	346,724
Corporate securities	21,893	(347)	21,546	2,972	(5)	24,513
Asset-backed securities (“ABS”)	3,260	(583)	2,677	608	—	3,285
Commercial mortgage-backed securities (“CMBS”)	5,015	(522)	4,493	968	—	5,461
Total HTM fixed income securities	$363,358	1,580	364,938	20,569	(5)	385,502

December 31, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	131	5,423	168	—	5,591
Obligations of state and political subdivisions	348,109	4,013	352,122	17,634	—	369,756
Corporate securities	28,174	(346)	27,828	2,446	—	30,274
ABS	3,413	(655)	2,758	657	—	3,415
CMBS	5,634	(886)	4,748	3,197	—	7,945
Total HTM fixed income securities	$390,622	2,257	392,879	24,102	—	416,981

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.9 years as of June 30, 2014.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$149,537	9,474	(202)	158,809
Foreign government	27,046	983	(1)	28,028
Obligations of states and political subdivisions	1,080,039	30,696	(3,681)	1,107,054
Corporate securities	1,730,192	56,587	(4,186)	1,782,593
ABS	131,434	945	(210)	132,169
CMBS[1]	170,298	3,246	(1,073)	172,471
Residential mortgage-backed securities (“RMBS”)[2]	503,490	9,534	(3,948)	509,076
AFS fixed income securities	3,792,036	111,465	(13,301)	3,890,200
AFS equity securities	166,214	45,137	(3)	211,348
Total AFS securities	$3,958,250	156,602	(13,304)	4,101,548

December 31, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$163,218	10,661	(504)	173,375
Foreign government	29,781	906	(72)	30,615
Obligations of states and political subdivisions	946,455	25,194	(20,025)	951,624
Corporate securities	1,707,928	44,004	(17,049)	1,734,883
ABS	140,430	934	(468)	140,896
CMBS[1]	172,288	2,462	(3,466)	171,284
RMBS[2]	515,877	7,273	(10,291)	512,859
AFS fixed income securities	3,675,977	91,434	(51,875)	3,715,536
AFS equity securities	155,350	37,517	(96)	192,771
Total AFS securities	$3,831,327	128,951	(51,971)	3,908,307

1 CMBS includes government guaranteed agency securities with a fair value of $23.7 million at June 30, 2014 and $30.0 million at December 31, 2013.
2 RMBS includes government guaranteed agency securities with a fair value of $41.8 million at June 30, 2014 and $55.2 million at December 31, 2013.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2014 and December 31, 2013, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

June 30, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$—	—	13,284	(202)
Foreign government	—	—	2,997	(1)
Obligations of states and political subdivisions	54,331	(187)	246,340	(3,494)
Corporate securities	55,362	(186)	170,034	(4,000)
ABS	14,992	(28)	14,215	(182)
CMBS	4,939	(4)	58,286	(1,069)
RMBS	2,761	(13)	169,064	(3,935)
Total fixed income securities	132,385	(418)	674,220	(12,883)
Equity securities	170	(3)	—	—
Subtotal	$132,555	(421)	674,220	(12,883)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Gains (Losses)[1]	Unrecognized Losses[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Corporate securities	1,482	3	(5)	—	—	—
ABS	—	—	—	2,496	(583)	564
Subtotal	$1,482	3	(5)	2,496	(583)	564
Total AFS and HTM	$134,037	(418)	(5)	676,716	(13,466)	564

December 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$16,955	(500)	507	(4)
Foreign government	2,029	(30)	2,955	(42)
Obligations of states and political subdivisions	442,531	(19,120)	13,530	(905)
Corporate securities	511,100	(15,911)	14,771	(1,138)
ABS	68,725	(468)	—	—
CMBS	100,396	(2,950)	6,298	(516)
RMBS	268,943	(10,031)	2,670	(260)
Total fixed income securities	1,410,679	(49,010)	40,731	(2,865)
Equity securities	1,124	(96)	—	—
Subtotal	$1,411,803	(49,106)	40,731	(2,865)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$65	(5)	5	441	(20)	14
ABS	—	—	—	2,490	(655)	621
Subtotal	65	(5)	5	2,931	(675)	635
Total AFS and HTM	$1,411,868	(49,111)	5	43,662	(3,540)	635
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

As evidenced by the table below, our net unrealized/unrecognized loss positions improved by $38.7 million as of June 30, 2014 compared to December 31, 2013 as follows:

($ in thousands)
June 30, 2014			December 31, 2013
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
288	80% - 99%	$13,325	556	80% - 99%	$51,835
—	60% - 79%	—	1	60% - 79%	176
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$13,325			$52,011

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

At June 30, 2014, we had 288 securities in an aggregate unrealized/unrecognized loss position of $13.3 million, compared to 557 securities in an aggregate unrealized/unrecognized loss position of $52.0 million at December 31, 2013. This improvement was driven by a lower interest rate environment, as interest rates on the 10-year U.S. Treasury Note fell by 50 basis points in Six Months 2014. This interest rate movement had a positive impact on our fixed income securities portfolio's valuation, thus decreasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses.

At June 30, 2014, $12.9 million of the aggregate unrealized/unrecognized losses related to securities that have been in a loss position for more than 12 months, while at December 31, 2013, these losses amounted to only $2.9 million. Despite these securities being in a loss position, the nature of the loss is interest-rate related as opposed to credit-related concerns, as was evidenced by the fact that the severity of impairment on these securities improved from an average of 6% of its amortized cost at year end to an average of 2% of its amortized cost at the end of the second quarter. This movement is reflective of the overall interest rate decline experienced during the year.

For a discussion regarding the impact of interest rate movements on our fixed income securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." in our 2013 Annual Report.

We do not intend to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of June 30, 2014. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at June 30, 2014, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed income securities at June 30, 2014:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$113,394	115,199
Due after one year through five years	230,116	245,500
Due after five years through 10 years	21,428	24,803
Total HTM fixed income securities	$364,938	385,502

Listed below are AFS fixed income securities at June 30, 2014:

($ in thousands)	Fair Value
Due in one year or less	$401,681
Due after one year through five years	2,007,460
Due after five years through 10 years	1,404,203
Due after 10 years	76,856
Total AFS fixed income securities	$3,890,200

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2014
($ in thousands)	June 30, 2014	December 31, 2013	Remaining Commitment
Alternative Investments
Secondary private equity	$23,575	25,618	7,230
Private equity	21,388	20,192	9,917
Energy/power generation	17,802	17,361	6,984
Mezzanine financing	13,243	12,738	14,470
Real estate	11,039	11,698	10,131
Distressed debt	9,947	11,579	2,971
Venture capital	7,089	7,025	350
Total alternative investments	104,083	106,211	52,053
Other securities	2,042	1,664	597
Total other investments	$106,125	107,875	52,650

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three and six-month periods ended March 31 is as follows:

Income Statement Information	Quarter ended March 31,		Six Months ended March 31,
($ in millions)	2014	2013	2014	2013
Net investment income	$22.8	46.8	$85.7	255.0
Realized gains (losses)	74.2	(22.1)	197.6	599.7
Net change in unrealized appreciation (depreciation)	207.6	378.8	842.4	(18.9)
Net income	$304.6	403.5	$1,125.7	835.8
Selective’s insurance subsidiaries’ other investments income	$3.6	3.9	$8.8	7.5

(f) We have pledged certain AFS fixed income securities and short-term investments as collateral related to: (i) our outstanding borrowing of $58 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); and (ii) our reinsurance obligations related to our 2011 acquisition of our E&S book of business. In addition, certain securities were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2014:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$22.9	—	26.0	48.9
Obligations of states and political subdivisions	—	5.7	—	5.7
Corporate securities	—	5.3	—	5.3
ABS	—	2.0	—	2.0
CMBS	1.9	—	—	1.9
RMBS	36.8	3.2	—	40.0
Total fixed income securities	$61.6	16.2	26.0	103.8
Short-term investments	—	0.2	—	0.2
Total pledged as collateral	$61.6	16.4	26.0	104.0

(g) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Fixed income securities	$33,781	30,298	$64,809	$60,387
Equity securities	1,736	1,874	3,185	3,081
Short-term investments	14	29	33	81
Other investments	3,553	3,869	8,771	7,471
Investment expenses	(2,310)	(2,067)	(4,490)	(4,147)
Net investment income earned	$36,774	34,003	72,308	66,873

(h) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2014	Gross	Included in Other Comprehensive Income (“OCI”)	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$419	—	419
Total AFS Securities	419	—	419
OTTI losses	$419	—	419

Second Quarter 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
HTM fixed income securities
ABS	$(44)	(47)	3
Total HTM fixed income securities	(44)	(47)	3
Equity securities	429	—	429
Total AFS securities	429	—	429
Other investments	123	—	123
OTTI losses	$508	(47)	555

Six Months 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$1,382	—	1,382
Total AFS Securities	1,382	—	1,382
OTTI losses	$1,382	—	1,382

Six Months 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
HTM fixed income securities
ABS	$(44)	(47)	3
Total HTM fixed income securities	(44)	(47)	3
AFS fixed income securities
RMBS	(22)	(30)	8
Total AFS fixed income securities	(22)	(30)	8
Equity securities	646	—	646
Total AFS securities	624	(30)	654
Other investments	1,847	—	1,847
OTTI losses	$2,427	(77)	2,504

The OTTI charges in Second Quarter 2014 and Six Months 2014 relate to equity securities for which we have the intent to sell. The majority of the OTTI charges in Six Months 2013 related to an investment in a limited liability company within our other investments portfolio that had sustained significant losses for which we did not anticipate recovery. For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2013 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended June 30,
($ in thousands)	2014	2013
Balance, beginning of period	$7,488	7,486
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(1,954)	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	2
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$5,534	7,488

	Six Months ended June 30,
($ in thousands)	2014	2013
Balance, beginning of period	$7,488	7,477
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(1,954)	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	11
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$5,534	7,488

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
HTM fixed income securities
Gains	$3	3	3	3
Losses	(3)	(12)	(14)	(49)
AFS fixed income securities
Gains	780	967	938	1,918
Losses	(31)	(46)	(143)	(299)
AFS equity securities
Gains	4,362	4,800	12,679	10,471
Losses	(153)	(3)	(324)	(171)
Other investments
Gains	—	—	—	—
Losses	—	—	—	(860)
Total other net realized investment gains	4,958	5,709	13,139	11,013
Total OTTI charges recognized in earnings	(419)	(555)	(1,382)	(2,504)
Total net realized gains	$4,539	5,154	11,757	8,509

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. The $5.0 million and $13.1 million in net realized gains in Second Quarter and Six Months 2014, respectively, were primarily related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio.

Of the $5.7 million and $11.0 million in net realized gains in Second Quarter and Six Months 2013, $4.7 million related to the sale of a private equity security due to the acquisition of this investment by a third party. In addition, $5.6 million in net realized gains in Six Months 2013 were related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio.

Proceeds from the sale of AFS securities were $68.7 million in Second Quarter 2014 and $131.6 million in Six Months 2014, and $42.2 million and $49.1 million in the same periods a year ago.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$364,938	385,502	392,879	416,981
AFS	3,890,200	3,890,200	3,715,536	3,715,536
Equity securities, AFS	211,348	211,348	192,771	192,771
Short-term investments	166,488	166,488	174,251	174,251
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,165	13,000	13,319
1.25% borrowings from FHLBI	45,000	45,338	45,000	45,259
7.25% Senior Notes	49,895	55,527	49,916	50,887
6.70% Senior Notes	99,395	110,926	99,498	98,247
5.875% Senior Notes	185,000	174,714	185,000	146,298
Total notes payable	$392,290	399,670	392,414	354,010

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

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2014 and December 31, 2013:

June 30, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$158,809	52,552	106,257	—
Foreign government	28,028	—	28,028	—
Obligations of states and political subdivisions	1,107,054	—	1,107,054	—
Corporate securities	1,782,593	—	1,782,593	—
ABS	132,169	—	132,169	—
CMBS	172,471	—	172,471	—
RMBS	509,076	—	509,076	—
Total AFS fixed income securities	3,890,200	52,552	3,837,648	—
Equity securities	211,348	208,448	—	2,900
Total AFS Securities	4,101,548	261,000	3,837,648	2,900
Short-term investments	166,488	166,488	—	—
Total assets measured at fair value	$4,268,036	427,488	3,837,648	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/13	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$173,375	52,153	121,222	—
Foreign government	30,615	—	30,615	—
Obligations of states and political subdivisions	951,624	—	951,624	—
Corporate securities	1,734,883	—	1,734,883	—
ABS	140,896	—	140,896	—
CMBS	171,284	—	171,284	—
RMBS	512,859	—	512,859	—
Total AFS fixed income securities	3,715,536	52,153	3,663,383	—
Equity securities	192,771	189,871	—	2,900
Total AFS Securities	3,908,307	242,024	3,663,383	2,900
Short-term investments	174,251	174,251	—	—
Total assets measured at fair value	$4,082,558	416,275	3,663,383	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

There have been no changes in the fair value of securities measured using Level 3 prices during Six Months 2014. The following table provides a summary of these changes during 2013:

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

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2013 Annual Report, the fair value of our Level 3 fixed income securities is typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. There were no fixed income securities measured using Level 3 inputs at June 30, 2014 and December 31, 2013. However, in 2013, fixed income securities with a fair value of $32.0 million were transferred out of Level 3 during the year due to the availability of Level 2 pricing at December 31, 2013 that was not available previously.

Equity securities with fair values of $2.9 million were measured using Level 3 inputs at June 30, 2014 and at December 31, 2013. An equity security with a fair value of $4.6 million was transferred out of Level 3 during 2013 due to the availability of Level 2 pricing at the date of transfer. In addition, the receivable related to the sale of Selective HR was settled during 2013 and as a result was also transferred out of Level 3.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2014 and December 31, 2013:

June 30, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,519	—	5,519	—
Obligations of states and political subdivisions	346,724	—	346,724	—
Corporate securities	24,513	—	24,513	—
ABS	3,285	—	3,285	—
CMBS	5,461	—	5,461	—
Total HTM fixed income securities	$385,502	—	385,502	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,165	—	13,165	—
1.25% borrowings from FHLBI	45,338	—	45,338	—
7.25% Senior Notes	55,527	—	55,527	—
6.70% Senior Notes	110,926	—	110,926	—
5.875% Senior Notes	174,714	174,714	—	—
Total notes payable	$399,670	174,714	224,956	—

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,591	—	5,591	—
Obligations of states and political subdivisions	369,756	—	369,756	—
Corporate securities	30,274	—	30,274	—
ABS	3,415	—	3,415	—
CMBS	7,945	—	7,945	—
Total HTM fixed income securities	$416,981	—	416,981	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,319	—	13,319	—
1.25% borrowings from FHLBI	45,259	—	45,259	—
7.25% Senior Notes	50,887	—	50,887	—
6.70% Senior Notes	98,247	—	98,247	—
5.875% Senior Notes	146,298	146,298	—	—
Total notes payable	$354,010	146,298	207,712	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Premiums written:
Direct	$572,314	551,190	1,130,205	1,080,006
Assumed	5,837	4,378	13,687	12,860
Ceded	(98,328)	(93,391)	(187,319)	(180,565)
Net	$479,823	462,177	956,573	912,301
Premiums earned:
Direct	$544,913	504,081	1,081,613	998,147
Assumed	10,385	8,951	20,570	21,414
Ceded	(91,673)	(86,780)	(182,063)	(172,369)
Net	$463,625	426,252	920,120	847,192
Loss and loss expense incurred:
Direct	$332,707	338,954	691,056	704,600
Assumed	7,377	6,420	14,856	15,494
Ceded	(42,289)	(65,780)	(87,571)	(170,651)
Net	$297,795	279,594	618,341	549,443

The growth in direct premiums written ("DPW") for our ten insurance subsidiaries ("Insurance Subsidiaries") in both Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013 reflects pure price increases and retention that we have achieved in our Standard Insurance Operations.

Direct premiums earned increases in Second Quarter 2014 and Six Months 2014 were consistent with the fluctuation in DPW for the twelve-month period ended June 30, 2014 as compared to the twelve-month period ended June 30, 2013.

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Ceded premiums written	$(65,775)	(62,461)	(123,078)	(119,168)
Ceded premiums earned	(59,213)	(56,450)	(117,499)	(111,777)
Ceded loss and loss expense incurred	(26,712)	(51,725)	(34,091)	(127,901)

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

In the first quarter of 2014, we sold the renewal rights to our $38 million self-insured group, or "SIG," book of business within the Standard Insurance Operations segment. We decided to opportunistically sell this very small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we will continue to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of the Standard Insurance Operations revenue.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$83,472	76,706	165,688	151,053
Workers compensation	68,992	64,855	138,405	130,939
General liability	111,591	99,766	220,409	197,469
Commercial property	61,226	54,937	121,412	108,352
Businessowners’ policies	21,279	18,625	42,148	37,165
Bonds	4,734	4,775	9,490	9,539
Other	3,213	2,993	6,396	5,985
Total Standard Commercial Lines	354,507	322,657	703,948	640,502
Personal automobile	38,022	38,526	76,248	76,919
Homeowners	33,576	31,702	66,874	62,837
Other	2,946	3,320	6,240	6,828
Total Standard Personal Lines	74,544	73,548	149,362	146,584
Total Standard Insurance Operations net premiums earned	429,051	396,205	853,310	787,086
Miscellaneous income	1,908	3,528	11,727	6,248
Total Standard Insurance Operations revenue	430,959	399,733	865,037	793,334
E&S Insurance Operations:
Net premiums earned	34,574	30,047	66,810	60,106
Investments:
Net investment income	36,774	34,003	72,308	66,873
Net realized investment gains	4,539	5,154	11,757	8,509
Total investment revenues	41,313	39,157	84,065	75,382
Total all segments	506,846	468,937	1,015,912	928,822
Other income	3	8	8	72
Total revenues from continuing operations	$506,849	468,945	1,015,920	928,894

Income from Continuing Operations before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations:
Commercial Lines underwriting gain	$15,703	9,743	$12,073	15,845
Personal Lines underwriting (loss) gain	(5,582)	(2,975)	(7,942)	2,998
Total Standard Insurance Operations underwriting gain, before federal income tax	10,121	6,768	4,131	18,843
GAAP combined ratio	97.6%	98.3	99.5%	97.6
Statutory combined ratio	97.3%	97.0	99.2%	96.9

E&S Insurance Operations:
Underwriting (loss) gain	(37)	(2,285)	938	(2,199)
GAAP combined ratio	100.1%	107.6	98.6%	103.7
Statutory combined ratio	99.9%	106.8	98.8%	102.6

Investments:
Net investment income	36,774	34,003	72,308	66,873
Net realized investment gains	4,539	5,154	11,757	8,509
Total investment income, before federal income tax	41,313	39,157	84,065	75,382
Tax on investment income	10,941	10,107	22,516	19,312
Total investment income, after federal income tax	30,372	29,050	61,549	56,070

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations underwriting gain, before federal income tax	$10,121	6,768	$4,131	18,843
E&S Insurance Operations underwriting (loss) gain, before federal income tax	(37)	(2,285)	938	(2,199)
Investment income, before federal income tax	41,313	39,157	84,065	75,382
Total all segments	51,397	43,640	89,134	92,026
Interest expense	(5,425)	(5,570)	(10,986)	(11,401)
General corporate and other expenses	(6,451)	(1,869)	(13,543)	(15,556)
Income from continuing operations, before federal income tax	$39,521	36,201	$64,605	65,069

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

	Retirement Income Plan Quarter ended June 30,		Retirement Life Plan Quarter ended June 30,
($ in thousands)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,626	1,857	—	—
Interest cost	3,253	3,051	73	69
Expected return on plan assets	(3,918)	(3,985)	—	—
Amortization of unrecognized net actuarial loss	368	772	13	17
Total net periodic cost	$1,329	1,695	86	86

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$3,253	4,306	—	—
Interest cost	6,507	6,354	146	139
Expected return on plan assets	(7,837)	(7,833)	—	—
Amortization of unrecognized prior service	—	10	—	—
Amortization of unrecognized net actuarial loss	735	2,594	26	35
Curtailment expense	—	16	—	—
Total net periodic cost	$2,658	5,447	172	174

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
	2014	2013	2014	2013
Weighted-Average Expense Assumptions:
Discount rate	5.16%	4.66	4.85%	4.42
Expected return on plan assets	6.92	7.40	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $9.8 million to the Retirement Income Plan in 2014, $5.4 million of which has been funded as of June 30, 2014.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2014 and 2013 are as follows:

Second Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$39,521	10,180	29,341
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	45,122	15,793	29,329
Amounts reclassified into net income:
HTM securities	(221)	(77)	(144)
Non-credit OTTI	469	164	305
Realized gains on AFS securities	(5,008)	(1,753)	(3,255)
Net unrealized gains	40,362	14,127	26,235
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	381	133	248
Defined benefit pension and post-retirement plans	381	133	248
Other comprehensive income	40,743	14,260	26,483
Comprehensive income	$80,264	24,440	55,824

Second Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$36,201	9,079	27,122
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(91,314)	(31,961)	(59,353)
Non-credit OTTI recognized in OCI	47	16	31
Amounts reclassified into net income:
HTM securities	(614)	(215)	(399)
Non-credit OTTI	6	3	3
Realized gains on AFS securities	(5,288)	(1,850)	(3,438)
Net unrealized losses	(97,163)	(34,007)	(63,156)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	789	276	513
Defined benefit pension and post-retirement plans	789	276	513
Other comprehensive loss	(96,374)	(33,731)	(62,643)
Comprehensive loss	$(60,173)	(24,652)	(35,521)

Six Months 2014
($ in thousands)	Gross	Tax	Net
Net income	$64,605	17,290	47,315
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	78,086	27,331	50,755
Amounts reclassified into net income:
HTM securities	(677)	(237)	(440)
Non-credit OTTI	469	164	305
Realized gains on AFS securities	(12,237)	(4,283)	(7,954)
Net unrealized gains	65,641	22,975	42,666
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	761	266	495
Defined benefit pension and post-retirement plans	761	266	495
Other comprehensive income	66,402	23,241	43,161
Comprehensive income	$131,007	40,531	90,476

Six Months 2013
($ in thousands)	Gross	Tax	Net
Net income	$63,534	15,104	48,430
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(87,630)	(30,671)	(56,959)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,331)	(466)	(865)
Non-credit OTTI	13	5	8
Realized gains on AFS securities	(11,264)	(3,942)	(7,322)
Net unrealized losses	(100,135)	(35,047)	(65,088)
Defined benefit pension and post-retirement plans:
Net actuarial gains	44,000	15,400	28,600
Amounts reclassified into net income:
Net actuarial loss	2,629	920	1,709
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	46,655	16,329	30,326
Other comprehensive loss	(53,480)	(18,718)	(34,762)
Comprehensive income	$10,054	(3,614)	13,668

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2014 are as follows:

June 30, 2014	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2013	$(1,599)	1,467	51,635	51,503	(26,652)	24,851
OCI before reclassifications	—	—	50,755	50,755	—	50,755
Amounts reclassified from AOCI	305	(440)	(7,954)	(8,089)	495	(7,594)
Net current period OCI	305	(440)	42,801	42,666	495	43,161
Balance, June 30, 2014	$(1,294)	1,027	94,436	94,169	(26,157)	68,012

The reclassifications out of AOCI are as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013	Affected Line Item in the Unaudited Consolidated Statement of Income
OTTI related
Amortization of non-credit OTTI losses on HTM securities	—	6	—	13	Net investment income earned
Realized loss on disposal of non-credit OTTI securities	469	—	469	—	Net realized gains
	469	6	469	13	Income from continuing operations, before federal income tax
	(164)	(3)	(164)	(5)	Total federal income tax expense
	305	3	305	8	Net income
HTM related
Unrealized losses (gains) on HTM disposals	51	(70)	75	(151)	Net realized gains
Amortization of net unrealized gains on HTM securities	(272)	(544)	(752)	(1,180)	Net investment income earned
	(221)	(614)	(677)	(1,331)	Income from continuing operations, before federal income tax
	77	215	237	466	Total federal income tax expense
	(144)	(399)	(440)	(865)	Net income
Realized gains and losses on AFS and OTTI
Realized gains on AFS disposals and OTTI	(5,008)	(5,288)	(12,237)	(11,264)	Net realized gains
	(5,008)	(5,288)	(12,237)	(11,264)	Income from continuing operations, before federal income tax
	1,753	1,850	4,283	3,942	Total federal income tax expense
	(3,255)	(3,438)	(7,954)	(7,322)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	88	158	175	558	Loss and loss expense incurred
	293	631	586	2,071	Policy acquisition costs
	381	789	761	2,629	Income from continuing operations, before federal income tax

Prior service cost	—	—	—	7	Loss and loss adjustment expenses
	—	—	—	3	Policy acquisition costs
	—	—	—	10	Income from continuing operations, before federal income tax

Curtailment expense	—	—	—	16	Policy acquisition costs
	—	—	—	16	Income from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	381	789	761	2,655	Income from continuing operations, before federal income tax
	(133)	(276)	(266)	(929)	Total federal income tax expense
	248	513	495	1,726	Net income

Total reclassifications for the period	(2,846)	(3,321)	(7,594)	(6,453)	Net income

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

•
Our Excess and Surplus ("E&S") Insurance Operations segment sells Commercial Lines property and casualty insurance products and services to insureds who have not obtained coverage in the standard market; and

•
Our Investments segment, which invests the premiums collected by our Standard and E&S Insurance Operations and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Second Quarter and Six Months 2014 and Second Quarter and Six Months 2013;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary investment impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to our 2013 Annual Report, pages 44 through 52.

Financial Highlights of Results for Second Quarter and Six Months 2014 and Second Quarter and Six Months 20131

	Quarter ended June 30,				Six Months ended June 30,
($ and shares in thousands, except per share amounts)	2014	2013	Change % or Points		2014	2013	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$506,849	468,945	8%		$1,015,920	928,894	9%
Pre-tax net investment income	36,774	34,003	8		72,308	66,873	8
Pre-tax net income	39,521	36,201	9		64,605	63,534	2
Net income	29,341	27,122	8		47,315	48,430	(2)
Diluted net income per share	0.51	0.48	6		0.83	0.86	(3)
Diluted weighted-average outstanding shares	57,260	56,616	1		57,215	56,530	1
GAAP combined ratio	97.8%	98.9	(1.1)	pts	99.4	98.0	1.4	pts
Statutory combined ratio[2]	97.5%	97.7	(0.2)		99.2	97.3	1.9
Return on average equity	9.7%	9.7	—		7.9	8.8	(0.9)
Non-GAAP measures:
Operating income[3]	$26,390	23,773	11%		$39,673	43,897	(10)%
Diluted operating income per share[3]	0.46	0.42	10		0.70	0.78	(10)
Operating return on average equity[3]	8.7%	8.5	0.2	pts	6.6	8.0	(1.4)	pts

[1]	Refer to the Glossary of Terms attached to our 2013 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
The statutory combined ratio for Six Months 2013 included 0.7 points related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

[3]
Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as OTTI that are charged to earnings and the results of discontinued operations, could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with GAAP. Operating return on average equity is calculated by dividing annualized operating income by average stockholders’ equity.

 The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Operating income	$26,390	23,773	39,673	43,897
Net realized gains, net of tax	2,951	3,349	7,642	5,530
Loss on disposal of discontinued operations, net of tax	—	—	—	(997)
Net income	$29,341	27,122	47,315	48,430

Diluted operating income per share	$0.46	0.42	0.70	0.78
Diluted net realized gains per share	0.05	0.06	0.13	0.10
Diluted net loss from disposal of discontinued operations per share	—	—	—	(0.02)
Diluted net income per share	$0.51	0.48	0.83	0.86

Over the long term, we target a return on average equity that is three points higher than our cost of capital, or 12%, excluding the impact of realized gains and losses, which is referred to as operating return on average equity. Our operating return on average equity and contribution by component for Second Quarter 2014 and Six Months 2014 and the comparable prior year periods are as follows:

Operating Return on Average Equity	Quarter ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Standard Insurance Operations	2.2%	1.6%	0.4%	2.2%
E&S Insurance Operations	—%	(0.6)%	0.1%	(0.2)%
Investments	9.1%	9.2%	9.0%	9.2%
Other	(2.6)%	(1.7)%	(2.9)%	(3.2)%
Total	8.7%	8.5%	6.6%	8.0%

Our operating return on average equity in Second Quarter 2014 and Six Months 2014 reflects GAAP combined ratios of 97.8% and 99.4%, compared to 98.9% and 98.0% in the same periods a year ago. Increased favorable prior year casualty reserve development and the impact of renewal pure price increases drove the improvement in operating return on average equity in the quarter, despite increased levels of catastrophe and non-catastrophe property losses. On a year-to-date basis, the increase in property losses resulted in an increase in the combined ratio and a corresponding decline in operating return on average equity compared to Six Months 2013. Further descriptions of the variances for the quarter and year-to-date periods are as follows:

•
Catastrophe losses for Second Quarter 2014 and Six Months 2014 were $27.2 million, or 5.9 points, and $61.6 million, or 6.7 points, respectively, compared to $19.6 million, or 4.6 points, and $21.2 million, or 2.5 points, in the respective prior year periods. The majority of these catastrophe losses were attributed to extreme weather events in the first quarter of 2014, which brought freezing temperatures and snowstorms to our 22-state standard lines footprint, coupled with hail, tornadoes, and wind events in Second Quarter 2014.

•
Non-catastrophe property losses in Second Quarter 2014 and Six Months 2014 were at some of the highest levels that we have experienced in recent years. The impact varied by line but, for both standard lines and E&S, non-catastrophe property losses for Second Quarter 2014 and Six Months 2014 were approximately $73.0 million, or 15.7 points, and $164.4 million, or 17.9 points, respectively. Non-catastrophe losses for the quarter and year-to-date periods were both about 4 points higher than the same periods last year. These non-catastrophe property losses were primarily the result of fires, roof collapses, and water damage, which were often related to the weather events experienced throughout our footprint states in both Second Quarter 2014 and Six Months 2014.

•
Renewal pure price increases of 7.6% were achieved in full-year 2013, which are currently earning in at 6.9% in Second Quarter 2014 and 7.1% in Six Months 2014. This earned rate is above the loss cost trend of approximately 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio is approximately 2.5 points for both periods.

•
Favorable prior year casualty development in Second Quarter 2014 and Six Months 2014 was $17.5 million, or 3.8 points, and $31.5 million, or 3.5 points, respectively, compared to favorable prior year casualty development of $2 million, or 0.5 points, and $4 million, or 0.4 points, in Second Quarter 2013 and Six Months 2013, respectively. We experienced stable workers compensation trends in the quarter and year-to-date periods, with no development either favorable or unfavorable. The level of releases in Second Quarter and Six Months 2014 were driven by improving claim trends within our general liability line of business for the 2012 and prior accident years.

Also contributing to Six Months 2014 Insurance Operations results, was the March 2014 sale of the renewal rights to our self-insured group, or "SIG," book of pooled public entity business, which contributed $8 million to other income, reducing the combined ratio by 0.9 points. Although we did not solicit buyers, we decided to sell this very small and specialized book of business when the opportunity presented itself because it had significant production outside of our standard lines footprint, and proved difficult to grow. We, however, have retained our substantial individual risk public entity book of business and we will continue to look for opportunities to grow it.

The remaining fluctuation in our Second Quarter 2014 operating return on average equity compared to Second Quarter 2013 was driven by higher long-term employee compensation expense associated with our performance relative to our peer group and fluctuations in our stock price. This item is captured within the "Other" component in the table above.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries' underwriting results:

All Lines	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$479,823	462,177	4%		$956,573	912,301	5%
Net premiums earned (“NPE”)	463,625	426,252	9		920,120	847,192	9
Less:
Loss and loss expense incurred	297,795	279,594	7		618,341	549,443	13
Net underwriting expenses incurred	154,197	141,194	9		293,923	279,038	5
Dividends to policyholders	1,549	981	58		2,787	2,067	35
Underwriting gain	$10,084	4,483	125%		$5,069	16,644	(70)%
GAAP Ratios:
Loss and loss expense ratio	64.2%	65.6	(1.4)	pts	67.2%	64.9	2.3	pts
Underwriting expense ratio	33.3	33.1	0.2		31.9	32.9	(1.0)
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.2	0.1
Combined ratio	97.8	98.9	(1.1)		99.4	98.0	1.4
Statutory Ratios:
Loss and loss expense ratio[1]	64.2	65.6	(1.4)		67.2	64.9	2.3
Underwriting expense ratio[1]	33.0	31.9	1.1		31.7	32.2	(0.5)
Dividends to policyholders ratio	0.3	0.2	0.1		0.3	0.2	0.1
Combined ratio[1]	97.5%	97.7	(0.2)	pts	99.2%	97.3	1.9	pts
1 Statutory ratios for Six Months 2013 included 0.2 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.7 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The growth in NPW for our Insurance Subsidiaries in Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013 was primarily driven by renewal pure price increases and strong retention in our Standard Commercial Lines Insurance Operations.

NPE increases in Second Quarter 2014 and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2014 compared to the twelve-month period ended June 30, 2013.

The combined ratios for both Second Quarter 2014 and Six Months 2014 were primarily driven by property results, renewal pure price increases, and favorable prior year casualty development, as discussed above.

Outlook
In their 2013 year-end review, dated February 4, 2014, A.M. Best and Company ("A.M. Best") projected an industry combined ratio of 99.4% for 2014. Their report cited: "In looking ahead to 2014, A.M. Best expects premiums to continue growing through price increases, but the pace of these rate changes are expected to slow and temper growth in premium." They expect that underwriting results should improve slightly on the rate level achieved in recent years, although less favorable development of prior years’ loss reserves is anticipated. In addition, a more normal level of catastrophe losses could increase combined ratios by almost 200 basis points, and the industry will continue to be challenged by the relatively low investment yields that are expected to persist through 2014, as well as the slow recovery from the recession of 2007 through 2009.

Although A.M. Best is continuing to maintain its negative outlook for the commercial lines market reflecting "the uncertainty around loss-reserve development and continued low profit margins driven by low investment yields," it anticipates a 99.9% statutory combined ratio for 2014, driven by: (i) a more normal level of catastrophe losses; (ii) less favorable loss-reserve development; and (iii) loss trends that are partially offset by lower pricing. For personal lines, A.M. Best maintains a stable outlook in the coming year reflecting ongoing stability of the auto line and successful carriers continuing to enhance the granularity of their home pricing models.

In its financial review issued on July 14, 2014, A.M. Best noted that increased catastrophe and weather-related claims led to an increase in losses for the U.S. property and casualty industry in the first quarter of 2014, causing underwriting and net income to decline compared with last year’s results. Losses related to the polar vortex account for much of this increase. Overall, catastrophe losses accounted for 3.4 points on the combined ratio, a substantial increase over the 2.1-point impact in the first quarter of last year. Despite these increased losses, the industry posted another quarter of profitable underwriting, producing a combined ratio of 96.4% for the first quarter of 2014, up from 92.7% for the first quarter of 2013.

In early 2012, we laid out a three-year plan to achieve overall annual renewal pure price increases of 5% to 8%. We achieved 6.0% in Six Months 2014, including 6.1% in our Standard Commercial Lines, 6.2% in our Standard Personal Lines, and 3.7% in our E&S Lines. The 7.6% overall renewal pure price increase in 2013 translated into earned price increases of 7.1% in Six Months 2014, which is above loss cost trends of approximately 3%. The 6% overall renewal pure price increase that we expect to achieve in 2014 is also above loss cost trends, and will continue to add to profitability in 2015.

Our Insurance Subsidiaries reported statutory combined ratios, excluding catastrophes, of 91.6% for Second Quarter 2014 and 92.5% for Six Months 2014, which are in line with our stated full-year 2014 goal of 92%. The catastrophe losses in Second Quarter 2014 of $27 million added 5.9 points to our statutory combined ratio, and the catastrophe losses in Six Months 2014 of $61.6 million added 6.7 points to our statutory combined ratio. This increased level of catastrophe losses was related to extreme winter weather in the first quarter of 2014 and Midwest storms in Second Quarter 2014.

The yield on the 10-year U.S. Treasury Notes fell by 50 basis points in Six Months 2014, but as the overall portfolio yield approaches the yield of new purchases, we have begun to see a declining rate of pressure on the yield of the existing portfolio. The continued low interest rate environment has several significant impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. However, the interest rate environment presents a significant challenge in generating after-tax return on our investment portfolio.

Given the results we have achieved in Six Months 2014, including the level of catastrophe losses we have incurred and the overall renewal pure price increases we have achieved, we currently expect to generate:

•	A full-year combined ratio of 92% excluding catastrophe losses and assuming no additional prior year casualty reserve development;

•	Five points of catastrophe losses for the year, which is one point higher than our previous guidance;

•	Renewal pure price increases of approximately 6% on an overall company basis, at the low end of our previous estimate of 6%-7%;

•	After-tax investment income of approximately $100 million; and

•	Weighted-average shares of approximately 57.4 million.

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

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$442,041	429,511	3%		$888,729	851,255	4%
NPE	429,051	396,205	8		853,310	787,086	8
Less:
Loss and loss expense incurred	275,395	258,520	7		576,061	509,251	13
Net underwriting expenses incurred	141,986	129,936	9		270,331	256,925	5
Dividends to policyholders	1,549	981	58		2,787	2,067	35
Underwriting gain	$10,121	6,768	50%		$4,131	18,843	(78)%
GAAP Ratios:
Loss and loss expense ratio	64.2%	65.2	(1.0)	pts	67.5%	64.7	2.8	pts
Underwriting expense ratio	33.0	32.9	0.1		31.7	32.6	(0.9)
Dividends to policyholders ratio	0.4	0.2	0.2		0.3	0.3	—
Combined ratio	97.6	98.3	(0.7)		99.5	97.6	1.9
Statutory Ratios:
Loss and loss expense ratio[1]	64.2	65.3	(1.1)		67.5	64.7	2.8
Underwriting expense ratio[1]	32.7	31.5	1.2		31.4	31.9	(0.5)
Dividends to policyholders ratio	0.4	0.2	0.2		0.3	0.3	—
Combined ratio[1]	97.3%	97.0	0.3	pts	99.2%	96.9	2.3	pts

[1]
Statutory ratios for Six Months 2013 included 0.2 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.7 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all eligible employees participating in the plans after March 31, 2016.

The improvements in NPW in Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013 include the following:

	Quarter ended June 30, 2014		Quarter ended June 30, 2013
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	5.9%	82%	7.2%	83%
Standard Personal Lines	6.5	82	8.3	87

	Six Months ended June 30, 2014		Six Months ended June 30, 2013
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	6.1%	82%	7.3%	82%
Standard Personal Lines	6.2	82	8.4	86

The decrease in the Standard Personal Lines retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2014 compared to the twelve-month period ended June 30, 2013.

The GAAP loss and loss expense ratio decreased 1.0 points in Second Quarter 2014 compared to Second Quarter 2013 driven by: (i) renewal pure price increases that exceed our projected loss cost trends; and (ii) favorable prior year casualty reserve development. This was partially offset by higher non-catastrophe property losses and an increased level of catastrophe losses. Quantitative information regarding the property losses and the reserve development is as follows:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$25.5	5.9	pts	$17.1	4.3	pts	1.6	pts
Non-catastrophe property losses	67.5	15.7		50.2	12.7		3.0
Favorable prior year casualty reserve development	(17.5)	(4.1)		(4.0)	(1.0)		(3.1)

The GAAP loss and loss expense ratio increased 2.8 points in Six Months 2014 compared to Six Months 2013 driven by: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. This was partially offset by favorable prior year casualty reserve development and renewal pure price increases that exceed our projected loss cost trends. Quantitative information regarding the property losses and the reserve development is as follows:

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$59.7	7.0	pts	$18.3	2.3	pts	4.7	pts
Non-catastrophe property losses	153.7	18.0		110.9	14.1		3.9
Favorable prior year casualty reserve development	(31.5)	(3.7)		(6.0)	(0.8)		(2.9)

The breakdown of favorable prior year casualty reserve development in our Standard Insurance Operations by line of business is as follows:

Favorable/(Unfavorable) Prior Year Casualty Reserve Development	Quarter ended June 30,				Six Months ended June 30,
($ in millions)	2014		2013		2014		2013
General liability	$14.0		5.0		$25.0		9.0
Commercial automobile	4.0		—		4.0		—
Workers compensation	—		(3.0)		—		(11.0)
Businessowners' policies	(2.5)		3.0		(1.5)		6.0
Homeowners	—		—		—		2.0
Personal automobile	2.0		(1.0)		4.0		—
Total favorable prior year casualty reserve development	$17.5		4.0		$31.5		6.0

Favorable impact on loss ratio	4.1	pts	1.0	pts	3.7	pts.	0.8	pts.

Favorable prior year casualty reserve development of $17.5 million in Second Quarter 2014 and $31.5 million in Six Months 2014 was primarily driven by improving claim trends for the 2007 through 2012 accident years on our general liability line of business coupled with stable workers compensation trends in 2014. Included in this net favorable prior year casualty reserve development is unfavorable development in the 2009 accident year in our businessowners' policies line of business.

The improvement in the GAAP underwriting expense ratio in Six Months 2014 compared to Six Months 2013 was primarily driven by the income generated from the first quarter 2014 sale of the renewal rights to our SIG book of pooled public entity business for $8 million, or 0.9 points.  For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The statutory underwriting expense ratio increased 1.2 points in Second Quarter 2014 compared to Second Quarter 2013 partially due to an increase in commissions to our agents. This increase, which was due to the mix of NPW, coupled with higher supplemental commissions to agents, was recognized immediately on a statutory basis, but was deferred and amortized on a GAAP basis.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$363,860	350,651	4%		$743,210	703,840	6%
NPE	354,507	322,657	10		703,948	640,502	10
Less:
Loss and loss expense incurred	216,532	201,316	8		459,171	404,455	14
Net underwriting expenses incurred	120,723	110,617	9		229,917	218,135	5
Dividends to policyholders	1,549	981	58		2,787	2,067	35
Underwriting gain	$15,703	9,743	61%		$12,073	15,845	(24)%
GAAP Ratios:
Loss and loss expense ratio	61.1%	62.4	(1.3)	pts	65.2%	63.1	2.1	pts
Underwriting expense ratio	34.1	34.3	(0.2)		32.7	34.1	(1.4)
Dividends to policyholders ratio	0.4	0.3	0.1		0.4	0.3	0.1
Combined ratio	95.6	97.0	(1.4)		98.3	97.5	0.8
Statutory Ratios:
Loss and loss expense ratio[1]	61.1	62.4	(1.3)		65.2	63.1	2.1
Underwriting expense ratio[1]	34.0	32.9	1.1		32.2	33.2	(1.0)
Dividends to policyholders ratio	0.4	0.3	0.1		0.4	0.3	0.1
Combined ratio[1]	95.5%	95.6	(0.1)	pts	97.8%	96.6	1.2	pts
1 Statutory ratios for Six Months 2013 included 0.2 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.7 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The increase in NPW in Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013 is primarily the result of the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2014	2013	2013	2012
Retention	82%	83	82%	82
Renewal pure price increases	5.9	7.2	6.1	7.3

NPE increases in Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2014 compared to the twelve-month period ended June 30, 2013.

The GAAP loss and loss expense ratio decreased 1.3 points in Second Quarter 2014 compared to Second Quarter 2013 driven by: (i) renewal pure price increases that averaged 6.1% in Six Months 2014 and 7.6% in full-year 2013, the earning of which exceeds our projected loss cost trend by approximately 3 points; and (ii) favorable prior year casualty reserve development. These were partially offset by the following: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. Quantitative information regarding the property losses and the reserve development is as follows:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$12.8	3.6	pts	$9.2	2.8	pts	0.8	pts
Non-catastrophe property losses	43.6	12.3		27.9	8.6		3.7
Favorable prior year casualty reserve development	(15.5)	(4.4)		(5.0)	(1.5)		(2.9)

The GAAP loss and loss expense ratio increased 2.1 points in Six Months 2014 compared to Six Months 2013 driven by: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. These losses were partially offset by the following: (i) renewal pure price increases that averaged 6.1% in Six Months 2014 and 7.6% in full-year 2013, the earning of which exceeds our projected loss cost trend by approximately 3 points; and (ii) favorable prior year casualty reserve development. Quantitative information regarding the property losses and the reserve development are as follows:

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$38.7	5.5	pts	$9.9	1.6	pts	3.9	pts
Non-catastrophe property losses	102.4	14.5		64.8	10.1		4.4
Favorable prior year casualty reserve development	(27.5)	(3.9)		(4.5)	(0.7)		(3.2)

The improvement in the GAAP and statutory underwriting expense ratios in Six Months 2014 compared to Six Months 2013 was primarily driven by the income generated from the renewal rights sale of our SIG book of business for $8 million, or 1.1 points, in the first quarter of 2014. For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The statutory underwriting expense ratio increased 1.1 points in Second Quarter 2014 compared to Second Quarter 2013 partially due to an increase in commissions to our agents. This increase was driven by: (i) the mix of NPW, specifically lower workers compensation NPW, which has a lower commission rate than our other lines of business; and (ii) higher supplemental commission to agents. These amounts are recognized immediately on a statutory basis, but are deferred and amortized on a GAAP basis.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$118,176	110,232	7%		$237,680	219,637	8%
Direct new business	19,839	20,859	(5)		39,674	40,640	(2)
Retention	82%	82	—	pts	82%	82	—	pts
Renewal pure price increases	7.2%	8.7	(1.5)		7.4%	8.7	(1.3)
Statutory NPE	$111,591	99,766	12%		$220,409	197,469	12%
Statutory combined ratio	80.7%	94.9	(14.2)	pts	80.7%	95.4	(14.7)	pts
% of total statutory standard Commercial Lines NPW	32%	31			32%	31
The growth in NPW and NPE for our general liability business in Second Quarter and Six Months 2014 reflects renewal pure price increases and strong retention.

The statutory combined ratio improvement for Second Quarter and Six Months 2014 was driven by renewal pure price increases of 7.2% and 7.4%, respectively, that continue to outpace loss cost trends on this line as well as the following:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(14.0)	(12.5)	pts	$(5.0)	(5.0)	pts	(7.5)	pts

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(25.0)	(11.3)	pts	$(9.0)	(4.6)	pts	(6.7)	pts
Sale of SIG renewal rights	(2.1)	(0.9)		—	—		(0.9)
Retirement Income Plan curtailment charge	—	—		1.4	0.7		(0.7)

Favorable prior year casualty reserve development in Second Quarter and Six Months 2014 was driven by improving claim trends for the 2012 and prior accident years; whereas favorable prior year casualty reserve development in Second Quarter 2013 and Six Months 2013 was driven by the 2009 through 2011 accident years.

Commercial Automobile
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$87,413	84,254	4%		$176,535	166,126	6%
Direct new business	13,679	16,166	(15)		28,485	31,070	(8)
Retention	82%	82	—	pts	82%	82	—	pts
Renewal pure price increases	5.8%	7.0	(1.2)		6.0%	7.0	(1.0)
Statutory NPE	$83,472	76,706	9%		$165,688	151,053	10%
Statutory combined ratio	93.5%	95.3	(1.8)	pts	94.2%	96.6	(2.4)	pts
% of total statutory standard Commercial Lines NPW	24%	24			24%	24
The growth in NPW and NPE for our commercial automobile business in Second Quarter and Six Months 2014 reflects renewal pure price increases and strong retention.

The statutory combined ratio improvements for Second Quarter 2014 and Six Months 2014 were impacted by the following:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Catastrophe losses	$1.4	1.7	pts	$(0.3)	(0.4)	pts	2.1	pts
Favorable prior year casualty reserve development	(4.0)	(4.8)		—	—		(4.8)

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Catastrophe losses	$1.5	0.9	pts	$(0.9)	(0.6)	pts	1.5	pts
Favorable prior year casualty reserve development	(4.0)	(2.4)		—	—		(2.4)
Sale of SIG renewal rights	(1.5)	(0.9)		—	—		(0.9)
Retirement Income Plan curtailment charge	—	—		1.0	0.6		(0.6)

Favorable prior year casualty development in Second Quarter 2014 and Six Months 2014 was driven by the 2008 through 2012 accident years, partially offset by unfavorable prior year casualty development in the 2013 accident year.

Workers Compensation
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$65,210	68,589	(5)%		$141,181	143,994	(2)%
Direct new business	11,069	14,813	(25)		24,727	28,692	(14)
Retention	81%	81	—	pts	81%	82	(1)	pts
Renewal pure price increases	5.7%	7.6	(1.9)		5.3%	7.8	(2.5)
Statutory NPE	$68,992	64,855	6%		$138,405	130,939	6%
Statutory combined ratio	112.1%	118.3	(6.2)	pts	108.8%	118.6	(9.8)	pts
% of total statutory standard Commercial Lines NPW	18%	20			19%	20

Second Quarter and Six Months 2014 NPW decreased compared to Second Quarter and Six Months 2013 due to a decrease in direct new business. In addition, this line is beginning to be impacted by the sale of the SIG book of business in the first quarter of 2014. The reduction in NPW as a result of this sale was 0.6% for Second Quarter 2014 and 0.3% for Six Months 2014.  Although not substantial during the current quarter and year-to-date periods, the reduction in NPW will become more significant as the year progresses, with the greatest impact expected in the third quarter, due to the seasonality of these premiums.

NPE increases in Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2014 compared to the twelve-month period ended June 30, 2013.

While we continue to view workers compensation in the context of an overall account, we remain very focused on improving this competitive line of business through both underwriting and claims initiatives. We achieved renewal pure price increases of 5.7% in Second Quarter 2014 and 5.3% in Six Months 2014. We are applying all the underwriting tools we have to move pricing higher and write the best risks. In addition, we have centralized the handling of lost-time and medical-only workers compensation claims alongside our strategic case management unit to create integration around our core strategy of early identification, escalation, and mitigation of potentially high-risk claims. We have supplemented our claims expertise within our strategic case management unit with the addition of medical specialists, including nurse practioners and a physician consultant.

The improvement in the statutory combined ratio was primarily attributable to the following:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Unfavorable prior year casualty reserve development	$—	—	pts	$3.5	5.0	pts	(5.0)	pts

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Unfavorable prior year casualty reserve development	$—	—	pts	$10.5	8.1	pts	(8.1)	pts
Sale of SIG renewal rights	(1.5)	(1.1)		—	—		(1.1)
Retirement Income Plan curtailment charge	—	—		1.2	0.9		(0.9)

Second Quarter 2013 and Six Months 2013 unfavorable prior year casualty reserve development was primarily driven by development on the 2012 accident year. In addition, Six Months 2013 was also impacted by a single large claim prior to 2003.

Commercial Property
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$62,630	59,193	6%		$126,726	116,953	8%
Direct new business	13,271	14,396	(8)		27,766	28,781	(4)
Retention	81%	82	(1)	pts	81%	81	—	pts
Renewal pure price increases	4.0%	5.0	(1.0)		4.8%	5.3	(0.5)
Statutory NPE	$61,226	54,937	11%		$121,412	108,352	12%
Statutory combined ratio	101.7%	80.9	20.8	pts	116.4%	83.7	32.7	pts
% of total statutory standard Commercial Lines NPW	17%	17			17%	17

NPW and NPE increased in Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013 primarily due to renewal pure price increases and strong retention.

The increase in the statutory combined ratio in Second Quarter and Six Months 2014 compared to the same prior year periods was due to the following:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$10.1	16.5	pts	$7.7	14.0	pts	2.5	pts
Non-catastrophe property losses	26.2	42.7		13.3	24.3		18.4

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$29.0	23.9	pts	$9.5	8.8	pts	15.1	pts
Non-catastrophe property losses	62.6	51.5		34.0	31.3		20.2
Sale of SIG renewal rights	(1.4)	(1.1)		—	—		(1.1)
Retirement Income Plan curtailment charge	—	—		0.8	0.7		(0.7)

Standard Personal Lines
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$78,181	78,860	(1)%		$145,519	147,415	(1)%
NPE	74,544	73,548	1		149,362	146,584	2
Less:
Loss and loss expense incurred	58,863	57,204	3		116,890	104,796	12
Net underwriting expenses incurred	21,263	19,319	10		40,414	38,790	4
Underwriting (loss) gain	$(5,582)	(2,975)	(88)%		$(7,942)	2,998	(365)%
GAAP Ratios:
Loss and loss expense ratio	79.0%	77.8	1.2	pts	78.3%	71.5	6.8	pts
Underwriting expense ratio	28.5	26.2	2.3		27.0	26.5	0.5
Combined ratio	107.5	104.0	3.5		105.3	98.0	7.3
Statutory Ratios:
Loss and loss expense ratio[1]	79.0	77.9	1.1		78.3	71.6	6.7
Underwriting expense ratio[1]	27.1	25.0	2.1		27.0	26.0	1.0
Combined ratio[1]	106.1%	102.9	3.2	pts	105.3%	97.6	7.7	pts
1 Statutory ratios for Six Months 2013 included 0.1 points in the loss and loss expense ratio, 0.5 points in the underwriting ratio, and 0.6 points in the combined ratio related to the Retirement Income Plan amendments that curtailed the accrual of additional benefits for all employees eligible to participate in the plans after March 31, 2016.

The decreases in NPW for both the quarter and year-to-date periods were primarily driven by a marginal decrease in new business and lower retention compared to the same periods a year ago. Partially offsetting these decreases were renewal pure price increases. Quantitative information regarding these items is as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2014	2013	2014	2013
New Business	$9.7	10.8	$17.7	20.8
Retention	82%	87	82%	86
Renewal pure price increase	6.5	8.3	6.2	8.4

The decrease in retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in Second Quarter and Six Months 2014 compared to Second Quarter and Six Months 2013, are consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2014 compared to the twelve-month period ended June 30, 2013.

The variance in the loss and loss expense ratios was driven by storms and fires, resulting in: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. Partially offsetting these losses were renewal pure price increases of 6.2% for Six Months 2014, and 7.8% for full-year 2013, the earning of which exceeds our projected loss cost trend for the casualty component of our Personal Lines. Quantitative information regarding the property losses are as follows:

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$12.7	17.1	pts	$7.9	10.7	pts	6.4	pts
Non-catastrophe property losses	24.0	32.1		22.3	30.3		1.8
Flood claims handling fees	(1.0)	(1.3)		(1.3)	(1.7)		0.4
(Favorable)/unfavorable prior year casualty development	(2.0)	(2.7)		1.0	1.2		(3.9)

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$21.0	14.1	pts	$8.4	5.7	pts	8.4	pts
Non-catastrophe property losses	51.3	34.4		46.1	31.4		3.0
Flood claims handling fees	(1.6)	(1.0)		(2.8)	(1.9)		0.9
Favorable prior year casualty development	(4.0)	(2.7)		(1.5)	(1.2)		(1.5)

Favorable prior year casualty reserve development in Second Quarter 2014 and Six Months 2014 was driven by the 2009 through 2013 accident years on our personal auto line of business. Unfavorable prior year casualty reserve development in Second Quarter 2013 was driven by accident years prior to 2003, whereas favorable prior year casualty reserve development in Six Months 2013 was due to the 2010 and 2011 accident years in our homeowners line of business.

The increase in the GAAP and statutory underwriting expense ratios were driven by higher supplemental commissions to agents. In addition, the statutory underwriting expense ratio had a one-time favorable premium tax ruling on our Flood business of 1.5 points in Second Quarter 2013 and 0.8 points in Six Months 2013.

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

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$37,782	32,666	16%		$67,844	61,046	11%
NPE	34,574	30,047	15		66,810	60,106	11
Less:
Loss and loss expense incurred	22,400	21,074	6		42,280	40,192	5
Net underwriting expenses incurred	12,211	11,258	8		23,592	22,113	7
Underwriting (loss) gain	$(37)	(2,285)	98%		$938	(2,199)	143%
GAAP Ratios:
Loss and loss expense ratio	64.8%	70.1	(5.3)	pts	63.3%	66.9	(3.6)	pts
Underwriting expense ratio	35.3	37.5	(2.2)		35.3	36.8	(1.5)
Combined ratio	100.1	107.6	(7.5)		98.6	103.7	(5.1)
Statutory Ratios:
Loss and loss expense ratio	65.0	70.3	(5.3)		63.4	66.9	(3.5)
Underwriting expense ratio	34.9	36.5	(1.6)		35.4	35.7	(0.3)
Combined ratio	99.9%	106.8	(6.9)	pts	98.8%	102.6	(3.8)	pts

The improvement in the combined ratio in Second Quarter and Six Months 2014 was driven by the following:

•	Significant underwriting actions that we have implemented to improve profitability, including achieving renewal pure price increases of 2.7% in Second Quarter 2014 and 3.7% in Six Months 2014.

•
No prior year casualty reserve development in 2014 compared to unfavorable prior year casualty reserve development of $2.0 million, or 6.5 points, in Second Quarter 2013 and $2.5 million, or 4.1 points, in Six Months 2013.

•	Catastrophe losses of 4.9 points in Second Quarter 2014 compared to 8.5 points in Second Quarter 2013 and 2.8 points in Six Months 2014 compared to 4.8 points in Six Months 2013.

These benefits were partially offset by increased non-catastrophe property losses in Second Quarter 2014 and Six Months 2014 compared to the same periods last year.

Reinsurance: Standard Insurance Operations

Reinsurance Treaties and Arrangement

We have successfully completed negotiations of our July 1, 2014 Standard Insurance Operations excess of loss treaties with some enhancements in terms and conditions and the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") continues to provide $38.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the total program is $84.0 million.

•	The first layer continues to have unlimited reinstatements. The annual aggregate limit for the $30.0 million in excess of $10.0 million second layer is $120.0 million.

•	The Property Treaty continues to exclude nuclear, biological, chemical, and radiological terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) continues to provide $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses, with the annual aggregate terrorism limits increased to $208.0 million from $201.0 million.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, the high dividend yield strategy is designed to generate consistent dividend income while maintaining an expected tracking error to the S&P 500 Index. Additional equity strategies are focused on meeting or exceeding strategy-specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	June 30, 2014	December 31, 2013	Change %
Total invested assets	$4,739,099	4,583,312	3%
Unrealized gain – before tax	144,877	79,236	83
Unrealized gain – after tax	94,169	51,504	83

The increase in our investment portfolio compared to year-end 2013 was primarily due to: (i) cash flows provided by operating activities of $72.7 million; and (ii) an increase in pre-tax unrealized gains of $65.6 million. These gains were driven by increases in the market value of our fixed income securities portfolio as interest rates decreased during Six Months 2014.

During Six Months 2014, interest rates on the 10-year U.S. Treasury Note fell by 50 basis points. This decline in interest rates increased the unrealized gain position on our fixed income securities portfolio. The average after-tax yield on our purchases of fixed income securities was 2.3% during Second Quarter 2014. The interest rate environment over the past several years has put pressure on the existing investment yield of the portfolio, as new and reinvested money has been redeployed at lower rates. However, as the overall portfolio yield approaches the yield of new purchases, we have begun to see a declining rate of pressure on the yield of the existing portfolio.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	June 30, 2014	December 31, 2013
U.S. government obligations	3%	4
Foreign government obligations	1	1
State and municipal obligations	30	28
Corporate securities	38	39
Mortgage-backed securities (“MBS”)	15	15
Asset-backed securities (“ABS”)	3	3
Total fixed income securities	90	90
Equity securities	4	4
Short-term investments	4	4
Other investments	2	2
Total	100%	100

Fixed Income Securities
The average duration of the fixed income securities portfolio as of June 30, 2014 was 3.6 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We are experiencing continued pressure on the yields within our fixed income securities portfolio, as higher yielding bonds that are either maturing or have been sold are being replaced with lower yielding bonds that are currently available in the marketplace. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale ("AFS") fixed income securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-" as of June 30, 2014. The following table presents the credit ratings of this portfolio:

Fixed Income Security Rating	June 30, 2014	December 31, 2013
Aaa/AAA	16%	15
Aa/AA	45	45
A/A	25	26
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed income securities at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government obligations	$158.8	9.3	AA+	173.4	10.1	AA+
Foreign government obligations	28.0	1.0	AA-	30.6	0.8	AA-
State and municipal obligations	1,107.1	27.0	AA+	951.6	5.2	AA
Corporate securities	1,782.6	52.4	A-	1,734.9	27.0	A
ABS	132.2	0.7	AAA	140.9	0.5	AAA
MBS	681.5	7.8	AA+	684.1	(4.0)	AA+
Total AFS fixed income portfolio	$3,890.2	98.2	AA-	3,715.5	39.6	AA-
State and Municipal Obligations:
General obligations	$528.0	12.4	AA+	472.0	2.6	AA+
Special revenue obligations	579.1	14.6	AA	479.6	2.6	AA
Total state and municipal obligations	$1,107.1	27.0	AA+	951.6	5.2	AA
Corporate Securities:
Financial	$550.7	16.1	A	534.1	11.7	A
Industrials	140.6	5.3	A-	135.1	3.7	A-
Utilities	156.4	3.8	BBB+	146.5	(0.3)	A-
Consumer discretionary	204.9	7.0	A-	190.6	2.7	A-
Consumer staples	171.5	4.8	A	171.9	3.0	A
Healthcare	167.8	5.4	A	168.5	3.1	A
Materials	109.3	3.5	BBB+	101.2	1.4	A-
Energy	108.1	2.8	A-	93.7	0.9	A-
Information technology	116.0	1.8	A+	121.2	(0.6)	A+
Telecommunications services	50.4	1.5	BBB+	64.7	1.0	BBB+
Other	6.9	0.4	AA+	7.4	0.4	AA+
Total corporate securities	$1,782.6	52.4	A-	1,734.9	27.0	A
ABS:
ABS	$131.8	0.7	AAA	140.4	0.4	AAA
Sub-prime ABS[1]	0.4	—	D	0.5	0.1	D
Total ABS	132.2	0.7	AAA	140.9	0.5	AAA
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$23.7	0.6	AA+	30.0	0.9	AA+
Other agency CMBS	10.8	(0.1)	AA+	9.1	(0.3)	AA+
Non-agency CMBS	138.0	1.6	AA+	132.2	(1.5)	AA+
Government guaranteed agency residential MBS ("RMBS")	41.8	1.2	AA+	55.2	1.4	AA+
Other agency RMBS	422.9	3.6	AA+	411.5	(5.1)	AA+
Non-agency RMBS	40.1	0.8	A-	41.4	0.6	A-
Alternative-A (“Alt-A”) RMBS	4.2	0.1	A	4.7	—	A
Total MBS	$681.5	7.8	AA+	684.1	(4.0)	AA+
1Subprime ABS consists of one security whose issuer is currently expected by rating agencies to default on its obligations. We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at June 30, 2014 and December 31, 2013:

June 30, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Foreign government obligations	$5.5	5.4	0.1	0.1	0.2	AA+
State and municipal obligations	346.7	330.8	15.9	2.9	18.8	AA
Corporate securities	24.5	21.5	3.0	(0.3)	2.7	A+
ABS	3.3	2.7	0.6	(0.6)	—	AAA
MBS	5.5	4.5	1.0	(0.5)	0.5	AAA
Total HTM fixed income portfolio	$385.5	364.9	20.6	1.6	22.2	AA
State and Municipal Obligations:
General obligations	$110.6	105.9	4.7	1.5	6.2	AA
Special revenue obligations	236.1	224.9	11.2	1.4	12.6	AA
Total state and municipal obligations	$346.7	330.8	15.9	2.9	18.8	AA
Corporate Securities:
Financial	$2.3	1.9	0.4	(0.1)	0.3	A-
Industrials	7.0	5.9	1.1	(0.1)	1.0	A+
Utilities	13.7	12.2	1.5	(0.1)	1.4	A+
Consumer discretionary	1.5	1.5	—	—	—	AA
Total corporate securities	$24.5	21.5	3.0	(0.3)	2.7	A+
ABS:
ABS	$0.8	0.8	—	—	—	AA
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.3	2.7	0.6	(0.6)	—	AAA
MBS:
Non-agency CMBS	$5.5	4.5	1.0	(0.5)	0.5	AAA
Total MBS	$5.5	4.5	1.0	(0.5)	0.5	AAA

December 31, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	369.8	352.2	17.6	4.0	21.6	AA
Corporate securities	30.3	27.8	2.5	(0.3)	2.2	A
ABS	3.4	2.8	0.6	(0.6)	—	AA+
MBS	7.9	4.7	3.2	(0.9)	2.3	AA-
Total HTM portfolio	$417.0	392.9	24.1	2.3	26.4	AA
State and Municipal Obligations:
General obligations	$118.5	113.1	5.4	2.0	7.4	AA
Special revenue obligations	251.3	239.1	12.2	2.0	14.2	AA
Total state and municipal obligations	$369.8	352.2	17.6	4.0	21.6	AA
Corporate Securities:
Financial	$7.3	6.8	0.5	(0.1)	0.4	BBB+
Industrials	7.8	6.8	1.0	(0.2)	0.8	A+
Utilities	13.2	12.2	1.0	—	1.0	A+
Consumer discretionary	2.0	2.0	—	—	—	AA
Total corporate securities	$30.3	27.8	2.5	(0.3)	2.2	A
ABS:
ABS	$0.9	0.9	—	—	—	A
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.4	2.8	0.6	(0.6)	—	AA+
MBS:
Non-agency CMBS	$7.9	4.7	3.2	(0.9)	2.3	AA-
Total MBS	$7.9	4.7	3.2	(0.9)	2.3	AA-

The sector composition and credit quality of our municipal bonds did not significantly change from December 31, 2013. For details regarding our special revenue bond sectors and additional information regarding credit risk and our management of MBS exposure, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2013 Annual Report.

The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at June 30, 2014:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	% of Total	Weighted Average Credit Quality
($ in thousands)	Local	State
New York	$9,854	—	109,187	119,041	8%	AA+
Texas[1]	57,750	5,812	54,741	118,303	8%	AA+
Washington	39,628	6,912	43,399	89,939	6%	AA+
Florida	—	15,479	50,340	65,819	5%	AA
Arizona	8,062	1,003	54,865	63,930	4%	AA
California	8,873	—	40,809	49,682	4%	AA
Colorado	31,723	—	16,712	48,435	3%	AA-
Missouri	16,015	10,138	19,196	45,349	3%	AA+
North Carolina	13,079	8,275	22,998	44,352	3%	AA
Ohio	8,365	19,104	14,927	42,396	3%	AA+
Other	170,146	139,726	319,588	629,460	43%	AA
	363,495	206,449	746,762	1,316,706	90%	AA
Pre-refunded/escrowed to maturity bonds	52,757	15,878	68,437	137,072	10%	AA+
Total	$416,252	222,327	815,199	1,453,778	100%	AA

% of Total Portfolio	29%	15%	56%	100%
1 Of the $58 million in local Texas general obligation bonds, $28 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee program that supports these bonds.

A portion of our municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of June 30, 2014:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$185,126	AA-	AA-
Assured Guaranty	138,553	AA	AA-
Ambac Financial Group, Inc.	58,848	AA	AA
Other	10,575	AA	A+
Total	$393,102	AA	AA-

Equity Securities
Our equity securities portfolio was 4% of invested assets as of both June 30, 2014 and December 31, 2013, while the value of this portfolio increased modestly to $211.3 million from $192.8 million over the same time period. During Six Months 2014, we rebalanced our high dividend yield strategy holdings within this portfolio, generating purchases of $111.8 million and sales of securities that had an original cost of $99.6 million.

Unrealized/Unrecognized Losses
Our net unrealized/unrecognized loss positions improved by $38.7 million, to $13.3 million, as of June 30, 2014 compared to December 31, 2013. The majority of this improvement was in our fixed income securities portfolio.

The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at June 30, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$393	378	15
Due after one year through five years	256,800	253,974	2,826
Due after five years through ten years	559,252	548,852	10,400
Due after ten years	3,461	3,401	60
Total	$819,906	806,605	13,301

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at June 30, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$1,484	1,482	2
Due after one year through five years	2,515	2,496	19
Total	$3,999	3,978	21

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report. We have concluded that these securities were temporarily impaired as of June 30, 2014 and December 31, 2013. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 5. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Other Investments
As of June 30, 2014, other investments of $106.1 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $52.7 million in our other investments portfolio through commitments that currently expire at various dates through 2026. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2014	2013	2014	2013
Fixed income securities	$33,781	30,298	64,809	60,387
Equity securities	1,736	1,874	3,185	3,081
Short-term investments	14	29	33	81
Other investments	3,553	3,869	8,771	7,471
Investment expenses	(2,310)	(2,067)	(4,490)	(4,147)
Net investment income earned – before tax	36,774	34,003	72,308	66,873
Net investment income tax expense	(9,353)	(8,303)	(18,401)	(16,334)
Net investment income earned – after tax	$27,421	25,700	53,907	50,539
Effective tax rate	25.4%	24.4	25.4	24.4
Annualized after-tax yield on fixed income securities	2.4	2.3	2.3	2.4
Annualized after-tax yield on investment portfolio	2.3	2.3	2.3	2.3

Net investment income before tax increased in Second Quarter and Six Months 2014 compared to the same periods last year primarily due to higher income from our fixed income securities, driven by an increase in the size of this portfolio, which more than offset the lower yield earned this year compared to last.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains amounted to $4.5 million in Second Quarter 2014 and $11.8 million in Six Months 2014, and $5.2 million and $8.5 million in the same periods a year ago. These amounts included $0.4 million and $1.4 million in OTTI charges in Second Quarter and Six Months 2014, and $0.6 million and $2.5 million in Second Quarter and Six Months 2013, respectively.

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

For discussion of our realized gains and losses as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report, and for qualitative information about our OTTI charges, see Note 5. "Investments" in Item 1. "Financial Statements." of this
Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended June 30,		Six Months ended June 30,
($ in million)	2014	2013	2014	2013
Federal income tax expense from continuing operations	$10.2	9.1	17.3	15.6
Effective tax rate	26%	25	27	24

Despite lower pre-tax net income in Six Months 2014 compared to Six Months 2013, federal income tax expense, as well as the effective tax rate have increased year over year. This increase is driven by our expectation of relatively higher full-year insurance operations results in 2014. We are required, through accounting rules, to record each quarter’s taxes at the expected annual effective tax rate regardless of the relative magnitude of the individual components within any one quarter.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $168 million at June 30, 2014 was comprised of $30.8 million at Selective Insurance Group, Inc. (the "Parent") and $137.2 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $60 million at June 30, 2014 compared to $56 million at December 31, 2013.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $57.5 million in total dividends to the Parent in 2014. Cash dividends of $28.8 million were paid in Six Months 2014. As of December 31, 2013, our allowable ordinary maximum dividend was approximately $127 million for 2014.
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
The Parent had no private or public issuances of stock during Six Months 2014 and there were no borrowings under its $30 million line of credit ("Line of Credit") at June 30, 2014 or at any time during Six Months 2014.

We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). These Insurance Subsidiaries are Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow up to 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

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

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.6 years as of June 30, 2014, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

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

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at June 30, 2014 or at any time during Six Months 2014.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2014	Actual as of June 30, 2014
Consolidated net worth	$830 million	$1.2 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	24.3%
A.M. Best financial strength rating	A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2014, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.2 billion, and total debt of $392.3 million, which equates to a debt-to-capital ratio of approximately 24.1%.

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

Book value per share increased to $21.96 as of June 30, 2014, from $20.63 as of December 31, 2013, due to $0.84 in net income coupled with a $0.76 increase in unrealized gains on our investment portfolio. These items were partially offset by $0.26 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In Second Quarter 2014, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our strong risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 84 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in Second Quarter 2014, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook has been revised to stable reflecting operating earnings-based interest coverage that showed improvement in 2013.

•
S&P Ratings Services ("S&P") - In the third quarter of 2013, S&P lowered our financial strength rating to “A-” from “A” under their revised rating criteria. The rating reflects our strong business risk profile and moderately strong financial risk profile, built on a strong competitive position in the regional small to midsize commercial insurance markets in Mid-Atlantic states and strong capital and earnings. The rating revision reflects S&P's view of our capital and earnings volatility relative to our peers. The outlook for the rating is stable citing the expectation that we will sustain our strong competitive position and business risk profile while maintaining a strong capital and earnings profile.

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating was reaffirmed in the first quarter of 2013 by Moody's, which cited our strong regional franchise with established independent agency support, along with solid risk adjusted capitalization and strong invested asset quality. Our outlook was revised to negative, citing that our underwriting results have lagged similarly rated peers.

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

Off-Balance Sheet Arrangements
At June 30, 2014 and December 31, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2013 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in 1992. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors also could impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing, stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2013 Annual Report other than as discussed below.

We face risks regarding our flood business because of uncertainties regarding the NFIP.

We are the fifth largest insurance group participating in the write-your-own ("WYO") arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.7% of direct premiums written. The servicing fee is the combination of 0.9% of direct written premiums and 1.5% of incurred losses.

The NFIP is funded by Congress. In 2012, after the NFIP had numerous short-term funding delays, Congress passed, and the President signed, the Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”). The Biggert-Waters Act: (i) extended NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policyholders. FEMA implemented these rates throughout 2013, which created significant public discontent and Congressional concern over the impact of the new rates on NFIP insureds.

Consequently, Congress passed and, on March 21, 2014, the President signed into law, the Homeowner Flood Insurance Affordability Act of 2014 (“Flood Affordability Act”). The Flood Affordability Act substantially modifies certain provisions of the Biggert-Waters Act, and makes certain other program changes. Significantly, the Flood Affordability Act substantially modifies many of the Biggert-Waters Act rate increases. Consequently, we are working with FEMA to implement the new rate structures.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may differ from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states; however, the NFIP is a federal program. Consequently, we have the risk that regulatory positions taken by the NFIP and a state regulator on the same issue may conflict.

Despite the passage of the Flood Affordability Act, the NFIP remains under scrutiny by policymakers. The uncertainty behind the public policy debate and politics of flood insurance funding and reform make it difficult for us to predict the future of the NFIP and the continued financial viability of our participation in the program.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2014	5,938	$22.47	—	—
May 1 - 31, 2014	—	—	—	—
June 1 – 30, 2014	5	23.27	—	—
Total	5,943	$22.47	—	—

1During Second Quarter 2014, 5,943 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

Item 6. EXHIBITS.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 31, 2014
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 31, 2014
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)