Form 10-Q
period 2014-09-30
SELECTIVE INSURANCE GROUP INC
filed 2014-10-30
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
or

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
As of September 30, 2014, there were 56,424,220 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2014	December 31, 2013
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $354,190 – 2014; $416,981 – 2013)	$336,082	392,879
Fixed income securities, available-for-sale – at fair value (amortized cost: $3,884,252 – 2014; $3,675,977 – 2013)	3,967,638	3,715,536
Equity securities, available-for-sale – at fair value (cost: $180,419 – 2014; $155,350 – 2013)	211,266	192,771
Short-term investments (at cost which approximates fair value)	181,593	174,251
Other investments	106,548	107,875
Total investments (Note 5)	4,803,127	4,583,312
Cash	2,501	193
Interest and dividends due or accrued	37,563	37,382
Premiums receivable, net of allowance for uncollectible accounts of: $3,860 – 2014; $4,442 – 2013	591,686	524,870
Reinsurance recoverables, net	559,946	550,897
Prepaid reinsurance premiums	158,889	143,000
Current federal income tax	—	512
Deferred federal income tax	92,780	122,613
Property and equipment – at cost, net of accumulated depreciation and amortization of: $188,175 – 2014; $179,192 – 2013	55,532	50,834
Deferred policy acquisition costs	189,681	172,981
Goodwill	7,849	7,849
Other assets	77,865	75,727
Total assets	$6,577,419	6,270,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,445,706	3,349,770
Unearned premiums	1,143,979	1,059,155
Notes payable	392,294	392,414
Current federal income tax	16,322	—
Accrued salaries and benefits	97,469	111,427
Other liabilities	214,724	203,476
Total liabilities	$5,310,494	5,116,242

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 99,753,415 – 2014; 99,120,235 – 2013	199,507	198,240
Additional paid-in capital	300,425	288,182
Retained earnings	1,280,148	1,202,015
Accumulated other comprehensive income (Note 10)	49,125	24,851
Treasury stock – at cost (shares: 43,329,195 – 2014; 43,198,622 – 2013)	(562,280)	(559,360)
Total stockholders’ equity	1,266,925	1,153,928
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,577,419	6,270,170

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Net premiums earned	$462,639	437,568	1,382,759	1,284,760
Net investment income earned	34,292	32,457	106,600	99,330
Net realized gains:
Net realized investment gains	15,231	14,111	28,370	25,124
Other-than-temporary impairments	—	(680)	(1,382)	(3,107)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	—	—	(77)
Total net realized gains	15,231	13,431	26,988	21,940
Other income	3,196	3,357	14,931	9,677
Total revenues	515,358	486,813	1,531,278	1,415,707

Expenses:
Loss and loss expense incurred	270,932	283,317	889,273	832,760
Policy acquisition costs	158,101	145,314	462,540	428,570
Interest expense	5,558	5,570	16,544	16,971
Other expenses	5,441	8,127	22,990	27,852
Total expenses	440,032	442,328	1,391,347	1,306,153

Income from continuing operations, before federal income tax	75,326	44,485	139,931	109,554

Federal income tax expense:
Current	7,373	6,367	22,692	20,041
Deferred	14,791	5,465	16,762	7,433
Total federal income tax expense	22,164	11,832	39,454	27,474

Net income from continuing operations	53,162	32,653	100,477	82,080

Loss on disposal of discontinued operations, net of tax of $(538) – 2013	—	—	—	(997)

Net income	$53,162	32,653	100,477	81,083

Earnings per share:
Basic net income from continuing operations	$0.94	0.59	1.79	1.48
Basic net loss from discontinued operations	—	—	—	(0.02)
Basic net income	$0.94	0.59	1.79	1.46

Diluted net income from continuing operations	$0.93	0.57	1.75	1.45
Diluted net loss from discontinued operations	—	—	—	(0.02)
Diluted net income	$0.93	0.57	1.75	1.43

Dividends to stockholders	$0.13	0.13	0.39	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Net income	$53,162	32,653	100,477	81,083

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(8,988)	6,383	41,767	(50,576)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—	50
Amount reclassified into net income:
Held-to-maturity securities	(243)	(307)	(683)	(1,172)
Non-credit other-than-temporary impairments	780	1	1,085	9
Realized gains on available for sale securities	(10,683)	(8,785)	(18,637)	(16,107)
Total unrealized (losses) gains on investment securities	(19,134)	(2,708)	23,532	(67,796)

Defined benefit pension and post-retirement plans:
Net actuarial gain	—	—	—	28,600
Amounts reclassified into net income:
Net actuarial loss	247	513	742	2,222
Prior service cost	—	—	—	6
Curtailment expense	—	—	—	11
Total defined benefit pension and post-retirement plans	247	513	742	30,839
Other comprehensive (loss) income	(18,887)	(2,195)	24,274	(36,957)
Comprehensive income	$34,275	30,458	124,751	44,126

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands)	2014	2013
Common stock:
Beginning of year	$198,240	196,388
Dividend reinvestment plan (shares: 44,322 – 2014; 49,964 – 2013)	89	100
Stock purchase and compensation plans (shares: 588,858 – 2014; 712,994 – 2013)	1,178	1,426
End of period	199,507	197,914

Additional paid-in capital:
Beginning of year	288,182	270,654
Dividend reinvestment plan	957	1,052
Stock purchase and compensation plans	11,286	12,361
End of period	300,425	284,067

Retained earnings:
Beginning of year	1,202,015	1,125,154
Net income	100,477	81,083
Dividends to stockholders ($0.39 per share – 2014 and 2013)	(22,344)	(22,153)
End of period	1,280,148	1,184,084

Accumulated other comprehensive income:
Beginning of year	24,851	54,040
Other comprehensive income (loss)	24,274	(36,957)
End of period	49,125	17,083

Treasury stock:
Beginning of year	(559,360)	(555,644)
Acquisition of treasury stock (shares: 130,573 – 2014; 151,555 – 2013)	(2,920)	(3,295)
End of period	(562,280)	(558,939)
Total stockholders’ equity	$1,266,925	1,124,209

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended September 30,
($ in thousands)	2014	2013
Operating Activities
Net income	$100,477	81,083

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,059	32,861
Sale of renewal rights	(8,000)	—
Loss on disposal of discontinued operations	—	997
Stock-based compensation expense	7,421	7,428
Undistributed (gains) losses of equity method investments	(131)	248
Net realized gains	(26,988)	(21,940)
Retirement income plan curtailment expense	—	16

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	86,887	112,876
Increase in unearned premiums, net of prepaid reinsurance	68,935	120,288
Decrease in net federal income taxes	33,596	8,990
Increase in premiums receivable	(66,816)	(84,826)
Increase in deferred policy acquisition costs	(16,700)	(21,688)
Increase in interest and dividends due or accrued	(82)	(45)
(Decrease) increase in accrued salaries and benefits	(13,958)	8,286
(Decrease) increase in accrued insurance expenses	(12,545)	6,895
Other-net	(25,036)	(13,480)
Net adjustments	57,642	156,906
Net cash provided by operating activities	158,119	237,989

Investing Activities
Purchase of fixed income securities, available-for-sale	(560,493)	(838,634)
Purchase of equity securities, available-for-sale	(185,529)	(112,742)
Purchase of other investments	(8,498)	(7,864)
Purchase of short-term investments	(1,082,192)	(1,619,948)
Sale of subsidiary	—	1,225
Sale of fixed income securities, available-for-sale	35,499	6,851
Sale of short-term investments	1,074,850	1,662,340
Redemption and maturities of fixed income securities, held-to-maturity	56,375	87,952
Redemption and maturities of fixed income securities, available-for-sale	336,939	413,722
Sale of equity securities, available-for-sale	186,001	109,399
Distributions from other investments	13,514	10,546
Purchase of property and equipment	(9,178)	(10,493)
Sale of renewal rights	8,000	—
Net cash used in investing activities	(134,712)	(297,646)

Financing Activities
Dividends to stockholders	(20,899)	(20,532)
Acquisition of treasury stock	(2,920)	(3,295)
Net proceeds from stock purchase and compensation plans	3,554	4,305
Proceeds from issuance of notes payable, net of debt issuance costs	—	178,435
Repayment of notes payable	—	(100,000)
Excess tax benefits from share-based payment arrangements	1,024	1,479
Repayments of capital lease obligations	(1,858)	(768)
Net cash (used in) provided by financing activities	(21,099)	59,624
Net increase (decrease) in cash	2,308	(33)
Cash, beginning of year	193	210
Cash, end of period	$2,501	177
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

These Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. The Financial Statements cover the third quarters ended September 30, 2014 (“Third Quarter 2014”) and September 30, 2013 (“Third Quarter 2013”) and the nine-month periods ended September 30, 2014 ("Nine Months 2014") and September 30, 2013 ("Nine Months 2013"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, the Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) filed with the SEC.

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
If either of these conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

ASU 2013-11 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not impact our financial condition or results of operation.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01").  ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a newly defined "proportional amortization method" if certain conditions are met. This policy election is required to be applied consistently to all qualifying investments, rather than a decision to be applied to individual investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as components of income tax expense (benefit).  When a company does not make a policy election to account for investments in qualified affordable housing projects using the proportional amortization method, these investments are required to be accounted for as an equity method investment or a cost method investment.

ASU 2014-01 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption being permitted. During Third Quarter 2014, we adopted this guidance and have made a policy election to use the proportional amortization method. The adoption of this guidance did not materially impact our financial condition or results of operation.

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

NOTE 4. Statements of Cash Flow
Supplemental cash flow information for Nine Months 2014 and 2013 is as follows:

	Nine Months ended September 30,
($ in thousands)	2014	2013
Cash paid during the period for:
Interest	$14,089	13,325
Federal income tax	4,699	17,000

Non-cash items:
Tax-free exchange of fixed income securities, available-for-sale ("AFS")	14,954	23,733
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	4,288	15,820
Stock split related to equity securities, AFS	334	—
Assets acquired under capital lease arrangements	4,853	2,290

At September 30, 2014, included in "Other assets" on the Consolidated Balance Sheets was $8.1 million of cash received from the NFIP, which is restricted to pay flood claims under the WYO program.

NOTE 5. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	68	5,360	47	—	5,407
Obligations of state and political subdivisions	301,216	2,472	303,688	13,921	—	317,609
Corporate securities	20,303	(325)	19,978	2,749	(1)	22,726
Asset-backed securities (“ABS”)	3,111	(530)	2,581	543	—	3,124
Commercial mortgage-backed securities (“CMBS”)	4,953	(478)	4,475	849	—	5,324
Total HTM fixed income securities	$334,875	1,207	336,082	18,109	(1)	354,190

December 31, 2013
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	131	5,423	168	—	5,591
Obligations of state and political subdivisions	348,109	4,013	352,122	17,634	—	369,756
Corporate securities	28,174	(346)	27,828	2,446	—	30,274
ABS	3,413	(655)	2,758	657	—	3,415
CMBS	5,634	(886)	4,748	3,197	—	7,945
Total HTM fixed income securities	$390,622	2,257	392,879	24,102	—	416,981

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 2.0 years as of September 30, 2014.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$143,742	8,210	(263)	151,689
Foreign government	27,041	832	(6)	27,867
Obligations of states and political subdivisions	1,196,478	34,533	(1,777)	1,229,234
Corporate securities	1,725,290	44,571	(6,631)	1,763,230
ABS	146,557	791	(382)	146,966
CMBS[1]	164,934	2,077	(1,493)	165,518
Residential mortgage-backed securities (“RMBS”)[2]	480,210	7,664	(4,740)	483,134
AFS fixed income securities	3,884,252	98,678	(15,292)	3,967,638
AFS equity securities	180,419	34,797	(3,950)	211,266
Total AFS securities	$4,064,671	133,475	(19,242)	4,178,904

December 31, 2013
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$163,218	10,661	(504)	173,375
Foreign government	29,781	906	(72)	30,615
Obligations of states and political subdivisions	946,455	25,194	(20,025)	951,624
Corporate securities	1,707,928	44,004	(17,049)	1,734,883
ABS	140,430	934	(468)	140,896
CMBS[1]	172,288	2,462	(3,466)	171,284
RMBS[2]	515,877	7,273	(10,291)	512,859
AFS fixed income securities	3,675,977	91,434	(51,875)	3,715,536
AFS equity securities	155,350	37,517	(96)	192,771
Total AFS securities	$3,831,327	128,951	(51,971)	3,908,307

1 CMBS includes government guaranteed agency securities with a fair value of $17.6 million at September 30, 2014 and $30.0 million at December 31, 2013.
2 RMBS includes government guaranteed agency securities with a fair value of $35.9 million at September 30, 2014 and $55.2 million at December 31, 2013.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2014 and December 31, 2013, the fair value and gross pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

September 30, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$1,001	—	13,219	(263)
Foreign government	4,755	(6)	—	—
Obligations of states and political subdivisions	121,728	(292)	98,944	(1,485)
Corporate securities	274,501	(1,529)	158,127	(5,102)
ABS	47,542	(134)	14,149	(248)
CMBS	16,969	(89)	57,634	(1,404)
RMBS	30,958	(101)	163,237	(4,639)
Total fixed income securities	497,454	(2,151)	505,310	(13,141)
Equity securities	35,229	(3,950)	—	—
Subtotal	$532,683	(6,101)	505,310	(13,141)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	460	(9)	8	—	—	—
ABS	—	—	—	2,428	(530)	516
Subtotal	$460	(9)	8	2,428	(530)	516
Total AFS and HTM	$533,143	(6,110)	8	507,738	(13,671)	516

December 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$16,955	(500)	507	(4)
Foreign government	2,029	(30)	2,955	(42)
Obligations of states and political subdivisions	442,531	(19,120)	13,530	(905)
Corporate securities	511,100	(15,911)	14,771	(1,138)
ABS	68,725	(468)	—	—
CMBS	100,396	(2,950)	6,298	(516)
RMBS	268,943	(10,031)	2,670	(260)
Total fixed income securities	1,410,679	(49,010)	40,731	(2,865)
Equity securities	1,124	(96)	—	—
Subtotal	$1,411,803	(49,106)	40,731	(2,865)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$65	(5)	5	441	(20)	14
ABS	—	—	—	2,490	(655)	621
Subtotal	65	(5)	5	2,931	(675)	635
Total AFS and HTM	$1,411,868	(49,111)	5	43,662	(3,540)	635
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of September 30, 2014 compared to December 31, 2013:

($ in thousands)
September 30, 2014			December 31, 2013
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
404	80% - 99%	$16,417	556	80% - 99%	$51,835
2	60% - 79%	2,840	1	60% - 79%	176
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$19,257			$52,011

At September 30, 2014, we had 406 securities in an aggregate unrealized/unrecognized loss position of $19.3 million, compared to 557 securities in an aggregate unrealized/unrecognized loss position of $52.0 million at December 31, 2013. This improvement was mainly driven by a lower interest rate environment. Fixed income security pricing in the marketplace has improved reflecting the 54 basis point decrease in 10-year U.S. Treasury Note yields during Nine Months 2014.

At September 30, 2014, $13.2 million of the aggregate unrealized/unrecognized losses related to securities that have been in a loss position for more than 12 months, while at December 31, 2013, these losses amounted to $2.9 million. Despite these securities being in a loss position, the nature of the loss is interest-rate related as opposed to credit-related concerns, as was evidenced by the fact that the severity of impairment on these securities improved from an average of 6% of amortized cost at year end to an average of 3% of amortized cost at the end of the third quarter. This movement is reflective of the overall interest rate decline experienced during the year.

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

In addition, we do not intend to sell any securities in an unrealized/unrecognized loss position, nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of September 30, 2014. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at September 30, 2014, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are HTM fixed income securities at September 30, 2014:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$99,364	100,786
Due after one year through five years	220,937	235,038
Due after five years through 10 years	15,781	18,366
Total HTM fixed income securities	$336,082	354,190

Listed below are AFS fixed income securities at September 30, 2014:

($ in thousands)	Fair Value
Due in one year or less	$435,053
Due after one year through five years	1,915,327
Due after five years through 10 years	1,507,315
Due after 10 years	109,943
Total AFS fixed income securities	$3,967,638

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2014
($ in thousands)	September 30, 2014	December 31, 2013	Remaining Commitment
Alternative Investments
Secondary private equity	$23,064	25,618	6,978
Private equity	21,569	20,192	9,181
Energy/power generation	16,659	17,361	6,984
Mezzanine financing	11,273	12,738	13,774
Real estate	11,212	11,698	10,061
Distressed debt	9,205	11,579	2,981
Venture capital	7,115	7,025	350
Total alternative investments	100,097	106,211	50,309
Other securities	6,451	1,664	—
Total other investments	$106,548	107,875	50,309

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three and nine-month periods ended September 30 is based on the investments' results through June 30 and is as follows:

Income Statement Information	Quarter ended September 30,[1]		Nine Months ended September 30,[2]
($ in millions)	2014	2013	2014	2013
Net investment income	$81.3	97.8	$167.0	352.8
Realized (losses) gains	(26.1)	162.8	171.5	762.5
Net change in unrealized appreciation	628.6	104.8	1,471.0	85.9
Net income	$683.8	365.4	$1,809.5	1,201.2
Selective’s insurance subsidiaries’ other investments income	$3.9	2.6	$12.7	10.1
1 The majority of these results are for the second quarter of each respective year.
2 The majority of these results are for the nine months ended June 30 of each respective year.

(f) We have pledged certain AFS fixed income securities as collateral related to: (i) our outstanding borrowing of $58 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); and (ii) our reinsurance obligations related to our 2011 acquisition of our E&S book of business. In addition, certain securities were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2014:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$22.8	—	25.6	48.4
Obligations of states and political subdivisions	—	5.7	—	5.7
Corporate securities	—	5.3	—	5.3
ABS	—	2.0	—	2.0
CMBS	1.2	—	—	1.2
RMBS	37.6	2.3	—	39.9
Total pledged as collateral	$61.6	15.3	25.6	102.5

(g) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Fixed income securities	$30,706	30,569	$95,515	$90,956
Equity securities	1,909	1,341	5,094	4,422
Short-term investments	15	21	48	102
Other investments	3,906	2,639	12,677	10,110
Investment expenses	(2,244)	(2,113)	(6,734)	(6,260)
Net investment income earned	$34,292	32,457	106,600	99,330

(h) The following tables summarize OTTI by asset type for the periods indicated. We had no OTTI charges in Third Quarter 2014:

Third Quarter 2013	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$680	—	680
OTTI losses	$680	—	680

Nine Months 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$1,382	—	1,382
OTTI losses	$1,382	—	1,382

Nine Months 2013	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
HTM fixed income securities
ABS	$(44)	(47)	3
Total HTM fixed income securities	(44)	(47)	3
AFS fixed income securities
RMBS	(22)	(30)	8
Total AFS fixed income securities	(22)	(30)	8
Equity securities	1,326	—	1,326
Total AFS securities	1,304	(30)	1,334
Other investments	1,847	—	1,847
OTTI losses	$3,107	(77)	3,184

For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2013 Annual Report.

The following tables set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portionof the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended September 30,
($ in thousands)	2014	2013
Balance, beginning of period	$5,534	7,488
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(90)	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$5,444	7,488

	Nine Months ended September 30,
($ in thousands)	2014	2013
Balance, beginning of period	$7,488	7,477
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(2,044)	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	11
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$5,444	7,488

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
HTM fixed income securities
Gains	$—	32	3	35
Losses	(4)	(37)	(18)	(86)
AFS fixed income securities
Gains	695	662	1,633	2,580
Losses	(29)	(31)	(172)	(330)
AFS equity securities
Gains	14,576	13,801	27,255	24,272
Losses	(8)	(236)	(332)	(407)
Other investments
Gains	1	—	1	—
Losses	—	(80)	—	(940)
Total other net realized investment gains	15,231	14,111	28,370	25,124
Total OTTI charges recognized in earnings	—	(680)	(1,382)	(3,184)
Total net realized gains	$15,231	13,431	26,988	21,940

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. The $15.2 million and $28.4 million in net realized gains in Third Quarter and Nine Months 2014, respectively, were primarily related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio.

Of the $14.1 million and $25.1 million in net realized gains in Third Quarter and Nine Months 2013, $13.5 million and $19.1 million, respectively, were related to the sale of AFS equity securities due to the rebalancing of our high dividend yield strategy holdings within our equity portfolio. In addition, $4.7 million in net realized gains in Nine Months 2013, was related to the sale of a private equity security due to the acquisition of this investment by a third party.

Proceeds from the sale of AFS securities were $89.9 million in Third Quarter 2014 and $221.5 million in Nine Months 2014, and $67.2 million and $116.3 million in the same periods a year ago.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$336,082	354,190	392,879	416,981
AFS	3,967,638	3,967,638	3,715,536	3,715,536
Equity securities, AFS	211,266	211,266	192,771	192,771
Short-term investments	181,593	181,593	174,251	174,251
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,000	13,085	13,000	13,319
1.25% borrowings from FHLBI	45,000	45,220	45,000	45,259
7.25% Senior Notes	49,896	56,970	49,916	50,887
6.70% Senior Notes	99,398	110,310	99,498	98,247
5.875% Senior Notes	185,000	179,598	185,000	146,298
Total notes payable	$392,294	405,183	392,414	354,010

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

For a discussion of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2013 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2014 and December 31, 2013:

September 30, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 9/30/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$151,689	51,467	100,222	—
Foreign government	27,867	—	27,867	—
Obligations of states and political subdivisions	1,229,234	—	1,229,234	—
Corporate securities	1,763,230	—	1,763,230	—
ABS	146,966	—	146,966	—
CMBS	165,518	—	165,518	—
RMBS	483,134	—	483,134	—
Total AFS fixed income securities	3,967,638	51,467	3,916,171	—
Equity securities	211,266	208,366	—	2,900
Total AFS Securities	4,178,904	259,833	3,916,171	2,900
Short-term investments	181,593	181,593	—	—
Total assets measured at fair value	$4,360,497	441,426	3,916,171	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/13	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$173,375	52,153	121,222	—
Foreign government	30,615	—	30,615	—
Obligations of states and political subdivisions	951,624	—	951,624	—
Corporate securities	1,734,883	—	1,734,883	—
ABS	140,896	—	140,896	—
CMBS	171,284	—	171,284	—
RMBS	512,859	—	512,859	—
Total AFS fixed income securities	3,715,536	52,153	3,663,383	—
Equity securities	192,771	189,871	—	2,900
Total AFS Securities	3,908,307	242,024	3,663,383	2,900
Short-term investments	174,251	174,251	—	—
Total assets measured at fair value	$4,082,558	416,275	3,663,383	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

There were no changes in the fair value of securities measured using Level 3 prices during Nine Months 2014. The following table provides a summary of these changes during full year 2013:

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

As discussed in Note 2. "Summary of Significant Accounting Policies," in Item 8. "Financial Statements and Supplementary Data." in our 2013 Annual Report, the fair value of our Level 3 fixed income securities is typically obtained through non-binding broker quotes based on unobservable inputs, which we review for reasonableness. There were no fixed income securities measured using Level 3 inputs at September 30, 2014 and December 31, 2013. However, in 2013, fixed income securities with a fair value of $32.0 million were transferred out of Level 3 during the year due to the availability of Level 2 pricing at December 31, 2013 that was not available previously.

Equity securities with a fair value of $2.9 million were measured using Level 3 inputs at September 30, 2014 and at December 31, 2013. An equity security with a fair value of $4.6 million was transferred out of Level 3 during 2013 due to the availability of Level 2 pricing at the date of transfer. In addition, the receivable related to the sale of Selective HR was settled during 2013 and as a result was also transferred out of Level 3.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2014 and December 31, 2013:

September 30, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 9/30/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,407	—	5,407	—
Obligations of states and political subdivisions	317,609	—	317,609	—
Corporate securities	22,726	—	22,726	—
ABS	3,124	—	3,124	—
CMBS	5,324	—	5,324	—
Total HTM fixed income securities	$354,190	—	354,190	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,085	—	13,085	—
1.25% borrowings from FHLBI	45,220	—	45,220	—
7.25% Senior Notes	56,970	—	56,970	—
6.70% Senior Notes	110,310	—	110,310	—
5.875% Senior Notes	179,598	179,598	—	—
Total notes payable	$405,183	179,598	225,585	—

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,591	—	5,591	—
Obligations of states and political subdivisions	369,756	—	369,756	—
Corporate securities	30,274	—	30,274	—
ABS	3,415	—	3,415	—
CMBS	7,945	—	7,945	—
Total HTM fixed income securities	$416,981	—	416,981	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	$13,319	—	13,319	—
1.25% borrowings from FHLBI	45,259	—	45,259	—
7.25% Senior Notes	50,887	—	50,887	—
6.70% Senior Notes	98,247	—	98,247	—
5.875% Senior Notes	146,298	146,298	—	—
Total notes payable	$354,010	146,298	207,712	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Premiums written:
Direct	$592,858	570,849	1,723,063	1,650,855
Assumed	5,780	22,053	19,467	34,913
Ceded	(103,517)	(100,154)	(290,836)	(280,719)
Net	$495,121	492,748	1,451,694	1,405,049
Premiums earned:
Direct	$548,734	518,307	1,630,347	1,516,454
Assumed	6,789	11,066	27,359	32,480
Ceded	(92,884)	(91,805)	(274,947)	(264,174)
Net	$462,639	437,568	1,382,759	1,284,760
Loss and loss expense incurred:
Direct	$304,525	350,648	995,581	1,055,248
Assumed	5,362	7,264	20,218	22,758
Ceded	(38,955)	(74,595)	(126,526)	(245,246)
Net	$270,932	283,317	889,273	832,760

Direct premiums earned increases in Third Quarter 2014 and Nine Months 2014 compared to Third Quarter 2013 and Nine Months 2013 reflect pure price increases coupled with stable retention that we have achieved in our Standard Insurance Operations. These increases were consistent with the fluctuation in DPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

Assumed premiums written and earned decreased in Third Quarter 2014 and Nine Months 2014 compared to the same periods last year as a result of the March 2014 sale of the renewal rights to our self-insured group, or "SIG," book of pooled public entity business.

Direct loss and loss expense incurred decreased by $46.1 million in Third Quarter 2014 compared to Third Quarter 2013 driven by: (i) lower catastrophe losses; (ii) favorable prior year casualty reserve development; and (iii) a $4.0 million reduction in our estimated ultimate exposure related to Hurricane Sandy, $3.6 million of which is ceded under our catastrophe excess of loss treaty.

In addition, the ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Ceded premiums written	$(69,922)	(64,196)	(193,000)	(183,364)
Ceded premiums earned	(60,761)	(57,920)	(178,260)	(169,697)
Ceded loss and loss expense incurred	(14,008)	(34,879)	(48,099)	(162,780)

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

In the first quarter of 2014, we sold the renewal rights to our $38 million self-insured group, or "SIG," book of business within the Standard Insurance Operations segment. We decided to opportunistically sell this small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we will continue to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of the Standard Insurance Operations revenue.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations:
Net premiums earned:
Commercial automobile	$83,536	79,138	249,224	230,191
Workers compensation	66,732	66,510	205,137	197,449
General liability	110,894	100,925	331,303	298,394
Commercial property	61,304	57,004	182,716	165,356
Businessowners’ policies	21,649	19,629	63,797	56,794
Bonds	4,791	4,705	14,281	14,244
Other	3,237	3,051	9,633	9,036
Total Standard Commercial Lines	352,143	330,962	1,056,091	971,464
Personal automobile	37,695	38,513	113,943	115,432
Homeowners	33,957	32,374	100,831	95,211
Other	2,725	3,827	8,965	10,655
Total Standard Personal Lines	74,377	74,714	223,739	221,298
Total Standard Insurance Operations net premiums earned	426,520	405,676	1,279,830	1,192,762
Miscellaneous income	3,196	3,342	14,923	9,590
Total Standard Insurance Operations revenue	429,716	409,018	1,294,753	1,202,352
E&S Insurance Operations:
Net premiums earned	36,119	31,892	102,929	91,998
Investments:
Net investment income	34,292	32,457	106,600	99,330
Net realized investment gains	15,231	13,431	26,988	21,940
Total investment revenues	49,523	45,888	133,588	121,270
Total all segments	515,358	486,798	1,531,270	1,415,620
Other income	—	15	8	87
Total revenues from continuing operations	$515,358	486,813	1,531,278	1,415,707

Income from Continuing Operations before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations:
Commercial Lines underwriting gain	$27,771	8,776	$39,844	24,621
Personal Lines underwriting gain	8,037	1,362	95	4,360
Total Standard Insurance Operations underwriting gain, before federal income tax	35,808	10,138	39,939	28,981
GAAP combined ratio	91.6%	97.5	96.9%	97.6
Statutory combined ratio	90.5%	96.0	96.3%	96.6

E&S Insurance Operations:
Underwriting (loss) gain	(1,371)	13	(433)	(2,186)
GAAP combined ratio	103.8%	100.0	100.4%	102.4
Statutory combined ratio	102.9%	100.5	100.3%	101.9

Investments:
Net investment income	34,292	32,457	106,600	99,330
Net realized investment gains	15,231	13,431	26,988	21,940
Total investment income, before federal income tax	49,523	45,888	133,588	121,270
Tax on investment income	13,858	12,648	36,374	31,960
Total investment income, after federal income tax	35,665	33,240	97,214	89,310

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Standard Insurance Operations underwriting gain, before federal income tax	$35,808	10,138	$39,939	28,981
E&S Insurance Operations underwriting (loss) gain, before federal income tax	(1,371)	13	(433)	(2,186)
Investment income, before federal income tax	49,523	45,888	133,588	121,270
Total all segments	83,960	56,039	173,094	148,065
Interest expense	(5,558)	(5,570)	(16,544)	(16,971)
General corporate and other expenses	(3,076)	(5,984)	(16,619)	(21,540)
Income from continuing operations, before federal income tax	$75,326	44,485	$139,931	109,554

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

	Retirement Income Plan Quarter ended September 30,		Retirement Life Plan Quarter ended September 30,
($ in thousands)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,627	1,857	—	—
Interest cost	3,253	3,053	73	69
Expected return on plan assets	(3,919)	(3,986)	—	—
Amortization of unrecognized net actuarial loss	367	772	14	18
Total net periodic cost	$1,328	1,696	87	87

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$4,880	6,163	—	—
Interest cost	9,760	9,407	219	208
Expected return on plan assets	(11,756)	(11,819)	—	—
Amortization of unrecognized prior service	—	10	—	—
Amortization of unrecognized net actuarial loss	1,102	3,366	40	53
Curtailment expense	—	16	—	—
Total net periodic cost	$3,986	7,143	259	261

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
	2014	2013	2014	2013
Weighted-Average Expense Assumptions:
Discount rate	5.16%	4.66	4.85%	4.42
Expected return on plan assets	6.92	7.40	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $10.4 million to the Retirement Income Plan in 2014, $8.0 million of which has been funded as of September 30, 2014.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2014 and 2013 are as follows:

Third Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$75,326	22,164	53,162
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(13,831)	(4,843)	(8,988)
Amounts reclassified into net income:
HTM securities	(373)	(130)	(243)
Non-credit OTTI	1,200	420	780
Realized gains on AFS securities	(16,435)	(5,752)	(10,683)
Net unrealized losses	(29,439)	(10,305)	(19,134)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	381	134	247
Defined benefit pension and post-retirement plans	381	134	247
Other comprehensive loss	(29,058)	(10,171)	(18,887)
Comprehensive income	$46,268	11,993	34,275

Third Quarter 2013
($ in thousands)	Gross	Tax	Net
Net income	$44,485	11,832	32,653
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding gains during the period	9,820	3,437	6,383
Amounts reclassified into net income:
HTM securities	(472)	(165)	(307)
Non-credit OTTI	1	—	1
Realized gains on AFS securities	(13,516)	(4,731)	(8,785)
Net unrealized losses	(4,167)	(1,459)	(2,708)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	790	277	513
Defined benefit pension and post-retirement plans	790	277	513
Other comprehensive loss	(3,377)	(1,182)	(2,195)
Comprehensive loss	$41,108	10,650	30,458

Nine Months 2014
($ in thousands)	Gross	Tax	Net
Net income	$139,931	39,454	100,477
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	64,255	22,488	41,767
Amounts reclassified into net income:
HTM securities	(1,050)	(367)	(683)
Non-credit OTTI	1,669	584	1,085
Realized gains on AFS securities	(28,672)	(10,035)	(18,637)
Net unrealized gains	36,202	12,670	23,532
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,142	400	742
Defined benefit pension and post-retirement plans	1,142	400	742
Other comprehensive income	37,344	13,070	24,274
Comprehensive income	$177,275	52,524	124,751

Nine Months 2013
($ in thousands)	Gross	Tax	Net
Net income	$108,019	26,936	81,083
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(77,810)	(27,234)	(50,576)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,803)	(631)	(1,172)
Non-credit OTTI	14	5	9
Realized gains on AFS securities	(24,780)	(8,673)	(16,107)
Net unrealized losses	(104,302)	(36,506)	(67,796)
Defined benefit pension and post-retirement plans:
Net actuarial gains	44,000	15,400	28,600
Amounts reclassified into net income:
Net actuarial loss	3,419	1,197	2,222
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	47,445	16,606	30,839
Other comprehensive loss	(56,857)	(19,900)	(36,957)
Comprehensive income	$51,162	7,036	44,126

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2014 are as follows:

September 30, 2014	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post-Retirement Plans	Total AOCI
Balance, December 31, 2013	$(1,599)	1,467	51,635	51,503	(26,652)	24,851
OCI before reclassifications	—	—	41,767	41,767	—	41,767
Amounts reclassified from AOCI	1,085	(683)	(18,637)	(18,235)	742	(17,493)
Net current period OCI	1,085	(683)	23,130	23,532	742	24,274
Balance, September 30, 2014	$(514)	784	74,765	75,035	(25,910)	49,125

The reclassifications out of AOCI are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013	Affected Line Item in the Unaudited Consolidated Statement of Income
OTTI related
Amortization of non-credit OTTI losses on HTM securities	—	1	—	14	Net investment income earned
Non-credit OTTI on disposed securities	1,200	—	1,669	—	Net realized gains
	1,200	1	1,669	14	Income from continuing operations, before federal income tax
	(420)	—	(584)	(5)	Total federal income tax expense
	780	1	1,085	9	Net income
HTM related
Unrealized losses (gains) on HTM disposals	12	(19)	87	(170)	Net realized gains
Amortization of net unrealized gains on HTM securities	(385)	(453)	(1,137)	(1,633)	Net investment income earned
	(373)	(472)	(1,050)	(1,803)	Income from continuing operations, before federal income tax
	130	165	367	631	Total federal income tax expense
	(243)	(307)	(683)	(1,172)	Net income
Realized gains and losses on AFS and OTTI
Realized gains on AFS disposals and OTTI	(16,435)	(13,516)	(28,672)	(24,780)	Net realized gains
	(16,435)	(13,516)	(28,672)	(24,780)	Income from continuing operations, before federal income tax
	5,752	4,731	10,035	8,673	Total federal income tax expense
	(10,683)	(8,785)	(18,637)	(16,107)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	88	159	263	717	Loss and loss expense incurred
	293	631	879	2,702	Policy acquisition costs
	381	790	1,142	3,419	Income from continuing operations, before federal income tax

Prior service cost	—	—	—	7	Loss and loss adjustment expenses
	—	—	—	3	Policy acquisition costs
	—	—	—	10	Income from continuing operations, before federal income tax

Curtailment expense	—	—	—	16	Policy acquisition costs
	—	—	—	16	Income from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	381	790	1,142	3,445	Income from continuing operations, before federal income tax
	(134)	(277)	(400)	(1,206)	Total federal income tax expense
	247	513	742	2,239	Net income

Total reclassifications for the period	(9,899)	(8,578)	(17,493)	(15,031)	Net income

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
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Third Quarter and Nine Months 2014 and Third Quarter and Nine Months 2013;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
These unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary investment impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For example, the Society of Actuaries issued final versions of its mortality tables and mortality improvement scale in October 2014, which reflect increasing life expectancies in the United States. We will adopt the new mortality information in the fourth quarter of this year, which will potentially result in a pre-tax charge to other comprehensive income of approximately $20 million as of December 31, 2014, assuming all other assumptions related to the post-retirement plan remain unchanged.

For additional information regarding our critical accounting policies, refer to our 2013 Annual Report, pages 44 through 52.

Financial Highlights of Results for Third Quarter and Nine Months 2014 and Third Quarter and Nine Months 20131

	Quarter ended September 30,				Nine Months ended September 30,
($ and shares in thousands, except per share amounts)	2014	2013	Change % or Points		2014	2013	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$515,358	486,813	6%		$1,531,278	1,415,707	8%
Pre-tax net investment income	34,292	32,457	6		106,600	99,330	7
Pre-tax net income	75,326	44,485	69		139,931	108,019	30
Net income	53,162	32,653	63		100,477	81,083	24
Diluted net income per share	0.93	0.57	63		1.75	1.43	22
Diluted weighted-average outstanding shares	57,406	56,900	1		57,286	56,719	1
GAAP combined ratio	92.6%	97.7	(5.1)	pts	97.1	97.9	(0.8)	pts
Statutory combined ratio	91.5%	96.3	(4.8)		96.6	96.9	(0.3)
Return on average equity	17.0%	11.7	5.3		11.1	9.8	1.3
Non-GAAP measures:
Operating income[2]	$43,262	23,922	81%		$82,935	67,819	22%
Diluted operating income per share[2]	0.76	0.42	81		1.44	1.20	20
Operating return on average equity[2]	13.8%	8.6	5.2	pts	9.1	8.2	0.9	pts

[1]	Refer to the Glossary of Terms attached to our 2013 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2014	2013	2014	2013
Operating income	$43,262	23,922	82,935	67,819
Net realized gains, net of tax	9,900	8,731	17,542	14,261
Loss on disposal of discontinued operations, net of tax	—	—	—	(997)
Net income	$53,162	32,653	100,477	81,083

Diluted operating income per share	$0.76	0.42	1.44	1.20
Diluted net realized gains per share	0.17	0.15	0.31	0.25
Diluted net loss from disposal of discontinued operations per share	—	—	—	(0.02)
Diluted net income per share	$0.93	0.57	1.75	1.43

Over the long term, we target a return on average equity that is three points higher than our cost of capital, or 12%, excluding the impact of realized gains and losses, which is referred to as operating return on average equity. Our operating return on average equity and contribution by component for Third Quarter 2014 and Nine Months 2014 and the comparable prior year periods are as follows:

Operating Return on Average Equity	Quarter ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Standard Insurance Operations	7.4%	2.4%	2.9%	2.3%
E&S Insurance Operations	(0.3)%	—%	—%	(0.2)%
Investments	8.2%	8.8%	8.8%	9.0%
Other	(1.5)%	(2.6)%	(2.6)%	(2.9)%
Total	13.8%	8.6%	9.1%	8.2%

Our operating return on average equity in Third Quarter 2014 and Nine Months 2014 reflects GAAP combined ratios of 92.6% and 97.1%, respectively, compared to 97.7% and 97.9% in the same periods a year ago. Lower catastrophe losses coupled with increased favorable prior year casualty reserve development and the impact of renewal pure price increases drove the improvement in operating return on average equity in the quarter. On a year-to-date basis, higher property losses, including catastrophe losses, partially offset the benefits of rate and favorable prior year casualty reserve development, resulting in a modest improvement over last year. Further descriptions of the variances for the quarter and year-to-date periods are as follows:

•
Catastrophe losses for Third Quarter 2014 and Nine Months 2014 were $5.4 million, or 1.2 points, and $66.9 million, or 4.8 points, respectively, compared to $11.9 million, or 2.7 points, and $33.1 million, or 2.6 points, in the respective prior year periods. The majority of these catastrophe losses in the year-to-date period were attributed to extreme weather events in the first quarter of 2014, which brought freezing temperatures and snowstorms to our 22-state standard lines footprint, coupled with hail, tornadoes, and wind events in the second quarter of 2014.

•
Non-catastrophe property losses of $60.4 million, or 13.0 points, for Third Quarter 2014 were comparable to last year. However, on a year-to-date basis, non-catastrophe property losses of $224.8 million, or 16.3 points, were 2.8 points higher than Nine Months 2013. These non-catastrophe property losses were primarily the result of fires, roof collapses, and water damage, which were often related to the weather events experienced throughout our footprint states in the first half of 2014.

•
Renewal pure price increases of 7.6% and 5.8% were achieved in full-year 2013 and Nine Months 2014, respectively, which are currently earning in at 6.4% in Third Quarter 2014 and 6.8% in Nine Months 2014. This earned rate is above the loss inflation trend of approximately 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio is approximately 2.5 points for both periods.

•
Favorable prior year casualty development in Third Quarter 2014 and Nine Months 2014 was $7.5 million, or 1.6 points, and $39.5 million, or 2.8 points, respectively, compared to favorable prior year casualty development of $3.5 million, or 0.8 points, and $7.5 million, or 0.6 points, in Third Quarter 2013 and Nine Months 2013, respectively. We experienced improved workers compensation trends in the quarter and year-to-date periods, with no development either favorable or unfavorable. We believe the stability in workers compensation reserves over the past three quarters is largely due to our claims initiatives. Our strategic case management unit employs a triage process that focuses on claims with the potential for high severity. After the claims are directed into the unit, specialists and expert medical resources manage the cases through settlement. The level of prior year casualty reserve releases in Third Quarter and Nine Months 2014 were driven by improving claim trends within our general liability line of business attributable to the 2007 through 2013 accident years, partially offset by unfavorable prior year casualty development in our E&S Insurance Operations of $4 million attributable to the 2012 and 2013 accident years.

Also contributing to Nine Months 2014 Insurance Operations results, was the March 2014 sale of the renewal rights to our self-insured group's book of pooled public entity business ("SIG"), which contributed $8 million to other income and reduced the combined ratio by 0.6 points. Although we did not solicit buyers, we decided to sell this small and specialized book of business when the opportunity presented itself because it had significant production outside of our standard lines footprint, and proved difficult to grow. We, however, have retained our substantial individual risk public entity book of business and we will continue to look for opportunities to grow it.

The remaining fluctuation in our Third Quarter 2014 operating return on average equity compared to Third Quarter 2013 was driven by lower long-term employee compensation expense associated with fluctuations in our stock price. This item is captured within the "Other" component in the table above.

The following table provides a quantitative foundation for analyzing our overall Insurance Subsidiaries' underwriting results, the significant changes of which are described above:

All Lines	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$495,121	492,748	—%		$1,451,694	1,405,049	3%
Net premiums earned (“NPE”)	462,639	437,568	6		1,382,759	1,284,760	8
Less:
Loss and loss expense incurred	270,932	283,317	(4)		889,273	832,760	7
Net underwriting expenses incurred	156,114	142,774	9		450,037	421,812	7
Dividends to policyholders	1,156	1,326	(13)		3,943	3,393	16
Underwriting gain	$34,437	10,151	239%		$39,506	26,795	47%
GAAP Ratios:
Loss and loss expense ratio	58.6%	64.7	(6.1)	pts	64.3%	64.8	(0.5)	pts
Underwriting expense ratio	33.8	32.7	1.1		32.5	32.8	(0.3)
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	0.3	—
Combined ratio	92.6	97.7	(5.1)		97.1	97.9	(0.8)
Statutory Ratios:
Loss and loss expense ratio	58.4	64.7	(6.3)		64.2	64.8	(0.6)
Underwriting expense ratio	32.9	31.3	1.6		32.1	31.8	0.3
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	0.3	—
Combined ratio	91.5%	96.3	(4.8)	pts	96.6%	96.9	(0.3)	pts

Outlook
In its financial review issued on September 19, 2014, A.M. Best and Company ("A.M. Best") noted that increased catastrophe and non-catastrophe losses and lower levels of favorable development of prior years' loss reserves drove the U.S. property and casualty industry to break-even underwriting results through the first six months of 2014. Overall, catastrophe losses accounted for 5.3 points on the industry combined ratio, an increase over the 4.6-point impact in the first six months of 2013. Partially offsetting the decline in loss experience was an improvement in industry premiums, which grew 4% during the first six months of 2014 compared to the same period last year. The overall result of these changes was a modest underwriting loss, producing an industry combined ratio of 99.1% for the first six months of 2014, up from 96.6% for the first six months of 2013.

A.M. Best, in their Segment Review of U.S. Surplus Lines issued in September 2014, views the surplus lines segment as "stable but believes profit margins may shrink in the near term as average rate increases diminish on various lines of coverage." However, "the surplus lines market still appears to be in a good position to produce healthy returns and net operating profits in 2014."

A.M. Best's estimate for the 2014 property and casualty industry combined ratio was 99.4%, as noted in their 2013 year-end review. Their report cited: "In looking ahead to 2014, A.M. Best expects premiums to continue growing through price increases, but the pace of these rate changes are expected to slow and temper growth in premium." We believe standard commercial lines renewal pure pricing is under pressure industry-wide. Commercial lines pricing for the industry was up only 3% for the second quarter of 2014, according to the Towers Watson Commercial Lines Insurance Price Survey. For Third Quarter 2014, our Standard Commercial Lines renewal pure price increased 5.3%, about 200 basis points higher than the industry's pricing in the second quarter of 2014, which we view as positive compared to our expectations for the industry in the third quarter.

In early 2012, we laid out a three-year plan to achieve overall annual renewal pure price increases of 5% to 8%. We achieved 5.8% in Nine Months 2014, including 5.8% in our Standard Commercial Lines, 6.5% in our Standard Personal Lines, and 3.8% in our E&S Lines. Overall renewal pure price increases of 7.6% in full-year 2013 and the 5.8% in Nine Months 2014 translated into earned price increases of 6.8% in Nine Months 2014, which is above loss inflation trends of approximately 3%. The 5.5% overall renewal pure price increase that we expect to achieve in 2014 is also above loss inflation trends, and will continue to add to profitability in 2015.

Our Insurance Subsidiaries reported a statutory combined ratio, excluding catastrophes, of 91.8% for Nine Months 2014, which is in line with our stated full-year 2014 goal of 92%. Catastrophe losses in the year of $66.9 million added 4.8 points to our statutory combined ratio. These catastrophe losses were primarily related to extreme winter weather in the first quarter of 2014 and Midwest storms in the second quarter of 2014.

The yield on the 10-year U.S. Treasury Note fell by 54 basis points in Nine Months 2014. The continued low interest rate environment has several impacts on our business, some of which are beneficial and some of which present a challenge to us. The benefits include lower inflation rates that suppress loss trends, as well as reduce our cost of capital. While the low interest rate environment presents a challenge to us in generating after-tax return, we believe the after-tax yield on our fixed income securities portfolio has stabilized at around 2.25%, as new purchase yields are approximating the average yield on bonds that are currently being disposed.

Given the results we have achieved in Nine Months 2014, including the overall renewal pure price increases we have achieved, we currently expect to generate:

•	A full-year combined ratio of 92% excluding catastrophe losses and any additional prior year casualty reserve development;

•	4 to 4.5 points of catastrophe losses for the year;

•	Renewal pure price increases of approximately 5.5% on an overall company basis;

•	After-tax investment income of approximately $105 million; and

•	Weighted-average shares of approximately 57.4 million.

Results of Operations and Related Information by Segment

Insurance Operations

Standard Insurance Operations
Our Standard Insurance Operations segment, which represents 92% of our combined insurance operations NPW, sells insurance products and services primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia, through approximately 1,100 independent retail insurance agencies. This segment consists of two components: (i) Commercial Lines, which markets primarily to businesses and represents approximately 83% of the segment's NPW; and (ii) Personal Lines, including our flood business, which markets primarily to individuals and represents approximately 17% of the segment's NPW.

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$455,486	457,173	—%		$1,344,215	1,308,428	3%
NPE	426,520	405,676	5		1,279,830	1,192,762	7
Less:
Loss and loss expense incurred	246,489	262,697	(6)		822,550	771,948	7
Net underwriting expenses incurred	143,067	131,515	9		413,398	388,440	6
Dividends to policyholders	1,156	1,326	(13)		3,943	3,393	16
Underwriting gain	$35,808	10,138	253%		$39,939	28,981	38%
GAAP Ratios:
Loss and loss expense ratio	57.8%	64.8	(7.0)	pts	64.3%	64.7	(0.4)	pts
Underwriting expense ratio	33.5	32.4	1.1		32.3	32.6	(0.3)
Dividends to policyholders ratio	0.3	0.3	—		0.3	0.3	—
Combined ratio	91.6	97.5	(5.9)		96.9	97.6	(0.7)
Statutory Ratios:
Loss and loss expense ratio	57.6	64.7	(7.1)		64.2	64.7	(0.5)
Underwriting expense ratio	32.6	31.0	1.6		31.8	31.6	0.2
Dividends to policyholders ratio	0.3	0.3	—		0.3	0.3	—
Combined ratio	90.5%	96.0	(5.5)	pts	96.3%	96.6	(0.3)	pts

NPW is relatively consistent with last year for both the quarter and year-to-date periods. Renewal pure price increases and strong retention have more than offset a reduction in premiums that has resulted from the sale of the SIG renewal rights. SIG NPW was approximately $27 million for Third Quarter 2013 and $28 million for Nine Months 2013. Renewal pure price increases and retention was as follows:

	Quarter ended September 30, 2014		Quarter ended September 30, 2013
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	5.3%	83%	7.9%	83%
Standard Personal Lines	6.8	81	7.5	86

	Nine Months ended September 30, 2014		Nine Months ended September 30, 2013
($ in millions)	Renewal Pure Price Increase	Retention	Renewal Pure Price Increase	Retention
Standard Commercial Lines	5.8%	82%	7.6%	82%
Standard Personal Lines	6.5	81	8.0	86

The decrease in the Standard Personal Lines retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in Third Quarter 2014 and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

The GAAP loss and loss expense ratio improved 7.0 points in Third Quarter 2014 and 0.4 points in Nine Months 2014 compared to the same periods a year ago. In addition to the quantitative information provided below, renewal pure price increases that exceeded our projected loss inflation trend contributed to the improvement in both periods.

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$4.9	1.1	pts	$10.9	2.7	pts	(1.6)	pts
Non-catastrophe property losses	57.0	13.4		54.8	13.5		(0.1)
Favorable prior year casualty reserve development	(12.0)	(2.7)		(3.5)	(0.8)		(1.9)

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$64.6	5.0	pts	$29.3	2.5	pts	2.5	pts
Non-catastrophe property losses	210.7	16.5		165.7	13.9		2.6
Favorable prior year casualty reserve development	(43.5)	(3.4)		(9.5)	(0.8)		(2.6)

The breakdown of favorable prior year casualty reserve development in our Standard Insurance Operations by line of business is as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,				Nine Months ended September 30,
($ in millions)	2014		2013		2014		2013
General liability	$(11.0)		(3.0)		$(36.0)		(12.0)
Commercial automobile	—		—		(4.0)		—
Workers compensation	—		3.5		—		14.0
Businessowners' policies	1.0		(2.0)		2.5		(8.0)
Homeowners	—		(1.0)		—		(2.5)
Personal automobile	(2.0)		(1.0)		(6.0)		(1.0)
Total favorable prior year casualty reserve development	$(12.0)		(3.5)		$(43.5)		(9.5)

Favorable impact on loss ratio	(2.7)	pts	(0.8)	pts	(3.4)	pts	(0.8)	pts

Favorable prior year casualty reserve development of $12.0 million in Third Quarter 2014 and $43.5 million in Nine Months 2014 was primarily driven by improving claim trends attributable to the 2007 through 2013 accident years on our general liability line of business coupled with stable workers compensation trends in 2014.

The GAAP underwriting expense ratio increased 1.1 points in Third Quarter 2014 compared to Third Quarter 2013 due to higher supplemental commissions to agents. On a year-to-date basis, the underwriting expense ratio decreased 0.3 points due to: (i) an increase in premiums that outpaced expense growth; and (ii) a gain from the SIG sale of $8 million, or 0.6 points. Partially offsetting these items were higher supplemental commissions to agents. For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

Review of Underwriting Results by Line of Business

Standard Commercial Lines
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$376,438	376,373	—%		$1,119,648	1,080,213	4%
NPE	352,143	330,962	6		1,056,091	971,464	9
Less:
Loss and loss expense incurred	201,352	209,771	(4)		660,523	614,226	8
Net underwriting expenses incurred	121,864	111,089	10		351,781	329,224	7
Dividends to policyholders	1,156	1,326	(13)		3,943	3,393	16
Underwriting gain	$27,771	8,776	216%		$39,844	24,621	62%
GAAP Ratios:
Loss and loss expense ratio	57.2%	63.4	(6.2)	pts	62.5%	63.2	(0.7)	pts
Underwriting expense ratio	34.6	33.5	1.1		33.3	34.0	(0.7)
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.4	0.3	0.1
Combined ratio	92.1	97.3	(5.2)		96.2	97.5	(1.3)
Statutory Ratios:
Loss and loss expense ratio	56.9	63.3	(6.4)		62.5	63.2	(0.7)
Underwriting expense ratio	33.7	31.9	1.8		32.6	32.7	(0.1)
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.4	0.3	0.1
Combined ratio	90.9%	95.6	(4.7)	pts	95.5%	96.2	(0.7)	pts

The increase in NPW in Third Quarter 2014 and Nine Months 2014 compared to the same periods last year was driven by renewal pure price increases and strong retention, which were partially offset by the NPW impact of the sale of the SIG renewal rights. Quantitative data on retention and pricing is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2014	2013	2014	2013
Retention	83%	83	82%	82
Renewal pure price increases	5.3	7.9	5.8	7.6

NPE increases in Third Quarter and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

The GAAP loss and loss expense ratio decreased 6.2 points in Third Quarter 2014 compared to Third Quarter 2013 driven by: (i) renewal pure price increases that averaged 5.8% in Nine Months 2014 and 7.6% in full-year 2013, the earning of which exceeds our projected loss inflation trend by approximately 3 points; and (ii) favorable prior year casualty reserve development. Quantitative information regarding property losses and reserve development is as follows:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$3.3	0.9	pts	$2.2	0.7	pts	0.2	pts
Non-catastrophe property losses	35.3	10.0		34.9	10.5		(0.5)
Favorable prior year casualty reserve development	(10.0)	(2.7)		(1.5)	(0.4)		(2.3)

On a year-to-date basis, earned pricing that is exceeding loss inflation trends by approximately 4 points and favorable prior year development are significantly offset by higher catastrophe and non-catastrophe property losses. Quantitative information regarding property losses and reserve development are as follows:

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$41.9	4.0	pts	$12.1	1.2	pts	2.8	pts
Non-catastrophe property losses	137.7	13.0		99.7	10.3		2.7
Favorable prior year casualty reserve development	(37.5)	(3.5)		(6.0)	(0.6)		(2.9)

The GAAP underwriting expense ratio increased 1.1 points in Third Quarter 2014 compared to Third Quarter 2013 partially due to: (i) higher supplemental commissions to agents; and (ii) expenses that outpaced premium growth in the quarter.

The improvement in the GAAP underwriting expense ratio in Nine Months 2014 compared to Nine Months 2013 was primarily driven by the income generated from the sale of our SIG renewal rights for $8 million, or 0.8 points, in the first quarter of 2014. For additional information regarding the sale, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$117,731	115,866	2%		$355,411	335,503	6%
Direct new business	20,738	20,169	3		60,412	60,809	(1)
Retention	83%	82	1	pts	82%	81	1	pts
Renewal pure price increases	6.1%	9.3	(3.2)		7.0%	8.8	(1.8)
Statutory NPE	$110,894	100,925	10%		$331,303	298,394	11%
Statutory combined ratio	84.2%	96.2	(12.0)	pts	81.8%	95.7	(13.9)	pts
% of total statutory standard Commercial Lines NPW	31%	31			32%	31
The growth in NPW and NPE for our general liability business in Third Quarter 2014 and Nine Months 2014 reflects renewal pure price increases and strong retention. Partially offsetting this growth was the reduction in NPW as a result of the SIG renewal rights sale. SIG NPW was approximately $14 million in both Third Quarter 2013 and Nine Months 2013.

The statutory combined ratio improvement for Third Quarter 2014 and Nine Months 2014 was driven by renewal pure price increases of 6.1% and 7.0%, respectively, that continue to outpace loss inflation trends on this line as well as the following:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(11.0)	(9.9)	pts	$(3.0)	(3.0)	pts	(6.9)	pts

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(36.0)	(10.9)	pts	$(12.0)	(4.0)	pts	(6.9)	pts
Gain from SIG renewal rights sale	(2.1)	(0.6)		—	—		(0.6)

Favorable prior year casualty reserve development in Third Quarter 2014 and Nine Months 2014 was driven by improving claim trends for the 2013 and prior accident years. Favorable prior year casualty reserve development in Third Quarter 2013 and Nine Months 2013 was driven by accident years 2011 and prior.

Commercial Automobile
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$90,599	91,715	(1)%		$267,134	257,841	4%
Direct new business	14,275	16,420	(13)		42,760	47,490	(10)
Retention	83%	83	—	pts	82%	82	—	pts
Renewal pure price increases	5.1%	8.0	(2.9)		5.8%	7.4	(1.6)
Statutory NPE	$83,536	79,138	6%		$249,224	230,191	8%
Statutory combined ratio	92.8%	97.1	(4.3)	pts	93.7%	96.8	(3.1)	pts
% of total statutory standard Commercial Lines NPW	24%	24			24%	24
The fluctuation in Third Quarter 2014 and Nine Months 2014 NPW was impacted by the following: (i) renewal pure price increases; (ii) strong retention; and (iii) lower premiums due to the sale of the SIG renewal rights. SIG NPW was approximately $5 million in both Third Quarter 2013 and Nine Months 2013.

NPE increases in Third Quarter 2014 and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

The statutory combined ratio improvements for Third Quarter 2014 and Nine Months 2014 were impacted by the following:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Catastrophe losses	$0.2	0.2	pts	$0.1	0.1	pts	0.1	pts
Non-catastrophe property losses	10.0	11.9		13.3	16.8		(4.9)

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Catastrophe losses	$1.7	0.7	pts	$(0.9)	(0.4)	pts	1.1	pts
Non-catastrophe property losses	34.0	13.6		36.9	16.0		(2.4)
Favorable prior year casualty reserve development	(4.0)	(1.6)		—	—		(1.6)
Gain from SIG renewal rights sale	(1.5)	(0.6)		—	—		(0.6)

Favorable prior year casualty development in Nine Months 2014 was driven by the 2008 through 2012 accident years, partially offset by unfavorable prior year casualty development in the 2013 accident year.

Workers Compensation
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$65,740	70,461	(7)%		$206,921	214,455	(4)%
Direct new business	12,512	14,459	(13)		37,239	43,151	(14)
Retention	81%	82	(1)	pts	81%	82	(1)	pts
Renewal pure price increases	5.1%	7.9	(2.8)		5.2%	7.8	(2.6)
Statutory NPE	$66,732	66,510	—%		$205,137	197,449	4%
Statutory combined ratio	111.2%	118.2	(7.0)	pts	109.6%	118.4	(8.8)	pts
% of total statutory standard Commercial Lines NPW	17%	19			18%	20

Third Quarter 2014 and Nine Months 2014 NPW decreased compared to Third Quarter 2013 and Nine Months 2013 due to a decrease in direct new business. In addition, premiums for this line are down year over year as a result of the SIG renewal rights sale. SIG NPW was approximately $4 million in both Third Quarter 2013 and Nine Months 2013.

NPE increases in Third Quarter 2014 and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

While we continue to view workers compensation in the context of an overall account, we remain very focused on improving this competitive line of business through both underwriting and claims initiatives. We achieved renewal pure price increases of 5.1% in Third Quarter 2014 and 5.2% in Nine Months 2014. We are applying all the underwriting tools we have to move pricing higher and write the best risks. In addition, we have centralized the handling of all workers compensation claims alongside our strategic case management unit to facilitate our strategy of early identification, escalation, and mitigation of potentially high-risk claims. We have supplemented our claims expertise within our strategic case management unit with the addition of medical specialists, including nurse practitioners and a physician consultant.

The improvement in the statutory combined ratio was primarily attributable to the following:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Unfavorable prior year casualty reserve development	$—	—	pts	$3.5	5.3	pts	(5.3)	pts

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Unfavorable prior year casualty reserve development	$—	—	pts	$14.0	7.2	pts	(7.2)	pts
Gain from SIG renewal rights sale	(1.5)	(0.7)		—	—		(0.7)

Third Quarter 2013 and Nine Months 2013 unfavorable prior year casualty reserve development was primarily driven by adverse development in several accident years from 2008 and prior. Nine Months 2013 was also adversely impacted by the 2012 accident year.

Commercial Property
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
Statutory NPW	$71,463	69,578	3%		$198,189	186,531	6%
Direct new business	16,783	16,966	(1)		44,549	45,747	(3)
Retention	82%	82	—	pts	81%	81	—	pts
Renewal pure price increases	4.2%	5.8	(1.6)		4.6%	5.6	(1.0)
Statutory NPE	$61,304	57,004	8%		$182,716	165,356	10%
Statutory combined ratio	79.9%	67.0	12.9	pts	104.1%	77.8	26.3	pts
% of total statutory standard Commercial Lines NPW	19%	18			18%	17

NPW and NPE increased in Third Quarter 2014 and Nine Months 2014 compared to Third Quarter 2013 and Nine Months 2013 primarily due to renewal pure price increases and strong retention, partially offset by the reduction in NPW as a result of the SIG renewal rights sale. SIG NPW was approximately $5 million in both Third Quarter 2013 and Nine Months 2013.

The increase in the statutory combined ratio in Third Quarter 2014 and Nine Months 2014 compared to the same prior year periods was due to the following:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$2.7	4.4	pts	$0.9	1.6	pts	2.8	pts
Non-catastrophe property losses	20.8	34.0		14.8	25.9		8.1

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$31.7	17.4	pts	$10.4	6.3	pts	11.1	pts
Non-catastrophe property losses	83.4	45.6		48.7	29.5		16.1
Gain from SIG renewal rights sale	(1.4)	(0.7)		—	—		(0.7)

Standard Personal Lines
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$79,048	80,800	(2)%		$224,567	228,215	(2)%
NPE	74,377	74,714	—		223,739	221,298	1
Less:
Loss and loss expense incurred	45,137	52,926	(15)		162,027	157,722	3
Net underwriting expenses incurred	21,203	20,426	4		61,617	59,216	4
Underwriting gain	$8,037	1,362	490%		$95	4,360	(98)%
GAAP Ratios:
Loss and loss expense ratio	60.7%	70.8	(10.1)	pts	72.4%	71.3	1.1	pts
Underwriting expense ratio	28.5	27.4	1.1		27.6	26.7	0.9
Combined ratio	89.2	98.2	(9.0)		100.0	98.0	2.0
Statutory Ratios:
Loss and loss expense ratio	60.7	70.9	(10.2)		72.4	71.4	1.0
Underwriting expense ratio	28.2	26.7	1.5		27.5	26.2	1.3
Combined ratio	88.9%	97.6	(8.7)	pts	99.9%	97.6	2.3	pts

The decreases in NPW for both the quarter and year-to-date periods were primarily driven by lower retention compared to the same periods a year ago. The decrease in the year-to-date period was also driven by a 10% decrease in new business. Partially offsetting these decreases were renewal pure price increases. Quantitative information regarding these items is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2014	2013	2014	2013
Retention	81%	86	81%	86
Renewal pure price increase	6.8	7.5	6.5	8.0

The decrease in retention was driven by targeted actions that we have taken to reduce our exposure to certain coverages that have historically been less profitable for us. Excluding the impact of these targeted actions, retention remains strong and comparable to last year.

NPE increases in Third Quarter and Nine Months 2014 compared to Third Quarter and Nine Months 2013 are consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2014 compared to the twelve-month period ended September 30, 2013.

The improvement in the GAAP loss and loss expense ratio of 10.1 points in Third Quarter 2014 compared to Third Quarter 2013 was driven by: (i) a decrease in catastrophe losses; and (ii) renewal pure price increases of 6.5% for Nine Months 2014 and 7.8% for full-year 2013, the earning of which exceeds our projected loss inflation trend for the casualty component of our Personal Lines. Partially offsetting these benefits were higher non-catastrophe property losses. Quantitative information regarding property losses and reserve development are as follows:

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$1.6	2.2	pts	$8.7	11.7	pts	(9.5)	pts
Non-catastrophe property losses	21.7	29.2		19.9	26.6		2.6
Favorable prior year casualty development	(2.0)	(2.7)		(2.0)	(2.7)		—

The increase in the GAAP loss and loss expense ratio of 1.1 points in Nine Months 2014 compared to Nine Months 2013 was driven by storms and fires, resulting in: (i) an increased level of catastrophe losses; and (ii) higher non-catastrophe property losses. Partially offsetting these losses was the earning of renewal pure price increases that exceeded our projected loss inflation trend for the casualty component of our Personal Lines and favorable prior year casualty reserve development. Quantitative information regarding property losses and reserve development is as follows:

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$22.6	10.1	pts	$17.1	7.7	pts	2.4	pts
Non-catastrophe property losses	73.0	32.6		66.0	29.8		2.8
Favorable prior year casualty development	(6.0)	(2.7)		(3.5)	(1.7)		(1.0)

Favorable prior year casualty reserve development in Third Quarter 2014 and Nine Months 2014 was driven by the 2010 through 2012 accident years on our personal auto line of business.

The increase in the underwriting expense ratios for each of the periods mentioned above were driven by higher supplemental commissions to agents.

E&S Insurance Operations
Our E&S Insurance Operations segment, which represents 8% of our combined insurance operations NPW, sells Commercial Lines insurance products and services in all 50 states and the District of Columbia through approximately 85 wholesale general agents. Insurance policies in this segment typically cover business risks with unique characteristics, such as the nature of the business or its claim history, that have not obtained coverage in the standard commercial marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates, and terms and conditions that are customized for specific risks.

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2014	2013	Change % or Points		2014	2013	Change % or Points
GAAP Insurance Operations Results:
NPW	$39,635	35,575	11%		$107,479	96,621	11%
NPE	36,119	31,892	13		102,929	91,998	12
Less:
Loss and loss expense incurred	24,443	20,620	19		66,723	60,812	10
Net underwriting expenses incurred	13,047	11,259	16		36,639	33,372	10
Underwriting gain (loss)	$(1,371)	13	(10,646)%		$(433)	(2,186)	80%
GAAP Ratios:
Loss and loss expense ratio	67.7%	64.7	3.0	pts	64.8%	66.1	(1.3)	pts
Underwriting expense ratio	36.1	35.3	0.8		35.6	36.3	(0.7)
Combined ratio	103.8	100.0	3.8		100.4	102.4	(2.0)
Statutory Ratios:
Loss and loss expense ratio	67.6	64.7	2.9		64.9	66.2	(1.3)
Underwriting expense ratio	35.3	35.8	(0.5)		35.4	35.7	(0.3)
Combined ratio	102.9%	100.5	2.4	pts	100.3%	101.9	(1.6)	pts

The increase in the combined ratio in Third Quarter 2014 compared to Third Quarter 2013 was driven by unfavorable prior year casualty reserve development in Third Quarter 2014 of $4.0 million, or 11.0 points, compared to no prior year casualty reserve development in Third Quarter 2013. Partially offsetting this increase was the following:

•	Significant underwriting actions that we have implemented to increase premiums and improve profitability, including achieving renewal pure price increases of 2.8% in Third Quarter 2014; and

•	Catastrophe losses of 1.4 points in Third Quarter 2014 compared to 3.1 points in Third Quarter 2013.

The improvement in the combined ratio in Nine Months 2014 compared to Nine Months 2013 was driven by the following:

•	Significant underwriting actions mentioned above, including achieving renewal pure price increases of 3.8% in Nine Months 2014; and

•	Catastrophe losses of 2.3 points in Nine Months 2014 compared to 4.2 points in Nine Months 2013.

These year-to-date benefits were partially offset by unfavorable prior year casualty reserve development of $4.0 million, or 3.8 points, in Nine Months 2014 compared to $2.5 million, or 2.7 points, in Nine Months 2013.

Reinsurance: Standard Insurance Operations

Reinsurance Treaties and Arrangements

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

Total Invested Assets
($ in thousands)	September 30, 2014	December 31, 2013	Change %
Total invested assets	$4,803,127	4,583,312	5%
Unrealized gain – before tax	115,439	79,236	46
Unrealized gain – after tax	75,035	51,504	46

The increase in our investment portfolio compared to year-end 2013 was primarily due to: (i) cash flows provided by operating activities of $158.1 million; and (ii) an increase in pre-tax unrealized gains of $36.2 million. These gains were driven by increases in the market value of our fixed income securities portfolio as interest rates decreased during Nine Months 2014.

During Nine Months 2014, interest rates on the 10-year U.S. Treasury Note fell by 54 basis points. This decline in interest rates increased the unrealized gain position on our fixed income securities portfolio. While the low interest rate environment presents a challenge to us in generating after-tax return, we believe the after-tax yield on our fixed income securities portfolio has stabilized at around 2.25%, as new purchase yields are approximating the average yield on bonds that are currently being disposed.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	September 30, 2014	December 31, 2013
U.S. government obligations	3%	4
Foreign government obligations	1	1
State and municipal obligations	32	28
Corporate securities	37	39
Mortgage-backed securities (“MBS”)	14	15
Asset-backed securities (“ABS”)	3	3
Total fixed income securities	90	90
Equity securities	4	4
Short-term investments	4	4
Other investments	2	2
Total	100%	100

Fixed Income Securities
The average duration of the fixed income securities portfolio as of September 30, 2014 was 3.6 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We manage liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of available-for-sale ("AFS") fixed income securities in the ordinary course of business. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-" as of September 30, 2014. The following table presents the credit ratings of this portfolio:

Fixed Income Security Rating	September 30, 2014	December 31, 2013
Aaa/AAA	16%	15
Aa/AA	45	45
A/A	25	26
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed income securities at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
($ in millions)	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality	Fair Value	Unrealized Gain (Loss)	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government obligations	$151.7	7.9	AA+	173.4	10.1	AA+
Foreign government obligations	27.9	0.8	AA-	30.6	0.8	AA-
State and municipal obligations	1,229.2	32.8	AA	951.6	5.2	AA
Corporate securities	1,763.1	38.0	A-	1,734.9	27.0	A
ABS	147.0	0.4	AAA	140.9	0.5	AAA
MBS	648.7	3.5	AA+	684.1	(4.0)	AA+
Total AFS fixed income portfolio	$3,967.6	83.4	AA-	3,715.5	39.6	AA-
State and Municipal Obligations:
General obligations	$564.5	14.6	AA+	472.0	2.6	AA+
Special revenue obligations	664.7	18.2	AA	479.6	2.6	AA
Total state and municipal obligations	$1,229.2	32.8	AA	951.6	5.2	AA
Corporate Securities:
Financial	$541.7	11.5	A	534.1	11.7	A
Industrials	141.1	4.3	A-	135.1	3.7	A-
Utilities	150.2	2.4	BBB+	146.5	(0.3)	A-
Consumer discretionary	204.1	5.4	A-	190.6	2.7	A-
Consumer staples	176.9	3.6	A-	171.9	3.0	A
Healthcare	169.5	4.3	A	168.5	3.1	A
Materials	109.8	2.4	BBB+	101.2	1.4	A-
Energy	105.9	1.5	A-	93.7	0.9	A-
Information technology	111.9	1.2	A+	121.2	(0.6)	A+
Telecommunications services	49.2	1.1	BBB+	64.7	1.0	BBB+
Other	2.8	0.3	AA	7.4	0.4	AA+
Total corporate securities	$1,763.1	38.0	A-	1,734.9	27.0	A
ABS:
ABS	$146.6	0.3	AAA	140.4	0.4	AAA
Sub-prime ABS[1]	0.4	0.1	D	0.5	0.1	D
Total ABS	147.0	0.4	AAA	140.9	0.5	AAA
MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$17.6	0.3	AA+	30.0	0.9	AA+
Other agency CMBS	10.6	(0.2)	AA+	9.1	(0.3)	AA+
Non-agency CMBS	137.3	0.4	AA+	132.2	(1.5)	AA+
Government guaranteed agency residential MBS ("RMBS")	35.9	1.0	AA+	55.2	1.4	AA+
Other agency RMBS	406.3	1.3	AA+	411.5	(5.1)	AA+
Non-agency RMBS	37.1	0.6	A-	41.4	0.6	A-
Alternative-A (“Alt-A”) RMBS	3.9	0.1	A	4.7	—	A
Total MBS	$648.7	3.5	AA+	684.1	(4.0)	AA+
1Subprime ABS consists of one security whose issuer is currently expected by rating agencies to default on its obligations. We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at September 30, 2014 and December 31, 2013:

September 30, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Foreign government obligations	$5.4	5.4	—	0.1	0.1	AA+
State and municipal obligations	317.6	303.6	14.0	2.4	16.4	AA
Corporate securities	22.8	20.0	2.8	(0.3)	2.5	A+
ABS	3.1	2.6	0.5	(0.5)	—	AAA
MBS	5.3	4.5	0.8	(0.5)	0.3	AAA
Total HTM fixed income portfolio	$354.2	336.1	18.1	1.2	19.3	AA
State and Municipal Obligations:
General obligations	$107.0	103.0	4.0	1.2	5.2	AA
Special revenue obligations	210.6	200.6	10.0	1.2	11.2	AA
Total state and municipal obligations	$317.6	303.6	14.0	2.4	16.4	AA
Corporate Securities:
Financial	$2.3	1.9	0.4	(0.1)	0.3	A-
Industrials	6.7	5.7	1.0	(0.1)	0.9	A+
Utilities	13.5	12.1	1.4	(0.1)	1.3	A+
Consumer staples	0.3	0.3	—	—	—	AA
Total corporate securities	$22.8	20.0	2.8	(0.3)	2.5	A+
ABS:
ABS	$0.7	0.7	—	—	—	AA
Alt-A ABS	2.4	1.9	0.5	(0.5)	—	AAA
Total ABS	$3.1	2.6	0.5	(0.5)	—	AAA
MBS:
Non-agency CMBS	$5.3	4.5	0.8	(0.5)	0.3	AAA
Total MBS	$5.3	4.5	0.8	(0.5)	0.3	AAA

December 31, 2013
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain (Loss)	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	369.8	352.2	17.6	4.0	21.6	AA
Corporate securities	30.3	27.8	2.5	(0.3)	2.2	A
ABS	3.4	2.8	0.6	(0.6)	—	AA+
MBS	7.9	4.7	3.2	(0.9)	2.3	AA-
Total HTM portfolio	$417.0	392.9	24.1	2.3	26.4	AA
State and Municipal Obligations:
General obligations	$118.5	113.1	5.4	2.0	7.4	AA
Special revenue obligations	251.3	239.1	12.2	2.0	14.2	AA
Total state and municipal obligations	$369.8	352.2	17.6	4.0	21.6	AA
Corporate Securities:
Financial	$7.3	6.8	0.5	(0.1)	0.4	BBB+
Industrials	7.8	6.8	1.0	(0.2)	0.8	A+
Utilities	13.2	12.2	1.0	—	1.0	A+
Consumer discretionary	2.0	2.0	—	—	—	AA
Total corporate securities	$30.3	27.8	2.5	(0.3)	2.2	A
ABS:
ABS	$0.9	0.9	—	—	—	A
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.4	2.8	0.6	(0.6)	—	AA+
MBS:
Non-agency CMBS	$7.9	4.7	3.2	(0.9)	2.3	AA-
Total MBS	$7.9	4.7	3.2	(0.9)	2.3	AA-

The sector composition and credit quality of our municipal bonds did not significantly change from December 31, 2013. For details regarding our special revenue bond sectors and additional information regarding credit risk and our management of MBS exposure, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2013 Annual Report.

The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at September 30, 2014:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	% of Total	Weighted Average Credit Quality
($ in thousands)	Local	State
New York	$15,874	—	115,374	131,248	9%	AA+
Texas[1]	61,698	5,890	62,726	130,314	9%	AA+
Washington	39,316	6,972	50,346	96,634	6%	AA
California	15,281	7,964	59,371	82,616	5%	AA
Florida	—	15,511	50,086	65,597	4%	AA
Arizona	11,734	999	43,924	56,657	4%	AA
Colorado	31,654	—	20,999	52,653	3%	AA-
Oregon	21,015	—	26,599	47,614	3%	AA+
Missouri	15,835	10,114	21,540	47,489	3%	AA+
Ohio	8,419	19,109	18,359	45,887	3%	AA+
Other	160,045	152,487	335,366	647,898	42%	AA
	380,871	219,046	804,690	1,404,607	91%	AA
Pre-refunded/escrowed to maturity bonds	53,972	17,592	70,672	142,236	9%	AA+
Total	$434,843	236,638	875,362	1,546,843	100%	AA

% of Total Municipal Portfolio	28%	15%	57%	100%
1 Of the $62 million in local Texas general obligation bonds, $27 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee program that supports these bonds.

A portion of our municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of September 30, 2014:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$162,893	AA-	AA-
Assured Guaranty	131,341	AA	AA-
Ambac Financial Group, Inc.	51,292	AA	AA-
Other	10,486	AA	AA-
Total	$356,012	AA	AA-

Equity Securities
Our equity securities portfolio was 4% of invested assets as of both September 30, 2014 and December 31, 2013, while the value of this portfolio increased modestly to $211.3 million from $192.8 million over the same time period. During Nine Months 2014, we rebalanced our high dividend yield strategy holdings within this portfolio, generating purchases of $185.4 million and sales of securities that had an original cost of $159.1 million.

Unrealized/Unrecognized Losses
Our net unrealized/unrecognized loss positions improved by $32.8 million, to $19.3 million, as of September 30, 2014 compared to December 31, 2013. The majority of this improvement was in our fixed income securities portfolio, reflecting declining interest rates in the marketplace during Nine Months 2014.

The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at September 30, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$9,092	8,984	108
Due after one year through five years	486,229	481,165	5,064
Due after five years through ten years	511,727	501,707	10,020
Due after ten years	11,008	10,908	100
Total	$1,018,056	1,002,764	15,292

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at September 30, 2014 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$461	460	1
Due after one year through five years	2,442	2,428	14
Total	$2,903	2,888	15

We have reviewed the securities in the tables above in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report. We have concluded that these securities were temporarily impaired as of September 30, 2014. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 5. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Other Investments
As of September 30, 2014, other investments of $106.5 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $50.3 million in our other investments portfolio through commitments that currently expire at various dates through 2026. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2013 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2014	2013	2014	2013
Fixed income securities	$30,706	30,569	95,515	90,956
Equity securities	1,909	1,341	5,094	4,422
Short-term investments	15	21	48	102
Other investments	3,906	2,639	12,677	10,110
Investment expenses	(2,244)	(2,113)	(6,734)	(6,260)
Net investment income earned – before tax	34,292	32,457	106,600	99,330
Net investment income tax expense	(8,527)	(7,947)	(26,928)	(24,281)
Net investment income earned – after tax	$25,765	24,510	79,672	75,049
Effective tax rate	24.9%	24.5	25.3	24.4
Annualized after-tax yield on fixed income securities	2.2	2.3	2.3	2.3
Annualized after-tax yield on investment portfolio	2.2	2.2	2.3	2.3

Net investment income before tax increased in Third Quarter 2014 and Nine Months 2014 compared to the same prior year periods. Both the quarter and year-to-date periods were positively impacted by higher income from the alternative investments within our other investments portfolio. In addition, in Nine Months 2014, higher income from our fixed income securities was driven by an increase in the size of this portfolio, which more than offset the lower yield earned this year compared to last.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains amounted to $15.2 million in Third Quarter 2014 and $27.0 million in Nine Months 2014, compared to $13.4 million and $21.9 million in the same periods a year ago. These amounts included OTTI charges of $1.4 million in Nine Months 2014, $0.7 million in Third Quarter 2013, and $3.2 million in Nine Months 2013. There were no OTTI charges in Third Quarter 2014.

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

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

	Quarter ended September 30,		Nine Months ended September 30,
($ in million)	2014	2013	2014	2013
Federal income tax expense from continuing operations	$22.2	11.8	39.5	27.5
Effective tax rate	29%	27	28	25

The increase in federal income tax expense in Third Quarter 2014 and Nine Months 2014 compared to the same prior year periods was primarily due to an improvement in underwriting results compared to last year. For a discussion of our underwriting results, see the "Results of Operations and Related Information by Segment" section above.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $184.1 million at September 30, 2014 was comprised of $44.9 million at Selective Insurance Group, Inc. (the "Parent") and $139.2 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $52 million at September 30, 2014 compared to $56 million at December 31, 2013.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay approximately $57.5 million in total dividends to the Parent in 2014. Cash dividends of $43.1 million were paid in Nine Months 2014. As of December 31, 2013, our allowable ordinary maximum dividend was approximately $127 million for 2014.
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
The Parent had no private or public issuances of stock during Nine Months 2014 and there were no borrowings under its $30 million line of credit ("Line of Credit") at September 30, 2014 or at any time during Nine Months 2014.

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

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.6 years as of September 30, 2014, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October 29, 2014, our Board of Directors declared, for stockholders of record as of November 14, 2014, a $0.14 per share dividend to be paid on December 1, 2014. This is an 8% increase compared to the dividend declared on July 30, 2014.

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

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at September 30, 2014 or at any time during Nine Months 2014.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2014	Actual as of September 30, 2014
Consolidated net worth	$857 million	$1.3 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.9%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2014, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.3 billion, and total debt of $392.3 million, which equates to a debt-to-capital ratio of approximately 23.6%.

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

Book value per share increased to $22.45 as of September 30, 2014, from $20.63 as of December 31, 2013, due to $1.78 in net income coupled with a $0.42 increase in unrealized gains on our investment portfolio. These items were partially offset by $0.40 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2014, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects our strong risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong independent retail agency relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 84 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or agents, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") – Our “A+” rating was reaffirmed in the second quarter of 2014, citing our improved underwriting results, strong independent agency relationships, solid loss reserve position, and enhanced diversification through continued efforts to reduce our concentration in New Jersey.  Our outlook has been revised to stable reflecting operating earnings-based interest coverage that showed improvement in 2013.

•
Standard & Poor's Ratings Services ("S&P") – On October 8, 2014, S&P reaffirmed our financial strength rating of “A-” and revised our outlook to positive from stable. The rating reflects our strong business risk profile, strong competitive position and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of ongoing efforts to improve the geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

•
Moody's Investor Service ("Moody's") – Our "A2" financial strength rating was reaffirmed in Third Quarter 2014 by Moody's, which cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and recently improving underwriting profitability. Our outlook remains negative, reflecting challenges in achieving further reductions in segment concentrations and maintaining the pace and consistency of profitability.

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

Off-Balance Sheet Arrangements
At September 30, 2014 and December 31, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework ("COSO Framework") in 2013, transitioning from the 1992 COSO Framework in Third Quarter 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are the fifth largest insurance group participating in the write-your-own ("WYO") arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. As of September 30, 2014, the expense allowance was 30.7% of direct premiums written. Also, as of September 30, 2014, the servicing fee was the combination of 0.9% of direct written premiums and 1.5% of incurred losses.

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

Changes in rules for Department of Housing and Urban Development ("HUD").  In 2013, HUD finalized a new "Disparate Impact" regulation that may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis.  Three insurance industry trade associations are challenging the regulation in two separate Federal lawsuits, one by the American Insurance Association (“AIA”) and the National Association of Mutual Insurance Companies (“NAMIC”) in the District of Columbia and the other by Property Casualty Insurers Association of America (“PCI”) in Chicago. No substantive decisions have yet been made in the AIA and NAMIC case. In the PCI case, the court ruled that HUD acted arbitrarily in considering comments regarding the application of the McCarran-Ferguson Act and has remanded the regulation back to HUD for review and reconsideration. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably.  The outcome of the litigations and potential rulemaking cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2014	—	$—	—	—
August 1 - 31, 2014	5,159	23.16	—	—
September 1 – 30, 2014	595	23.75	—	—
Total	5,754	$23.22	—	—

1During Third Quarter 2014, 5,754 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 30, 2014
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 30, 2014
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)