Form 10-K
period 2014-12-31
SELECTIVE INSURANCE GROUP INC
filed 2015-02-26
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $1,364,092,316 on June 30, 2014. As of February 13, 2015, the registrant had outstanding 56,878,329 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on April 29, 2015 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company that was incorporated in 1977. Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” The Parent has ten insurance subsidiaries, nine of which are licensed by various state departments of insurance to write specific lines of property and casualty insurance business in the standard market. The remaining subsidiary is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus lines ("E&S") market. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

In 2014, we were ranked as the 44th largest property and casualty group in the United States based on 2013 net premium written (“NPW”) in A.M. Best and Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”

Our Insurance Subsidiaries’ ratings by major rating agency are as follows:

Rating Agency	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Standard & Poor’s Ratings Services (“S&P”)	A-	Positive
Moody’s Investors Service (“Moody’s”)	A2	Negative
Fitch Ratings (“Fitch”)	A+	Stable

For further discussion on our ratings, please see the “Ratings” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

Segments

We classify our business into four reportable segments:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial customers, who are typically businesses, non-profit organizations, and local government agencies. This business represents about 76% of our total insurance segments’ net premiums written.

•
Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage that we write through the National Flood Insurance Program (“NFIP”), provided primarily to individuals acquiring coverage in the standard marketplace. This business represents about 16% of our total insurance segments’ net premiums written.

•
E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace. We currently only write commercial lines E&S coverages and this business represents about 8% of our total insurance segments’ net premiums written.

•
Investments - invests the premiums collected by our insurance segments, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

These segments are different from the segments that we have previously reported, which were Standard Insurance Operations, E&S Insurance Operations, and Investments. All prior year information contained in this Form 10-K has been restated to reflect our revised segments. For qualitative information behind the change, as well as quantitative information regarding these segments, such as revenue contributions and profitability measures, see Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
We derive substantially all of our income in three ways:

•
Underwriting income from our three insurance segments. Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums less premium ceded to reinsurers, is net premiums written (“NPW”). NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance segments fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as commissions to our distribution partners, premium taxes, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net investment income from the investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of interest earned on fixed income investments, dividends earned on equity securities, and other income primarily generated from our alternative investment portfolio.

•
Net realized gains and losses on investment securities from the investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”).

Our income is partially offset by general corporate expenses, including interest on our debt obligations, and tax payments.

We use the combined ratio as the key measure in assessing the performance of our insurance segments. Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding: (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE; (ii) the expense ratio, which is the ratio of underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. Statutory accounting principles ("SAP") provides a calculation of the combined ratio that differs from GAAP in that the statutory expense ratio is the ratio of underwriting expenses to NPW, not NPE. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or other non-insurance related income or expense.

We use after-tax investment income and net realized gains or losses as the key measure in assessing the performance of our investments segment. Our investment philosophy includes setting certain risk and return objectives for the fixed income, equity, and other investment portfolios. We generally review our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

Our operations are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed or authorized to do business. In these states, the Insurance Subsidiaries are required to file financial statements prepared in accordance with SAP, which are promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Because of these state insurance regulatory requirements, we use SAP to manage our insurance operations. The purpose of these state insurance regulations is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on shareholder returns as a going concern. Consequently, significant differences exist between SAP and GAAP as discussed below:

•	With regard to the underwriting expense ratio: As noted above, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to certain income:

•
Underwriting expenses that are incremental and directly related to the successful acquisition of insurance policies are deferred and amortized to expense over the life of an insurance policy under GAAP; whereas they are recognized when incurred under SAP.

•	Deferred taxes are recognized in our Consolidated Statements of Income as either a deferred tax expense or a deferred tax benefit under GAAP; whereas they are recorded directly to surplus under SAP.

•
Changes in the value of our alternative investments, which are part of our other investment portfolio on our Consolidated Balance Sheets, are recognized in income under GAAP; whereas they are recorded directly to surplus under SAP and only recognized in income when cash is received.

•	With regard to loss and loss expense reserves:

•
Under GAAP, reinsurance recoverables, net of a provision for uncollectible reinsurance, are presented as an asset on the Consolidated Balance Sheet, whereas under SAP, this amount is netted within the liability for loss and loss expense reserves.

•
Under GAAP, for those structured settlements for which we did not obtain a release, a deposit asset and the related loss reserve are included on the Consolidated Balance Sheet, whereas under SAP, the structured settlement transaction is recorded as a paid loss.

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2014	2013
Statutory losses and loss expense reserves	$2,892,041	2,797,459
Provision for uncollectible reinsurance	6,900	5,100
Structured settlements	6,951	6,372
GAAP losses and loss expense reserves – net	2,905,892	2,808,931
Reinsurance recoverables on unpaid losses and loss expenses	571,978	540,839
GAAP losses and loss expense reserves – gross	$3,477,870	3,349,770

•	With regard to equity under GAAP and statutory surplus under SAP:

•	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

•	Regarding unrealized gains and losses on fixed income securities:

•
Under GAAP, unrealized gains and losses on available-for-sale (“AFS”) fixed income securities are recognized in equity; but they are not recognized in equity on purchased held-to-maturity (“HTM”) securities. Unrealized gains and losses on HTM securities transferred from an AFS designation are amortized from equity as a yield adjustment.

•
Under SAP, unrealized gains and losses on fixed income securities assigned certain NAIC Security Valuation Office ratings (specifically designations of one or two, which generally equate to investment grade bonds) are not recognized in statutory surplus. However, unrealized losses on fixed income securities that have a designation of three or higher are recognized as an adjustment to statutory surplus.

•
Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses. These assets are excluded from statutory surplus under SAP, but are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP.

•
Regarding the recognition of the liability for our defined benefit plans, under both GAAP and SAP, the liability is recognized in an amount equal to the excess of the projected benefit obligation over the fair value of the plan assets. However, changes in this balance not otherwise recognized in income are recognized in equity as a component of other comprehensive income (“OCI”) under GAAP and in statutory surplus under SAP.

Our combined insurance segments' GAAP results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2014	2013	2012
Combined Insurance Segments Results
NPW	$1,885,280	1,810,159	1,666,883
NPE	$1,852,609	1,736,072	1,584,119
Losses and loss expenses incurred	1,157,501	1,121,738	1,120,990
Net underwriting expenses incurred	610,783	571,294	523,688
Policyholder dividends	6,182	4,274	3,448
Underwriting income (loss)	$78,143	38,766	(64,007)
Ratios:
Loss and loss expense ratio	62.5%	64.6	70.8
Underwriting expense ratio	33.0	33.0	33.0
Policyholder dividends ratio	0.3	0.2	0.2
GAAP combined ratio	95.8%	97.8	104.0
Statutory combined ratio	95.7%	97.5	103.5

For revenue and profitability measures for each of our three insurance segments, see Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. We do not allocate assets to individual segments. In addition, for analysis of our insurance segments' results, see "Results of Operations and Related Information by Segment" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Segments

Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expenses.

To that end, we establish loss and loss expense reserves that are estimates of the amounts that we will need to pay in the future for claims and related expenses for insured losses that have already occurred. Estimating reserves as of any given date involves a considerable degree of judgment and is inherently uncertain. We regularly review our reserving techniques and our overall amount of reserves. For disclosures concerning our unpaid loss and loss expenses, as well as a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K. Additionally, for an analysis of changes in our loss reserves over the most recent three-year period, see Note 9. "Reserves for Losses and Loss Expenses" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

As part of our risk management efforts associated with the sale of our products and services, we use reinsurance to protect our capital resources and insure us against losses on the risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries in which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Segments Products and Services
The types of insurance we sell in our insurance segments fall into three broad categories:

•
Property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property. Property claims are generally reported and settled in a relatively short period of time.

•
Casualty insurance, which generally covers the financial consequences of employee injuries in the course of employment and bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities. Casualty claims may take several years to be reported and settled.

•	Flood insurance, which generally covers property losses under the Federal Government's Write Your Own ("WYO") program of the NFIP. Flood insurance premiums and losses are 100% ceded to the NFIP.

We underwrite our business primarily through traditional insurance. The following table shows the principal types of policies we write:

Types of Policies	Category of Insurance	Standard Commercial Lines	Standard Personal Lines	E&S Lines
Commercial Property	Property	X		X
Commercial Automobile	Property/Casualty	X		X
General Liability (including Excess Liability/Umbrella)	Casualty	X		X
Workers Compensation	Casualty	X
Businessowners' Policy	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Homeowners	Property/Casualty		X
Personal Automobile	Property/Casualty		X
Personal Umbrella	Casualty		X
Flood[1]	Flood/Property		X
1Flood insurance premiums and losses are 100% ceded to the federal government’s WYO program. Certain other policies contain minimal flood or flood related coverages.

Product Development and Pricing
Our insurance policies are contracts that specify our coverages - what we will pay to or for an insured upon a specified loss. We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"). Determining the price to charge for our coverages involves consideration of many variables. At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future. To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends. Additionally, we have developed predictive models for certain of our Standard Commercial and Standard Personal Lines. Predictive models analyze historical statistical data regarding our customers and their loss experience, rank our policies, or potential policies, based on this analysis, and apply this risk data to current and future customers to predict the likely profitability of an account. A model’s predictive capabilities are limited by the amount and quality of the statistical data available. As a regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs. Consequently, we use ISO, AAIS, and NCCI data to supplement our proprietary data.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Manufacturing and Wholesale	18%	Includes manufacturers, wholesalers, and distributors

Contracting	34%	General contractors and subcontractors

Community and Public Services	23%	Focuses on public entities, social services, golf courses, and religious institutions

Mercantile and Services	24%	Focuses on retail, office, service businesses, restaurants, and hotels

Bonds	1%	Includes fidelity and surety

Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Line customers or our E&S Line customers by class.

The following are general guidelines that can be used as indicators of the size of our customers:

•	The average Standard Commercial Lines account size is approximately $10,000.

•	The average Standard Personal Lines account size is approximately $1,500.

•	The average E&S Lines policy is approximately $3,100.

No one customer accounts for 10% or more of our insurance segments in the aggregate.

Geographic Markets
We principally sell in the following geographic markets:

•	Standard Commercial Lines products and services are primarily sold in 22 states and the District of Columbia in the Eastern and Midwestern regions of the United States.

•
Standard Personal Lines products and services are primarily sold in 13 states in the Eastern and Midwestern regions of the United States, except for the flood portion of this segment, which is sold in all 50 states and the District of Columbia.

•	E&S Lines are sold in all 50 states and the District of Columbia.

We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The following table lists the principal states in which we write business and the percentage of total NPW each represents for the last three fiscal years:

	Year Ended December 31,
% of NPW	2014	2013	2012
New Jersey	22.6%	23.1	23.3
Pennsylvania	11.4	11.5	12.0
New York	7.1	6.9	7.6
Maryland	5.6	5.7	5.7
Virginia	4.6	4.7	4.9
Indiana	4.5	4.8	5.0
Illinois	4.0	4.5	4.9
Georgia	3.8	3.5	3.1
North Carolina	3.4	3.2	3.1
Michigan	3.3	3.4	3.5
South Carolina	3.1	3.0	3.0
Connecticut	3.0	2.9	2.7
Other states	23.6	22.8	21.2
Total	100.0%	100.0	100.0

We support these geographic locations from our corporate headquarters in Branchville, New Jersey, and our six regional branches (referred to as our “Regions”). The table below lists our Regions and where they have office locations:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
E&S	Horsham, Pennsylvania and Scottsdale, Arizona

Distribution and Marketing
We sell and distribute our Standard Commercial and Standard Personal Lines products and services through our distribution partners, who in the case of our standard market business are independent retail insurance agents. Independent retail insurance agents and brokers write approximately 80% of Standard Commercial Lines insurance in the United States according to a study released in 2014 by the Independent Insurance Agents & Brokers of America. Approximately 35% of Standard Personal Lines insurance is sold through independent retail insurance agents, according to the same survey. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and therefore are able to provide a wider choice of commercial lines and personal lines insurance products and risk-based consultation to customers. We have agreements with approximately 1,100 distribution partners in the commercial lines standard market as of December 31, 2014. Of these distribution partners, 700 of them also sell personal lines, excluding flood. The distribution partners have approximately 2,000 office locations that sell our products to our standard market customers. In addition, we have approximately 5,000 distribution partners selling our flood insurance products.

E&S Lines are written almost exclusively through approximately 80 wholesale general agents, who are our distribution partners in the E&S market. We have granted contract binding authority to these partners for business that meets our prescribed underwriting and pricing guidelines.

We pay our distribution partners commissions and other consideration for business placed with us. We seek to compensate our distribution partners fairly and consistent with market practices. No one distribution partner is responsible for 10% or more of our combined insurance segments' premium.

In our most recent survey of our retail distribution partners, which was conducted in 2014, we received an overall satisfaction score of 8.6 out of 10, which, we believe, highlighted our distribution partners’ satisfaction with our Standard Commercial Lines and Standard Personal Lines products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

As our customers rely heavily on our distribution partners, it is sometimes difficult to develop brand recognition with our customers, who cannot always differentiate between their insurance agents and their insurance carriers. We continue to evolve our service model, post-acquisition, with an increasing focus on the customer. While we currently offer customers a shared experience with our distribution partners, we are moving towards a model that positions us to more directly demonstrate our value proposition to our customers.

Our primary marketing strategy is to:

•
Use an empowered field model to provide our retail distribution partners with resources within close geographic proximity to their businesses and our customers. For further discussion on this, see the “Field Model and Technology” section below.

•
Develop close relationships with each distribution partner, as well as their principals and producers: (i) by soliciting their feedback on products and services; (ii) by advising them concerning product developments; and (iii) through interaction with them focusing on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations.

•
Develop with each distribution partner, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with us; (ii) amount of premium or number of policies placed with us; (iii) customer service and retention levels; and (iv) profitability of business placed with us.

•	Develop brand recognition with our customers through our marketing efforts, which include radio and television advertising, as well as advertising at certain national and local sporting events.

Field Model and Technology
We use the service mark “High-tech x High-touch = HT2 SM” to describe our business strategy. “High-tech” refers to our technology that we use to make it easy for our distribution partners and customers to do business with us. “High-touch” refers to the close relationships that we have with our distribution partners and customers through our field business model.

High Tech
We leverage the use of technology in our business. We have made significant investments in information technology platforms, integrated systems, internet-based applications, and predictive modeling initiatives. We do this to provide:

•
Our distribution partners and our customers with access to accurate business information and the ability to process certain transactions from their locations, seamlessly integrating those transactions into our systems;

•	Our underwriters with targeted underwriting and pricing tools to enhance profitability while growing the business;

•	Our Special Investigations Unit ("SIU") investigators access our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our customers with 24/7 access to transactional capabilities and information through a web-based customer portal and a customer mobile app.

In 2014, we received the Interface Partner Award from Applied Systems, an automated solutions provider to independent retail insurance agents, for the seventh consecutive year. The award recognizes our leadership and innovation in our interface advancements in download and real-time rating.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”) governance model. The EPMO is supported by certified individuals who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) manage projects; (iv) review project status and cost; and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions, and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation.

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 36% of our skilled technology capacity. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

High Touch
To support our distribution partners, we employ a field model for both underwriting and claims, with various employees in the field, usually working from home offices near our distribution partners. We believe that we build better and stronger relationships with our distribution partners because of the close proximity of our field employees, and the resulting direct interaction with our distribution partners and our customers. At December 31, 2014, we had approximately 2,200 employees, about 320 of which worked in the field, and another 850 that worked in one of our regional offices noted above.

Underwriting Process
Our underwriting process requires communication and interaction among:

•
Our distribution partners, who provide front-line underwriting, our Agency Management Specialists (“AMSs”) and Safety Management Specialists (“SMSs”), our Standard Personal Lines marketing representatives, and our corporate and regional underwriters. Our AMSs continue to be a central focus of the field model, with responsibility for: (i) managing the growth and profitability of their distribution partners with us; and (ii) performing field underwriting for new Standard Commercial Lines business. In the fourth quarter of 2014, a strategic decision was made to eliminate our field marketing specialist role, which had been a multi-purpose role focused on Standard Personal Lines, small Standard Commercial Lines business, and technology training. This role was replaced with dedicated Standard Personal Lines marketing representatives with the primary responsibility of growing Standard Personal Lines, dedicated field technical coordinators responsible solely for technology assistance and training and over a dozen additional AMSs. In addition, we broadened the scope of, and enhanced the talent in, our small business teams. These teams were previously responsible for handling business in need of review that was submitted through our automated underwriting platform, One & Done®. They now also handle small accounts with low underwriting complexity, which enables our AMSs to spend more time underwriting middle market accounts.

•	Our 5,000 flood distribution partners for our Standard Personal Lines business under the NFIP's WYO program.

•	Our corporate underwriting department, which develops our products, policy forms, pricing, and underwriting guidelines in conjunction with the Regions.

•
Our Regions, which establish: (i) annual premium and pricing goals in consultation with the corporate underwriting department; (ii) new business targets for our distribution partners; and (iii) profit improvement plans for our distribution partners.

•	Our Actuarial Department, located primarily in our corporate headquarters, which assists in the determination of rate and pricing levels, while monitoring pricing and profitability.

We have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our distribution partners by servicing certain Standard Personal Lines and smaller Standard Commercial Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2014, our USC was servicing Standard Commercial Lines NPW of $49.6 million and Standard Personal Lines NPW of $26.3 million. The $75.9 million total serviced by the USC represents 4% of our total NPW.

We believe that our field model has a distinct advantage in its ability to provide a wide range of front-line safety management services focused on improving a Standard Commercial Lines insured’s safety and risk management programs and we have obtained the service mark “Safety Management: Solutions for a safer workplace.”SM Safety management services include: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our customers to identify and eliminate potential loss exposures.

Claims Management
Effective, fair, and timely claims management is one of the most important services that we provide to our customers and distribution partners. It is also one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of loss and loss expenses; and (ii) maintenance of timely and adequate claims reserves. In connection with our Standard Commercial Lines and Standard Personal Lines, we believe that we can achieve lower claims expenses through our field model by locating claims representatives in close proximity to our customers and distribution partners. For our E&S Line, we use external adjusters who are situated close to claimants and work with our corporate E&S claims adjusters to manage individual claims for this segment.

We have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC receives first notices of loss from our customers and claimants related to our Standard Commercial Lines and Standard Personal Lines. The CSC is designed to help: (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase the use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims. Upon receipt of a claim, the CSC, as appropriate, will assign the matter to the appropriate Region or specialized area at our corporate headquarters.

Claims management specialists (“CMSs”) are responsible for investigating and resolving the majority of our standard marketplace commercial automobile bodily injury, general liability, and property losses with low to moderate severities. Strategically located throughout our footprint, CMSs are able to provide highly responsive customer and distribution partner service to quickly resolve claims within their authority. We have implemented specialized claims handling as follows:

•
Workers compensation claim handling is centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

•
Property claims with high severity or technically complex losses are handled by either the Property Flex Unit or the Large Loss Unit. Both of these groups specifically handle only higher exposure property claims. The Large Loss Unit, which is comprised of seasoned general adjusters, handles claims above $100,000. During 2014, we established the Property Flex Unit to: (i) handle claims between $25,000 to $100,000; and (ii) form the core of a catastrophe team.

•
Liability claims with high severity or technically complex losses are handled by the Complex Claims Unit ("CCU"). The CCU specialists are primarily field based and handle losses based on injury type or with severities greater than $250,000. Litigated matters not meeting the CCU criteria are handled within our regional offices by our litigation teams. These teams are aligned based upon jurisdictional knowledge and technical experience.

•	All asbestos and environmental claims are referred to our specialized corporate Environmental Unit, which also handles latent claims.

This structure allows us to provide experienced adjusting to each claim category.

For all of our insurance segments, we have an SIU that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

Insurance Operations Competition
Our insurance segments face competition from both public companies and mutual companies, which may have lower operating costs or cost of capital than we do. Some, like us, rely on partners for the distribution of their products and services and have competition within their distribution channel, making growth in market share difficult. Others either employ their own agents who only represent one insurance carrier or use a combination of distribution partners, captive agents, and direct marketing. The following provides information on the competition facing our insurance segments:

Standard Commercial Lines
The Standard Commercial Lines property and casualty insurance market is highly competitive and market share is fragmented among many companies. We compete with two types of companies, primarily on the basis of price, coverage terms, claims service, customer experience, safety management services, ease of technology, and financial ratings:

•	Regional insurers, such as Cincinnati Financial Corporation, Erie Indemnity Company, The Hanover Insurance Group, Inc., and United Fire Group, Inc.; and

•
National insurers, such as Liberty Mutual Holding Company Inc., The Travelers Companies, Inc., The Hartford Financial Services Group, Inc., Nationwide Mutual Insurance Company, and Zurich Insurance Group, Ltd.

Standard Personal Lines
While we face competition in Standard Personal Lines, carriers have been more successful at obtaining rate increases. Our Standard Personal Lines face competition primarily from the regional and national carriers noted above, as well as companies such as State Farm and Allstate Corporation. In addition, we face competition from direct insurers such as GEICO and The Progressive Corporation, which primarily offer personal auto coverage and market through a direct-to-consumer model.

E&S Lines
Our E&S Lines face competition from insurers such as Scottsdale Insurance Company, Nautilus Insurance Group, Colony Specialty, a member of the Argo Group International Holding Ltd, Markel Corporation, Western World Insurance Group, Century Insurance Group, a member of the Meadowbrook Insurance Group, Burlington Insurance Company, and Cincinnati Financial Corporation. In addition, we face competition from E&S insurers who work directly with retail agencies such as United States Liability Insurance Group.

Industry Comparison
A comparison of certain statutory ratios for our combined insurance segments and our industry are shown in the following table:

	Simple Average of All Periods Presented	2014	2013	2012	2011	2010
Insurance Operations Ratios:[1]
Loss and loss expense	68.3	62.4	64.5	70.7	74.6	69.3
Underwriting expense	32.4	33.0	32.8	32.6	31.7	32.0
Policyholder dividends	0.3	0.3	0.2	0.2	0.4	0.3
Statutory combined ratio	101.0	95.7	97.5	103.5	106.7	101.6
Growth in NPW	5.9	4.1	8.7	12.2	7.0	(2.4)

Industry Ratios:[1,2]
Loss and loss expense	72.2	69.6	67.7	73.7	77.9	72.0
Underwriting expense	27.9	27.0	28.0	28.2	28.0	28.5
Policyholder dividends	0.6	0.6	0.7	0.6	0.6	0.7
Statutory combined ratio	100.7	97.2	96.4	102.5	106.5	101.1
Growth in NPW	3.4	3.9	4.4	4.4	3.3	0.9

Favorable (Unfavorable) to Industry:
Statutory combined ratio	(0.3)	1.5	(1.1)	(1.0)	(0.2)	(0.5)
Growth in NPW	2.5	0.2	4.3	7.8	3.7	(3.3)
Note: Some amounts may not foot due to rounding.

1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2Source: A.M. Best. The industry ratios for 2014 have been estimated by A.M. Best.

Insurance Regulation

Primary Oversight by the States in Which We Operate
Our insurance segments are heavily regulated. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states. The primary market conduct and financial regulators of our Insurance Subsidiaries are the departments of insurance in the states in which they are organized and are licensed. For a discussion of the broad regulatory, administrative, and supervisory powers of the various departments of insurance, refer to the risk factor that discusses regulation in Item 1A. “Risk Factors.” of this Form 10-K.

Our various state insurance regulators are members of the NAIC. The NAIC has codified SAP and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies. An NAIC model only becomes law when it is enacted in the various state legislatures. The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program.

NAIC Monitoring Tools
Among the NAIC's various financial monitoring tools that are material to the regulators in states in which our Insurance Subsidiaries are organized are the following:

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below two times their "Authorized Control Level". Based on our 2014 statutory financial statements, which have been prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level at 4.5:1.

•
Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, which is modeled closely on the Sarbanes-Oxley Act of 2002, as amended, regulates: (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

•
Own Risk Solvency Assessment ("ORSA") Model Law. ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which has been adopted by the state insurance regulators of our Insurance Subsidiaries, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

Federal Regulation
Federal legislation and administrative policies affect the insurance industry. Among the most notable are the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and various privacy laws that apply to us because we have personal non-public information, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, and the Health Insurance Portability and Accountability Act. Like all businesses, we are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”). FEMA oversees the WYO Program enacted by Congress, which is currently set to expire in August 2017. Congress sets the WYO Program's budgeting, rules, and rating parameters.  The Homeowner Flood Insurance Affordability Act enacted in 2014 repealed and modified certain provisions of the Biggert-Waters Flood Insurance Act regarding premium adjustments.

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted in 2010. This law provides for, among other things, the following:

•	The establishment of the Federal Insurance Office (“FIO”) under the United States Department of the Treasury;

•	Federal Reserve oversight of financial services firms designated as systemically important; and

•	Corporate governance reforms for publicly traded companies.

The FIO continues to establish itself on national and international insurance issues after having issued its initial report regarding the modernization of insurance regulation in the United States. The report concluded that insurance regulation in the United States is best viewed in terms of a hybrid model, in which state and federal oversight play complementary roles defined by the strengths each brings to improving solvency and market conduct regulation. The FIO, Federal Reserve, and the NAIC are currently looking at oversight and solvency standards as they coordinate with international regulators regarding the future regulation of financial entities. For additional information on the potential impact of the Dodd-Frank Act, refer to the risk factor related to legislation within Item 1A. “Risk Factors.” of this Form 10-K.

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

Our Investment segment invests insurance premiums, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities, to generate investment income and to satisfy obligations to our customers, our shareholders, and our debt holders, among others. At December 31, 2014, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed income securities	$4,384.3	91
Equity securities	191.4	4
Short-term investments	131.9	3
Other investments, including alternatives	99.2	2
Total	$4,806.8	100

Our investment strategy includes setting certain return and risk objectives for the fixed income, equity, and other investment portfolios. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio strategy is designed to generate consistent dividend income and long term capital appreciation benchmarked to the S&P 500 Index. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with a predominantly “buy-and-hold” approach. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

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

Reports to Security Holders

We file with the SEC all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other required information under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We provide access to these filed materials on our Internet website, www.selective.com.

Item 1A. Risk Factors.

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. They could have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders’ dividends. The following list of risk factors is not exhaustive, and others may exist.

Risks Related to Insurance Segments

The failure of our risk management strategies could have a material adverse effect on our financial condition or results of operations.
As an insurance provider, it is our business to take on risk from our customers. Our long term strategy includes use of above average operational leverage, which can be measured as the NPW to our equity or policyholders surplus. We balance operational leverage risk with a number of risk management strategies to achieve a balance of growth and profit and to reduce our exposure that include, but are not limited to, the following:

•	Being disciplined in our underwriting practices;

•	Being prudent in our claims management practices, establishing adequate loss and loss expense reserves, and placing appropriate reliance on our claims analytics;

•
Continuing to develop and implement various underwriting tools and automated analytics to examine historical statistical data regarding our customers and their loss experience to: (i) classify such policies based on that information; (ii) apply that information to current and prospective accounts; and (iii) better predict account profitability;

•	Continuing to develop our customer experience platform as we grow in our understanding of customer segmentation;

•	Purchasing reinsurance and using catastrophe modeling;

•	Being prudent in managing our investment portfolio, which supports our liabilities and underwriting strategies; and

•	Being prudent in our financial planning process,which supports our underwriting strategies.

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
We are required to maintain loss and loss expense reserves for our estimated liability for losses and loss expenses associated with reported and unreported insurance claims. Our estimates of reserve amounts are based on facts and circumstances that we know, including our expectations of the ultimate settlement and claim administration expenses, including inflationary trends particularly regarding medical costs, predictions of future events, trends in claims severity and frequency, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims. From time-to-time, we increase reserves if they are inadequate or reduce them if they are redundant. We cannot be certain that the reserves we establish are adequate or will be adequate in the future. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the reserves are increased; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change. If greenhouse gases continue to impact our climate, it is possible that more devastating catastrophic events could occur.

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by Property Claim Services®. Most of the risks underwritten by our insurance segments are concentrated geographically in the Eastern and Midwestern regions of the United States, particularly in New Jersey, which represented approximately 23% of our total NPW during the year ended December 31, 2014. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case in 2010, 2011, and 2012.

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
As a Standard Commercial Lines and E&S Lines writer, we are required to participate in TRIPRA, which was extended to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. A risk exists that certain future terrorist events would not be certified by the U.S. Secretary of Treasury and TRIPRA would not cover them and we would be required to pay in the event of a covered loss. For example, the 2013 Boston Marathon bombing was not a certified event. Under TRIPRA, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2014, 87% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. In addition, terrorism coverage is mandatory for all primary workers compensation policies. The TRIPRA back-stop applies to these coverages when they are written.

Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2015, our deductible is approximately $254 million. For losses above the deductible, the federal government will pay 85% of losses to an industry limit of $100 billion, and the insurer retains 15%. The federal share of losses will be reduced by 1% each year to 80% by 2020. Although TRIPRA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

TRIPRA rescinded all previously approved coverage exclusions for terrorism. Many of the states in which we write commercial property insurance mandate that we cover fire following an act of terrorism regardless of whether the insured specifically purchased terrorism coverage. Likewise, terrorism coverage cannot be excluded from workers compensation policies in any state in which we write.

Personal lines of business have never been covered under TRIPRA. Homeowners policies within our Standard Personal Lines exclude nuclear losses, but do not exclude biological or chemical losses.

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

We are exposed to credit risk.
We are exposed to credit risk in several areas of our insurance segments, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. The relatively small size of the reinsurance market and our objective to maintain an average weighted rating of “A” by A.M. Best on our current reinsurance programs constrains our ability to diversify this credit risk. However, some of our reinsurance credit risk is collateralized.

•	Certain life insurance companies that are obligated to our customers, as we have purchased annuities from them under structured settlement agreements.

•	Some of our distribution partners, who collect premiums from our customers and are required to remit the collected premium to us.

•	Some of our customers, who are responsible for payment of deductibles and/or premiums directly to us.

•
The invested assets in our defined benefit plan, which partially serve to fund the insurance segments liability associated with this plan. To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, as result, could increase the cost of the plan to us.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
General economic conditions in the United States and throughout the world and volatility in financial and insurance markets may materially affect our results of operations. Concerns over such issues as the availability and cost of credit, the stability of the United States mortgage market, weak real estate markets, high unemployment, volatile energy and commodity prices, and geopolitical issues, may lead to declines in business and consumer confidence. Declines in business and consumer confidence limit economic growth, which decreases insurance purchases and limits our ability to achieve price increases.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. Elevated unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending adversely affect the demand for insurance products. In addition, we are impacted by the slow improvement in commercial and new home construction and home ownership because 34% of DPW in our Standard Commercial Lines business during 2014 were generated through insurance policies written to cover contractors. In addition, 35% of DPW in our Standard Commercial Lines business during 2014 were based on payroll/sales of our underlying customers. An economic downturn in which our customers decline in revenue or employee count can adversely affect our audit and endorsement premium in our Standard Commercial Lines. Unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due. Although economic conditions have consistently improved over the last two years, many fundamental concerns still exist, which may have a material effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Our financial strength ratings, as issued by the following Nationally Recognized Statistical Rating Organizations ("NRSROs"), are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	“A”	Stable
Standard & Poor's	“A-”	Positive
Moody’s Investor Services	“A2”	Negative
Fitch Ratings	“A+”	Stable

A significant rating downgrade, particularly from A.M. Best, would affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating. In addition, our $30 million line of credit ("Line of Credit") requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best	“bbb+”	Stable
Standard & Poor's	“BBB-”	Positive
Moody’s Investor Services	“Baa2”	Negative
Fitch Ratings	“BBB+”	Stable

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
Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. In addition, pricing is influenced by the operating performance of insurers as increased pricing may be necessary to meet return on equity objectives. As a result, the insurance industry historically has been through cycles characterized by periods of intense price competition due to excessive underwriting capacity and periods when shortages of capacity and poor operating performance by insurers drives favorable premium levels. If competitors price business below technical levels, we might reduce our profit margin in order to retain our best business.

Pricing and loss trends impact our profitability. For example, assuming retention and all other factors remain constant:

•	A pure price decline of approximately 1% would increase our statutory combined ratio by approximately 0.77 points;

•	A 3% increase in our expected claim costs for the year would cause our loss and loss expense ratio to increase by approximately two points; and

•	A combination of the two could raise the combined ratio by approximately three points.

We compete with regional, national, and direct-writer property and casualty insurance companies for customers, distribution partners, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs or costs of capital. They may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the internet has emerged as a significant place of new competition, both from existing competitors and new competitors. It is possible that reinsurers, who have significant knowledge of the primary property and casualty insurance business because they reinsure it, could enter the market to diversify their operations. New competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their customers and loss experience in complex analytics and predictive models to assess profitability of the risk, as well as the potential for adverse claim development, recovery opportunities, fraudulent activities, and customer buying habits. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our insurance operations is not large enough in all circumstances to analyze and project our future costs. In addition, we have limited data regarding our E&S business, which we assumed in 2011 and began writing directly in 2012. We use data from ISO, NCCI, and AASI to obtain sufficient industry loss experience data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have significantly more data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act, which provides an anti-trust exemption for the aggregation of loss data, and we are unable to access data from ISO, NCCI, and AASI, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own customers.

We depend on distribution partners.
We market and sell our insurance products through distribution partners who are not our employees. We believe that these partners will remain a significant force in overall insurance industry premium production because they can provide customers with a wider choice of insurance products than if they represented only one insurer. That, however, creates competition in our distribution channel and we must market our products and services to our distribution partners before they sell them to our mutual customers. Additionally, there has been a trend towards increased levels of consolidation of these distribution partners in the marketplace, which increases competition among fewer distributors. Our Standard Personal Lines production is further limited by the fact that independent retail insurance agencies only write approximately 35% of this business in the United States. Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our distribution partners. In addition, under insurance laws and regulations and common law, we potentially can be held liable for business practices or actions taken by our distribution partners.

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.8% of direct premiums written. The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

The NFIP is funded by Congress and in 2012, Congress passed, and the President signed, the Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”). The Biggert-Waters Act: (i) extended NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policyholders. FEMA implemented these rates throughout 2013, which created significant public discontent and Congressional concern over the impact of the new rates on NFIP customers.

Consequently, Congress passed and, on March 21, 2014, the President signed into law, the Homeowner Flood Insurance Affordability Act of 2014 (“Flood Affordability Act”). The Flood Affordability Act substantially modifies certain provisions of the Biggert-Waters Act, including the reversal of certain rate increases resulting in premium refunds for many NFIP policyholders that began after October 1, 2014. Additional changes are expected to occur in April 2015, such as an increase in the Reserve Fund Assessment, implementation of an annual surcharge on all new and renewal policies, an additional deductible option, and increases in the federal policy fee and basic rates.

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

Despite the passage of the Flood Affordability Act, the role of the NFIP program remains under scrutiny by policymakers. The uncertainty behind the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.

We are heavily regulated and changes in regulation may reduce our profitability, increase our capital requirements, and/or limit our growth.
Our Insurance Subsidiaries are heavily regulated by extensive laws and regulations that may change on short notice. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. Historically, and by virtue of the McCarran-Ferguson Act, our Insurance Subsidiaries are primarily regulated by the states in which they are domiciled and licensed. State insurance regulation is generally uniform throughout the U.S. by virtue of similar laws and regulations required by the NAIC to accredit state insurance departments so their examinations can be given full faith and credit by other state regulators. Despite their general similarity, various provisions of these laws and regulations vary from state to state. At any given time, there may be various legislative and regulatory proposals in each of the 50 states and District of Columbia that, if enacted, may affect our Insurance Subsidiaries.

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

•
Related to our general business, review and approval of such matters as certificates of authority and other insurance company licenses, licensing and compensation of distribution partners, premium rates (which may not be excessive, inadequate, or unfairly discriminatory), policy forms, policy terminations, reporting of statistical information regarding our premiums and losses, periodic market conduct examinations, unfair trade practices, participation in mandatory shared market mechanisms, such as assigned risk pools and reinsurance pools, participation in mandatory state guaranty funds, and mandated continuing workers compensation coverage post-termination of employment.

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

Although Congress has largely delegated insurance regulation to the various states by virtue of the McCarran-Ferguson Act, we are also subject to federal legislation and administrative policies, such as disclosure under the securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act, TRIPRA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. As a result of issuing workers compensation policies, we are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007.

The European Union has enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers, which is expected to be implemented in 2016.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  In addition, in 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. Although Solvency II does not govern domestic American insurers and we do not have international operations, we believe that development of global capital standards will influence the development of similar standards by domestic regulators. The NAIC has recently adopted the ORSA Model Law, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which has been adopted by the state insurance regulators of our Insurance Subsidiaries, requires companies to file an internal assessment of their solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

We are subject to non-governmental regulators, such as the NASDAQ Stock Market and the New York Stock Exchange where we list our securities. Many of these regulators, to some degree, overlap with each other on various matters. They have different regulations on the same legal issues that are subject to their individual interpretative discretion. Consequently, we have the risk that one regulator’s position may conflict with another regulator’s position on the same issue. As compliance is generally reviewed in hindsight, we are subject to the risk that interpretations will change over time.

We believe we are in compliance with all laws and regulations that have a material effect on our results of operations, but the cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the risk that legislation will be passed that significantly changes insurance regulation and adversely impacts our business, financial condition, and/or the results of operations.
In 2009, the Dodd-Frank Act was enacted to address the financial markets crises in 2008 and 2009 and the issues regarding the American International Group, Inc. scandal. The Dodd-Frank Act created the FIO as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues. The Dodd-Frank Act also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically important financial institutions ("SIFI"). The FSOC has not designated Selective as a SIFI. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues. We anticipate that there will continue to be legislative proposals in Congress that could result in the federal government becoming directly involved in the regulation of insurance. There are also legislative and regulatory proposals in the various states that seek to limit the ability of carriers to properly assess insurance risk.

•
Repeal of the McCarran-Ferguson Act. While recent proposals for McCarran-Ferguson Act repeal have been directed primarily at health insurers, if enacted and applicable to property and casualty insurers, such repeal would significantly reduce our ability to compete and materially affect our results of operations because we rely on the anti-trust exemptions the law provides to obtain loss data from third party aggregators, such as ISO and NCCI, to predict future losses. Our inability to access data from ISO and NCCI would put us at a competitive disadvantage compared to larger insurers who have more sufficient loss experience data with their own customers.

•
Healthcare reform. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business, including our insurance segments.  The Healthcare Act reduces the reimbursement to healthcare providers, which may result in healthcare providers charging more to insurers not covered under the Healthcare Act. This could increase our cost to provide workers compensation, automobile Personal Injury Protection ("PIP") and general liability coverages, among others.  In addition, we will continue to be impacted as a business enterprise by potential tax issues and changes in employee benefits.  The Healthcare Act has been adopted, its implementation is ongoing, and we continue to monitor and assess its impact.

•
Changes in rules for Department of Housing and Urban Development ("HUD").  In 2013, HUD finalized a new "Disparate Impact" regulation that may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis.  Three insurance industry trade associations are challenging the regulation in two separate Federal lawsuits, one by the American Insurance Association (“AIA”) and the National Association of Mutual Insurance Companies (“NAMIC”) in the District of Columbia and the other by Property Casualty Insurers Association of America (“PCI”) in Chicago. In the PCI case, the court ruled that HUD acted arbitrarily in considering comments regarding the application of the McCarran-Ferguson Act and has remanded the regulation back to HUD for review and reconsideration. Subsequently, the court in the AIA and NAMIC case vacated the regulation on summary judgment. HUD has filed an appeal of this ruling. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably.  The outcome of the litigations and potential rulemaking cannot be predicted at this time.

•
State Regulatory and Legislative Limits to Underwriting.  From time-to-time, there are proposals in various states seeking to limit the ability of insurers to use certain factors or predictive measures in the underwriting of property and casualty risks. Among the proposed legislation and regulation have been limits on the use of insurance scores and marketplace considerations. These proposals, if enacted, could impact underwriting pricing and results.

We expect the debate about the role of the federal government in regulating insurance to continue.

We cannot predict whether any of the above discussed proposed rules or legislation will be adopted, or what impact, if any, such proposals or the cost of compliance with such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

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

•	Credit scoring and predictive modeling pricing;

•	Cybersecurity breaches;

•	Investment disclosure;

•	Managed care practices;

•	Timing and discounting of personal injury protection claims payments;

•	Direct repair shop utilization practices;

•	Flood insurance claim practices; and

•	Shareholder class action suits.

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
Our long-term strategy includes the use of above average operational leverage, which results in above average investment leverage, or higher invested assets as a percent of our equity or policyholder surplus. Therefore, we maintain a conservative approach to our investment portfolio management and employ a number of risk management strategies to reduce our exposure to risk that include, but are not limited to, the following:

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
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed income investments and declines in interest rates may result in an increase in the fair value of our existing fixed income investments. Our fixed income investment portfolio, which currently has a duration of 3.8 years excluding short term investments, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, partially offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, partially offset by lower rates of return on new and reinvested cash in the portfolio. Changes in interest rates have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, particularly our loss reserves. In addition, our pension and post-retirement benefit obligations include a discount rate assumption, which is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2014, our fixed income securities portfolio represented approximately
91% of our total invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, municipal bankruptcies spurred by, among other things, pension funding issues, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed income securities portfolio and our net income to decline and the default rate of our fixed income securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could cause the value of our fixed income securities portfolio and our net income to decrease. As our stockholders' equity is leveraged at 3.77:1 to our investment portfolio, a reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

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

Deterioration in the public debt and equity markets, the private investment marketplace, and the economy could lead to investment losses, which may adversely affect our results of operations, financial condition, liquidity, and debt ratings.
Like many other property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investment portfolio is exposed to significant financial and capital market risks, both in the U.S. and abroad, and volatile changes in general market or economic conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our structured securities. Concerns over weak economic growth globally, elevated unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, contribute to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments.

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
Over the past several years, the Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery. The Federal Reserve has recently signaled that it will be "patient in beginning to normalize the stance of monetary policy," but continued low interest rates have an adverse effect on our investment income as higher yielding securities mature and we reinvest the proceeds at lower yields. At the same time, increased pressure on the price of our fixed income and equity portfolios may occur if these economic stimulus actions by the Federal Reserve are not as effective as originally intended. These results could materially and adversely affect our results of operations, financial condition, liquidity, and the trading price of our common stock. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position and liquidity.

In addition, our investment activities are subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies. In light of the current economic conditions, some of these authorities have implemented, or may in the future implement, new or enhanced regulatory requirements, such as those included in the Dodd-Frank Act, intended to restore confidence in financial institutions and reduce the likelihood of similar economic events in the future. These authorities may seek to exercise their supervisory and enforcement authority in new or more robust ways. Such events could affect the way we conduct our business and manage our capital, and may require us to satisfy increased capital requirements. These developments, if they occurred, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies, such as secondary private equity, private equity, energy, mezzanine debt, real estate, and distressed debt. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, is subject to greater scrutiny and reconsideration from one reporting period to the next. As these investments are recorded under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed income, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2014. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2014, approximately 8% and 92% of these securities represented Level 1 and Level 2, respectively. However, prices provided by an independent pricing service and independent broker quotes can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

As of December 31, 2014, the Parent had stand-alone retained earnings of $1.3 billion. Of this amount, $1.2 billion is related to investments in our Insurance Subsidiaries and debt. The Insurance Subsidiaries have the ability to provide for $162 million in annual dividends to us; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

Provisions in our Amended and Restated Certificate of Incorporation may discourage, delay, or prevent us from being acquired, including:

•
Supermajority shareholder voting requirements to approve certain business combinations with interested shareholders (as defined in the Amended and Restated Certificate of Incorporation) unless certain other conditions are satisfied; and

•	Supermajority shareholder voting requirements to amend the foregoing provisions in our Amended and Restated Certificate of Incorporation.

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

We believe that our underwriting, claims, predictive, and catastrophe modeling, as well as our business analytics and our information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. A major defect or failure in our internal controls or information technology and application systems could: (i) result in management distraction; (ii) harm our reputation; or (iii) increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of a defect in our internal controls around our information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

We are subject to attempted cyber-attacks and other cybersecurity risks.
The nature of our business requires that we store and use significant amounts of personally identifiable information in electronic format that may be targeted in an attempted cybersecurity breach. In addition, our business is heavily reliant on various information technology and application systems that may be impacted by a malicious cyber-attack. These cyber incidents may cause lost revenues or increased expenses stemming from reputational damage and fines related to the breach of personally identifiable information, inability to use certain systems for a period of time, loss of financial assets, remediation and litigation costs, and increased cybersecurity protection costs. We have developed and continue to invest in a variety of controls to prevent, detect and appropriately react to such cyber-attacks, including frequently testing our systems' security and access controls. However, cybersecurity risks continue to become more complex and broad ranging and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, we purchase insurance coverage to specifically address cybersecurity risks. The coverage provides protection up to $20 million above a deductible of $250,000 for various cybersecurity risks, including privacy breach related incidents.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our insurance segments are described in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings.

In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2014		2013
	High	Low	High	Low
First quarter	$26.99	21.38	24.13	19.53
Second quarter	25.42	22.14	24.75	19.58
Third quarter	25.46	21.97	25.95	22.61
Fourth quarter	27.65	22.01	28.31	23.55

On February 13, 2015, the closing price of our common stock as reported on the NASDAQ Global Select Market was $27.36.

(b) Holders
We had 3,612 stockholders of record as of February 13, 2015 according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. Considering our improving profitability, in the fourth quarter of 2014, our Board of Directors approved an 8% increase in our dividend to $0.14 per share. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2014	2013
First quarter	$0.13	0.13
Second quarter	0.13	0.13
Third quarter	0.13	0.13
Fourth quarter	0.14	0.13

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

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2014:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	734,539	[1]	$19.52	6,275,288 [2]

1 Weighted average remaining contractual life of options is 3.42 years.
2 Includes 764,098 shares available for issuance under the Employee Stock Purchase Plan; 2,019,296 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,491,894 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph

The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2009 and ending December 31, 2014, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph is not incorporated into any other filing we have made with the U.S. Securities and Exchange Commission ("SEC") and will not be incorporated into any future filing we may make with the SEC unless we so specifically incorporate it by reference. This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC unless we specifically request so or specifically incorporate it by reference in any filing we make with the SEC.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2014	$695	$23.02	—	—
November 1 – 30, 2014	13,077	26.66	—	—
December 1 – 31, 2014	10,214	27.24	—	—
Total	$23,986	$26.80	—	—

1During the fourth quarter of 2014, 1,605 shares were purchased from employees in connection with the vesting of restricted stock units and 22,381 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan as Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with
GAAP unless noted otherwise, number of
weighted average shares and dollars in
thousands, except per share amounts)	2014		2013	2012	2011	2010
Net premiums written	$1,885,280		1,810,159	1,666,883	1,485,349	1,390,541
Net premiums earned	1,852,609		1,736,072	1,584,119	1,439,313	1,416,598
Net investment income earned	138,708		134,643	131,877	147,443	145,708
Net realized gains (losses)	26,599		20,732	8,988	2,240	(7,083)
Total revenues	2,034,861		1,903,741	1,734,102	1,597,475	1,564,621
Catastrophe losses	59,971		47,415	98,608	118,769	56,465
Underwriting income (loss)	78,143		38,766	(64,007)	(103,584)	(19,974)
Net income from continuing operations[2]	141,827		107,415	37,963	22,683	70,746
Total discontinued operations, net of tax[2]	—		(997)	—	(650)	(3,780)
Net income	141,827		106,418	37,963	22,033	66,966
Comprehensive income	136,764		77,229	49,709	57,303	86,450
Total assets	6,581,550		6,270,170	6,794,216	5,685,469	5,178,704
Notes payable and debentures	379,297		392,414	307,387	307,360	262,333
Stockholders’ equity	1,275,586		1,153,928	1,090,592	1,058,328	1,018,041
Statutory premiums to surplus ratio	1.4		1.4	1.6	1.4	1.3
Statutory combined ratio	95.7%		97.5	103.5	106.7	101.6
Impact of catastrophe losses on statutory combined ratio[3]	3.2	pts	2.7	6.2	8.3	4.0
GAAP combined ratio	95.8%		97.8	104.0	107.2	101.4
Invested assets per dollar of stockholders' equity	3.77		3.97	3.97	3.89	3.86
Yield on investments, before tax	3.0		3.0	3.1	3.7	3.8
Debt to capitalization ratio	22.9		25.4	22.0	22.5	20.5
Return on average equity	11.7		9.5	3.5	2.1	6.8

Non-GAAP measures[4]:
Operating income	$124,538		93,939	32,121	21,227	75,350
Operating return on average equity	10.3%		8.4	3.0	2.0	7.7

Per share data:
Net income from continuing operations[2]:
Basic	$2.52		1.93	0.69	0.42	1.33
Diluted	2.47		1.89	0.68	0.41	1.30

Net income:
Basic	$2.52		1.91	0.69	0.41	1.26
Diluted	2.47		1.87	0.68	0.40	1.23

Dividends to stockholders	$0.53		0.52	0.52	0.52	0.52

Stockholders’ equity	22.54		20.63	19.77	19.45	18.97

Price range of common stock:
High	27.65		28.31	20.31	18.97	18.94
Low	21.38		19.53	16.22	12.10	14.13
Close	27.17		27.06	19.27	17.73	18.15

Number of weighted average shares:
Basic	56,310		55,638	54,880	54,095	53,359
Diluted	57,351		56,810	55,933	55,221	54,504
1 Data for 2010 through 2011 has been restated to reflect the implementation of ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was adopted on January 1, 2012.
2 In 2009, we sold our Selective HR Solutions operations. See Note 7. "Fair Value Measurements" and Note 12. "Discontinued Operations" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information.
3 The impact of catastrophe losses on the 2012 statutory combined ratio including flood claims handling fees related to Superstorm Sandy was 5.8 points.
4 Operating income and operating return on average equity are non-GAAP measures. See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights of Results for Years Ended December 31, 2014, 2013, and 2012” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a reconciliation of operating income to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933, as amended, and the Exchange Act for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements may be identified by use of the words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” or “continue” or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct. We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Introduction

We classify our business into four reportable segments:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial customers, who are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our Standard Commercial Lines, Standard Personal Lines, and E&S Lines, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

This is a change from the segments that we have previously reported of Standard Insurance Operations, E&S Insurance Operations, and Investments. All prior year information contained in this Form 10-K has been restated to reflect our revised segments. For qualitative information behind the change, see Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
Our Standard Commercial Lines and Standard Personal Lines products and services are sold through nine subsidiaries that write commercial and personal insurance coverages, some of which write flood business through the National Flood Insurance Program's ("NFIP") Write Your Own ("WYO") program. Our E&S Lines products and services are sold through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), that provides a nationally-authorized non-admitted platform to write commercial and personal E&S business, of which we currently only write commercial coverages. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries".

The purpose of the Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of the consolidated results of operations and financial condition and known trends and uncertainties that may have a material impact in future periods.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2014, 2013, and 2012;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

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

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. As of December 31, 2014, we had accrued $3.5 billion of gross loss and loss expense reserves compared to $3.3 billion at December 31, 2013.

The following tables provide case and incurred but not reported ("IBNR") reserves for losses and loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2014 and 2013:

As of December 31, 2014
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$252,294	960,372	1,212,666	138,366	1,074,300
Workers compensation	513,069	727,167	1,240,236	232,676	1,007,560
Commercial auto	156,538	221,605	378,143	19,699	358,444
Businessowners' policies	42,249	51,918	94,167	7,990	86,177
Commercial property	55,519	7,611	63,130	16,856	46,274
Other	5,969	6,484	12,453	2,007	10,446
Total Standard Commercial Lines	1,025,638	1,975,157	3,000,795	417,594	2,583,201

Personal automobile	99,595	84,348	183,943	68,150	115,793
Homeowners	23,195	22,987	46,182	5,205	40,977
Other	26,756	22,881	49,637	43,317	6,320
Total Standard Personal Lines	149,546	130,216	279,762	116,672	163,090

E&S Lines	31,341	165,972	197,313	37,712	159,601

Total	$1,206,525	2,271,345	3,477,870	571,978	2,905,892

December 31, 2013
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$227,307	965,095	1,192,402	137,854	1,054,548
Workers compensation	532,087	637,738	1,169,825	197,934	971,891
Commercial auto	136,543	225,387	361,930	18,847	343,083
Businessowners' policies	32,225	57,636	89,861	7,915	81,946
Commercial property	43,831	6,143	49,974	9,702	40,272
Other	6,980	6,115	13,095	2,975	10,120
Total Standard Commercial Lines	978,973	1,898,114	2,877,087	375,227	2,501,860

Personal automobile	106,377	89,596	195,973	62,663	133,310
Homeowners	26,201	27,520	53,721	7,254	46,467
Other	39,155	23,561	62,716	52,157	10,559
Total Standard Personal Lines	171,733	140,677	312,410	122,074	190,336

E&S Lines	25,575	134,698	160,273	43,538	116,735

Total	$1,176,281	2,173,489	3,349,770	540,839	2,808,931

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

Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Our IBNR reserve is the difference between the projected ultimate loss and loss expense incurred and the sum of: (i) case loss and loss expense reserves; and (ii) paid loss and loss expense reserves. The actuarial techniques used are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff. In completing this analysis, the actuaries must gather substantially similar data in sufficient volume to ensure statistical credibility of the data, while maintaining appropriate differentiation. This process defines the reserving segments, to which various actuarial projection methods are applied. When applying these methods, the actuaries are required to make numerous assumptions including, for example, the selection of loss and loss expense development factors and the weight to be applied to each individual projection method. These methods include paid and incurred versions for the following: loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling (chain-ladder approach). The second component of the analysis is the projection of the expected ultimate loss and loss expense ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss and loss expense ratios each quarter. This review includes actual versus expected pricing changes, loss and loss expense trend assumptions, and updated prior period loss and loss expense ratios from the most recent quarterly reserve analysis.

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, large loss activity, asbestos and environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based on the consideration of the range of possible IBNR reserves, recent loss and loss expense trends, uncertainty associated with actuarial assumptions and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods. In addition to our internal review, statutory regulation requires us to have a Statement of Actuarial Opinion issued annually on our statutory reserve adequacy. We engage an independent actuary to issue this opinion based on their independent review.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,645 million to $3,061 million at December 31, 2014, which compares to $2,574 million to $2,966 million at December 31, 2013. These ranges reflect low and high reasonable reserve estimates, which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these ranges reflect likely scenarios, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

Our loss and loss expense reserve development over the preceding 10 years is shown on the following table, which has five parts:

•
Section I shows the estimated liability recorded at the end of each indicated year for all current and prior accident year’s unpaid loss and loss expenses. The liability represents the estimated amount of loss and loss expenses for unpaid claims, including IBNR reserves. In accordance with GAAP, the liability for unpaid loss and loss expenses is recorded gross of the effects of reinsurance. An estimate of reinsurance recoverables is reported separately as an asset. The net balance represents the estimated amount of unpaid loss and loss expenses outstanding reduced by estimates of amounts recoverable under reinsurance contracts.

•
Section II shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability of unpaid loss and loss expenses are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known.

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2014.

•
Section V shows the cumulative gross and net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2014.

This table does not present accident or policy year development data. Conditions and trends that have affected past reserve development may not necessarily occur in the future. As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
I. Gross reserves for unpaid losses and loss expenses at December 31	1,835.2	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1	3,144.9	4,068.9	3,349.8	3,477.9

Reinsurance recoverables on unpaid losses and loss expenses at December 31	(218.8)	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)	(549.5)	(1,409.7)	(540.9)	(572.0)

Net reserves for unpaid losses and loss expenses at December 31	1,616.4	1,865.8	2,089.1	2,314.7	2,416.8	2,474.2	2,516.4	2,595.4	2,659.2	2,808.9	2,905.9

II. Net reserves estimate as of:
One year later	1,621.5	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6	2,477.6	2,569.8	2,633.7	2,749.6
Two years later	1,637.3	1,845.1	2,024.0	2,237.8	2,324.6	2,368.1	2,428.6	2,531.4	2,554.9
Three years later	1,643.7	1,825.2	1,982.4	2,169.7	2,286.0	2,315.0	2,388.8	2,502.2
Four years later	1,649.8	1,808.9	1,931.1	2,155.8	2,264.9	2,295.3	2,363.3
Five years later	1,653.6	1,780.7	1,916.0	2,151.5	2,258.1	2,282.3
Six years later	1,639.5	1,777.3	1,924.4	2,154.6	2,243.6
Seven years later	1,638.7	1,789.3	1,939.5	2,147.7
Eight years later	1,648.0	1,810.9	1,936.5
Nine years later	1,671.7	1,806.4
Ten years later	1,669.4
Cumulative net redundancy (deficiency)	(53.0)	59.4	152.6	167.0	173.2	191.9	153.1	93.2	104.3	59.3

III. Cumulative amount of net reserves paid through:
One year later	422.4	468.6	469.4	579.4	584.5	561.3	569.9	632.7	572.4	592.1
Two years later	729.5	775.0	841.3	945.5	966.8	936.7	990.8	1,003.8	964.0
Three years later	942.4	1,026.9	1,080.0	1,201.6	1,238.3	1,235.8	1,248.2	1,293.6
Four years later	1,101.0	1,174.2	1,235.2	1,388.7	1,439.5	1,409.5	1,443.4
Five years later	1,189.2	1,267.1	1,347.0	1,513.0	1,550.3	1,533.4
Six years later	1,245.4	1,341.8	1,426.8	1,587.7	1,631.7
Seven years later	1,294.2	1,399.6	1,481.9	1,648.1
Eight years later	1,333.8	1,438.2	1,525.5
Nine years later	1,361.7	1,469.4
Ten years later	1,387.1

IV. Re-estimated gross liability	2,038.8	2,190.4	2,273.9	2,483.2	2,598.7	2,652.4	2,760.2	3,110.4	4,207.2	3,349.5

Re-estimated reinsurance recoverables	(369.4)	(384.0)	(337.4)	(335.5)	(355.1)	(370.1)	(396.9)	(608.2)	(1,652.3)	(599.9)

Re-estimated net liability	1,669.4	1,806.4	1,936.5	2,147.7	2,243.6	2,282.3	2,363.3	2,502.2	2,554.9	2,749.6

V. Cumulative gross redundancy (deficiency)	(203.6)	(106.4)	14.9	59.3	42.3	93.4	69.9	34.5	(138.3)	0.3

Cumulative net redundancy (deficiency)	(53.0)	59.4	152.6	167.0	173.2	191.9	153.1	93.2	104.3	59.3
Note: Some amounts may not foot due to rounding.

In 2014, we experienced overall favorable loss development of approximately $59.3 million, compared to $25.5 million in both 2013 and 2012. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2014	2013	2012
General Liability	(43.9)	(20.0)	2.5
Commercial Automobile	(4.1)	(4.5)	(8.5)
Workers Compensation	—	23.5	2.5
Businessowners' Policies	1.9	(9.5)	(9.0)
Commercial Property	(2.1)	(7.5)	(3.5)
Homeowners	(4.0)	(2.5)	(9.0)
Personal Automobile	(10.8)	(3.0)	0.5
E&S	3.7	(2.0)	—
Other	—	—	(1.0)
Total	(59.3)	(25.5)	(25.5)

Major developments related to loss and loss expense reserve estimates and uncertainty
The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. As market conditions change, certain developments may occur that increase or decrease the amount of uncertainty. These developments include impacts within our own paid and reported loss and loss expense experience, as well as other internal and external factors that have not yet manifested within our data, but may do so in the future. All of these developments are considered when establishing loss and loss expense reserves, and in estimating the range of reasonable reserves.

For the past nine years, the Insurance Subsidiaries have experienced favorable prior accident year loss and loss expense development. Over the past three years, contributions to the favorable emergence have come from virtually all lines of business, with the exceptions of workers compensation and E&S Lines. The greater contributions have generally come from the longer tailed casualty lines, primarily due to their associated volume of reserves and the inherent uncertainty of the longer claims settlement process.

A more detailed discussion of recent developments, by line of business, follows.

Standard Market General Liability Line of Business
At December 31, 2014, our general liability line of business had recorded reserves, net of reinsurance, of $1.1 billion, which represented 37% of our total net reserves. In 2014, this line experienced favorable development of $43.9 million, which was partially driven by lower severities in the 2010 through 2012 accident years, within both the premises and operations and products liability coverages. In addition, accident years 2011 and 2012 continue to show lower than expected claim counts.

During 2013, this line experienced favorable development due to lower severities in accident years 2010 and prior. This was partially offset by unfavorable development in accident years 2011 and 2012, which showed higher average severities in the premises and operations coverage. During 2012, this line of business showed modestly unfavorable development due to increased severities in the 2010 and 2011 accident years. The broad nature of this line of business, and the longer average time for the claims settlement process, makes it more susceptible to changes in litigation and the tort environment. This line of business includes excess policies that provide additional limits above underlying automobile and general liability coverages, which is subject to catastrophic losses, and therefore influenced by the factors noted above to a greater degree.

Standard Market Workers Compensation Line of Business
At December 31, 2014, our workers compensation line of business recorded reserves, net of reinsurance, of $1.0 billion, which represented 35% of our total net reserves. During 2014, this line experienced no development on prior accident years. This represents a significant change compared to 2013, during which this line experienced unfavorable development of approximately $23.5 million driven mainly by assisted living facility claims. Unfavorable development in 2012 was approximately $2.5 million. During 2014, this line showed a significant reduction in reported claim counts and associated paid and reported amounts. We believe this to be reflective of both our proactive underwriting actions in recent years, as well as various claims initiatives that we implemented, including the centralization of our workers compensation claim handling in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

While we believe these changes are already contributing to our improved loss experience, there is always risk associated with change. Most notably, these changes in operations may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, there nevertheless remains a greater risk in the estimated reserves.

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

Changes in statutory workers compensation benefits - Benefit changes may be enacted that affect all outstanding claims, regardless of having occurred in the past. Depending upon the social and political climate, these changes may either increase or decrease associated claim costs;

Changes in utilization of the workers compensation system - These changes may be driven by economic, legislative, or other changes. For example, higher levels of unemployment could ultimately impact both the severity and frequency of workers compensation claims. In particular, during more difficult economic times, workers may be more likely to use the system, and less likely to return to work. Another example is the potential impact of federal healthcare reform, for which there are opposing views regarding the impact on workers compensation costs.

In addition, changes in the economy could impact reserves in other ways. For example, in 2014, audit and endorsement activity resulted in additional premium of $15.7 million, and in 2013, audit and endorsement activity resulted in additional premium of $7.4 million. As premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. While audit and endorsement premiums are modeled within our annual budgeting process, they remain uncertain, and therefore provide additional variability to the resulting loss and loss expense ratio estimates.

Standard Market Commercial Automobile Line of Business
At December 31, 2014, our commercial automobile line of business had recorded reserves, net of reinsurance, of $358 million, which represented 12% of our total net reserves. During the past three years, this line experienced favorable reserve development. In 2014, the favorable development was $4.1 million, driven by bodily injury liability for accident years 2012 and prior. For accident years 2011 and prior, this reflects a continued trend of better than expected reported emergence in these years. Accident year 2012 experienced favorable development due to a reduction in estimated severity, after experiencing unfavorable development during 2013 due to higher than expected claim frequency. The favorable development for accident years 2012 and prior was partially offset by unfavorable development in the 2013 accident year due to higher than expected claim frequency.

Standard Market Personal Automobile Line of Business
At December 31, 2014, our personal automobile line of business had recorded reserves, net of reinsurance, of $116 million, which represented 4% of our total net reserves. In 2014, this line experienced favorable development of $10.8 million, which was driven by the liability coverages for accident years 2012 and prior. Our mix of business continues to shift away from New Jersey towards other targeted states within our footprint. We continue to recalibrate our predictive models to improve the accuracy of our rating plans. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Lines
At December 31, 2014, our E&S Lines had recorded reserves, net of reinsurance, of $160 million, which represented 6% of our total net reserves. In 2014, these lines experienced unfavorable development of $3.7 million, associated with accident years 2011 through 2013. As we have limited historical loss experience in this segment, our reserve estimates are partially based on development patterns of companies that have similar operations. Therefore, these estimates are subject to somewhat greater uncertainty than the comparable traditional lines of business. As our own experience matures, we will continue to place greater weight upon it, and less weight upon the surrogate patterns.

Other Lines of Business
At December 31, 2014, no other individual line of business had recorded reserves of more than $87 million, net of reinsurance. We have not identified any recent trends that would create additional significant reserve uncertainty for these other lines of business.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
In addition to the line of business specific issues mentioned above, our lines of business have been impacted by a number of initiatives undertaken by our claims department that have resulted in variability, or shifts, in the average level of case reserves. Some of these initiatives have also impacted claims settlement rates. These changes affect the data upon which the ultimate loss and loss expense projections are made. While these changes in case reserve levels and settlement rates increase the uncertainty in the short run, we expect the longer-term benefit will be a more refined management of the claims process.

Some of the specific actions implemented over the past several years are as follows:

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

•	The centralization of workers compensation claims handling discussed above.

Our internal reserve analyses incorporate actuarial projection methods, which make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own assumptions and judgments associated with them, so as with any projection method, they are not definitive in and of themselves. Furthermore, given that the expected benefits from our claims initiatives take time to fully manifest, we do not take full credit for the anticipated benefit in establishing our loss and loss expense reserves. These initiatives may prove more or less beneficial than currently reflected, which will affect development in future years. Our various projection methods provide an indication of these potential future impacts. These impacts would be greatest within our larger reserve lines of workers compensation, general liability, and commercial automobile liability, within the more recent accident years.

Economic Inflationary Impacts
Although inflationary volatility is expected to be low in the near term, current United States monetary policy and global economic conditions bring additional uncertainty in the long-term given the length of time required for claim settlement and the impact of medical cost trends relating to longer-tail liability and workers compensation claims. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

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

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmentally based, they reflect the relative contribution of the specific line of business to the overall reserve range. Therefore, the smaller reserve lines reflect greater percentages due to their greater relative variability.

Reserve Impacts of Changes to Prior Years Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(75)	$75
Workers compensation	10%	(60)	60
Commercial automobile liability	10%	(30)	30
Personal automobile liability	15%	(10)	10
E&S lines	15%	(20)	20

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase	(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	7%	$(31)	$31
Workers compensation	10%	(27)	27
Commercial automobile liability	7%	(18)	18
Personal automobile liability	7%	(7)	7
E&S lines	10%	(10)	10

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

The total carried net losses and loss expense reserves for these claims was $23.0 million as of December 31, 2014 and $25.2 million as of December 31, 2013. The emergence of these claims is slow and highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for eight customers related to four sites on the NPL.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2014, asbestos claims constituted 32% of our $23.0 million net asbestos and environmental reserves, compared to 30% of our $25.2 million net asbestos and environmental reserves at December 31, 2013.

“Environmental claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos. These claims include landfills and leaking underground storage tanks. Our landfill exposure lies largely in policies written for municipal governments, in their operation or maintenance of certain public lands. In addition to landfill exposures, in recent years, we have experienced a relatively consistent level of reported losses in the homeowners line of business related to claims for groundwater contamination from leaking underground heating oil storage tanks in New Jersey. In 2007, we instituted a fuel oil system exclusion on our New Jersey homeowners policies that limits our exposure to leaking underground storage tanks for certain customers. At that time, existing customers were offered a one-time opportunity to buy back oil tank liability coverage.  The exclusion applies to all new homeowners policies in New Jersey. These customers are eligible for the buy-back option only if the tank meets specific eligibility criteria.

Our asbestos and environmental claims are handled in our centralized and specialized asbestos and environmental claim unit. Case reserves for these exposures are evaluated on a claim-by-claim basis. The ability to assess potential exposure often improves as a claim develops, including judicial determinations of coverage issues. As a result, reserves are adjusted accordingly.

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically-based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential loss emergence. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range. Historically, our asbestos and environmental claims have been significantly lower in volume, with less volatility and uncertainty than many of our competitors in the commercial lines industry. Prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980's, we were primarily a personal lines carrier and therefore do not have broad exposure to asbestos and environmental claims. Additionally, we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to others in the insurance marketplace.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors, such as retirement age, mortality, turnover, and rate of compensation increases. In the fourth quarter of 2014, the Society of Actuaries issued their updated mortality table (RP-2014), which reflects increasing life expectancies in the United States. We adopted these mortality tables in the fourth quarter of 2014.

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate for the Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan" or the "Plan") to 4.29% for 2014, from 5.16% for 2013, reflecting lower market interest rates. We also decreased our discount rate for the life insurance benefit provided to eligible Selective Insurance Company of America ("SICA") employees (referred to as the "Retirement Life Plan") to 4.08% for 2014 from 4.85% for 2013.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on the plan assets was lowered 65 basis points to 6.27% in 2014 as compared to 6.92% in 2013. This expected return is within a reasonable range considering the lower interest rate environment, as well as our actual 8.3% annualized return since the plan inception for all the plan assets.

At December 31, 2014, our pension and post-retirement benefit plan obligation was $337.4 million compared to $262.6 million at December 31, 2013. Volatility in the marketplace, changes in the discount rate assumption, and further changes in mortality assumptions could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 15. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other-Than-Temporary Investment Impairments
When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of an available-for-sale ("AFS") security is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income ("AOCI"). Temporary declines in the value of a held-to-maturity ("HTM") security are not recognized in the Financial Statements. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed income investments. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Income Securities and Short-Term Investments
Our evaluation for OTTI of a fixed income security or a short-term investment may include, but is not limited to, the evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;

•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed income security;

•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;

•	Evaluation of projected cash flows;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and

•	Relevant rating history, analysis, and guidance provided by rating agencies and analysts.

OTTI charges are recognized as a realized loss to the extent that they are credit related, unless we have the intent to sell the security or it is more likely than not that we will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses.

To determine if an impairment is other than temporary, we compare the present value of cash flows expected to be collected with the amortized cost of fixed income securities meeting certain criteria. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments may include, but are not limited to, discounted cash flow analyses ("DCFs").

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

If applicable, we use a loan loss severity assumption in our DCF that is applied at the loan level of the collateral pool. The loan loss severity assumptions represent the estimated percentage loss on the loan-to-value exposure for a particular security. For CMBS, the loan loss severities applied are based on property type. Losses generated from the evaluations are then applied to the entire underlying deal structure in accordance with the original service agreements.

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

If there is a decline in the equity method value of an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment and record the charge through earnings as a component of realized losses.

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $6.9 million at December 31, 2014 and $5.1 million at December 31, 2013. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2014, 2013, and 2012[1]
			2014 vs.			2013 vs.
($ in thousands, except per share amounts)	2014	2013	2013		2012	2012
GAAP measures:
Revenues	$2,034,861	$1,903,741	7%		1,734,102	10%
Pre-tax net investment income	138,708	134,643	3		131,877	2
Pre-tax net income	197,131	142,267	39		37,635	278
Net income	141,827	106,418	33		37,963	180
Diluted net income per share	2.47	1.87	32		0.68	175
Diluted weighted-average outstanding shares	57,351	56,810	1		55,933	2
GAAP combined ratio	95.8%	97.8	(2.0)	pts	104.0	(6.2)	pts
Statutory combined ratio	95.7%	97.5	(1.8)		103.5	(6.0)
Return on average equity ("ROE")	11.7%	9.5	2.2		3.5	6.0
Non-GAAP measures:
Operating income	$124,538	$93,939	33%		32,121	192%
Diluted operating income per share	2.17	1.65	32		0.58	184
Operating ROE	10.3%	8.4	1.9	pts	3.0	5.4	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2014	2013	2012
Operating income	$124,538	93,939	32,121
Net realized gains, net of tax	17,289	13,476	5,842
Loss on discontinued operations, net of tax	—	(997)	—
Net income	$141,827	106,418	37,963

Diluted operating income per share	$2.17	1.65	0.58
Diluted net realized gains per share	0.30	0.24	0.10
Diluted net loss on discontinued operations per share	—	(0.02)	—
Diluted net income per share	$2.47	1.87	0.68

We are currently targeting an ROE that is three points higher than our cost of capital, or 12%, excluding the impact of realized gains and losses, which is referred to as operating return on equity. Our operating ROE and contribution by component for the following years are as follows:

Operating Return on Average Equity	2014	2013	2012
Insurance Segments	4.2%	2.3%	(3.9)%
Investment Segment	8.6%	9.0%	9.3%
Other	(2.5)%	(2.9)%	(2.4)%
Total	10.3%	8.4%	3.0%

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
GAAP Insurance Operations Results:
Net Premiums Written ("NPW")	1,885,280	1,810,159	4%		1,666,883	9%
Net Premiums Earned ("NPE")	1,852,609	1,736,072	7		1,584,119	10
Less:
Losses and loss expenses incurred	1,157,501	1,121,738	3		1,120,990	—
Net underwriting expenses incurred	610,783	571,294	7		523,688	9
Dividends to policyholders	6,182	4,274	45		3,448	24
Underwriting income (loss)	78,143	38,766	102%		(64,007)	161%
GAAP Ratios:
Loss and loss expense ratio	62.5%	64.6	(2.1)	pts	70.8	(6.2)	pts
Underwriting expense ratio	33.0	33.0	—		33.0	—
Dividends to policyholders ratio	0.3	0.2	0.1		0.2	—
Combined ratio	95.8	97.8	(2.0)		104.0	(6.2)
Statutory Ratios:
Loss and loss expense ratio	62.4	64.5	(2.1)		70.7	(6.2)
Underwriting expense ratio	33.0	32.8	0.2		32.6	0.2
Dividends to policyholders ratio	0.3	0.2	0.1		0.2	—
Combined ratio	95.7%	97.5	(1.8)	pts	103.5	(6.0)	pts

Fluctuations in our GAAP combined ratio were driven by the following:

•
Earned rate in excess of expected claims inflation in both 2014 and 2013. Renewal pure price increases of 5.6% in 2014, 7.6% in 2013, and 6.3% in 2012 have earned in at 6.6% in 2014 and 7.1% in 2013, both of which are above loss inflation trends of approximately 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio is approximately 2.5 points in both years.

•	Favorable prior year casualty reserve development, the details of which are below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2014		2013		2012
General liability	$(43.9)		(20.0)		2.5
Commercial automobile	(4.0)		(5.0)		(7.5)
Workers compensation	—		23.5		2.5
Businessowners' policies	2.5		(9.5)		(8.0)
Other	—		—		(1.0)
Total Standard Commercial Lines	(45.4)		(11.0)		(11.5)

Homeowners	(0.7)		(4.0)		(6.0)
Personal automobile	(8.0)		(2.0)		(0.5)
Total Standard Personal Lines	(8.7)		(6.0)		(6.5)

E&S	5.8		2.5		—

Total favorable prior year casualty reserve development	$(48.3)		$(14.5)		$(18.0)

(Favorable) impact on loss ratio	(2.6)	pts	(0.8)	pts	(1.1)	pts

For a qualitative discussion of this reserve development, please see the related insurance segment discussions below.

•
The March 2014 sale of the renewal rights to our $37 million SIG book of business contributed $8 million to other income and reduced the combined ratio by 0.4 points. Although we did not solicit buyers, we decided to sell this small and specialized book of business when the opportunity presented itself because it had significant production outside of our standard lines footprint, and proved difficult to grow. We however, have retained our substantial individual risk public entity book of business and continue to look for opportunities to grow it.

•	Catastrophe losses, the details of which are below:

Catastrophe Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2014	$60.0	3.2	pts	0.5
2013	47.4	2.7		(3.5)
2012	98.6	6.2		N/A

The significant improvement in 2013 was driven by the fact that 2012 included the impact of Superstorm Sandy, which was the single largest catastrophic event in our history. The net impact of this storm on 2012 results was as follows:

Superstorm Sandy
($ in thousands)	2012
Total Insurance Segments (Excluding Flood):
Gross losses[1]	$136,000
Reinsurance	(89,400)
Net losses	46,600

Reinstatement premium	8,577

Flood:
Gross losses	1,039,155
Reinsurance	(1,039,155)
Net losses	—

Flood claims handling fees	(15,587)

Net impact of storm	$39,590
1 Our estimated ultimate exposure decreased to $132 million in the third quarter of 2014.

•	Non-catastrophe property losses, the details of which are below:

Non-Catastrophe Property Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2014	$287.5	15.5	pts	2.4
2013	226.6	13.1		(1.4)
2012	229.7	14.5		N/A

Investments Segment
The investment segment's operating ROE has been negatively impacted by the declining interest rate environment over the last three years. While on a numerical basis, the impact of decreasing interest rates has been more than offset by a higher asset base within our fixed income portfolio in 2014 and by higher alternative investment income in 2013, this segment's contribution to ROE has been deteriorating over the past three years as the rate of investment income growth has been outpaced by the growth in equity.

Outlook
In its Review & Preview report issued in February 2015, A.M. Best noted that the U.S. property and casualty industry is expected to record its second consecutive year of underwriting profitability in 2014, although at a lower level than last year. Their expectation is for an industry statutory combined ratio of 97.2% for the year, 0.8 points higher than last year’s 96.4%. This expectation includes catastrophe losses of 4.4 points and overall favorable prior year reserve development of 1.9 points. This compares with our statutory combined ratio for 2014 of 95.7%, which included 3.2 points of catastrophe losses and 2.6 points of favorable prior year casualty reserve development. In addition, A.M. Best projects a decline in investment yields, continuing a trend that has persisted over the past five years, with yields on new investments remaining significantly lower than those on investments that mature or are called. This is consistent with our experience, which has continued into 2014 with bonds that we purchased having a yield of 2.0% and bonds that were called, matured, or otherwise disposed of yielding 2.3%.
A.M. Best expects the industry combined ratio to deteriorate almost 200 basis points in 2015 to 99.1%, reflecting: (i) a reduction in rate increases; (ii) a modest catastrophe loss increase to 4.9 points, a level that is more in line with recent averages; and (iii) reductions in the level of favorable prior year development to one point on the statutory combined ratio. They believe the main challenges facing the industry include: (i) low returns on fixed-income investments; (ii) reserve shortfalls due to current accident year underestimations and prior accident year unfavorable development; (iii) developing, attracting, and maintaining underwriting talent; (iv) continuing the evolution of data analytics; and (v) addressing the uncertainties surrounding emerging risks such as terrorism, cyber risk, and infectious diseases. Considering these, among other factors, A.M. Best has a negative outlook on the commercial lines market and a stable outlook on the personal lines market. Additionally, after declining in each of the past two years, A.M. Best expects investment income to increase modestly in 2015, driven by growth in invested assets from positive cash flow as yields will continue to be challenged.
While we expect the competitive market environment to continue, we believe that we have a strong foundation for further improvement in our underlying profitability considering:

•	The size of our company and our field model that provides us with the ability to be agile and responsive to our customer needs;

•	Our reserve position that reflects the discipline we have always maintained in our reserving practices;

•	Our customer-centric approach to our business with a focus on our policyholders and the service we bring to them;

•	The utilization of our capabilities regarding data analytics;

•	Our demonstrated ability to execute on our strategic cost reduction strategies; and

•	Our deep bench of talent in the organization and our continuous cultivation of that talent.

For 2015, we expect the following:

•	An ex-catastrophe combined ratio of 91%, which includes no prior year casualty reserve development;

•	Four points of catastrophe losses for the year;

•	After-tax investment income of approximately $105 million; and

•	Weighted average shares of approximately 58 million.

On a longer-term basis, in order to achieve our goal of an operating ROE of 12%, we need to deliver a 90% ex-catastrophe combined ratio, which is our ongoing focus.

Results of Operations and Related Information by Segment

Standard Commercial Lines
Our Standard Commercial Lines, which represents 76% of our combined insurance segments' NPW, sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,100 distribution partners in the standard marketplace.

			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
GAAP Insurance Segments Results:
NPW	$1,441,047	1,380,740	4%		$1,263,738	9%
NPE	1,415,712	1,316,619	8		1,225,335	7
Less:
Loss and loss expense incurred	870,018	831,261	5		853,143	(3)
Net underwriting expenses incurred	478,291	447,228	7		409,679	9
Dividends to policyholders	6,182	4,274	45		3,448	24
Underwriting income (loss)	$61,221	33,856	81%		$(40,935)	183%
GAAP Ratios:
Loss and loss expense ratio	61.5%	63.1	(1.6)	pts	69.6%	(6.5)	pts
Underwriting expense ratio	33.8	34.0	(0.2)		33.4	0.6
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	—
Combined ratio	95.7	97.4	(1.7)		103.3	(5.9)
Statutory Ratios:
Loss and loss expense ratio	61.3	63.1	(1.8)		69.6	(6.5)
Underwriting expense ratio	33.8	33.7	0.1		33.1	0.6
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	—
Combined ratio	95.5%	97.1	(1.6)	pts	103.0%	(5.9)	pts

The growth in NPW and NPE from 2012 through 2014 is primarily the result of the following:

	For the Year Ended December 31,
($ in millions)	2014	2013	2012
Retention	82%	82	82
Renewal pure price increases	5.6	7.6	6.2
Direct new business	$268.7	277.5	236.1

Renewal pure price increases and strong retention have contributed to NPW growth over the past three years. In 2014, our growth rate of 4% would have been 7% excluding the impact of the SIG renewal rights sale in the first quarter of 2014. In addition to the items above, premium in 2012 was reduced by a reinstatement premium on our catastrophe excess of loss treaty of $4.6 million due to the impact of Superstorm Sandy. Our 2013 NPW growth would have remained at 9% excluding this reinstatement premium.

The GAAP loss and loss expense ratio improved by 1.6 points in 2014 compared to 2013 and by 6.5 points in 2013 compared to 2012. Both periods experienced earned renewal pure price increases of 6.5% to 7.0%, which outpaced our loss inflation trends, thus improving our results by approximately 2.5 points in each year. In 2014, prior year casualty reserve development of 3.2 points further contributed to the improved results, whereas 2013 and 2012 had comparable levels of prior year casualty reserve development at 0.8 and 0.9 points, respectively. For information on this development by line of business, see "Financial Highlights of Results for Years Ended December 31, 2014, 2013, and 2012" above.

Additionally, lower non-catastrophe property losses and catastrophe losses contributed to the favorable results in 2013 compared to 2012. However, in 2014, we saw a deterioration in these losses compared to 2013. The following table provides the details by year for the property losses:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2014	$180.4	12.7	pts	$37.9	2.7	pts	15.4	4.1
2013	126.8	9.6		23.0	1.7		11.3	(4.4)
2012	136.0	11.1		56.4	4.6		15.7	N/A

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2014	2013	2014 vs. 2013		2012	2013 vs. 2012
Statutory NPW	$453,594	426,244	6%		$387,888	10%
Direct new business	78,124	78,294	—		66,826	17
Retention	82%	81	1	pts	81%	—	pts
Renewal pure price increases	6.7	8.9	(2.2)		6.9	2.0
Statutory NPE	$444,938	405,322	10%		373,381	9%
Statutory combined ratio	83.9%	96.2	(12.3)	pts	102.7%	(6.5)	pts
% of total statutory standard commercial NPW	31	31			31
The growth in NPW and NPE for our general liability business in 2014 and 2013 reflects renewal pure price increases and strong retention. In 2014, renewal pure price increases and strong retention more than offset a reduction in premiums that resulted from the sale of the SIG renewal rights. SIG NPW was approximately $17 million for the general liability line of business in 2013. Excluding the impact of this sale, NPW growth in 2014 compared to 2013 would have been 11%.

The fluctuations in the statutory combined ratios reflect: (i) earned renewal pure price increases of 7.9% in 2014 and 2013, exceeding our projected loss inflation trends and improving profitability by approximately 3 points in both years; and (ii) changes in prior year development.

Prior year development can be volatile year to year and, therefore, requires a longer period of time before true trends are fully recognized. The impact of the prior year casualty reserve development on this line was as follows:

•
2014: favorable prior year development of 9.9 points driven by lower severities in the 2010 through 2012 accident years, within both the premises and operations and products liability coverages. In addition, accident years 2011 and 2012 continued to show lower claim counts, even as they matured.

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

Commercial Automobile
			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
Statutory NPW	$341,926	325,895	5%		$295,651	10%
Direct new business	57,280	59,110	(3)		50,084	18
Retention	82%	82	—	pts	82%	—	pts
Renewal pure price increases	5.5	7.3	(1.8)		5.1	2.2
Statutory NPE	$333,310	310,994	7%		$288,010	8%
Statutory combined ratio	96.2%	96.4	(0.2)	pts	97.1%	(0.7)	pts
% of total statutory standard commercial NPW	24	24			23

NPW and NPE have seen increases over the three-year time period driven by renewal pure price increases and strong retention.

The combined ratio in this line of business has been very stable over the last three years. In all three years, the combined ratio has been impacted by renewal pure price increases that have exceeded loss inflation trends, higher property losses, and lower favorable prior year casualty reserve development, which are outlined below:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2014	$45.6	13.7	pts	$1.6	0.5	pts	14.2	(0.5)
2013	46.4	14.9		(0.5)	(0.2)		14.7	(2.0)
2012	42.7	14.8		5.4	1.9		16.7	N/A

Favorable prior year casualty reserve development was as follows:

•	2014: 1.2 points driven by bodily injury liability for accident years 2012 and prior, partially offset by accident year 2013 due to higher frequency of claims.

•	2013: 1.6 points driven by accident years 2006 through 2010 representing a continued trend of better than expected reported emergence, partially offset by increased severity in accident year 2012.

•
2012: 2.6 points driven by the 2009 accident year, representing a continued trend driven by better than expected reported emergence. This was partially offset by unfavorable development in the 2011 accident year, due to higher frequency of claims.

Workers Compensation
			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
Statutory NPW	$269,130	277,135	(3)%		$263,767	5%
Direct new business	48,613	55,063	(12)		44,417	24
Retention	81%	82	(1)	pts	81%	1	pts
Renewal pure price increases	4.8	7.5	(2.7)		8.0	(0.5)
Statutory NPE	$274,585	267,612	3%		$262,108	2%
Statutory combined ratio	110.1%	120.6	(10.5)	pts	114.5%	6.1	pts
% of total statutory standard commercial NPW	19	20			21

NPW decreased in 2014 compared to 2013 while it increased in 2013 compared to 2012. Excluding the impact of the sale of the SIG renewal rights, which included $4 million of premium in 2013, the decrease in NPW in 2014 would have been 1%. This decrease was due to reductions in new business and a focused effort to improve our hazard mix and reduce exposures on this line.

The 2013 NPW increase was due to: (i) renewal pure price increases of 7.5%; (ii) improvements in retention; and (iii) an increase in direct new business.

NPE increases in 2014 and 2013 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31st.

While we continue to view workers compensation in the context of an overall account, we remain very focused on improving this competitive line of business through both underwriting and claims initiatives. We achieved earned renewal pure price increases of 6.1% in 2014 and 8.0% in 2013, exceeding projected loss inflation trends and improving profitability by approximately 2.5 points and 4.0 points, respectively. Additionally, we have seen improvements in claims outcomes as all workers compensation claim handling has been centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit. While there is still more work to do, the improvement in our workers compensation combined ratio and the fact that there was no prior year casualty reserve development in 2014 are evidence of the progress being achieved.

Prior year casualty reserve development on this line was as follows:
•2014: no prior year development.

•
2013: unfavorable prior year development of 8.6 points driven by 2008 and prior accident years reflecting increases in severities for medical costs. These increases largely related to case reserve adjustments to assisted living facility claims, and our review of medical cost development over many years.

•
2012: unfavorable by 1.1 points driven by the 2011 accident year, due to an increase in the ultimate severity, partially offset by accident years 2007 and 2008, due to a decrease in expected severity for those years.

Commercial Property
			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
Statutory NPW	$253,625	237,556	7%		$213,321	11%
Direct new business	58,436	53,678	9		44,553	20
Retention	81%	81	—	pts	81%	—	pts
Renewal pure price increases	4.4	5.7	(1.3)		4.5	1.2
Statutory NPE	$244,792	224,412	9%		$202,340	11%
Statutory combined ratio	97.3%	78.9	18.4	pts	99.1%	(20.2)	pts
% of total statutory standard commercial NPW	18	17			17

NPW and NPE increased in 2014 compared to 2013, as well as in 2013 compared to 2012, primarily due to: (i) renewal pure price increases; (ii) strong retention; and (iii) growth in new business.

The fluctuations in the statutory combined ratios over the three-year period are best understood by reviewing the fluctuations in non-catastrophe property losses and catastrophe losses. The significant increases in these losses in 2014 compared to 2013 was primarily driven by extreme cold caused by the polar vortex that impacted our entire 22 state footprint and Midwest storms in the first and second quarters of 2014, respectively. The significant improvement in total property losses in 2013 compared to 2012 reflects the impact of Superstorm Sandy in 2012. Quantitative information regarding these items is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2014	$107.3	43.8	pts	$27.3	11.2	pts	55.0	18.9
2013	63.0	28.1		17.8	8.0		36.1	(19.5)
2012	77.3	38.2		35.2	17.4		55.6	N/A

Standard Personal Lines
Our Standard Personal Lines segment, which includes our flood business, represents approximately 16% of our combined insurance segments' NPW, sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners. In addition, we have approximately 5,000 distribution partners selling our flood business.

			2014			2013
($ in thousands)	2014	2013	vs. 2013		2012	vs. 2012
GAAP Insurance Segments Results:
NPW	$292,061	297,757	(2)%		$289,848	3%
NPE	296,747	294,332	1		279,555	5
Less:
Losses and loss expenses incurred	197,182	206,450	(4)		204,644	1
Net underwriting expenses incurred	83,029	79,237	5		78,425	1
Underwriting income (loss)	$16,536	8,645	91%		$(3,514)	346%
GAAP Ratios:
Loss and loss expense ratio	66.4%	70.1	(3.7)	pts	73.2%	(3.1)	pts
Underwriting expense ratio	28.0	27.0	1.0		28.1	(1.1)
Combined ratio	94.4	97.1	(2.7)		101.3	(4.2)
Statutory Ratios:
Loss and loss expense ratio	66.3	69.9	(3.6)		73.1	(3.2)
Underwriting expense ratio	28.2	27.0	1.2		27.6	(0.6)
Combined ratio	94.5%	96.9	(2.4)	pts	100.7%	(3.8)	pts

NPW fluctuations over the three-year periods were driven by the following:

($ in millions)	2014	2013	2012
Retention	81%	85%	86%
Renewal pure price increase	6.5	7.8	6.7
Direct new business premiums	$36.1	39.5	49.8

The decrease in 2014 NPW was mainly due to lower retention. This was the result of our strategic nonrenewal of dwelling fire business of approximately $8.9 million and targeted nonrenewal actions on underperforming personal automobile and mono-line homeowners business. Excluding the impact of those targeted actions, retention remains strong at 84%, which is comparable to last year.

In addition to the items above, premium in 2012 was reduced by a reinstatement premium on our catastrophe excess of loss treaty of $3.9 million due to the impact of Superstorm Sandy.

NPE increases in 2014 and 2013 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31st.

The improvement in the loss and loss expense ratio in the three-year period is primarily driven by: (i) earned renewal pure price increases of 6.8% in 2014 and 7.6% in 2013, exceeding our projected loss inflation trends and improving profitability by approximately 2.6 points and 3.3 points, respectively; and (ii) decreased catastrophe losses. This was partially offset by the impact of non-catastrophe property losses and lower flood claims handling fees earned from our participation in the NFIP. These amounts are quantified in the tables below:

($ in millions)
For the Year Ended	Catastrophe Losses	Impact on		(Favorable)/Unfavorable
December 31,	Incurred	Loss Ratio		Year-Over-Year Change
2014	$19.3	6.5	pts	(0.2)
2013	19.8	6.7		(7.8)
2012	40.5	14.5		N/A

($ in millions)	Non-Catastrophe Property Losses			Flood Claims Handling Fees[1]
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2014	$90.1	30.4	pts	$(3.0)	(1.0)	pts	29.4	1.2
2013	87.8	29.8	pts	(4.6)	(1.6)	pts	28.2	6.8
2012	78.2	28.0		(18.3)	(6.6)		21.4	N/A
1 Represents amounts received from the NFIP to reimburse us for claims expenses, which are recorded as a reduction to loss and loss expenses incurred.

In addition, 2014 had favorable prior year casualty reserve development of 2.9 points, compared to favorable prior year casualty reserve development of 2.0 points in 2013. Quantitative details regarding this favorable prior year development is as follows:

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Year-Over-Year Change
2014	$(8.7)	(2.9)	pts	(0.9)
2013	(6.0)	(2.0)		0.3
2012	(6.5)	(2.3)		N/A

The increase in the underwriting expense ratio in 2014 compared to 2013 was driven by higher supplemental commissions to our distribution partners.

The improvement in the underwriting expense ratio in 2013 compared to 2012 was driven by a higher underwriting expense allowance received from the NFIP as a result of: (i) an increase in the rate used in reimbursing WYO carriers for issuing and servicing flood policies; and (ii) an increase in flood premiums to which the reimbursement rate is applied.

E&S Lines

Our E&S Lines segment, which represents 8% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 80 distribution partners. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history, that have not obtained coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

($ in thousands)	2014	2013	2014 vs. 2013		2012	2013 vs. 2012
GAAP Insurance Segments Results:
NPW	$152,172	131,662	16%		$113,297	16%
NPE	140,150	125,121	12		79,229	58
Less:
Losses and loss expenses incurred	90,301	84,027	7		63,203	33
Net underwriting expenses incurred	49,463	44,829	10		35,584	26
Underwriting income (loss)	$386	(3,735)	110%		$(19,558)	81%
GAAP Ratios:
Loss and loss expense ratio	64.4%	67.2	(2.8)	pts	79.8%	(12.6)	pts
Underwriting expense ratio	35.3	35.8	(0.5)		44.9	(9.1)
Combined ratio	99.7	103.0	(3.3)		124.7	(21.7)
Statutory Ratios:
Loss and loss expense ratio	64.5	67.2	(2.7)		79.3	(12.1)
Underwriting expense ratio	34.7	35.7	(1.0)		39.5	(3.8)
Combined ratio	99.2%	102.9	(3.7)	pts	118.8%	(15.9)	pts

NPW increases in 2014 and 2013 reflect the following:

($ in millions)	2014	2013
Renewal pure price increases	3.4%	6.2
Direct new business premiums	$80.9	71.4

The increase in NPE in 2014 is consistent with the NPW increase, while the increase in NPE in 2013 compared to 2012 is significantly higher because 2012 did not have a full year of earned premium due to the timing of the acquisition of the E&S business.

The improvement in the combined ratio in 2014 was driven by a change in the mix of business, coupled with catastrophe losses that decreased by 1.7 points. Partially offsetting these items were non-catastrophe property losses that increased by 2.5 points and unfavorable prior year casualty reserve development. This development was $5.8 million, or 4.1 points, in 2014 compared to $2.5 million, or 1.9 points, in 2013. The 2014 development related to updated actuarial assumptions as the book matures and we gather more of our own experience.

The significant combined ratio improvement in 2013 compared to 2012 was driven by a change in the mix of business, a reduction in acquisition and integration costs, and significant underwriting actions to improve profitability.

Reinsurance
We use reinsurance to protect our capital resources and insure us against losses on property and casualty risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries in which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers.
Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement among our Insurance Subsidiaries are the following:

•	Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•	Prevent any of our Insurance Subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best.

The following illustrates the pooling percentages by company as of December 31, 2014:

Insurance Subsidiary	Pooling Percentage
SICA	32.0%
Selective Way Insurance Company ("SWIC")	21.0%
Selective Insurance Company of South Carolina ("SICSC")	9.0%
Selective Insurance Company of the Southeast ("SICSE")	7.0%
Selective Insurance Company of New York ("SICNY")	7.0%
Selective Casualty Insurance Company ("SCIC")	7.0%
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0%
Mesa Underwriters Specialty Insurance Company ("MUSIC")	5.0%
Selective Insurance Company of New England ("SICNE")	3.0%
Selective Fire and Casualty Insurance Company ("SFCIC")	3.0%

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. Our reinsurance consists of traditional reinsurance and we do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk to our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer's financial condition or rating deteriorates. We consistently monitor the financial condition of our reinsurers. We also continuously review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our counterparty credit risk with our reinsurers, see Note 8. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We have reinsurance contracts that separately cover our property and casualty insurance business. Available reinsurance can be segregated into the following key categories:

•
Property Reinsurance - includes our property excess of loss treaties purchased for protection against large individual property losses and our Property Catastrophe treaty purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is used for property risks that are in excess of our treaty capacity.

•
Casualty Reinsurance - purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or customers. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.

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

Property Reinsurance
The Property Catastrophe treaty, which covers both our standard market and E&S business, renewed effective January 1, 2015. The current treaty structure remains the same, providing total coverage of $685 million in excess of $40 million. The annual aggregate limit net of our co-participation is approximately $1.0 billion for 2015. As a result of our actions to further control our property aggregations, our modeled results showed decreases year on year, especially for higher severity, low-probability events. Due to this, we chose to decrease the percent of reinsurance placement in some of the catastrophe treaty layers. In addition, we placed a separate catastrophe treaty of $35 million in excess of $5 million to cover events outside of our standard lines footprint, in support of our growing E&S property book. We expect the overall catastrophe ceded premium for 2015 to be slightly lower than 2014. As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current program includes $196 million in collateralized limit.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

	Actual Gross Loss	Accident
Hurricane Name	($ in millions)	Year
Superstorm Sandy	132.0 [1]	2012
Hurricane Irene	44.7	2011
Hurricane Hugo	26.4	1989
Hurricane Isabel	25.1	2003
Hurricane Floyd	14.5	1999
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2014.

We use the results of the Risk Management Solutions (“RMS”) and AIR Worldwide (“AIR”) models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect higher expectations of hurricane activity in the North Atlantic Basin. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2014:

Occurrence Exceedence Probability	Four-Model Blend
($ in thousands)	Gross Losses	Net Losses[1]	Net Losses as a Percent of Equity[2]
4.0% (1 in 25 year event)	$113,973	29,457	2%
2.0% (1 in 50 year event)	210,333	31,106	2
1.0% (1 in 100 year event)	362,642	36,522	3
0.67% (1 in 150 year event)	493,772	40,840	3
0.5% (1 in 200 year event)	613,556	48,841	4
0.4% (1 in 250 year event)	689,793	59,617	5
1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2014.

Our current catastrophe reinsurance program exhausts at a 1 in 273 year return period, or events with 0.37% probability, based on a multi-model view of hurricane risk.

The Property Excess of Loss treaty (“Property Treaty”), which covers our standard market business, was renewed on July 1, 2014 and is effective through June 30, 2015, the terms of which are consistent with the prior year treaty. The details of the current year treaty are included in the table below.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance segments)	$685 million above $40 million retention in four layers:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA. Non-NBCR losses are covered with certain limitations. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding changes in TRIPRA.

- 81% of losses in excess of $40 million up to $100 million;
- 95% of losses in excess of $100 million up to $225 million;
- 95% of losses in excess of $225 million up to $475 million; and
- 85% of losses in excess of $475 million up to $725 million.

    - The treaty provides one reinstatement per layer
for the first three layers and no reinstatements
on the fourth layer. The annual aggregate limit
is $1.02 billion, net of the Insurance
Subsidiaries' co-participation.

Property Excess of Loss (covers Standard Commercial and Personal Lines)	$38 million above $2 million retention covering 100% in two layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not.  The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer.  Non-certified terrorism losses (other than NBCR) are subject to the normal limits under the treaty.

- $8 million in excess of $2 million layer provides unlimited reinstatements; and
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits.

Flood	100% reinsurance by the federal government’s WYO program.	None

Casualty Reinsurance
The Casualty Excess of Loss treaty (“Casualty Treaty”), which covers our standard market business, was renewed on July 1, 2014 and is effective through June 30, 2015, with substantially the same terms as the expiring treaty. The details of the current year treaty are included in the table below.

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers Standard Commercial and Personal Lines)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:
	- $3 million in excess of $2 million layer provides 23 reinstatements, $72 million net annual aggregate limit;	- $3 million in excess of $2 million layer provides four reinstatements for terrorism losses, $15 million net annual aggregate limit;
	- $7 million in excess of $5 million layer provides four reinstatements, $35 million annual aggregate limit;	- $7 million in excess of $5 million layer provides three reinstatements for terrorism losses, $28 million annual aggregate limit;
	- $9 million in excess of $12 million layer provides two reinstatements, $27 million annual aggregate limit;	- $9 million in excess of $12 million layer provides two reinstatements for terrorism losses, $27 million annual aggregate limit;
	- $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- $9 million in excess of $21 million layer provides one reinstatement for terrorism losses, $18 million annual aggregate limit;
	- $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- $20 million in excess of $30 million layer provides one reinstatement for terrorism losses, $40 million annual aggregate limit; and
	- $40 million in excess of $50 million layer provides one reinstatement, $80 million in net annual aggregate limit.	- $40 million in excess of $50 million layer provides one reinstatement for terrorism losses, $80 million in net annual aggregate limit.

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

We have other reinsurance treaties that we do not consider core to our reinsurance program for our Standard Commercial Lines, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool, which covers business assumed from the involuntary workers compensation pool, and our Equipment Breakdown Coverage Reinsurance Treaty. In addition, we have Property and Casualty Excess of Loss Reinsurance Treaties and a Property Catastrophe Excess of Loss Reinsurance Treaty providing coverage for our E&S Lines.

We regularly reevaluate our overall reinsurance program and try to develop effective ways to manage transfer of risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers, and projected impact on earnings, equity, and statutory surplus. We strive to balance sometimes opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon with predominantly a "buy-and-hold" approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio strategy is designed to generate consistent dividend income and long term capital appreciation benchmarked to the S&P 500 Index. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets

($ in thousands)	2014	2013	Change
Total invested assets	$4,806,834	4,583,312	5%
Invested assets per dollar of stockholders' equity	3.77	3.97	(5)
Unrealized gain – before tax	123,682	79,237	56
Unrealized gain – after tax	80,394	51,504	56

The increase in our investment portfolio in 2014 was driven primarily by: (i) cash flows provided by operating activities of $232.8 million, which resulted in investable cash flows of $185.7 million; and (ii) an increase in pre-tax unrealized gains of $44.4 million. These gains were driven by increases in the market value of our fixed income securities portfolio as interest rates decreased during 2014.

During 2014, interest rates on the 10-year U.S. Treasury Note fell by 86 basis points. The low interest rate environment presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our three insurance segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2014	2013
U.S. government obligations	2%	4
Foreign government obligations	1	1
State and municipal obligations	32	28
Corporate securities	38	39
Mortgage-backed securities (“MBS”)	14	15
Asset-backed securities ("ABS")	4	3
Total fixed income securities	91	90
Equity securities	4	4
Short-term investments	3	4
Other investments	2	2
Total	100%	100

Fixed Income Securities
We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio maintained a weighted average credit rating of AA- as of December 31, 2014. The following table presents the credit ratings of our fixed income securities portfolio:

Fixed Income Security Rating
	December 31, 2014	December 31, 2013
Aaa/AAA	17%	15
Aa/AA	44	45
A/A	25	26
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Equity Securities
Our equities portfolio was 4% of invested assets as of both December 31, 2014 and December 31, 2013, while the value of this portfolio remained relatively constant over the same time period. During 2014, this portfolio generated purchases of $186.0 million and sales of securities that had an original cost of $182.4 million.

Unrealized/Unrecognized Losses
Our net unrealized/unrecognized loss positions improved by $41.4 million, to $10.6 million as of December 31, 2014, compared to December 31, 2013. The majority of this improvement was in our fixed income securities portfolio, reflecting declining interest rates in the marketplace.

The following table presents information regarding our AFS fixed income securities that were in an unrealized loss position at December 31, 2014 by contractual maturity:

Contractual Maturities
($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$46,238	46,124	114
Due after one year through five years	545,504	541,355	4,149
Due after five years through ten years	316,678	310,754	5,924
Due after ten years	5,005	4,950	55
Total	$913,425	903,183	10,242

The following table presents information regarding our HTM fixed income securities that were in an unrealized/unrecognized loss position at December 31, 2014 by contractual maturity:

Contractual Maturities
($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$198	196	2
Due after one year through five years	2,251	2,235	16
Total	$2,449	2,431	18

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this MD&A. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other Investments
As of December 31, 2014, other investments of $99.2 million represented 2% of our total invested assets. In addition to the capital that we already invested to date, we are contractually obligated to invest up to an additional $68.4 million in our other investments portfolio through commitments that currently expire at various dates through 2028. For descriptions of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2014	2013	2012
Fixed income securities	$126,489	121,582	124,687
Equity securities, dividend income	7,449	6,140	6,215
Short-term investments	66	117	151
Other investments	13,580	15,208	8,996
Investment expenses	(8,876)	(8,404)	(8,172)
Net investment income earned – before tax	138,708	134,643	131,877
Net investment income tax expense	34,501	33,233	31,612
Net investment income earned – after tax	$104,207	101,410	100,265
Effective tax rate	24.9%	24.7	24.0
Annual after-tax yield on fixed income securities	2.2	2.3	2.5
Annual after-tax yield on investment portfolio	2.2	2.3	2.4

The $4.1 million increase in investment income before tax in 2014, compared to the prior year, was primarily attributable to an increase in income of $4.9 million from fixed income securities income driven by an increase in the size of this portfolio. This increase offset the lower yield earned this year compared to last. In 2014, bonds that matured or were sold, valued at $607.2 million, had yields that averaged 2.3%, after-tax, while new purchases of $860.4 million had an average after-tax yield of 2.0%.

The $2.8 million increase in investment income before tax in 2013 compared to 2012 was primarily attributable to an increase in income of $5.5 million from alternative investments within our investments portfolio. This increase in alternative investment income was primarily in the energy, distressed debt, and real estate sectors. Partially offsetting this increase was a decrease of $3.1 million from fixed income securities income mainly due to lower reinvestment yields in 2013 compared to 2012. In 2013, bonds that matured or were sold, valued at $649.7 million, had yields that averaged 2.4%, after-tax, while new purchases of $1.1 billion had an average after-tax yield of 1.4%.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains amounted to $26.6 million in 2014, compared to $20.7 million in 2013 and $9.0 million in 2012. These amounts included OTTI charges of $11.1 million in 2014, $5.6 million in 2013, and $4.3 million in 2012.

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI through realized losses in earnings for the credit-related portion and through unrealized losses in OCI for the non-credit related portion for fixed income securities. If there is a decline in fair value of an equity security that we do not intend to hold or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For a discussion of our realized gains and losses as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. In addition, for qualitative information regarding these charges, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

($ in millions)	2014	2013	2012
Federal income tax expense (benefit) from continuing operations	55.3	36.4	(0.3)
Effective tax rate	28%	25	(1)

The fluctuations in federal income taxes and the effective tax rates in 2014 compared to 2013 and 2012 were primarily due to the contribution of underwriting income to total company income, as the majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions. Underwriting results for 2014, 2013, and 2012 were $78.1 million, $38.8 million, and ($64.0) million, respectively. The improvement in our underwriting results was driven by lower catastrophic events in 2014 and 2013 compared to 2012, and earning renewal pure price increases in excess of loss trends. We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws that would impact our tax-advantaged investments.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $156 million at December 31, 2014 was comprised of $33 million at Selective Insurance Group, Inc. (the “Parent”) and $123 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income investments to generate additional yield. This portfolio amounted to $50 million at December 31, 2014 compared to $56 million at December 31, 2013.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The following table provides quantitative data regarding all Insurance Subsidiaries' ordinary dividends paid to the Parent in 2014 for debt service, shareholder dividends, and general operating purposes. There were no extraordinary dividends paid in 2014:

2014 Dividends
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$22.0
SWIC	New Jersey	18.2
SICSC	Indiana	5.0
SICSE	Indiana	2.0
SICNY	New York	2.5
SICNE	New Jersey	2.0
SAICNJ	New Jersey	1.0
SCIC	New Jersey	3.0
SFCIC	New Jersey	1.8
Total		$57.5

Based on the 2014 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2015 are as follows:

Dividends		2015
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$62.3
SWIC	New Jersey	32.7
SICSC	Indiana	14.0
SICSE	Indiana	10.5
SICNY	New York	8.3
SICNE	New Jersey	4.4
SAICNJ	New Jersey	8.9
MUSIC	New Jersey	7.3
SCIC	New Jersey	9.5
SFCIC	New Jersey	4.1
Total		$162.0

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

The Parent had no private or public issuances of stock during 2014, and there were no borrowings under its $30 million line of credit ("Line of Credit"). We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"), SICSC and SICSE. Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $564.3 million for SICSC and $429.8 million for SICSE as of December 31, 2014, for a borrowing capacity of approximately $99 million, of which $45 million is currently outstanding. Accordingly, the Indiana Subsidiaries have the ability to borrow an additional $54 million before the Line of Credit borrowing limit is met, of which $46 million could be loaned to the Parent under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. In January 2015, we borrowed an additional $15 million for general corporate purposes, bringing our FHLBI borrowing capacity to $39 million. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.7 years as of December 31, 2014, while the liabilities of the Insurance Subsidiaries have a duration of 4.2 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2014, the Board of Directors approved an increase in the quarterly cash dividend, to $0.14 from $0.13 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayment of $45 million is due in 2016, with the next following principal payment due in 2034. Additionally, our January 2015 borrowing from the FHLBI is due in July 2016. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under this Line of Credit at any time during 2014.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make certain investments and acquisitions; and (v) engage in transactions with affiliates. As mentioned above, the Line of Credit permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary’s admitted assets from the preceding calendar year.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of December 31, 2014	Actual as of December 31, 2014
Consolidated net worth	$881 million	$1.3 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.2%
A.M. Best financial strength rating	Minimum of A-	A
 1Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2014, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.3 billion, and total debt of $379.3 million, which equates to a debt-to-capital ratio of 22.9%. We balance our debt and equity capital to prudently minimize our overall cost of capital.

Our cash requirements include, but are not limited to, principal and interest payments on various notes payable, dividends to stockholders, payment of claims, capital expenditures, and the payment of commitments under limited partnership and tax credit purchase agreements, as well as other operating expenses, which include commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below entitled, “Contractual Obligations, Contingent Liabilities, and Commitments.”

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to the Insurance Subsidiaries in our insurance segments, issuing additional debt and/or equity securities, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $22.54 as of December 31, 2014, from $20.63 as of December 31, 2013, due to $2.51 in net income coupled with a $0.51 benefit in the unrealized gains on our investment portfolio, driven primarily by AFS maturities. These items were partially offset by a $0.60 increase in unrealized pension losses, and $0.53 in dividends to our stockholders. The increase in the pension unrealized loss reflects changes to the following assumptions associated with our annual revaluation: (i) the impact of moving to the mortality table that was approved by the Society of Actuaries in the fourth quarter of 2014; (ii) a lower discount rate; and (iii) a lower long-term rate of return on our pension assets.

Off-Balance Sheet Arrangements
At December 31, 2014 and December 31, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
As discussed in the “Reserves for Losses and Loss Expenses” section in the "Critical Accounting Policies and Estimates" section of this MD&A, we maintain case reserves and estimates of reserves for losses and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between: (i) projected ultimate loss and loss expense reserves; and (ii) case loss and loss expense reserves thereon are carried as the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

Given that the loss and loss expense reserves are estimates, as described above and in more detail under the “Critical Accounting Policies and Estimates” section of this MD&A, the payment of actual losses and loss expenses is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expenses will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, capital leases for computer hardware and software, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2014 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	Years	years	5 years
Operating leases	$39.2	9.1	12.8	8.4	8.9
Capital leases	5.7	3.1	2.6	—	—
Notes payable	380.0	—	45.0	—	335.0
Interest on debt obligations	521.2	21.8	42.9	42.4	414.1
Subtotal	946.1	34.0	103.3	50.8	758.0

Gross loss and loss expense payments	3,477.9	856.6	1,041.2	543.6	1,036.5
Ceded loss and loss expense payments	572.0	133.2	130.9	81.9	226.0
Net loss and loss expense payments	2,905.9	723.4	910.3	461.7	810.5

Total	$3,852.0	757.4	1,013.6	512.5	1,568.5

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2014, we had contractual obligations that expire at various dates through 2028 that may require us to invest up to an additional $68.4 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2014, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects A.M. Best's view that we have strong risk-adjusted capitalization, disciplined underwriting focus, increasing use of predictive modeling technology, strong distribution partner relationships, and consistently stable loss reserves. We have been rated “A” or higher by A.M. Best for the past 84 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our “A+” rating was reaffirmed in the first quarter of 2015, citing our improved underwriting results, solid capitalization with strong growth in shareholders' equity, and continued improvement in leverage and interest coverage metrics. The outlook for the rating remains stable.

•
Standard & Poor's Ratings Services ("S&P") - During the fourth quarter of 2014, S&P reaffirmed our financial strength rating of “A-” and revised our outlook to positive from stable. The rating reflects S&P's view of our strong business risk profile, strong competitive position, and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of our ongoing efforts to improve geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating was reaffirmed in the third quarter of 2014 by Moody's, which cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and recently improving underwriting profitability. Their outlook remains negative, reflecting Moody’s view of challenges in achieving further reductions in segment concentrations and maintaining the pace and consistency of profitability.

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.  The interest rate on our Line of Credit varies and is based on, among other factors, the Parent's debt ratings. There can be no assurance that our ratings will continue for any given period or that they will not be changed.  It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. Our investment portfolio is currently comprised of securities categorized as AFS and HTM. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk on certain equity securities.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. The equity portfolio strategy is designed to generate consistent dividend income and long term capital appreciation benchmarked to the S&P 500 Index. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index. The allocation of our portfolio was 91% fixed income securities, 4% equity securities, 3% short-term investments, and 2% other investments as of December 31, 2014.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and MBS. Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks. Our fixed income securities include both AFS and HTM securities. Fixed income securities that are not classified as either HTM securities or trading securities are classified as AFS securities and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of comprehensive income. Those fixed income securities that we have the ability and positive intent to hold to maturity are classified as HTM and carried at either: (i) amortized cost; or (ii) market value at the date the security was transferred into the HTM category, adjusted for subsequent amortization.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed income securities portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates will decrease the fair value of our existing fixed income investments and a decline in interest rates will result in an increase in the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

During 2014, interest rates on the 10-year U.S. Treasury Note fell by 86 basis points. This decline in interest rates contributed to the increase in the unrealized gain position on our fixed income securities portfolio. The low interest rate environment presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing.

In 2014, bonds that matured, were sold or otherwise redeemed, valued at $607.2 million, had yields that averaged 2.3%, after-tax, while new purchases of $860.4 million had an average after-tax yield of 2.0%. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk.

The fixed income securities portfolio duration at December 31, 2014 increased from 3.6 to 3.8 years, excluding short-term investments, compared to a year ago. The current duration is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. During 2014, we increased our purchases of highly-rated municipal bonds, investment grade corporate bonds, and structured securities due to attractive risk adjusted return opportunities in those sectors. Despite the relative attractiveness, the prevailing low interest rate environment resulted in the fixed income securities portfolio after-tax return of 2.2% for 2014.

The Insurance Subsidiaries’ liability duration is approximately 4.2 years. We manage our asset liquidity with a laddered maturity structure and an appropriate level of short-term investments to avoid liquidation of AFS fixed income securities in the ordinary course of business.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2014:

		2014 Interest Rate Shift in Basis Points
($ in thousands)		[1]-200	-100	0	100	200
HTM fixed income securities
Fair value of HTM fixed income securities portfolio	$	n/m	337,751	333,961	328,280	322,668
Fair value change		n/m	3,790		(5,681)	(11,293)
Fair value change from base (%)		n/m	1.13%		(1.70)%	(3.38)%
AFS fixed income securities
Fair value of AFS fixed income securities portfolio	$	n/m	4,221,546	4,066,122	3,907,358	3,757,890
Fair value change		n/m	155,424		(158,764)	(308,232)
Fair value change from base (%)		n/m	3.82%		(3.90)%	(7.58)%
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

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate for the Retirement Income Plan for Selective Insurance Company of America and the Supplemental Excess Retirement Plan (jointly referred to as the "Retirement Income Plan" or the "Plan") to 4.29% for 2014, from 5.16% for 2013, reflecting lower market interest rates. We also decreased our discount rate for the Retirement Life Plan to 4.08% for 2014 from 4.85% for 2013.

For additional information regarding our pension and post-retirement benefit plan obligations, see Note 15. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Credit Risk
The financial markets saw a decrease in interest rates in 2014. The overall investment portfolio grew by 5% from December 31, 2013, including a $44.4 million increase in unrealized gains to $123.7 million, at December 31, 2014. The credit quality of our fixed income securities portfolio remained stable at “AA-” as of December 31, 2014, compared to December 31, 2013. Exposure to non-investment grade bonds represents approximately 1% of the total fixed income securities portfolio.

The following table summarizes the fair value, net unrealized gain (loss) balances, and the weighted average credit qualities of our AFS fixed income securities at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
($ in millions)	Fair Value	Unrealized Gain (Loss)	Average Credit Quality	Fair Value	Unrealized Gain	Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government obligations	$124.1	7.4	AA+	$173.4	10.1	AA+
Foreign government obligations	27.8	0.8	AA-	30.6	0.8	AA-
State and municipal obligations	1,246.3	37.5	AA	951.6	5.2	AA
Corporate securities	1,799.8	36.4	A-	1,734.9	27.0	A
ABS	177.2	0.4	AAA	140.9	0.5	AAA
MBS	690.9	7.8	AA+	684.1	(4.0)	AA+
Total AFS fixed income portfolio	$4,066.1	90.3	AA-	$3,715.5	39.6	AA-
State and Municipal Obligations:
General obligations	$563.4	15.9	AA+	$472.0	2.6	AA+
Special revenue obligations	682.9	21.6	AA	479.6	2.6	AA
Total state and municipal obligations	$1,246.3	37.5	AA	$951.6	5.2	AA
Corporate Securities:
Financial	$565.5	11.3	A	$534.1	11.7	A
Industrials	146.9	4.2	A-	135.1	3.7	A-
Utilities	151.0	2.0	BBB+	146.5	(0.3)	A-
Consumer discretionary	207.9	5.1	A-	190.6	2.7	A-
Consumer staples	171.1	3.3	A-	171.9	3.0	A
Healthcare	170.8	4.7	A	168.5	3.1	A
Materials	112.6	2.4	BBB+	101.2	1.4	A-
Energy	103.4	0.2	A-	93.7	0.9	A-
Information technology	116.7	1.9	A+	121.2	(0.6)	A+
Telecommunications services	51.1	1.0	BBB+	64.7	1.0	BBB+
Other	2.8	0.3	AA	7.4	0.4	AA+
Total corporate securities	$1,799.8	36.4	A-	$1,734.9	27.0	A
ABS:
ABS	$176.7	0.3	AAA	$140.4	0.4	AAA
Sub-prime ABS[1]	0.5	0.1	CCC	0.5	0.1	D
Total ABS	$177.2	0.4	AAA	$140.9	0.5	AAA
MBS:
CMBS	$14.5	0.3	AA+	$30.0	0.9	AA+
Other agency CMBS	13.6	(0.1)	AA+	9.1	(0.3)	AA+
Non-agency CMBS	151.5	1.4	AA+	132.2	(1.5)	AA+
RMBS	32.4	0.8	AA+	55.2	1.4	AA+
Other agency RMBS	453.5	5.1	AA+	411.5	(5.1)	AA+
Non-agency RMBS	21.7	0.2	BB+	41.4	0.6	A-
Alternative-A ("Alt-A") RMBS	3.7	0.1	A	4.7	—	A
Total MBS	$690.9	7.8	AA+	$684.1	(4.0)	AA+

1Subprime ABS includes one security whose issuer is currently expected by rating agencies to default on its obligations. We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following table provides information regarding our HTM fixed income securities and their credit qualities at December 31, 2014 and December 31, 2013:

December 31, 2014 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.4	5.3	0.1	—	0.1	AA+
State and municipal obligations	299.1	287.4	11.7	2.1	13.8	AA
Corporate securities	21.4	18.6	2.8	(0.3)	2.5	A+
ABS	2.9	2.4	0.5	(0.5)	—	AAA
MBS	5.2	4.4	0.8	(0.4)	0.4	AAA
Total HTM portfolio	$334.0	318.1	15.9	0.9	16.8	AA

State and Municipal Obligations:
General obligations	$97.8	94.6	3.2	1.0	4.2	AA
Special revenue obligations	201.3	192.8	8.5	1.1	9.6	AA
Total state and municipal obligations	$299.1	287.4	11.7	2.1	13.8	AA

Corporate Securities:
Financial	$2.2	1.9	0.3	(0.1)	0.2	A-
Industrials	6.7	5.7	1.0	(0.2)	0.8	A+
Utilities	12.5	11.0	1.5	—	1.5	A+
Total corporate securities	$21.4	18.6	2.8	(0.3)	2.5	A+

ABS:
ABS	$0.6	0.6	—	—	—	AA
Alt-A ABS	2.3	1.8	0.5	(0.5)	—	AAA
Total ABS	$2.9	2.4	0.5	(0.5)	—	AAA

MBS:
Non-agency CMBS	$5.2	4.4	0.8	(0.4)	0.4	AAA
Total MBS	$5.2	4.4	0.8	(0.4)	0.4	AAA

December 31, 2013 ($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gain	Unrealized Gain (Loss) in AOCI	Total Unrealized/ Unrecognized Gain	Average Credit Quality
HTM Portfolio:
Foreign government obligations	$5.6	5.4	0.2	0.1	0.3	AA+
State and municipal obligations	369.8	352.2	17.6	4.0	21.6	AA
Corporate securities	30.3	27.8	2.5	(0.3)	2.2	A
ABS	3.4	2.8	0.6	(0.6)	—	AA+
MBS	7.9	4.7	3.2	(0.9)	2.3	AA-
Total HTM portfolio	$417.0	392.9	24.1	2.3	26.4	AA

State and Municipal Obligations:
General obligations	$118.5	113.1	5.4	2.0	7.4	AA
Special revenue obligations	251.3	239.1	12.2	2.0	14.2	AA
Total state and municipal obligations	$369.8	352.2	17.6	4.0	21.6	AA

Corporate Securities:
Financial	$7.3	6.8	0.5	(0.1)	0.4	BBB+
Industrials	7.8	6.8	1.0	(0.2)	0.8	A+
Utilities	13.2	12.2	1.0	—	1.0	A+
Consumer discretionary	2.0	2.0	—	—	—	AA
Total corporate securities	$30.3	27.8	2.5	(0.3)	2.2	A

ABS:
ABS	$0.9	0.9	—	—	—	A
Alt-A ABS	2.5	1.9	0.6	(0.6)	—	AAA
Total ABS	$3.4	2.8	0.6	(0.6)	—	AA+

MBS:
Non-agency CMBS	$7.9	4.7	3.2	(0.9)	2.3	AA-
Total MBS	$7.9	4.7	3.2	(0.9)	2.3	AA-

A portion of our AFS and HTM municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of December 31, 2014:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$151,398	AA-	AA-
Assured Guaranty	117,778	AA	AA-
Ambac Financial Group, Inc.	45,779	AA-	AA-
Other	6,603	AA+	AA-
Total	$321,558	AA	AA-

To manage and mitigate exposure on our MBS portfolio, we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

The following table details the top 10 state exposures of the municipal bond portion of our fixed income portfolio at December 31, 2014:

State Exposures of Municipal Bonds	General Obligation		Special	Fair		Weighted Average
($ in thousands)	Local	State	Revenue	Value	% of Total	Credit Quality
New York	$15,827	—	115,206	131,033	9%	AA+
Texas[1]	57,452	5,927	57,518	120,897	8%	AA+
Washington	36,811	6,980	47,383	91,174	6%	AA
California	17,003	8,101	59,433	84,537	5%	AA
Florida	—	15,466	51,478	66,944	4%	AA
Arizona	11,768	1,004	45,216	57,988	4%	AA
Colorado	31,427	—	20,975	52,402	3%	AA-
Oregon	21,216	—	26,524	47,740	3%	AA+
Missouri	15,673	10,042	21,384	47,099	3%	AA+
North Carolina	12,949	8,256	22,651	43,856	3%	AA
Other	150,666	162,879	332,466	646,011	42%	AA
	370,792	218,655	800,234	1,389,681	90%	AA
Pre-refunded/escrowed to maturity bonds	54,357	17,383	83,975	155,715	10%	AA+
Total	$425,149	236,038	884,209	1,545,396	100%	AA

% of Total Municipal Portfolio	27%	15%	58%	100%
1 Of the $57 million in local Texas general obligation bonds, $23 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantees program that supports these bonds.

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

The following table provides further quantitative details on our special revenue bonds:

December 31, 2014 ($ in thousands)	Fair Value	% of Special Revenue Bonds	Average Rating
Essential Services:
Transportation	$226,612	28	AA
Water and sewer	167,648	21	AA+
Electric	119,407	15	AA-
Total essential services	513,667	64	AA

Education	157,225	20	AA
Special tax	81,514	10	AA+
Housing	17,204	2	AA+
Other:
Leasing	1,443	1	AA+
Hospital	9,744	1	AA-
Other	19,437	2	AA+
Total other	30,624	4	AA
Total special revenue bonds	$800,234	100	AA

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

Equity Price Risk
Our equity securities are classified as AFS. Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2014:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$133,980	153,120	172,260	191,400	210,540	229,680	248,820
Fair value change	(57,420)	(38,280)	(19,140)		19,140	38,280	57,420

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, energy/power generation, mezzanine debt, distressed debt, and real estate. As of December 31, 2014, other investments represented 2% of our total invested assets and 8% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt.
As of December 31, 2014, we had outstanding long-term debt of $379.3 million that matures as shown in the following table:

		2014
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
1.25% borrowings from FHLBI	2016	45,000	45,244
7.25% Senior Notes	2034	49,896	59,181
6.70% Senior Notes	2035	99,401	114,845
5.875% Senior Notes	2043	185,000	185,000
Total notes payable		$379,297	$404,270

The weighted average effective interest rate for our outstanding long-term debt is 5.7%. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

Certain of the debt instruments listed above contain debt covenant provisions as outlined in Note 10. "Indebtedness", within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. In addition, the 6.70% and 7.25% Senior Notes contain standard default cross-acceleration provisions. In the event that any other debt experiences default of $10 million or more, it would be considered an event of default under these notes.

(b) Short-Term Debt
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under this Line of Credit at December 31, 2014 or at any time during 2014.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Selective Insurance Group, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion of the Company’s internal controls over financial reporting.

/s/ KPMG LLP
New York, New York
February 26, 2015

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2014	2013
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $333,961 – 2014; $416,981 – 2013)	$318,137	392,879
Fixed income securities, available-for-sale – at fair value (amortized cost: $3,975,786 – 2014; $3,675,977 – 2013)	4,066,122	3,715,536
Equity securities, available-for-sale – at fair value (cost: $159,011 – 2014; $155,350 – 2013)	191,400	192,771
Short-term investments (at cost which approximates fair value)	131,972	174,251
Other investments	99,203	107,875
Total investments (Note 5)	4,806,834	4,583,312
Cash	23,959	193
Interest and dividends due or accrued	38,901	37,382
Premiums receivable, net of allowance for uncollectible accounts of: $4,137 – 2014; $4,442 – 2013	558,778	524,870
Reinsurance recoverable, net (Note 8)	581,548	550,897
Prepaid reinsurance premiums (Note 8)	146,993	143,000
Current federal income tax (Note 14)	—	512
Deferred federal income tax (Note 14)	98,449	122,613
Property and equipment – at cost, net of accumulated depreciation and amortization of: $172,183 – 2014; $179,192 – 2013	59,416	50,834
Deferred policy acquisition costs (Note 3)	185,608	172,981
Goodwill (Note 11)	7,849	7,849
Other assets	73,215	75,727
Total assets	$6,581,550	6,270,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$3,477,870	3,349,770
Unearned premiums	1,095,819	1,059,155
Notes payable (Note 10)	379,297	392,414
Current federal income tax (Note 14)	3,921	—
Accrued salaries and benefits	158,382	111,427
Other liabilities	190,675	203,476
Total liabilities	$5,305,964	5,116,242

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 99,947,933 – 2014; 99,120,235 – 2013	199,896	198,240
Additional paid-in capital	305,385	288,182
Retained earnings	1,313,440	1,202,015
Accumulated other comprehensive income (Note 6)	19,788	24,851
Treasury stock – at cost (shares: 43,353,181 – 2014; 43,198,622 – 2013)	(562,923)	(559,360)
Total stockholders’ equity (Note 6)	1,275,586	1,153,928
Commitments and contingencies (Notes 18 and 19)
Total liabilities and stockholders’ equity	$6,581,550	6,270,170

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2014	2013	2012
Revenues:
Net premiums earned	$1,852,609	1,736,072	1,584,119
Net investment income earned	138,708	134,643	131,877
Net realized gains:
Net realized investment gains	37,703	26,375	13,252
Other-than-temporary impairments	(11,104)	(5,566)	(1,711)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(77)	(2,553)
Total net realized gains	26,599	20,732	8,988
Other income	16,945	12,294	9,118
Total revenues	2,034,861	1,903,741	1,734,102

Expenses:
Losses and loss expenses incurred	1,157,501	1,121,738	1,120,990
Policy acquisition costs	624,470	579,977	526,143
Interest expense	22,086	22,538	18,872
Other expenses	33,673	35,686	30,462
Total expenses	1,837,730	1,759,939	1,696,467

Income from continuing operations, before federal income tax	197,131	143,802	37,635

Federal income tax expense (benefit):
Current	28,415	24,147	5,647
Deferred	26,889	12,240	(5,975)
Total federal income tax expense (benefit)	55,304	36,387	(328)

Net income from continuing operations	141,827	107,415	37,963

Loss on disposal of discontinued operations, net of tax of $(538) – 2013	—	(997)	—

Net income	$141,827	106,418	37,963

Earnings per share:
Basic net income from continuing operations	$2.52	1.93	0.69
Basic net loss from discontinued operations	—	(0.02)	—
Basic net income	$2.52	1.91	0.69

Diluted net income from continuing operations	$2.47	1.89	0.68
Diluted net loss from discontinued operations	—	(0.02)	—
Diluted net income	$2.47	1.87	0.68

Dividends to stockholders	$0.53	0.52	0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2014	2013	2012
Net income	$141,827	106,418	37,963

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	47,411	(54,557)	30,937
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	50	1,660
Amount reclassified into net income:
Held-to-maturity securities	(844)	(1,025)	(1,581)
Non-credit other-than-temporary impairment	1,085	9	182
Realized gains on available for sale securities	(18,762)	(15,301)	(6,118)
Total unrealized gains (losses) on investment securities	28,890	(70,824)	25,080

Defined benefit pension and post-retirement plans:
Net actuarial (loss) gain	(35,189)	38,775	(17,268)
Amounts reclassified into net income:
Net actuarial loss	1,236	2,843	3,837
Prior service cost	—	6	97
Curtailment expense	—	11	—
Total defined benefit pension and post-retirement plans	(33,953)	41,635	(13,334)
Other comprehensive (loss) income	(5,063)	(29,189)	11,746
Comprehensive income	$136,764	77,229	49,709

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2014	2013	2012
Common stock:
Beginning of year	$198,240	196,388	194,494
Dividend reinvestment plan (shares: 58,309 – 2014; 63,349 – 2013; 90,110 – 2012)	117	127	180
Stock purchase and compensation plans (shares: 769,389 – 2014; 862,662 – 2013; 857,403 – 2012)	1,539	1,725	1,714
End of year	199,896	198,240	196,388

Additional paid-in capital:
Beginning of year	288,182	270,654	257,370
Dividend reinvestment plan	1,306	1,396	1,419
Stock purchase and compensation plans	15,897	16,132	11,865
End of year	305,385	288,182	270,654

Retained earnings:
Beginning of year	1,202,015	1,125,154	1,116,319
Net income	141,827	106,418	37,963
Dividends to stockholders ($0.53 per share – 2014; $0.52 per share – 2013 and 2012)	(30,402)	(29,557)	(29,128)
End of year	1,313,440	1,202,015	1,125,154

Accumulated other comprehensive income:
Beginning of year	24,851	54,040	42,294
Other comprehensive (loss) income	(5,063)	(29,189)	11,746
End of year	19,788	24,851	54,040

Treasury stock:
Beginning of year	(559,360)	(555,644)	(552,149)
Acquisition of treasury stock (shares: 154,559 – 2014; 167,846 – 2013; 194,575 – 2012)	(3,563)	(3,716)	(3,495)
End of year	(562,923)	(559,360)	(555,644)
Total stockholders’ equity	$1,275,586	1,153,928	1,090,592

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow
December 31,
($ in thousands)	2014	2013	2012
Operating Activities
Net income	$141,827	106,418	37,963

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,346	43,461	38,693
Sale of renewal rights	(8,000)	—	—
Loss on disposal of discontinued operations	—	997	—
Stock-based compensation expense	8,702	8,630	6,939
Undistributed (gains) losses of equity method investments	(153)	202	1,651
Net realized gains	(26,599)	(20,732)	(8,988)
Net gain on disposal of property and equipment	(104)	—	—
Retirement income plan curtailment expense	—	16	—

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	97,449	151,037	64,763
Increase in unearned premiums, net of prepaid reinsurance	32,671	74,086	82,764
Decrease (increase) in net federal income taxes	31,323	14,834	(7,812)
Increase in premiums receivable	(33,908)	(40,482)	(18,094)
Increase in deferred policy acquisition costs	(12,627)	(17,458)	(19,762)
(Increase) decrease in interest and dividends due or accrued	(1,536)	(1,372)	468
(Decrease) increase in accrued salaries and benefits	(7,182)	18,685	6,533
(Decrease) increase in accrued insurance expenses	(956)	14,444	8,831
(Decrease) increase in other assets and other liabilities	(33,490)	(16,642)	32,750
Net adjustments	90,936	229,706	188,736
Net cash provided by operating activities	232,763	336,124	226,699

Investing Activities
Purchase of fixed income securities, available-for-sale	(843,616)	(1,069,387)	(884,911)
Purchase of equity securities, available-for-sale	(186,019)	(118,072)	(83,833)
Purchase of other investments	(10,617)	(9,332)	(12,990)
Purchase of short-term investments	(1,410,123)	(2,056,576)	(1,735,691)
Purchase of subsidiary, net of cash acquired	—	—	255
Sale of subsidiary	—	1,225	751
Sale of fixed income securities, available-for-sale	51,002	20,126	103,572
Sale of short-term investments	1,452,402	2,096,805	1,738,255
Redemption and maturities of fixed income securities, held-to-maturity	73,415	116,584	118,260
Redemption and maturities of fixed income securities, available-for-sale	482,816	513,804	439,957
Sale of equity securities, available-for-sale	208,008	115,782	101,740
Distributions from other investments	20,774	12,039	24,801
Sale of other investments	—	—	1
Purchase of property and equipment	(15,510)	(14,023)	(12,879)
Sale of renewal rights	8,000	—	—
Net cash used in investing activities	(169,468)	(391,025)	(202,712)

Financing Activities
Dividends to stockholders	(28,428)	(27,416)	(26,944)
Acquisition of treasury stock	(3,563)	(3,716)	(3,495)
Net proceeds from stock purchase and compensation plans	7,283	7,119	4,840
Proceeds from issuance of notes payable, net of debt issuance costs	—	178,435	—
Repayment of borrowings	(13,000)	—	—
Repayment of notes payable	—	(100,000)	—
Excess tax benefits from share-based payment arrangements	1,020	1,545	1,060
Repayment of capital lease obligations	(2,841)	(1,083)	—
Net cash (used in) provided by financing activities	(39,529)	54,884	(24,539)
Net increase (decrease) in cash	23,766	(17)	(552)
Cash, beginning of year	193	210	762
Cash, end of year	$23,959	193	210

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers standard commercial, standard personal, and excess and surplus lines (“E&S”) property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into four reportable segments:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial customers, who are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our Standard Commercial Lines, Standard Personal Lines, and E&S Lines, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

This is a change from the segments that we have previously reported of Standard Insurance Operations, E&S Insurance Operations, and Investments. All prior year information contained in this Form 10-K has been restated to reflect our revised segments. For qualitative information behind the change, see Note 11. "Segment Information" below.
Note 2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements ("Financial Statements") include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission. All significant intercompany accounts and transactions are eliminated in consolidation.

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

(d) Investments
Fixed income securities may include bonds, redeemable preferred stocks, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). Fixed income securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed income securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of MBS are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The amortized cost of fixed income securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed income securities classified as AFS, net of tax, are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as AFS, may include common stocks and non-redeemable preferred stocks, and are carried at fair value. Dividend income on these securities is included in "Net investment income earned" on our Consolidated Statements of Income. The associated unrealized gains and losses, net of tax, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and other debt issues purchased with a maturity of less than one year. These investments are carried at cost, which approximates fair value. The associated income is included in "Net investment income earned" on our Consolidated Statement of Income.

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned" on our Consolidated Statement of Income. Included in other securities are low income housing tax credits, which are accounted for under the proportional amortization method. The remainder of our other securities are accounted for using the equity method. Under the proportional amortization method, our share of the investment’s performance is recorded in our Consolidated Statement of Income as a component of “Federal income tax expense (benefit).” Under the equity method, our share of distributed and undistributed net income is included in "Net investment income earned" on our Consolidated Statement of Income.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Included in realized gains and losses are the other-than-temporary impairment ("OTTI") charges recognized in earnings, which are discussed below.

When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of an AFS security is temporary, we record the decline as an unrealized loss in AOCI. Temporary declines in the value of an HTM security are not recognized in the Financial Statements. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed income investments. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

Fixed Income Securities and Short-Term Investments
Our evaluation for OTTI of a fixed income security or a short-term investment may include, but is not limited to, the evaluation of the following factors:

•	Whether the decline appears to be issuer or industry specific;

•	The degree to which the issuer is current or in arrears in making principal and interest payments on the fixed income security;

•	The issuer’s current financial condition and ability to make future scheduled principal and interest payments on a timely basis;

•	Evaluation of projected cash flows;

•	Buy/hold/sell recommendations published by outside investment advisors and analysts; and

•	Relevant rating history, analysis, and guidance provided by rating agencies and analysts.

OTTI charges are recognized as a realized loss to the extent that they are credit related, unless we have the intent to sell the security or it is more-likely-than not that we will be required to sell the security. In those circumstances, the security is written down to fair value with the entire amount of the writedown charged to earnings as a component of realized losses.

To determine if an impairment is other than temporary, we compare the present value of cash flows expected to be collected with the amortized cost of fixed income securities meeting certain criteria. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments may include, but are not limited to, discounted cash flow analyses ("DCFs").

For structured securities, including commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), ABS, and collaterialized debt obligations ("CDOs"), we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

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

If applicable, we use a loan loss severity assumption in our DCF that is applied at the loan level of the collateral pool. The loan loss severity assumptions represent the estimated percentage loss on the loan-to-value exposure for a particular security. For CMBS, the loan loss severities applied are based on property type. Losses generated from the evaluations are then applied to the entire underlying deal structure in accordance with the original service agreements.

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

If there is a decline in the equity method value of an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the cost of the investment and record the charge through earnings as a component of realized losses.

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

The techniques used to value our financial assets are as follows:

•
For valuations of a large portion of our equity securities portfolio, as well as U.S. Treasury Notes held in our fixed income securities portfolio, we receive prices from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed, in conjunction with our external investment managers, to determine the price to be used. These securities are classified as Level 1 in the fair value hierarchy.

•
For approximately 99% of our fixed income securities portfolio, we utilize a market approach, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. In conjunction with our external investment portfolio managers, fixed income securities portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing our pricing to other third-party pricing services as well as benchmark indexed pricing; (ii) comparing positions traded directly by the external investment portfolio managers to prices received from the third-party pricing services; (iii) comparing market value fluctuations between months for reasonableness; and (iv) reviewing stale prices. If further analysis is needed, a challenge is sent to the pricing service for review and confirmation of the price. These prices are typically Level 2 in the fair value hierarchy.

•
For the small portion of our fixed income securities portfolio that we cannot price using our primary or secondary service, we typically use non-binding broker quotes. These prices are from various broker/dealers that use bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. For the small portion of non-public equity securities that we hold, we typically receive prices from a third party pricing service or through statements provided by the security issuer. In conjunction with our external investment portfolio managers, these fair value measurements are reviewed for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further. These prices are generally classified as Level 3 in the fair value hierarchy, as the inputs cannot be corroborated by observable market data.

•
Short-term investments are carried at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close. These securities are classified as Level 1 in the fair value hierarchy.

Liabilities
The techniques used to value our notes payable are as follows:

•	The fair value of the 5.875% Senior Notes due February 9, 2043 is based on quoted market prices.

•	The fair values of the 7.25% Senior Notes due November 15, 2034 and the 6.70% Senior Notes due November 1, 2035 are based on matrix pricing models prepared by external pricing services.

•
The fair value of the 1.25% and recently repaid 2.90% borrowings from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are estimated using a DCF based on a current borrowing rate provided by the FHLBI consistent with the remaining term of the borrowing.

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

(h) Reinsurance
Reinsurance recoverables represent estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in our Insurance Subsidiaries’ domiciliary states. This collateral is typically in the form or a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurers' credit rating from A.M. Best and Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

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

We recorded depreciation expense of $12.6 million, $10.2 million, and $9.2 million for 2014, 2013, and 2012, respectively.

(j) Deferred Policy Acquisition Costs
Deferred policy acquisition costs are limited to costs directly related to the successful acquisition of insurance contracts.  Costs meeting this definition typically include, among other things, sales commissions paid to our distribution partners, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts.  These costs are deferred and amortized over the life of the contracts.
Accounting guidance requires a premium deficiency analysis to be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts. We currently perform three premium deficiency analyses for our insurance segments, consistent with our segments of Standard Commercial Lines, Standard Personal Lines, and E&S Lines. This is a change from the insurance segments that we have previously reported. For qualitative information behind the change, see Note 11. "Segment Information" below.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses for Standard Commercial Lines, Standard Personal Lines, and E&S Lines did not exceed the related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the September 30 calculation date were 3.0% for both 2014 and 2013, and 3.1% for 2012. Deferred policy acquisition costs amortized to expense were $364.3 million for 2014, $331.8 million for 2013, and $298.5 million for 2012.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if a quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves and reserves for claims incurred but not yet reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our ten insurance subsidiaries, which are collectively referred to as the "Insurance Subsidiaries," and are estimated for the amount of ultimate payment. IBNR reserves are established based on generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. In applying generally accepted actuarial techniques, we consider a range of possible loss and loss expense reserves in establishing IBNR.

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

(n) Dividends to Policyholders
We establish reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders' loss experience. The dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. We do not issue policies that entitle the policyholder to participate in the earnings or surplus of our Insurance Subsidiaries.

(o) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service (“IRS”) the interest would be recognized as “Interest expense” and the penalties would be recognized as “Other expense” on the Consolidated Statements of Income.

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

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled, but based on the employee's expected date of separation or retirement. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually unless facts indicate that a more frequent review is required. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Other assumptions involve demographic factors such as retirement age, mortality, turnover, and rate of compensation increases. In the fourth quarter of 2014, we updated our mortality assumption to reflect RP-2014, which is the table that was most recently adopted by the U.S. Society of Actuaries.

Note 3. Adoption of Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). ASU 2010-26 requires that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. This includes, among other items, sales commissions paid to our distribution partners, premium taxes, and the portion of employee salaries and benefits directly related to time spent on acquired contracts. We adopted this guidance on January 1, 2012, with retrospective application.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income
(“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to report OCI and its components in the statement of stockholders’ equity. ASU 2011-05 was effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2011. Based on an amendment issued in December 2011, companies were not required to present separate line items on the income statement for reclassification adjustments out of AOCI into net income, as would have been required under the initial ASU. This guidance, which is ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was effective concurrently with ASU 2011-05. We have included a Consolidated Statement of Comprehensive Income as part of the Financial Statements to comply with the presentation required under this accounting guidance.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including: (i) changes in AOCI balances by component; and (ii) significant items reclassified out of AOCI. Prospective application of ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We have included the disclosures required by ASU 2013-02 in the notes to our Financial Statements, as appropriate.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01").  ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a newly defined "proportional amortization method" if certain conditions are met. This policy election is required to be applied consistently to all qualifying investments, rather than a decision to be applied to individual investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as components of income tax expense (benefit).  When a company does not make a policy election to account for investments in qualified affordable housing projects using the proportional amortization method, these investments are required to be accounted for as an equity method investment or a cost method investment. ASU 2014-01 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption being permitted. During the third quarter of 2014, we adopted this guidance and have made a policy election to use the proportional amortization method. The adoption of this guidance did not materially impact our financial condition or results of operation.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Currently U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Due to lack of guidance about management’s responsibility and the differing views about when there is substantial doubt about an entity’s ability to continue as a going concern, there is diversity in whether, when, and how an entity discloses the relevant conditions and events in its footnotes. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise considerable doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are to be issued when applicable). The amendments in ASU 2014-15 clarify the timing and content of footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods beginning in 2017. Early application is permitted. The adoption of this ASU is not expected to impact the Company.

Note 4. Statements of Cash Flow
Supplemental cash flow information for the years ended December 31, 2014, 2013, and 2012 is as follows:

($ in thousands)	2014	2013	2012
Cash paid during the period for:
Interest	$22,221	21,465	18,779
Federal income tax	22,699	20,000	6,421

Non-cash items:
Tax-free exchange of fixed income securities, AFS	$20,781	37,965	18,942
Tax-free exchange of fixed income securities, HTM	4,289	15,820	25,168
Stock split related to equity securities, AFS	334	—	—
Assets acquired under capital lease arrangements	5,642	2,583	2,091
Non-cash purchase of property and equipment	338	20	—

Included in "Other assets" on the Consolidated Balance Sheet was $6.0 million at December 31, 2014 and $7.3 million at December 31, 2013 of cash received from the National Flood Insurance Program ("NFIP") which is restricted to pay flood claims under the Write Your Own ("WYO") program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2014, 2013, and 2012:

($ in thousands)	2014	2013	2012
AFS securities:
Fixed income securities	$90,336	39,559	165,330
Equity securities	32,389	37,421	18,941
Total AFS securities	122,725	76,980	184,271

HTM securities:
Fixed income securities	958	2,257	3,926
Total HTM securities	958	2,257	3,926

Total net unrealized gains	123,683	79,237	188,197
Deferred income tax expense	(43,289)	(27,733)	(65,869)
Net unrealized gains, net of deferred income tax	80,394	51,504	122,328

Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$28,890	(70,824)	25,080

(b) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities were as follows:

December 31, 2014		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	47	5,339	55	—	5,394
Obligations of state and political subdivisions	285,301	2,071	287,372	11,760	—	299,132
Corporate securities	18,899	(273)	18,626	2,796	—	21,422
ABS	2,818	(455)	2,363	460	—	2,823
CMBS	4,869	(432)	4,437	753	—	5,190
Total HTM fixed income securities	$317,179	958	318,137	15,824	—	333,961

December 31, 2013		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	131	5,423	168	—	5,591
Obligations of state and political subdivisions	348,109	4,013	352,122	17,634	—	369,756
Corporate securities	28,174	(346)	27,828	2,446	—	30,274
ABS	3,413	(655)	2,758	657	—	3,415
CMBS	5,634	(886)	4,748	3,197	—	7,945
Total HTM fixed income securities	$390,622	2,257	392,879	24,102	—	416,981

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.7 years as of December 31, 2014.

(c) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2014
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$116,666	7,592	(128)	124,130
Foreign government	27,035	796	—	27,831
Obligations of states and political subdivisions	1,208,776	38,217	(729)	1,246,264
Corporate securities	1,763,427	42,188	(5,809)	1,799,806
ABS	176,837	760	(373)	177,224
CMBS[1]	177,932	2,438	(777)	179,593
RMBS[2]	505,113	8,587	(2,426)	511,274
AFS fixed income securities	3,975,786	100,578	(10,242)	4,066,122
AFS equity securities	159,011	32,721	(332)	191,400
Total AFS securities	$4,134,797	133,299	(10,574)	4,257,522

December 31, 2013
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U.S. government and government agencies	$163,218	10,661	(504)	173,375
Foreign government	29,781	906	(72)	30,615
Obligations of states and political subdivisions	946,455	25,194	(20,025)	951,624
Corporate securities	1,707,928	44,004	(17,049)	1,734,883
ABS	140,430	934	(468)	140,896
CMBS[1]	172,288	2,462	(3,466)	171,284
RMBS[2]	515,877	7,273	(10,291)	512,859
AFS fixed income securities	3,675,977	91,434	(51,875)	3,715,536
AFS equity securities	155,350	37,517	(96)	192,771
Total AFS securities	$3,831,327	128,951	(51,971)	3,908,307
1 CMBS includes government guaranteed agency securities with a fair value of $13.2 million at December 31, 2014 and $30.0 million at December 31, 2013.
2 RMBS includes government guaranteed agency securities with a fair value of $32.4 million at December 31, 2014 and $55.2 million at December 31, 2013.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2014 and December 31, 2013, the fair value and pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$7,567	(13)	10,866	(115)
Obligations of states and political subdivisions	47,510	(105)	64,018	(624)
Corporate securities	276,648	(1,734)	153,613	(4,075)
ABS	113,202	(178)	15,618	(195)
CMBS	12,799	(34)	59,219	(743)
RMBS	3,399	(8)	138,724	(2,418)
Total fixed income securities	461,125	(2,072)	442,058	(8,170)
Equity securities	5,262	(336)	—	—
Subtotal	$466,387	(2,408)	442,058	(8,170)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$196	(3)	1	—	—	—
ABS	—	—	—	2,235	(455)	439
Subtotal	$196	(3)	1	2,235	(455)	439
Total AFS and HTM	$466,583	(2,411)	1	444,293	(8,625)	439

December 31, 2013	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities:
U.S. government and government agencies	$16,955	(500)	507	(4)
Foreign government	2,029	(30)	2,955	(42)
Obligations of states and political subdivisions	442,531	(19,120)	13,530	(905)
Corporate securities	511,100	(15,911)	14,771	(1,138)
ABS	68,725	(468)	—	—
CMBS	100,396	(2,950)	6,298	(516)
RMBS	268,943	(10,031)	2,670	(260)
Total fixed income securities	1,410,679	(49,010)	40,731	(2,865)
Equity securities	1,124	(96)	—	—
Subtotal	$1,411,803	(49,106)	40,731	(2,865)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$65	(5)	5	441	(20)	14
ABS	—	—	—	2,490	(655)	621
Subtotal	$65	(5)	5	2,931	(675)	635
Total AFS and HTM	$1,411,868	(49,111)	5	43,662	(3,540)	635
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of December 31, 2014 compared to the prior year:

($ in thousands)
December 31, 2014			December 31, 2013
Number of Issues	% of Market/Book	Unrealized/Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
350	80% - 99%	$10,596	556	80% - 99%	$51,835
—	60% - 79%	—	1	60% - 79%	176
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$10,596			$52,011

At December 31, 2014, we had 350 securities in an aggregate unrealized/unrecognized loss position of $10.6 million, compared to 557 securities in an aggregate unrealized/unrecognized loss position of $52.0 million at December 31, 2013. This improvement was mainly driven by a lower interest rate environment. Fixed income security pricing in the marketplace has improved reflecting the 86 basis point decrease in the 10-year U.S. Treasury Note during 2014. At December 31, 2014, $8.2 million of the aggregate unrealized/unrecognized losses related to securities that have been in a loss position for more than 12 months, while at December 31, 2013, these losses amounted to $2.9 million. Included in the $8.2 million was one security that experienced a rating downgrade during 2014. The impairment severity on this security deteriorated from 9% at December 31, 2013 to 13%, or $1.1 million, at December 31, 2014. Given the close proximity of amortized cost and market value, we have concluded that this security is not other-than-temporarily impaired. Excluding this one security, the nature of the unrealized/unrecognized losses over 12 months is interest-rate related as opposed to credit-related concerns, as evidenced by the fact that the severity of impairment on these securities improved from an average of 6% of amortized cost at December 31, 2013 to an average of 2% of amortized cost at December 31, 2014.

For a discussion regarding the sensitivity of interest rate movements and the related impacts on the fixed income securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.

We have reviewed the securities in the tables above in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K. In addition, we do not intend to sell any securities in an unrealized/unrecognized loss position nor do we believe we will be required to sell these securities, and therefore we have concluded that they are temporarily impaired as of December 31, 2014. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed income securities at December 31, 2014, by contractual maturity are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed income securities at December 31, 2014:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$113,266	114,795
Due after one year through five years	193,983	206,188
Due after five years through 10 years	10,888	12,978
Total HTM fixed income securities	$318,137	$333,961

Listed below are AFS fixed income securities at December 31, 2014:

($ in thousands)	Fair Value
Due in one year or less	$435,190
Due after one year through five years	1,961,179
Due after five years through 10 years	1,593,287
Due after 10 years	76,466
Total AFS fixed income securities	$4,066,122

(f) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2014
	December 31,	December 31,	Remaining
($ in thousands)	2014	2013	Commitment
Alternative Investments
Secondary private equity	$21,807	25,618	7,001
Private equity	20,126	20,192	8,890
Energy/power generation	14,445	17,361	21,905
Real estate	11,452	11,698	10,051
Mezzanine financing	9,853	12,738	13,541
Distressed debt	8,679	11,579	2,982
Venture capital	6,606	7,025	350
Total alternative investments	92,968	106,211	64,720
Other securities	6,235	1,664	3,711
Total other investments	$99,203	107,875	68,431

The following is a description of our alternative investment strategies:

Secondary Private Equity
This strategy purchases seasoned private equity funds from investors desiring liquidity prior to normal fund termination. Investments are made across all sectors of the private equity market, including leveraged buyouts ("LBO"), venture capital, distressed securities, mezzanine financing, real estate, and infrastructure.

Private Equity
This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally.

Energy/Power Generation
This strategy invests primarily in cash flow generating assets in the coal, natural gas, power generation, and electric and gas transmission and distribution industries.

Mezzanine Financing
This strategy provides privately negotiated fixed income securities, generally with an equity component, to LBO firms and private and publicly traded large, mid and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

Real Estate
This strategy invests opportunistically in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

Distressed Debt
This strategy makes direct and indirect investments in debt and equity securities of companies that are experiencing financial and/or operational distress. Investments include buying indebtedness of bankrupt or financially troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages and similar non-U.S. securities and debt obligations. This strategy includes a fund of funds component.

Venture Capital
In general, these investments are venture capital investments made principally by investing in equity securities of privately held corporations, for long-term capital appreciation. This strategy makes private equity investments in growth equity and buyout partnerships.

Our seven alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2028.

The following tables set forth summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are carried under the equity method of accounting. The last line in the income statement information table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
September 30,
($ in millions)	2014	2013
Investments	$10,096	11,020
Total assets	10,695	11,727
Total liabilities	545	573
Partners’ capital	10,150	11,154

Income Statement Information
12 months ended September 30,
($ in millions)	2014	2013	2012
Net investment income	$226	406	226
Realized gains	581	913	1,015
Net change in unrealized appreciation (depreciation)	1,098	382	(100)
Net income	$1,905	1,701	1,141

Insurance Subsidiaries' other investments income	13.6	15.2	9.0

(g) We have pledged certain AFS fixed income securities as collateral related to: (i) our outstanding borrowing of $45 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); (ii) our reinsurance obligations related to our 2011 acquisition of our E&S book of business; and (iii) our compliance with insurance laws by placing certain securities on deposit with various state and regulatory agencies. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2014:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.7	—	25.3	33.0
Obligations of states and political subdivisions	—	5.7	—	5.7
Corporate securities	—	5.3	—	5.3
ABS	—	1.1	—	1.1
CMBS	2.2	—	—	2.2
RMBS	50.8	2.3	—	53.1
Total pledged as collateral	$60.7	14.4	25.3	100.4

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2014	2013	2012
Fixed income securities	$126,489	121,582	124,687
Equity securities, dividend income	7,449	6,140	6,215
Short-term investments	66	117	151
Other investments	13,580	15,208	8,996
Investment expenses	(8,876)	(8,404)	(8,172)
Net investment income earned	$138,708	134,643	131,877

(i) The following tables summarize OTTI by asset type for the periods indicated:

2014			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed income securities:
RMBS	$7	—	7
Total AFS fixed income securities	7	—	7
Equity securities	10,517	—	10,517
Total AFS securities	10,524	—	10,524
Other investments	580	—	580
OTTI losses	$11,104	—	11,104

2013			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
HTM fixed income securities:
ABS	$(44)	(47)	3
Total HTM fixed income securities	(44)	(47)	3
AFS fixed income securities:
RMBS	16	(30)	46
Total AFS fixed income securities	16	(30)	46
Equity securities	3,747	—	3,747
Total AFS securities	3,763	(30)	3,793
Other investments	1,847	—	1,847
OTTI losses	$5,566	(77)	5,643

2012			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed income securities:
ABS	$98	—	98
CMBS	(1,525)	(2,335)	810
RMBS	(35)	(218)	183
Total AFS fixed income securities	(1,462)	(2,553)	1,091
Equity securities	3,173	—	3,173
OTTI losses	$1,711	(2,553)	4,264

The majority of the OTTI charges in 2014, 2013, and 2012 were comprised of charges on our equity portfolio. In 2014, $9.0 million related to securities for which we had the intent to sell in relation to a change in our high-dividend yield strategy. In 2013, $2.0 million related to securities that we did not believe would recover in the near term and $1.7 million related to securities for which we had the intent to sell. Contributing to the OTTI charges in 2013 were $1.8 million of charges that relate to an investment in a limited liability company within our other investments portfolio that has sustained significant losses for which we do not anticipate recovery. In 2012, $1.0 million related to securities that we did not believe would recover in the near term and $2.2 million related to securities for which we had the intent to sell.

The following table sets forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

($ in thousands)	2014	2013	2012
Balance, beginning of year	$7,488	7,477	6,602
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—	—
Reductions for securities sold during the period	(2,044)	—	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—	—
Reductions for securities for which the entire amount previously recognized in OCI was recognized in earnings due to a decrease in cash flows expected	—	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	11	875
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—	—
Balance, end of year	$5,444	7,488	7,477

(j) The components of net realized gains, excluding OTTI charges, were as follows:

($ in thousands)	2014	2013	2012
HTM fixed income securities
Gains	$2	195	194
Losses	(20)	(95)	(217)
AFS fixed income securities
Gains	1,945	3,340	4,452
Losses	(392)	(373)	(472)
AFS equity securities
Gains	36,871	24,776	10,901
Losses	(704)	(408)	(1,205)
Short-term investments
Losses	—	—	(2)
Other investments
Gains	1	—	1
Losses	—	(1,060)	(400)
Total other net realized investment gains	$37,703	26,375	13,252

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $259.0 million in 2014, $135.9 million in 2013, and $205.3 million in 2012. Net realized gains in 2014, 2013, and 2012, excluding OTTI charges, were driven by the sale of AFS equity securities due to the rebalancing of our high-dividend yield strategy holdings within our equity portfolio. In addition, $9.2 million of the 2014 gains on our equity portfolio related to a change in our strategy for this portfolio.

Note 6. Stockholders’ Equity and Comprehensive Income

(a)	Stockholders’ Equity
As of December 31, 2014, we had 13.3 million shares reserved for various stock compensation and purchase plans, retirement plans, and dividend reinvestment plans. As a convenience to our employees and directors, we repurchase the Parent’s stock from time-to-time as permitted under our stock-based compensation plans. The Parent has not had an authorized stock repurchase program since 2009. The following table provides information regarding the purchase of the Parent’s common stock during the 2012 through 2014 reporting periods:

($ in thousands)
Period	Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises	Cost of Shares Purchased in Connection with Restricted Stock Vestings and Stock Option Exercises
2014	154,559	$3,563
2013	167,846	3,716
2012	194,575	3,495

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

(b) The components of comprehensive income, both gross and net of tax, for 2014, 2013, and 2012 were as follows:

2014
($ in thousands)	Gross	Tax	Net
Net income	$197,131	55,304	141,827
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the year	72,940	25,529	47,411
Amounts reclassified into net income:
HTM securities	(1,299)	(455)	(844)
Non-credit OTTI	1,669	584	1,085
Realized gains on AFS securities	(28,864)	(10,102)	(18,762)
Net unrealized gains	44,446	15,556	28,890
Defined benefit pension and post-retirement plans:
Net actuarial loss	(54,136)	(18,947)	(35,189)
Amounts reclassified into net income:
Net actuarial loss	1,902	666	1,236
Defined benefit pension and post-retirement plans	(52,234)	(18,281)	(33,953)
Other comprehensive loss	(7,788)	(2,725)	(5,063)
Comprehensive income	$189,343	52,579	136,764

2013
($ in thousands)	Gross	Tax	Net
Net income	$142,267	35,849	106,418
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(83,934)	(29,377)	(54,557)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,577)	(552)	(1,025)
Non-credit OTTI	14	5	9
Realized gains on AFS securities	(23,540)	(8,239)	(15,301)
Net unrealized losses	(108,960)	(38,136)	(70,824)
Defined benefit pension and post-retirement plans:
Net actuarial gain	59,654	20,879	38,775
Amounts reclassified into net income:
Net actuarial loss	4,374	1,531	2,843
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	64,054	22,419	41,635
Other comprehensive loss	(44,906)	(15,717)	(29,189)
Comprehensive income	$97,361	20,132	77,229

2012
($ in thousands)	Gross	Tax	Net
Net income	$37,635	(328)	37,963
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	47,594	16,657	30,937
Non-credit OTTI recognized in OCI	2,554	894	1,660
Amounts reclassified into net income:
HTM securities	(2,432)	(851)	(1,581)
Non-credit OTTI	280	98	182
Realized gains on AFS securities	(9,412)	(3,294)	(6,118)
Net unrealized gains	38,584	13,504	25,080
Defined benefit pension and post-retirement plans:
Net actuarial loss	(26,566)	(9,298)	(17,268)
Amounts reclassified into net income:
Net actuarial loss	5,903	2,066	3,837
Prior service cost	150	53	97
Defined benefit pension and post-retirement plans	(20,513)	(7,179)	(13,334)
Other comprehensive income	18,071	6,325	11,746
Comprehensive income	$55,706	5,997	49,709

(c) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2014 and 2013 were as follows:

	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2012	$(1,658)	2,594	121,391	122,327	(68,287)	54,040
OCI before reclassifications	50	(102)	(54,455)	(54,507)	38,775	(15,732)
Amounts reclassified from AOCI	9	(1,025)	(15,301)	(16,317)	2,860	(13,457)
Net current period OCI	59	(1,127)	(69,756)	(70,824)	41,635	(29,189)
Balance, December 31, 2013	(1,599)	1,467	51,635	51,503	(26,652)	24,851
OCI before reclassifications	—	—	47,411	47,411	(35,189)	12,222
Amounts reclassified from AOCI	1,085	(844)	(18,762)	(18,521)	1,236	(17,285)
Net current period OCI	1,085	(844)	28,649	28,890	(33,953)	(5,063)
Balance, December 31, 2014	$(514)	623	80,284	80,393	(60,605)	19,788

The reclassifications out of AOCI are as follows:

			Affected Line Item in the Consolidated Statement of Income
($ in thousands)	Year ended December 31, 2014	Year ended December 31, 2013
OTTI related
Amortization of non-credit OTTI losses on HTM securities	$—	14	Net investment income earned
Non-credit OTTI on disposed securities	1,669	—	Net realized gains
	1,669	14	Income from continuing operations, before federal income tax
	(584)	(5)	Total federal income tax expense (benefit)
	1,085	9	Net income
HTM related
Unrealized gains and losses on HTM disposals	157	390	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(1,456)	(1,967)	Net investment income earned
	(1,299)	(1,577)	Income from continuing operations, before federal income tax
	455	552	Total federal income tax expense (benefit)
	(844)	(1,025)	Net income
Realized gains and losses on AFS
Realized gains and losses on AFS disposals	(28,864)	(23,540)	Net realized investment gains
	(28,864)	(23,540)	Income from continuing operations, before federal income tax
	10,102	8,239	Total federal income tax expense (benefit)
	(18,762)	(15,301)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	331	909	Losses and loss expenses incurred
	1,571	3,465	Policy acquisition costs
	1,902	4,374	Income from continuing operations, before federal income tax

Prior service cost	—	7	Losses and loss expenses incurred
	—	3	Policy acquisition costs
	—	10	Income from continuing operations, before federal income tax

Curtailment expense	—	16	Policy acquisition costs
	—	16	Income from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	1,902	4,400	Income from continuing operations, before federal income tax
	(666)	(1,540)	Total federal income tax expense (benefit)
	1,236	2,860	Net income

Total reclassifications for the period	$(17,285)	(13,457)	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$318,137	333,961	392,879	416,981
AFS	4,066,122	4,066,122	3,715,536	3,715,536
Equity securities, AFS	191,400	191,400	192,771	192,771
Short-term investments	131,972	131,972	174,251	174,251
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	—	—	13,000	13,319
1.25% borrowings from FHLBI	45,000	45,244	45,000	45,259
7.25% Senior Notes	49,896	59,181	49,916	50,887
6.70% Senior Notes	99,401	114,845	99,498	98,247
5.875% Senior Notes	185,000	185,000	185,000	146,298
Total notes payable	$379,297	404,270	392,414	354,010

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2014 and 2013:

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/14	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$124,130	53,199	70,931	—
Foreign government	27,831	—	27,831	—
Obligations of states and political subdivisions	1,246,264	—	1,246,264	—
Corporate securities	1,799,806	—	1,799,806	—
ABS	177,224	—	177,224	—
CMBS	179,593	—	179,593	—
RMBS	511,274	—	511,274	—
Total fixed income securities	4,066,122	53,199	4,012,923	—
Equity securities	191,400	188,500	—	2,900
Total AFS securities	4,257,522	241,699	4,012,923	2,900
Short-term investments	131,972	131,972	—	—
Total assets	$4,389,494	373,671	4,012,923	2,900

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$173,375	52,153	121,222	—
Foreign government	30,615	—	30,615	—
Obligations of states and political subdivisions	951,624	—	951,624	—
Corporate securities	1,734,883	—	1,734,883	—
ABS	140,896	—	140,896	—
CMBS	171,284	—	171,284	—
RMBS	512,859	—	512,859	—
Total fixed income securities	3,715,536	52,153	3,663,383	—
Equity securities	192,771	189,871	—	2,900
Total AFS securities	3,908,307	242,024	3,663,383	2,900
Short-term investments	174,251	174,251	—	—
Total assets	$4,082,558	416,275	3,663,383	2,900
1 There were no transfers of securities between Level 1 and Level 2.

There were no changes in the fair value of securities measured using Level 3 prices during 2014. The following table provides a summary of these changes during 2013:

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

As discussed in Note 2. "Summary of Significant Accounting Policies," in this Form 10-K, the fair value of our Level 3 fixed income securities are typically obtained through non-binding broker quotes, which we review for reasonableness. At December 31, 2014 and December 31, 2013, there were no fixed income securities that were measured using Level 3 inputs. However, during 2013, securities with a fair value of $32.0 million were transferred out of Level 3 due to the availability of Level 2 pricing at December 31, 2013 that was not available previously.

Equity securities with a fair value of $2.9 million were measured using Level 3 inputs at December 31, 2014 and at
December 31, 2013. An equity security with a fair value of $4.6 million was transferred out of Level 3 during 2013 due to the availability of Level 2 pricing at the date of transfer. This security was subsequently sold for an amount that approximated the value at the transfer date. In addition, the receivable related to the sale of Selective HR was settled during 2013 and as a result was transferred out of Level 3.
The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at December 31, 2014 and 2013:

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,394	—	5,394	—
Obligations of states and political subdivisions	299,132	—	299,132	—
Corporate securities	21,422	—	21,422	—
ABS	2,823	—	2,823	—
CMBS	5,190	—	5,190	—
Total HTM fixed income securities	$333,961	—	333,961	—
Financial Liabilities
Notes payable:
1.25% borrowings from FHLBI	45,244	—	45,244	—
7.25% Senior Notes	59,181	—	59,181	—
6.70% Senior Notes	114,845	—	114,845	—
5.875% Senior Notes	185,000	185,000	—	—
Total notes payable	$404,270	185,000	219,270	$—

December 31, 2013		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,591	—	5,591	—
Obligations of states and political subdivisions	369,756	—	369,756	—
Corporate securities	30,274	—	30,274	—
ABS	3,415	—	3,415	—
CMBS	7,945	—	7,945	—
Total HTM fixed income securities	$416,981	—	416,981	—
Financial Liabilities
Notes payable:
2.90% borrowings from FHLBI	13,319	—	13,319	—
1.25% borrowings from FHLBI	45,259	—	45,259	—
7.25% Senior Notes	50,887	—	50,887	—
6.70% Senior Notes	98,247	—	98,247	—
5.875% Senior Notes	146,298	146,298	—	—
Total notes payable	$354,010	146,298	207,712	—

Note 8. Reinsurance
Our Financial Statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are prepared to accept. Our major treaties covering property, property catastrophe, and casualty business are excess of loss contracts. In addition, we have an intercompany quota share pooling arrangement and other minor quota share treaties.

As a Standard Commercial Lines and E&S Lines writer, we are required to participate in Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2015, our deductible is approximately $254 million. For losses above the deductible, the federal government will pay 85% of losses to an industry limit of $100 billion, and the insurer retains 15%. The federal share of losses will be reduced by 1% each year to 80% by 2020.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $6.9 million at December 31, 2014 and $5.1 million at December 31, 2013.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2014		As of December 31, 2013
($ in thousands)	Reinsurance Balances	% of Net Unsecured Reinsurance	Reinsurance Balances	% of Net Unsecured Reinsurance
Total reinsurance recoverables	$581,548		$550,897
Total prepaid reinsurance premiums	146,993		143,000
Less: collateral[1]	(114,843)		(119,732)
Net unsecured reinsurance balances	613,698		574,165

Federal and state pools[2]:
NFIP	172,547	28	177,637	31
NJ Unsatisfied Claim Judgment Fund	76,342	13	71,732	12
Other	2,557	—	3,034	1
Total federal and state pools	251,446	41	252,403	44

Remaining unsecured reinsurance	362,252	59	321,762	56

Hannover Ruckversicherungs AG (A.M. Best rated “A+”)	79,864	13	72,565	13
Munich Re Group (A.M. Best rated “A+”)	78,347	13	69,749	12
Swiss Re Group (A.M. Best rated “A+”)	55,026	9	48,234	8
AXIS Reinsurance Company (A.M. Best rated “A+”)	51,014	8	45,114	8
Partner Reinsurance Company of the U.S. (A.M. Best rated “A+”)	25,424	4	25,730	4
QBE Reinsurance Corporation (A.M. Best rated "A")	13,069	2	15,665	3
All other reinsurers	59,508	10	44,705	8
Total	$362,252	59%	$321,762	56%
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2014	2013	2012
Premiums written:
Direct	$2,228,270	2,133,793	1,955,667
Assumed	26,306	43,650	50,938
Ceded	(369,296)	(367,284)	(339,722)
Net	$1,885,280	1,810,159	1,666,883

Premiums earned:
Direct	$2,183,258	2,048,530	1,873,007
Assumed	34,653	44,464	65,884
Ceded	(365,302)	(356,922)	(354,772)
Net	$1,852,609	1,736,072	1,584,119

Losses and loss expenses incurred:
Direct	$1,314,864	1,370,293	2,394,640
Assumed	26,187	32,678	29,175
Ceded	(183,550)	(281,233)	(1,302,825)
Net	$1,157,501	1,121,738	1,120,990

Direct and ceded losses and loss expenses decreased significantly in 2013, primarily due to the impact of Superstorm Sandy, for which $1.1 billion in flood losses were ceded to the federal government in 2012.
The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2014	2013	2012
Ceded premiums written	$(237,718)	(236,309)	(221,094)
Ceded premiums earned	(234,224)	(228,650)	(212,177)
Ceded losses and loss expenses incurred	(57,323)	(183,142)	(1,119,303)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2014	2013	2012
Gross reserves for losses and loss expenses, at beginning of year	$3,349,770	4,068,941	3,144,924
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	540,839	1,409,755	549,490
Net reserves for losses and loss expenses, at beginning of year	2,808,931	2,659,186	2,595,434
Incurred losses and loss expenses for claims occurring in the:
Current year	1,216,770	1,147,263	1,146,591
Prior years	(59,269)	(25,525)	(25,601)
Total incurred losses and loss expenses	1,157,501	1,121,738	1,120,990
Paid losses and loss expenses for claims occurring in the:
Current year	468,478	399,559	424,496
Prior years	592,062	572,434	632,742
Total paid losses and loss expenses	1,060,540	971,993	1,057,238
Net reserves for losses and loss expenses, at end of year	2,905,892	2,808,931	2,659,186
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of year	571,978	540,839	1,409,755
Gross reserves for losses and loss expenses at end of year	$3,477,870	3,349,770	4,068,941

The net losses and loss expense reserves increased by $97.0 million in 2014, $149.7 million in 2013, and $63.8 million in 2012. The losses and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $65.1 million for 2014, $61.0 million for 2013, and $62.2 million for 2012. The changes in the net losses and loss expense reserves were the result of growth in exposures, particularly associated with our E&S Lines of business, anticipated loss trends, changes in reinsurance retentions, and normal reserve changes inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2014, we experienced overall favorable loss development of approximately $59.3 million, compared to $25.5 million in both 2013 and 2012. The following table summarizes the prior year development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2014	2013	2012
General Liability	$(43.9)	(20.0)	2.5
Commercial Automobile	(4.1)	(4.5)	(8.5)
Workers Compensation	—	23.5	2.5
Businessowners' Policies	1.9	(9.5)	(9.0)
Commercial Property	(2.1)	(7.5)	(3.5)
Homeowners	(4.0)	(2.5)	(9.0)
Personal Automobile	(10.8)	(3.0)	0.5
E&S	3.7	(2.0)	—
Other	—	—	(1.0)
Total	$(59.3)	(25.5)	(25.5)

The 2014 prior year favorable development of $59.3 million includes $48.2 million of favorable casualty development and $11.1 million of favorable property development. The property development was primarily related to a prior year reinsurance recoverable. The favorable casualty development was largely driven by the general liability and personal automobile lines of business. These lines have both experienced increasingly favorable development in recent years. Conversely, businessowners’ policies and our E&S Lines experienced unfavorable emergence in 2014, which was a reversal from 2013. Our workers compensation line had no development in 2014, after experiencing unfavorable development of $23.5 million last year.

By accident year, the majority of the favorable development was attributable to accident years 2010 through 2012, although earlier accident years also developed favorably. General liability, commercial automobile, and personal automobile all contributed to this development, partially offset by businessowners’ liability. The general liability line of business was the primary driver of this favorable development, which was partially driven by lower severities in the 2010 through 2012 accident years, within both the premises and operations and products liability coverages. In addition, accident years 2011 and 2012 continue to show lower than expected claim counts. The overall favorable development for accident years 2012 and prior was partially offset by unfavorable development in accident year 2013, which was largely attributable to commercial automobile liability, and partially E&S casualty.

The 2013 prior year favorable development of $25.5 million includes $14.5 million of favorable casualty development and $11.0 million of favorable property development. The property development was primarily related to favorable non-catastrophe loss activity, mostly in the 2012 accident year. The casualty lines were driven largely by favorable development in accident years 2006 through 2010, with lower than expected severities in general liability and commercial automobile. Partially offsetting this favorable development was: (i) unfavorable development in our workers compensation line driven by assisted living claims; and (ii) unfavorable development in accident year 2012 in our commercial automobile line of business driven by higher than expected severities.

The 2012 prior year favorable development of $25.5 million includes $18.0 million of casualty development and $7.5 million of property development. The property development was primarily related to the favorable non-catastrophe loss activity that occurred in the first quarter of 2012 mostly in the 2011 accident year. The casualty lines were driven by favorable development in the 2007 through 2009 accident years, partially offset by unfavorable development in accident year 2011. The favorable development was driven by lower than expected severities in all of the major casualty lines, which represents a consistent trend in recent years. The unfavorable development in accident year 2011 was driven by: (i) higher than expected severities in the workers compensation and general liability lines; and (ii) higher than expected frequencies in the commercial auto line. This was partially offset by continued favorable development in the homeowners' liability line, due to lower expected severity for this year.

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

The following table details our losses and loss expense reserves for various asbestos and environmental claims:

	2014
($ in millions)	Gross	Net
Asbestos	$8.8	7.3
Landfill sites	11.5	6.6
Leaking underground storage tanks	10.4	9.1
Total	$30.7	23.0

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

The following table provides a roll forward of gross and net asbestos and environmental incurred losses and loss expenses and related reserves thereon:

	2014		2013		2012
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$8,897	7,518	9,170	7,791	8,412	6,586
Incurred losses and loss expenses	60	—	—	—	1,696	2,000
Less: losses and loss expenses paid	(206)	(204)	(273)	(273)	(938)	(795)
Reserves for losses and loss expenses at the end of year	$8,751	7,314	8,897	7,518	9,170	7,791

Environmental
Reserves for losses and loss expenses at beginning of year	$23,867	17,649	26,405	19,978	27,600	21,330
Incurred losses and loss expenses	107	—	347	68	1,363	1,000
Less: losses and loss expenses paid	(2,072)	(1,969)	(2,885)	(2,397)	(2,558)	(2,352)
Reserves for losses and loss expenses at the end of year	$21,902	15,680	23,867	17,649	26,405	19,978

Total Asbestos and Environmental Claims
Reserves for losses and loss expenses at beginning of year	$32,764	25,167	35,575	27,769	36,012	27,916
Incurred losses and loss expenses	167	—	347	68	3,059	3,000
Less: losses and loss expenses paid	(2,278)	(2,173)	(3,158)	(2,670)	(3,496)	(3,147)
Reserves for losses and loss expenses at the end of year	$30,653	22,994	32,764	25,167	35,575	27,769

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

(2) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined and invested in the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment was $2.9 million at December 31, 2014 and December 31, 2013, respectively. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. All borrowings from FHLBI are required to be secured by certain investments.

The following is a summary of the Indiana Subsidiaries’ borrowings from the FHLBI:

•
In 2011, the Indiana Subsidiaries borrowed $45 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 1.25%, which is paid on the 15th of every month. The principal amount is due on December 16, 2016. These funds were loaned to the Parent for use in the acquisition of Mesa Underwriters Specialty Insurance Company ("MUSIC") on December 31, 2011.

•
In 2009, the Indiana Subsidiaries borrowed $13 million in the aggregate from the FHLBI. The unpaid principal amount accrues interest of 2.9%, which was paid on the 15th of every month. These funds were loaned to the Parent to be used for general corporate purposes. The principal amount was paid in full on December 15, 2014.

•
In January 2015, the Indiana Subsidiaries borrowed $15 million in the aggregate from the FHLBI for general corporate purposes. The unpaid principal amount accrues interest of 0.63%, which is paid on the 15th of every month. The principal amount is due on July 22, 2016.

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

(b) Short-Term Debt
Our Line of Credit was renewed effective September 26, 2013, with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There have been no balances outstanding under this Line of Credit at December 31, 2014 or at any time during 2014.

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

 The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2014	December 31, 2014
Consolidated net worth	$881 million	$1.3 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.2%
A.M. Best financial strength rating	Minimum of A-	A
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

Note 11. Segment Information
We classify our business into four reportable segments:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial customers, who are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our Standard Commercial Lines, Standard Personal Lines, and E&S Lines, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

We revised our reporting segments to the above in 2014 because:

•
The revised segments reflect the way we currently manage our business and allocate resources and therefore, our previously-reported segment of "Standard Insurance Operations" is now "Standard Commercial Lines" and "Standard Personal Lines." Historically, we focused our service model predominantly on our distribution partners. We now focus our customer service model on our policyholders, the servicing of which is shared by us and our distribution partners. This change in focus not only heightens awareness of our brand with our distribution partners, but it increases our brand recognition with our policyholders.

•
We implemented changes related to our field model as we realigned the responsibilities of certain management positions and their related field employees. This realignment included redeploying certain field employees to focus solely on Standard Personal Lines marketing, instead of sharing responsibilities between both Standard Personal Lines and Standard Commercial Lines business. Our Agency Management Specialists continue to be a central focus of our field model, with responsibility for managing the growth and profitability of their territories and underwriting new Standard Commercial Lines accounts.

•	We are in the process of implementing organizational changes that realign executive leadership roles over Standard Personal Lines and Standard Commercial Lines.
We remain an account underwriter within Standard Commercial Lines and Standard Personal Lines, as evidenced by the fact that we do not actively market certain mono-line business, such as workers compensation and homeowners coverages.
Our E&S Lines remain a separate segment as their customers and distribution channel have different characteristics than that of our Standard Commercial Lines and Standard Personal Lines. In addition, our Investment segment continues to be managed separately and distinctly from our insurance segments, therefore it continues to meet the definition of a segment for us.
All prior year information contained in this Form 10-K has been restated to reflect our revised segments.

The disaggregated results of our four segments are used by senior management to manage our operations. These segments are evaluated as follows:

•
Standard Commercial Lines, Standard Personal Lines, and our E&S Lines are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios; and

•	Our Investments segment is evaluated based on after-tax net investment income and net realized gains and losses.

Our combined insurance segments are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2014, approximately 23% of net premiums written were related to insurance policies written in New Jersey.

The goodwill balance of $7.8 million at both December 31, 2014 and 2013 relates to our Standard Commercial Lines reporting unit.

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

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment
Years ended December 31,
($ in thousands)	2014	2013	2012
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$333,310	310,994	288,010
Workers compensation	274,585	267,612	262,108
General liability	444,938	405,322	373,381
Commercial property	244,792	224,412	202,340
Businessowners’ policies	85,788	77,097	68,462
Bonds	19,288	19,000	18,891
Other	13,011	12,182	12,143
Miscellaneous income	14,747	10,253	7,003
Total Standard Commercial Lines revenue	1,430,459	1,326,872	1,232,338
Standard Personal Lines:
Net premiums earned:
Personal automobile	151,317	152,005	152,142
Homeowners	134,273	127,991	113,850
Other	11,157	14,336	13,563
Miscellaneous income	1,834	1,948	1,824
Total Standard Personal Lines revenue	298,581	296,280	281,379
E&S Lines:
Net premiums earned:
General liability	96,142	88,761	59,721
Commercial property	38,572	32,054	17,698
Commercial automobile	5,436	4,306	1,810
Miscellaneous income	17	—	—
Total E&S Lines revenue	140,167	125,121	79,229
Investments:
Net investment income	138,708	134,643	131,877
Net realized investment gains	26,599	20,732	8,988
Total investment revenues	165,307	155,375	140,865
Total all segments	2,034,514	1,903,648	1,733,811
Other income	347	93	291
Total revenues from continuing operations	$2,034,861	1,903,741	1,734,102

Income from Continuing Operations before Federal Income Tax
Years ended December 31,
($ in thousands)	2014	2013	2012
Standard Commercial Lines:
Underwriting gain (loss), before federal income tax	$61,221	33,856	(40,935)
GAAP combined ratio	95.7%	97.4	103.3
Statutory combined ratio	95.5%	97.1	103.0

Standard Personal Lines:
Underwriting gain (loss), before federal income tax	16,536	8,645	(3,514)
GAAP combined ratio	94.4%	97.1%	101.3%
Statutory combined ratio	94.5%	96.9%	100.7%

E&S Lines:
Underwriting gain (loss), before federal income tax	386	(3,735)	(19,558)
GAAP combined ratio	99.7%	103.0	124.7
Statutory combined ratio	99.2%	102.9	118.8

Investments:
Net investment income	138,708	134,643	131,877
Net realized investment gains	26,599	20,732	8,988
Total investment income, before federal income tax	165,307	155,375	140,865
Tax on investment income	43,811	40,489	34,758
Total investment income, after federal income tax	$121,496	114,886	106,107

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax
Years ended December 31,
($ in thousands)	2014	2013	2012
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$61,221	33,856	(40,935)
Standard Personal Lines	16,536	8,645	(3,514)
E&S Lines	386	(3,735)	(19,558)
Investment income, before federal income tax	165,307	155,375	140,865
Total all segments	243,450	194,141	76,858
Interest expense	(22,086)	(22,538)	(18,872)
General corporate and other expenses	(24,233)	(27,801)	(20,351)
Income from continuing operations, before federal income tax	$197,131	143,802	37,635

Note 12. Discontinued Operations
In the fourth quarter of 2009, we sold 100% of our interest in Selective HR for proceeds to be received over a 10-year period. These proceeds were based on the ability of the purchaser to retain and generate new worksite lives though the independent agents who distribute the products. In 2013, we settled the remaining receivable for an aggregate of $1.0 million, which was received in two installments during the second quarter of 2013, in full and final settlement of the contingent purchase price. An impairment of $1.5 million, pre tax, was recorded in the first quarter of 2013 and is included in "Loss on disposal of discontinued operations, net of tax" in the Consolidated Statements of Income.

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2014	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$141,827	56,310	$2.52

Effect of dilutive securities:
Stock compensation plans	—	1,041

Diluted EPS:
Net income available to common stockholders	$141,827	57,351	$2.47

2013	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$107,415	55,638	$1.93
Net loss on disposal of discontinued operations	(997)	55,638	(0.02)
Net income available to common stockholders	$106,418	55,638	$1.91

Effect of dilutive securities:
Stock compensation plans	—	1,172

Diluted EPS:
Net income from continuing operations	$107,415	56,810	$1.89
Net loss on disposal of discontinued operations	(997)	56,810	(0.02)
Net income available to common stockholders	$106,418	56,810	$1.87

2012	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$37,963	54,880	$0.69

Effect of dilutive securities:
Stock compensation plans	—	1,053

Diluted EPS:
Net income available to common stockholders	$37,963	55,933	$0.68

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2014	2013	2012
Tax at statutory rate of 35%	$68,996	50,331	13,172
Tax-advantaged interest	(12,926)	(12,718)	(13,285)
Dividends received deduction	(1,121)	(1,174)	(1,260)
Other	355	(52)	1,045
Federal income tax expense (benefit) from continuing operations	$55,304	36,387	(328)

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2014	2013
Deferred tax assets:
Net loss reserve discounting	$84,502	87,967
Net unearned premiums	66,470	64,167
Employee benefits	33,721	19,912
Long-term incentive compensation plans	13,625	12,904
Temporary investment write-downs	3,939	7,586
Net operating loss	2,136	2,818
Alternative minimum tax and other business tax credits	7,826	17,042
Other	8,811	10,088
Total deferred tax assets	221,030	222,484
Deferred tax liabilities:
Deferred policy acquisition costs	63,242	59,164
Unrealized gains on investment securities	43,289	31,345
Other investment-related items, net	5,088	618
Accelerated depreciation and amortization	10,962	8,744
Total deferred tax liabilities	122,581	99,871
Net deferred federal income tax asset	$98,449	122,613

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2014 or 2013.

As of December 31, 2014, we had federal tax net operating loss carryforwards (“NOL”) of $6.1 million. These NOLs, which are subject to an annual limitation of $1.9 million, will expire between 2029 and 2031 as follows:

($ in thousands)	Gross NOL	Tax Effected NOL
2029	$2,024	708
2030	3,999	1,400
2031	79	28
Total NOL carryforwards	6,102	2,136

Our alternative minimum tax credits, which are available to offset future regular taxable income, can be carried forward for an unlimited period of time.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $20.2 million at December 31, 2014, $19.2 million at December 31, 2013, and $17.7 million at December 31, 2012.

We have analyzed our tax positions in all open tax years, which as of December 31, 2014 were 2011 through 2013. The IRS recently completed a limited scope examination of the 2007 through 2010 tax years, which resulted in no material changes. We do not have unrecognized tax expense or benefit as of December 31, 2014.

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

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan to employees who meet eligibility requirements. Participants can contribute 2% to 50% of their defined compensation to the Retirement Savings Plan not to exceed limits established by the IRS. Employees age 50 or older who are contributing the maximum may make additional contributions not to exceed the additional amount permitted by the IRS. Subject to IRS limits, the following table presents information regarding plan terms:

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

Employer contributions to the Retirement Savings Plan amounted to $13.4 million in 2014, $12.2 million in 2013, and $8.2 million in 2012.

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

In addition to the deferrals elected by the Participants, SICA may choose to make matching contributions to the deferral accounts of some or all Participants to the extent a Participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. SICA may also choose at any time to make discretionary contributions to the deferral account of any Participant in our sole discretion. No discretionary contributions were made in 2014, 2013, or 2012. SICA contributed $0.2 million in both 2014 and 2013, and a nominal amount in 2012 to the Deferred Compensation Plan.

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

The Retirement Income Plan was previously amended as of July 1, 2002 to provide for different calculations based on service with SICA as of that date. Monthly benefits payable under the Retirement Income Plan at normal retirement age are computed under the terms of those calculations. The earliest retirement age is age 55 with 10 years of service or the attainment of 70 points (age plus years of service). If a participant chooses to begin receiving benefits before their 65th birthday, the amount of the participant's monthly benefit would be reduced in accordance with the provisions of the plan. At retirement, participants receive monthly pension payments and may choose among five payment options, including joint and survivor options.

The funding policy provides that payments to the pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of Directors of SICA may approve from time to time.

The funded status of the Retirement Income Plan and Retirement Life Plan was recognized in the Consolidated Balance Sheets for 2014 and 2013, the details of which are as follows:

December 31,	Retirement Income Plan		Retirement Life Plan
($ in thousands)	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation, beginning of year	$256,404	302,647	6,201	6,471
Service cost	5,920	7,517	—	—
Interest cost	13,126	12,477	298	283
Actuarial losses (gains)	62,935	(29,656)	180	(224)
Benefits paid	(7,344)	(6,978)	(307)	(329)
Impact of curtailment	—	(29,603)	—	—
Benefit obligation, end of year	$331,041	256,404	6,372	6,201

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$225,817	207,150	—	—
Actual return on plan assets, net of expenses	24,649	15,925	—	—
Contributions by the employer to funded plans	10,210	9,600	—	—
Contributions by the employer to unfunded plans	121	120	—	—
Benefits paid	(7,344)	(6,978)	—	—
Fair value of assets, end of year	$253,453	225,817	—	—

Funded status	$(77,588)	(30,587)	(6,372)	(6,201)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(77,588)	(30,587)	(6,372)	(6,201)
Net pension liability, end of year	$(77,588)	(30,587)	(6,372)	(6,201)

Amounts Recognized in AOCI:
Net actuarial loss	$91,758	39,640	1,480	1,363
Total	$91,758	39,640	1,480	1,363

Other Information as of December 31:
Accumulated benefit obligation	326,538	250,546	—	—

Weighted-Average Liability Assumptions as of December 31:
Discount rate	4.29%	5.16	4.08	4.85
Rate of compensation increase	4.00%	4.00	—	—

	Retirement Income Plan			Retirement Life Plan
($ in thousands)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$5,920	7,517	8,091	—	—	—
Interest cost	13,126	12,477	12,981	298	283	302
Expected return on plan assets	(15,671)	(15,755)	(14,206)	—	—	—
Amortization of unrecognized prior service cost	—	10	150	—	—	—
Amortization of unrecognized actuarial loss	1,839	4,294	5,863	63	80	40
Curtailment expense	—	16	—	—	—	—
Total net periodic cost	$5,214	8,559	12,879	361	363	342

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$53,956	(59,430)	25,906	180	(224)	660
Reversal of amortization of net actuarial loss	(1,839)	(4,294)	(5,863)	(63)	(80)	(40)
Reversal of amortization of prior service cost	—	(10)	(150)	—	—	—
Curtailment expense	—	(16)	—	—	—	—
Total recognized in other comprehensive income	$52,117	(63,750)	19,893	117	(304)	620

Total recognized in net periodic benefit cost and other comprehensive income	$57,331	(55,191)	32,772	478	59	962

The amortization of prior service cost related to the Retirement Income Plan and Retirement Life Plan is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plans.

The estimated net actuarial loss for the Retirement Income Plan and Retirement Life Plan that will be amortized from AOCI into net periodic benefit cost during the 2015 fiscal year are $6.8 million and $0.1 million, respectively.

	Retirement Income Plan			Retirement Life Plan
	2014	2013	2012	2014	2013	2012
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate[1]	5.16%	4.66	5.16	4.85	4.42	5.16
Expected return on plan assets	6.92%	7.40	7.75	—	—	—
Rate of compensation increase	4.00%	4.00	4.00	—	—	—
1Discount rate for the Retirement Income Plan changed from 4.42% as of December 31, 2012 to 4.66% as of March 31, 2013 due to the remeasurement that was performed with the curtailment of the Plan.

Our latest measurement date was December 31, 2014 and we lowered our expected return on plan assets to 6.27%, reflecting the lower interest rate environment, coupled with our investment strategy to closer match the duration of the assets and liabilities of the Retirement Income Plan. Our expected return is within a reasonable range considering the lower interest rate environment, as well as our actual 8.3% annualized return achieved since plan inception for all plan assets.

Our 2014 discount rate used to value the liability was 4.29% for the Retirement Income Plan and 4.08% for the Retirement Life Plan. When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the plans' obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled.

Our 2014 mortality assumption used to value the liability was based on RP-2014, which is the mortality table that was approved by the Society of Actuaries in the fourth quarter of 2014.

Plan Assets
Assets of the Retirement Income Plan are invested to ensure that principal is preserved and enhanced over time. In addition, the Retirement Income Plan is expected to perform above average relative to comparable funds without assuming undue risk, and to add value through active management. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns. The Retirement Income Plan's exposure to a concentration of credit risk is limited by the diversification of investments across varied financial instruments, including common stocks, mutual funds, non-publicly traded stocks, investments in limited partnerships, fixed income securities, and short-term investments. Allocations to these instruments may vary from time to time. In 2015, we will continue to phase in adjustments to the asset allocation of the Retirement Income Plan to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved.

The Retirement Income Plan’s equity investments may not contain investments in any one security greater than 8% of the portfolio value without notification to our management investment committee, nor have more than 5% of the outstanding shares of any one corporation or other entity. The use of derivative instruments is permitted under certain circumstances, but shall not be used for unrelated speculative hedging or to apply leverage to portfolio positions. Within the alternative investments portfolio, some leverage is permitted as defined and limited by the partnership agreements.

The plan’s target ranges, as well as the actual weighted average asset allocation by asset class, at December 31 were as follows:

	2014		2013
	Target Ranges	Actual Percentage	Actual Percentage
Long duration fixed income	55%- 100%	59%	55%
Global equity	0%- 45%	25%	27%
Global Asset Allocation[1]	—%	11%	12%
Private equity[1,2]	—%	4%	5%
Cash and short-term investments[1]	—%	1%	1%
Total	—%	100%	100%

1 These asset classes do not have target ranges, as these exposures will be phased out over time as we opportunistically migrate to long duration fixed income security strategies.
2 Includes limited partnerships.

The Retirement Income Plan had no investments in the Parent’s common stock as of December 31, 2014 or 2013.

The fair value of our Retirement Income Plan investments is generated using various valuation techniques. We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy, for equity and fixed income securities and short-term investments held in the Retirement Income Plan.

The techniques used to determine the fair value of the Retirement Income Plan’s remaining invested assets are as follows:

•
Valuations for the majority of the investment funds utilize the market approach wherein the quoted prices in the active market for identical assets are used. These investment funds are traded in active markets at their net asset value per share. There are no restrictions on the redemption of these investments and we do not have any contractual obligations to further invest in any of the individual mutual funds. These investments are classified as Level 1 in the fair value hierarchy. Valuations of non-publicly traded investment funds are based upon the observable and verifiable market values of the underlying publicly traded securities and therefore are classified as Level 2 within the fair value hierarchy.

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

The following tables provide quantitative disclosures of the Retirement Income Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2014		Fair Value Measurements at 12/31/14 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/14	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long duration fixed income:
Global asset allocation fund	$27,782	27,782	—	—
Extended duration fixed income	120,532	120,532	—	—
Total long duration fixed income	148,314	148,314	—	—
Global equity:
Non-U.S. equity	16,852	5,438	11,414	—
U.S. equity	47,719	47,719	—	—
Total global equity	64,571	53,157	11,414	—
Global asset allocation	27,842	27,842	—	—
Private equity (limited partnerships):
Equity long/short hedge	41	—	—	41
Private equity	8,136	—	—	8,136
Real estate	2,215	—	—	2,215
Total private equity	10,392	—	—	10,392
Cash and short-term investments:
Short-term investments	1,222	1,222	—	—
Deposit administration contracts	1,180	—	1,180	—
Total cash and short-term investments	2,402	1,222	1,180	—
Total invested assets	$253,521	230,535	12,594	10,392

December 31, 2013		Fair Value Measurements at 12/31/13 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/13	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long duration fixed income:
Global asset allocation fund	$26,984	26,984	—	—
Extended duration fixed income	96,920	96,920	—	—
Total long duration fixed income	123,904	123,904	—	—
Global equity:
Non-U.S. equity	17,548	5,574	11,974	—
U.S. equity	43,112	43,112	—	—
Total global equity	60,660	48,686	11,974	—
Global asset allocation	27,257	27,257	—	—
Private equity (limited partnerships):
Equity long/short hedge	41	—	—	41
Private equity	9,899	—	—	9,899
Real estate	2,219	—	—	2,219
Total private equity	12,159	—	—	12,159
Cash and short-term investments:
Short-term investments	963	963	—	—
Deposit administration contracts	1,023	—	1,023	—
Total cash and short-term investments	1,986	963	1,023	—
Total invested assets	$225,966	200,810	12,997	12,159

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

Investments in Limited Partnerships
($ in thousands)	2014	2013
Fair value, beginning of year	$12,159	12,631
Total gains (realized and unrealized)
included in changes in net assets	1,586	2,131
Purchases	334	560
Sales	—	—
Issuances	—	—
Settlements	(3,687)	(3,163)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, end of year	$10,392	12,159

The following table outlines a summary of our alternative investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Alternative Investments	Carrying Value		2014
	December 31,	December 31,	Remaining
($ in thousands)	2014	2013	Amount
Equity long/short hedge	$41	41	—
Private equity	8,136	9,899	3,019
Real estate	2,215	2,219	536
Total alternative investments	$10,392	12,159	3,555

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

At December 31, 2014, the Retirement Income Plan had contractual obligations that expire at various dates through 2022 to further invest up to $3.6 million in alternative investments. There is no certainty that any such additional investment will be required. The Retirement Income Plan currently receives distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2022.

Contributions
We presently anticipate contributing $11.9 million to the Retirement Income Plan in 2015, none of which represents minimum required contribution amounts.

Benefit Payments

($ in thousands)	Retirement Income Plan	Retirement Life Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2015	$9,240	343
2016	10,330	348
2017	11,400	353
2018	12,493	357
2019	13,532	362
2020-2024	82,802	1,865

Note 16. Share-Based Payments
The following is a brief description of each of our share-based compensation plans:

2014 Omnibus Stock Plan
The Parent's 2014 Omnibus Stock Plan ("Stock Plan") was approved effective as of May 1, 2014 by stockholders on April 23, 2014. Under the Stock Plan, the Parent's Board of Directors' Salary and Employee Benefits Committee ("SEBC") may grant qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock, in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Stock Plan. Each award granted under the Stock Plan (except unconditional stock grants and stock grants issued under the Parent's Non-Employee Directors' Compensation and Deferral Plan, as amended and restated effective as of May 1, 2014) shall be evidenced by an agreement containing such restrictions as the SEBC may, in its sole discretion, deem necessary or desirable and which are not in conflict with the terms of the Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. During 2014, we granted 4,023 RSUs and had no forfeitures under the Stock Plan. No options to purchase common stock were granted in 2014 under the Stock Plan. As of December 31, 2014, 3,500,000 shares of the Parent's common stock were authorized under the Stock Plan and 3,491,894 shares remained available for issuance under the Stock Plan.

For RSUs granted under the Stock Plan in 2014, dividend equivalent units ("DEUs") are earned during the vesting period. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. We accrued DEUs equivalent to 43 shares of the Parent's common stock in 2014. No shares were issued pursuant to vested DEUs in 2014. The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the related RSUs.

2005 Omnibus Stock Plan
The Parent's 2005 Omnibus Stock Plan was approved effective as of April 1, 2005 by stockholders on April 27, 2005, and was amended and restated effective as of May 1, 2010 on April 28, 2010 ("2005 Stock Plan"). With the approval of the 2014 Stock Plan, no further grants are available under the 2005 Stock Plan, although awards outstanding under the 2005 Stock Plan continue in effect according to the terms thereof and any applicable award agreements. In addition, with the 2005 Stock Plan's approval, no further grants were available under the: (i) Parent's Stock Option Plan III, as amended ("Stock Option Plan III"); (ii) Parent's Stock Option Plan for Directors, as amended ("Stock Option Plan for Directors"); or (iii) Parent's Stock Compensation Plan for Non-employee Directors, as amended ("Stock Compensation Plan for Non-employee Directors"), but awards outstanding under these plans continue in effect according to the terms of those plans and any applicable award agreements.

Under the 2005 Stock Plan, the SEBC could grant stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. Each award granted under the 2005 Stock Plan (except unconditional stock grants and the cash component of Director compensation) was evidenced by an agreement containing such restrictions as the SEBC, in its sole discretion, deemed necessary or desirable and which were not in conflict with the terms of the 2005 Stock Plan. The maximum exercise period for an option granted under this plan was 10 years from the date of the grant.

We granted, net of forfeitures, 354,357 RSUs in 2014, 376,163 RSUs in 2013, and 326,213 RSUs in 2012 under the 2005 Stock Plan. No options to purchase common stock were granted in 2014, 2013, or 2012. As of December 31, 2014, 3,035,652 shares of the Parent's common stock were in the reserve for the 2005 Stock Plan.

During the vesting period, DEUs are earned on RSUs. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. We accrued DEUs equivalent to 24,010 shares of the Parent's common stock in 2014, 23,505 shares in 2013, and 32,558 shares in 2012. In addition, 30,991 shares of the Parent's common stock were issued pursuant to vested DEUs in 2014, 39,296 shares were issued pursuant to vested DEUs in 2013, and 48,224 shares were issued pursuant to vested DEUs in 2012. The DEUs are subject to the same vesting period and conditions set forth in the award agreements for the related RSUs.

Cash Incentive Plan
The Parent's Cash Incentive Plan was approved effective April 1, 2005 by stockholders on April 27, 2005, and amended and restated effective as of May 1, 2010 and May 1, 2014 (the “Cash Incentive Plan”) pursuant to stockholder approvals on April 28, 2010 and April 23, 2014, respectively. Under the Cash Incentive Plan, the SEBC may grant cash incentive units in such amounts and with such terms and conditions as it shall determine, subject to the provisions of the Cash Incentive Plan. The initial dollar value of these grants will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of cash incentive units granted will be increased or decreased to reflect our performance on specified indicators as compared to targeted peer companies. Each award granted under the Cash Incentive Plan shall be evidenced in such form as the SEBC may, in its sole discretion, deem necessary or desirable, subject to the terms of the Cash Incentive Plan. We granted, net of forfeitures, 60,305 cash incentive units during 2014, 55,365 cash incentive units during 2013, and 46,961 cash incentive units during 2012.

Stock Option Plan III
As of December 31, 2014, there were 223,440 shares of the Parent's common stock in the reserve for Stock Option Plan III, under which future grants ceased being available with the approval of the 2005 Stock Plan. Under Stock Option Plan III, employees were granted qualified and nonqualified stock options, with or without SARs, and restricted or unrestricted stock: (i) at not less than fair value on the date of grant, and (ii) subject to certain vesting restrictions determined by the SEBC. Restricted stock awards could be subject to achievement of performance objectives as determined by the SEBC. The maximum exercise period for an option grant under this plan was 10 years from the date of the grant.

Stock Option Plan for Directors
As of December 31, 2014, 36,000 shares of the Parent's common stock remained in the reserve for the Stock Option Plan for Directors, under which future grants ceased being available with the approval of the 2005 Stock Plan. Non-employee directors participated in this plan and automatically received an annual nonqualified option to purchase 6,000 shares of the Parent's common stock at not less than fair value on the date of grant, which is typically on March 1. Options under this plan vested on the first anniversary of the grant and must be exercised by the tenth anniversary of the grant.

Stock Compensation Plan for Non-employee Directors
As of December 31, 2014, there were 94,290 shares of the Parent's common stock available for issuance pursuant to outstanding stock option awards under the Stock Compensation Plan for Non-employee Directors, under which future grants ceased being available with the approval of the 2005 Stock Plan. Under the Stock Compensation Plan for Non-employee Directors, directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock. There were no issuances under this plan in 2014, 2013, and 2012.

Employee Stock Purchase Plan
On April 29, 2009, the Parent’s stockholders approved the Parent’s Employee Stock Purchase Plan (2009) (“ESPP”). This plan replaced the previous employee stock purchase savings plan under which no further purchases could be made as of July 1, 2009. Under the ESPP, there were 1,500,000 shares of the Parent's common stock authorized and 764,098 shares available for purchase as of December 31, 2014. The ESPP is available to all employees who meet the plan's eligibility requirements. The ESPP provides for the issuance of options to purchase shares of common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year. Under the ESPP, we issued 106,832 shares to employees during 2014, 122,951 shares during 2013, and 129,081 shares during 2012.

Agent Stock Purchase Plan
On July 27, 2010, the SEBC approved the Parent’s Amended and Restated Stock Purchase Plan for Independent Insurance Agencies ("Agent Plan") which made immaterial amendments to the plan approved by stockholders on April 26, 2006. Under the Agent Plan, there were 3,000,000 shares of the Parent’s common stock authorized and 2,019,296 shares available for purchase as of December 31, 2014. The Agent Plan provides for quarterly offerings in which our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, with contracts with the Insurance Subsidiaries can purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Under the Agent Plan, we issued 78,724 shares in 2014, 86,388 shares in 2013, and 89,723 shares in 2012, and charged to expense $0.2 million in each year, with a corresponding income tax benefit of $0.1 million in each year.

A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2013	903,439	$19.75
Granted in 2014	—	—
Exercised in 2014	161,940	20.41
Forfeited or expired in 2014	6,960	28.09
Outstanding at December 31, 2014	734,539	$19.52	3.42	$5,695
Exercisable at December 31, 2014	734,539	$19.52	3.42	$5,695

The total intrinsic value of options exercised was $0.8 million during 2014, $1.3 million in 2013, and $0.8 million in 2012.

A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2013	1,096,780	$18.73
Granted in 2014	374,963	21.58
Vested in 2014	378,150	17.47
Forfeited in 2014	16,583	19.19
Unvested RSU awards at December 31, 2014	1,077,010	$20.18

As of December 31, 2014, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $4.7 million. That expense is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of RSUs vested was $8.5 million for 2014, $9.1 million for 2013, and $8.4 million for 2012. In connection with the vested RSUs, the total value of the DEU shares that vested was $0.7 million in 2014, and $0.9 million during both 2013 and 2012.

At December 31, 2014, the liability recorded in connection with our Cash Incentive Plan was $21.9 million. The fair value of the liability is re-measured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the cash incentive units that, in accordance with the Cash Incentive Plan, is adjusted to reflect our performance on specified indicators as compared to targeted peer companies. The remaining cost associated with the cash incentive units is expected to be recognized over a weighted average period of 1.1 years. The cash incentive unit payments made were $9.0 million in 2014, $4.7 million in 2013, and $3.0 million in 2012.

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

	ESPP
	2014	2013	2012
Risk-free interest rate	0.07%	0.11	0.12
Expected term	6 months	6 months	6 months
Dividend yield	2.0%	2.4	2.9
Expected volatility	21%	19	24

The grant date fair value of RSUs is based on the market price of our common stock on the grant date, adjusted for the present value of our expected dividend payments. The expense recognized for share-based awards is based on the number of shares or units expected to be issued at the end of the performance period and the grant date fair value, and is amortized over the requisite service period.
The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2014, 2013, and 2012 is as follows:

	2014	2013	2012
RSUs	$21.58	21.03	17.62
ESPP:
Six month option	1.24	0.97	1.05
Discount of grant date market value	3.87	3.24	2.70
Total ESPP	5.11	4.21	3.75
Agent Plan:
Discount of grant date market value	2.42	2.40	1.76

Share-based compensation expense charged against net income before tax was $18.6 million for the year ended December 31, 2014 with a corresponding income tax benefit of $6.2 million. Share-based compensation expense that was charged against net income before tax was $19.9 million for the year ended December 31, 2013 and $13.8 million for the year ended December 31, 2012 with corresponding income tax benefits of $6.8 million and $4.8 million, respectively.

Note 17. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners. Rue Insurance also places insurance for our business operations. Our relationship with Rue Insurance has existed since 1928.

The following is a summary of transactions with Rue Insurance:

•
Rue Insurance placed insurance policies with the Insurance Subsidiaries. DPW associated with these policies were $9.0 million in 2014, $8.2 million in 2013, and $7.7 million in 2012. In return, the Insurance Subsidiaries paid standard market commissions to Rue Insurance of $1.6 million in 2014, $1.3 million in 2013, and $1.3 million in 2012 including supplemental commissions.

•
Rue Insurance has placed insurance coverage for us with other insurance companies for which Rue Insurance was paid commission pursuant to its agreements with those carriers in 2012. We paid premiums for such insurance coverage of $0.2 million in 2012.

In 2005, we established a private foundation, The Selective Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made contributions to the Foundation in the amount of $0.8 million in 2014, and $0.4 million in both 2013 and 2012.

Note 18. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2014, we had purchased such annuities with a present value of $15.0 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $15.6 million in 2014, $13.2 million in 2013, and $13.1 million in 2012. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2019. See Note 2(p) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 2014, the total future minimum rental commitments under non-cancelable leases were $44.9 million and such yearly amounts are as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2015	$3.1	$9.1	$12.2
2016	1.8	6.9	8.7
2017	0.8	5.9	6.7
2018	—	4.7	4.7
2019	—	3.7	3.7
After 2019	—	8.9	8.9
Total minimum payment required	$5.7	$39.2	$44.9

(c) At December 31, 2014, we have contractual obligations that expire at various dates through 2028 to invest up to an additional $68.4 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K.

Note 19. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. We expect that the ultimate liability, if any, with respect to such ordinary course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

Our Insurance Subsidiaries are from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Note 20. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2014, the various state insurance departments of domicile have adopted the March 2014 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2014	2013	2014	2013	2014	2013	2012
SICA	New Jersey	$338.8	309.2	493.0	463.4	83.9	53.1	29.8
Selective Way Insurance Company ("SWIC")	New Jersey	201.3	201.3	250.3	250.3	37.0	27.5	10.1
Selective Insurance Company of South Carolina ("SICSC")	Indiana	83.9	80.7	115.1	111.9	14.0	8.2	2.8
Selective Insurance Company of the Southeast ("SICSE")	Indiana	59.3	56.2	84.9	81.8	10.5	6.0	1.6
Selective Insurance Company of New York ("SICNY")	New York	54.9	51.5	82.6	79.3	10.3	6.9	2.7
Selective Insurance Company of New England ("SICNE")	New Jersey	5.3	4.7	35.4	34.9	4.4	3.1	0.6
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	18.4	14.2	61.3	57.0	9.1	2.5	1.5
MUSIC	New Jersey	(1.7)	(6.2)	66.8	62.3	7.3	5.2	0.9
Selective Casualty Insurance Company ("SCIC")	New Jersey	8.2	6.1	82.7	80.5	9.6	6.6	0.2
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	3.8	3.1	35.7	35.0	4.2	3.1	0.2
Total		$772.2	720.8	1,307.8	1,256.4	190.3	122.2	50.4

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC, by 4.5:1 based on their 2014 statutory financial statements. The negative unassigned surplus balance for MUSIC existed prior to our acquisition of this company in 2011. This company has not generated sufficient net income since our purchase to offset the existing negative surplus. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
The Parent pays dividends to stockholders from funds available at the holding company level. As of December 31, 2014, the Parent had an aggregate of $83.0 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than standard state insolvency restrictions, whereas our consolidated retained earnings of $1.3 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2015, the Insurance Subsidiaries have the ability to provide for $162.0 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions as is further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana-domiciled Insurance Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from SICSE and SICSC are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $46.4 million as of December 31, 2014, after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

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

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2014 for debt service, shareholder dividends, and general operating purposes:

Dividends		Twelve Months ended December 31, 2014
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$22.0
SWIC	New Jersey	18.2
SICSC	Indiana	5.0
SICSE	Indiana	2.0
SICNY	New York	2.5
SICNE	New Jersey	2.0
SAICNJ	New Jersey	1.0
SCIC	New Jersey	3.0
SFCIC	New Jersey	1.8
Total		$57.5

Based on the 2014 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2015 are as follows:

		2015
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$62.3
SWIC	New Jersey	32.7
SICSC	Indiana	14.0
SICSE	Indiana	10.5
SICNY	New York	8.3
SICNE	New Jersey	4.4
SAICNJ	New Jersey	8.9
MUSIC	New Jersey	7.3
SCIC	New Jersey	9.5
SFCIC	New Jersey	4.1
Total		$162.0

Note 21. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2014	2013	2014	2013	2014	2013	2014	2013
Net premiums earned	456,495	420,940	463,625	426,252	462,639	437,568	469,850	451,312
Net investment income earned	35,534	32,870	36,774	34,003	34,292	32,457	32,108	35,313
Net realized gains (losses)	7,218	3,355	4,539	5,154	15,231	13,431	(389)	(1,208)
Underwriting (loss) income	(5,015)	12,161	10,084	4,483	34,437	10,151	38,637	11,971
Net income from continuing operations	17,974	22,305	29,341	27,122	53,162	32,653	41,350	25,335
Loss on disposal of discontinued operations, net of tax	—	(997)	—	—	—	—	—	—
Net income	17,974	21,308	29,341	27,122	53,162	32,653	41,350	25,335
Other comprehensive income (loss)	16,678	27,881	26,483	(62,643)	(18,887)	(2,195)	(29,337)	7,768
Comprehensive income (loss)	34,652	49,189	55,824	(35,521)	34,275	30,458	12,013	33,103
Net income per share:
Basic	0.32	0.38	0.52	0.49	0.94	0.59	0.73	0.45
Diluted	0.31	0.38	0.51	0.48	0.93	0.57	0.72	0.44
Dividends to stockholders[1]	0.13	0.13	0.13	0.13	0.13	0.13	0.14	0.13
Price range of common stock:[2]
High	26.99	24.13	25.42	24.75	25.46	25.95	27.65	28.31
Low	21.38	19.53	22.14	19.58	21.97	22.61	22.01	23.55

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

1 See Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for a discussion of dividend restrictions.
2 These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 2, 2015 and ending February 13, 2015 was $25.49 to $28.08.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013, transitioning from the 1992 COSO Framework in the third quarter of 2014.

Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 26, 2015

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2014, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, Directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers" and "Information About Proposal 1- Election of Directors" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Information About Proposal 1, Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under "Executive Compensation" in the "Election of Directors" section of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under "Director Compensation" in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Management and Certain Beneficial Owners" in the "Information About Proposal 1- Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under “Transactions with Related Persons” in the "Information About Proposal 1- Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

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

PART IV

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The Financial Statements listed below are included in Item 8. "Financial Statements and Supplementary Data."

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 26, 2015
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 26, 2015
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 26, 2015
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 24, 2015
Paul D. Bauer
Director

*	February 24, 2015
Annabelle G. Bexiga
Director

*	February 24, 2015
A. David Brown
Director

*	February 24, 2015
John C. Burville
Director

*	February 24, 2015
Michael J. Morrissey
Director

*	February 24, 2015
Cynthia S. Nicholson
Director

*	February 24, 2015
Ronald L. O’Kelley
Director

*	February 24, 2015
William M. Rue
Director

*	February 24, 2015
John S. Scheid
Director

*	February 24, 2015
J. Brian Thebault
Director

*	February 24, 2015
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 26, 2015
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2014

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Foreign government obligations	$5,292	5,394	5,339
Obligations of states and political subdivisions	285,301	299,132	287,372
Public utilities	11,019	12,483	11,000
All other corporate securities	7,880	8,939	7,626
Asset-backed securities	2,818	2,823	2,363
Commercial mortgage-backed securities	4,869	5,190	4,437
Total fixed income securities, held-to-maturity	317,179	333,961	318,137

Available-for-sale:
U.S. government and government agencies	116,666	124,130	124,130
Foreign government obligations	27,035	27,831	27,831
Obligations of states and political subdivisions	1,208,776	1,246,264	1,246,264
Public utilities	149,006	150,977	150,977
All other corporate securities	1,614,421	1,648,829	1,648,829
Asset-backed securities	176,837	177,224	177,224
Commercial mortgage-backed securities	177,932	179,593	179,593
Residential mortgage-backed securities	505,113	511,274	511,274
Total fixed income securities, available-for-sale	3,975,786	4,066,122	4,066,122

Equity securities:
Common stock:
Public utilities	8,815	10,284	10,284
Banks, trust and insurance companies	30,187	35,348	35,348
Industrial, miscellaneous and all other	120,009	145,768	145,768
Total equity securities, available-for-sale	159,011	191,400	191,400
Short-term investments	131,972	131,972	131,972
Other investments	99,203		99,203
Total investments	$4,683,151		4,806,834

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2014	2013
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $49,890 – 2014; $55,447 – 2013)	$50,028	55,623
Short-term investments	16,605	15,399
Cash	16,367	193
Investment in subsidiaries	1,604,162	1,493,996
Current federal income tax	16,848	28,471
Deferred federal income tax	15,781	15,122
Other assets	7,268	9,410
Total assets	$1,727,059	1,618,214

Liabilities:
Notes payable	$334,297	334,414
Intercompany notes payable	88,961	102,721
Accrued long-term stock compensation	21,890	20,828
Other liabilities	6,325	6,323
Total liabilities	$451,473	464,286

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 99,947,933 – 2014; 99,120,235 – 2013	199,896	198,240
Additional paid-in capital	305,385	288,182
Retained earnings	1,313,440	1,202,015
Accumulated other comprehensive income	19,788	24,851
Treasury stock – at cost (shares: 43,353,181 – 2014; 43,198,622 – 2013)	(562,923)	(559,360)
Total stockholders’ equity	1,275,586	1,153,928
Total liabilities and stockholders’ equity	$1,727,059	1,618,214

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2014	2013	2012
Revenues:
Dividends from subsidiaries	$57,511	32,129	196,091
Net investment income earned	620	585	495
Other income	342	55	464
Total revenues	58,473	32,769	197,050

Expenses:
Interest expense	23,840	24,309	20,711
Other expenses	24,575	27,888	20,632
Total expenses	48,415	52,197	41,343

Income (loss) from continuing operations, before federal income tax	10,058	(19,428)	155,707

Federal income tax benefit:
Current	(15,920)	(22,779)	(4,602)
Deferred	(646)	4,835	(9,347)
Total federal income tax benefit	(16,566)	(17,944)	(13,949)

Net income (loss) from continuing operations before equity in undistributed income of subsidiaries	26,624	(1,484)	169,656

Equity in undistributed income of continuing subsidiaries, net of tax	115,203	108,899	—
Dividends in excess of continuing subsidiaries’ current year earnings	—	—	(131,693)

Net income from continuing operations	141,827	107,415	37,963

Loss on disposal of discontinued operations, net of tax of $(538) - 2013	—	(997)	—

Net income	$141,827	106,418	37,963

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2014	2013	2012
Operating Activities:
Net income	$141,827	106,418	37,963

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(115,203)	(108,899)	—
Dividends in excess of continuing subsidiaries’ current year income	—	—	131,693
Stock-based compensation expense	8,702	8,630	6,939
Loss on disposal of discontinued operations	—	997	—
Net realized gains	(2)	—	(219)
Amortization – other	1,421	4,353	450

Changes in assets and liabilities:
Increase in accrued long-term stock compensation	1,062	6,791	5,221
Decrease (increase) in net federal income taxes	10,977	(14,968)	4,897
Increase (decrease) in other assets and other liabilities	1,045	1,204	(7,014)
Net adjustments	(91,998)	(101,892)	141,967
Net cash provided by operating activities	49,829	4,526	179,930

Investing Activities:
Purchase of fixed income securities, available-for-sale	(18,511)	(21,708)	(148,604)
Redemption and maturities of fixed income securities, available-for-sale	23,210	6,432	118,371
Sale of fixed income securities, available-for-sale	300	—	8,973
Purchase of short-term investments	(102,717)	(241,748)	(106,539)
Sale of short-term investments	101,510	253,136	113,700
Capital contribution to subsidiaries	—	(57,125)	(139,122)
Purchase of subsidiary, net of cash acquired	—	—	255
Sale of subsidiary	—	1,225	751
Net cash provided by (used in) investing activities	3,792	(59,788)	(152,215)

Financing Activities:
Dividends to stockholders	(28,428)	(27,416)	(26,944)
Acquisition of treasury stock	(3,563)	(3,716)	(3,495)
Proceeds from notes payable, net of debt issuance costs	—	178,435	—
Net proceeds from stock purchase and compensation plans	7,283	7,119	4,840
Excess tax benefits from share-based payment arrangements	1,020	1,545	1,060
Repayment of notes payable	—	(100,000)	—
Principal payment on borrowings from subsidiaries	(13,759)	(722)	(3,688)
Net cash (used in) provided by financing activities	(37,447)	55,245	(28,227)

Net increase (decrease) in cash	16,174	(17)	(512)
Cash, beginning of year	193	210	722
Cash, end of year	$16,367	193	210

Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2014

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$147,285	3,000,796	734,697	1,415,712	—	870,018	295,774	188,699	1,441,047
Standard Personal Lines Segment	17,495	279,761	285,777	296,747	—	197,182	34,851	48,178	292,061
E&S Lines	20,828	197,313	75,345	140,150	—	90,301	33,670	15,793	152,172
Investments Segment	—	—	—	—	165,307	—	—	—	—
Total	$185,608	3,477,870	1,095,819	1,852,609	165,307	1,157,501	364,295	252,670	1,885,280

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2The total of “Amortization of deferred policy acquisition costs” of $364,295 and “Other operating expenses” of $252,670 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$624,470
Other income[3]	(16,598)
Other expenses[3]	9,093
Total	$616,965

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $347 and $24,580, respectively.

 Year ended December 31, 2013

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$138,397	2,877,087	708,861	1,316,619	—	831,261	270,443	181,059	1,380,740
Standard Personal Lines Segment	18,149	312,411	286,969	294,332	—	206,450	33,097	46,140	297,757
E&S Lines	16,435	160,272	63,325	125,121	—	84,027	28,288	16,541	131,662
Investments Segment	—	—	—	—	155,375	—	—	—	—
Total	$172,981	3,349,770	1,059,155	1,736,072	155,375	1,121,738	331,828	243,740	1,810,159

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $331,828 and “Other operating expenses” of $243,740 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$579,977
Other income[3]	(12,201)
Other expenses[3]	7,792
Total	$575,568

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $93 and $27,894, respectively.

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2012

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$123,861	2,753,556	642,032	1,225,335	—	853,143	247,016	166,111	1,263,738
Standard Personal Lines Segment	17,690	1,195,082	275,886	279,555	—	204,644	33,684	44,741	289,848
E&S Lines	13,972	120,303	56,788	79,229	—	63,203	17,847	17,737	113,297
Investments Segment	—	—	—	—	140,865	—	—	—	—
Total	$155,523	4,068,941	974,706	1,584,119	140,865	1,120,990	298,547	228,589	1,666,883

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

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $291 and $20,642, respectively.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2014, 2013, and 2012

($ thousands)	Direct Amount	Assumed From Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed To Net
2014
Premiums earned:
Accident and health insurance	$44	—	44	—	—
Property and liability insurance	2,183,214	34,653	365,258	1,852,609	2%
Total premiums earned	2,183,258	34,653	365,302	1,852,609	2%

2013
Premiums earned:
Accident and health insurance	$55	—	55	—	—
Property and liability insurance	2,048,475	44,464	356,867	1,736,072	3%
Total premiums earned	2,048,530	44,464	356,922	1,736,072	3%

2012
Premiums earned:
Accident and health insurance	$58	—	58	—	—
Property and liability insurance	1,872,949	65,884	354,714	1,584,119	4%
Total premiums earned	1,873,007	65,884	354,772	1,584,119	4%

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2014, 2013, and 2012

($ in thousands)	2014	2013	2012
Balance, January 1	$9,542	8,706	7,668
Additions	4,617	3,733	4,536
Deductions	(3,122)	(2,897)	(3,498)
Balance, December 31	$11,037	9,542	8,706

EXHIBIT INDEX

Exhibit
Number
3.1
Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

3.2*	By-Laws of Selective Insurance Group, Inc., effective January 29, 2015.

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

4.7
First Supplemental Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.875% Senior Notes due 2043 (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 8, 2013, File No. 001-33067).

10.1+
Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.1a+
Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

10.2+
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
10.2b+
Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

10.3+
Selective Insurance Stock Option Plan III (incorporated by reference herein to Exhibit A to the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders filed April 1, 2002, File No. 000-08641).

10.3a+
Amendment to the Selective Insurance Stock Option Plan III, effective as of July 26, 2006 (incorporated by reference herein to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.4+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed April 3, 2014, File No. 000-08641).

10.5+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.6+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.7+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 File No. 000-08641).

10.8+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.9+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 File No. 000-08641).

10.10+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.11+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.12+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.13+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-08641).

10.14+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

Exhibit
Number
10.15+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-08641).

10.16+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.17+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.18+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 000-08641).

10.19+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of May 1, 2014 (incorporated by reference herein to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.20+	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.21+
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009), amended and restated effective July 1, 2009 (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.22+
Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed March 24, 2014, File No. 001-33067).

10.23+
Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.24+
Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.25+
Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.26+
Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.27
Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010) (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

10.28+
Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.29+
Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

Exhibit
Number
10.30+
Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.31+
Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.32+
Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.33+
Employment Agreement between Selective Insurance Company of America and Dale A. Thatcher, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 30, 2008, File No. 001-33067).

10.34+
Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of December 23, 2008 (incorporated by reference herein to Exhibit 10.23e of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.35+
Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of September 10, 2013 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 11, 2013, File No. 001-33067).

10.36
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of September 26, 2013 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2013, File No. 001-33067).

10.37
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

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of Annabelle G. Bexiga.

*24.3	Power of Attorney of A. David Brown.

*24.4	Power of Attorney of John C. Burville.

*24.5	Power of Attorney of Michael J. Morrissey.

*24.6	Power of Attorney of Cynthia S. Nicholson.

*24.7	Power of Attorney of Ronald L. O'Kelley.

*24.8	Power of Attorney of William M. Rue.

*24.9	Power of Attorney of John S. Scheid.

*24.10	Power of Attorney of J. Brian Thebault.

*24.11	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.