Form 10-Q
period 2015-03-31
SELECTIVE INSURANCE GROUP INC
filed 2015-04-30
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015
or

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
As of April 15, 2015, there were 56,948,239 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $311,093 – 2015; $333,961 – 2014)	$296,557	318,137
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,059,034 – 2015; $3,975,786 – 2014)	4,174,242	4,066,122
Equity securities, available-for-sale – at fair value (cost: $199,617 – 2015; $159,011 – 2014)	211,571	191,400
Short-term investments (at cost which approximates fair value)	124,376	131,972
Other investments	95,020	99,203
Total investments (Note 4)	4,901,766	4,806,834
Cash	14,804	23,959
Interest and dividends due or accrued	38,416	38,901
Premiums receivable, net of allowance for uncollectible accounts of: $4,201 – 2015; $4,137 – 2014	596,888	558,778
Reinsurance recoverables, net	574,982	581,548
Prepaid reinsurance premiums	141,941	146,993
Deferred federal income tax	92,061	98,449
Property and equipment – at cost, net of accumulated depreciation and amortization of: $175,896 – 2015; $172,183 – 2014	61,855	59,416
Deferred policy acquisition costs	191,956	185,608
Goodwill	7,849	7,849
Other assets	78,627	73,215
Total assets	$6,701,145	6,581,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,516,268	3,477,870
Unearned premiums	1,132,733	1,095,819
Notes payable	394,301	379,297
Current federal income tax	10,627	3,921
Accrued salaries and benefits	142,092	158,382
Other liabilities	189,186	190,675
Total liabilities	$5,385,207	5,305,964

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 100,430,480 – 2015; 99,947,933 – 2014	200,861	199,896
Additional paid-in capital	312,930	305,385
Retained earnings	1,345,035	1,313,440
Accumulated other comprehensive income (Note 10)	23,615	19,788
Treasury stock – at cost (shares: 43,482,438 – 2015; 43,353,181 – 2014)	(566,503)	(562,923)
Total stockholders’ equity	1,315,938	1,275,586
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,701,145	6,581,550

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2015	2014
Revenues:
Net premiums earned	$476,123	456,495
Net investment income earned	26,917	35,534
Net realized gains:
Net realized investment gains	20,977	8,181
Other-than-temporary impairments	(2,094)	(963)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	—
Total net realized gains	18,883	7,218
Other income	1,969	9,824
Total revenues	523,892	509,071

Expenses:
Loss and loss expense incurred	284,999	320,546
Policy acquisition costs	164,723	149,266
Interest expense	5,479	5,561
Other expenses	12,401	8,614
Total expenses	467,602	483,987

Income before federal income tax	56,290	25,084

Federal income tax expense:
Current	12,254	6,538
Deferred	4,328	572
Total federal income tax expense	16,582	7,110

Net income	$39,708	17,974

Earnings per share:
Basic net income	$0.70	0.32

Diluted net income	$0.69	0.31

Dividends to stockholders	$0.14	0.13

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2015	2014
Net income	$39,708	17,974

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	15,586	21,426
Amount reclassified into net income:
Held-to-maturity securities	(170)	(296)
Non-credit other-than-temporary impairments	232	—
Realized gains on available for sale securities	(12,932)	(4,699)
Total unrealized gains on investment securities	2,716	16,431

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,111	247
Total defined benefit pension and post-retirement plans	1,111	247
Other comprehensive income	3,827	16,678
Comprehensive income	$43,535	34,652

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands)	2015	2014
Common stock:
Beginning of year	$199,896	198,240
Dividend reinvestment plan (shares: 13,533 – 2015; 15,283 – 2014)	27	31
Stock purchase and compensation plans (shares: 469,014 – 2015; 401,179 – 2014)	938	802
End of period	200,861	199,073

Additional paid-in capital:
Beginning of year	305,385	288,182
Dividend reinvestment plan	346	320
Stock purchase and compensation plans	7,199	5,863
End of period	312,930	294,365

Retained earnings:
Beginning of year	1,313,440	1,202,015
Net income	39,708	17,974
Dividends to stockholders ($0.14 per share – 2015; $0.13 per share – 2014)	(8,113)	(7,412)
End of period	1,345,035	1,212,577

Accumulated other comprehensive income:
Beginning of year	19,788	24,851
Other comprehensive income	3,827	16,678
End of period	23,615	41,529

Treasury stock:
Beginning of year	(562,923)	(559,360)
Acquisition of treasury stock (shares: 129,257 – 2015; 118,876 – 2014)	(3,580)	(2,653)
End of period	(566,503)	(562,013)
Total stockholders’ equity	$1,315,938	1,185,531

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended March 31,
($ in thousands)	2015	2014
Operating Activities
Net income	$39,708	17,974

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,041	10,578
Sale of renewal rights	—	(8,000)
Stock-based compensation expense	3,681	4,176
Undistributed losses (gains) of equity method investments	3,541	(33)
Net realized gains	(18,883)	(7,218)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	44,964	58,938
Increase in unearned premiums, net of prepaid reinsurance	41,966	20,254
Decrease in net federal income taxes	11,034	4,332
Increase in premiums receivable	(38,110)	(29,042)
Increase in deferred policy acquisition costs	(6,348)	(4,697)
Decrease in interest and dividends due or accrued	510	414
Decrease in accrued salaries and benefits	(16,290)	(21,869)
Decrease in accrued insurance expenses	(24,255)	(26,957)
Increase in other assets and other liabilities	5,015	16,914
Net adjustments	20,866	17,790
Net cash provided by operating activities	60,574	35,764

Investing Activities
Purchase of fixed income securities, available-for-sale	(238,000)	(182,809)
Purchase of equity securities, available-for-sale	(150,500)	(61,360)
Purchase of other investments	(1,724)	(4,615)
Purchase of short-term investments	(333,550)	(398,348)
Sale of fixed income securities, available-for-sale	9,305	1,302
Sale of short-term investments	341,146	434,865
Redemption and maturities of fixed income securities, held-to-maturity	20,720	9,396
Redemption and maturities of fixed income securities, available-for-sale	145,661	104,358
Sale of equity securities, available-for-sale	129,052	61,523
Distributions from other investments	5,845	5,704
Purchase of property and equipment	(4,064)	(5,699)
Sale of renewal rights	—	8,000
Net cash used in investing activities	(76,109)	(27,683)

Financing Activities
Dividends to stockholders	(7,591)	(6,948)
Acquisition of treasury stock	(3,580)	(2,653)
Net proceeds from stock purchase and compensation plans	2,271	1,261
Proceeds from borrowings	15,000	—
Excess tax benefits from share-based payment arrangements	1,398	770
Repayments of capital lease obligations	(1,118)	(459)
Net cash provided by (used in) financing activities	6,380	(8,029)
Net (decrease) increase in cash	(9,155)	52
Cash, beginning of year	23,959	193
Cash, end of period	$14,804	245
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
As used herein, the "Company,” “we,” “us,” or “our” refers to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or unless the context otherwise requires. Our interim unaudited consolidated financial statements (“Financial Statements”) have been prepared by us in conformity with: (i) U.S. generally accepted accounting principles (“GAAP”); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of the Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.

Certain amounts in the prior years' Financial Statements and related notes have been reclassified to conform to the 2015 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2015 (“First Quarter 2015”) and March 31, 2014 (“First Quarter 2014”) and do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) filed with the SEC.

NOTE 2. Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that performance targets that affect vesting and could be achieved after the requisite service period be treated as performance conditions. The effective date for ASU 2014-12 is for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not affect us, as we are currently recording expense consistent with the requirements of this accounting update.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about: (i) management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern; and (ii) the content of related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods beginning in 2017. Early application is permitted. The adoption of this ASU is not expected to impact the Company.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the current consolidation guidance, focusing mainly on the investment management industry, although entities across all industries will be impacted. The main provisions in this update affect the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. While we are currently evaluating ASU 2015-02, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

NOTE 3. Statements of Cash Flow
Supplemental cash flow information for First Quarter 2015 and First Quarter 2014 is as follows:

	Quarter ended March 31,
($ in thousands)	2015	2014
Cash paid during the period for:
Interest	$2,887	2,973
Federal income tax	4,000	2,000

Non-cash items:
Tax-free exchange of fixed income securities, available-for-sale ("AFS")	8,586	—
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	—	15
Corporate actions related to equity securities, AFS[1]	389	—
Assets acquired under capital lease arrangements	2,428	1,419
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $6.0 million at March 31, 2015 and $6.1 million at March 31, 2014 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities as of March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	25	5,317	21	—	5,338
Obligations of states and political subdivisions	264,788	1,706	266,494	10,536	—	277,030
Corporate securities	18,532	(269)	18,263	2,936	—	21,199
Asset-backed securities (“ABS”)	2,483	(378)	2,105	375	—	2,480
Commercial mortgage-backed securities (“CMBS”)	4,764	(386)	4,378	668	—	5,046
Total HTM fixed income securities	$295,859	698	296,557	14,536	—	311,093

December 31, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	47	5,339	55	—	5,394
Obligations of states and political subdivisions	285,301	2,071	287,372	11,760	—	299,132
Corporate securities	18,899	(273)	18,626	2,796	—	21,422
ABS	2,818	(455)	2,363	460	—	2,823
CMBS	4,869	(432)	4,437	753	—	5,190
Total HTM fixed income securities	$317,179	958	318,137	15,824	—	333,961

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.7 years as of March 31, 2015.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$112,146	7,342	(2)	119,486
Foreign government	27,030	885	—	27,915
Obligations of states and political subdivisions	1,254,037	40,872	(534)	1,294,375
Corporate securities	1,770,747	55,057	(1,539)	1,824,265
ABS	184,278	1,214	(105)	185,387
CMBS[1]	197,304	3,335	(128)	200,511
Residential mortgage-backed securities (“RMBS”)[2]	513,492	9,991	(1,180)	522,303
AFS fixed income securities	4,059,034	118,696	(3,488)	4,174,242
AFS equity securities	199,617	15,223	(3,269)	211,571
Total AFS securities	$4,258,651	133,919	(6,757)	4,385,813

December 31, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agencies	$116,666	7,592	(128)	124,130
Foreign government	27,035	796	—	27,831
Obligations of states and political subdivisions	1,208,776	38,217	(729)	1,246,264
Corporate securities	1,763,427	42,188	(5,809)	1,799,806
ABS	176,837	760	(373)	177,224
CMBS[1]	177,932	2,438	(777)	179,593
RMBS[2]	505,113	8,587	(2,426)	511,274
AFS fixed income securities	3,975,786	100,578	(10,242)	4,066,122
AFS equity securities	159,011	32,725	(336)	191,400
Total AFS securities	$4,134,797	133,303	(10,578)	4,257,522

1 CMBS includes government guaranteed agency securities with a fair value of $12.9 million at March 31, 2015 and $13.2 million at December 31, 2014.
2 RMBS includes government guaranteed agency securities with a fair value of $29.2 million at March 31, 2015 and $32.4 million at December 31, 2014.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at March 31, 2015 and December 31, 2014, the fair value and pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

March 31, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$—	—	398	(2)
Obligations of states and political subdivisions	75,935	(534)	—	—
Corporate securities	93,912	(821)	50,858	(718)
ABS	25,684	(16)	14,353	(89)
CMBS	24,664	(55)	15,682	(73)
RMBS	50,977	(189)	75,521	(991)
Total fixed income securities	271,172	(1,615)	156,812	(1,873)
Equity securities	100,209	(3,269)	—	—
Subtotal	$371,381	(4,884)	156,812	(1,873)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	197	(2)	1	—	—	—
ABS	—	—	—	2,003	(379)	361
Subtotal	$197	(2)	1	2,003	(379)	361
Total AFS and HTM	$371,578	(4,886)	1	158,815	(2,252)	361

December 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS securities
U.S. government and government agencies	$7,567	(13)	10,866	(115)
Obligations of states and political subdivisions	47,510	(105)	64,018	(624)
Corporate securities	276,648	(1,734)	153,613	(4,075)
ABS	113,202	(178)	15,618	(195)
CMBS	12,799	(34)	59,219	(743)
RMBS	3,399	(8)	138,724	(2,418)
Total fixed income securities	461,125	(2,072)	442,058	(8,170)
Equity securities	5,262	(336)	—	—
Subtotal	$466,387	(2,408)	442,058	(8,170)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities
Obligations of states and political subdivisions	$196	(3)	1	—	—	—
ABS	—	—	—	2,235	(455)	439
Subtotal	196	(3)	1	2,235	(455)	439
Total AFS and HTM	$466,583	(2,411)	1	444,293	(8,625)	439
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of March 31, 2015 compared to December 31, 2014:

($ in thousands)
March 31, 2015			December 31, 2014
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
189	80% - 99%	$6,776	350	80% - 99%	$10,596
—	60% - 79%	—	—	60% - 79%	—
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$6,776			$10,596

The improvement in the number of securities in a loss position in our portfolio and the related loss amounts was mainly driven by a lower interest rate environment. During First Quarter 2015, interest rates on the 10-year U.S. Treasury Note fell by 25 basis points. This interest rate movement had a positive impact on the valuation of our fixed income securities portfolio, thus decreasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses. For a discussion regarding the impact of interest rate movements on our fixed income securities portfolio, refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." in our 2014 Annual Report. Partially offsetting the improvement in fixed income securities was an increase in unrealized losses on our equity portfolio. Unrealized losses of $3.3 million on this portfolio related to 28 securities with an average impairment severity of 3% of cost. The temporary dislocation in market value on these securities was driven by energy and utility-related holdings that are expected to recover in the near term.

We do not intend to sell any of the securities in the tables above, nor do we believe we will be required to sell any of these securities. We have also reviewed these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report, and have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at March 31, 2015, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at March 31, 2015:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$124,997	126,670
Due after one year through five years	160,671	171,337
Due after five years through 10 years	10,889	13,086
Total HTM fixed income securities	$296,557	311,093

Listed below are the contractual maturities of AFS fixed income securities at March 31, 2015:

($ in thousands)	Fair Value
Due in one year or less	$416,983
Due after one year through five years	2,067,679
Due after five years through 10 years	1,605,398
Due after 10 years	84,182
Total AFS fixed income securities	$4,174,242

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		March 31, 2015
($ in thousands)	March 31, 2015	December 31, 2014	Remaining Commitment
Alternative Investments
Secondary private equity	$20,208	21,807	7,040
Private equity	17,519	20,126	8,879
Energy/power generation	12,393	14,445	21,905
Real estate	11,986	11,452	10,016
Mezzanine financing	8,363	9,853	13,598
Distressed debt	7,569	8,679	2,982
Venture capital	6,236	6,606	350
Total alternative investments	84,274	92,968	64,770
Other securities	10,746	6,235	2,001
Total other investments	$95,020	99,203	66,771

For a description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three-month periods ended December 31 is as follows:

Income Statement Information	Quarter ended December 31,
($ in millions)	2014	2013
Net investment income	$77.0	65.1
Realized gains	160.5	63.3
Net change in unrealized (depreciation) appreciation	(518.0)	505.9
Net (loss) income	$(280.5)	634.3
Selective’s insurance subsidiaries’ other investments (loss) income	$(3.5)	5.2

(f) We have pledged certain AFS fixed income securities as collateral related to: (i) our outstanding borrowing of $60 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); and (ii) our reinsurance obligations related to our 2011 acquisition of our excess and surplus lines ("E&S") book of business. In addition, certain securities were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2015:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.7	—	25.2	32.9
Obligations of states and political subdivisions	—	5.0	—	5.0
Corporate securities	—	4.8	—	4.8
ABS	—	1.0	—	1.0
CMBS	1.7	—	—	1.7
RMBS	54.6	2.2	—	56.8
Total pledged as collateral	$64.0	13.0	25.2	102.2

(g) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2015	2014
Fixed income securities	$30,967	31,028
Equity securities	1,792	1,449
Short-term investments	25	19
Other investments	(3,540)	5,218
Investment expenses	(2,327)	(2,180)
Net investment income earned	$26,917	35,534

(h) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2015	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities
Corporate securities	$1,009	—	1,009
RMBS	1	—	1
Total AFS fixed income securities	1,010	—	1,010
AFS equity securities	$1,084	—	1,084
OTTI losses	$2,094	—	2,094

First Quarter 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS securities
Equity securities	$963	—	963
OTTI losses	$963	—	963

For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2014 Annual Report.

The following table set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended March 31,
($ in thousands)	2015	2014
Balance, beginning of period	$5,444	7,488
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(4,431)	—
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	1,013	7,488

(i) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2015	2014
HTM fixed income securities
Gains	$—	—
Losses	(1)	(11)
AFS fixed income securities
Gains	1,502	158
Losses	(112)	(112)
AFS equity securities
Gains	21,318	8,317
Losses	(1,076)	(171)
Other investments
Gains	—	—
Losses	(654)	—
Total net realized gains (excluding OTTI charges)	$20,977	8,181

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $138.4 million in First Quarter 2015 and $62.8 million in First Quarter 2014. The $21.0 million in net realized gains in First Quarter 2015 were primarily related to the sale of AFS equity securities due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow. The $8.2 million in net realized gains in First Quarter 2014 was primarily related to the sale of AFS equity securities due to the quantitative rebalancing of our dividend yield strategy holdings.

NOTE 5. Indebtedness
Of our ten insurance subsidiaries ("Insurance Subsidiaries"), we have two domiciled in Indiana ("Indiana Subsidiaries") that are members of the FHLBI. In January 2015, the Indiana Subsidiaries borrowed $15 million in the aggregate from the FHLBI for general corporate purposes. The unpaid principal amount accrues interest of 0.63%, which is paid on the 15th of every month. The principal amount is due on July 22, 2016. For a summary of the Indiana Subsidiaries' borrowings from the FHLBI, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2014 Annual Report.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$296,557	311,093	318,137	333,961
AFS	4,174,242	4,174,242	4,066,122	4,066,122
Equity securities, AFS	211,571	211,571	191,400	191,400
Short-term investments	124,376	124,376	131,972	131,972
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	15,000	14,994	—	—
1.25% borrowings from FHLBI	45,000	45,338	45,000	45,244
7.25% Senior Notes	49,896	60,407	49,896	59,181
6.70% Senior Notes	99,405	117,389	99,401	114,845
5.875% Senior Notes	185,000	189,440	185,000	185,000
Total notes payable	$394,301	427,568	379,297	404,270

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

For a discussion of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2014 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2015 and December 31, 2014:

March 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 3/31/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$119,486	52,977	66,509	—
Foreign government	27,915	—	27,915	—
Obligations of states and political subdivisions	1,294,375	—	1,294,375	—
Corporate securities	1,824,265	—	1,824,265	—
ABS	185,387	—	185,387	—
CMBS	200,511	—	200,511	—
RMBS	522,303	—	522,303	—
Total AFS fixed income securities	4,174,242	52,977	4,121,265	—
Equity securities	211,571	208,671	—	2,900
Total AFS Securities	4,385,813	261,648	4,121,265	2,900
Short-term investments	124,376	124,376	—	—
Total assets measured at fair value	$4,510,189	386,024	4,121,265	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/14	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$124,130	53,199	70,931	—
Foreign government	27,831	—	27,831	—
Obligations of states and political subdivisions	1,246,264	—	1,246,264	—
Corporate securities	1,799,806	—	1,799,806	—
ABS	177,224	—	177,224	—
CMBS	179,593	—	179,593	—
RMBS	511,274	—	511,274	—
Total AFS fixed income securities	4,066,122	53,199	4,012,923	—
Equity securities	191,400	188,500	—	2,900
Total AFS Securities	4,257,522	241,699	4,012,923	2,900
Short-term investments	131,972	131,972	—	—
Total assets measured at fair value	$4,389,494	373,671	4,012,923	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

The $2.9 million fair value of securities measured using Level 3 prices remained unchanged during First Quarter 2015 and full year 2014. The price for the securities, which were measured using Level 3 inputs at March 31, 2015 and December 31, 2014, was obtained through statements provided by the issuer, which we review for reasonabless.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2015 and December 31, 2014:

March 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 3/31/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,338	—	5,338	—
Obligations of states and political subdivisions	277,030	—	277,030	—
Corporate securities	21,199	—	21,199	—
ABS	2,480	—	2,480	—
CMBS	5,046	—	5,046	—
Total HTM fixed income securities	$311,093	—	311,093	—
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	$14,994	—	14,994	—
1.25% borrowings from FHLBI	45,338	—	45,338	—
7.25% Senior Notes	60,407	—	60,407	—
6.70% Senior Notes	117,389	—	117,389	—
5.875% Senior Notes	189,440	189,440	—	—
Total notes payable	$427,568	189,440	238,128	—

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,394	—	5,394	—
Obligations of states and political subdivisions	299,132	—	299,132	—
Corporate securities	21,422	—	21,422	—
ABS	2,823	—	2,823	—
CMBS	5,190	—	5,190	—
Total HTM fixed income securities	$333,961	—	333,961	—
Financial Liabilities
Notes payable:
1.25% borrowings from FHLBI	$45,244	—	45,244	—
7.25% Senior Notes	59,181	—	59,181	—
6.70% Senior Notes	114,845	—	114,845	—
5.875% Senior Notes	185,000	185,000	—	—
Total notes payable	$404,270	185,000	219,270	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Quarter ended March 31,
($ in thousands)	2015	2014
Premiums written:
Direct	$598,783	557,891
Assumed	6,081	7,850
Ceded	(86,776)	(88,991)
Net	$518,088	476,750
Premiums earned:
Direct	$562,042	536,700
Assumed	5,908	10,185
Ceded	(91,827)	(90,390)
Net	$476,123	456,495
Loss and loss expense incurred:
Direct	$312,246	358,349
Assumed	4,662	7,479
Ceded	(31,909)	(45,282)
Net	$284,999	320,546

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2015	2014
Ceded premiums written	$(53,842)	(57,303)
Ceded premiums earned	(58,998)	(58,286)
Ceded loss and loss expense incurred	(6,249)	(7,379)

NOTE 8. Segment Information
Selective Insurance Group, Inc., through its Insurance Subsidiaries, offers property and casualty insurance products in the standard and E&S marketplaces. We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

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
Lines, our earnings and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

In the fourth quarter of 2014, we revised our reporting segments from our previously-reported Standard Insurance Operations segment to Standard Commercial Lines and Standard Personal Lines. For information regarding this change, see Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our 2014 Annual Report.

In computing the results of each segment, we do not make adjustments for interest expense or net general corporate expenses. While we do not fully allocate taxes to all segments, we do allocate taxes to our Investments segment as we manage that segment on after-tax results. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

In First Quarter 2014, we sold the renewal rights to our $37 million self-insured group, or "SIG," book of business within the Standard Commercial Lines segment. We decided to opportunistically sell this small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we will continue to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of Standard Commercial Lines revenue.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2015	2014
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$86,355	82,216
Workers compensation	68,477	69,413
General liability	114,971	108,818
Commercial property	64,563	60,186
Businessowners’ policies	22,699	20,869
Bonds	5,000	4,756
Other	3,468	3,183
Miscellaneous income	1,669	8,914
Total Standard Commercial Lines revenue	367,202	358,355
Standard Personal Lines:
Net premiums earned:
Personal automobile	37,010	38,226
Homeowners	33,721	33,298
Other	1,748	3,294
Miscellaneous income	300	905
Total Standard Personal Lines revenue	72,779	75,723
E&S Lines:
Net premiums earned:
General liability	26,726	21,931
Commercial property	9,655	9,117
Commercial automobile	1,730	1,188
Total E&S Lines revenue	38,111	32,236
Investments:
Net investment income	26,917	35,534
Net realized investment gains	18,883	7,218
Total Investments revenue	45,800	42,752
Total segments revenue	523,892	509,066
Other income	—	5
Total revenues	$523,892	509,071

Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2015	2014
Standard Commercial Lines:
Underwriting gain (loss)	$30,036	(3,630)
GAAP combined ratio	91.8%	101.0%
Statutory combined ratio	89.7%	100.3%

Standard Personal Lines:
Underwriting loss	$(2,466)	(2,360)
GAAP combined ratio	103.4%	103.2%
Statutory combined ratio	105.1%	104.5%

E&S Insurance Operations:
Underwriting (loss) gain	$(1,549)	975
GAAP combined ratio	104.1%	97.0%
Statutory combined ratio	102.1%	97.9%

Investments:
Net investment income	$26,917	35,534
Net realized investment gains	18,883	7,218
Total investment income, before federal income tax	45,800	42,752
Tax on investment income	12,318	11,575
Total investment income, after federal income tax	33,482	31,177

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2015	2014
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$30,036	(3,630)
Standard Personal Lines	(2,466)	(2,360)
E&S Lines	(1,549)	975
Investment income, before federal income tax	45,800	42,752
Total all segments	71,821	37,737
Interest expense	(5,479)	(5,561)
General corporate and other expenses	(10,052)	(7,092)
Income before federal income tax	$56,290	$25,084

NOTE 9. Retirement Plans
The following table shows the net periodic benefit cost related to the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the life insurance benefits provided to eligible Selective Insurance Company of America retirees (referred to as the "Retirement Life Plan"). For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
($ in thousands)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,964	1,627	—	—
Interest cost	3,502	3,254	63	73
Expected return on plan assets	(3,991)	(3,919)	—	—
Amortization of unrecognized net actuarial loss	1,695	367	14	13
Total net periodic cost	$3,170	1,329	77	86

	Retirement Income Plan Quarter ended March 31,		Retirement Life Plan Quarter ended March 31,
	2015	2014	2015	2014
Weighted-Average Expense Assumptions:
Discount rate	4.29%	5.16	4.08%	4.85
Expected return on plan assets	6.27	6.92	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $11.9 million to the Retirement Income Plan in 2015, $3.2 million of which has been funded as of March 31, 2015.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2015 and First Quarter 2014 are as follows:

First Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$56,290	16,582	39,708
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	23,977	8,391	15,586
Amounts reclassified into net income:
HTM securities	(261)	(91)	(170)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(19,895)	(6,963)	(12,932)
Net unrealized gains	4,178	1,462	2,716
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	598	1,111
Defined benefit pension and post-retirement plans	1,709	598	1,111
Other comprehensive income	5,887	2,060	3,827
Comprehensive income	$62,177	18,642	43,535

First Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$25,084	7,110	17,974
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	32,964	11,538	21,426
Amounts reclassified into net income:
HTM securities	(456)	(160)	(296)
Realized gains on AFS securities	(7,229)	(2,530)	(4,699)
Net unrealized gains	25,279	8,848	16,431
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	380	133	247
Defined benefit pension and post-retirement plans	380	133	247
Other comprehensive income	25,659	8,981	16,678
Comprehensive income	$50,743	16,091	34,652

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2015 are as follows:

March 31, 2015
	Net Unrealized (Loss) Gain on Investment Securities				Defined Benefit Pension and Post-Retirement Plans
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2014	$(514)	623	80,284	80,393	(60,605)	19,788
OCI before reclassifications	—	—	15,586	15,586	—	15,586
Amounts reclassified from AOCI	232	(170)	(12,932)	(12,870)	1,111	(11,759)
Net current period OCI	232	(170)	2,654	2,716	1,111	3,827
Balance, March 31, 2015	$(282)	453	82,938	83,109	(59,494)	23,615

The reclassifications out of AOCI are as follows:

	Quarter ended March 31,
($ in thousands)	2015	2014	Affected Line Item in the Unaudited Consolidated Statement of Income
OTTI related
Non-credit OTTI on disposed securities	357	—	Net realized gains
	357	—	Income before federal income tax
	(125)	—	Total federal income tax expense
	232	—	Net income
HTM related
Unrealized losses on HTM disposals	50	24	Net realized gains
Amortization of net unrealized gains on HTM securities	(311)	(480)	Net investment income earned
	(261)	(456)	Income before federal income tax
	91	160	Total federal income tax expense
	(170)	(296)	Net income
Realized gains and losses on AFS and OTTI
Realized gains on AFS disposals and OTTI	(19,895)	(7,229)	Net realized gains
	(19,895)	(7,229)	Income before federal income tax
	6,963	2,530	Total federal income tax expense
	(12,932)	(4,699)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	371	87	Loss and loss expense incurred
	1,338	293	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,709	380	Income before federal income tax
	(598)	(133)	Total federal income tax expense
	1,111	247	Net income

Total reclassifications for the period	(11,759)	(4,748)	Net income

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of March 31, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
As used herein, the "Company," "we," "us," or "our" refers to Selective Insurance Group, Inc., and its subsidiaries, except as expressly indicated or unless the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below in Part II “Other Information.” These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction

Selective Insurance Group, Inc., through its subsidiaries, offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

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
Lines, our earnings, and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Commercial and Standard Personal Lines products and services are sold through nine subsidiaries, some of which write flood business through the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.
Our E&S products and services are sold through one subsidiary. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2014 Annual Report filed with the U.S. Securities and Exchange Commission ("SEC").

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the first quarters ended March 31, 2015 (“First Quarter 2015”) and March 31, 2014 (“First Quarter 2014”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary investment impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to pages 37 through 48 of our 2014 Annual Report.

Financial Highlights of Results for First Quarter 2015 and First Quarter 20141

	Quarter ended March 31,
($ and shares in thousands, except per share amounts)	2015	2014	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$523,892	509,071	3%
Net investment income earned	26,917	35,534	(24)
Income before federal income tax	56,290	25,084	124
Net income	39,708	17,974	121
Diluted net income per share	0.69	0.31	123
Diluted weighted-average outstanding shares	57,720	57,172	1
GAAP combined ratio	94.5%	101.1	(6.6)	pts
Statutory combined ratio	93.0%	100.8	(7.8)
Invested assets per dollar of stockholders' equity	3.72	3.91	(4.9)%
After-tax yield on investments	1.7%	2.3	(0.6)	pts
Return on average equity ("ROE")	12.3%	6.1	6.2
Non-GAAP measures:
Operating income[2]	$27,434	13,283	107%
Diluted operating income per share[2]	0.48	0.23	109
Operating ROE[2]	8.5%	4.5	4.0	pts

[1]	Refer to the Glossary of Terms attached to our 2014 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as OTTI that are charged to earnings and the results of discontinued operations, could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with GAAP. Operating ROE is calculated by dividing annualized operating income by average stockholders’ equity.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2015	2014
Operating income	$27,434	13,283
Net realized gains, net of tax	12,274	4,691
Net income	$39,708	17,974

Diluted operating income per share	$0.48	0.23
Diluted net realized gains per share	0.21	0.08
Diluted net income per share	$0.69	0.31

We are currently targeting an operating ROE that is three points higher than our weighted-average cost of capital, or approximately 11.5%. Our ROE contributions by component are as follows:

ROE	Quarter ended March 31,
	2015	2014
Insurance Segments	5.2%	(1.1)%
Investment income[1]	6.5%	9.1%
Other	(3.2)%	(3.5)%
Operating ROE	8.5%	4.5%
Net realized gains[1]	3.8%	1.6%
ROE	12.3%	6.1%
1 Investment segment results are the combination of Investment income and Net realized gains.

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$518,088	476,750	9%
Net premiums earned (“NPE”)	476,123	456,495	4
Less:
Loss and loss expense incurred	284,999	320,546	(11)
Net underwriting expenses incurred	163,578	139,726	17
Dividends to policyholders	1,525	1,238	23
Underwriting gain (loss)	$26,021	(5,015)	619%
GAAP Ratios:
Loss and loss expense ratio	59.9%	70.2	(10.3)	pts
Underwriting expense ratio	34.3	30.6	3.7
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	94.5	101.1	(6.6)
Statutory Ratios:
Loss and loss expense ratio	60.0	70.2	(10.2)
Underwriting expense ratio	32.7	30.3	2.4
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	93.0%	100.8	(7.8)	pts

The improvement in our GAAP combined ratio was driven by the following factors:

•
Lower catastrophe and non-catastrophe property losses as a result of reduced severity in weather-related events in First Quarter 2015 compared to First Quarter 2014. Quantitative details are as follows:

	First Quarter 2015			First Quarter 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$25.3	5.3	pts	$34.4	7.5	pts	(2.2)	pts
Non-catastrophe property losses	71.0	14.9		91.5	20.0		(5.1)

•
Earned rate in excess of expected claims inflation in First Quarter 2015, despite a slowing rate on written renewal pure price increases. Written renewal pure price increases were 3.9% in First Quarter 2015 and 5.6% in full-year 2014, and are currently earning in at 5.1%, which is above our loss inflation trend of approximately 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio was approximately 1.5 points.

•
Favorable prior year casualty reserve development of approximately $20.0 million, or 4.2 points, which was primarily driven by accident years 2013 and prior. The overall favorable development was driven by the general liability line of business. Refer to the table below for further details:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended March 31,
($ in millions)	2015		2014
General liability	$(20.0)		(11.0)
Commercial automobile	1.0		—
Workers compensation	(5.0)		—
Businessowners' policies	3.0		(1.0)
Total Standard Commercial Lines	(21.0)		(12.0)

Personal automobile	—		(2.0)
Total Standard Personal Lines	—		(2.0)

E&S	1.0		—

Total (favorable) prior year casualty reserve development	$(20.0)		$(14.0)

(Favorable) impact on loss ratio	(4.2)	pts	(3.1)	pts

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in "Results of Operations and Related Information by Segment."

Partially offsetting the improvements in the loss and loss expense ratio above was a 3.7-point increase in the underwriting expense ratio. The prior year ratio included $8.0 million, or 1.8 points, of a non-recurring benefit related to the sale of the renewal rights to our self-insured group, or "SIG", book of business in March 2014. Excluding the impact of this benefit, the increase in the underwriting expense ratio between First Quarter 2015 and First Quarter 2014 was 1.9 points, which was attributable to: (i) higher commission expenses; and (ii) higher employee-related expenses.

The increase in commissions is due to higher supplemental commission expense to our distribution partners and a change in our mix of business.

The increase in employee-related expenses was primarily related to the following:

•
Labor expense increases that included staffing additions, such as agency management specialists and information technology professionals, to support our growth initiatives. As the premium growth is not yet reflected in earned premium, the higher labor expenses are putting pressure on the current period GAAP underwriting expense ratio.

•
Pension expense increases driven by the negative impact of declining interest rates last year and the accrual of service costs for eligible employees. Refer to Note 9. "Retirement Plans" in Item 1. "Financial Statements." of this Form 10-Q for additional information regarding our pension plan.

For additional information regarding the sale of our SIG book of business, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

Investments Segment
The investment segment's operating ROE was negatively impacted by a net loss in our alternative investment portfolio in First Quarter 2015, as well as the declining interest rate environment, partially offset by an increase in operating cash. The loss in our alternative investment portfolio was primarily driven by declining oil prices in energy-exposed limited partnerships in the fourth quarter of 2014, the results of which are reported to us on a quarter lag.

The increase in our net realized gains, net of tax, in First Quarter 2015 compared to First Quarter 2014 was primarily related to the sale of available-for-sale ("AFS") equity securities due to a change in our equity portfolio strategy that was deployed this year. For further details, refer to the section below entitled "Investments."

Outlook
Based on its Review & Preview report issued in February 2015, A.M. Best Company, Inc. ("A.M. Best") expects the industry combined ratio to deteriorate almost 200 basis points in 2015 to 99.1%, compared to 97.2% in 2014, reflecting: (i) a reduction in the level of rate increases; (ii) a 0.5-point increase in their catastrophe loss estimate to a more normal level of approximately five points; and (iii) reductions in the level of favorable prior year development. They believe the main challenges facing the industry include: (i) low returns on fixed income investments; (ii) reserve shortfalls due to current accident year underestimations and prior accident year unfavorable development; (iii) developing, attracting, and maintaining underwriting talent; (iv) continuing the evolution of data analytics; and (v) addressing the uncertainties surrounding emerging risks such as terrorism, cyber risk, and infectious diseases. Considering these, among other factors, A.M. Best has a negative outlook on the commercial lines market and a stable outlook on the personal lines market. Additionally, after declining in each of the past two years, A.M. Best expects investment income to increase modestly in 2015, driven by growth in invested assets from positive cash flow, as yields will continue to be challenged.
Our First Quarter 2015 statutory combined ratio, excluding catastrophes, was 87.7%, 3.3 points lower than our stated full-year 2015 goal of 91%, driven by favorable prior year casualty reserve development that benefited the combined ratio by 4.2 points. The catastrophe losses in First Quarter 2015 of $25.3 million added 5.3 points to our statutory combined ratio, compared to our full-year catastrophe loss expectation of 4.0 points. As noted above, A.M. Best projects a decline in investment yields, continuing a trend that has persisted over the past five years, with yields on new investments remaining significantly lower than those on investments that mature or are called. This is consistent with our experience in First Quarter 2015, with bonds that we purchased having an average yield of 1.8% compared to our full year expectation of 2%, and bonds that were called, matured, or otherwise disposed of yielding an average of 2.6%.
While we expect the competitive market environment to continue, we believe that we have a strong foundation for further improvement in our underlying profitability considering:

•	The size of our company and our field model that provides us with the ability to be agile and responsive to our customers' needs;

•	Our reserve position that reflects the discipline we have always maintained in our reserving practices;

•	Our customer-centric approach to our business with a focus on our policyholders and the service we bring to them;

•	The utilization of our capabilities regarding data analytics; and

•	Our deep bench of talent in the organization and our continuous cultivation of that talent.

Given the first quarter performance of alternative investments related to energy, we are lowering our after-tax investment income expectation to $100 million from $105 million. Otherwise, we continue to expect to generate:

•	An ex-catastrophe combined ratio of 91%, which includes no additional prior year casualty reserve development;

•	Four points of catastrophe losses for the full year; and

•	Weighted average shares of approximately 58 million.

On a longer-term basis, it is our goal to achieve an operating ROE of three points higher than our weighted-average cost of capital, or approximately 11.5%, which currently equates to a 94% combined ratio.

Results of Operations and Related Information by Segment

Standard Commercial Lines
Our Standard Commercial Lines, which represents 77% of our combined insurance segments' NPW, sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,100 distribution partners in the standard marketplace.

	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$415,258	379,350	9%
NPE	365,533	349,441	5
Less:
Loss and loss expense incurred	206,148	242,639	(15)
Net underwriting expenses incurred	127,824	109,194	17
Dividends to policyholders	1,525	1,238	23
Underwriting gain (loss)	$30,036	(3,630)	927%
GAAP Ratios:
Loss and loss expense ratio	56.4%	69.4	(13.0)	pts
Underwriting expense ratio	35.0	31.2	3.8
Dividends to policyholders ratio	0.4	0.4	—
Combined ratio	91.8	101.0	(9.2)
Statutory Ratios:
Loss and loss expense ratio	56.5	69.4	(12.9)
Underwriting expense ratio	32.8	30.5	2.3
Dividends to policyholders ratio	0.4	0.4	—
Combined ratio	89.7%	100.3	(10.6)	pts

The increase in NPW in First Quarter 2015 compared to First Quarter 2014 was primarily the result of new business growth of 28%, to $88.5 million, as well as the following:

	Quarter ended March 31,
($ in millions)	2015	2014
Retention	84%	84
Renewal pure price increases	3.5	6.4

NPE increases in First Quarter 2015 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2015 compared to the twelve-month period ended March 31, 2014.

The GAAP loss and loss expense ratio decreased 13.0 points in First Quarter 2015 compared to First Quarter 2014 driven by: (i) decreases in catastrophe and non-catastrophe property losses; (ii) written renewal pure price increases that averaged 3.5% in First Quarter 2015 and 5.6% in full-year 2014, the earning of which exceeded our projected loss inflation trend and improved profitability by 1.3 points; and (iii) favorable prior year casualty reserve development. Quantitative information regarding these items are as follows:

	First Quarter 2015			First Quarter 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$18.7	5.1	pts	$25.9	7.4	pts	(2.3)	pts
Non-catastrophe property losses	40.4	11.1		58.8	16.8		(5.7)
Favorable prior year casualty reserve development	(21.0)	(5.7)		(12.0)	(3.5)		(2.2)

Partially offsetting the improvements in the loss and loss expense ratio above was a 3.8-point increase in the underwriting expense ratio. The prior year ratio included $8.0 million, or 2.3 points, of non-recurring benefit related to the sale of the renewal rights to our SIG book of business in March 2014. Excluding the impact of this benefit, the increase in the underwriting expense ratio between First Quarter 2015 and First Quarter 2014 was 1.5 points. Similar to the discussion contained in the "Financial Highlights of Results for First Quarter 2015 and First Quarter 2014" section above, this 1.5-point increase was attributable to: (i) higher commission expenses; and (ii) higher employee-related expenses.

For additional information regarding the sale of our SIG book of business, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
Statutory NPW	$130,482	119,504	9%
Direct new business	25,229	19,835	27
Retention	84%	84	—	pts
Renewal pure price increases	3.5%	7.6	(4.1)
Statutory NPE	$114,971	108,818	6%
Statutory combined ratio	73.0%	80.7	(7.7)	pts
% of total statutory standard Commercial Lines NPW	31%	32
The increase in NPW and NPE in First Quarter 2015 compared to the same period last year was driven by: (i) direct new business increases; (ii) renewal pure price increases; and (iii) strong retention.

The statutory combined ratio improvement for First Quarter 2015 was driven by the following:

	First Quarter 2015			First Quarter 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(20.0)	(17.4)	pts	$(11.0)	(10.1)	pts	(7.3)	pts
Sale of SIG renewal rights	—	—		(2.1)	(1.8)		1.8

Favorable prior year casualty reserve development in First Quarter 2015 was driven by the 2009 through 2013 accident years, primarily due to continued lower frequencies in recent accident years. Favorable prior year casualty reserve development in First Quarter 2014 was driven by accident years 2012 and prior. In addition, earned renewal pure price increases of 6.0% in First Quarter 2015 exceeded our projected loss inflation trend and improved profitability by approximately 1.5 points.

Commercial Automobile
	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
Statutory NPW	$96,587	89,122	8%
Direct new business	18,365	14,806	24
Retention	84%	83	1	pts
Renewal pure price increases	4.0%	6.2	(2.2)
Statutory NPE	$86,355	82,216	5%
Statutory combined ratio	99.4%	94.9	4.5	pts
% of total statutory standard Commercial Lines NPW	23%	23
The increase in NPW and NPE in First Quarter 2015 compared to the same period last year was driven by: (i) direct new business increases; (ii) renewal pure price increases; and (iii) strong retention.

Excluding the impact of the SIG sale last year, the statutory combined ratio increased 2.8 points in First Quarter 2015 compared to First Quarter 2014 due to: (i) higher expected loss costs for the current accident year that increased the combined ratio by 2.4 points; and (ii) unfavorable prior year casualty reserve development of 1.2 points. The increases in the current and prior accident years were driven by higher severities in recent accident years.

Workers Compensation
	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
Statutory NPW	$83,805	75,971	10%
Direct new business	20,120	13,658	47
Retention	83%	82	1	pts
Renewal pure price increases	3.4%	4.9	(1.5)
Statutory NPE	$68,477	69,413	(1)%
Statutory combined ratio	90.7%	105.9	(15.2)	pts
% of total statutory standard Commercial Lines NPW	20%	20

First Quarter 2015 NPW increased compared to First Quarter 2014 mainly due to an increase in direct new business.

The NPE decrease in First Quarter 2015 was consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2015 compared to the twelve-month period ended March 31, 2014.

Our workers compensation line achieved a 90.7% statutory combined ratio in First Quarter 2015 due to the following factors:

•
A 9.3-point decrease related to lower expected loss costs for the current accident year, which reflect our ongoing focus on improving this competitive line of business through underwriting, pricing, and claims initiatives as further discussed below. Pricing improvements included earned renewal pure price increases of 4.6% in First Quarter 2015, which exceeded our projected loss inflation trend and improved profitability by approximately 1.0 points; and

•	Favorable prior year casualty reserve development of $5.0 million, or 7.3 points, related primarily to accident years 2012 through 2013, compared to no development in First Quarter 2014.

Reductions in current and prior year loss costs in this line of business are primarily driven by continued lower frequencies. In addition, we have begun to see improvements in claims closure rates and outcomes as a result of centralizing all workers compensation claim handling in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit. While there is still more work to do, the improvement in our workers compensation combined ratio and the favorable prior year casualty reserve development are evidence of our achievements to date.

Commercial Property
	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
Statutory NPW	$70,898	64,096	11%
Direct new business	17,895	14,495	23
Retention	83%	83	—	pts
Renewal pure price increases	3.0%	5.5	(2.5)
Statutory NPE	$64,563	60,186	7%
Statutory combined ratio	98.5%	131.4	(32.9)	pts
% of total statutory standard Commercial Lines NPW	17%	17

The increase in NPW and NPE in First Quarter 2015 compared to the same prior year period was driven by: (i) direct new business increases; (ii) renewal pure price increases; and (iii) strong retention.

The decrease in the statutory combined ratio in First Quarter 2015 compared to First Quarter 2014 was due to the following:

	First Quarter 2015			First Quarter 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$15.2	23.5	pts	$18.9	31.5	pts	(8.0)	pts
Non-catastrophe property losses	21.5	33.3		36.4	60.5		(27.2)
Sale of SIG renewal rights	—	—		(1.4)	(2.2)		2.2

Although reduced from First Quarter 2014, catastrophe losses and non-catastrophe property losses were still in excess of our expectations.

Standard Personal Lines
Our Standard Personal Lines segment, which includes our flood business, represents approximately 15% of our combined insurance segments' NPW and sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners. In addition, we have approximately 5,000 distribution partners selling our flood business.

	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$65,024	67,338	(3)%
NPE	72,479	74,818	(3)
Less:
Loss and loss expense incurred	52,969	58,027	(9)
Net underwriting expenses incurred	21,976	19,151	15
Underwriting (loss)	$(2,466)	(2,360)	(4)%
GAAP Ratios:
Loss and loss expense ratio	73.1%	77.6	(4.5)	pts
Underwriting expense ratio	30.3	25.6	4.7
Combined ratio	103.4	103.2	0.2
Statutory Ratios:
Loss and loss expense ratio	73.5	77.6	(4.1)
Underwriting expense ratio	31.6	26.9	4.7
Combined ratio	105.1%	104.5	0.6	pts

The decrease in NPW for the quarter was primarily driven by targeted non-renewals of less profitable accounts coupled with a decrease in new business. Quantitative information is as follows:

	Quarter ended March 31,
($ in millions)	2015	2014
Retention	82%	82
Renewal pure price increase	6.4	6.8
Direct new business	$7.3	8.0

NPE decreases in First Quarter 2015 compared to First Quarter 2014 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2015 compared to the twelve-month period ended March 31, 2014.

The improvement in the GAAP loss and loss expense ratio of 4.5 points in First Quarter 2015 compared to First Quarter 2014 was driven by earned renewal pure price increases of 6.5% in First Quarter 2015, which exceeded our projected loss inflation trend and improved profitability by 2.6 points. In addition, the following fluctuations impacted the ratio:

	First Quarter 2015			First Quarter 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$6.3	8.7	pts	$8.3	11.1	pts	(2.4)	pts
Non-catastrophe property losses	24.1	33.3		27.4	36.6		(3.3)
Favorable prior year casualty development	—	—		(2.0)	(2.7)		2.7

The increase in the GAAP underwriting expense ratio in First Quarter 2015 compared to First Quarter 2014 was due to the following:

•
Employee-related expenses that were higher by 3.7 points while premiums declined driven by lower new business due to competition and the targeted non-renewal actions we have taken on this book of business that have put pressure on this component of our underwriting expense ratio in the short-term; and

•	Higher supplemental commission of 0.4 points to our distribution partners.

E&S Insurance Operations
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
flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

	Quarter ended March 31,
($ in thousands)	2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$37,806	30,062	26%
NPE	38,111	32,236	18
Less:
Loss and loss expense incurred	25,882	19,880	30
Net underwriting expenses incurred	13,778	11,381	21
Underwriting (loss) gain	$(1,549)	975	(259)%
GAAP Ratios:
Loss and loss expense ratio	67.9%	61.7	6.2	pts
Underwriting expense ratio	36.2	35.3	0.9
Combined ratio	104.1	97.0	7.1
Statutory Ratios:
Loss and loss expense ratio	67.7	61.7	6.0
Underwriting expense ratio	34.4	36.2	(1.8)
Combined ratio	102.1%	97.9	4.2	pts

The increase in NPW in First Quarter 2015 compared to First Quarter 2014 was primarily driven by direct new business increases of $6.5 million, or 43%.

The increase in the GAAP combined ratio in First Quarter 2015 compared to First Quarter 2014 was driven by: (i) unfavorable prior year casualty reserve development in First Quarter 2015 of $1.0 million, or 2.8 points, compared to no prior year casualty reserve development in First Quarter 2014; (ii) an increase of 2.1 points in loss costs for the current accident year, primarily driven by loss trends in excess of renewal pure price increases; and (iii) an increase in property losses of 0.9 points.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold” approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, a dividend-focused strategy is designed to generate consistent dividend income while maintaining a lower risk profile relative to the Standard & Poor's Ratings Services ("S&P") 500 Index. Additional equity strategies are focused on meeting or exceeding strategy-specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	March 31, 2015	December 31, 2014	Change % or Points
Total invested assets	$4,901,766	4,806,834	2%
Unrealized gain – before tax	127,860	123,682	3
Unrealized gain – after tax	83,109	80,394	3
Invested assets per dollar of stockholders' equity	3.72	3.77	(1)
Annualized after-tax yield on investment portfolio	1.7%	2.2	(0.5)	pts

The increase in our investment portfolio at March 31, 2015 compared to year-end 2014 was primarily due to: (i) cash flows provided by operating activities of $60.6 million; (ii) additional borrowings from the Federal Home Loan Bank of Indianapolis ("FHLBI") of $15.0 million; and (iii) proceeds of $11 million from the sale of securities in December 2014 that were deployed into the investment portfolio in First Quarter 2015.

During First Quarter 2015, interest rates on the 10-year U.S. Treasury Note fell by 25 basis points, which drove the increase in pre-tax unrealized gains on fixed income securities in the portfolio by $24.6 million. While the low interest rate environment favorably impacts our unrealized position, it presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing. Significantly offsetting the pre-tax unrealized gains on our fixed income securities was a $20.4 million reduction in unrealized gains on our equity portfolio, as we realized gains from the sale of AFS securities during First Quarter 2015. These sales were a result of a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	March 31, 2015	December 31, 2014
U.S. government obligations	2%	2
Foreign government obligations	1	1
State and municipal obligations	32	32
Corporate securities	37	38
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	4	4
Total fixed income securities	91	91
Equity securities	4	4
Short-term investments	3	3
Other investments	2	2
Total	100%	100

Fixed Income Securities
The average duration of the fixed income securities portfolio as of March 31, 2015 was 3.7 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.2 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-" as of March 31, 2015. The following table presents the credit ratings of this portfolio:

Fixed Income Security Rating	March 31, 2015	December 31, 2014
Aaa/AAA	18%	17
Aa/AA	43	44
A/A	25	25
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, unrealized gain (loss) balances, and the weighted average credit qualities of our available-for-sale ("AFS") fixed income securities at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
($ in millions)	Fair Value	Net Unrealized Gains	Weighted Average Credit Quality	Fair Value	Net Unrealized Gains (Losses)	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government and government agencies	$119.5	7.3	AA+	124.1	7.4	AA+
Foreign government	27.9	0.9	AA-	27.8	0.8	AA-
Obligations of states and political subdivisions	1,294.4	40.3	AA	1,246.3	37.5	AA
Corporate securities	1,824.2	53.6	A-	1,799.8	36.4	A-
ABS	185.4	1.1	AAA	177.2	0.4	AAA
MBS	722.8	12.0	AA+	690.9	7.8	AA+
Total AFS fixed income portfolio	$4,174.2	115.2	AA-	4,066.1	90.3	AA-

Obligations of States and Political Subdivisions:
General obligations	$567.5	16.8	AA+	563.4	15.9	AA+
Special revenue obligations	726.9	23.5	AA	682.9	21.6	AA
Total obligations of states and political subdivisions	$1,294.4	40.3	AA	1,246.3	37.5	AA

Corporate Securities:
Financial	$610.0	15.4	A	565.5	11.3	A
Industrials	144.0	5.4	A-	146.9	4.2	A-
Utilities	151.3	4.8	BBB+	151.0	2.0	BBB+
Consumer discretionary	214.8	6.8	A-	207.9	5.1	A-
Consumer staples	165.6	4.7	A-	171.1	3.3	A-
Healthcare	162.2	6.7	A	170.8	4.7	A
Materials	108.2	3.2	BBB+	112.6	2.4	BBB+
Energy	97.7	1.4	A-	103.4	0.2	A-
Information technology	122.2	3.6	A	116.7	1.9	A+
Telecommunications services	47.5	1.5	BBB+	51.1	1.0	BBB+
Other	0.7	0.1	AA	2.8	0.3	AA
Total corporate securities	$1,824.2	53.6	A-	1,799.8	36.4	A-

ABS:
ABS	$185.1	1.0	AAA	176.7	0.3	AAA
Sub-prime ABS[1]	0.3	0.1	D	0.5	0.1	CCC
Total ABS	185.4	1.1	AAA	177.2	0.4	AAA

MBS:
Government guaranteed agency commercial mortgage-backed securities ("CMBS")	$12.8	0.3	AA+	14.5	0.3	AA+
Other agency CMBS	12.4	0.1	AA+	13.6	(0.1)	AA+
Non-agency CMBS	175.3	2.9	AAA	151.5	1.4	AA+
Government guaranteed agency residential MBS ("RMBS")	29.1	0.7	AA+	32.4	0.8	AA+
Other agency RMBS	468.5	7.8	AA+	453.5	5.1	AA+
Non-agency RMBS	21.2	0.2	BB+	21.7	0.2	BB+
Alternative-A (“Alt-A”) RMBS	3.5	—	A	3.7	0.1	A
Total MBS	$722.8	12.0	AA+	690.9	7.8	AA+
1Subprime ABS consists of one security whose issuer is currently expected by rating agencies to default on its obligations. We define sub-prime exposure as exposure to direct and indirect investments in non-agency residential mortgages with average FICO® scores below 650.

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at March 31, 2015 and December 31, 2014:

March 31, 2015
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Foreign government	$5.3	5.3	—	—	—	AA+
Obligations of states and political subdivisions	277.0	266.5	10.5	1.7	12.2	AA
Corporate securities	21.2	18.3	2.9	(0.2)	2.7	A+
ABS	2.5	2.1	0.4	(0.4)	—	AAA
MBS	5.1	4.4	0.7	(0.4)	0.3	AAA
Total HTM fixed income portfolio	$311.1	296.6	14.5	0.7	15.2	AA

Obligations of States and Political Subdivisions:
General obligations	$90.3	87.4	2.9	0.8	3.7	AA
Special revenue obligations	186.7	179.1	7.6	0.9	8.5	AA
Total obligations of states and municipal subdivisions	$277.0	266.5	10.5	1.7	12.2	AA

Corporate Securities:
Financial	$2.2	1.9	0.3	(0.1)	0.2	A-
Industrials	6.4	5.4	1.0	(0.1)	0.9	A+
Utilities	12.6	11.0	1.6	—	1.6	A+
Total corporate securities	$21.2	18.3	2.9	(0.2)	2.7	A+

ABS:
ABS	$0.5	0.5	—	—	—	AA
Alt-A ABS	2.0	1.6	0.4	(0.4)	—	AAA
Total ABS	$2.5	2.1	0.4	(0.4)	—	AAA

MBS:
Non-agency CMBS	$5.1	4.4	0.7	(0.4)	0.3	AAA
Total MBS	$5.1	4.4	0.7	(0.4)	0.3	AAA

December 31, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in AOCI	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Portfolio:
Foreign government	$5.4	5.3	0.1	—	0.1	AA+
Obligations of states and political subdivisions	299.1	287.4	11.7	2.1	13.8	AA
Corporate securities	21.4	18.6	2.8	(0.3)	2.5	A+
ABS	2.9	2.4	0.5	(0.5)	—	AAA
MBS	5.2	4.4	0.8	(0.4)	0.4	AAA
Total HTM portfolio	$334.0	318.1	15.9	0.9	16.8	AA

Obligations of States and Political Subdivisions:
General obligations	$97.8	94.6	3.2	1.0	4.2	AA
Special revenue obligations	201.3	192.8	8.5	1.1	9.6	AA
Total obligations of states and political subdivisions	$299.1	287.4	11.7	2.1	13.8	AA

Corporate Securities:
Financial	$2.2	1.9	0.3	(0.1)	0.2	A-
Industrials	6.7	5.7	1.0	(0.2)	0.8	A+
Utilities	12.5	11.0	1.5	—	1.5	A+
Total corporate securities	$21.4	18.6	2.8	(0.3)	2.5	A+

ABS:
ABS	$0.6	0.6	—	—	—	AA
Alt-A ABS	2.3	1.8	0.5	(0.5)	—	AAA
Total ABS	$2.9	2.4	0.5	(0.5)	—	AAA

MBS:
Non-agency CMBS	$5.2	4.4	0.8	(0.4)	0.4	AAA
Total MBS	$5.2	4.4	0.8	(0.4)	0.4	AAA

The sector composition and credit quality of our municipal bonds did not significantly change from December 31, 2014. For details regarding our special revenue bond sectors and additional information regarding credit risk and our management of MBS exposure, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2014 Annual Report.

The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at March 31, 2015:

State Exposures of Municipal Bonds
	General Obligation		Special Revenue	Fair Value	% of Total	Weighted Average Credit Quality
($ in thousands)	Local	State
New York	$15,890	—	117,315	133,205	9%	AA+
Texas[1]	57,165	5,871	52,775	115,811	7%	AA+
California	16,951	12,817	61,799	91,567	6%	AA
Washington	36,698	6,993	45,973	89,664	6%	AA
Florida	—	15,427	51,334	66,761	4%	AA
Arizona	11,802	1,007	49,194	62,003	4%	AA+
Colorado	31,367	—	20,913	52,280	3%	AA-
Oregon	24,950	—	26,359	51,309	3%	AA+
Virginia	20,763	10,180	20,157	51,100	3%	AA+
Missouri	15,541	10,029	21,355	46,925	3%	AA+
Other	143,467	173,232	363,150	679,849	43%	AA
	374,594	235,556	830,324	1,440,474	91%	AA
Pre-refunded/escrowed to maturity bonds	43,510	11,240	76,181	130,931	8%	AA+
Total	$418,104	246,796	906,505	1,571,405	99%	AA

% of Total Municipal Portfolio	26%	16%	58%	100%
1 Of the $57 million in local Texas general obligation bonds, $34 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee program that supports these bonds.

A portion of our municipal bonds contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of March 31, 2015:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$142,829	AA-	AA-
Assured Guaranty	106,948	AA	AA
Ambac Financial Group, Inc.	45,376	AA-	AA-
Other	6,568	AA+	AA+
Total	$301,721	AA	AA

Equity Securities
Our equity securities portfolio was $211.6 million at March 31, 2015 and $191.4 million at December 31, 2014, which was 4% of invested assets at both times. During First Quarter 2015, we generated purchases of $150.5 million and sales of securities that had an original cost of $108.7 million due to a change in our dividend equity strategy from a quantitative strategy to a fundamental approach, as previously discussed.

Unrealized/Unrecognized Losses
In the aggregate, our net unrealized/unrecognized loss positions on our fixed income and equity portfolios improved by $3.8 million, to $6.8 million as of March 31, 2015, compared to December 31, 2014. This improvement was primarily driven by our fixed income securities portfolio, reflecting declining interest rates in the marketplace during First Quarter 2015.

The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at March 31, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$26,106	26,084	22
Due after one year through five years	203,288	201,840	1,448
Due after five years through ten years	198,092	196,080	2,012
Due after ten years	3,986	3,980	6
Total	$431,472	427,984	3,488

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at March 31, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$198	197	1
Due after one year through five years	2,021	2,003	18
Total	$2,219	2,200	19

We have reviewed the securities in a loss position within our fixed income and equity portfolios, in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report. We have concluded that these securities were temporarily impaired as of March 31, 2015. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 4. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Other Investments
As of March 31, 2015, other investments of $95.0 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $66.8 million in our other investments portfolio through commitments that currently expire at various dates through 2028. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2015	2014
Fixed income securities	$30,967	31,028
Equity securities	1,792	1,449
Short-term investments	25	19
Other investments	(3,540)	5,218
Investment expenses	(2,327)	(2,180)
Net investment income earned – before tax	26,917	35,534
Net investment income tax expense	(5,709)	(9,048)
Net investment income earned – after tax	$21,208	26,486
Effective tax rate	21.2%	25.5
Annualized after-tax yield on fixed income securities	2.1	2.2
Annualized after-tax yield on investment portfolio	1.7	2.3

Net investment income before tax decreased in First Quarter 2015 compared to the same prior year period. Net investment income in the quarter was negatively impacted by losses from the alternative investments within our other investments portfolio. In particular, our energy-related limited partnerships were negatively impacted by declining oil prices in the fourth quarter of 2014.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains amounted to $18.9 million in First Quarter 2015 and $7.2 million in First Quarter 2014. These amounts included OTTI charges of $2.1 million and $1.0 million, respectively.

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, we record it as an OTTI, through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income ("OCI") for the non-credit related portion for fixed income securities. If there is a decline in fair value of an equity security that we do not intend to hold, or if we determine that the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report. For qualitative information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in million)	2015	2014
Federal income tax expense	$16.6	7.1
Effective tax rate	29%	28

Federal income tax expense increased in First Quarter 2015 compared to First Quarter 2014 due to higher pre-tax income, primarily driven by an improvement in our underwriting results. The effective tax rate for First Quarter 2015 compared to First Quarter 2014 increased slightly, as tax-advantaged income remained flat compared to the increase in pre-tax income. The majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions.

We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws occur that would impact our tax-advantaged investments.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $139 million at March 31, 2015 was comprised of $26 million at Selective Insurance Group, Inc. (the "Parent") and $113 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $56 million at March 31, 2015 compared to $50 million at December 31, 2014.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay $58 million in total dividends to the Parent in 2015. Cash dividends of $14.4 million were paid in First Quarter 2015. As of December 31, 2014, our allowable ordinary maximum dividend was $162.0 million for 2015.
Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.
The Parent had no private or public issuances of stock or debt instruments during First Quarter 2015 and there were no borrowings under its $30 million line of credit ("Line of Credit").

We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the FHLBI. These Insurance Subsidiaries are Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.9 million provides them with the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $564.3 million for SICSC and $429.8 million for SICSE as of December 31, 2014, for a borrowing capacity of approximately $99 million, of which $60 million is currently outstanding (including $15 million that was borrowed during First Quarter 2015). Accordingly, the Indiana Subsidiaries have the ability to borrow an additional $39 million before the Line of Credit borrowing limit is met. The Parent has the ability to borrow an additional $47 million from the Indiana Subsidiaries under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.7 years as of March 31, 2015, while the liabilities of the Insurance Subsidiaries have a duration of 4.2 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our FHLBI borrowings are scheduled for repayment in 2016, with $15 million due in July 2016 and $45 million due in December 2016. Subsequent to these payments, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at any time during First Quarter 2015.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, a minimum combined statutory surplus, and a maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make certain investments and acquisitions; and (v) engage in transactions with affiliates.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2015	Actual as of March 31, 2015
Consolidated net worth	$905 million	$1.3 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.4%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2015, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.3 billion, and total debt of $394.3 million, which equates to a debt-to-capital ratio of approximately 23%.

Our cash requirements include, but are not limited to, principal and interest payments on various notes payable, dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements and capital expenditures, as well as other operating expenses, which include commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below entitled, “Contractual Obligations, Contingent Liabilities, and Commitments.”

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

Book value per share increased to $23.11 as of March 31, 2015, from $22.54 as of December 31, 2014, due to $0.69 in net income, partially offset by $0.14 in dividends to our shareholders.

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

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") – Our “A+” rating was reaffirmed in First Quarter 2015, citing our improved underwriting results across all segments, solid capitalization with strong growth in shareholders' equity, and continued improvement in leverage and interest coverage metrics. Our stable outlook was affirmed reflecting a more conservative amount of financial leverage at year end 2014 with adequate financial flexibility.

•
S&P's Ratings Services– During the fourth quarter of 2014, S&P reaffirmed our financial strength rating of “A-” and revised our outlook to positive from stable. The rating reflects S&P's view of our strong business risk profile, strong competitive position, and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of our ongoing efforts to improve geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

•
Moody's Investor Service ("Moody's") – Our "A2" financial strength rating was reaffirmed in the third quarter of 2014 by Moody's, which cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and recently improving underwriting profitability. Their outlook remains negative, reflecting Moody's view of challenges in achieving further reductions in segment concentrations and maintaining the pace and consistency of profitability.

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

Off-Balance Sheet Arrangements
At March 31, 2015 and December 31, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; (iii) notes payable; and (iv) contractual obligations related to our alternative and other investments portfolio have not materially changed since December 31, 2014. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 17. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2014 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2014 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of March 31, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors also could impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2014 Annual Report other than as discussed below.
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

The NFIP is funded by U.S Congress and in 2012, U.S. Congress passed, and the President signed, the Biggert-Waters Flood Insurance Reform Act of 2012 (“Biggert-Waters Act”). The Biggert-Waters Act: (i) extended NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policyholders. FEMA implemented these rates throughout 2013, which created significant public discontent and Congressional concern over the impact of the new rates on NFIP customers.

Consequently, U.S Congress passed and, on March 21, 2014, the President signed into law, the Homeowner Flood Insurance Affordability Act of 2014 (“Flood Affordability Act”). The Flood Affordability Act substantially modifies certain provisions of the Biggert-Waters Act, including the reversal of certain rate increases resulting in premium refunds for many NFIP policyholders that began after October 1, 2014.  Effective April 2015, the Flood Affordability Act effectuated certain changes to the NFIP, including: (i) an increase in the Reserve Fund Assessment; (ii) implementation of an annual surcharge on all new and renewal policies; (iii) an additional deductible option; and (iv) increases in the federal policy fee and basic rates.

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

Despite the passage of the Flood Affordability Act, the role of the NFIP remains under scrutiny by policymakers. The uncertainty behind the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.
Changes in tax legislation initiatives could adversely affect our results of operations and financial condition.
We are subject to the tax laws and regulations of U.S. federal, state, and local governments, which may change in ways that adversely impact us. For example, federal tax legislation could be enacted that reduces the existing statutory U.S. federal corporate income tax rate from 35%, thereby reducing any deferred tax assets. This would require that we recognize, in full, a reduction of a previously-recognized federal tax benefit in the period when enacted, and, along with other changes in the tax rules that may increase our actual tax expense, could materially and adversely affect our results of operations.

In addition, our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends received deductions and tax-advantaged municipal bond interest. Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting us. This could negatively impact the value of our investment portfolio and, in turn, materially and adversely impact our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in First Quarter 2015:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2015	2,916	$26.48	—	—
February 1 - 28, 2015	121,029	27.76	—	—
March 1 - 31, 2015	5,312	26.91	—	—
Total	129,257	$27.70	—	—

1During First Quarter 2015, 129,257 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

ITEM 5. OTHER INFORMATION.
Our 2015 Annual Meeting of Stockholders was held on April 29, 2015. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following eleven nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	44,047,894	905,188	31,577
Annabelle G. Bexiga	44,209,712	742,093	32,854
John C. Burville	44,410,167	541,978	32,514
Michael J. Morrissey	43,994,403	961,684	28,572
Gregory E. Murphy	43,600,685	1,360,082	23,892
Cynthia S. Nicholson	44,248,215	716,714	19,730
Ronald L. O'Kelley	44,101,898	851,528	31,233
William M. Rue	40,353,933	4,596,391	34,335
John S. Scheid	44,207,625	741,913	35,121
J. Brian Thebault	44,047,827	906,112	30,720
Philip H. Urban	44,206,918	746,851	30,890

There were 5,426,001 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in our
Proxy Statement for the 2015 Annual Meeting of Stockholders. The votes were as follows: 42,927,852 shares voted for this proposal; 1,944,981 shares voted against it; and 111,826 shares abstained. There were 5,426,001 broker non-votes.

(c) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2015. The votes were as follows: 49,737,003 shares voted for this proposal; 596,512 shares voted against it; and 77,145 shares abstained.

Item 6. EXHIBITS.

(a) Exhibits:

Exhibit No.
10.1+
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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 30, 2015
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	April 30, 2015
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)