Form 10-Q
period 2015-06-30
SELECTIVE INSURANCE GROUP INC
filed 2015-07-30
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
or

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
As of July 15, 2015, there were 57,110,201 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2015	December 31, 2014
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $259,702 – 2015; $333,961 – 2014)	$247,859	318,137
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,133,223 – 2015; $3,975,786 – 2014)	4,192,818	4,066,122
Equity securities, available-for-sale – at fair value (cost: $218,138 – 2015; $159,011 – 2014)	228,883	191,400
Short-term investments (at cost which approximates fair value)	168,349	131,972
Other investments	85,420	99,203
Total investments (Note 4)	4,923,329	4,806,834
Cash	368	23,959
Interest and dividends due or accrued	38,488	38,901
Premiums receivable, net of allowance for uncollectible accounts of: $4,210 – 2015; $4,137 – 2014	647,591	558,778
Reinsurance recoverables, net	572,502	581,548
Prepaid reinsurance premiums	145,286	146,993
Deferred federal income tax	106,152	98,449
Property and equipment – at cost, net of accumulated depreciation and amortization of: $180,146 – 2015; $172,183 – 2014	62,182	59,416
Deferred policy acquisition costs	203,224	185,608
Goodwill	7,849	7,849
Other assets	77,342	73,215
Total assets	$6,784,313	6,581,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,535,433	3,477,870
Unearned premiums	1,177,901	1,095,819
Notes payable	394,305	379,297
Current federal income tax	13,562	3,921
Accrued salaries and benefits	140,211	158,382
Other liabilities	212,588	190,675
Total liabilities	$5,474,000	5,305,964

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 100,585,852 – 2015; 99,947,933 – 2014	201,172	199,896
Additional paid-in capital	317,295	305,385
Retained earnings	1,370,681	1,313,440
Accumulated other comprehensive (loss) income (Note 10)	(12,329)	19,788
Treasury stock – at cost (shares: 43,482,533 – 2015; 43,353,181 – 2014)	(566,506)	(562,923)
Total stockholders’ equity	$1,310,313	1,275,586
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,784,313	6,581,550

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums earned	$490,309	463,625	966,432	920,120
Net investment income earned	32,230	36,774	59,147	72,308
Net realized (losses) gains:
Net realized investment gains	1,031	4,958	22,008	13,139
Other-than-temporary impairments	(4,451)	(419)	(6,545)	(1,382)
Total net realized (losses) gains	(3,420)	4,539	15,463	11,757
Other income	2,854	1,911	4,823	11,735
Total revenues	521,973	506,849	1,045,865	1,015,920

Expenses:
Loss and loss expense incurred	291,561	297,795	576,560	618,341
Policy acquisition costs	169,770	155,173	334,493	304,439
Interest expense	5,490	5,425	10,969	10,986
Other expenses	8,387	8,935	20,788	17,549
Total expenses	475,208	467,328	942,810	951,315

Income before federal income tax	46,765	39,521	103,055	64,605

Federal income tax expense:
Current	7,733	8,781	19,987	15,319
Deferred	5,264	1,399	9,592	1,971
Total federal income tax expense	12,997	10,180	29,579	17,290

Net income	$33,768	29,341	73,476	47,315

Earnings per share:
Basic net income	$0.59	0.52	$1.29	0.84

Diluted net income	$0.58	0.51	$1.27	0.83

Dividends to stockholders	$0.14	0.13	0.28	0.26

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Net income	$33,768	29,341	73,476	47,315

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(39,160)	29,329	(23,574)	50,755
Amount reclassified into net income:
Held-to-maturity securities	(120)	(144)	(290)	(440)
Non-credit other-than-temporary impairments	—	305	232	305
Realized losses (gains) on available-for-sale securities	2,225	(3,255)	(10,707)	(7,954)
Total unrealized (losses) gains on investment securities	(37,055)	26,235	(34,339)	42,666

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,111	248	2,222	495
Total defined benefit pension and post-retirement plans	1,111	248	2,222	495
Other comprehensive (loss) income	(35,944)	26,483	(32,117)	43,161
Comprehensive (loss) income	$(2,176)	55,824	41,359	90,476

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands)	2015	2014
Common stock:
Beginning of year	$199,896	198,240
Dividend reinvestment plan (shares: 26,843 – 2015; 29,949 – 2014)	54	60
Stock purchase and compensation plans (shares: 611,076 – 2015; 547,190 – 2014)	1,222	1,095
End of period	201,172	199,395

Additional paid-in capital:
Beginning of year	305,385	288,182
Dividend reinvestment plan	677	642
Stock purchase and compensation plans	11,233	9,528
End of period	317,295	298,352

Retained earnings:
Beginning of year	1,313,440	1,202,015
Net income	73,476	47,315
Dividends to stockholders ($0.28 per share – 2015; $0.26 per share – 2014)	(16,235)	(14,868)
End of period	1,370,681	1,234,462

Accumulated other comprehensive (loss) income:
Beginning of year	19,788	24,851
Other comprehensive (loss) income	(32,117)	43,161
End of period	(12,329)	68,012

Treasury stock:
Beginning of year	(562,923)	(559,360)
Acquisition of treasury stock (shares: 129,352 – 2015; 124,819 – 2014)	(3,583)	(2,786)
End of period	(566,506)	(562,146)
Total stockholders’ equity	$1,310,313	1,238,075

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended June 30,
($ in thousands)	2015	2014
Operating Activities
Net income	$73,476	47,315

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,085	18,912
Sale of renewal rights	—	(8,000)
Stock-based compensation expense	6,049	6,102
Undistributed losses (gains) of equity method investments	2,117	(138)
Net realized gains	(15,463)	(11,757)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	66,609	93,675
Increase in unearned premiums, net of prepaid reinsurance	83,789	36,453
Decrease in net federal income taxes	19,232	12,634
Increase in premiums receivable	(88,813)	(64,747)
Increase in deferred policy acquisition costs	(17,616)	(9,106)
Decrease (increase) in interest and dividends due or accrued	395	(361)
Decrease in accrued salaries and benefits	(18,171)	(26,557)
Decrease in accrued insurance expenses	(5,091)	(16,872)
Increase (decrease) in other assets and other liabilities	29,999	(4,881)
Net adjustments	92,121	25,357
Net cash provided by operating activities	165,597	72,672

Investing Activities
Purchase of fixed income securities, available-for-sale	(463,758)	(339,362)
Purchase of equity securities, available-for-sale	(177,386)	(111,886)
Purchase of other investments	(2,947)	(6,039)
Purchase of short-term investments	(732,278)	(764,692)
Sale of fixed income securities, available-for-sale	22,323	19,557
Sale of short-term investments	695,901	772,455
Redemption and maturities of fixed income securities, held-to-maturity	68,704	28,595
Redemption and maturities of fixed income securities, available-for-sale	254,995	222,568
Sale of equity securities, available-for-sale	135,548	111,996
Distributions from other investments	17,840	7,726
Purchase of property and equipment	(7,591)	(6,628)
Sale of renewal rights	—	8,000
Net cash used in investing activities	(188,649)	(57,710)

Financing Activities
Dividends to stockholders	(15,211)	(13,914)
Acquisition of treasury stock	(3,583)	(2,786)
Net proceeds from stock purchase and compensation plans	4,037	3,091
Proceeds from borrowings	15,000	—
Excess tax benefits from share-based payment arrangements	1,549	955
Repayments of capital lease obligations	(2,331)	(954)
Net cash used in financing activities	(539)	(13,608)
Net (decrease) increase in cash	(23,591)	1,354
Cash, beginning of year	23,959	193
Cash, end of period	$368	1,547
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
As used herein, the "Company,” “we,” “us,” or “our” refers to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or unless the context otherwise requires. Our interim unaudited consolidated financial statements (“Financial Statements”) have been prepared by us in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of the Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.

Certain amounts in the prior years' Financial Statements and related notes have been reclassified to conform to the 2015 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2015 (“Second Quarter 2015”) and June 30, 2014 (“Second Quarter 2014”) and the six-month periods ended June 30, 2015 ("Six Months 2015") and June 30, 2014 ("Six Months 2014"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) filed with the SEC.

NOTE 2. Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that performance targets that affect vesting and could be achieved after the requisite service period be treated as performance conditions. The effective date for ASU 2014-12 is for interim and annual periods beginning after December 15, 2015. The amendments in ASU 2014-12 may be applied either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and all modified awards thereafter. The adoption of ASU 2014-12 will not affect us, as we are currently recording expense consistent with the requirements of this accounting update.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. As the requirements of this literature are disclosure only, ASU 2014-15 will not impact our financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The amendments in ASU 2015-02 may be applied either retrospectively or by applying a modified retrospective approach, which would include recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. While we are currently evaluating ASU 2015-02, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be netted against the related debt liability in the balance sheet rather than presented as a separate asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-03 should be applied on a retrospective basis. As the requirements of this literature are disclosure only, ASU 2015-03 will not impact our financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. While we are currently evaluating ASU 2015-05, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides guidance that investments for which the practical expedient is used to measure fair value at net asset value per share ("NAV") must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. ASU 2015-07 also includes disclosure requirements for investments for which the NAV practical expedient was used to determine fair value. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-07 should be applied retrospectively to all periods presented. As the requirements of this literature are disclosure only, the application of this guidance will not impact our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires companies that issue short duration contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements of this literature are disclosure only, the application of this guidance will not impact our financial condition or results of operations.

NOTE 3. Statements of Cash Flow
Supplemental cash flow information is as follows:

	Six Months ended June 30,
($ in thousands)	2015	2014
Cash paid during the period for:
Interest	$10,947	11,113
Federal income tax	8,500	3,699

Non-cash items:
Tax-free exchange of fixed income securities, available-for-sale ("AFS")	17,120	9,180
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	—	15
Corporate actions related to equity securities, AFS[1]	884	334
Assets acquired under capital lease arrangements	3,478	2,124
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $5.2 million at June 30, 2015 and $8.5 million at June 30, 2014 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	3	5,295	—	(3)	5,292
Obligations of states and political subdivisions	216,870	1,395	218,265	8,441	—	226,706
Corporate securities	18,532	(265)	18,267	2,565	—	20,832
Asset-backed securities (“ABS”)	1,976	(280)	1,696	285	—	1,981
Commercial mortgage-backed securities (“CMBS”)	4,676	(340)	4,336	555	—	4,891
Total HTM fixed income securities	$247,346	513	247,859	11,846	(3)	259,702

December 31, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	47	5,339	55	—	5,394
Obligations of states and political subdivisions	285,301	2,071	287,372	11,760	—	299,132
Corporate securities	18,899	(273)	18,626	2,796	—	21,422
ABS	2,818	(455)	2,363	460	—	2,823
CMBS	4,869	(432)	4,437	753	—	5,190
Total HTM fixed income securities	$317,179	958	318,137	15,824	—	333,961

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.6 years as of June 30, 2015.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$109,506	6,420	(65)	115,861
Foreign government	22,026	693	—	22,719
Obligations of states and political subdivisions	1,277,635	23,242	(4,819)	1,296,058
Corporate securities	1,794,698	36,201	(6,324)	1,824,575
ABS	213,662	990	(155)	214,497
CMBS[1]	213,497	1,861	(1,180)	214,178
Residential mortgage-backed securities (“RMBS”)[2]	502,199	6,224	(3,493)	504,930
Total AFS fixed income securities	4,133,223	75,631	(16,036)	4,192,818
AFS equity securities:
Common stock	200,150	15,159	(4,190)	211,119
Preferred stock	17,988	23	(247)	17,764
Total AFS equity securities	218,138	15,182	(4,437)	228,883
Total AFS securities	$4,351,361	90,813	(20,473)	4,421,701

December 31, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$116,666	7,592	(128)	124,130
Foreign government	27,035	796	—	27,831
Obligations of states and political subdivisions	1,208,776	38,217	(729)	1,246,264
Corporate securities	1,763,427	42,188	(5,809)	1,799,806
ABS	176,837	760	(373)	177,224
CMBS[1]	177,932	2,438	(777)	179,593
RMBS[2]	505,113	8,587	(2,426)	511,274
Total AFS fixed income securities	3,975,786	100,578	(10,242)	4,066,122
AFS equity securities:
Common stock	159,011	32,725	(336)	191,400
Total AFS equity securities	159,011	32,725	(336)	191,400
Total AFS securities	$4,134,797	133,303	(10,578)	4,257,522

1 CMBS includes government guaranteed agency securities with a fair value of $10.2 million at June 30, 2015 and $13.2 million at December 31, 2014.
2 RMBS includes government guaranteed agency securities with a fair value of $25.7 million at June 30, 2015 and $32.4 million at December 31, 2014.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive (loss) income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at June 30, 2015 and December 31, 2014, the fair value and pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

June 30, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$7,513	(62)	398	(3)
Obligations of states and political subdivisions	398,429	(4,819)	—	—
Corporate securities	440,510	(4,939)	50,187	(1,385)
ABS	40,185	(40)	15,071	(115)
CMBS	80,860	(1,057)	15,579	(123)
RMBS	172,482	(1,763)	67,336	(1,730)
Total AFS fixed income securities	1,139,979	(12,680)	148,571	(3,356)
AFS equity securities:
Common stock	103,352	(4,190)	—	—
Preferred stock	8,432	(247)	—	—
Total AFS equity securities	111,784	(4,437)	—	—
Subtotal	$1,251,763	(17,117)	148,571	(3,356)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	180	(2)	—	—	—	—
ABS	—	—	—	1,540	(280)	272
Subtotal	$180	(2)	—	1,540	(280)	272
Total AFS and HTM	$1,251,943	(17,119)	—	150,111	(3,636)	272

December 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$7,567	(13)	10,866	(115)
Obligations of states and political subdivisions	47,510	(105)	64,018	(624)
Corporate securities	276,648	(1,734)	153,613	(4,075)
ABS	113,202	(178)	15,618	(195)
CMBS	12,799	(34)	59,219	(743)
RMBS	3,399	(8)	138,724	(2,418)
Total AFS fixed income securities	461,125	(2,072)	442,058	(8,170)
AFS equity securities:
Common stock	5,262	(336)	—	—
Total AFS equity securities	5,262	(336)	—	—
Subtotal	$466,387	(2,408)	442,058	(8,170)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$196	(3)	1	—	—	—
ABS	—	—	—	2,235	(455)	439
Subtotal	196	(3)	1	2,235	(455)	439
Total AFS and HTM	$466,583	(2,411)	1	444,293	(8,625)	439
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of June 30, 2015 compared to December 31, 2014:

($ in thousands)
June 30, 2015			December 31, 2014
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
495	80% - 99%	$20,483	350	80% - 99%	$10,596
—	60% - 79%	—	—	60% - 79%	—
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$20,483			$10,596

The increase in the number of securities in a loss position in our portfolio as of June 30, 2015 compared to December 31, 2014, and the related loss amounts were mainly driven by a higher interest rate environment. During Six Months 2015, interest rates on the 10-year U.S. Treasury Note rose by 18 basis points. This interest rate movement had a negative impact on the valuation of our fixed income securities portfolio, thus increasing the number of securities in a loss position and the corresponding dollar amount of unrealized losses.

In addition, unrealized losses on our equity portfolio increased to $4.4 million. These unrealized losses are related to 27 securities with an average impairment severity of 4% of cost, which reflects a temporary dislocation in market values that are expected to recover in the near term.

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

(d) Fixed income securities at June 30, 2015, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at June 30, 2015:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$87,104	88,688
Due after one year through five years	149,865	158,092
Due after five years through 10 years	10,890	12,922
Total HTM fixed income securities	$247,859	259,702

Listed below are the contractual maturities of AFS fixed income securities at June 30, 2015:

($ in thousands)	Fair Value
Due in one year or less	$447,462
Due after one year through five years	2,146,816
Due after five years through 10 years	1,504,185
Due after 10 years	94,355
Total AFS fixed income securities	$4,192,818

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		June 30, 2015
($ in thousands)	June 30, 2015	December 31, 2014	Remaining Commitment
Alternative Investments
Secondary private equity	$18,997	21,807	7,072
Private equity	16,027	20,126	8,823
Energy/power generation	9,662	14,445	19,610
Real estate	8,242	11,452	9,975
Mezzanine financing	7,563	9,853	13,383
Distressed debt	7,000	8,679	3,048
Venture capital	6,697	6,606	350
Total alternative investments	74,188	92,968	62,261
Other securities	11,232	6,235	2,269
Total other investments	$85,420	99,203	64,530

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

Income Statement Information	Quarter ended March 31,		Six Months ended March 31,
($ in millions)	2015	2014	2015	2014
Net investment income	$8.5	22.8	$95.6	85.7
Realized gains	279.4	74.2	592.5	197.6
Net change in unrealized (depreciation) appreciation	(223.4)	207.6	(866.9)	842.4
Net (loss) income	$64.5	304.6	$(178.8)	1,125.7
Selective’s insurance subsidiaries’ other investments income (loss)	$1.4	3.6	$(2.1)	8.8

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

The following table summarizes the market value of these securities at June 30, 2015:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.7	—	24.7	32.4
Obligations of states and political subdivisions	—	4.9	—	4.9
Corporate securities	—	4.8	—	4.8
CMBS	1.5	—	—	1.5
RMBS	54.5	2.0	—	56.5
Total pledged as collateral	$63.7	11.7	24.7	100.1

(g) The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than certain U.S. government agencies, as of June 30, 2015 or December 31, 2014.

(h) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Fixed income securities	$30,659	33,781	$61,626	$64,809
Equity securities	2,384	1,736	4,176	3,185
Short-term investments	23	14	48	33
Other investments	1,422	3,553	(2,118)	8,771
Investment expenses	(2,258)	(2,310)	(4,585)	(4,490)
Net investment income earned	$32,230	36,774	59,147	72,308

(i) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2015	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$183	—	183
Total AFS fixed income securities	183	—	183
AFS equity securities:
Common stock	4,088	—	4,088
Preferred stock	180	—	180
Total AFS equity securities	4,268	—	4,268
Total OTTI losses	$4,451	—	4,451

Second Quarter 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS equity securities:
Common stock	$419	—	419
Total OTTI losses	$419	—	419

Six Months 2015	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,192	—	1,192
RMBS	1	—	1
Total AFS fixed income securities	1,193	—	1,193
AFS equity securities:
Common stock	5,172	—	5,172
Preferred stock	180	—	180
Total AFS equity securities	5,352	—	5,352
Total OTTI losses	$6,545	—	6,545

Six Months 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS equity securities:
Common stock	$1,382	—	1,382
Total OTTI losses	$1,382	—	1,382

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

The following tables set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended June 30,
($ in thousands)	2015	2014
Balance, beginning of period	$1,013	7,488
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	(1,954)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$1,013	5,534

	Six Months ended June 30,
($ in thousands)	2015	2014
Balance, beginning of period	$5,444	7,488
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(4,431)	(1,954)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$1,013	5,534

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
HTM fixed income securities
Gains	$2	3	2	3
Losses	—	(3)	(1)	(14)
AFS fixed income securities
Gains	487	780	1,989	938
Losses	(18)	(31)	(130)	(143)
AFS equity securities
Gains	830	4,362	22,148	12,679
Losses	(270)	(153)	(1,346)	(324)
Other investments
Gains	—	—	—	—
Losses	—	—	(654)	—
Total net realized gains (excluding OTTI charges)	$1,031	4,958	22,008	13,139

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $19.5 million and $157.9 million in Second Quarter and Six Months 2015, respectively. The $22.0 million in net realized gains for Six Months 2015 was primarily related to the sale of AFS equity securities due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

The $5.0 million and $13.1 million in net realized gains in Second Quarter and Six Months 2014, respectively, were primarily related to the sale of AFS equity securities due to the quantitative rebalancing of our dividend yield strategy holdings within our equity portfolio.

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

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$247,859	259,702	318,137	333,961
AFS	4,192,818	4,192,818	4,066,122	4,066,122
Equity securities, AFS	228,883	228,883	191,400	191,400
Short-term investments	168,349	168,349	131,972	131,972
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	15,000	14,999	—	—
1.25% borrowings from FHLBI	45,000	45,290	45,000	45,244
7.25% Senior Notes	49,897	56,607	49,896	59,181
6.70% Senior Notes	99,408	109,656	99,401	114,845
5.875% Senior Notes	185,000	183,742	185,000	185,000
Total notes payable	$394,305	410,294	379,297	404,270

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

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2015 and December 31, 2014:

June 30, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$115,861	52,361	63,500	—
Foreign government	22,719	—	22,719	—
Obligations of states and political subdivisions	1,296,058	—	1,296,058	—
Corporate securities	1,824,575	—	1,824,575	—
ABS	214,497	—	214,497	—
CMBS	214,178	—	214,178	—
RMBS	504,930	—	504,930	—
Total AFS fixed income securities	4,192,818	52,361	4,140,457	—
AFS equity securities:
Common stock	211,119	208,334	—	2,785
Preferred stock	17,764	17,764	—	—
Total AFS equity securities	228,883	226,098	—	2,785
Total AFS securities	4,421,701	278,459	4,140,457	2,785
Short-term investments	168,349	168,349	—	—
Total assets measured at fair value	$4,590,050	446,808	4,140,457	2,785

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/14	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS:
U.S. government and government agencies	$124,130	53,199	70,931	—
Foreign government	27,831	—	27,831	—
Obligations of states and political subdivisions	1,246,264	—	1,246,264	—
Corporate securities	1,799,806	—	1,799,806	—
ABS	177,224	—	177,224	—
CMBS	179,593	—	179,593	—
RMBS	511,274	—	511,274	—
Total AFS fixed income securities	4,066,122	53,199	4,012,923	—
AFS equity securities:
Common stock	191,400	188,500	—	2,900
Total AFS equity securities	191,400	188,500	—	2,900
Total AFS securities	4,257,522	241,699	4,012,923	2,900
Short-term investments	131,972	131,972	—	—
Total assets measured at fair value	$4,389,494	373,671	4,012,923	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the six-month period ended June 30, 2015.

June 30, 2015	Common Stock
($ in thousands)
Fair value, December 31, 2014	$2,900
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	—
Sales	(115)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2015	$2,785

The $2.9 million in fair value of securities measured using Level 3 prices remained unchanged during the full year 2014. The price for the securities, which were measured using Level 3 inputs at June 30, 2015 and December 31, 2014, was obtained through statements provided by the issuer, which we review for reasonableness.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2015 and December 31, 2014:

June 30, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,292	—	5,292	—
Obligations of states and political subdivisions	226,706	—	226,706	—
Corporate securities	20,832	—	20,832	—
ABS	1,981	—	1,981	—
CMBS	4,891	—	4,891	—
Total HTM fixed income securities	$259,702	—	259,702	—
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	$14,999	—	14,999	—
1.25% borrowings from FHLBI	45,290	—	45,290	—
7.25% Senior Notes	56,607	—	56,607	—
6.70% Senior Notes	109,656	—	109,656	—
5.875% Senior Notes	183,742	183,742	—	—
Total notes payable	$410,294	183,742	226,552	—

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,394	—	5,394	—
Obligations of states and political subdivisions	299,132	—	299,132	—
Corporate securities	21,422	—	21,422	—
ABS	2,823	—	2,823	—
CMBS	5,190	—	5,190	—
Total HTM fixed income securities	$333,961	—	333,961	—
Financial Liabilities
Notes payable:
1.25% borrowings from FHLBI	$45,244	—	45,244	—
7.25% Senior Notes	59,181	—	59,181	—
6.70% Senior Notes	114,845	—	114,845	—
5.875% Senior Notes	185,000	185,000	—	—
Total notes payable	$404,270	185,000	219,270	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Premiums written:
Direct	$621,408	572,314	1,220,191	1,130,205
Assumed	4,960	5,837	11,041	13,687
Ceded	(94,235)	(98,328)	(181,011)	(187,319)
Net	$532,133	479,823	1,050,221	956,573
Premiums earned:
Direct	$576,107	544,913	1,138,149	1,081,613
Assumed	5,093	10,385	11,001	20,570
Ceded	(90,891)	(91,673)	(182,718)	(182,063)
Net	$490,309	463,625	966,432	920,120
Loss and loss expense incurred:
Direct	$316,648	332,707	628,894	691,056
Assumed	4,228	7,377	8,890	14,856
Ceded	(29,315)	(42,289)	(61,224)	(87,571)
Net	$291,561	297,795	576,560	618,341

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Ceded premiums written	$(62,479)	(65,775)	(116,321)	(123,078)
Ceded premiums earned	(58,781)	(59,213)	(117,779)	(117,499)
Ceded loss and loss expense incurred	(14,684)	(26,712)	(20,933)	(34,091)

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
Lines, as well as our earnings and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

In the first quarter of 2014, we sold the renewal rights to our $37 million self-insured group, or "SIG," book of business within the Standard Commercial Lines segment. We decided to opportunistically sell this small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we will continue to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of Standard Commercial Lines revenue.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$88,658	83,472	175,013	165,688
Workers compensation	70,954	68,992	139,431	138,405
General liability	119,207	111,591	234,178	220,409
Commercial property	66,549	61,226	131,112	121,412
Businessowners’ policies	23,178	21,279	45,877	42,148
Bonds	5,106	4,734	10,106	9,490
Other	3,553	3,213	7,021	6,396
Miscellaneous income	2,563	1,571	4,232	10,485
Total Standard Commercial Lines revenue	379,768	356,078	746,970	714,433
Standard Personal Lines:
Net premiums earned:
Personal automobile	36,740	38,022	73,750	76,248
Homeowners	33,731	33,576	67,452	66,874
Other	1,600	2,946	3,348	6,240
Miscellaneous income	291	337	591	1,242
Total Standard Personal Lines revenue	72,362	74,881	145,141	150,604
E&S Lines:
Net premiums earned:
General liability	28,793	23,936	55,519	45,867
Commercial property	10,464	9,379	20,119	18,496
Commercial automobile	1,776	1,259	3,506	2,447
Total E&S Lines revenue	41,033	34,574	79,144	66,810
Investments:
Net investment income	32,230	36,774	59,147	72,308
Net realized investment (losses) gains	(3,420)	4,539	15,463	11,757
Total Investments revenue	28,810	41,313	74,610	84,065
Total segments revenue	521,973	506,846	1,045,865	1,015,912
Other income	—	3	—	8
Total revenues	$521,973	506,849	1,045,865	1,015,920

Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Standard Commercial Lines:
Underwriting gain	$35,241	15,703	65,277	12,073
GAAP combined ratio	90.7%	95.6	91.2	98.3
Statutory combined ratio	90.1	95.5	89.9	97.8

Standard Personal Lines:
Underwriting loss	$(4,655)	(5,582)	(7,121)	(7,942)
GAAP combined ratio	106.5%	107.5	104.9	105.3
Statutory combined ratio	105.4	106.1	105.2	105.3

E&S Insurance Operations:
Underwriting (loss) gain	$(1,462)	(37)	(3,011)	938
GAAP combined ratio	103.6%	100.1	103.8	98.6
Statutory combined ratio	102.7	99.9	102.5	98.8

Investments:
Net investment income	$32,230	36,774	59,147	72,308
Net realized investment (losses) gains	(3,420)	4,539	15,463	11,757
Total investment income, before federal income tax	28,810	41,313	74,610	84,065
Tax on investment income	6,254	10,941	18,572	22,516
Total investment income, after federal income tax	$22,556	30,372	56,038	61,549

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$35,241	15,703	65,277	12,073
Standard Personal Lines	(4,655)	(5,582)	(7,121)	(7,942)
E&S Lines	(1,462)	(37)	(3,011)	938
Investment income, before federal income tax	28,810	41,313	74,610	84,065
Total all segments	57,934	51,397	129,755	89,134
Interest expense	(5,490)	(5,425)	(10,969)	(10,986)
General corporate and other expenses	(5,679)	(6,451)	(15,731)	(13,543)
Income before federal income tax	$46,765	39,521	103,055	64,605

NOTE 9. Retirement Plans
The following tables show the net periodic benefit cost related to the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the life insurance benefits provided to eligible Selective Insurance Company of America retirees (referred to as the "Retirement Life Plan"). For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Retirement Income Plan Quarter ended June 30,		Retirement Life Plan Quarter ended June 30,
($ in thousands)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,963	1,626	—	—
Interest cost	3,501	3,253	63	73
Expected return on plan assets	(3,990)	(3,918)	—	—
Amortization of unrecognized net actuarial loss	1,695	368	14	13
Total net periodic cost	$3,169	1,329	77	86

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$3,927	3,253	—	—
Interest cost	7,003	6,507	126	146
Expected return on plan assets	(7,981)	(7,837)	—	—
Amortization of unrecognized net actuarial loss	3,390	735	28	26
Total net periodic cost	$6,339	2,658	154	172

	Retirement Income Plan Six Months ended June 30,		Retirement Life Plan Six Months ended June 30,
	2015	2014	2015	2014
Weighted-Average Expense Assumptions:
Discount rate	4.29%	5.16	4.08%	4.85
Expected return on plan assets	6.27	6.92	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $11.9 million to the Retirement Income Plan in 2015, $6.4 million of which has been funded as of June 30, 2015.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2015 and 2014 are as follows:

Second Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$46,765	12,997	33,768
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the period	(60,244)	(21,084)	(39,160)
Amounts reclassified into net income:
HTM securities	(185)	(65)	(120)
Realized losses on AFS securities	3,422	1,197	2,225
Net unrealized losses	(57,007)	(19,952)	(37,055)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	598	1,111
Defined benefit pension and post-retirement plans	1,709	598	1,111
Other comprehensive loss	(55,298)	(19,354)	(35,944)
Comprehensive loss	$(8,533)	(6,357)	(2,176)

Second Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$39,521	10,180	29,341
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the period	45,122	15,793	29,329
Amounts reclassified into net income:
HTM securities	(221)	(77)	(144)
Non-credit OTTI	469	164	305
Realized gains on AFS securities	(5,008)	(1,753)	(3,255)
Net unrealized gains	40,362	14,127	26,235
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	381	133	248
Defined benefit pension and post-retirement plans	381	133	248
Other comprehensive income	40,743	14,260	26,483
Comprehensive income	$80,264	24,440	55,824

Six Months 2015
($ in thousands)	Gross	Tax	Net
Net income	$103,055	29,579	73,476
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the period	(36,267)	(12,693)	(23,574)
Amounts reclassified into net income:
HTM securities	(446)	(156)	(290)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(16,473)	(5,766)	(10,707)
Net unrealized losses	(52,829)	(18,490)	(34,339)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	3,418	1,196	2,222
Defined benefit pension and post-retirement plans	3,418	1,196	2,222
Other comprehensive loss	(49,411)	(17,294)	(32,117)
Comprehensive income	$53,644	12,285	41,359

Six Months 2014
($ in thousands)	Gross	Tax	Net
Net income	$64,605	17,290	47,315
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the period	78,086	27,331	50,755
Amounts reclassified into net income:
HTM securities	(677)	(237)	(440)
Non-credit OTTI	469	164	305
Realized gains on AFS securities	(12,237)	(4,283)	(7,954)
Net unrealized gains	65,641	22,975	42,666
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	761	266	495
Defined benefit pension and post-retirement plans	761	266	495
Other comprehensive income	66,402	23,241	43,161
Comprehensive income	$131,007	40,531	90,476

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2015 are as follows:

June 30, 2015
	Net Unrealized (Loss) Gain on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total Accumulated Other Comprehensive Income (Loss)
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2014	$(514)	623	80,284	80,393	(60,605)	19,788
OCI before reclassifications	—	—	(23,574)	(23,574)	—	(23,574)
Amounts reclassified from AOCI	232	(290)	(10,707)	(10,765)	2,222	(8,543)
Net current period OCI	232	(290)	(34,281)	(34,339)	2,222	(32,117)
Balance, June 30, 2015	$(282)	333	46,003	46,054	(58,383)	(12,329)

The reclassifications out of AOCI are as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014	Affected Line Item in the Unaudited Consolidated Statement of Income
OTTI related
Non-credit OTTI on disposed securities	$—	469	357	469	Net realized (losses) gains
	—	469	357	469	Income before federal income tax
	—	(164)	(125)	(164)	Total federal income tax expense
	—	305	232	305	Net income
HTM related
Unrealized losses on HTM disposals	87	51	137	75	Net realized (losses) gains
Amortization of net unrealized gains on HTM securities	(272)	(272)	(583)	(752)	Net investment income earned
	(185)	(221)	(446)	(677)	Income before federal income tax
	65	77	156	237	Total federal income tax expense
	(120)	(144)	(290)	(440)	Net income
Realized gains and losses on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	3,422	(5,008)	(16,473)	(12,237)	Net realized (losses) gains
	3,422	(5,008)	(16,473)	(12,237)	Income before federal income tax
	(1,197)	1,753	5,766	4,283	Total federal income tax expense
	2,225	(3,255)	(10,707)	(7,954)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	372	88	743	175	Loss and loss expense incurred
	1,337	293	2,675	586	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,709	381	3,418	761	Income before federal income tax
	(598)	(133)	(1,196)	(266)	Total federal income tax expense
	1,111	248	2,222	495	Net income

Total reclassifications for the period	$3,216	(2,846)	(8,543)	(7,594)	Net income

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of June 30, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
Lines, as well as our earnings and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Commercial and Standard Personal Lines products and services are written through nine subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP").
Our E&S products and services are written through one subsidiary. This subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"), provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.
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

•
Financial Highlights of Results for the second quarters ended June 30, 2015 (“Second Quarter 2015”) and June 30, 2014 (“Second Quarter 2014”) and the six-month periods ended June 30, 2015 ("Six Months 2015") and June 30, 2014 ("Six Months 2014");

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

Financial Highlights of Results for Second Quarter and Six Months 2015 and Second Quarter and Six Months 20141

	Quarter ended June 30,				Six Months ended June 30,
($ and shares in thousands, except per share amounts)	2015	2014	Change % or Points		2015	2014	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$521,973	506,849	3%		$1,045,865	1,015,920	3%
Net investment income earned	32,230	36,774	(12)		59,147	72,308	(18)
Income before federal income tax	46,765	39,521	18		103,055	64,605	60
Net income	33,768	29,341	15		73,476	47,315	55
Diluted net income per share	0.58	0.51	14		1.27	0.83	53
Diluted weighted-average outstanding shares	57,805	57,260	1		57,761	57,215	1
GAAP combined ratio	94.1%	97.8	(3.7)	pts	94.3%	99.4	(5.1)	pts
Statutory combined ratio	93.5	97.5	(4.0)		93.2	99.2	(6.0)
Invested assets per dollar of stockholders' equity	$3.76	3.83	(1.8)%		$3.76	3.83	(1.8)%
After-tax yield on investments	2.0%	2.3	(0.3)	pts	1.9%	2.3	(0.4)	pts
Return on average equity ("ROE")	10.3	9.7	0.6		11.4	7.9	3.5
Non-GAAP measures:
Operating income[2]	$35,991	26,390	36%		$63,425	39,673	60%
Diluted operating income per share[2]	0.62	0.46	35		1.10	0.70	57
Operating ROE[2]	11.0%	8.7	2.3	pts	9.8%	6.6	3.2	pts

[1]	Refer to the Glossary of Terms attached to our 2014 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Operating income	$35,991	26,390	63,425	39,673
Net realized (losses) gains, net of tax	(2,223)	2,951	10,051	7,642
Net income	$33,768	29,341	73,476	47,315

Diluted operating income per share	$0.62	0.46	1.10	0.70
Diluted net realized (losses) gains per share	(0.04)	0.05	0.17	0.13
Diluted net income per share	$0.58	0.51	1.27	0.83

We are currently targeting an operating ROE that is three points higher than our weighted-average cost of capital, or approximately 11.5%. Our ROE contributions by component are as follows:

ROE	Quarter ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Insurance Segments	5.8%	2.2	5.5	0.5
Investment income[1]	7.5	9.1	7.1	9.0
Other	(2.3)	(2.6)	(2.8)	(2.9)
Operating ROE	11.0	8.7	9.8	6.6
Net realized (losses) gains[1]	(0.7)	1.0	1.6	1.3
ROE	10.3%	9.7	11.4	7.9
1 Investment segment results are the combination of Investment income and Net realized (losses) gains.

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
Net premiums written ("NPW")	$532,133	479,823	11%		$1,050,221	956,573	10%
Net premiums earned (“NPE”)	490,309	463,625	6		966,432	920,120	5
Less:
Loss and loss expense incurred	291,561	297,795	(2)		576,560	618,341	(7)
Net underwriting expenses incurred	167,780	154,197	9		331,358	293,923	13
Dividends to policyholders	1,844	1,549	19		3,369	2,787	21
Underwriting gain (loss)	$29,124	10,084	189%		$55,145	5,069	988%
GAAP Ratios:
Loss and loss expense ratio	59.5%	64.2	(4.7)	pts	59.7%	67.2	(7.5)	pts
Underwriting expense ratio	34.2	33.3	0.9		34.3	31.9	2.4
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	0.3	—
Combined ratio	94.1	97.8	(3.7)		94.3	99.4	(5.1)
Statutory Ratios:
Loss and loss expense ratio	59.5	64.2	(4.7)		59.7	67.2	(7.5)
Underwriting expense ratio	33.6	33.0	0.6		33.2	31.7	1.5
Dividends to policyholders ratio	0.4	0.3	0.1		0.3	0.3	—
Combined ratio	93.5%	97.5	(4.0)	pts	93.2%	99.2	(6.0)	pts

The improvements in our GAAP combined ratio in both the quarter and year-to-date periods were driven by the following factors:

•
Lower catastrophe and non-catastrophe property losses as a result of reduced severity in weather-related events in Second Quarter and Six Months 2015 compared to the same periods last year. Quantitative details are as follows:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$24.0	4.9	pts	$27.2	5.9	pts	(1.0)	pts
Non-catastrophe property losses	70.5	14.4		73.0	15.7		(1.3)

	Six Months ended 2015			Six Months ended 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$49.3	5.1	pts	$61.6	6.7	pts	(1.6)	pts
Non-catastrophe property losses	141.5	14.6		164.4	17.9		(3.3)

•
Earned rate in excess of expected loss inflation in Second Quarter and Six Months 2015. Written renewal pure price increases were 3.8% in Six Months 2015 and 5.2% in the last six months of 2014, which provided earned rate of 4.4% in Second Quarter 2015 and 4.8% in Six Months 2015, both above our expected loss inflation of 3%. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratios was approximately 1.0 points in both periods.

•
Favorable prior year casualty reserve development of approximately $20.0 million, or 4.1 points, in Second Quarter 2015, and $40.0 million, or 4.1 points, in Six Months 2015, primarily driven by accident years 2013 and prior. The overall net favorable development was driven by the general liability and workers compensation lines of business. Refer to the table below for further details:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended June 30,			Six months ended June 30,
($ in millions)	2015		2014	2015	2014
General liability	$(16.0)		(14.0)	(36.0)	(25.0)
Commercial automobile	2.0		(4.0)	3.0	(4.0)
Workers compensation	(8.0)		—	(13.0)	—
Businessowners' policies	1.0		2.5	4.0	1.5
Total Standard Commercial Lines	(21.0)		(15.5)	(42.0)	(27.5)

Personal automobile	—		(2.0)	—	(4.0)
Total Standard Personal Lines	—		(2.0)	—	(4.0)

E&S	1.0		—	2.0	—

Total (favorable) prior year casualty reserve development	$(20.0)		(17.5)	(40.0)	(31.5)

(Favorable) impact on loss ratio	(4.1)	pts	(3.8)	(4.1)	(3.5)

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in "Results of Operations and Related Information by Segment."

Partially offsetting the improvements in the loss and loss expense ratios above were increases in the underwriting expense ratios of 0.9 points for Second Quarter 2015 and 2.4 points for Six Months 2015. The increases in both periods primarily related to the following factors:

•
Higher employee-related expenses driven by increases in annual incentive compensation expense to employees, as well as pension expense increases due to the accrual of service costs for eligible employees and the negative impact of declining interest rates last year; and

•	Increases in commissions due to higher supplemental commission expense to our distribution partners and a change in our mix of business.

In addition, the underwriting expense ratio for Six Months 2014 included $8.0 million, or 0.9 points, of a non-recurring benefit related to the sale of the renewal rights to our self-insured group, or "SIG", book of business in March 2014.

For additional information regarding: (i) the sale of our SIG book of business; and (ii) our Retirement Income Plan, see Note 8. “Segment Information” and Note 9. "Retirement Plans," respectively, in Item 1. “Financial Statements.” of this Form 10-Q.
Investments Segment
The investment segment's operating ROE was negatively impacted by lower investment income from our alternative investment portfolio in Second Quarter and Six Months 2015, which was primarily driven by declining oil prices in energy-exposed limited partnerships in the fourth quarter of 2014 and the first quarter of 2015, the results of which are reported to us on a quarter lag. Additionally, lower yields on our fixed income securities continue to negatively impact investment income.

Net realized losses in Second Quarter 2015, compared to net realized gains in Second Quarter 2014, were driven by an increase in OTTI charges related almost entirely to securities in our equity portfolio. The increase in net realized gains in Six Months 2015 compared to Six Months 2014 was driven by the sale of available-for-sale ("AFS") equity securities, partially offset by OTTI charges primarily within our equity portfolio. The sale of AFS equity securities related to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach. For further details, refer to the section below entitled "Investments."

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
Our Insurance Subsidiaries reported a statutory combined ratio, excluding catastrophes, of 88.1% for Six Months 2015, which is lower than our revised full-year 2015 guidance of 90% driven by favorable prior year casualty reserve development of 4.1 points, partially offset by non-catastrophe property losses that were higher by $16.0 million, or 1.5 points. Compared to our full-year catastrophe loss expectation of 4.0 points, catastrophe losses of $49.3 million added 5.1 points to our statutory combined ratio in Six Months 2015.
As noted above, A.M. Best projects a decline in investment yields, continuing a trend that has persisted over the past five years, with yields on new investments remaining significantly lower than those on investments that mature or are called. This is consistent with our experience in Six Months 2015, with bonds that we purchased having an average after-tax yield of 1.6% compared to our full year expectation of 2%, and bonds that were called, matured, or otherwise disposed of yielding an average of 2.7%, after tax.
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

Given the performance of alternative investments related to energy, we lowered our 2015 after-tax investment income expectation to $95 million to $100 million from $100 million. In addition, we have revised our expected 2015 ex-catastrophe combined ratio, which includes no additional prior year casualty reserve development, from 91% to 90%.
Otherwise, for 2015 we continue to expect to generate:

•	Four points of catastrophe losses for the full year; and

•	Weighted average shares of approximately 58 million.

On a longer-term basis, it is our goal to achieve an operating ROE of three points higher than our weighted-average cost of capital, or approximately 11.5%, which currently equates to a 94% combined ratio.

Results of Operations and Related Information by Segment

Standard Commercial Lines
Our Standard Commercial Lines, which represents 77% of our combined insurance segments' NPW, sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through 1,130 distribution partners in the standard marketplace.

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$410,821	363,860	13%		$826,079	743,210	11%
NPE	377,205	354,507	6		742,738	703,948	6
Less:
Loss and loss expense incurred	210,088	216,532	(3)		416,236	459,171	(9)
Net underwriting expenses incurred	130,032	120,723	8		257,856	229,917	12
Dividends to policyholders	1,844	1,549	19		3,369	2,787	21
Underwriting gain	$35,241	15,703	124%		$65,277	12,073	441%
GAAP Ratios:
Loss and loss expense ratio	55.7%	61.1	(5.4)	pts	56.0%	65.2	(9.2)	pts
Underwriting expense ratio	34.5	34.1	0.4		34.7	32.7	2.0
Dividends to policyholders ratio	0.5	0.4	0.1		0.5	0.4	0.1
Combined ratio	90.7	95.6	(4.9)		91.2	98.3	(7.1)
Statutory Ratios:
Loss and loss expense ratio	55.7	61.1	(5.4)		56.1	65.2	(9.1)
Underwriting expense ratio	33.9	34.0	(0.1)		33.3	32.2	1.1
Dividends to policyholders ratio	0.5	0.4	0.1		0.5	0.4	0.1
Combined ratio	90.1%	95.5	(5.4)	pts	89.9%	97.8	(7.9)	pts

The increases in NPW in Second Quarter and Six Months 2015 compared to the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2015	2014	2015	2014
Retention	83%	82	83%	82
Renewal pure price increases	3.0	5.9	3.3	6.1
Direct new business	$89.9	64.7	$178.4	133.6

NPE increases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The GAAP loss and loss expense ratio decreased by 5.4 points in Second Quarter 2015 compared to Second Quarter 2014, driven by: (i) lower non-catastrophe property losses; (ii) renewal pure price increases that averaged 3.3% in Six Months 2015 and 5.0% in the last six months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by 0.8 points; and (iii) favorable prior year casualty reserve development. We believe a significant contributor to the favorable prior year casualty reserve development is the claims and underwriting initiatives we have undertaken, particularly in the workers compensation line of business. These initiatives are described in the "Reserves for Losses and Loss Expenses" section of "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of our 2014 Annual Report.

Quantitative information regarding property losses and prior year development is as follows:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$13.6	3.6	pts	$12.8	3.6	pts	—	pts
Non-catastrophe property losses	42.4	11.2		43.6	12.3		(1.1)
Favorable prior year casualty reserve development	(21.0)	(5.6)		(15.5)	(4.4)		(1.2)

The GAAP loss and loss expense ratio decreased by 9.2 points in Six Months 2015 compared to Six Months 2014, driven by: (i) decreases in catastrophe and non-catastrophe property losses; (ii) renewal pure price increases that averaged 3.3% in Six Months 2015 and 5.0% in the last six months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by 1.0 points; and (iii) favorable prior year casualty reserve development, as discussed above.

Quantitative information is as follows:

	Six Months ended 2015			Six Months ended 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$32.3	4.3	pts	$38.7	5.5	pts	(1.2)	pts
Non-catastrophe property losses	82.9	11.2		102.4	14.5		(3.3)
Favorable prior year casualty reserve development	(42.0)	(5.7)		(27.5)	(3.9)		(1.8)

Partially offsetting the improvements in the loss and loss expense ratio above was a 2.0-point increase in the underwriting expense ratio in Six Months 2015 compared to Six Months 2014. The prior year ratio included $8.0 million, or 1.1 points, of non-recurring benefit related to the sale of the renewal rights to our SIG book of business in March 2014. Similar to the discussion contained in the "Financial Highlights of Results for Second Quarter and Six Months 2015 and Second Quarter and Six Months 2014" above, the remaining 0.9-point increase was primarily attributable to higher employee-related expenses and higher commission expenses.

For additional information regarding the sale of our SIG book of business, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$134,636	118,176	14%		$265,118	237,680	12%
Direct new business	27,176	19,839	37		52,405	39,674	32
Retention	83%	82	1	pts	83%	82	1	pts
Renewal pure price increases	2.8	7.2	(4.4)		3.1	7.4	(4.3)
Statutory NPE	$119,207	111,591	7%		$234,178	220,409	6%
Statutory combined ratio	77.6%	80.7	(3.1)	pts	75.3%	80.7	(5.4)	pts
% of total statutory standard Commercial Lines NPW	33	32			32	32
The increases in NPW in Second Quarter and Six Months 2015 compared to the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The decreases in the statutory combined ratio in Second Quarter and Six Months 2015 compared to the same prior year periods were due to the following:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(16.0)	(13.4)	pts	$(14.0)	(12.5)	pts	(0.9)	pts

	Six Months ended 2015			Six Months ended 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(36.0)	(15.4)	pts	$(25.0)	(11.3)	pts	(4.1)	pts
Sale of SIG renewal rights	—	—		(2.1)	(0.9)		0.9

Favorable prior year casualty reserve development in Second Quarter and Six Months 2015 was driven by the 2009 through 2013 accident years, primarily due to continued lower frequencies in recent accident years. Favorable prior year casualty reserve development in Second Quarter and Six Months 2014 was driven by accident years 2012 and prior. In addition, renewal pure price increases were 3.1% in Six Months 2015 and 5.9% in the last six months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 1.0 points and 1.4 points in the quarter and year-to-date periods, respectively.

Commercial Automobile
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$97,019	87,413	11%		$193,606	176,535	10%
Direct new business	18,490	13,679	35		36,855	28,485	29
Retention	83%	82	1	pts	83%	82	1	pts
Renewal pure price increases	3.9	5.8	(1.9)		3.9	6.0	(2.1)
Statutory NPE	$88,658	83,472	6%		$175,013	165,688	6%
Statutory combined ratio	100.6%	93.5	7.1	pts	100.0%	94.2	5.8	pts
% of total statutory standard Commercial Lines NPW	24	24			23	24

The increases in NPW in Second Quarter and Six Months 2015 compared to the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The increases in the statutory combined ratio in Second Quarter and Six Months 2015 compared to the same prior year periods were due to the following: (i) higher non-catastrophe property losses; (ii) unfavorable prior year casualty reserve development; and (iii) higher expected loss costs for the current accident year that increased the combined ratio by 2.4 points in both periods.

These increases were partially offset by: (i) renewal pure price increases of 3.9% in Six Months 2015 and 4.9% in the last six months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 1.0 points and 1.3 points in the quarter and year-to-date periods, respectively; and (ii) lower catastrophe losses.

Quantitative information regarding these items is as follows:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$0.2	0.3	pts	$1.4	1.7	pts	(1.4)	pts
Non-catastrophe property losses	12.7	14.3		10.0	12.0		2.3
Unfavorable/ (Favorable) prior year casualty reserve development	2.0	2.3		(4.0)	(4.8)		7.1

	Six Months ended 2015			Six Months ended 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$0.2	0.1	pts	$1.5	0.9	pts	(0.8)	pts
Non-catastrophe property losses	25.9	14.8		24.0	14.5		0.3
Unfavorable/ (Favorable) prior year casualty reserve development	3.0	1.7		(4.0)	(2.4)		4.1
Sale of SIG renewal rights	—	—		(1.5)	(0.9)		0.9

Workers Compensation
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$75,471	65,210	16%		$159,276	141,181	13%
Direct new business	18,158	11,069	64		38,278	24,727	55
Retention	83%	81	2	pts	83%	81	2	pts
Renewal pure price increases	2.8	5.7	(2.9)		3.1	5.3	(2.2)
Statutory NPE	$70,954	68,992	3%		$139,431	138,405	1%
Statutory combined ratio	89.2%	112.1	(22.9)	pts	89.9%	108.8	(18.9)	pts
% of total statutory standard Commercial Lines NPW	18	18			19	19

The increases in NPW in Second Quarter and Six Months 2015 compared to the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The decrease in the statutory combined ratio in Second Quarter and Six Months 2015 compared to the same prior year periods was due to the following:

•
Favorable prior year casualty reserve development of $8.0 million, or 11.3 points, in Second Quarter 2015, related primarily to accident years 2013 and 2008 and prior, compared to no development in Second Quarter 2014; and

•
Favorable prior year casualty reserve development of $13.0 million, or 9.3 points, in Six Months 2015, related primarily to accident years 2008 and prior, compared to no development in Six Months 2014.

•
A 9.3-point decrease in Second Quarter and Six Months 2015 related to lower expected loss costs for the current accident year, which reflect our ongoing focus on improving this competitive line of business through underwriting, pricing, and claims initiatives as further discussed below.

Reductions in current and prior year loss costs in this line of business were primarily driven by continued lower frequencies and severities. We believe these trends are evidence of the significant claims and underwriting initiatives that we have undertaken on this line of business. These initiatives include:

•	Centralizing all workers compensation claim handling in Charlotte, North Carolina;

•	Managing non-complex workers compensation claims within our footprint through jurisdictionally-trained and aligned medical only and lost-time adjusters; and

•	Referring claims with high exposure and/or significant escalation risk to our workers compensation strategic case management unit.

Commercial Property
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$70,736	62,630	13%		$141,634	126,726	12%
Direct new business	18,832	13,271	42		36,727	27,766	32
Retention	82%	81	1	pts	82%	81	1	pts
Renewal pure price increases	2.7	4.0	(1.3)		2.8	4.8	(2.0)
Statutory NPE	$66,549	61,226	9%		$131,112	121,412	8%
Statutory combined ratio	95.3%	101.7	(6.4)	pts	96.9%	116.4	(19.5)	pts
% of total statutory standard Commercial Lines NPW	17	17			17	17

The increases in NPW in Second Quarter and Six Months 2015 compared to the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The decreases in the statutory combined ratio in Second Quarter and Six Months 2015 compared to the same prior year periods were due to the following:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$11.0	16.5	pts	$10.1	16.5	pts	—	pts
Non-catastrophe property losses	23.7	35.6		26.2	42.7		(7.1)

	Six Months ended 2015			Six Months ended 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$26.1	19.9	pts	$29.0	23.9	pts	(4.0)	pts
Non-catastrophe property losses	45.2	34.5		62.6	51.5		(17.0)
Sale of SIG renewal rights	—	—		(1.4)	(1.1)		1.1

Standard Personal Lines
Our Standard Personal Lines segment, which includes our flood business, represents approximately 15% of our combined insurance segments' NPW and sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners in the standard marketplace. In addition, we have approximately 5,000 distribution partners selling our flood business.

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$75,986	78,181	(3)%		$141,010	145,519	(3)%
NPE	72,071	74,544	(3)		144,550	149,362	(3)
Less:
Loss and loss expense incurred	53,933	58,863	(8)		106,902	116,890	(9)
Net underwriting expenses incurred	22,793	21,263	7		44,769	40,414	11
Underwriting loss	$(4,655)	(5,582)	17%		$(7,121)	(7,942)	10%
GAAP Ratios:
Loss and loss expense ratio	74.8%	79.0	(4.2)	pts	74.0%	78.3	(4.3)	pts
Underwriting expense ratio	31.7	28.5	3.2		30.9	27.0	3.9
Combined ratio	106.5	107.5	(1.0)		104.9	105.3	(0.4)
Statutory Ratios:
Loss and loss expense ratio	75.0	79.0	(4.0)		74.2	78.3	(4.1)
Underwriting expense ratio	30.4	27.1	3.3		31.0	27.0	4.0
Combined ratio	105.4%	106.1	(0.7)	pts	105.2%	105.3	(0.1)	pts

The decreases in NPW for the quarter and year-to-date periods were primarily driven by targeted non-renewals of less profitable accounts coupled with a decrease in new business. Quantitative information is as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2015	2014	2015	2014
New business	$8.6	9.7	$15.9	17.7
Retention	82%	82	81%	82
Renewal pure price increases	6.7	6.5	6.8	6.2

NPE decreases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The GAAP loss and loss expense ratio improved 4.2 points in Second Quarter 2015 and 4.3 points in Six Months 2015 compared to the same periods a year ago. In addition to the quantitative information below, renewal pure price increases were 6.8% in Six Months 2015 and 6.8% in the last six months of 2014, the earnings of which exceeded our expected loss inflation and improved profitability by 2.8 points and 2.7 points in the quarter and year-to-date periods, respectively.

	Second Quarter 2015			Second Quarter 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$8.3	11.5	pts	$12.7	17.1	pts	(5.6)	pts
Non-catastrophe property losses	22.8	31.7		24.0	32.1		(0.4)
Flood claims handling fees	0.7	(1.0)		(1.0)	(1.3)		0.3
Favorable prior year casualty development	—	—		(2.0)	(2.7)		2.7

	Six Months ended 2015			Six Months ended 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$14.6	10.1	pts	$21.0	14.1	pts	(4.0)	pts
Non-catastrophe property losses	47.0	32.5		51.3	34.4		(1.9)
Flood claims handling fees	(1.2)	(0.9)		(1.6)	(1.0)		0.1
Favorable prior year casualty development	—	—		(4.0)	(2.7)		2.7

Favorable prior year casualty reserve development in Second Quarter and Six Months 2014 was driven by the 2009 through 2013 accident years on our personal automobile line of business.

The increases in the GAAP underwriting expense ratio in both the quarter and year-to-date periods, compared to the prior year periods, were driven by an increase of approximately 2.5 points, primarily due to the following factors:

•
Higher employee-related expenses driven by: (i) staffing additions, such as Standard Personal Lines marketing specialists, to support our growth initiatives; (ii) increases in annual incentive compensation expense to employees; and (iii) pension expense increases, both of which are discussed in "Financial Highlights of Results for Second Quarter and Six Months 2015 and Second Quarter and Six Months 2014" above.

•	Increased costs associated with capital improvements.

In addition, premiums declined in Second Quarter and Six Months 2015, compared to the prior year periods, driven by lower new business due to competition and the targeted non-renewal actions we have taken on this book of business that have put pressure on our underwriting expense ratio in the short-term.

E&S Insurance Operations
Our E&S Lines segment, which represents 8% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 90 distribution partners in the E&S marketplace. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history, that cannot obtain coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$45,326	37,782	20%		$83,132	67,844	23%
NPE	41,033	34,574	19		79,144	66,810	18
Less:
Loss and loss expense incurred	27,540	22,400	23		53,422	42,280	26
Net underwriting expenses incurred	14,955	12,211	22		28,733	23,592	22
Underwriting (loss) gain	$(1,462)	(37)	(3,851)%		$(3,011)	938	(421)%
GAAP Ratios:
Loss and loss expense ratio	67.1%	64.8	2.3	pts	67.5%	63.3	4.2	pts
Underwriting expense ratio	36.5	35.3	1.2		36.3	35.3	1.0
Combined ratio	103.6	100.1	3.5		103.8	98.6	5.2
Statutory Ratios:
Loss and loss expense ratio	67.2	65.0	2.2		67.4	63.4	4.0
Underwriting expense ratio	35.5	34.9	0.6		35.1	35.4	(0.3)
Combined ratio	102.7%	99.9	2.8	pts	102.5%	98.8	3.7	pts

The increases in NPW for both the quarter and year-to-date periods, compared to the prior year periods, were primarily driven by direct new business increases of $6.8 million, or 36%, and $13.3 million, or 39%, respectively.

NPE decreases in Second Quarter and Six Months 2015 compared to Second Quarter and Six Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2015 compared to the twelve-month period ended June 30, 2014.

The GAAP loss and loss expense ratio increased by 2.3 points in Second Quarter 2015 and 4.2 points in Six Months 2015 compared to the same periods a year ago. These increases are driven by renewal pure price increases that are not sufficient to offset expected loss inflation on this segment of our business. Renewal pure price increases were 1.6% in Second Quarter 2015 and 1.5% in Six Months 2015. In addition, the following fluctuations impacted the ratio:

	Second Quarter 2015			Second Quarter 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$5.2	12.7	pts	$5.4	15.7	pts	(3.0)	pts
Unfavorable prior year casualty development	1.0	2.4		—	—		2.4

	Six Months ended 2015			Six Month ended 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$11.7	14.8	pts	$10.7	16.1	pts	(1.3)	pts
Unfavorable prior year casualty development	2.0	2.6		—	—		2.6

Unfavorable prior year casualty reserve development in Second Quarter 2015 was driven by the 2012 accident year, and unfavorable prior year casualty reserve development in Six Months 2015 was driven by the 2012 through 2014 accident years.

The GAAP underwriting expense ratio increased by 1.2 points in Second Quarter 2015 and 1.0 points in Six Months 2015 reflecting immediate recognition of certain expenses in the current year periods in comparison to the level of NPE as this business is growing significantly and NPE continues to lag behind NPW. In addition, commissions to our distribution partners were higher in the Second Quarter and Six Months 2015 as compared to the prior periods.

Reinsurance

We have successfully completed negotiations of our July 1, 2015 excess of loss treaties, which now incorporate coverage for our E&S Lines insurance operations, as well as Standard Commercial Lines and Standard Personal Lines. The renewal of these treaties included some enhancements in terms and conditions and the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") continues to provide $38.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the total program is $84.0 million.

•	The first layer has unlimited reinstatements. The annual aggregate limit for the $30.0 million in excess of $10.0 million second layer is $120.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) continues to provide $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty excludes nuclear, biological, chemical, and radiological terrorism losses, with the annual aggregate terrorism limits remaining at $208.0 million.

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

Total Invested Assets
($ in thousands)	June 30, 2015	December 31, 2014	Change % or Points
Total invested assets	$4,923,329	4,806,834	2%
Unrealized gain – before tax	70,853	123,682	(43)
Unrealized gain – after tax	46,054	80,394	(43)
Invested assets per dollar of stockholders' equity	3.76	3.77	—
Annualized after-tax yield on investment portfolio	1.9	2.2	(0.3)	pts

The increase in our investment portfolio at June 30, 2015 compared to year-end 2014 was primarily driven by operating cash flow of $165.6 million, partially offset by a decrease in unrealized gains during the year of $52.8 million, which was driven by general interest rate movements as seen in the 10-year U.S. Treasury Note, which rose by 18 basis points during Six Months 2015.

We continue to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

	June 30, 2015	December 31, 2014
Fixed income securities:
U.S. government obligations	2%	2
Foreign government obligations	1	1
State and municipal obligations	31	32
Corporate securities	37	38
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	4	4
Total fixed income securities	90	91
Equity securities:
Common stock	5	4
Preferred stock[1]	—	—
Total equity securities	5	4
Short-term investments	3	3
Other investments	2	2
Total	100%	100
1Preferred stock represented less than 1% of our portfolio as of June 30, 2015. We did not hold any of these securities as of December 31, 2014.

Fixed Income Securities
The average duration of the fixed income securities portfolio as of June 30, 2015 was 3.7 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.2 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-" as of June 30, 2015. The following table presents the credit ratings of this portfolio:

Fixed Income Security Rating	June 30, 2015	December 31, 2014
Aaa/AAA	18%	17
Aa/AA	42	44
A/A	25	25
Baa/BBB	14	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, net unrealized gain balances, and the weighted average credit qualities of our AFS fixed income securities at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
($ in millions)	Fair Value	Net Unrealized Gains	Weighted Average Credit Quality	Fair Value	Net Unrealized Gains	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government and government agencies	$115.8	6.4	AA+	124.1	7.4	AA+
Foreign government	22.7	0.7	AA-	27.8	0.8	AA-
Obligations of states and political subdivisions	1,296.1	18.4	AA	1,246.3	37.5	AA
Corporate securities	1,824.6	29.9	A-	1,799.8	36.4	A-
ABS	214.5	0.8	AAA	177.2	0.4	AAA
Residential MBS ("RMBS")	504.9	2.7	AA+	511.3	6.2	AA+
Commercial MBS ("CMBS")	214.2	0.7	AAA	179.6	1.6	AA+
Total AFS fixed income portfolio	$4,192.8	59.6	AA-	4,066.1	90.3	AA-

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at June 30, 2015 and December 31, 2014:

June 30, 2015
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Foreign government	$5.3	5.3	—	—	—	AA+
Obligations of states and political subdivisions	226.7	218.3	8.4	1.4	9.8	AA
Corporate securities	20.8	18.3	2.5	(0.3)	2.2	A+
ABS	2.0	1.7	0.3	(0.3)	—	AAA
CMBS	4.9	4.3	0.6	(0.3)	0.3	AAA
Total HTM fixed income portfolio	$259.7	247.9	11.8	0.5	12.3	AA

December 31, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in AOCI	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Portfolio:
Foreign government	$5.4	5.3	0.1	—	0.1	AA+
Obligations of states and political subdivisions	299.1	287.4	11.7	2.1	13.8	AA
Corporate securities	21.4	18.6	2.8	(0.3)	2.5	A+
ABS	2.9	2.4	0.5	(0.5)	—	AAA
CMBS	5.2	4.4	0.8	(0.4)	0.4	AAA
Total HTM portfolio	$334.0	318.1	15.9	0.9	16.8	AA

The sector composition and credit quality of our major asset categories shown above did not significantly change from December 31, 2014. Our top 10 state exposures still represent approximately 55% of the total municipal portfolio and have an average rating of "AA." A portion of our municipal bond portfolio contains insurance enhancements; however, the ratings of the securities with and without insurance remained unchanged as we generally purchase securities based on their underlying credit quality. For details regarding this information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2014 Annual Report.

In addition, as of June 30, 2015 and December 31, 2014, we did not hold any securities in our fixed income or equity portfolios issued by Greece, Puerto Rico, or China.

Equity Securities
Our equity securities portfolio was $228.9 million at June 30, 2015 and $191.4 million at December 31, 2014, which was 5% and 4% of invested assets, respectively. During Six Months 2015, we generated purchases of $182.9 million and sales of securities that had an original cost of $117.7 million primarily as a result of a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

Unrealized/Unrecognized Losses
The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at June 30, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$40,317	40,275	42
Due after one year through five years	509,759	506,193	3,566
Due after five years through ten years	732,903	720,802	12,101
Due after ten years	21,607	21,280	327
Total	$1,304,586	1,288,550	16,036

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at June 30, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$182	180	2
Due after one year through five years	1,548	1,540	8
Total	$1,730	1,720	10

We have reviewed the securities in a loss position within our fixed income and equity portfolios, in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report. We have concluded that these securities were temporarily impaired as of June 30, 2015. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 4. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Other Investments
As of June 30, 2015, other investments of $85.4 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $64.5 million in our other investments portfolio through commitments that currently expire at various dates through 2028. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2015	2014	2015	2014
Fixed income securities	$30,659	33,781	61,626	64,809
Equity securities	2,384	1,736	4,176	3,185
Short-term investments	23	14	48	33
Other investments	1,422	3,553	(2,118)	8,771
Investment expenses	(2,258)	(2,310)	(4,585)	(4,490)
Net investment income earned – before tax	32,230	36,774	59,147	72,308
Net investment income tax expense	(7,451)	(9,353)	(13,160)	(18,401)
Net investment income earned – after tax	$24,779	27,421	45,987	53,907
Effective tax rate	23.1%	25.4	22.2	25.4
Annualized after-tax yield on fixed income securities	2.1	2.4	2.1	2.3
Annualized after-tax yield on investment portfolio	2.0	2.3	1.9	2.3

Net investment income before tax decreased in Second Quarter and Six Months 2015 compared to the same prior year periods. Net investment income was negatively impacted by lower income from the alternative investments within our other investments portfolio. In particular, our energy-related limited partnerships were negatively impacted by declining oil prices. Additionally, lower yields on our fixed income securities continue to put pressure on investment income.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. In Second Quarter 2015, net realized losses of $3.4 million were driven by OTTI charges of $4.5 million, almost entirely on securities in our equity portfolio. In Six Months 2015, net realized gains of $15.5 million were driven by the sale of AFS equity securities due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach and were partially offset by OTTI charges of $6.5 million. Total net realized gains amounted to $4.5 million in Second Quarter 2014 and $11.8 million for Six Months 2014. These amounts included OTTI charges of $0.4 million and $1.4 million, respectively.

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

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in million)	2015	2014	2015	2014
Federal income tax expense	$13.0	10.2	29.6	17.3
Effective tax rate	28%	26	29	27

Federal income tax expense increased in Second Quarter and Six Months 2015 compared to the same prior year periods due to higher pre-tax income, primarily driven by an improvement in our underwriting results. The effective tax rate for Second Quarter and Six Months 2015 compared to the same prior year periods increased slightly, as tax-advantaged income remained flat compared to the increase in overall pre-tax income. The majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $169 million at June 30, 2015 was comprised of $24 million at Selective Insurance Group, Inc. (the "Parent") and $145 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $63 million at June 30, 2015 compared to $50 million at December 31, 2014.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay $58 million in total dividends to the Parent in 2015. Cash dividends of $28.9 million were paid during Six Months 2015. As of December 31, 2014, our allowable ordinary maximum dividend was $162.0 million for 2015.
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
The Parent had no private or public issuances of stock or debt instruments during Six Months 2015 and there were no borrowings under its $30 million line of credit ("Line of Credit").

We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the FHLBI. These Insurance Subsidiaries are Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"). Membership in the FHLBI provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.8 million provides them with the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $564.3 million for SICSC and $429.8 million for SICSE as of December 31, 2014, for a borrowing capacity of approximately $99 million, of which $60 million is currently outstanding (including $15 million that was borrowed during the first quarter of 2015). Accordingly, the Indiana Subsidiaries have the ability to borrow an additional $39 million before the Line of Credit borrowing limit is met. The Parent has the ability to borrow an additional $47 million from the Indiana Subsidiaries under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.7 years as of June 30, 2015, while the liabilities of the Insurance Subsidiaries have a duration of 4.2 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Scheduled repayments of our FHLBI borrowings include $15 million in July 2016 and $45 million in December 2016. Subsequent to these payments, our next principal repayment is due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective September 26, 2013 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at any time during Six Months 2015.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2015	Actual as of June 30, 2015
Consolidated net worth	$924 million	$1.3 billion
Statutory surplus	Not less than $750 million	$1.3 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.5%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2015, we had statutory surplus of $1.3 billion, GAAP stockholders’ equity of $1.3 billion, and total debt of $394.3 million, which equates to a debt-to-capital ratio of approximately 23%.

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

Book value per share increased to $22.95 as of June 30, 2015, from $22.54 as of December 31, 2014, due to $1.29 in net income, partially offset by $0.60 in unrealized losses in our investment portfolio and $0.28 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In Second Quarter 2015, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects A.M. Best's view that we have an excellent level of risk-adjusted capitalization, disciplined underwriting focus, targeted regional markets with strong distribution partner relationships, and consistently profitable operating performance. We have been rated “A” or higher by A.M. Best for the past 85 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") – Our “A+” rating was reaffirmed in July 2015 with a stable outlook. Fitch cited our improved underwriting results across all segments, solid capitalization with strong growth in shareholders' equity, and continued improvement in leverage and interest coverage metrics.

•
S&P's Ratings Services – During the fourth quarter of 2014, S&P reaffirmed our financial strength rating of “A-” and revised our outlook to positive from stable. The rating reflects S&P's view of our strong business risk profile, strong competitive position, and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of our ongoing efforts to improve geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

•
Moody's Investor Service ("Moody's") – Our "A2" financial strength rating was reaffirmed in Second Quarter 2015 by Moody's, which cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and good underwriting profitability. The outlook was revised to stable from negative, reflecting Moody's view of our improved profitability as a result of our stronger price adequacy in commercial lines, re-underwriting initiatives, and claims processing improvements.

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

Off-Balance Sheet Arrangements
At June 30, 2015 and December 31, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of June 30, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.8% of direct premiums written ("DPW"). The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

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
In 2013, the Department of Housing and Urban Development ("HUD") finalized a new "disparate impact" regulation that may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis. Three insurance industry trade associations are challenging the regulation in two separate Federal lawsuits, one by the American Insurance Association (“AIA”) and the National Association of Mutual Insurance Companies (“NAMIC”) in the District of Columbia, and the other by Property Casualty Insurers Association of America (“PCI”) in Illinois. In the PCI case, the Court ruled that HUD acted arbitrarily in failing to consider the industry's comments regarding the application of the McCarran-Ferguson Act and the Filed Rate Doctrine, and remanded the regulation back to HUD for review and reconsideration. Subsequently, the Court in the AIA and NAMIC case vacated the regulation on summary judgment. HUD filed an appeal of this ruling. On June 25, 2015, the United States Supreme Court, in Texas Department of Housing and Community Affairs, et al. v. Inclusive Communities Projects, Inc. et al. recognized disparate impact liability under the Fair Housing Act, permitting plaintiffs to use statistical analysis to allege discrimination unrelated to intent. This decision likely will favorably impact the HUD appeal in the AIA and NAMIC case, but it likely will not impact the requirement that HUD review and reconsider the regulation as a result of the PCI case. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. The outcome of the litigations and potential rulemaking cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2015:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2015	95	$28.70	—	—
May 1 - 31, 2015	—	—	—	—
June 1 - 30, 2015	—	—	—	—
Total	95	$28.70	—	—

1During Second Quarter 2015, 95 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

ITEM 5. OTHER INFORMATION.
Amendment to By-Laws
Effective July 29, 2015, our Board of Directors approved an amendment to Section 7C of the Company’s By-Laws to raise the eligibility age for election as a member of the Board of Directors from 72 years old to 75 years old. The preceding summary descriptive sentence is qualified in its entirety by reference to the By-Laws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Appointment of Director
On July 29, 2015, our Board of Directors appointed A. David Brown as a director, effective immediately, to serve until the 2016 Annual Meeting of Stockholders. With this appointment, our Board of Directors now has eleven directors, nine of whom are independent.
Mr. Brown, who previously served as a director from 1996 to April 29, 2015, was nominated by the Board’s Corporate Governance and Nominating Committee (“CGNC”) because of: (i) the increased eligibility age for election to the Board of Directors; (ii) the recent unexpected departures of Board members Joan Lamm-Tenant and Annabelle Bexiga due to conflicts with new employment and the corresponding loss of institutional knowledge and expertise; and (iii) Mr. Brown’s extensive expertise in Board succession planning and director recruitment, including serving as managing director of an executive search firm specializing in diversity.
An independent director, Mr. Brown has been appointed to serve on both the Salary and Employee Benefits Committee and the CGNC.
The CGNC is continuing to review the qualifications and skills of potential director candidates identified by independent search firms engaged by the CGNC pursuant to the processes detailed in the CGNC’s Charter.

Item 6. EXHIBITS.

(a) Exhibits:

Exhibit No.
* 3.2	By-Laws of Selective Insurance Group, Inc., effective July 29, 2015.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 30, 2015
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 30, 2015
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)