Form 10-Q
period 2015-09-30
SELECTIVE INSURANCE GROUP INC
filed 2015-10-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
or

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
As of October 15, 2015, there were 57,195,450 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2015	December 31, 2014
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $240,388 – 2015; $333,961 – 2014)	$229,869	318,137
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,273,771 – 2015; $3,975,786 – 2014)	4,351,046	4,066,122
Equity securities, available-for-sale – at fair value (cost: $220,820 – 2015; $159,011 – 2014)	221,951	191,400
Short-term investments (at cost which approximates fair value)	125,855	131,972
Other investments	85,146	99,203
Total investments (Note 4)	5,013,867	4,806,834
Cash	15,113	23,959
Interest and dividends due or accrued	38,009	38,901
Premiums receivable, net of allowance for uncollectible accounts of: $4,612 – 2015; $4,137 – 2014	653,966	558,778
Reinsurance recoverables, net	561,364	581,548
Prepaid reinsurance premiums	148,634	146,993
Deferred federal income tax	93,062	98,449
Property and equipment – at cost, net of accumulated depreciation and amortization of: $184,406 – 2015; $172,183 – 2014	65,657	59,416
Deferred policy acquisition costs	213,666	185,608
Goodwill	7,849	7,849
Other assets	86,930	73,215
Total assets	$6,898,117	6,581,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,517,751	3,477,870
Unearned premiums	1,218,884	1,095,819
Notes payable	394,309	379,297
Current federal income tax	12,607	3,921
Accrued salaries and benefits	158,044	158,382
Other liabilities	237,500	190,675
Total liabilities	$5,539,095	5,305,964

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 100,673,864 – 2015; 99,947,933 – 2014	201,348	199,896
Additional paid-in capital	320,987	305,385
Retained earnings	1,409,536	1,313,440
Accumulated other comprehensive (loss) income (Note 10)	(6,039)	19,788
Treasury stock – at cost (shares: 43,492,212 – 2015; 43,353,181 – 2014)	(566,810)	(562,923)
Total stockholders’ equity	$1,359,022	1,275,586
Commitments and contingencies
Total liabilities and stockholders’ equity	$6,898,117	6,581,550

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Net premiums earned	$507,390	462,639	1,473,822	1,382,759
Net investment income earned	32,061	34,292	91,208	106,600
Net realized gains:
Net realized investment gains	1,590	15,231	23,598	28,370
Other-than-temporary impairments	(1,282)	—	(7,827)	(1,382)
Total net realized gains	308	15,231	15,771	26,988
Other income	698	3,196	5,521	14,931
Total revenues	540,457	515,358	1,586,322	1,531,278

Expenses:
Loss and loss expense incurred	285,161	270,932	861,721	889,273
Policy acquisition costs	174,802	158,101	509,295	462,540
Interest expense	5,489	5,558	16,458	16,544
Other expenses	9,166	5,441	29,954	22,990
Total expenses	474,618	440,032	1,417,428	1,391,347

Income before federal income tax	65,839	75,326	168,894	139,931

Federal income tax expense:
Current	9,141	7,373	29,128	22,692
Deferred	9,702	14,791	19,294	16,762
Total federal income tax expense	18,843	22,164	48,422	39,454

Net income	$46,996	53,162	120,472	100,477

Earnings per share:
Basic net income	$0.82	0.94	2.11	1.79

Diluted net income	$0.81	0.93	2.08	1.75

Dividends to stockholders	$0.14	0.13	0.42	0.39

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Net income	$46,996	53,162	120,472	100,477

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	5,442	(8,988)	(18,132)	41,767
Amount reclassified into net income:
Held-to-maturity securities	(63)	(243)	(353)	(683)
Non-credit other-than-temporary impairments	—	780	232	1,085
Realized gains on available-for-sale securities	(199)	(10,683)	(10,906)	(18,637)
Total unrealized gains (losses) on investment securities	5,180	(19,134)	(29,159)	23,532

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,110	247	3,332	742
Total defined benefit pension and post-retirement plans	1,110	247	3,332	742
Other comprehensive income (loss)	6,290	(18,887)	(25,827)	24,274
Comprehensive income	$53,286	34,275	94,645	124,751

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands)	2015	2014
Common stock:
Beginning of year	$199,896	198,240
Dividend reinvestment plan (shares: 38,947 – 2015; 44,322 – 2014)	78	89
Stock purchase and compensation plans (shares: 686,984 – 2015; 588,858 – 2014)	1,374	1,178
End of period	201,348	199,507

Additional paid-in capital:
Beginning of year	305,385	288,182
Dividend reinvestment plan	1,014	957
Stock purchase and compensation plans	14,588	11,286
End of period	320,987	300,425

Retained earnings:
Beginning of year	1,313,440	1,202,015
Net income	120,472	100,477
Dividends to stockholders ($0.42 per share – 2015; $0.39 per share – 2014)	(24,376)	(22,344)
End of period	1,409,536	1,280,148

Accumulated other comprehensive (loss) income:
Beginning of year	19,788	24,851
Other comprehensive (loss) income	(25,827)	24,274
End of period	(6,039)	49,125

Treasury stock:
Beginning of year	(562,923)	(559,360)
Acquisition of treasury stock (shares: 139,031 – 2015; 130,573 – 2014)	(3,887)	(2,920)
End of period	(566,810)	(562,280)
Total stockholders’ equity	$1,359,022	1,266,925

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended September 30,
($ in thousands)	2015	2014
Operating Activities
Net income	$120,472	100,477

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,868	31,059
Sale of renewal rights	—	(8,000)
Stock-based compensation expense	7,626	7,421
Undistributed losses (gains) of equity method investments	781	(131)
Net realized gains	(15,771)	(26,988)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	60,065	86,887
Increase in unearned premiums, net of prepaid reinsurance	121,424	68,935
Decrease in net federal income taxes	27,980	33,596
Increase in premiums receivable	(95,188)	(66,816)
Increase in deferred policy acquisition costs	(28,058)	(16,700)
Decrease (increase) in interest and dividends due or accrued	979	(82)
Decrease in accrued salaries and benefits	(338)	(13,958)
Increase (decrease) in accrued insurance expenses	7,154	(12,545)
Increase (decrease) in other assets and other liabilities	8,039	(25,036)
Net adjustments	138,561	57,642
Net cash provided by operating activities	259,033	158,119

Investing Activities
Purchase of fixed income securities, available-for-sale	(731,154)	(560,493)
Purchase of equity securities, available-for-sale	(192,717)	(185,529)
Purchase of other investments	(6,589)	(8,498)
Purchase of short-term investments	(1,084,794)	(1,082,192)
Sale of fixed income securities, available-for-sale	22,323	35,499
Sale of short-term investments	1,090,911	1,074,850
Redemption and maturities of fixed income securities, held-to-maturity	79,972	56,375
Redemption and maturities of fixed income securities, available-for-sale	403,510	336,939
Sale of equity securities, available-for-sale	148,228	186,001
Distributions from other investments	22,038	13,514
Purchase of property and equipment	(11,869)	(9,178)
Sale of renewal rights	—	8,000
Net cash used in investing activities	(260,141)	(134,712)

Financing Activities
Dividends to stockholders	(22,848)	(20,899)
Acquisition of treasury stock	(3,887)	(2,920)
Net proceeds from stock purchase and compensation plans	6,016	3,554
Proceeds from borrowings	15,000	—
Excess tax benefits from share-based payment arrangements	1,498	1,024
Repayments of capital lease obligations	(3,517)	(1,858)
Net cash used in financing activities	(7,738)	(21,099)
Net (decrease) increase in cash	(8,846)	2,308
Cash, beginning of year	23,959	193
Cash, end of period	$15,113	2,501
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2015 (“Third Quarter 2015”) and September 30, 2014 (“Third Quarter 2014”) and the nine-month periods ended September 30, 2015 ("Nine Months 2015") and September 30, 2014 ("Nine Months 2014"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) filed with the SEC.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be netted against the related debt liability in the balance sheet rather than presented as a separate asset. However, ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Therefore, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies that, in the absence of authoritative guidance on line-of-credit arrangements within ASU 2015-03, the SEC would not object to the deferral and presentation of debt issuance costs as an asset and the subsequent amortization of the deferred costs over the term of the line-of-credit arrangement.

ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted, and should be applied on a retrospective basis. As the requirement of ASU 2015-03 is disclosure only, the adoption of this guidance will not impact our financial condition or results of operations.

ASU 2015-15 is effective upon adoption of ASU 2015-03. While we are currently evaluating ASU 2015-15, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 can be adopted either prospectively, to all arrangements entered into or materially modified after the effective date, or retrospectively. While we are currently evaluating ASU 2015-05, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

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

NOTE 3. Statements of Cash Flow
Supplemental cash flow information is as follows:

	Nine Months ended September 30,
($ in thousands)	2015	2014
Cash paid during the period for:
Interest	$13,843	14,089
Federal income tax	18,500	4,699

Non-cash items:
Tax-free exchange of fixed income securities, available-for-sale ("AFS")	35,425	14,954
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	10,045	4,288
Corporate actions related to equity securities, AFS[1]	4,239	334
Assets acquired under capital lease arrangements	6,933	4,853
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $9.9 million at September 30, 2015 and $8.1 million at September 30, 2014 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$205,443	1,108	206,551	7,423	—	213,974
Corporate securities	18,147	(241)	17,906	2,467	—	20,373
Asset-backed securities (“ABS”)	1,209	(157)	1,052	158	—	1,210
Commercial mortgage-backed securities (“CMBS”)	4,656	(296)	4,360	471	—	4,831
Total HTM fixed income securities	$229,455	414	229,869	10,519	—	240,388

December 31, 2014
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Foreign government	$5,292	47	5,339	55	—	5,394
Obligations of states and political subdivisions	285,301	2,071	287,372	11,760	—	299,132
Corporate securities	18,899	(273)	18,626	2,796	—	21,422
ABS	2,818	(455)	2,363	460	—	2,823
CMBS	4,869	(432)	4,437	753	—	5,190
Total HTM fixed income securities	$317,179	958	318,137	15,824	—	333,961

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.5 years as of September 30, 2015.

(b) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities as of September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$109,062	6,069	(1)	115,130
Foreign government	19,030	657	—	19,687
Obligations of states and political subdivisions	1,303,188	35,552	(545)	1,338,195
Corporate securities	1,859,834	35,222	(8,882)	1,886,174
ABS	255,716	1,312	(105)	256,923
CMBS[1]	220,009	2,450	(457)	222,002
Residential mortgage-backed securities (“RMBS”)[2]	506,932	7,400	(1,397)	512,935
Total AFS fixed income securities	4,273,771	88,662	(11,387)	4,351,046
AFS equity securities:
Common stock	208,995	13,542	(12,340)	210,197
Preferred stock	11,825	46	(117)	11,754
Total AFS equity securities	220,820	13,588	(12,457)	221,951
Total AFS securities	$4,494,591	102,250	(23,844)	4,572,997

December 31, 2014
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$116,666	7,592	(128)	124,130
Foreign government	27,035	796	—	27,831
Obligations of states and political subdivisions	1,208,776	38,217	(729)	1,246,264
Corporate securities	1,763,427	42,188	(5,809)	1,799,806
ABS	176,837	760	(373)	177,224
CMBS[1]	177,932	2,438	(777)	179,593
RMBS[2]	505,113	8,587	(2,426)	511,274
Total AFS fixed income securities	3,975,786	100,578	(10,242)	4,066,122
AFS equity securities:
Common stock	159,011	32,725	(336)	191,400
Total AFS equity securities	159,011	32,725	(336)	191,400
Total AFS securities	$4,134,797	133,303	(10,578)	4,257,522

1 CMBS includes government guaranteed agency securities with a fair value of $7.4 million at September 30, 2015 and $13.2 million at December 31, 2014.
2 RMBS includes government guaranteed agency securities with a fair value of $22.5 million at September 30, 2015 and $32.4 million at December 31, 2014.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive (loss) income ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at September 30, 2015 and December 31, 2014, the fair value and pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

September 30, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$—	—	399	(1)
Obligations of states and political subdivisions	96,861	(545)	—	—
Corporate securities	430,481	(7,187)	50,552	(1,695)
ABS	55,856	(71)	12,530	(34)
CMBS	59,004	(367)	15,561	(90)
RMBS	95,254	(457)	65,417	(940)
Total AFS fixed income securities	737,456	(8,627)	144,459	(2,760)
AFS equity securities:
Common stock	133,601	(12,340)	—	—
Preferred stock	8,562	(117)	—	—
Total AFS equity securities	142,163	(12,457)	—	—
Subtotal	$879,619	(21,084)	144,459	(2,760)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
ABS	$—	—	—	942	(157)	153
Subtotal	$—	—	—	942	(157)	153
Total AFS and HTM	$879,619	(21,084)	—	145,401	(2,917)	153

December 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$7,567	(13)	10,866	(115)
Obligations of states and political subdivisions	47,510	(105)	64,018	(624)
Corporate securities	276,648	(1,734)	153,613	(4,075)
ABS	113,202	(178)	15,618	(195)
CMBS	12,799	(34)	59,219	(743)
RMBS	3,399	(8)	138,724	(2,418)
Total AFS fixed income securities	461,125	(2,072)	442,058	(8,170)
AFS equity securities:
Common stock	5,262	(336)	—	—
Total AFS equity securities	5,262	(336)	—	—
Subtotal	$466,387	(2,408)	442,058	(8,170)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$196	(3)	1	—	—	—
ABS	—	—	—	2,235	(455)	439
Subtotal	196	(3)	1	2,235	(455)	439
Total AFS and HTM	$466,583	(2,411)	1	444,293	(8,625)	439
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of September 30, 2015 compared with December 31, 2014:

($ in thousands)
September 30, 2015			December 31, 2014
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
389	80% - 99%	$21,841	350	80% - 99%	$10,596
4	60% - 79%	2,007	—	60% - 79%	—
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$23,848			$10,596

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

(d) Fixed income securities at September 30, 2015, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at September 30, 2015:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$102,507	103,945
Due after one year through five years	116,833	123,960
Due after five years through 10 years	10,529	12,483
Total HTM fixed income securities	$229,869	240,388

Listed below are the contractual maturities of AFS fixed income securities at September 30, 2015:

($ in thousands)	Fair Value
Due in one year or less	$501,398
Due after one year through five years	2,180,671
Due after five years through 10 years	1,589,038
Due after 10 years	79,939
Total AFS fixed income securities	$4,351,046

(e) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		September 30, 2015
($ in thousands)	September 30, 2015	December 31, 2014	Remaining Commitment
Alternative Investments
Secondary private equity	$17,503	21,807	7,095
Private equity	15,792	20,126	23,826
Energy/power generation	11,643	14,445	16,857
Real estate	8,854	11,452	9,919
Mezzanine financing	6,948	9,853	13,383
Distressed debt	6,889	8,679	3,048
Venture capital	6,539	6,606	150
Total alternative investments	74,168	92,968	74,278
Other securities	10,978	6,235	2,269
Total other investments	$85,146	99,203	76,547

For a full description of our seven alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

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

Income Statement Information	Quarter ended June 30,		Nine months ended June 30,
($ in millions)	2015	2014	2015	2014
Net investment income	$44.1	81.3	$139.6	167.0
Realized gains (losses)	385.2	(26.1)	977.7	171.5
Net change in unrealized (depreciation) appreciation	(222.2)	628.6	(1,089.0)	1,471.0
Net income	$207.1	683.8	$28.3	1,809.5
Selective’s insurance subsidiaries’ other investments income (loss)	$1.3	3.9	$(0.8)	12.7

(f) We have pledged certain AFS fixed income securities as collateral related to our: (i) outstanding borrowing of $60 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); and (ii) reinsurance obligations related to our 2011 acquisition of our excess and surplus lines ("E&S") book of business. In addition, certain securities were on deposit with various state and regulatory agencies to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2015:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.7	—	24.4	32.1
Obligations of states and political subdivisions	—	5.0	—	5.0
Corporate securities	—	4.8	—	4.8
CMBS	1.4	—	—	1.4
RMBS	55.5	1.9	—	57.4
Total pledged as collateral	$64.6	11.7	24.4	100.7

(g) The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than certain U.S. government agencies, as of September 30, 2015 or December 31, 2014.

(h) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Fixed income securities	$30,601	30,706	$92,227	95,515
Equity securities	2,370	1,909	6,546	5,094
Short-term investments	24	15	72	48
Other investments	1,337	3,906	(781)	12,677
Investment expenses	(2,271)	(2,244)	(6,856)	(6,734)
Net investment income earned	$32,061	34,292	$91,208	106,600

(i) The following tables summarize OTTI by asset type for the periods indicated. We had no OTTI charges in Third Quarter 2014:

Third Quarter 2015	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$253	—	253
Total AFS fixed income securities	253	—	253
AFS equity securities:
Common stock	1,029	—	1,029
Total AFS equity securities	1,029	—	1,029
Total OTTI losses	$1,282	—	1,282

Nine Months 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,445	—	1,445
RMBS	1	—	1
Total AFS fixed income securities	1,446	—	1,446
AFS equity securities:
Common stock	6,201	—	6,201
Preferred stock	180	—	180
Total AFS equity securities	6,381	—	6,381
Total OTTI losses	$7,827	—	7,827

Nine Months 2014	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS equity securities:
Common stock	$1,382	—	1,382
Total OTTI losses	$1,382	—	1,382

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

The following tables set forth, for the periods indicated, credit loss impairments on fixed income securities for which a portion of the OTTI charge was recognized in OCI, and the corresponding changes in such amounts:

	Quarter ended September 30,
($ in thousands)	2015	2014
Balance, beginning of period	$1,013	5,534
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	—	(90)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$1,013	5,444

	Nine Months ended September 30,
($ in thousands)	2015	2014
Balance, beginning of period	$5,444	7,488
Addition for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Reductions for securities sold during the period	(4,431)	(2,044)
Reductions for securities for which the amount previously recognized in OCI was recognized in earnings because of intention or potential requirement to sell before recovery of amortized cost	—	—
Additional increases to the amount related to credit loss for which an OTTI was previously recognized	—	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	—
Balance, end of period	$1,013	5,444

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
HTM fixed income securities
Gains	$3	—	5	3
Losses	—	(4)	(1)	(18)
AFS fixed income securities
Gains	169	695	2,158	1,633
Losses	—	(29)	(130)	(172)
AFS equity securities
Gains	1,419	14,576	23,567	27,255
Losses	(1)	(8)	(1,347)	(332)
Other investments
Gains	—	1	—	1
Losses	—	—	(654)	—
Total net realized gains (excluding OTTI charges)	$1,590	15,231	23,598	28,370

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $12.7 million and $170.6 million in Third Quarter and Nine Months 2015, respectively. The $23.6 million in net realized gains for Nine Months 2015 was primarily related to the sale of AFS equity securities due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

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

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$229,869	240,388	318,137	333,961
AFS	4,351,046	4,351,046	4,066,122	4,066,122
Equity securities, AFS	221,951	221,951	191,400	191,400
Short-term investments	125,855	125,855	131,972	131,972
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	15,000	14,995	—	—
1.25% borrowings from FHLBI	45,000	45,277	45,000	45,244
7.25% Senior Notes	49,898	57,929	49,896	59,181
6.70% Senior Notes	99,411	112,387	99,401	114,845
5.875% Senior Notes	185,000	187,960	185,000	185,000
Total notes payable	$394,309	418,548	379,297	404,270

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

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2015 and December 31, 2014:

September 30, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 9/30/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$115,130	51,963	63,167	—
Foreign government	19,687	—	19,687	—
Obligations of states and political subdivisions	1,338,195	—	1,338,195	—
Corporate securities	1,886,174	—	1,886,174	—
ABS	256,923	—	256,923	—
CMBS	222,002	—	222,002	—
RMBS	512,935	—	512,935	—
Total AFS fixed income securities	4,351,046	51,963	4,299,083	—
AFS equity securities:
Common stock	210,197	207,412	—	2,785
Preferred stock	11,754	11,754	—	—
Total AFS equity securities	221,951	219,166	—	2,785
Total AFS securities	4,572,997	271,129	4,299,083	2,785
Short-term investments	125,855	125,855	—	—
Total assets measured at fair value	$4,698,852	396,984	4,299,083	2,785

[1]	There were no transfers of securities between Level 1 and Level 2.

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/14	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$124,130	53,199	70,931	—
Foreign government	27,831	—	27,831	—
Obligations of states and political subdivisions	1,246,264	—	1,246,264	—
Corporate securities	1,799,806	—	1,799,806	—
ABS	177,224	—	177,224	—
CMBS	179,593	—	179,593	—
RMBS	511,274	—	511,274	—
Total AFS fixed income securities	4,066,122	53,199	4,012,923	—
AFS equity securities:
Common stock	191,400	188,500	—	2,900
Total AFS equity securities	191,400	188,500	—	2,900
Total AFS securities	4,257,522	241,699	4,012,923	2,900
Short-term investments	131,972	131,972	—	—
Total assets measured at fair value	$4,389,494	373,671	4,012,923	2,900

[1]	There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the nine-month period ended September 30, 2015.

September 30, 2015	Common Stock
($ in thousands)
Fair value, December 31, 2014	$2,900
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	—
Sales	(115)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, September 30, 2015	$2,785

The $2.9 million in fair value of securities measured using Level 3 prices remained unchanged during the full year 2014. The price for these securities, which were measured using Level 3 inputs at September 30, 2015 and December 31, 2014, was obtained through statements provided by the issuer, which we review for reasonableness.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2015 and December 31, 2014:

September 30, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 9/30/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$213,974	—	213,974	—
Corporate securities	20,373	—	20,373	—
ABS	1,210	—	1,210	—
CMBS	4,831	—	4,831	—
Total HTM fixed income securities	$240,388	—	240,388	—
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	$14,995	—	14,995	—
1.25% borrowings from FHLBI	45,277	—	45,277	—
7.25% Senior Notes	57,929	—	57,929	—
6.70% Senior Notes	112,387	—	112,387	—
5.875% Senior Notes	187,960	187,960	—	—
Total notes payable	$418,548	187,960	230,588	—

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,394	—	5,394	—
Obligations of states and political subdivisions	299,132	—	299,132	—
Corporate securities	21,422	—	21,422	—
ABS	2,823	—	2,823	—
CMBS	5,190	—	5,190	—
Total HTM fixed income securities	$333,961	—	333,961	—
Financial Liabilities
Notes payable:
1.25% borrowings from FHLBI	$45,244	—	45,244	—
7.25% Senior Notes	59,181	—	59,181	—
6.70% Senior Notes	114,845	—	114,845	—
5.875% Senior Notes	185,000	185,000	—	—
Total notes payable	$404,270	185,000	219,270	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Premiums written:
Direct	$631,429	592,858	$1,851,620	1,723,063
Assumed	6,099	5,780	17,140	19,467
Ceded	(92,503)	(103,517)	(273,514)	(290,836)
Net	$545,025	495,121	$1,595,246	1,451,694
Premiums earned:
Direct	$590,716	548,734	$1,728,865	1,630,347
Assumed	5,830	6,789	16,831	27,359
Ceded	(89,156)	(92,884)	(271,874)	(274,947)
Net	$507,390	462,639	$1,473,822	1,382,759
Loss and loss expense incurred:
Direct	$306,635	304,525	$935,529	995,581
Assumed	4,224	5,362	13,114	20,218
Ceded	(25,698)	(38,955)	(86,922)	(126,526)
Net	$285,161	270,932	$861,721	889,273

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Ceded premiums written	$(62,463)	(69,922)	$(178,784)	(193,000)
Ceded premiums earned	(58,340)	(60,761)	(176,119)	(178,260)
Ceded loss and loss expense incurred	(15,382)	(14,008)	(36,315)	(48,099)

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

In the first quarter of 2014, we sold the renewal rights to our $37 million self-insured group, or "SIG," book of business within the Standard Commercial Lines segment. We decided to opportunistically sell this small and specialized book of pooled business as a significant portion of the business was produced outside of our standard lines footprint, and proved difficult to grow. As this was a renewal rights sale, we continued to service policies that were in force at the date of the sale. We continue to remain active in the municipal and public school marketplace for individual risks that procure traditional insurance programs rather than pooling arrangements. The proceeds from this sale, which amounted to $8 million, are included in "Miscellaneous income" within the table below as a component of Standard Commercial Lines revenue for Nine Months 2014.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$90,758	83,536	265,771	249,224
Workers compensation	74,560	66,732	213,991	205,137
General liability	123,252	110,894	357,430	331,303
Commercial property	68,587	61,304	199,699	182,716
Businessowners’ policies	23,726	21,649	69,603	63,797
Bonds	5,031	4,791	15,137	14,281
Other	3,628	3,237	10,649	9,633
Miscellaneous income	448	2,830	4,680	13,315
Total Standard Commercial Lines revenue	389,990	354,973	1,136,960	1,069,406
Standard Personal Lines:
Net premiums earned:
Personal automobile	36,623	37,695	110,373	113,943
Homeowners	33,670	33,957	101,122	100,831
Other	1,795	2,725	5,143	8,965
Miscellaneous income	250	366	841	1,608
Total Standard Personal Lines revenue	72,338	74,743	217,479	225,347
E&S Lines:
Net premiums earned:
General liability	32,395	24,659	87,914	70,526
Commercial property	11,309	10,048	31,428	28,544
Commercial automobile	2,056	1,412	5,562	3,859
Total E&S Lines revenue	45,760	36,119	124,904	102,929
Investments:
Net investment income	32,061	34,292	91,208	106,600
Net realized investment gains	308	15,231	15,771	26,988
Total Investments revenue	32,369	49,523	106,979	133,588
Total segments revenue	540,457	515,358	1,586,322	1,531,270
Other income	—	—	—	8
Total revenues	$540,457	515,358	1,586,322	1,531,278

Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Standard Commercial Lines:
Underwriting gain	$44,027	27,771	109,304	39,844
GAAP combined ratio	88.7%	92.1	90.3	96.2
Statutory combined ratio	88.4	90.9	89.4	95.5

Standard Personal Lines:
Underwriting gain (loss)	$2,826	8,037	(4,295)	95
GAAP combined ratio	96.1%	89.2	102.0	100.0
Statutory combined ratio	95.0	88.9	101.7	99.9

E&S Insurance Operations:
Underwriting loss	$(2,022)	(1,371)	(5,033)	(433)
GAAP combined ratio	104.4%	103.8	104.0	100.4
Statutory combined ratio	101.1	102.9	101.8	100.3

Investments:
Net investment income	$32,061	34,292	91,208	106,600
Net realized investment gains	308	15,231	15,771	26,988
Total investment income, before federal income tax	32,369	49,523	106,979	133,588
Tax on investment income	7,614	13,858	26,186	36,374
Total investment income, after federal income tax	$24,755	35,665	80,793	97,214

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$44,027	27,771	109,304	39,844
Standard Personal Lines	2,826	8,037	(4,295)	95
E&S Lines	(2,022)	(1,371)	(5,033)	(433)
Investment income, before federal income tax	32,369	49,523	106,979	133,588
Total all segments	77,200	83,960	206,955	173,094
Interest expense	(5,489)	(5,558)	(16,458)	(16,544)
General corporate and other expenses	(5,872)	(3,076)	(21,603)	(16,619)
Income before federal income tax	$65,839	75,326	168,894	139,931

NOTE 9. Retirement Plans
The following tables show the net periodic benefit cost related to the Retirement Income Plan for Selective Insurance Company of America (“Retirement Income Plan”) and the life insurance benefits provided to eligible Selective Insurance Company of America retirees (referred to as the "Retirement Life Plan"). The Retirement Income Plan was amended in the first quarter of 2013 to curtail the accrual of additional benefits for all eligible employees after March 31, 2016. For more information concerning these plans, refer to Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

	Retirement Income Plan Quarter ended September 30,		Retirement Life Plan Quarter ended September 30,
($ in thousands)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$1,964	1,627	$—	—
Interest cost	3,501	3,253	64	73
Expected return on plan assets	(3,991)	(3,919)	—	—
Amortization of unrecognized net actuarial loss	1,696	367	13	14
Total net periodic cost	$3,170	1,328	$77	87

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost:

Net Periodic Benefit Cost:
Service cost	$5,891	4,880	$—	—
Interest cost	10,504	9,760	190	219
Expected return on plan assets	(11,972)	(11,756)	—	—
Amortization of unrecognized net actuarial loss	5,086	1,102	41	40
Total net periodic cost	$9,509	3,986	$231	259

	Retirement Income Plan Nine Months ended September 30,		Retirement Life Plan Nine Months ended September 30,
	2015	2014	2015	2014
Weighted-Average Expense Assumptions:
Discount rate	4.29%	5.16	4.08%	4.85
Expected return on plan assets	6.27	6.92	—	—
Rate of compensation increase	4.00	4.00	—	—

We presently anticipate contributing $11.9 million to the Retirement Income Plan in 2015, $9.6 million of which has been funded as of September 30, 2015.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2015 and 2014 are as follows:

Third Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$65,839	18,843	46,996
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	8,371	2,929	5,442
Amounts reclassified into net income:
HTM securities	(97)	(34)	(63)
Realized gains on AFS securities	(305)	(106)	(199)
Net unrealized gains	7,969	2,789	5,180
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	599	1,110
Defined benefit pension and post-retirement plans	1,709	599	1,110
Other comprehensive income	9,678	3,388	6,290
Comprehensive income	$75,517	22,231	53,286

Third Quarter 2014
($ in thousands)	Gross	Tax	Net
Net income	$75,326	22,164	53,162
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(13,831)	(4,843)	(8,988)
Amounts reclassified into net income:
HTM securities	(373)	(130)	(243)
Non-credit OTTI	1,200	420	780
Realized gains on AFS securities	(16,435)	(5,752)	(10,683)
Net unrealized losses	(29,439)	(10,305)	(19,134)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	381	134	247
Defined benefit pension and post-retirement plans	381	134	247
Other comprehensive loss	(29,058)	(10,171)	(18,887)
Comprehensive income	$46,268	11,993	34,275

Nine Months 2015
($ in thousands)	Gross	Tax	Net
Net income	$168,894	48,422	120,472
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(27,896)	(9,764)	(18,132)
Amounts reclassified into net income:
HTM securities	(543)	(190)	(353)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(16,778)	(5,872)	(10,906)
Net unrealized losses	(44,860)	(15,701)	(29,159)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	5,127	1,795	3,332
Defined benefit pension and post-retirement plans	5,127	1,795	3,332
Other comprehensive loss	(39,733)	(13,906)	(25,827)
Comprehensive income	$129,161	34,516	94,645

Nine Months 2014
($ in thousands)	Gross	Tax	Net
Net income	$139,931	39,454	100,477
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	64,255	22,488	41,767
Amounts reclassified into net income:
HTM securities	(1,050)	(367)	(683)
Non-credit OTTI	1,669	584	1,085
Realized gains on AFS securities	(28,672)	(10,035)	(18,637)
Net unrealized gains	36,202	12,670	23,532
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,142	400	742
Defined benefit pension and post-retirement plans	1,142	400	742
Other comprehensive income	37,344	13,070	24,274
Comprehensive income	$177,275	52,524	124,751

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2015 are as follows:

September 30, 2015
	Net Unrealized (Loss) Gain on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2014	$(514)	623	80,284	80,393	(60,605)	19,788
OCI before reclassifications	—	—	(18,132)	(18,132)	—	(18,132)
Amounts reclassified from AOCI	232	(353)	(10,906)	(11,027)	3,332	(7,695)
Net current period OCI	232	(353)	(29,038)	(29,159)	3,332	(25,827)
Balance, September 30, 2015	$(282)	270	51,246	51,234	(57,273)	(6,039)

The reclassifications out of AOCI are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014	Affected Line Item in the Unaudited Consolidated Statement of Income
OTTI related
Non-credit OTTI on disposed securities	$—	1,200	357	1,669	Net realized gains
	—	1,200	357	1,669	Income before federal income tax
	—	(420)	(125)	(584)	Total federal income tax expense
	—	780	232	1,085	Net income
HTM related
Unrealized losses on HTM disposals	121	12	258	87	Net realized gains
Amortization of net unrealized gains on HTM securities	(218)	(385)	(801)	(1,137)	Net investment income earned
	(97)	(373)	(543)	(1,050)	Income before federal income tax
	34	130	190	367	Total federal income tax expense
	(63)	(243)	(353)	(683)	Net income
Realized gains on AFS and OTTI
Realized gains on AFS disposals and OTTI	(305)	(16,435)	(16,778)	(28,672)	Net realized gains
	(305)	(16,435)	(16,778)	(28,672)	Income before federal income tax
	106	5,752	5,872	10,035	Total federal income tax expense
	(199)	(10,683)	(10,906)	(18,637)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	371	88	1,114	263	Loss and loss expense incurred
	1,338	293	4,013	879	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,709	381	5,127	1,142	Income before federal income tax
	(599)	(134)	(1,795)	(400)	Total federal income tax expense
	1,110	247	3,332	742	Net income

Total reclassifications for the period	$848	(9,899)	(7,695)	(17,493)	Net income

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of September 30, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 12. Subsequent Events
On October 28, 2015, our Board of Directors declared, for stockholders of record as of November 13, 2015, a $0.15 per share dividend to be paid on December 1, 2015. This is a 7% increase compared with the dividend declared on July 29, 2015.

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

Introduction
Selective Insurance Group, Inc., through its subsidiaries, offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines - which represents 78% of our combined insurance segments' net premiums written ("NPW"), sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through 1,140 distribution partners in the standard marketplace.

•
Standard Personal Lines - which includes our flood business, represents approximately 14% of our combined insurance segments' NPW and sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners in the standard marketplace. In addition, we have approximately 5,500 distribution partners selling our flood business.

•
E&S Lines - which represents 8% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 80 distribution partners. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history and cannot obtain coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are more narrowly customized for specific risks.

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

•
Financial Highlights of Results for the third quarters ended September 30, 2015 (“Third Quarter 2015”) and September 30, 2014 (“Third Quarter 2014”) and the nine-month periods ended September 30, 2015 ("Nine Months 2015") and September 30, 2014 ("Nine Months 2014");

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

Financial Highlights of Results for Third Quarter and Nine Months 2015 and Third Quarter and Nine Months 20141

	Quarter ended September 30,				Nine Months ended September 30,
($ and shares in thousands, except per share amounts)	2015	2014	Change % or Points		2015	2014	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$540,457	515,358	5%		$1,586,322	1,531,278	4%
Net investment income earned	32,061	34,292	(7)		91,208	106,600	(14)
Income before federal income tax	65,839	75,326	(13)		168,894	139,931	21
Net income	46,996	53,162	(12)		120,472	100,477	20
Diluted net income per share	0.81	0.93	(13)		2.08	1.75	19
Diluted weighted-average outstanding shares	57,984	57,406	1		57,838	57,286	1
GAAP combined ratio	91.2%	92.6	(1.4)	pts	93.2%	97.1	(3.9)	pts
Statutory combined ratio	90.5	91.5	(1.0)		92.3	96.6	(4.3)
Invested assets per dollar of stockholders' equity	$3.69	3.79	(3)%		$3.69	3.79	(3)%
After-tax yield on investments	2.0%	2.2	(0.2)	pts	1.9%	2.3	(0.4)	pts
Return on average equity ("ROE")	14.1	17.0	(2.9)		12.2	11.1	1.1
Non-GAAP measures:
Operating income[2]	$46,796	43,262	8%		$110,221	82,935	33%
Diluted operating income per share[2]	0.81	0.76	7		1.90	1.44	32
Operating ROE[2]	14.0%	13.8	0.2	pts	11.2%	9.1	2.1	pts

[1]	Refer to the Glossary of Terms attached to our 2014 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Operating income	$46,796	43,262	$110,221	82,935
Net realized gains, net of tax	200	9,900	10,251	17,542
Net income	$46,996	53,162	$120,472	100,477

Diluted operating income per share	$0.81	0.76	$1.90	1.44
Diluted net realized gains per share	—	0.17	0.18	0.31
Diluted net income per share	$0.81	0.93	$2.08	1.75

It is our goal to average an operating ROE that is at least three points higher than our weighted-average cost of capital. At September 30, 2015, our weighted-average cost of capital was 8%. Our ROE contributions by component are as follows:

ROE	Quarter ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Insurance Segments	8.7%	7.1	6.6%	2.9
Investment income[1]	7.4	8.2	7.1	8.8
Other	(2.1)	(1.5)	(2.5)	(2.6)
Operating ROE	14.0	13.8	11.2	9.1
Net realized gains[1]	0.1	3.2	1.0	2.0
ROE	14.1%	17.0	12.2%	11.1
1 Investment segment results are the combination of Investment income and Net realized gains.

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$545,025	495,121	10%		$1,595,246	1,451,694	10%
Net premiums earned (“NPE”)	507,390	462,639	10		1,473,822	1,382,759	7
Less:
Loss and loss expense incurred	285,161	270,932	5		861,721	889,273	(3)
Net underwriting expenses incurred	175,477	156,114	12		506,835	450,037	13
Dividends to policyholders	1,921	1,156	66		5,290	3,943	34
Underwriting gain	$44,831	34,437	30%		$99,976	39,506	153%
GAAP Ratios:
Loss and loss expense ratio	56.2%	58.6	(2.4)	pts	58.5%	64.3	(5.8)	pts
Underwriting expense ratio	34.6	33.8	0.8		34.3	32.5	1.8
Dividends to policyholders ratio	0.4	0.2	0.2		0.4	0.3	0.1
Combined ratio	91.2	92.6	(1.4)		93.2	97.1	(3.9)
Statutory Ratios:
Loss and loss expense ratio	56.1	58.4	(2.3)		58.5	64.2	(5.7)
Underwriting expense ratio	34.0	32.9	1.1		33.4	32.1	1.3
Dividends to policyholders ratio	0.4	0.2	0.2		0.4	0.3	0.1
Combined ratio	90.5%	91.5	(1.0)	pts	92.3%	96.6	(4.3)	pts

The improvements in our GAAP combined ratio in both the quarter and year-to-date periods were driven by the following factors:

•
Earned rate in excess of expected loss inflation in Third Quarter and Nine Months 2015. Renewal pure price increases of 3.5% in Nine Months 2015 and 4.9% in the last three months of 2014 provided earned rate that was above our expected loss inflation. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratios was approximately 0.5 points and 1 point in Third Quarter and Nine Months 2015, respectively.

•
Favorable prior year casualty reserve development of approximately $15.0 million, or 3.0 points, in Third Quarter 2015, and $55.0 million, or 3.8 points, in Nine Months 2015, primarily driven by accident years 2013 and prior. The overall net favorable development was driven by the general liability and workers compensation lines of business. Refer to the table below for further details:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2015		2014	2015		2014
General liability	$(5.0)		(11.0)	$(41.0)		(36.0)
Commercial automobile	—		—	3.0		(4.0)
Workers compensation	(14.0)		—	(27.0)		—
Businessowners' policies	—		1.0	4.0		2.5
Total Standard Commercial Lines	(19.0)		(10.0)	(61.0)		(37.5)

Personal automobile	—		(2.0)	—		(6.0)
Total Standard Personal Lines	—		(2.0)	—		(6.0)

E&S	4.0		4.0	6.0		4.0

Total (favorable) prior year casualty reserve development	$(15.0)		(8.0)	$(55.0)		(39.5)

(Favorable) impact on loss ratio	(3.0)	pts	(1.6)	(3.8)	pts	(2.8)
For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

In addition, lower catastrophe and non-catastrophe property losses, as a result of reduced severity in weather-related events in Nine Months 2015, compared with the same periods last year, contributed to the improvement in our GAAP combined ratio. Quantitative details are as follows:

	Nine Months ended 2015			Nine Months ended 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$56.1	3.8	pts	$66.9	4.8	pts	(1.0)	pts
Non-catastrophe property losses	206.7	14.0		224.8	16.3		(2.3)

Partially offsetting the improvements in the loss and loss expense ratios above were increases in the underwriting expense ratios of 0.8 points for Third Quarter 2015 and 1.8 points for Nine Months 2015. The increases in both periods were primarily related to the following factors, each of which contributed 0.3 points to the underwriting expense ratios:

•	Improved underwriting profitability, which resulted in higher supplemental commission expense to our distribution partners;

•	Improved underwriting profitability, which also resulted in higher annual incentive compensation expense to employees; and

•	Pension expense increases due to the accrual of service costs for eligible employees and the negative impact of declining interest rates last year.

In addition, the underwriting expense ratio for Nine Months 2014 included $8.0 million, or 0.6 points, of a non-recurring benefit related to the sale of the renewal rights to our self-insured group, or "SIG", book of business in March 2014.

For additional information regarding: (i) the sale of our SIG book of business; and (ii) our Retirement Income Plan, see Note 8. “Segment Information” and Note 9. "Retirement Plans," respectively, in Item 1. “Financial Statements.” of this Form 10-Q.
Investments Segment
The investment segment's operating ROE was negatively impacted by lower investment income from our alternative investment portfolio in Third Quarter and Nine Months 2015, which was primarily driven by declining oil prices in energy-exposed limited partnerships, the results of which are reported to us on a one quarter lag. Additionally, lower reinvestment yields on our fixed income securities portfolio continue to negatively impact investment income. In Nine Months 2015, fixed income securities that we purchased had an average after-tax yield of 1.6% compared with our full year expectation of 2%, while those that were called, matured, or otherwise disposed of yielded an average of 2.5%, after tax.

The decreases in net realized gains in Third Quarter and Nine Months 2015, compared with the respective prior year periods, were driven by the sale of AFS equity securities in Third Quarter and Nine Months 2014 related to the quantitative rebalancing of our dividend yield strategy holdings within our equity portfolio. In addition, net realized gains decreased in Nine Months 2015 compared with Nine Months 2014 due to OTTI charges primarily within our equity portfolio. For further details, refer to the section below entitled "Investments."

Outlook
Based on its Review & Preview report issued in February 2015, A.M. Best Company, Inc. ("A.M. Best") expects the industry combined ratio to deteriorate almost 200 basis points in 2015 to 99.1%, compared with 97.2% in 2014, reflecting: (i) a reduction in the level of rate increases; (ii) a 0.5-point increase in their catastrophe loss estimate to a more normal level of approximately five points; and (iii) reductions in the level of favorable prior year development. Additionally, after declining in each of the past two years, A.M. Best expects investment income to increase modestly in 2015, driven by growth in invested assets from positive cash flow, as yields will continue to be challenged. They believe the main challenges facing the industry include: (i) continued pressure on net investment income reflecting low returns on fixed income investments; (ii) reserve shortfalls due to current accident year underestimations and prior accident year unfavorable development; (iii) developing, attracting, and maintaining underwriting talent; (iv) continuing the evolution of data analytics; and (v) addressing the uncertainties surrounding emerging risks such as terrorism, cyber risk, and infectious diseases. Considering these, among other factors, A.M. Best has a negative outlook on the commercial lines market and a stable outlook on the personal lines market.
Based on our results through Nine Months 2015, we are providing the following refinements to our 2015 full-year guidance:

•	A statutory combined ratio, excluding catastrophes and further prior year casualty reserve development, of 89%, an improvement from our original guidance of 91%;

•	Four points of catastrophe losses;

•	Overall renewal pure pricing between 3% and 3.5%;

•	After-tax investment income of approximately $95 million, at the low end of our previous guidance provided in the second quarter of 2015; and

•	Weighted average shares of approximately 58 million.

While we expect the competitive market environment to continue, we believe that we have a strong foundation to continue to deliver strong profitability considering:

•	The size of our company and field model that provides us with the ability to be agile and responsive to our customers' needs;

•	Our reserve position that reflects the discipline we have always maintained in our reserving practices;

•	Our customer-centric approach to our business with a focus on our policyholders and the service we bring to them;

•	The utilization of our capabilities regarding data analytics; and

•	Our deep bench of talent in the organization and our continuous cultivation of that talent.

It is our goal to average an operating ROE that is at least three points higher than our weighted-average cost of capital. At September 30, 2015, our weighted-average cost of capital was 8%.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$414,031	376,438	10%		$1,240,110	1,119,648	11%
NPE	389,542	352,143	11		1,132,280	1,056,091	7
Less:
Loss and loss expense incurred	203,621	201,352	1		619,857	660,523	(6)
Net underwriting expenses incurred	139,973	121,864	15		397,829	351,781	13
Dividends to policyholders	1,921	1,156	66		5,290	3,943	34
Underwriting gain	$44,027	27,771	59%		$109,304	39,844	174%
GAAP Ratios:
Loss and loss expense ratio	52.3%	57.2	(4.9)	pts	54.7%	62.5	(7.8)	pts
Underwriting expense ratio	35.9	34.6	1.3		35.1	33.3	1.8
Dividends to policyholders ratio	0.5	0.3	0.2		0.5	0.4	0.1
Combined ratio	88.7	92.1	(3.4)		90.3	96.2	(5.9)
Statutory Ratios:
Loss and loss expense ratio	52.2	56.9	(4.7)		54.7	62.5	(7.8)
Underwriting expense ratio	35.7	33.7	2.0		34.2	32.6	1.6
Dividends to policyholders ratio	0.5	0.3	0.2		0.5	0.4	0.1
Combined ratio	88.4%	90.9	(2.5)	pts	89.4%	95.5	(6.1)	pts

The increases in NPW in Third Quarter and Nine Months 2015 compared with the same periods last year were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2015	2014	2015	2014
Retention	84%	83	83%	82
Renewal pure price increases	2.8	5.3	3.1	5.8
Direct new business	$83.9	71.1	$262.3	204.7

NPE increases in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The GAAP loss and loss expense ratio decreased by 4.9 and 7.8 points in Third Quarter and Nine Months 2015, respectively, compared with the same prior year periods, driven by: (i) decreases in catastrophe and non-catastrophe property losses; (ii) renewal pure price increases that averaged 3.1% in Nine Months 2015 and 4.7% in the last three months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 0.5 and 1 point in the current quarter and year-to-date periods, respectively; and (iii) favorable prior year casualty reserve development.

Quantitative information regarding property losses and prior year development is as follows:

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$0.7	0.2	pts	$3.3	0.9	pts	(0.7)	pts
Non-catastrophe property losses	37.9	9.7		35.3	10.0		(0.3)
Favorable prior year casualty reserve development	(19.0)	(4.9)		(10.0)	(2.7)		(2.2)

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$33.0	2.9	pts	$41.9	4.0	pts	(1.1)	pts
Non-catastrophe property losses	120.8	10.7		137.7	13.0		(2.3)
Favorable prior year casualty reserve development	(61.0)	(5.4)		(37.5)	(3.5)		(1.9)

The favorable prior year casualty reserve development was driven by the general liability and workers compensation lines of business. The significant contributor to the favorable prior year casualty reserve development is the claims and underwriting initiatives we have undertaken, particularly in the workers compensation line of business. These initiatives are described in the "Reserves for Losses and Loss Expenses" section of "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of our 2014 Annual Report.

Partially offsetting the improvements in the loss and loss expense ratio above were increases of 1.3 and 1.8 points in the underwriting expense ratio in Third Quarter and Nine Months 2015, respectively, compared with the same prior year periods. These increases were primarily attributable to: (i) higher supplemental commission expense to our distribution partners; (ii) increases in annual incentive compensation expense to employees; and (iii) pension expense increases, which are discussed further in "Financial Highlights of Results for Third Quarter and Nine Months 2015 and Third Quarter and Nine Months 2014" above. Additionally, the prior year underwriting ratio included $8.0 million, or 0.8 points, of non-recurring benefit related to the sale of the renewal rights to our SIG book of business in March 2014.

For additional information regarding the sale of our SIG book of business, see Note 8. “Segment Information” in Item 1. “Financial Statements.” of this Form 10-Q.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$130,722	117,731	11%		$395,840	355,411	11%
Direct new business	24,739	20,738	19		77,144	60,412	28
Retention	84%	83	1	pts	83%	82	1	pts
Renewal pure price increases	2.3	6.1	(3.8)		2.8	7.0	(4.2)
Statutory NPE	$123,252	110,894	11%		$357,430	331,303	8%
Statutory combined ratio	89.1%	84.2	4.9	pts	80.0%	81.8	(1.8)	pts
% of total statutory standard Commercial Lines NPW	32	31			32	32
The increases in NPW in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in the same periods were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

In addition to the quantitative information in the tables below, the statutory combined ratios in the quarter and year-to-date periods were positively impacted by the pricing we have achieved. Renewal pure price increases were 2.8% in Nine Months 2015 and 5.7% in the last three months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 0.5 points and 1 point in the current quarter and year-to-date periods, respectively.

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(5.0)	(4.1)	pts	$(11.0)	(9.9)	pts	5.8	pts

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(41.0)	(11.5)	pts	$(36.0)	(10.9)	pts	(0.6)	pts
Sale of SIG renewal rights	—	—		(2.1)	(0.6)		0.6

Favorable prior year casualty reserve development in Third Quarter and Nine Months 2015 was driven by the 2009 through 2013 accident years, primarily due to lower claims frequencies and severities in those accident years. This is partially offset by unfavorable development in the 2014 accident year. Favorable prior year casualty reserve development in Third Quarter and Nine Months 2014 was driven by accident years 2012 and prior.

Commercial Automobile
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$97,941	90,599	8%		$291,547	267,134	9%
Direct new business	17,345	14,275	22		54,200	42,760	27
Retention	85%	83	2	pts	84%	82	2	pts
Renewal pure price increases	3.7	5.1	(1.4)		3.7	5.8	(2.1)
Statutory NPE	$90,758	83,536	9%		$265,771	249,224	7%
Statutory combined ratio	104.5%	92.8	11.7	pts	101.5%	93.7	7.8	pts
% of total statutory standard Commercial Lines NPW	24	24			24	24
The increases in NPW in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in the same periods were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The 11.7-point increase in the statutory combined ratio in Third Quarter 2015 compared with Third Quarter 2014 was driven by: (i) higher non-catastrophe property losses; and (ii) higher current year loss costs driven by a modest increase in loss severities.

These increases were partially offset by renewal pure price increases of 3.7% in Nine Months 2015 and 4.7% in the last three months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 1 point in Third Quarter 2015.

Quantitative information regarding the non-catastrophe property losses is as follows:

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Non-catastrophe property losses	$14.2	15.6	pts	$10.0	11.9	pts	3.7	pts

The 7.8-point increase in the statutory combined ratio in Nine Months 2015 compared with Nine Months 2014 was driven by: (i) higher non-catastrophe property losses, (ii) unfavorable prior year casualty reserve development; and (iii) higher current year loss costs driven by a modest increase in loss severities.

These increases were partially offset by renewal pure price increases of 3.7% in Nine Months 2015 and 4.7% in the last three months of 2014, the earning of which exceeded our expected loss inflation and improved profitability by approximately 1 point in Nine Months 2015.

Quantitative information regarding these items is as follows:

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Non-catastrophe property losses	$40.1	15.1	pts	$34.0	13.6	pts	1.5	pts
Unfavorable/ (Favorable) prior year casualty reserve development	3.0	1.1		(4.0)	(1.6)		2.7
Sale of SIG renewal rights	—	—		(1.5)	(0.6)		0.6

Workers Compensation
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$74,446	65,740	13%		$233,722	206,921	13%
Direct new business	17,116	12,512	37		55,394	37,239	49
Retention	84%	81	3	pts	83%	81	2	pts
Renewal pure price increases	2.5	5.1	(2.6)		2.9	5.2	(2.3)
Statutory NPE	$74,560	66,732	12%		$213,991	205,137	4%
Statutory combined ratio	84.0%	111.2	(27.2)	pts	87.7%	109.6	(21.9)	pts
% of total statutory standard Commercial Lines NPW	18	17			19	18

The increases in NPW in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in the same periods were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The decrease in the statutory combined ratio in Third Quarter and Nine Months 2015 compared with the same prior year periods was due to the following:

•
Favorable prior year casualty reserve development of $14 million, or 18.8 points, in Third Quarter 2015, related primarily to accident years 2014 and prior, compared to no development in Third Quarter 2014;

•
Favorable prior year casualty reserve development of $27 million, or 12.6 points, in Nine Months 2015, related primarily to accident years 2014 and prior, compared to no development in Nine Months 2014; and

•
Lower expected loss costs for the current accident year that resulted in a 9.3-point decrease in Third Quarter and Nine Months 2015, reflecting our ongoing focus on improving this competitive line of business through underwriting, pricing, and claims initiatives, as further discussed below.

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

In addition, the industry has experienced a period of lower medical cost inflation, which has favorably impacted our estimate of ultimate losses on this line of business.

As a result of our performance, we are revising our workers compensation combined ratio guidance for full-year 2015 to 91%, assuming no additional reserve development, from our original guidance to be below 103%.

Commercial Property
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
Statutory NPW	$77,674	71,463	9%		$219,308	198,189	11%
Direct new business	17,730	16,783	6		54,457	44,549	22
Retention	83%	82	1	pts	82%	81	1	pts
Renewal pure price increases	2.7	4.2	(1.5)		2.8	4.6	(1.8)
Statutory NPE	$68,587	61,304	12%		$199,699	182,716	9%
Statutory combined ratio	67.8%	79.9	(12.1)	pts	86.9%	104.1	(17.2)	pts
% of total statutory standard Commercial Lines NPW	19	19			18	18

The increases in NPW in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in the same periods were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The decreases in the statutory combined ratio in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were due to the following:

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$(0.5)	(0.8)	pts	$2.7	4.4	pts	(5.2)	pts
Non-catastrophe property losses	17.4	25.3		20.8	34.0		(8.7)

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$25.6	12.8	pts	$31.7	17.4	pts	(4.6)	pts
Non-catastrophe property losses	62.6	31.3		83.4	45.6		(14.3)
Sale of SIG renewal rights	—	—		(1.4)	(0.7)		0.7

Standard Personal Lines

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$76,927	79,048	(3)%		$217,937	224,567	(3)%
NPE	72,088	74,377	(3)		216,638	223,739	(3)
Less:
Loss and loss expense incurred	49,588	45,137	10		156,490	162,027	(3)
Net underwriting expenses incurred	19,674	21,203	(7)		64,443	61,617	5
Underwriting gain (loss)	$2,826	8,037	(65)%		$(4,295)	95	(4,621)%
GAAP Ratios:
Loss and loss expense ratio	68.8%	60.7	8.1	pts	72.2%	72.4	(0.2)	pts
Underwriting expense ratio	27.3	28.5	(1.2)		29.8	27.6	2.2
Combined ratio	96.1	89.2	6.9		102.0	100.0	2.0
Statutory Ratios:
Loss and loss expense ratio	68.7	60.7	8.0		72.4	72.4	—
Underwriting expense ratio	26.3	28.2	(1.9)		29.3	27.5	1.8
Combined ratio	95.0%	88.9	6.1	pts	101.7%	99.9	1.8	pts

The decreases in NPW for the current quarter and year-to-date periods compared with the same prior year periods were primarily driven by targeted non-renewals of less profitable accounts coupled with a decrease in new business. Quantitative information is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2015	2014	2015	2014
New business	$9.1	10.1	$25.0	27.8
Retention	83%	81	82%	81
Renewal pure price increases	5.4	6.8	6.3	6.5

NPE decreases in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The GAAP loss and loss expense ratio increased 8.1 points in Third Quarter 2015 compared with the same period last year. In addition to the quantitative information below, renewal pure price increases of 6.3% in Nine Months 2015 and 6.7% in the last three months of 2014 provided earned rate that exceeded our expected loss inflation and improved profitability by approximately 2.5 points in Third Quarter 2015.

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$5.8	8.0	pts	$1.6	2.2	pts	5.8	pts
Non-catastrophe property losses	21.0	29.1		21.7	29.2		(0.1)
Flood claims handling fees	(0.8)	(1.1)		(0.8)	(1.1)		—
Favorable prior year casualty development	—	—		(2.0)	(2.7)		2.7

The GAAP loss and loss expense ratio decreased 0.2 points compared with the same period last year. In addition to the quantitative information below, renewal pure price increases of 6.3% in the Nine Months 2015 and 6.7% in the last three months of 2014 provided earned rate that exceeded our expected loss inflation and improved profitability by approximately 3 points in Nine Months 2015.

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$20.4	9.4	pts	$22.6	10.1	pts	(0.7)	pts
Non-catastrophe property losses	68.0	31.4		73.0	32.6		(1.2)
Flood claims handling fees	(2.0)	(0.9)		(2.4)	(1.1)		0.2
Favorable prior year casualty development	—	—		(6.0)	(2.7)		2.7

Favorable prior year casualty reserve development in Third Quarter and Nine Months 2014 was driven by the 2010 through 2012 accident years on our personal automobile line of business.

The decrease in the GAAP underwriting expense ratio in Third Quarter 2015 compared with Third Quarter 2014 was due to a year-to-date reallocation of overhead expenses to Standard Commercial Lines to match actual production. The increase in the GAAP underwriting expense ratio in Nine Months 2015 compared with the prior year period was primarily due to the following factors:

•	Staffing additions, such as Standard Personal Lines marketing specialists, to support our growth initiatives;

•	Increases in annual incentive compensation expense to employees;

•	Pension expense increases, which are discussed further in "Financial Highlights of Results for Third Quarter and Nine Months 2015 and Third Quarter and Nine Months 2014" above; and

•	Increased costs associated with capital improvements.

In addition, declining premiums in this segment, which are driven by lower new business due to competition and the targeted non-renewal actions we have taken on this book of business, have put pressure on the components of our combined ratio.

E&S Insurance Operations

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2015	2014	Change % or Points		2015	2014	Change % or Points
GAAP Insurance Operations Results:
NPW	$54,067	39,635	36%		$137,199	107,479	28%
NPE	45,760	36,119	27		124,904	102,929	21
Less:
Loss and loss expense incurred	31,952	24,443	31		85,374	66,723	28
Net underwriting expenses incurred	15,830	13,047	21		44,563	36,639	22
Underwriting loss	$(2,022)	(1,371)	(47)%		$(5,033)	(433)	(1,062)%
GAAP Ratios:
Loss and loss expense ratio	69.8%	67.7	2.1	pts	68.4%	64.8	3.6	pts
Underwriting expense ratio	34.6	36.1	(1.5)		35.6	35.6	—
Combined ratio	104.4	103.8	0.6		104.0	100.4	3.6
Statutory Ratios:
Loss and loss expense ratio	69.9	67.6	2.3		68.3	64.9	3.4
Underwriting expense ratio	31.2	35.3	(4.1)		33.5	35.4	(1.9)
Combined ratio	101.1%	102.9	(1.8)	pts	101.8%	100.3	1.5	pts

The increases in NPW for both the current quarter and year-to-date periods, compared with the same prior year periods, were primarily driven by direct new business increases of $5.6 million, or 26%, and $18.9 million, or 34%, respectively, coupled with increases in net renewals.

NPE increases in Third Quarter and Nine Months 2015 compared with Third Quarter and Nine Months 2014 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2015 compared with the twelve-month period ended September 30, 2014.

The GAAP loss and loss expense ratio increased by 2.1 points in Third Quarter 2015 and 3.6 points in Nine Months 2015 compared with the same periods a year ago. These increases include the impact of renewal pure price increases that are not sufficient to offset expected loss inflation on this segment of our business. Given the nature of the E&S Lines business, approximately half of the business each year is new and half is renewal. Price adequacy is calculated by applying a surcharge to Insurance Services Office ("ISO") rates by class and territory. Currently, new business is estimated to be more adequately priced than renewal business, as renewal rates are only slightly higher than the previous year and still below currently calculated required surcharges. We continue to work within market conditions to achieve our desired level of profitability and believe the new business is priced to achieve that.

In addition, the following fluctuations impacted the loss and loss expense ratio:

	Third Quarter 2015			Third Quarter 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$6.3	13.7	pts	$3.4	9.2	pts	4.5	pts
Unfavorable prior year casualty development	4.0	8.6		4.0	11.0		(2.4)
Catastrophe losses	0.3	0.7		0.5	1.4		(0.7)

	Nine Months ended 2015			Nine Months ended 2014
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$18.0	14.4	pts	$14.1	13.7	pts	0.7	pts
Unfavorable prior year casualty development	6.0	4.8		4.0	3.8		1.0
Catastrophe losses	2.8	2.2		2.4	2.3		(0.1)

Unfavorable prior year casualty reserve development in Third Quarter and Nine Months 2015 was driven by increased severities in the 2012 through 2014 accident years. Unfavorable prior year casualty reserve development in Third Quarter and Nine Months 2014 was driven by the 2012 and 2013 accident years.

The GAAP and statutory underwriting expense ratios benefited in the current quarter and year-to-date periods from increases in premiums that have outpaced fixed costs.

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

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold,” low turnover approach. The primary fixed income portfolio return objective is to maximize after-tax investment yield and income while balancing risk. A secondary objective is to meet or exceed a weighted-average benchmark of public fixed income indices. Within the equity portfolio, a dividend-focused strategy is designed to generate consistent dividend income while maintaining a lower risk profile relative to the Standard & Poor's Ratings Services ("S&P") 500 Index. Additional equity strategies are focused on meeting or exceeding strategy-specific benchmarks of public equity indices. The return objective of the other investment portfolio, which includes alternative investments, is to meet or exceed the S&P 500 Index.

Total Invested Assets
($ in thousands)	September 30, 2015	December 31, 2014	Change % or Points
Total invested assets	$5,013,867	4,806,834	4%
Unrealized gain – before tax	78,822	123,682	(36)
Unrealized gain – after tax	51,234	80,394	(36)
Invested assets per dollar of stockholders' equity	3.69	3.77	(2)
Annualized after-tax yield on investment portfolio	1.9	2.2	(0.3)	pts

The increase in our investment portfolio at September 30, 2015 compared with year-end 2014 was primarily driven by operating cash flow of $259.0 million, partially offset by a decrease in unrealized gains of $44.9 million. Of this $44.9 million, $31.3 million was in our equity portfolio, which was impacted by the volatility in the stock market during the year. In addition, unrealized gains in our fixed income securities portfolio decreased by $13.6 million due to widening credit spreads that more than offset the decline in U.S. Treasury rates during the year.

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

	September 30, 2015	December 31, 2014
Fixed income securities:
U.S. government obligations	2%	2
Foreign government obligations	—	1
State and municipal obligations	31	32
Corporate securities	38	38
Mortgage-backed securities (“MBS”)	15	14
Asset-backed securities (“ABS”)	5	4
Total fixed income securities	91	91
Equity securities:
Common stock	4	4
Preferred stock[1]	—	—
Total equity securities	4	4
Short-term investments	3	3
Other investments	2	2
Total	100%	100
1Preferred stock represented less than 1% of our portfolio as of September 30, 2015. We did not hold any of these securities as of December 31, 2014.

Fixed Income Securities
The average duration of the fixed income securities portfolio as of September 30, 2015 was 3.6 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.2 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-" as of September 30, 2015. The following table presents the credit ratings of this portfolio:

Fixed Income Security Rating	September 30, 2015	December 31, 2014
Aaa/AAA	18%	17
Aa/AA	42	44
A/A	26	25
Baa/BBB	13	13
Ba/BB or below	1	1
Total	100%	100

The following table summarizes the fair value, net unrealized gains, and weighted average credit qualities of our AFS fixed income securities at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
($ in millions)	Fair Value	Net Unrealized Gains	Weighted Average Credit Quality	Fair Value	Net Unrealized Gains	Weighted Average Credit Quality
AFS Fixed Income Portfolio:
U.S. government and government agencies	$115.1	6.1	AA+	$124.1	7.4	AA+
Foreign government	19.7	0.7	AA-	27.8	0.8	AA-
Obligations of states and political subdivisions	1,338.2	35.0	AA	1,246.3	37.5	AA
Corporate securities	1,886.2	26.3	A-	1,799.8	36.4	A-
ABS	256.9	1.2	AAA	177.2	0.4	AAA
Residential MBS ("RMBS")	512.9	6.0	AA+	511.3	6.2	AA+
Commercial MBS ("CMBS")	222.0	2.0	AAA	179.6	1.6	AA+
Total AFS fixed income portfolio	$4,351.0	77.3	AA-	$4,066.1	90.3	AA-

The following tables provide information regarding our held-to-maturity (“HTM”) fixed income securities and their credit qualities at September 30, 2015 and December 31, 2014:

September 30, 2015
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in Accumulated Other Comprehensive Income ("AOCI")	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Fixed Income Portfolio:
Obligations of states and political subdivisions	$214.0	206.6	7.4	1.1	8.5	AA
Corporate securities	20.4	17.9	2.5	(0.2)	2.3	A+
ABS	1.2	1.1	0.1	(0.2)	(0.1)	AAA
CMBS	4.8	4.3	0.5	(0.3)	0.2	AAA
Total HTM fixed income portfolio	$240.4	229.9	10.5	0.4	10.9	AA

December 31, 2014
($ in millions)	Fair Value	Carry Value	Unrecognized Holding Gains	Net Unrealized Gains (Losses) in AOCI	Total Unrealized/ Unrecognized Gains	Weighted Average Credit Quality
HTM Portfolio:
Foreign government	$5.4	5.3	0.1	—	0.1	AA+
Obligations of states and political subdivisions	299.1	287.4	11.7	2.1	13.8	AA
Corporate securities	21.4	18.6	2.8	(0.3)	2.5	A+
ABS	2.9	2.4	0.5	(0.5)	—	AAA
CMBS	5.2	4.4	0.8	(0.4)	0.4	AAA
Total HTM portfolio	$334.0	318.1	15.9	0.9	16.8	AA

The sector composition and credit quality of our major asset categories shown above did not significantly change from December 31, 2014. Our top 10 state exposures still represent approximately 53% of the total municipal bond portfolio and have an average rating of "AA." A portion of our municipal bond portfolio contains insurance enhancements; however, the ratings of the securities with and without insurance remained unchanged as we generally purchase securities based on their underlying credit quality. For details regarding this information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2014 Annual Report.

In addition, as of September 30, 2015 and December 31, 2014, we did not hold any securities in our fixed income or equity portfolios issued by Greece, Puerto Rico, or China.

Equity Securities
Our equity securities portfolio was $222.0 million at September 30, 2015 and $191.4 million at December 31, 2014, which was 4% of total invested assets at each date. During Nine Months 2015, we purchased $194.3 million of securities and sold securities that had an original cost of $148.3 million primarily as a result of a change in our dividend equity strategy earlier this year from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends based on expected future cash flows.

Unrealized/Unrecognized Losses
The following table presents amortized cost and fair value information for our AFS fixed income securities that were in an unrealized loss position at September 30, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$56,969	56,910	59
Due after one year through five years	468,969	464,753	4,216
Due after five years through ten years	357,187	350,095	7,092
Due after ten years	10,177	10,157	20
Total	$893,302	881,915	11,387

The following table presents amortized cost and fair value information for our HTM fixed income securities that were in an unrealized/unrecognized loss position at September 30, 2015 by contractual maturity:

($ in thousands)	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
One year or less	$946	942	4
Due after one year through five years	—	—	—
Total	$946	942	4

We have reviewed the securities in a loss position within our fixed income and equity portfolios, in accordance with our OTTI policy, which is discussed in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report. We have concluded that these securities were temporarily impaired as of September 30, 2015. For additional information regarding the unrealized/unrecognized losses in our AFS and HTM portfolios, see Note 4. “Investments” in Item 1. “Financial Statements.” of this Form 10-Q.

Other Investments
As of September 30, 2015, other investments of $85.1 million represented 2% of our total invested assets.  In addition to the capital that we have already invested to date, we are contractually obligated to invest up to an additional $76.5 million in our other investments portfolio through commitments that currently expire at various dates through 2028. For a description of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2015	2014	2015	2014
Fixed income securities	$30,601	30,706	92,227	95,515
Equity securities	2,370	1,909	6,546	5,094
Short-term investments	24	15	72	48
Other investments	1,337	3,906	(781)	12,677
Investment expenses	(2,271)	(2,244)	(6,856)	(6,734)
Net investment income earned – before tax	32,061	34,292	91,208	106,600
Net investment income tax expense	(7,506)	(8,527)	(20,666)	(26,928)
Net investment income earned – after tax	$24,555	25,765	70,542	79,672
Effective tax rate	23.4%	24.9	22.7	25.3
Annualized after-tax yield on fixed income securities	2.1	2.2	2.1	2.3
Annualized after-tax yield on investment portfolio	2.0	2.2	1.9	2.3

Net investment income before tax decreased in Third Quarter and Nine Months 2015 compared with the same prior year periods. Net investment income was negatively impacted by lower income from the alternative investments within our other investments portfolio. In particular, our energy-related limited partnerships have been negatively impacted by declining oil prices. Additionally, lower reinvestment yields on our fixed income securities portfolio continue to put pressure on investment income.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Net realized gains decreased by $14.9 million in Third Quarter 2015 and $11.2 million in Nine Months 2015, compared with the respective prior year periods, driven by the sale of AFS equity securities in Third Quarter and Nine Months 2014 related to the quantitative rebalancing of our dividend yield strategy holdings within our equity portfolio. The decrease in Nine Months 2015 also includes OTTI charges primarily within our equity portfolio that were higher than last year by $6.4 million. Refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q for further details.

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

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2014 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in million)	2015	2014	2015	2014
Federal income tax expense	$18.8	22.2	48.4	39.5
Effective tax rate	29%	29	29	28

Federal income tax expense decreased in Third Quarter 2015 compared with the same prior year period due to lower pre-tax income, primarily driven by a decrease in net realized gains. Federal income tax expense increased in Nine Months 2015 compared with the same prior year period due to higher pre-tax income, primarily driven by an improvement in our underwriting results. The effective tax rate for Third Quarter 2015 compared with Third Quarter 2014 remained flat, while the effective tax rate for Nine Months 2015 compared with Nine Months 2014 increased slightly, as tax-advantaged income remained flat compared to the increase in overall pre-tax income. The majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $141 million at September 30, 2015 was comprised of $32 million at Selective Insurance Group, Inc. (the "Parent") and $109 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities to generate additional yield. This portfolio amounted to $64 million at September 30, 2015, compared with $50 million at December 31, 2014.

Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

We currently anticipate the Insurance Subsidiaries will pay $58 million in total dividends to the Parent in 2015. Cash dividends of $43 million were paid during Nine Months 2015. As of December 31, 2014, our allowable ordinary maximum dividend was $162 million for 2015.
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
The Parent had no private or public issuances of stock or debt instruments during Nine Months 2015 and there were no borrowings under its $30 million line of credit ("Line of Credit").

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

The Parent's Line of Credit agreement permits collateralized borrowings by the Indiana Subsidiaries from the FHLBI so long as the aggregate amount borrowed does not exceed 10% of the respective Indiana Subsidiary's admitted assets from the preceding calendar year. Admitted assets amounted to $564.3 million for SICSC and $429.8 million for SICSE as of December 31, 2014, for a borrowing capacity of approximately $99 million, of which $60 million is currently outstanding (including $15 million that was borrowed during the first quarter of 2015). Accordingly, the Indiana Subsidiaries have the ability to borrow an additional $39 million before the Line of Credit borrowing limit is met. The Parent has the ability to borrow an additional $48 million from the Indiana Subsidiaries under lending agreements approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. For additional information regarding the Parent's Line of Credit, refer to the section below entitled “Short-term Borrowings.”

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.6 years as of September 30, 2015, while the liabilities of the Insurance Subsidiaries have a duration of 4.2 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October     28, 2015, our Board of Directors declared, for stockholders of record as of November 13, 2015, a $0.15 per share dividend to be paid on December 1, 2015. This is a 7% increase compared with the dividend declared on July 29, 2015.

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

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on September 26, 2017. There were no balances outstanding under the Line of Credit at any time during Nine Months 2015.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2015	Actual as of September 30, 2015
Consolidated net worth	$949 million	$1.4 billion
Statutory surplus	Not less than $750 million	$1.4 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	22.9%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2015, we had statutory surplus of $1.4 billion, GAAP stockholders’ equity of $1.4 billion, and total debt of $394 million, which equates to a debt-to-capital ratio of approximately 22%.

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

Book value per share increased to $23.77 as of September 30, 2015, from $22.54 as of December 31, 2014, due to $2.08 in net income, partially offset by $0.51 in unrealized losses in our investment portfolio and $0.42 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the second quarter of 2015, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a “stable” outlook. The rating reflects A.M. Best's view that we have an excellent level of risk-adjusted capitalization, disciplined underwriting focus, targeted regional markets with strong distribution partner relationships, and consistently profitable operating performance. We have been rated “A” or higher by A.M. Best for the past 85 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") – Our “A+” rating was reaffirmed in Third Quarter 2015 with a stable outlook by Fitch. In taking this action, Fitch cited our improved underwriting results across all segments, solid capitalization with strong growth in stockholders' equity, and continued improvement in leverage and interest coverage metrics.

•
S&P's Ratings Services – On October 15, 2015, S&P issued a report on Selective maintaining our financial strength rating as “A-” with a positive outlook. The rating reflects S&P's view of our strong business risk profile, strong competitive position, and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of our ongoing efforts to improve geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

•
Moody's Investor Service ("Moody's") – Our "A2" financial strength rating was reaffirmed in the second quarter of 2015 by Moody's. In taking this action, Moody's cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and good underwriting profitability. The outlook was revised to stable from negative, reflecting Moody's view of our improved profitability as a result of our stronger price adequacy in commercial lines, re-underwriting initiatives, and claims processing improvements.

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

Off-Balance Sheet Arrangements
At September 30, 2015 and December 31, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of September 30, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. During Nine Months 2015, the expense allowance was 30.8% of direct premiums written ("DPW") and the servicing fee was the combination of 0.9% of DPW and 1.5% of incurred losses.

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
In 2013, the Department of Housing and Urban Development ("HUD") finalized a new "disparate impact" regulation that may adversely impact insurers' ability to differentiate pricing for homeowners policies using traditional risk selection analysis. Various legal challenges to this regulation continue to be pursued in courts, including the applicability of the regulation to the business of insurance. It is uncertain to what extent the application of this regulation will impact the property and casualty industry and underwriting practices, but it could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. The outcome of the pending legal challenges and potential rulemaking cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2015:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2015	—	$—	—	—
August 1 - 31, 2015	9,371	31.54	—	—
September 1 - 30, 2015	308	30.89	—	—
Total	9,679	$31.52	—	—

1During Third Quarter 2015, 308 shares were purchased from employees in connection with the vesting of restricted stock units and 9,371 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. EXHIBITS.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 29, 2015
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	October 29, 2015
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)