Form 10-K
period 2015-12-31
SELECTIVE INSURANCE GROUP INC
filed 2016-02-24
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $1,565,753,304 on June 30, 2015. As of February 12, 2016, the registrant had outstanding 57,587,942 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 4, 2016 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company that was incorporated in 1977. Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” The Parent has ten insurance subsidiaries, nine of which are licensed by various state departments of insurance to write specific lines of property and casualty insurance business in the standard market. The remaining subsidiary is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus lines ("E&S Lines") market. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

In 2015, we were ranked as the 42nd largest property and casualty group in the United States based on 2014 net premiums written (“NPW”) in A.M. Best Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”

Our Insurance Subsidiaries’ ratings by major rating agency are as follows:

Rating Agency	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Standard & Poor’s Ratings Services (“S&P”)	A-	Positive
Moody’s Investors Service (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

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

Segments

We classify our business into four reportable segments:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial customers, who are typically businesses, non-profit organizations, and local government agencies. This business represents 77% of our total insurance segments’ NPW.

•
Standard Personal Lines - comprised of insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represents 14% of our total insurance segments’ NPW and includes flood insurance coverage that we write through the National Flood Insurance Program (“NFIP”).

•
E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace. We currently only write commercial lines E&S coverages and this business represents 9% of our total insurance segments’ NPW.

•
Investments - invests the premiums collected by our insurance segments, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income from our insurance segments. Underwriting income is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance segments fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expenses”); (ii) expenses related to insurance policy issuance, such as commissions to our distribution partners, premium taxes, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

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

Our income is partially offset by: (i) expenses at the Parent that include general corporate expenses, as well as interest on our debt obligations; and (ii) federal income taxes.

We use the combined ratio as the key measure in assessing the performance of our insurance segments. Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding: (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE; (ii) the expense ratio, which is the ratio of underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. Statutory accounting principles ("SAP") provides a calculation of the combined ratio that differs from GAAP in that the statutory expense ratio is the ratio of underwriting expenses to NPW, not NPE. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or Parent company income or expense.

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

Our operations are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed or authorized to do business. In these states, the Insurance Subsidiaries are required to file financial statements prepared in accordance with SAP, which are promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Because of these state insurance regulatory requirements, we use SAP to manage our insurance operations. The purpose of these state insurance regulations is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on shareholder returns as a going concern. Consequently, significant differences exist between SAP and GAAP as discussed below:

•	With regard to the underwriting expense ratio: As noted above, NPE is the denominator for GAAP; whereas NPW is the denominator for SAP.

•	With regard to income or expense recognition:

•
Underwriting expenses that are incremental and directly related to the successful acquisition of insurance policies are deferred and amortized to expense over the life of an insurance policy under GAAP; whereas they are recognized when incurred under SAP.

•	Deferred taxes are recognized as either a deferred tax expense or a deferred tax benefit in income under GAAP; whereas they are recorded directly to surplus under SAP.

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

The following table reconciles losses and loss expense reserves under SAP and GAAP at December 31 as follows:

($ in thousands)	2015	2014
Statutory losses and loss expense reserves	$2,951,905	2,892,041
Statutory reinsurance recoverable on unpaid losses and loss expenses	556,719	578,878
Structured settlements	9,104	6,951
GAAP losses and loss expense reserves – net	$3,517,728	3,477,870

The following table reconciles reinsurance recoverables under SAP and GAAP at December 31:

($ in thousands)	2015	2014
Statutory reinsurance recoverable on unpaid losses and loss expenses	$556,719	578,878
Provision for uncollectible reinsurance	(5,700)	(6,900)
GAAP reinsurance recoverable on unpaid losses and loss expenses	551,019	571,978
Reinsurance recoverable on paid losses and loss expenses	10,949	9,570
GAAP reinsurance recoverable – net	$561,968	581,548

•	With regard to equity under GAAP and statutory surplus under SAP:

•	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

•	Regarding unrealized gains and losses on fixed income securities:

•
Under GAAP, unrealized gains and losses on available-for-sale (“AFS”) fixed income securities are recognized in equity; but they are not recognized in equity on purchased held-to-maturity (“HTM”) securities. Unrealized gains and losses on HTM securities transferred from an AFS designation are amortized from equity as a yield adjustment.

•
Under SAP, unrealized gains and losses on fixed income securities assigned certain NAIC Securities Valuation Office ratings (specifically designations of one or two, which generally equate to investment grade bonds) are not recognized in statutory surplus. However, unrealized losses on fixed income securities that have a designation of three or higher are recognized in statutory surplus.

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

Our combined insurance segments' GAAP results for the last three completed fiscal years are shown on the following table:

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Combined Insurance Segments Results
NPW	$2,069,904	1,885,280	1,810,159
NPE	$1,989,909	1,852,609	1,736,072
Losses and loss expenses incurred	1,148,541	1,157,501	1,121,738
Net underwriting expenses incurred	686,120	610,783	571,294
Policyholder dividends	6,219	6,182	4,274
Underwriting income	$149,029	78,143	38,766
Ratios:
Loss and loss expense ratio	57.7%	62.5	64.6
Underwriting expense ratio	34.5	33.0	33.0
Policyholder dividends ratio	0.3	0.3	0.2
GAAP combined ratio	92.5%	95.8	97.8
Statutory combined ratio	92.4%	95.7	97.5

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

•	Flood insurance, which generally covers property losses under the Federal Government's Write Your Own ("WYO") Program of the NFIP. Flood insurance premiums and losses are 100% ceded to the NFIP.

We underwrite our business primarily through traditional insurance. The following table shows the principal types of policies we write:

Types of Policies	Category of Insurance	Standard Commercial Lines	Standard Personal Lines	E&S Lines
Commercial Property (including Inland Marine)	Property	X		X
Commercial Automobile	Property/Casualty	X		X
General Liability (including Excess Liability/Umbrella)	Casualty	X		X
Workers Compensation	Casualty	X
Businessowners' Policy	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Homeowners	Property/Casualty		X
Personal Automobile	Property/Casualty		X
Personal Umbrella	Casualty		X
Flood[1]	Flood/Property	X	X
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

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	35%	General contractors and trade contractors
Mercantile and Services	26%	Focuses on retail, office, service businesses, restaurants, and hotels
Community and Public Services	20%	Focuses on public entities, social services, golf courses, and religious institutions
Manufacturing and Wholesale	18%	Includes manufacturers, wholesalers, and distributors
Bonds	1%	Includes fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Line customers or our E&S Line customers by SBU.

The following are general guidelines that can be used as indicators of the approximate size of our customers:

•	The average Standard Commercial Lines account size is $10,500.

•	The average Standard Personal Lines account size is $2,000.

•	The average E&S Lines policy is $3,000.

No one customer accounts for 10% or more of our insurance segments in the aggregate.

Geographic Markets
We principally sell in the following geographic markets:

•	Standard Commercial Lines products and services are primarily sold in 22 states located in the Eastern and Midwestern regions of the United States and the District of Columbia.

•
Standard Personal Lines products and services are primarily sold in 13 states located in the Eastern and Midwestern regions of the United States, except for the flood portion of this segment, which is sold in all 50 states and the District of Columbia.

•	E&S Lines are sold in all 50 states and the District of Columbia.

We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The following table lists the principal states in which we write business and the percentage of total NPW each represents for the last three fiscal years:

	Year Ended December 31,
% of NPW	2015	2014	2013
New Jersey	21.2%	22.6	23.1
Pennsylvania	11.7	11.4	11.5
New York	7.2	7.1	6.9
Maryland	5.4	5.6	5.7
Virginia	4.6	4.6	4.7
Indiana	4.3	4.5	4.8
Georgia	4.1	3.8	3.5
Illinois	3.7	4.0	4.5
North Carolina	3.7	3.4	3.2
Michigan	3.5	3.3	3.4
South Carolina	3.0	3.1	3.0
Ohio	2.4	2.4	2.5
Other states	25.2	24.2	23.2
Total	100.0%	100.0	100.0

We support geographically diversified business from our corporate headquarters in Branchville, New Jersey, and our six regional branches (referred to as our “Regions”). The table below lists our Regions and where they have office locations:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
E&S	Horsham, Pennsylvania and Scottsdale, Arizona

Distribution Channel
We sell our insurance products and services through the following types of distribution partners:

•	Standard Commercial Lines: independent retail agents;

•	Standard Personal Lines: independent retail agents; and

•	E&S Lines: wholesale general agents.

We pay these distribution partners commissions and other consideration for business placed with us. We seek to compensate them fairly and in a manner consistent with market practices. No one distribution partner is responsible for 10% or more of our combined insurance segments' premium.

As our customers rely heavily on our distribution partners, it is sometimes difficult to develop brand recognition as these customers cannot always differentiate between their insurance agents and their insurance carriers. We continue to evolve our service model, post policy-acquisition, with an increasing focus on the customer. Our goal is to provide our customers with 24/7 access to transactional capabilities and account information. Customers expect this level of access from every business and, while many insurers offer such solutions in the personal lines space, we want to be a leader in this area for the small commercial lines market. When combined with our digital strategy, we believe this level of access will significantly improve the customer experience. Within our digital strategy, we provide self-servicing capabilities via a mobile application and a web-based portal where our customers have access to basic account information on demand. These efforts will allow us to continue to offer customers a shared experience with our distribution partners, while positioning us to more directly demonstrate our value proposition.

Independent Retail Agents
According to a study released in 2015 by the Independent Insurance Agents & Brokers of America, independent retail insurance agents and brokers write approximately 80% of standard commercial lines insurance and 35% of standard personal lines insurance in the United States. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and therefore are able to provide a wider choice of commercial and personal lines insurance products and risk-based consultation to customers.

We currently have approximately 1,100 independent retail agents selling our Standard Commercial Lines business, 700 of which also sell our Standard Personal Lines business (excluding flood). In total, these 1,100 distribution partners have approximately 2,100 office locations selling our business. In addition, we have approximately 6,000 distribution partners selling our flood insurance products.

In a survey that we conducted in 2015, we received an overall satisfaction score of 8.6 out of 10 from our standard market distribution partners, which, we believe, highlighted their satisfaction with our products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Wholesale General Agents
E&S Lines are written almost exclusively through approximately 80 wholesale general agents, who are our distribution partners in the E&S market. We have granted contract binding authority to these partners for business that meets our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•
Use an empowered field underwriting model to provide our retail distribution partners with resources within close geographic proximity to their businesses and our customers. For further discussion on this, see the “Field Model and Technology” section below.

•
Develop close relationships with each distribution partner, as well as their principals and producers: (i) by soliciting their feedback on products and services; (ii) by advising them concerning our product developments; and (iii) through education and development focusing on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations.

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

•	Our underwriters with targeted underwriting and pricing tools to enhance profitability while growing the business;

•	Our Special Investigations Unit ("SIU") investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our customers with 24/7 access to transactional capabilities and information through a web-based customer portal and a customer mobile application.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”) governance model. The EPMO is supported by certified project managers who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) manage projects; (iv) review project status and cost; and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions, and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation.

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 46% of our skilled technology capacity. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

High Touch
To support our distribution partners, we employ a field model for both underwriting and claims, with various employees in the field, usually working from home offices near our distribution partners. We believe that we build better and stronger relationships with our distribution partners because of the close proximity of our field employees, and the resulting direct interaction with our distribution partners and our customers. At December 31, 2015, we had approximately 2,200 employees, of which 320 worked in the field, and 850 worked in one of our regional offices.

Underwriting Process
Our underwriting process requires communication and interaction among:

•
Our Agency Management Specialists (“AMSs”), who:  (i) manage the growth and profitability of business that their assigned distribution partners write with us; and (ii) perform field underwriting for new Standard Commercial Lines business;

•
Our Standard Commercial Lines small business teams are responsible for handling: (i) new business in need of review that was submitted by our distribution partners through our automated underwriting platform, One & Done®; and (ii) other new small accounts and middle market accounts with low underwriting complexity;

•	Our Standard Personal Lines Marketing Specialists (“PLMSs”) have primary responsibility for identifying new opportunities to grow our Standard Personal Lines;

•	Our E&S territory managers have primary responsibility for identifying new opportunities to grow our E&S Lines;

•	Our corporate underwriting department develops our underwriting appetite, products, policy forms, pricing, and underwriting guidelines for our standard market and E&S market business;

•
Our corporate actuaries assist in the determination of rate and pricing levels, while monitoring pricing and profitability along with the Regions, corporate underwriting and business intelligence staff for our standard market and E&S market business;

•
Our Regions establish and execute upon: (i) annual premium and pricing goals; (ii) specific new business targets by distribution partner; and (iii) profit improvement plans as needed across lines, states, and/or distribution partners;

•
Our distribution partners, which include independent retail agents for our standard market business and wholesale general agents for our E&S market business, provide front-line underwriting within our prescribed guidelines;

•
Our regional underwriters manage the inforce policies for their assigned distribution partners, including but not limited to, managing profitability and pricing levels within their portfolios by developing policy-specific pricing;

•	Our Safety Management Specialists (“SMSs”) provide a wide range of front-line safety management services to our Standard Commercial Lines customers as discussed more fully below;

•	Our premium auditors supplement the underwriting process by working with insureds to accurately audit exposures for certain policies that we write; and

•	Our field technical coordinators are responsible for technology assistance and training to aid our employees and our distribution partners.

We have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our distribution partners by servicing certain Standard Personal Lines and smaller Standard Commercial Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2015, our USC was servicing Standard Commercial Lines NPW of $50.0 million and Standard Personal Lines NPW of $31.9 million. The $81.9 million total serviced by the USC represents 4% of our total NPW.

As mentioned above, our field model provides a wide range of front-line safety management services focused on improving a Standard Commercial Lines insured’s safety and risk management programs. Our service mark “Safety Management: Solutions for a safer workplace”SM includes: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our customers to identify and eliminate potential loss exposures.

Claims Management
Effective, fair, and timely claims management is one of the most important services that we provide to our customers and distribution partners. It is also one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of loss and loss expenses; and (ii) maintenance of timely and adequate claims reserves. In connection with our Standard Commercial Lines and Standard Personal Lines, we achieve better claim outcomes through a field model that locates claim representatives in close proximity to our customers and distribution partners.

We have a claims service center (“CSC”), co-located with the USC, in Richmond, Virginia. The CSC receives first notices of loss from our customers and claimants related to our Standard Commercial Lines and Standard Personal Lines and manages routine automobile and property claims with no injuries. The CSC is designed to help: (i) reduce the claims settlement time on first- and third-party automobile property damage claims; (ii) increase the use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates and specified service levels; (iii) handle and settle small property claims; and (iv) investigate and negotiate auto liability claims. The CSC, as appropriate, will assign claims to the appropriate regional claims office or other specialized area within our claims organization.

Claims Management Specialists (“CMSs”) are responsible for investigating and resolving the majority of our standard marketplace commercial automobile bodily injury, general liability, and property losses with low to moderate severities. Strategically located throughout our footprint, CMSs are able to provide highly responsive customer and distribution partner service to quickly resolve claims within their authority. Over the course of 2015, we made changes to our E&S claims processing, which is now aligned with the processes used for our Standard Commercial Lines and Standard Personal Lines. E&S claims are handled in our E&S regional offices in Scottsdale, Arizona, and Horsham, Pennsylvania, and are segregated by line of business (property and liability). In the first quarter of 2015, our Quality Assurance Unit began conducting monthly file reviews on all of our operations to validate compliance with our quality claim handling standards. In addition, during the second half of the year, we further segregated our claims handling by litigation and complexity. Complex claims oversight is handled by the Complex Claims Unit ("CCU").

We have implemented specialized claims handling as follows:

•
Liability claims with high severity or technically complex losses are handled by the CCU. The CCU specialists are primarily field based and handle losses based on injury type or with severities greater than $250,000.

•
Litigated matters not meeting the CCU criteria are handled within our regional offices by our litigation claim units. These teams are aligned based upon jurisdictional knowledge and technical experience. In addition, they are supervised by litigation managers within the regional claim offices. These claims are segregated from the CMSs to allow for focused management.

•
Workers compensation claim handling is centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

•
Property claims with high severity potential or technically complex losses are handled by either the Property Flex Unit or the Large Loss Unit.  Both of these groups specifically handle only higher exposure property claims. The Large Loss Unit handles claims above $100,000 and the Property Flex Unit handles claims between $25,000 to $100,000. The Property Flex Unit also forms the core of our catastrophe team.

•	All asbestos and environmental claims are referred to our specialized corporate Environmental Unit, which also handles latent claims.

This structure allows us to provide experienced adjusting to each claim category.

Our insurance segments have an SIU that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

Insurance Operations Competition
Our insurance segments face competition from public, private, and mutual insurance companies, which may have lower operating costs and/or lower cost of capital than we do. Some, like us, rely on partners for the distribution of their products and services and have competition within their distribution channel, making growth in market share difficult. Other insurance carriers either employ their own agents who only represent them or use a combination of distribution partners, captive agents, and direct marketing. The following provides information on the competition facing our insurance segments:

Standard Commercial Lines
The Standard Commercial Lines property and casualty insurance market is highly competitive and market share is fragmented among many companies. We compete with two types of companies, primarily on the basis of price, coverage terms, claims service, customer experience, safety management services, ease of technology usage, and financial ratings:

•	Regional insurers, such as Cincinnati Financial Corporation, Erie Indemnity Company, The Hanover Insurance Group, Inc., and United Fire Group, Inc.; and

•
National insurers, such as The Hartford Financial Services Group, Inc., Liberty Mutual Holding Company Inc., Nationwide Mutual Insurance Company, The Travelers Companies, Inc., and Zurich Insurance Group, Ltd.

Standard Personal Lines
Our Standard Personal Lines face competition primarily from the regional and national carriers noted above, as well as companies such as State Farm Mutual Automobile Insurance Company and Allstate Corporation. In addition, we face competition from direct insurers such as The Government Employees Insurance Company and The Progressive Corporation, which primarily offer personal auto coverage and market through a direct-to-consumer model.

E&S Lines
Our E&S Lines face competition from the E&S subsidiaries of the regional and national carriers named above, as well as the following companies:

•	Nautilus Insurance Group, a member of W. R. Berkley Company;

•	Colony Specialty, a member of the Argo Group International Holding Ltd;

•	Western World Insurance Group, a member of the Validus Group;

•	Century Insurance Group, a member of the Meadowbrook Insurance Group;

•	The Burlington Insurance Company, a member of IFG Companies;

•	United States Liability Insurance Group, a member of Berkshire Hathaway, Inc.;

•	Scottsdale Insurance Company, a member of Nationwide Mutual Insurance Company; and

•	Markel Corporation.

Industry Comparison
A comparison of certain statutory ratios for our combined insurance segments and our industry are shown in the following table:

	Simple Average of All Periods Presented	2015	2014	2013	2012	2011
Insurance Operations Ratios:[1]
Loss and loss expense	66.0%	57.7	62.4	64.5	70.7	74.6
Underwriting expense	32.9	34.4	33.0	32.8	32.6	31.7
Policyholder dividends	0.3	0.3	0.3	0.2	0.2	0.4
Statutory combined ratio	99.2	92.4	95.7	97.5	103.5	106.7
Growth in NPW	8.4	9.8	4.1	8.7	12.2	7.0

Industry Ratios:[1,2]
Loss and loss expense	71.8	70.4	69.3	67.7	73.7	77.9
Underwriting expense	27.7	27.0	27.4	28.0	28.2	28.0
Policyholder dividends	0.6	0.6	0.7	0.7	0.6	0.6
Statutory combined ratio	100.2	98.0	97.4	96.4	102.5	106.5
Growth in NPW	3.8	2.7	4.3	4.4	4.4	3.3

Favorable (Unfavorable) to Industry:
Statutory combined ratio	1.0	5.6	1.7	(1.1)	(1.0)	(0.2)
Growth in NPW	4.6	7.1	(0.2)	4.3	7.8	3.7
Note: Some amounts may not foot due to rounding.

1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2Source: A.M. Best. The industry ratios for 2015 have been estimated by A.M. Best.

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

Our various state insurance regulators are members of the NAIC. The NAIC has codified SAP and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies. An NAIC model only becomes law when it is enacted in the various state legislatures or promulgated as a regulation by the state insurance department. The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program.

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below two times their "Authorized Control Level". Based on our 2015 statutory financial statements, which have been prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

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

•
Own Risk and Solvency Assessment ("ORSA"). ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which has been adopted by the state insurance regulators of our Insurance Subsidiaries, requires companies to file an internal assessment of their solvency with insurance regulators annually, the first filing of which occurred in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

Federal Regulation
Notable federal legislation and administrative policies that affect the insurance industry are:

•	The Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and

•	Various privacy laws that apply to us because we have personal non-public information, including the:

◦	Gramm-Leach-Bliley Act;

◦	Fair Credit Reporting Act;

◦	Drivers Privacy Protection Act; and

◦	Health Insurance Portability and Accountability Act.

Like all businesses, we are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”).

FEMA oversees the WYO Program enacted by Congress. Congress sets the WYO Program's budgeting, rules, and rating parameters.  Two significant pieces of legislation that impact the WYO Program are the Biggert-Waters Flood Insurance Reform Act of 2012 ("Bigger-Waters Act") and the Homeowner Flood Insurance Affordability Act of 2014 ("Flood Affordability Act"). The Biggert-Waters Act: (i) extended the NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policies. The Flood Affordability Act repealed and modified certain provisions in the Biggert-Waters Act regarding premium adjustments.

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted in 2010. This law provided for, among other things, the following:

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

International Regulation
We believe that development of global capital standards will influence the development of similar standards by domestic regulators. Notable international developments include the following:

•
In 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers; and

•	The European Union has enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers operating in Europe, which was implemented in 2016.

For additional information on the potential impact of international regulation on our business, refer to the risk factor related to regulation within Item 1A. “Risk Factors.” of this Form 10-K.

Investment Segment
Our Investment segment invests insurance premiums, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities, to generate investment income and to satisfy obligations to our customers, our shareholders, and our debt holders, among others. At December 31, 2015, our investment portfolio consisted of the following:

Category of Investment
($ in millions)	Carrying Value	% of Investment Portfolio
Fixed income securities	$4,609.6	91
Equity securities	207.1	4
Short-term investments	194.8	4
Other investments, including alternatives	77.8	1
Total	$5,089.3	100

The primary objective of the investment portfolio is to maximize after-tax investment income while balancing risk and generating long-term growth in shareholder value. Our investment philosophy is predicated on investing with a long-term horizon, with significant emphasis on risk control, capital preservation, taxes, liquidity, and diversification. Our investments include high-quality fixed maturity securities, common stocks and preferred securities designed to generate stable dividend income and long-term capital appreciation, and alternative investments that seek to diversify the sources of risk and return of the overall portfolio.

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
Our results are subject to losses from natural and man-made catastrophes, including, but not limited to: hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather, floods, and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable. One year may be relatively free of such events while another may have multiple events. For further discussion regarding man-made catastrophes that relate to terrorism, see the risk factor directly below regarding the potential for significant losses from acts of terrorism.

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change. If greenhouse gases continue to impact our climate, it is possible that more devastating catastrophic events could occur.

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by ISO's Property Claim Services unit. Most of the risks underwritten by our insurance segments are concentrated geographically in the Eastern and Midwestern regions of the United States, particularly in New Jersey, which represented approximately 21% of our total NPW during 2015. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case in 2010, 2011, and 2012.

Although catastrophes can cause losses in a variety of property and casualty insurance lines, most of our historical catastrophe-related claims have been from commercial property and homeowners coverages. In an effort to limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Catastrophe reinsurance could prove inadequate if: (i) the various modeling software programs that we use to analyze the Insurance Subsidiaries’ risk result in an inadequate purchase of reinsurance by us; (ii) a major catastrophe loss exceeds the reinsurance limit or the reinsurers’ financial capacity; or (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding the aggregate limits provided by the catastrophe reinsurance treaty. Even after considering our reinsurance protection, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potential significant losses from acts of terrorism.
As a Standard Commercial Lines and E&S Lines writer, we are required to participate in TRIPRA, which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2015, 87% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. Terrorism coverage is mandatory for all primary workers compensation policies, so the TRIPRA back-stop applies to these policies. A risk exists that, if the U.S. Secretary of Treasury does not certify certain future terrorist events, we would be required to pay related covered losses without TRIPRA's risk sharing benefits. Examples of this potential risk are the 2013 Boston Marathon bombing and the shootings in San Bernardino, California in 2015, neither of which were certified as terrorism events.

Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2016, our deductible is approximately $280 million. For losses above the deductible, the federal government will pay 84% of losses to an industry limit of $100 billion, and the insurer retains 16%. The federal share of losses will be reduced by 1% each year to 80% by 2020. Although TRIPRA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

•	Certain life insurance companies that are obligated to our customers, as we have purchased annuities from them under structured settlement agreements.

•	Some of our distribution partners, who collect premiums from our customers and are required to remit the collected premium to us.

•	Some of our customers, who are responsible for payment of premiums and/or deductibles directly to us.

•
The invested assets in our defined benefit plan, which partially serve to fund our liability associated with this plan. To the extent that credit risk adversely impacts the valuation and performance of the invested assets within our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, as result, could increase the cost of the plan to us.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
General economic conditions in the United States and throughout the world and volatility in financial and insurance markets may materially affect our results of operations. Factors such as business and consumer confidence, unemployment levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. During 2015, 34% of DPW in our Standard Commercial Lines business were based on payroll/sales of our underlying customers. An economic downturn in which our customers decline in revenue or employee count can adversely affect our audit and endorsement premium in our Standard Commercial Lines.

Unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due. Although economic conditions have consistently improved over the last several years, many fundamental concerns still exist, which may have a material effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
Our financial strength ratings, as issued by the following Nationally Recognized Statistical Rating Organizations ("NRSROs"), are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
S&P	A-	Positive
Moody’s	A2	Stable
Fitch	A+	Stable

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

NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best	bbb+	Stable
S&P	BBB-	Positive
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

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

Pricing and loss trends impact our profitability. For example, assuming retention and all other factors remain constant:

•	A pure price decline of approximately 1% would increase our statutory combined ratio by approximately 0.75 points;

•	A 3% increase in our expected claim costs for the year would cause our loss and loss expense ratio to increase by approximately 1.75 points; and

•	A combination of the two could raise the combined ratio by approximately 2.5 points.

We compete with regional, national, and direct-writer property and casualty insurance companies for customers, distribution partners, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs and/or lower cost of capital. They may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant place of new competition, both from existing competitors and new competitors. Additionally, reinsurers have entered certain primary property casualty insurance markets to diversify their operations and compete with us. Further new competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurance companies are competing and will continue to compete on their ability to use reliable data about their customers and loss experience in complex analytics and predictive models to assess profitability of the risk, as well as the potential for adverse claim development, recovery opportunities, fraudulent activities, and customer buying habits. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our insurance operations is not large enough in all circumstances to analyze and project our future costs. In addition, we have limited data regarding our E&S business, which we assumed in 2011 and began writing directly in 2012. We use data from ISO, NCCI, and AAIS to obtain sufficient industry loss experience data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have significantly more data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act, which provides an anti-trust exemption for the aggregation of loss data, and we are unable to access data from ISO, NCCI, and AAIS, we will be at a competitive disadvantage to larger insurers who have more sufficient loss experience data on their own customers.

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
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.9% of direct premiums written. The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

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

Despite the passage of the Flood Affordability Act, the role of the NFIP program remains under scrutiny by policymakers. Additionally, our flood business could be impacted by: (i) a mandate for primary insurance carriers to provide flood insurance; or (ii) private writers becoming more prevalent in the marketplace. The uncertainty behind the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.

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

The European Union has enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers operating in Europe, which was implemented in 2016.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  In addition, in 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. Although Solvency II does not govern domestic American insurers and we do not have international operations, we believe that development of global capital standards will influence the development of similar standards by domestic regulators. The NAIC has recently adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which has been adopted by the state insurance regulators of our Insurance Subsidiaries, requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such a standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

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
In 2009, the Dodd-Frank Act was enacted to address the financial markets crises in 2008 and 2009 and issues regarding American International Group, Inc. The Dodd-Frank Act created the FIO as part of the U.S. Department of Treasury to advise the federal government regarding insurance issues. The Dodd-Frank Act also requires the Federal Reserve through the Financial Services Oversight Council (“FSOC”) to supervise financial services firms designated as systemically important financial institutions ("SIFI"). The FSOC has not designated Selective as a SIFI. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues. We anticipate that there will continue to be legislative proposals in Congress that could result in the federal government becoming directly involved in the regulation of insurance. There are also legislative and regulatory proposals in the various states that seek to limit the ability of carriers to properly assess insurance risk.

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

•
Healthcare reform. The enactment of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) may have an impact on various aspects of our business, including our insurance segments.  The Healthcare Act reduces the reimbursement to healthcare providers, which may result in healthcare providers charging more to insurers not covered under the Healthcare Act. This could increase our cost to provide workers compensation, automobile Personal Injury Protection and general liability coverages, among others.  In addition, we will continue to be impacted as a business enterprise by potential tax issues and changes in employee benefits.  The Healthcare Act has been adopted, its implementation is ongoing, and we continue to monitor and assess its impact.

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

Risks Related to Our Investment Segment

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

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2015, our fixed income securities portfolio represented approximately
91% of our total invested assets. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, municipal bankruptcies spurred by, among other things, pension funding issues, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed income securities portfolio and our net income to decline and the default rate of our fixed income securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could cause the value of our fixed income securities portfolio and our net income to decrease. As our stockholders' equity is leveraged at 3.6:1 to our investment portfolio, a reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, fluctuations in interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.5:1 ratio to our investment portfolio.

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
Like most property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investment portfolio is exposed to significant financial and capital market risks, both in the U.S. and abroad, and volatile changes in general market or economic conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our structured securities. Concerns over weak economic growth globally, elevated unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, contribute to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments.

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
Over the past several years, the Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery. The Federal Reserve's policy of quantitative easing and low interest rates since the financial crisis of 2008 have had an adverse effect on our investment income, as higher yielding securities mature and we reinvest the proceeds at lower yields. In December 2015, the Federal Reserve increased the Federal Fund Rate by 25 basis points. If this rate were to continue to be systematically increased, we are uncertain of what the effect would be on the broad financial markets. Increased pressure on the price of our fixed income and equity portfolios may occur if these economic stimulus actions by the Federal Reserve are not as effective as originally intended. These results could materially and adversely affect our financial condition and the trading price of our common stock. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position.

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
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, is subject to greater scrutiny and reconsideration from one reporting period to the next. As these investments are recorded under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed income, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2015. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2015, approximately 9% and 91% of these securities represented Level 1 and Level 2, respectively. However, prices provided by independent pricing services and brokers can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Changes in tax legislation initiatives could adversely affect our investments results.
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

As of December 31, 2015, the Parent had stand-alone retained earnings of $1.4 billion. Of this amount, $1.3 billion is related to investments in our Insurance Subsidiaries. The Insurance Subsidiaries have the ability to provide for $178 million in annual ordinary dividends to us under applicable state regulation; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

In addition to the requirements in our Amended and Restated Certificate of Incorporation, the New Jersey Shareholders’ Protection Act also prohibits us from engaging in certain business combinations with interested stockholders (as defined in the statute), in certain instances for a five-year period, and in other instances indefinitely, unless certain conditions are satisfied. These conditions may relate to, among other things, the interested stockholder’s acquisition of stock, the approval of the business combination by disinterested members of our Board of Directors and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. Such conditions are in addition to those requirements set forth in our Amended and Restated Certificate of Incorporation.

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
As an insurance provider, it is our business to take on risk from our customers. Our long-term strategy includes use of above average operational leverage, which can be measured as the ratio of NPW to our equity or policyholders surplus. We balance operational leverage risk with a number of risk management strategies within our insurance operations to achieve a balance of growth and profit and to reduce our exposure. These strategies include, but are not limited to, the following:

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

•	Continuing to develop our customer experience platform as we grow in our understanding of customer segmentation;

•	Purchasing reinsurance and using catastrophe modeling; and

•	Being prudent in our financial planning process, which supports our underwriting strategies.

We also maintain a conservative approach to our investment portfolio management and employ risk management strategic that include, but are not limited to:

•	Being prudent in establishing our investment policy and appropriately diversifying our investments, which supports our liabilities and underwriting strategies;

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

Rapid development of new technologies may result in an unexpected impact on our business and insurance industry overall.
Development of new technologies continues to impact all aspects of business and individuals’ lives at rapid speed.  Often such developments are positive and gradually improve standards of living and speed of communications, and allow for the development of more efficient processes.  However, rapid development of new technologies also presents challenges and risks.  Examples of such emerging risks include but are not limited to:

•
Change in exposures and claims frequency and/or severity due to unanticipated consequences of new technologies and their use.  For example, technologies have been developed and are being tested for autonomous self-driving automobiles.  It is unclear and we cannot predict the corresponding severity or cost of automobile claims.  It is possible that these technological developments will affect the profitability and demand for automobile insurance.

•
Changes in how insurance products are marketed and purchased due to availability of new technologies and changes in customer expectations.  For example, comparative rating technologies which are widely used in personal lines insurance, facilitate the process of efficiently generating quotes from multiple insurance companies.  This technology makes differentiation other than on pricing more difficult and has increased price comparison and resulted in a higher level of quote activity with a lower percentage of quotes becoming new business written.  These trends may continue to accelerate and may affect other lines of business, which could put pressure on our future profitability.

•
New technologies may require development of new insurance products without support of sufficient historical claims data for us to continue to effectively compete for our distribution partners' business and customers.

We are subject to attempted cyber-attacks and other cybersecurity risks.
The nature of our business requires that we store and use significant amounts of personally identifiable information in electronic format that may be targeted in an attempted cybersecurity breach. In addition, our business is heavily reliant on various information technology and application systems that may be impacted by a malicious cyber-attack. These cyber incidents may cause lost revenues or increased expenses stemming from reputational damage and fines related to the breach of personally identifiable information, inability to use certain systems for a period of time, loss of financial assets, remediation and litigation costs, and increased cybersecurity protection costs. We have developed and continue to invest in a variety of controls to prevent, detect, and appropriately react to such cyber-attacks, including frequently testing our systems' security and access controls. However, cybersecurity risks continue to become more complex and broad ranging and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, we purchase insurance coverage to specifically address cybersecurity risks. The coverage provides protection up to $20 million above a deductible of $250,000 for various cybersecurity risks, including privacy breach related incidents.

We depend on key personnel.
To a large extent, our business' success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2015, our workforce had an average age of approximately 47 and approximately 25% of our workforce was retirement eligible under our retirement and benefit plans.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We outsource certain business and administrative functions to third parties for efficiencies and cost savings, and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, and a loss of business that may have a material adverse effect on our results of operations or financial condition. Currently, we have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 46% of our skilled technology capacity.

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

As of December 31, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2015		2014
	High	Low	High	Low
First quarter	$30.10	25.49	26.99	21.38
Second quarter	29.60	26.28	25.42	22.14
Third quarter	32.50	28.10	25.46	21.97
Fourth quarter	37.91	30.36	27.65	22.01

On February 12, 2016, the closing price of our common stock as reported on the NASDAQ Global Select Market was $33.48.

(b) Holders
We had 3,490 stockholders of record as of February 12, 2016 according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. Considering our improving profitability, in the fourth quarter of 2015, our Board of Directors approved a 7% increase in our dividend to $0.15 per share. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2015	2014
First quarter	$0.14	0.13
Second quarter	0.14	0.13
Third quarter	0.14	0.13
Fourth quarter	0.15	0.14

Our ability to receive dividends, loans, or advances from our Insurance Subsidiaries is subject to the approval or review of the insurance regulators in the respective domiciliary states of our Insurance Subsidiaries. Such approval and review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future. For additional information, see Note 19. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2015:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	493,428	[1]	$17.84	5,738,581 [2]

1 Weighted average remaining contractual life of options is 2.90 years.
2 Includes 663,154 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,937,154 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,138,273 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2010 and ending December 31, 2015, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2015:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2015	$7,016	$34.84	—	—
November 1 – 30, 2015	1,414	35.97	—	—
December 1 – 31, 2015	—	—	—	—
Total	$8,430	$35.03	—	—

1During the fourth quarter of 2015, 955 shares were purchased from employees in connection with the vesting of restricted stock units and 7,475 shares were purchased from employees in connection with stock option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan as Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with GAAP unless noted otherwise, number of weighted average shares and dollars in thousands, except per share amounts)
	2015		2014	2013	2012	2011
Net premiums written	$2,069,904		1,885,280	1,810,159	1,666,883	1,485,349
Net premiums earned	1,989,909		1,852,609	1,736,072	1,584,119	1,439,313
Net investment income earned	121,316		138,708	134,643	131,877	147,443
Net realized gains	13,171		26,599	20,732	8,988	2,240
Total revenues	2,131,852		2,034,861	1,903,741	1,734,102	1,597,475
Catastrophe losses	59,055		59,971	47,415	98,608	118,769
Underwriting income (loss)	149,029		78,143	38,766	(64,007)	(103,584)
Net income from continuing operations[2]	165,861		141,827	107,415	37,963	22,683
Total discontinued operations, net of tax[2]	—		—	(997)	—	(650)
Net income	165,861		141,827	106,418	37,963	22,033
Comprehensive income	136,648		136,764	77,229	49,709	57,303
Total assets[3]	6,904,433		6,574,942	6,262,585	6,789,373	5,680,497
Notes payable[3]	388,192		372,689	384,829	302,544	302,388
Stockholders’ equity	1,398,041		1,275,586	1,153,928	1,090,592	1,058,328
Statutory premiums to surplus ratio	1.5		1.4	1.4	1.6	1.4
Statutory combined ratio	92.4%		95.7	97.5	103.5	106.7
Impact of catastrophe losses on statutory combined ratio[4]	3.0	pts	3.2	2.7	6.2	8.3
GAAP combined ratio	92.5%		95.8	97.8	104.0	107.2
Invested assets per dollar of stockholders' equity	$3.64		3.77	3.97	3.97	3.89
Yield on investments, before tax	2.5%		3.0	3.0	3.1	3.7
Debt to capitalization ratio[3]	21.7		22.6	25.0	21.7	22.2
Return on average equity	12.4		11.7	9.5	3.5	2.1

Non-GAAP measures[5]:
Operating income	$157,300		124,538	93,939	32,121	21,227
Operating return on average equity	11.8%		10.3	8.4	3.0	2.0

Per share data:
Net income from continuing operations[2]:
Basic	$2.90		2.52	1.93	0.69	0.42
Diluted	2.85		2.47	1.89	0.68	0.41

Net income:
Basic	$2.90		2.52	1.91	0.69	0.41
Diluted	2.85		2.47	1.87	0.68	0.40

Dividends to stockholders	$0.57		0.53	0.52	0.52	0.52

Stockholders’ equity	24.37		22.54	20.63	19.77	19.45

Price range of common stock:
High	37.91		27.65	28.31	20.31	18.97
Low	25.49		21.38	19.53	16.22	12.10
Close	33.58		27.17	27.06	19.27	17.73

Number of weighted average shares:
Basic	57,212		56,310	55,638	54,880	54,095
Diluted	58,156		57,351	56,810	55,933	55,221
1 Data for 2011 has been restated to reflect the implementation of ASU 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was adopted on January 1, 2012.
2 In 2009, we sold our Selective HR Solutions operations.
3 Data for 2011 through 2014 has been restated to reflect the implementation of ASU 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issue Costs, which was adopted in the fourth quarter of 2015.
4 The impact of catastrophe losses on the 2012 statutory combined ratio including flood claims handling fees related to Superstorm Sandy was 5.8 points.
5 Operating income and operating return on average equity are non-GAAP measures. See the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of these items and see the “Financial Highlights of Results for Years Ended December 31, 2015, 2014, and 2013” section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K for a reconciliation of operating income to net income.

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

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	Excess and surplus line ("E&S") Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2015, 2014, and 2013;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for losses and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary-impairment (“OTTI”); and (iv) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. We had accrued $3.5 billion of gross loss and loss expense reserves and $3.0 billion of net loss and loss expense reserves at December 31, 2015. At December 31, 2014, these gross and net reserves were $3.5 billion and $2.9 billion, respectively.

The following tables provide case and incurred but not reported (“IBNR”) reserves for losses and loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2015 and 2014:

As of December 31, 2015
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$247,162	970,541	1,217,703	148,113	1,069,590
Workers compensation	479,789	750,238	1,230,027	225,948	1,004,079
Commercial auto	166,606	227,159	393,765	18,983	374,782
Businessowners' policies	40,496	54,937	95,433	5,459	89,974
Commercial property	41,455	6,560	48,015	8,390	39,625
Other	4,126	9,680	13,806	2,275	11,531
Total Standard Commercial Lines	979,634	2,019,115	2,998,749	409,168	2,589,581

Personal automobile	87,589	79,136	166,725	64,258	102,467
Homeowners	29,072	20,364	49,436	2,129	47,307
Other	27,149	21,744	48,893	40,338	8,555
Total Standard Personal Lines	143,810	121,244	265,054	106,725	158,329

E&S Lines	58,664	195,261	253,925	35,126	218,799

Total	$1,182,108	2,335,620	3,517,728	551,019	2,966,709

December 31, 2014
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$252,294	960,372	1,212,666	138,366	1,074,300
Workers compensation	513,069	727,167	1,240,236	232,676	1,007,560
Commercial auto	156,538	221,605	378,143	19,699	358,444
Businessowners' policies	42,249	51,918	94,167	7,990	86,177
Commercial property	55,519	7,611	63,130	16,856	46,274
Other	5,969	6,484	12,453	2,007	10,446
Total Standard Commercial Lines	1,025,638	1,975,157	3,000,795	417,594	2,583,201

Personal automobile	99,595	84,348	183,943	68,150	115,793
Homeowners	23,195	22,987	46,182	5,205	40,977
Other	26,756	22,881	49,637	43,317	6,320
Total Standard Personal Lines	149,546	130,216	279,762	116,672	163,090

E&S Lines	31,341	165,972	197,313	37,712	159,601

Total	$1,206,525	2,271,345	3,477,870	571,978	2,905,892

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

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,694 million to $3,136 million at December 31, 2015, which compares to $2,645 million to $3,061 million at December 31, 2014. These ranges reflect low and high reasonable reserve estimates, which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these ranges reflect likely scenarios, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

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

•	Section III shows the cumulative amount of net loss and loss expenses paid relating to recorded liabilities as of the end of each succeeding year.

•	Section IV shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2015.

•
Section V shows the cumulative gross and net (deficiency)/redundancy representing the aggregate change in the liability from the original balance sheet dates and the re-estimated liability through December 31, 2015.

This table does not present accident or policy year development data. Conditions and trends that have affected past reserve development may not necessarily occur in the future. As a result, extrapolating redundancies or deficiencies based on this table is inherently uncertain.

($ in millions)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
I. Gross reserves for unpaid losses and loss expenses at December 31	2,084.0	2,288.8	2,542.5	2,641.0	2,745.8	2,830.1	3,144.9	4,068.9	3,349.8	3,477.9	3,517.7

Reinsurance recoverables on unpaid losses and loss expenses at December 31	(218.2)	(199.7)	(227.8)	(224.2)	(271.6)	(313.7)	(549.5)	(1,409.7)	(540.9)	(572.0)	(551.0)

Net reserves for unpaid losses and loss expenses at December 31	1,865.8	2,089.1	2,314.7	2,416.8	2,474.2	2,516.4	2,595.4	2,659.2	2,808.9	2,905.9	2,966.7

II. Net reserves estimate as of:
One year later	1,858.5	2,070.2	2,295.4	2,387.4	2,430.6	2,477.6	2,569.8	2,633.7	2,749.6	2,836.9
Two years later	1,845.1	2,024.0	2,237.8	2,324.6	2,368.1	2,428.6	2,531.4	2,554.9	2,660.0
Three years later	1,825.2	1,982.4	2,169.7	2,286.0	2,315.0	2,388.8	2,502.2	2,481.0
Four years later	1,808.9	1,931.1	2,155.8	2,264.9	2,295.3	2,363.3	2,450.8
Five years later	1,780.7	1,916.0	2,151.5	2,258.1	2,282.3	2,334.5
Six years later	1,777.3	1,924.4	2,154.6	2,243.6	2,273.0
Seven years later	1,789.3	1,939.5	2,147.7	2,246.0
Eight years later	1,810.9	1,936.5	2,145.6
Nine years later	1,806.4	1,939.8
Ten years later	1,815.8
Cumulative net redundancy (deficiency)	50.0	149.3	169.1	170.8	201.2	181.9	144.6	178.2	148.9	69.0

III. Cumulative amount of net reserves paid through:
One year later	468.6	469.4	579.4	584.5	561.3	569.9	632.7	572.4	592.1	641.2
Two years later	775.0	841.3	945.5	966.8	936.7	990.8	1,003.8	964.0	1,007.9
Three years later	1,026.9	1,080.0	1,201.6	1,238.3	1,235.8	1,248.2	1,293.6	1,247.9
Four years later	1,174.2	1,235.2	1,388.7	1,439.5	1,409.5	1,443.4	1,481.7
Five years later	1,267.1	1,347.0	1,513.0	1,550.3	1,533.4	1,559.4
Six years later	1,341.8	1,426.8	1,587.7	1,631.7	1,617.7
Seven years later	1,399.6	1,481.9	1,648.1	1,690.7
Eight years later	1,438.2	1,525.5	1,686.4
Nine years later	1,469.4	1,555.0
Ten years later	1,492.7

IV. Re-estimated gross liability	2,196.7	2,273.6	2,476.7	2,596.9	2,638.3	2,721.5	3,054.1	4,161.7	3,285.0	3,436.2

Re-estimated reinsurance recoverables	(380.8)	(333.8)	(331.1)	(350.9)	(365.3)	(387.1)	(603.3)	(1,680.7)	(625.0)	(599.3)

Re-estimated net liability	1,815.8	1,939.8	2,145.6	2,246.0	2,273.0	2,334.5	2,450.8	2,481.0	2,660.0	2,836.9

V. Cumulative gross redundancy (deficiency)	(112.7)	15.2	65.8	44.1	107.5	108.6	90.8	(92.8)	64.7	41.6

Cumulative net redundancy (deficiency)	50.0	149.3	169.1	170.8	201.2	181.9	144.6	178.2	148.9	69.0
Note: Some amounts may not foot due to rounding.

In 2015, we experienced overall favorable loss development of $69.0 million, compared to $59.3 million in 2014, and $25.5 million in 2013. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2015	2014	2013
General Liability	(51.0)	(43.9)	(20.0)
Workers Compensation	(37.0)	—	23.5
Commercial Automobile	2.4	(4.1)	(4.5)
Businessowners' Policies	2.2	1.9	(9.5)
Commercial Property	(3.0)	(2.1)	(7.5)
Personal Automobile	0.4	(10.8)	(3.0)
Homeowners	1.5	(4.0)	(2.5)
E&S	15.5	3.7	(2.0)
Total	(69.0)	(59.3)	(25.5)

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

For the past ten years, the Insurance Subsidiaries have experienced favorable prior accident year loss and loss expense development. Over the past three years, contributions to the favorable emergence have come from different lines of business at different points in time. The greater contributions have generally come from the longer tailed casualty lines, primarily due to their associated volume of reserves and the inherent uncertainty of the longer claims settlement process.

A more detailed discussion of recent developments, by line of business, follows.

Standard Market General Liability Line of Business
At December 31, 2015, our general liability line of business had recorded reserves, net of reinsurance, of $1.1 billion, which represented 36% of our total net reserves. In 2015, this line experienced favorable development of $51.0 million, attributable mainly to accident years 2013 and prior. This was primarily driven by severities that continued to develop lower than expected, within both the premises and operations and products liability coverages. In addition, the reduction in frequencies exhibited in recent accident years continued into accident year 2015.

During 2014, this line experienced favorable development of $43.9 million, which was partially driven by lower severities in the 2010 through 2012 accident years, within both the premises and operations and products liability coverages. In addition, accident years 2011 and 2012 continued to show lower than expected claim counts.

Standard Market Workers Compensation Line of Business
At December 31, 2015, our workers compensation line of business recorded reserves, net of reinsurance, of $1.0 billion, which represented 34% of our total net reserves. During 2015, this line experienced favorable development of $37.0 million driven by virtually all prior accident years. During 2014, this line experienced no development on prior accident years. The results over the past two years represent a significant change compared to 2013, during which this line experienced unfavorable development of $23.5 million driven mainly by assisted living facility-type claims. During 2015, this line showed a significant reduction in paid and reported loss amounts, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions in recent years; and (iii) various significant claims initiatives that we implemented, including the centralization of our workers compensation claim handling in Charlotte, North Carolina, more favorable Preferred Provider Organizations ("PPO") contracts, greater PPO penetration, and more proactive case management in the areas of medical, pharmaceutical, and physical therapy treatments. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

While we believe these changes are significant drivers of our improved loss experience, there is always risk associated with change. Most notably, these changes in operations may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, there nevertheless remains a greater risk in the estimated reserves.

In addition to the uncertainties associated with actuarial assumptions and methodologies described above, the workers compensation line of business can be impacted by a variety of issues, such as the following:

Unexpected changes in medical cost inflation - The industry is currently experiencing a period of lower claim cost inflation. Variability in our historical workers compensation medical costs, along with uncertainty regarding future medical inflation, creates the potential for additional volatility in our reserves;

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

In addition, changes in the economy could impact reserves in other ways. For example, in 2015, audit and endorsement activity resulted in additional premium of $22.5 million, and in 2014, audit and endorsement activity resulted in additional premium of $15.7 million. As premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. While audit and endorsement premiums are modeled within our annual budgeting process, they remain uncertain, and therefore provide additional variability to the resulting loss and loss expense ratio estimates.

Standard Market Commercial Automobile Line of Business
At December 31, 2015, our commercial automobile line of business had recorded reserves, net of reinsurance, of $375 million, which represented 13% of our total net reserves. In 2015, this line experienced unfavorable development of $2.2 million, which was driven by bodily injury liability for accident years 2013 and 2014. This was partially offset by favorable development in accident years 2010 and 2011.

We experienced some modest unfavorable development in accident years 2013 and 2014, which we believe to be similar to more significant trends seen in the industry. We continue to analyze our portfolio to identify less profitable segments which require enhanced underwriting and pricing actions.

In 2014, this line experienced favorable development of $4.1 million, driven by bodily injury liability for accident years 2012 and prior.

Standard Market Personal Automobile Line of Business
At December 31, 2015, our personal automobile line of business had recorded reserves, net of reinsurance, of $102 million, which represented 3.4% of our total net reserves. In 2015, this line experienced unfavorable development of $0.4 million. While this development is relatively neutral overall, it results from an increase in accident year 2014, largely offset by a decrease in accident year 2013. The overall development is a significant change compared to 2014, during which this line experienced favorable development of $10.8 million, which was driven by the liability coverages for accident years 2012 and prior. We continue to recalibrate our predictive models, as well as refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Lines
At December 31, 2015, our E&S Lines had recorded reserves, net of reinsurance, of $219 million, which represented 7% of our total net reserves. In 2015, these lines experienced unfavorable development of $15.5 million, associated with accident years 2012 through 2014. In 2014, these lines experienced unfavorable development of $3.7 million, associated with accident years 2011 through 2013. As we have limited historical loss experience in this segment, our reserve estimates are partially based on development patterns of companies that have similar operations. Therefore, these estimates are subject to somewhat greater uncertainty than the comparable traditional lines of business. As our own experience matures, we will continue to place greater weight upon it, and less weight upon the surrogate patterns.

Some of the development seen during 2015 was attributable to late emerging claims. In order to better assess this potential, and mitigate its impact on future results, we have taken the following actions within the E&S Claims operations:

•	Effective January 1, 2015, the E&S Claims operation began reporting through our Corporate Claims division in Charlotte, North Carolina.

•	During the second half of 2015, a review of all complex liability claims was performed by our corporate CCU.

•
Potential complex liability claims are now systematically identified and referred to our CCU. In cases where the CCU agrees these claims are complex in nature, all future handling of the claims is assumed by the CCU.

•
The balance of the liability claims have been segregated into “litigated” versus “non-litigated.” Separate claim handling teams have been created, with the required skill sets, to appropriately handle these two types of claims.

•	Implemented actions to reduce the amount spent on outside adjusters and legal counsel, including increasing the use of the staff counsel that we use in standard lines claims defense.

•	For property claims, similar corporate oversight and referrals are being implemented via our corporate Large Loss Unit.

We believe that the actions above will not only lead to earlier identification of severe claims, but also earlier claims resolutions with improved outcomes.

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

Some of the specific actions implemented over the past several years, other than those regarding E&S as discussed above, are as follows:

•	Increased focus on reducing workers compensation medical costs through more favorable PPO contracts and greater PPO penetration.

•
A more comprehensive approach for handling workers compensation claims, with an emphasis towards improving recovery times, allowing for earlier “return-to-work.” This involves elevated and proactive case management in the areas of medical, pharmaceutical, and physical therapy treatments.

•
The continued use of our CCU, to which all significant and complex liability claims are assigned. This unit has been staffed with personnel that have significant experience in handling and settling these types of claims.

•	The continued use of our Property Flex Unit and our Large Loss Unit. The Property Flex Unit handles claims between $25,000 to $100,000 and the Large Loss Unit handles claims above $100,000.

•
Continued efforts in the areas of fraud investigation and salvage/subrogation recoveries. These efforts have been supported by the introduction of predictive models that allow us to better focus our efforts.

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

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below are sensitivity tests which highlight potential impacts to loss and loss expense reserves under different scenarios, for the major casualty lines of business. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results in the tables below do not constitute an actuarial range. While the figures represent possible impacts from variations in key assumptions as identified by management, there is no assurance that the future emergence of our loss and loss expense experience will be consistent with either our current or alternative sets of assumptions.

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

Reserve Impacts of Changes to Prior Years Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(75)	$75
Workers compensation	10	(70)	70
Commercial automobile liability	10	(30)	30
Personal automobile liability	15	(10)	10
E&S lines	15	(30)	30

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	7	pts	$(35)	$35
Workers compensation	10		(30)	30
Commercial automobile liability	7		(20)	20
Personal automobile liability	7		(7)	7
E&S lines	10		(15)	15

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

The total carried net losses and loss expense reserves for these claims were $23.2 million as of December 31, 2015 and $23.0 million at December 31, 2014. The emergence of these claims occurs over an extended period and is highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for nine customers related to six sites on the NPL.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2015, asbestos claims constituted 29% of our $23.2 million net asbestos and environmental reserves, compared to 32% of our $23.0 million net asbestos and environmental reserves at December 31, 2014.

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

The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and increases pension expense. For additional information regarding our discount rate selection, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on the plan assets was increased 10 basis points to 6.37% in 2015 as compared to 6.27% in 2014, reflecting the current interest rate environment.

At December 31, 2015, our pension and post-retirement benefit plan obligation was $324.8 million compared to $337.4 million at December 31, 2014. Plan assets were $249.7 million and $253.5 million at December 31, 2015 and December 31, 2014, respectively. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other-Than-Temporary Investment Impairments
When the fair value of any investment is lower than its cost/amortized cost, an assessment is made to determine if the decline is other than temporary. We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of an available-for-sale (“AFS”) security is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income (“AOCI”). Temporary declines in the value of a held-to-maturity (“HTM”) security are not recognized in the Financial Statements. Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral for fixed income investments. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

To determine if an impairment is other than temporary, we compare the present value of cash flows expected to be collected with the amortized cost of fixed income securities meeting certain criteria. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. These impairment assessments may include, but are not limited to, discounted cash flow analyses (“DCFs”).

For structured securities, including commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and collateralized debt obligations (“CDOs”), we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

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

If there is a decline in the fair market value of an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carry value of the investment and record the charge through earnings as a component of realized losses.

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $5.7 million at December 31, 2015 and $6.9 million at December 31, 2014. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2015, 2014, and 2013[1]
			2015 vs.			2014 vs.
($ in thousands, except per share amounts)	2015	2014	2014		2013	2013
GAAP measures:
Revenues	$2,131,852	$2,034,861	5%		1,903,741	7%
Pre-tax net investment income	121,316	138,708	(13)		134,643	3
Pre-tax net income	232,692	197,131	18		142,267	39
Net income	165,861	141,827	17		106,418	33
Diluted net income per share	2.85	2.47	15		1.87	32
Diluted weighted-average outstanding shares	58,156	57,351	1		56,810	1
GAAP combined ratio	92.5%	95.8	(3.3)	pts	97.8	(2.0)	pts
Statutory combined ratio	92.4%	95.7	(3.3)		97.5	(1.8)
Return on average equity ("ROE")	12.4%	11.7	0.7		9.5	2.2
Non-GAAP measures:
Operating income	$157,300	$124,538	26%		93,939	33%
Diluted operating income per share	2.70	2.17	24		1.65	32
Operating ROE	11.8%	10.3	1.5	pts	8.4	1.9	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

The following table reconciles operating income and net income for the periods presented above:

($ in thousands, except per share amounts)	2015	2014	2013
Operating income	$157,300	124,538	93,939
Net realized gains, net of tax	8,561	17,289	13,476
Loss on discontinued operations, net of tax	—	—	(997)
Net income	$165,861	141,827	106,418

Diluted operating income per share	$2.70	2.17	1.65
Diluted net realized gains per share	0.15	0.30	0.24
Diluted net loss on discontinued operations per share	—	—	(0.02)
Diluted net income per share	$2.85	2.47	1.87

It is our goal to average an operating ROE that is at least three points higher than our weighted-average cost of capital. At December 31, 2015, our weighted-average cost of capital was 8.7%. Our operating ROE and contribution by component for the following years are as follows:

Operating Return on Average Equity	2015	2014	2013
Insurance Segments	7.3%	4.2%	2.3%
Investment Segment	7.0%	8.6%	9.0%
Other	(2.5)%	(2.5)%	(2.9)%
Total	11.8%	10.3%	8.4%

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
GAAP Insurance Operations Results:
Net Premiums Written ("NPW")	$2,069,904	1,885,280	10%		1,810,159	4%
Net Premiums Earned ("NPE")	1,989,909	1,852,609	7		1,736,072	7
Less:
Losses and loss expenses incurred	1,148,541	1,157,501	(1)		1,121,738	3
Net underwriting expenses incurred	686,120	610,783	12		571,294	7
Dividends to policyholders	6,219	6,182	1		4,274	45
Underwriting income	$149,029	78,143	91%		38,766	102%
GAAP Ratios:
Loss and loss expense ratio	57.7%	62.5	(4.8)	pts	64.6	(2.1)	pts
Underwriting expense ratio	34.5	33.0	1.5		33.0	—
Dividends to policyholders ratio	0.3	0.3	—		0.2	0.1
Combined ratio	92.5	95.8	(3.3)		97.8	(2.0)
Statutory Ratios:
Loss and loss expense ratio	57.7	62.4	(4.7)		64.5	(2.1)
Underwriting expense ratio	34.4	33.0	1.4		32.8	0.2
Dividends to policyholders ratio	0.3	0.3	—		0.2	0.1
Combined ratio	92.4%	95.7	(3.3)	pts	97.5	(1.8)	pts

Fluctuations in our GAAP combined ratio were driven by the following:

•
Earned rate in excess of expected loss inflation. Renewal pure price increases on NPW of 3.4% in 2015, 5.6% in 2014, and 7.6% in 2013 provided earned rate of approximately 4% in 2015 and 6.5% in 2014, both of which were above our expected claim inflation. After taking into account the incremental expenses associated with the additional premium, the net benefit to the combined ratio was approximately 1 point in 2015 and 2.5 points in 2014.

•	Favorable prior year casualty reserve development, the details of which are below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2015		2014		2013
General liability	$(51.0)		(43.9)		(20.0)
Commercial automobile	3.0		(4.0)		(5.0)
Workers compensation	(37.0)		—		23.5
Businessowners' policies	4.0		2.5		(9.5)
Other	—		—		—
Total Standard Commercial Lines	(81.0)		(45.4)		(11.0)

Homeowners	(2.0)		(0.7)		(4.0)
Personal automobile	—		(8.0)		(2.0)
Total Standard Personal Lines	(2.0)		(8.7)		(6.0)

E&S	16.0		5.8		2.5

Total favorable prior year casualty reserve development	$(67.0)		(48.3)		(14.5)

(Favorable) impact on loss ratio	(3.4)	pts	(2.6)	pts	(0.8)	pts

For a qualitative discussion of this reserve development, please see the related insurance segment discussions below.

•	Catastrophe losses, the details of which are below:

Catastrophe Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2015	$59.1	3.0	pts	(0.2)
2014	60.0	3.2		0.5
2013	47.4	2.7		N/A

•	Non-catastrophe property losses, the details of which are below:

Non-Catastrophe Property Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2015	$265.4	13.3	pts	(2.2)
2014	287.5	15.5		2.4
2013	226.6	13.1		N/A

Partially offsetting the improvements in the loss and loss expense ratios above were increases in the underwriting expense ratio of 1.5 points in 2015 that included the following:

•	Improved underwriting profitability that resulted in higher supplemental commission expense to our distribution partners and increased the ratio by 0.3 points;

•	Improved underwriting profitability that also resulted in higher annual incentive compensation expense to employees and increased the ratio by 0.3 points;

•	Pension expense increases due to the accrual of service costs for eligible employees and the negative impact of declining interest rates last year that increased the ratio by 0.3 points; and

•
The March 2014 sale of the renewal rights to our $37 million Self Insured Group ("SIG") book of business that contributed $8 million to other income and reduced the combined ratio by 0.4 points. Although we did not solicit buyers, we decided to sell this small and specialized book of business when the opportunity presented itself because it had significant production outside of our standard lines footprint, and proved difficult to grow. We however, have retained our substantial individual risk public entity book of business and continue to look for opportunities to grow it.

Investments Segment
Operating ROE in 2015 and 2014 was negatively impacted by a decline in investment leverage as a result of overall stockholders' equity growth outpacing investment income growth. This was, in part, due to strong growth in our underwriting operations coupled with declining portfolio yields. In 2015, the lower yields were driven by the fixed income securities portfolio, and lower returns on our energy-related limited partnerships within our other investments portfolio due to declining oil prices.

Net realized gains, which is another component of our investment segment's results, were $8.6 million, $17.3 million, and $13.5 million on an after-tax basis in 2015, 2014, and 2013, respectively. Included in these amounts were after-tax OTTI charges of $11.9 million in 2015, $7.2 million in 2014, and $3.6 million in 2013. The majority of the OTTI charges related to our equity securities portfolio and were primarily comprised of charges on securities for which we had the intent to sell reflecting changes in our strategy on this portfolio.

Outlook
We have a long history of delivering on our objectives and creating value for shareholders, but 2015 was our best statutory combined ratio since becoming listed on Nasdaq. We delivered a 92.4% statutory combined ratio, including 3.0 points of catastrophe losses and overall favorable prior year reserve development of 3.5 points. This compares to A.M. Best’s industry expectation of 98.0%, including 3.1 points of catastrophe losses and 1.7 points of overall favorable prior year reserve development, as reported in their February 2016 Review and Preview report.
In addition, A.M. Best also expects the industry’s investment income to decline in 2015 due to lower yields, partially offset by growth in invested assets. During 2015, we experienced positive impacts from strong cash flows and an increasing asset base; however, these positives were more than offset by: (i) the impact of lower reinvestment rates as fixed income securities that were purchased had an after-tax yield of 1.7% and fixed income securities that were disposed of had an after-tax yield of 2.5%; and (ii) lower than expected returns on our alternative investment portfolio due to energy sector performance.
As we turn to the future, we plan to leverage our competitive advantages by increasing our share of wallet with existing agents while adding agents in areas with strong new business opportunities. We celebrate our 90th year of business in 2016 and our pillars of success continue to be: (i) our unique field model combined with sophisticated underwriting and claims capabilities; (ii) true franchise value with our distribution partners; and (iii) delivering a superior customer experience with our “best in class” employees.
To that end, we remain focused on becoming a more customer-centric company in 2016. In 2015, we made key strategic investments in technology as part of our efforts to deliver a superior customer experience across all channels, commonly referred to as omni-channel. Over the last year we have rolled out self-servicing capabilities via our mobile application, mobile web, and on the desktop, and relaunched our public website with simplified navigation, richer content, and responsive capabilities. These investments have enabled us to provide our customers with 24/7 access to transactional capabilities and information. Customers expect this level of service and access from every company with which they conduct business. We view omni-channel as a key to future success in our industry and we will continue to focus our efforts in this area in 2016.
Based on our view of the market and our strategies to outperform, we are providing the following guidance for 2016:

•	An ex-catastrophe combined ratio of approximately 91%, which assumes no prior year casualty reserve development;

•	3.5 points of catastrophe losses for the year;

•	After-tax investment income of approximately $100 million; and

•	Weighted average shares of approximately 58.5 million.

Our goal is to generate an operating ROE that is 300 basis points in excess of our weighted average cost of capital. Based upon our expected after-tax return on investments, a statutory combined ratio of approximately 93% would be required to meet that target.

Results of Operations and Related Information by Segment

Standard Commercial Lines
Our Standard Commercial Lines segment, which represents 77% of our combined insurance segments' NPW, sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,100 distribution partners in the standard marketplace.

			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
GAAP Insurance Segments Results:
NPW	$1,596,965	1,441,047	11%		$1,380,740	4%
NPE	1,529,442	1,415,712	8		1,316,619	8
Less:
Loss and loss expense incurred	819,573	870,018	(6)		831,261	5
Net underwriting expenses incurred	539,154	478,291	13		447,228	7
Dividends to policyholders	6,219	6,182	1		4,274	45
Underwriting income	$164,496	61,221	169%		$33,856	81%
GAAP Ratios:
Loss and loss expense ratio	53.6%	61.5	(7.9)	pts	63.1%	(1.6)	pts
Underwriting expense ratio	35.2	33.8	1.4		34.0	(0.2)
Dividends to policyholders ratio	0.4	0.4	—		0.3	0.1
Combined ratio	89.2	95.7	(6.5)		97.4	(1.7)
Statutory Ratios:
Loss and loss expense ratio	53.6	61.3	(7.7)		63.1	(1.8)
Underwriting expense ratio	35.2	33.8	1.4		33.7	0.1
Dividends to policyholders ratio	0.4	0.4	—		0.3	0.1
Combined ratio	89.2%	95.5	(6.3)	pts	97.1%	(1.6)	pts

The growth in NPW and NPE from 2013 through 2015 is primarily the result of the following:

	For the Year Ended December 31,
($ in millions)	2015	2014	2013
Retention	83%	82	82
Renewal pure price increases on NPW	3.0	5.6	7.6
Direct new business	$339.6	268.7	277.5

In 2015, we saw strong improvements in new business, which increased 26% over last year, whereas in 2014, new business was slightly down from 2013. In addition, renewal pure price increases and strong retention contributed to NPW growth in both periods. In 2014, our growth rate of 4% would have been 7% excluding the impact of the SIG renewal rights sale in the first quarter of 2014.

NPE increases in 2015 and 2014 were consistent with the increases in NPW for their respective twelve-month periods ended December 31.

The GAAP loss and loss expense ratio improved 7.9 points in 2015 compared to 2014 and 1.6 points in 2014 compared to 2013 due to the following:

•	Earned rate above our expected claim inflation, which improved profitability by approximately 0.5 and 2.5 points for 2015 and 2014, respectively.

•
Favorable prior year casualty reserve development of 5.3 points in 2015, 3.2 points in 2014, and 0.8 points in 2013. For quantitative information on this development by line of business, see "Financial Highlights of Results for Years Ended December 2015, 2014, and 2013" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

•	Current year loss costs in 2015 that were 1.8 points lower than last year on our workers' compensation line of business reflecting our ongoing focus on improving this line of business.

Additionally, non-catastrophe property losses and catastrophe losses contributed to results as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2015	$154.7	10.1	pts	$34.1	2.2	pts	12.3	(3.1)
2014	180.4	12.7		37.9	2.7		15.4	4.1
2013	126.8	9.6		23.0	1.7		11.3	N/A

Partially offsetting the improvement in the loss and loss expense ratio in 2015 was an increase of 1.4 points in the GAAP underwriting expense ratio in 2015 compared to 2014. This increase is primarily attributable to: (i) higher supplemental commission expense to our distribution partners of 0.4 points; (ii) increases in annual incentive compensation expense to employees of 0.2 points; and (iii) pension expense increases of 0.3 points, which are discussed further in "Financial Highlights of Results for Years Ended December 31, 2015, 2014, and 2013" above. Additionally, the prior year underwriting ratio included $8.0 million, or 0.6 points, of non-recurring benefit related to the sale of the renewal rights to our SIG book of business in March 2014.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2015	2014	2015 vs. 2014		2013	2014 vs. 2013
Statutory NPW	$505,891	453,594	12%		$426,244	6%
Direct new business	99,938	78,124	28		78,294	—
Retention	83%	82	1	pts	81%	1	pts
Renewal pure price increases	2.7	6.7	(4.0)		8.9	(2.2)
Statutory NPE	$483,291	444,938	9%		$405,322	10%
Statutory combined ratio	82.1%	83.9	(1.8)	pts	96.2%	(12.3)	pts
% of total statutory standard commercial NPW	32	31			31
Growth in 2015 premium is primarily due to direct new business increases as outlined in the table above. Both reporting periods also reflect positive improvements in NPW and NPE from improving retention and renewal pure price increases. However, in 2014, the renewal pure price increases and strong retention outlined above were more than offset by a reduction in premiums that resulted from the sale of the SIG renewal rights. SIG NPW was approximately $17 million for the general liability line of business in 2013. Excluding the impact of this sale, NPW growth in 2014 compared to 2013 would have been 11%.

The fluctuations in the statutory combined ratios reflect: (i) earned rate above our expected claim inflation, which improved profitability by approximately 1 point in 2015 and 3 points in 2014; and (ii) changes in prior year development.

Prior year development can be volatile year to year, requiring a longer period of time before true trends are fully recognized. The impact of the prior year casualty reserve development on this line is as follows:

•
2015: favorable prior year development of 10.6 points attributable to accident years 2013 and prior. This was primarily driven by severities that continued to develop lower than expected, within both the premises and operations and products liability coverages. In addition, the reduction in frequencies exhibited in recent accident years continued into accident year 2015.

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

Commercial Automobile
			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
Statutory NPW	$376,064	341,926	10%		$325,895	5%
Direct new business	70,556	57,280	23		59,110	(3)
Retention	83%	82	1	pts	82%	—	pts
Renewal pure price increases	3.8	5.5	(1.7)		7.3	(1.8)
Statutory NPE	$358,909	333,310	8%		$310,994	7%
Statutory combined ratio	101.9%	96.2	5.7	pts	96.4%	(0.2)	pts
% of total statutory standard commercial NPW	24	24			24

In 2015, new business was up 23% over last year, while in 2014, new business was slightly down from 2013. In addition, renewal pure price increases and strong retention have contributed to NPW growth in both periods. NPE increases in 2015 and 2014 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31.

The 5.7-point increase in the statutory combined ratio in 2015 compared to 2014 was driven by: (i) higher property losses of 1.2 points; (ii) higher current year loss costs of 3.2 points driven by a modest increase in loss severities; and (iii) prior year casualty reserve development that increased the combined ratio by 2.0 points compared to last year.

The combined ratio was stable in 2014 compared to 2013 with lower non-catastrophe property losses being offset by higher catastrophe losses and lower prior year casualty reserve development.

In all three years, the combined ratio was positively impacted by earned rate that has exceeded our expected claim inflation.

Property losses and prior year casualty reserve development are outlined below:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2015	$54.7	15.2	pts	$0.9	0.2	pts	15.4	1.2
2014	45.6	13.7		1.6	0.5		14.2	(0.5)
2013	46.4	14.9		(0.5)	(0.2)		14.7	N/A

Prior year casualty reserve development was as follows:

•
2015: Unfavorable development of 0.8 points, which was driven by bodily injury liability for accident years 2013 and 2014. This was partially offset by favorable development in accident years 2010 and 2011. The unfavorable development in accident years 2013 and 2014 was driven by severities that were greater than expected.

•	2014: Favorable development of 1.2 points driven by bodily injury liability for accident years 2012 and prior, partially offset by accident year 2013 due to higher frequency of claims.

•
2013: Favorable development of 1.6 points driven by accident years 2006 through 2010 representing a continued trend of better than expected reported emergence, partially offset by increased severity in accident year 2012.

Workers Compensation
			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
Statutory NPW	$299,686	269,130	11%		$277,135	(3)%
Direct new business	68,971	48,613	42		55,063	(12)
Retention	83%	81	2	pts	82%	(1)	pts
Renewal pure price increases	2.6	4.8	(2.2)		7.5	(2.7)
Statutory NPE	$290,075	274,585	6%		$267,612	3%
Statutory combined ratio	88.2%	110.1	(21.9)	pts	120.6%	(10.5)	pts
% of total statutory standard commercial NPW	19	19			20

NPW increased in 2015 compared to 2014 due to: (i) an increase in direct new business; (ii) renewal pure price increases; and (iii) increased retention. NPW was lower in 2014 compared to 2013 due to: (i) reductions in new business; (ii) a focused effort to improve our hazard mix and reduce exposures on this line; and (iii) the impact of the sale of the SIG renewal rights. This business accounted for $4 million of NPW in 2013.

NPE increases in 2015 and 2014 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31.

The 21.9-point decrease in the statutory combined ratio in 2015 compared to 2014 was due to the following:

•	Favorable prior year casualty reserve development of $37.0 million, or 12.8 points, attributable to virtually all prior accident years, compared to no development in 2014.

•
Lower expected loss costs for the current accident year that resulted in an improvement of 9.3-points in 2015, reflecting our ongoing focus on improving this competitive line of business through pricing and claims initiatives, as further discussed below.

Reductions in current and prior year loss costs in this line of business were primarily driven by continued lower frequencies and severities. We believe those trends are evidence of the significant claims and underwriting initiatives that we have undertaken on this line of business over the past two years. These initiatives include:

•
Centralizing all workers compensation claim handling in Charlotte, North Carolina providing us with: (i) focused management around workers compensation; (ii) units of scale and greater specialization; (iii) high levels of quality and consistency; (iv) better talent attraction and retention; (v) improved usage of nurse case managers; and (vi) increased network penetration;

•	Managing non-complex workers compensation claims within our footprint by leveraging the expertise of jurisdictionally-trained and aligned medical only and lost-time adjusters;

•	Referring claims with high exposure and/or significant escalation risk to our workers compensation Strategic Case Management Unit;

•	Reducing workers compensation medical costs through more favorable PPO contracts and greater PPO penetration;

•
Using a more comprehensive approach for handling workers compensation claims, with an emphasis towards improving recovery times, allowing for earlier “return-to-work.” This involves elevated and proactive case management in the areas of medical, pharmaceutical, and physical therapy treatments; and

•	Working on improving the mix of business in this line with a focus on hazard grades A through D.

In addition, the industry has experienced a period of lower medical cost inflation, which has favorably impacted our estimate of ultimate losses on this line of business.

The decrease in the statutory combined ratio from 2013 to 2014 was driven by no prior year casualty reserve development in 2014 compared to unfavorable prior year development of 8.6 points in 2013 driven by the 2008 and prior accident years reflecting increases in severities for medical costs. These increases largely related to case reserve adjustments to assisted living facility claims, and our review of medical cost development over many years. Additionally, earned rate above our expected claim inflation improved profitability by approximately 2.5 points.

Commercial Property
			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
Statutory NPW	$282,731	253,625	11%		$237,556	7%
Direct new business	72,118	58,436	23		53,678	9
Retention	82%	81	1	pts	81%	—	pts
Renewal pure price increases	2.8	4.4	(1.6)		5.7	(1.3)
Statutory NPE	$269,022	244,792	10%		$224,412	9%
Statutory combined ratio	82.6%	97.3	(14.7)	pts	78.9%	18.4	pts
% of total statutory standard commercial NPW	18	18			17

NPW and NPE increased in 2015 compared to 2014, as well as in 2014 compared to 2013, primarily due to: (i) growth in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

The fluctuation in the statutory combined ratios over the three-year period for this line are best understood by reviewing the fluctuations in non-catastrophe property losses and catastrophe losses. Quantitative information regarding these items is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2015	$78.4	29.1	pts	$25.8	9.6	pts	38.7	(16.3)
2014	107.3	43.8		27.3	11.2		55.0	18.9
2013	63.0	28.1		17.8	8.0		36.1	N/A

Standard Personal Lines
Our Standard Personal Lines segment, which includes our flood business, represents approximately 14% of our combined insurance segments' NPW. We sell personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners. In addition, we have approximately 6,000 distribution partners selling our flood business.

			2015			2014
($ in thousands)	2015	2014	vs. 2014		2013	vs. 2013
GAAP Insurance Segments Results:
NPW	$283,926	292,061	(3)%		$297,757	(2)%
NPE	288,134	296,747	(3)		294,332	1
Less:
Losses and loss expenses incurred	200,237	197,182	2		206,450	(4)
Net underwriting expenses incurred	86,561	83,029	4		79,237	5
Underwriting income (loss)	$1,336	16,536	(92)%		$8,645	91%
GAAP Ratios:
Loss and loss expense ratio	69.5%	66.4	3.1	pts	70.1%	(3.7)	pts
Underwriting expense ratio	30.0	28.0	2.0		27.0	1.0
Combined ratio	99.5	94.4	5.1		97.1	(2.7)
Statutory Ratios:
Loss and loss expense ratio	69.6	66.3	3.3		69.9	(3.6)
Underwriting expense ratio	30.3	28.2	2.1		27.0	1.2
Combined ratio	99.9%	94.5	5.4	pts	96.9%	(2.4)	pts

NPW in this segment decreased over the three-year period as shown in the table above. As illustrated in the table below, these decreases were driven by lower new business and retention in 2015 and 2014 due to competition in this segment. The decrease in retention in 2014 was also impacted by targeted non-renewals of less profitable accounts. These strategic non-renewals impacted our dwelling fire business, underperforming accounts within our personal automobile business, and our mono-line homeowners business.

($ in millions)	2015	2014	2013
Retention	82%	81	85
Renewal pure price increases on NPW	5.8	6.5	7.8
Direct new business premiums	$32.9	36.1	39.5

NPE decreases over the three-year period were consistent with the NPW fluctuations for their respective twelve-month periods ended December 31.

The GAAP loss and loss expense ratio increased 3.1 points in 2015 compared to 2014, primarily driven by: (i) favorable prior year casualty reserve development that was lower than last year by 2.2 points; and (ii) property losses that were higher than last year by 0.9 points.

The GAAP loss and loss expense ratio decreased 3.7 points in 2014 compared to 2013 driven by: (i) earned rate in excess of our expected claims inflation, which improved profitability by approximately 2.6 points; and (ii) favorable prior year casualty reserve development that was higher than 2013 by 0.9 points.

Quantitative information over the three-year period related to these items is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2015	$87.2	30.3	pts	$21.7	7.5	pts	37.8	0.9
2014	90.1	30.4		19.3	6.5		36.9	0.4
2013	87.8	29.8		19.8	6.7		36.5	N/A

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2015	$(2.0)	(0.7)	pts	2.2
2014	(8.7)	(2.9)		(0.9)
2013	(6.0)	(2.0)		N/A

The increase in the GAAP underwriting expense ratio in 2015 compared to 2014 was primarily due to the following factors:

•	Staffing additions, such as Standard Personal Lines Marketing Specialists, to support our growth initiatives;

•	Increases in annual incentive compensation expense to employees through our corporate-wide incentive plan;

•	Pension expense increases, which are discussed further in "Financial Highlights of Results for Years Ended December 2015, 2014, and 2013" above; and

•	Increased costs associated with capital improvements.

The increase in the underwriting expense ratio in 2014 compared to 2013 was driven by higher supplemental commissions to our distribution partners.

In addition, declining premiums in this segment, which are driven by lower new business and targeted non-renewal actions we have taken on this book of business, have put pressure on the components of our combined ratio.

E&S Lines

Our E&S Lines segment, which represents 9% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 80 distribution partners. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history, that have not obtained coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are customized for specific risks.

($ in thousands)	2015	2014	2015 vs. 2014		2013	2014 vs. 2013
GAAP Insurance Segments Results:
NPW	$189,013	152,172	24%		$131,662	16%
NPE	172,333	140,150	23		125,121	12
Less:
Losses and loss expenses incurred	128,731	90,301	43		84,027	7
Net underwriting expenses incurred	60,405	49,463	22		44,829	10
Underwriting income (loss)	$(16,803)	386	(4,453)%		$(3,735)	110%
GAAP Ratios:
Loss and loss expense ratio	74.7%	64.4	10.3	pts	67.2%	(2.8)	pts
Underwriting expense ratio	35.1	35.3	(0.2)		35.8	(0.5)
Combined ratio	109.8	99.7	10.1		103.0	(3.3)
Statutory Ratios:
Loss and loss expense ratio	74.7	64.5	10.2		67.2	(2.7)
Underwriting expense ratio	33.7	34.7	(1.0)		35.7	(1.0)
Combined ratio	108.4%	99.2	9.2	pts	102.9%	(3.7)	pts

NPW increases in 2015 and 2014 reflect the following:

($ in millions)	2015	2014	2013
Renewal pure price increases	1.5%	3.4	6.2
Direct new business premiums	$99.6	80.9	71.4

NPE increases in 2015 and 2014 were consistent with the increases in NPW for their respective twelve-month periods ended December 31, 2015.

The significant increase in the combined ratio in 2015 compared to 2014 was driven by: (i) unfavorable prior year casualty reserve development that was higher than last year by 5.2 points; (ii) a 2.9-point increase in the current year loss costs; and (iii) a 1.5-point increase in property losses.

The improvement that we saw in the combined ratio in 2014 compared to 2013 was driven by a change in the mix of business, coupled with lower catastrophe losses. Partially offsetting these items were non-catastrophe property losses and unfavorable prior year casualty reserve development.

These amounts are quantified in the tables below:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2015	$23.6	13.7	pts	$3.2	1.9	pts	15.6	1.5
2014	17.0	12.1		2.8	2.0		14.1	0.8
2013	12.0	9.6		4.6	3.7		13.3	N/A

($ in millions)
	Unfavorable Prior Year Casualty Reserve Development			Unfavorable Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2015	$16.0	9.3	pts	5.2
2014	5.8	4.1		2.2
2013	2.5	1.9		N/A

As part of the consolidation of this segment into our overall operations, we integrated the E&S claims operation with our corporate claims operation during 2015. As part of that effort, we completed a review of all complex claims. As a result, we recorded adverse prior year casualty reserve development of $10 million in the fourth quarter of 2015, bringing the full year adverse prior year development to $16 million. We also recorded a $5 million adjustment to the 2015 current accident year.

Our E&S business is comprised of risks that are similar in nature to our Standard Commercial Lines, with smaller-sized insureds and lower policy limits. Approximately 90% of the business that we write in this segment have policy limits of less than $1 million. We will continue to deploy our corporate claims practices into the E&S operation in 2016, including the use of more robust monitoring tools. We believe these actions will allow us to better assess the associated liability for these claims and will ultimately result in improved outcomes. For more information, refer to the E&S Lines discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" in this MD&A.

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

The following illustrates the pooling percentages by company as of December 31, 2015:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we are able to increase underwriting capacity and accept larger risks and a larger number of risks without directly increasing capital or surplus. Our reinsurance consists of traditional reinsurance and we do not purchase finite reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Accordingly, we have counterparty credit risk from our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher; or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer's financial condition or rating deteriorates. We monitor the financial condition of our reinsurers and we review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our counterparty credit risk with our reinsurers, see Note 8. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We have reinsurance contracts that separately cover our property and casualty insurance business. Available reinsurance can be segregated into the following key categories:

•
Property Reinsurance - includes our property excess of loss treaties purchased for protection against large individual property losses and our property catastrophe treaties purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is used for property risks that are in excess of our treaty capacity.

•
Casualty Reinsurance - purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or customers. Facultative reinsurance is also used for casualty risks that are in excess of our treaty capacity.

•
Terrorism Reinsurance - in addition to protection built into our property and casualty reinsurance treaties, terrorism protection is available as a federal backstop related to terrorism losses as provided under the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). For further information regarding this legislation, see Item 1A. “Risk Factors.” of this Form 10-K.

•	Flood Reinsurance - as a servicing carrier in the WYO Program, we receive a fee for writing flood business, for which the related premiums and losses are 100% ceded to the federal government.

In addition to the above categories, we have entered into several reinsurance agreements with Montpelier Re Insurance Ltd. as part of the acquisition of MUSIC. Together, these agreements provide protection for losses on policies written prior to the December 2011 acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are collateralized.

Property Reinsurance
The property catastrophe treaty, which covers both our standard market and E&S business, was renewed effective January 1, 2016. The current treaty structure remains the same, providing total coverage of $685 million in excess of $40 million. The annual aggregate limit net of our co-participation is approximately $1.0 billion for 2016. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside of our standard lines footprint, in support of our growing E&S property book. We expect the overall catastrophe ceded premium for 2016 to be slightly lower than 2015. As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current reinsurance program includes $201 million in collateralized limit, primarily in the top layer of the catastrophe program.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

	Actual Gross Loss	Accident
Hurricane Name	($ in millions)	Year
Superstorm Sandy	127.4 [1]	2012
Hurricane Irene	44.8	2011
Hurricane Hugo	26.4	1989
Hurricane Isabel	25.1	2003
Hurricane Floyd	14.5	1999
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2015.

We use the results of the Risk Management Solutions and AIR Worldwide models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect higher expectations of hurricane activity in the North Atlantic Basin. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2015:

Occurrence Exceedence Probability	Four-Model Blend
($ in thousands)	Gross Losses	Net Losses[1]	Net Losses as a Percent of Equity[2]
4.0% (1 in 25 year event)	$120,919	29,268	2%
2.0% (1 in 50 year event)	217,188	32,499	2
1.0% (1 in 100 year event)	375,355	36,964	3
0.67% (1 in 150 year event)	498,915	42,137	3
0.5% (1 in 200 year event)	612,028	46,849	3
0.4% (1 in 250 year event)	691,732	53,322	4
1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2015.

Our current catastrophe reinsurance program exhausts at a 1 in 274 year return period, or events with 0.36% probability, based on a multi-model view of hurricane risk.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2015 with an additional layer placed on January 1, 2016. The major terms of this treaty are consistent with the prior year. The details of the current year treaty are included in the table below.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance segments)	$685 million above $40 million retention in four layers:
All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Non-NBCR losses are covered to the same extent as non-terrorism losses. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.

- 80% of losses in excess of $40 million up to $100 million;
- 95% of losses in excess of $100 million up to $225 million;
- 95% of losses in excess of $225 million up to $475 million; and
- 90% of losses in excess of $475 million up to $725 million.

    - The treaty provides one reinstatement per layer
for the first three layers and no reinstatements
on the fourth layer. The annual aggregate limit
is $1.03 billion, net of the Insurance
Subsidiaries' co-participation.

Property Excess of Loss (covers all insurance segments)	$58 million above $2 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not.  The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer and for the third layer approximately $30 million in annual aggregate limits. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

- $8 million in excess of $2 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides approximately $70 million in aggregate limits.

Flood	100% reinsurance by the federal government’s WYO Program.	None

Casualty Reinsurance
The casualty excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2015 and is effective through June 30, 2016, with substantially the same terms as the expiring treaty. The details of the current year treaty are included in the table below.

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance segments)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:
	- $3 million in excess of $2 million layer with $72 million annual aggregate limit;	- $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- $7 million in excess of $5 million layer with $35 million annual aggregate limit;	- $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- $9 million in excess of $12 million layer with $27 million annual aggregate limit;	- $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- $9 million in excess of $21 million layer with $18 million annual aggregate limit;	- $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- $20 million in excess of $30 million layer with $40 million annual aggregate limit;	- $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit;
	- $40 million in excess of $50 million layer with $80 million annual aggregate limit;	- $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit;

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

We have other reinsurance treaties that we do not consider core to our reinsurance program, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, a property catastrophe excess of loss treaty covering losses outside of our standard lines footprint states, and our Equipment Breakdown Coverage Reinsurance Treaty.

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

Investments
The primary objective of the investment portfolio is to maximize after-tax investment income while balancing risk and generating long-term growth in shareholder value. Our investment philosophy is predicated on investing with a long-term horizon, with significant emphasis on risk control, capital preservation, taxes, liquidity, and diversification.  Our investments include high-quality fixed income securities, common stocks, and preferred securities designed to generate stable interest and dividend income and long-term capital appreciation, and alternative investments that seek to diversify the sources of risk and return of the overall portfolio.

Total Invested Assets

($ in thousands)	2015	2014	Change
Total invested assets	$5,089,269	4,806,834	6%
Invested assets per dollar of stockholders' equity	3.64	3.77	(3)
Unrealized gain – before tax	69,224	123,682	(44)
Unrealized gain – after tax	44,996	80,394	(44)

The increase in our investment portfolio at December 31, 2015 compared with year-end 2014 was primarily driven by operating cash flow of $381.6 million, which resulted in investable cash flow of $352.3 million, partially offset by a decrease in unrealized gains of $54.5 million. Of this $54.5 million, $19.2 million was in our equity portfolio, which was impacted by the volatility in the stock market during the year. In addition, unrealized gains in our fixed income securities portfolio decreased by $35.3 million due to widening credit spreads as well as the impact of slightly higher interest rates.

Although interest rates on the 10-year U.S. Treasury Note rose by 10 basis points in 2015, the low interest rate environment continues to present a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our three insurance segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2015	2014
Fixed income securities:
U.S. government obligations	2%	2
Foreign government obligations	—	1
State and municipal obligations	30	32
Corporate securities	38	38
Mortgage-backed securities (“MBS”)	16	14
Asset-backed securities ("ABS")	5	4
Total fixed income securities	91	91
Equity securities:
Common stock	4	4
Preferred stock[1]	—	—
Total equity securities	4	4
Short-term investments	4	3
Other investments	1	2
Total	100%	100

1 Preferred stock represented less than 1% of our portfolio at December 31, 2015. We did not hold any of these securities at December 31, 2014.

Fixed Income Securities
The average duration of the fixed income securities portfolio as of December 31, 2015 was 3.7 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.3 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio maintained a weighted average credit rating of AA- as of December 31, 2015. The following table presents the credit ratings of our fixed income securities portfolio:

Fixed Income Security Rating
	December 31, 2015	December 31, 2014
Aaa/AAA	18%	17
Aa/AA	42	44
A/A	24	25
Baa/BBB	15	13
Ba/BB or below	1	1
Total	100%	100

For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Equity Securities
Our equities portfolio was 4% of invested assets at both December 31, 2015 and December 31, 2014. During 2015, this portfolio recorded purchases of $195.7 million and sales of securities that had an original cost of $184.2 million, primarily as a result of a change in our dividend equity strategy earlier this year from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company's dividend based on expected future cash flows.

Unrealized/Unrecognized Losses
Fixed income securities that were in an unrealized loss position at December 31, 2015 by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
($ in thousands)
Available-for-sale ("AFS") fixed income securities:	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$115,766	115,349	417
Due after one year through five years	954,166	943,587	10,579
Due after five years through ten years	509,133	497,336	11,797
Due after ten years	1,834	1,812	22
Total	$1,580,899	1,558,084	22,815

Contractual Maturities
($ in thousands)
Held-to-maturity ("HTM") fixed income securities:	Amortized Cost	Fair Value	Unrecognized/Unrealized Loss
Due after one year through five years	$811	805	6
Total	$811	805	6

We have reviewed the securities in the tables above in accordance with our OTTI policy as discussed previously in “Critical Accounting Policies and Estimates” of this MD&A. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Other Investments
As of December 31, 2015, other investments of $77.8 million represented 1% of our total invested assets. In addition to the capital that we already invested to date, we are contractually obligated to invest up to an additional $74.4 million in our other investments portfolio through commitments that currently expire at various dates through 2028. For descriptions of our seven alternative investment strategies, as well as redemption, restrictions, and fund liquidations, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2015	2014	2013
Fixed income securities	$123,230	126,489	121,582
Equity securities, dividend income	9,161	7,449	6,140
Short-term investments	112	66	117
Other investments	(1,890)	13,580	15,208
Investment expenses	(9,297)	(8,876)	(8,404)
Net investment income earned – before tax	121,316	138,708	134,643
Net investment income tax expense	27,480	34,501	33,233
Net investment income earned – after tax	$93,836	104,207	101,410
Effective tax rate	22.7%	24.9	24.7
Annual after-tax yield on fixed income securities	2.1	2.2	2.3
Annual after-tax yield on investment portfolio	1.9	2.2	2.3

The $17.4 million decrease in investment income before tax in 2015, compared to 2014, was primarily attributable to a decrease in other investment income of $15.5 million due to lower returns on the alternative investments within that portfolio. In particular, our energy-related limited partnerships have been negatively impacted by declining oil prices. Additionally, lower reinvestment yields on our fixed income securities portfolio continue to put pressure on investment income. In 2015, bonds that matured or were sold, valued at $735.6 million, had yields that averaged 3.3% pre-tax, while new purchases of $1.0 billion had an average pre-tax yield of 2.4%.

The $4.1 million increase in investment income before tax in 2014 compared to 2013 was primarily attributable to an increase in income of $4.9 million from fixed income securities driven by an increase in the size of the portfolio, which offset the lower yield earned in 2014 compared to 2013. In 2014, bonds that matured or were sold, valued at $607.2 million, had yields that averaged 2.3%, after tax, while new purchases of $860.4 million had an average after-tax yield of 2.0%.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Total net realized gains amounted to $13.2 million in 2015, compared to $26.6 million in 2014 and $20.7 million in 2013. These amounts included OTTI charges of $18.4 million in 2015, $11.1 million in 2014, and $5.6 million in 2013.

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

Federal Income Taxes
The following table provides information regarding federal income taxes from continuing operations:

($ in millions)	2015	2014	2013
Federal income tax expense from continuing operations	$66.8	55.3	36.4
Effective tax rate	29%	28	25

The fluctuations in federal income taxes and the effective tax rates in 2015 compared to 2014 and 2013 were primarily due to the contribution of underwriting income to total company income, as the majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions. Underwriting results for 2015, 2014, and 2013 were $149.0 million, $78.1 million, and $38.8 million, respectively. We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws.

For a reconciliation of our effective tax rate to the statutory rate of 35%, see Note 13. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $196 million at December 31, 2015 was comprised of $30 million at Selective Insurance Group, Inc. (the “Parent”) and $166 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income investments to generate additional yield. This portfolio amounted to $62 million at December 31, 2015 compared to $50 million at December 31, 2014.
Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.
The following table provides quantitative data regarding all Insurance Subsidiaries' ordinary dividends paid to the Parent in 2015 for debt service, shareholder dividends, and general operating purposes. There were no extraordinary dividends paid in 2015:

2015 Dividends
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$26.0
SWIC	New Jersey	16.0
SICSC	Indiana	3.3
SICSE	Indiana	2.0
SICNY	New York	2.5
SICNE	New Jersey	1.5
SAICNJ	New Jersey	2.5
SCIC	New Jersey	2.5
SFCIC	New Jersey	1.5
Total		$57.8

Based on the 2015 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2016 are as follows:

Dividends		2016
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$61.2
SWIC	New Jersey	37.0
SICSC	Indiana	15.9
SICSE	Indiana	12.1
SICNY	New York	9.3
SICNE	New Jersey	5.5
SAICNJ	New Jersey	10.6
MUSIC	New Jersey	9.4
SCIC	New Jersey	12.1
SFCIC	New Jersey	5.2
Total		$178.3
Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective domiciliary states of the insurance subsidiaries and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 10. “Indebtedness” and Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
The Parent had no private or public issuances of stock during 2015, and there were no borrowings under its $30 million line of credit ("Line of Credit"). We have two Insurance Subsidiaries domiciled in Indiana ("Indiana Subsidiaries") that are members of the Federal Home Loan Bank of Indianapolis ("FHLBI"). Membership in the FHLBI by SICSC and SICSE provides these subsidiaries with access to additional liquidity. The Indiana Subsidiaries' aggregate investment of $2.8 million provides them with the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased, at comparatively low borrowing rates. All borrowings from the FHLBI are required to be secured by certain investments. For additional information regarding the required collateral, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
In December 2015, SICA and SICNY joined the Federal Home Loan Bank of New York (“FHLBNY”). The membership provides these subsidiaries additional access to liquidity at comparatively low borrowing rates. While membership stock of $0.5 million in the aggregate was purchased upon FHLBNY's approval of our membership, no borrowings occurred in 2015. Future borrowings are limited to approximately 20 times the value of any additional FHLBNY stock purchased. As with FHLBI, borrowings from the FHLBNY are required to be secured by certain investments.

Restrictions related to borrowings include the following:

•
The Parent’s Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, FHLBNY limits borrowings by SICA and SICNY to 5% of admitted assets for the previous year. The following table provides information on the remaining capacity for Federal Home Loan Bank borrowings under these restrictions, as well as the amount of additional stock that would need to be purchased to allow us to borrow our remaining capacity:

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of December 31, 2015
SICSC	$594.3	$59.4	32.0	27.4	1.2
SICSE	461.8	46.2	28.0	18.2	0.8
SICA	2,140.7	107.0	—	107.0	4.8
SICNY	403.4	20.2	—	20.2	0.9
Total		$232.8	60.0	172.8	7.7

For additional information regarding the Parent’s Line of Credit, refer to the section below entitled “Short-term Borrowings.”

•
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The following table provides information on the Parent’s remaining borrowing capacity with the Indiana Subsidiaries:

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2015
SICSC	$594.3	$59.4	32.3	27.1
SICSE	461.8	46.2	18.7	27.5
Total		$105.6	51.0	54.6

The Insurance Subsidiaries also generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that are laddered to continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio including short-term investments was 3.7 years as of December 31, 2015, while the liabilities of the Insurance Subsidiaries have a duration of 4.3 years. In addition, the Insurance Subsidiaries purchase reinsurance coverage for protection against any significantly large claims or catastrophes that may occur during the year.

The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2015, the Board of Directors approved an increase in the quarterly cash dividend, to $0.15 from $0.14 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next principal repayments of $15 million and $45 million are due in 2016, with the next following principal payment due in 2034. Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit replaced our previous Line of Credit, which had the same banking partners and similar terms and conditions.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There have been no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2015 or at any time during 2015.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, as well as covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make certain investments and acquisitions; and (v) engage in transactions with affiliates. As mentioned above, the Line of Credit permits collateralized borrowings from the FHLBI and FHLBNY by our Insurance Subsidiaries that are members of those banks so long as the aggregate amount borrowed does not exceed 10% of the respective member's admitted assets from the preceding calendar year.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of December 31, 2015	Actual as of December 31, 2015
Consolidated net worth	$960 million	$1.4 billion
Statutory surplus	Not less than $750 million	$1.4 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	22.1%
A.M. Best financial strength rating	Minimum of A-	A
 1Calculated in accordance with Line of Credit agreement.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2015, we had statutory surplus of $1.4 billion, GAAP stockholders’ equity of $1.4 billion, and total debt of $388.2 million, which equates to a debt-to-capital ratio of 21.7%. We balance our debt and equity capital to prudently minimize our overall cost of capital.

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

Book value per share increased to $24.37 as of December 31, 2015, from $22.54 as of December 31, 2014, due to $2.85 in net income, partially offset by $0.62 in unrealized losses on our investment portfolio, and $0.57 paid in dividends to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2015 and December 31, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
As discussed in the “Reserves for Losses and Loss Expenses” section in the "Critical Accounting Policies and Estimates" section of this MD&A, we maintain case reserves and estimates of reserves for losses and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Included within the estimate of ultimate losses and loss expenses are case reserves, which are analyzed on a case-by-case basis by the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses. The difference between the projected ultimate loss and loss expense incurred and the sum of: (i) case loss and loss expense reserves; and (ii) paid loss and loss expense reserves is the IBNR reserve. A range of possible reserves is determined annually and considered in addition to the most recent loss trends and other factors in establishing reserves for each reporting period. Based on the consideration of the range of possible reserves, recent loss trends and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. As a result, there is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors.

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

Our future cash payments associated with contractual obligations pursuant to operating leases for office space and equipment, capital leases for computer hardware and software, notes payable, interest on debt obligations, and loss and loss expenses as of December 31, 2015 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than	1-3	3-5	More than
($ in millions)	Total	1 year	years	years	5 years
Operating leases	$30.1	6.7	10.4	7.2	5.8
Capital leases	7.9	3.9	4.0	—	—
Notes payable	395.0	60.0	—	—	335.0
Interest on debt obligations	500.0	21.8	42.4	42.4	393.4
Subtotal	933.0	92.4	56.8	49.6	734.2

Gross loss and loss expense payments	3,517.7	866.9	1,055.7	554.2	1,040.9
Ceded loss and loss expense payments	551.0	129.8	130.8	80.6	209.8
Net loss and loss expense payments	2,966.7	737.1	924.9	473.6	831.1

Total	$3,899.7	829.5	981.7	523.2	1,565.3

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2015, we had contractual obligations that expire at various dates through 2028 that may require us to invest up to an additional $74.4 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

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

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") – Our “A+” rating was reaffirmed in the fourth quarter of 2015 with a stable outlook by Fitch. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, stable leverage metrics, and improved interest coverage metrics.

•
S&P's Ratings Services ("S&P") – During the fourth quarter of 2015, S&P issued a report citing our financial strength rating as “A-” with a positive outlook. The rating reflects S&P's view of our strong business risk profile, strong competitive position, and very strong capital and earnings. The positive outlook for the rating reflects S&P's view of our ongoing efforts to improve geographic and product diversification and reduce risk concentrations in catastrophe prone areas. In addition, the positive outlook reflects S&P's expectation that we will steadily improve our operating performance and that our capital adequacy will remain redundant at a very strong level.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 91% fixed income securities, 4% equity securities, 4% short-term investments, and 1% other investments as of December 31, 2015. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk on certain equity securities. For a discussion of our investment objective and philosophy, see the "Investments" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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

During 2015, interest rates on the 10-year U.S. Treasury Note rose by 10 basis points. This increase in interest rates contributed to the decrease in the unrealized gain position on our fixed income securities portfolio. The reduction in the unrealized gain does not correspond to any issuer specific credit concerns; however, it does reflect an expected reduction in market value due to higher market interest rates. If interest rates continue to rise further, it is reasonable to expect continued downward pressure on the fair market values within our fixed income securities portfolio.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The fixed income securities portfolio duration at December 31, 2015 remained stable at 3.7 years, including short-term investments, compared to a year ago. The current duration is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level.  The Insurance Subsidiaries’ liability duration is approximately 4.3 years.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2015:

		2015 Interest Rate Shift in Basis Points
($ in thousands)		[1]-200	-100	0	100	200
HTM fixed income securities
Fair value of HTM fixed income securities portfolio	$	n/m	211,985	209,544	206,672	203,836
Fair value change		n/m	2,441		(2,872)	(5,708)
Fair value change from base (%)		n/m	1.16%		(1.37)%	(2.72)%
AFS fixed income securities
Fair value of AFS fixed income securities portfolio	$	n/m	4,574,590	4,408,203	4,244,495	4,090,755
Fair value change		n/m	166,387		(163,708)	(317,448)
Fair value change from base (%)		n/m	3.77%		(3.71)%	(7.20)%
1 Given the low interest rate environment, an interest rate decline of 200 basis points is deemed unreasonable for certain securities in our portfolio, as the decline would generate a zero or negative yield, therefore this interest rate decline for purposes of the sensitivity analysis is not meaningful ("n/m").

Pension and Post-Retirement Benefit Plan Obligation
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods within the framework of U.S. GAAP. The discount rate assumption is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our discount rate selection, refer to Note 14. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Credit Risk
Our most significant credit risk is within our fixed income security portfolio, which had an overall credit quality of “AA-” as of December 31, 2015 and December 31, 2014. Exposure to non-investment grade bonds represented approximately 1% of the total fixed income securities portfolio at both dates.

The following table summarizes the fair value, carry value, net unrealized/unrecognized gain (loss) balances, and the weighted average credit qualities of our fixed income securities at December 31, 2015 and December 31, 2014:

December 31, 2015 ($ in thousands)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$104.1	104.1	4.6	AA+
Foreign government obligations	15.2	15.2	0.3	AA-
State and municipal obligations	1,541.0	1,535.3	51.0	AA
Corporate securities	1,922.2	1,920.2	9.7	A-
ABS	245.2	245.1	(0.4)	AAA
CMBS	248.2	247.9	(1.6)	AAA
RMBS	541.8	541.8	0.6	AA+
Total fixed income portfolio	$4,617.7	4,609.6	64.2	AA-

December 31, 2014 ($ in thousands)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$124.1	124.1	7.4	AA+
Foreign government obligations	33.2	33.1	0.9	AA-
State and municipal obligations	1,545.4	1,533.7	51.3	AA
Corporate securities	1,821.2	1,818.4	38.9	A-
ABS	180.1	179.6	0.4	AAA
CMBS	184.8	184.0	2.0	AA+
RMBS	511.3	511.3	6.2	AA+
Total fixed income portfolio	$4,400.1	4,384.2	107.1	AA-

State and Municipal Obligations
The following table details the top 10 state exposures of the municipal bond portion of our fixed income portfolio at December 31, 2015:

State Exposures of Municipal Bonds	General Obligation		Special	Fair		Weighted Average
($ in thousands)	Local	State	Revenue	Value	% of Total	Credit Quality
New York	$15,796	—	115,591	131,387	9%	AA+
Washington	35,434	13,319	50,081	98,834	6%	AA+
Texas[1]	41,495	5,860	45,181	92,536	6%	AA+
California	14,749	12,946	63,436	91,131	6%	AA
Florida	—	15,212	62,635	77,847	5%	AA
Virginia	31,509	10,188	20,201	61,898	4%	AA+
Arizona	11,723	1,002	42,901	55,626	4%	AA+
Ohio	8,344	16,249	23,621	48,214	3%	AA+
Massachusetts	—	9,123	39,003	48,126	3%	AA+
Colorado	25,402	4,756	15,463	45,621	3%	AA-
Other	151,900	143,852	336,917	632,669	41%	AA
	336,352	232,507	815,030	1,383,889	90%	AA
Pre-refunded/escrowed to maturity bonds	40,151	10,865	106,117	157,133	10%	AA
Total	$376,503	243,372	921,147	1,541,022	100%	AA

% of Total Municipal Portfolio	24%	16%	60%	100%
1 Of the $41 million in local Texas general obligation bonds, $16 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantees program that supports these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 95% of the dedicated revenue stream is comprised of the following: (i) essential services (63%), which is comprised of transportation, water and sewer, and electric; (ii) education (20%), which includes school districts and higher education, including state-wide university systems; and (iii) special tax (12%), which are backed by a dedicated lien on a tax or other revenue repayment source. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

A portion of our municipal bonds also contain insurance enhancements. The following table provides information regarding these insurance-enhanced securities as of December 31, 2015:

Insurers of Municipal Bond Securities
($ in thousands)	Fair Value	Ratings with Insurance	Ratings without Insurance
National Public Finance Guarantee Corporation, a subsidiary of MBIA, Inc.	$107,094	AA-	AA-
Assured Guaranty	70,630	AA	AA-
Ambac Financial Group, Inc.	22,155	AA-	AA-
Other	6,384	AA+	AA-
Total	$206,263	AA-	AA-

Corporate Securities
For investment-grade corporate bonds, we address the risk of an individual issuers' default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds represent less than 1% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2015 and December 31, 2014:

December 31, 2015 ($ in thousands)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
Investment grade	$1,901.6	1,899.6	9.8	A-
Non-Investment grade	20.6	20.6	(0.2)	BB
Total corporate securities	$1,922.2	1,920.2	9.6	A-

December 31, 2014 ($ in thousands)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
Investment grade	$1,793.8	1,791.0	39.6	A-
Non-Investment grade	27.5	27.5	(0.7)	BB
Total corporate securities	$1,821.3	1,818.5	38.9	A-

Structured Securities
To manage and mitigate exposure on our MBS portfolio (CMBS and RMBS), we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell structured securities.

Equity Price Risk
Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2015:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$144,936	165,641	186,346	207,051	227,756	248,461	269,166
Fair value change	(62,115)	(41,410)	(20,705)		20,705	41,410	62,115

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, energy/power generation, mezzanine debt, distressed debt, and real estate. As of December 31, 2015, other investments represented 1% of our total invested assets and 6% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt
As of December 31, 2015, we had outstanding long-term debt of $388.2 million that matures as shown in the following table:

		2015
	Year of	Carrying	Fair
($ in thousands)	Maturity	Amount	Value
Financial liabilities
Notes payable
0.63% borrowings from FHLBI	2016	$15,000	14,977
1.25% borrowings from FHLBI	2016	45,000	45,083
7.25% Senior Notes	2034	49,898	56,929
6.70% Senior Notes	2035	99,415	110,363
5.875% Senior Notes	2043	185,000	192,474
Subtotal		394,313	419,826
Unamortized debt issuance costs		(6,121)
Total notes payable		$388,192

The weighted average effective interest rate for our outstanding long-term debt is 5.5%. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

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

(b) Short-Term Debt
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. Our previous Line of Credit, which was in place from September 26, 2013 until December 1, 2015 had the same banking partners and similar terms and conditions as our current facility.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2015 or at any time during 2015.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Selective Insurance Group, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016, expressed an unqualified opinion of the Company’s internal controls over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2016

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2015	2014
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $209,544 – 2015; $333,961 – 2014)	$201,354	318,137
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,352,514 – 2015; $3,975,786 – 2014)	4,408,203	4,066,122
Equity securities, available-for-sale – at fair value (cost: $193,816 – 2015; $159,011 – 2014)	207,051	191,400
Short-term investments (at cost which approximates fair value)	194,819	131,972
Other investments	77,842	99,203
Total investments (Note 5)	5,089,269	4,806,834
Cash	898	23,959
Interest and dividends due or accrued	38,501	38,901
Premiums receivable, net of allowance for uncollectible accounts of: $4,422 – 2015; $4,137 – 2014	615,164	558,778
Reinsurance recoverable, net (Note 8)	561,968	581,548
Prepaid reinsurance premiums (Note 8)	140,889	146,993
Deferred federal income tax (Note 13)	92,696	98,449
Property and equipment – at cost, net of accumulated depreciation and amortization of: $188,548 – 2015; $172,183 – 2014	65,701	59,416
Deferred policy acquisition costs (Note 2)	213,159	185,608
Goodwill (Note 11)	7,849	7,849
Other assets	78,339	66,607
Total assets	$6,904,433	6,574,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$3,517,728	3,477,870
Unearned premiums	1,169,710	1,095,819
Notes payable (Note 10)	388,192	372,689
Current federal income tax (Note 13)	7,442	3,921
Accrued salaries and benefits	167,336	158,382
Other liabilities	255,984	190,675
Total liabilities	$5,506,392	5,299,356

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 100,861,372 – 2015; 99,947,933 – 2014	201,723	199,896
Additional paid-in capital	326,656	305,385
Retained earnings	1,446,192	1,313,440
Accumulated other comprehensive (loss) income (Note 6)	(9,425)	19,788
Treasury stock – at cost (shares: 43,500,642 – 2015; 43,353,181 – 2014)	(567,105)	(562,923)
Total stockholders’ equity	1,398,041	1,275,586
Commitments and contingencies (Notes 17 and 18)
Total liabilities and stockholders’ equity	$6,904,433	6,574,942

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2015	2014	2013
Revenues:
Net premiums earned	$1,989,909	1,852,609	1,736,072
Net investment income earned	121,316	138,708	134,643
Net realized gains:
Net realized investment gains	31,537	37,703	26,375
Other-than-temporary impairments	(18,366)	(11,104)	(5,566)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	—	(77)
Total net realized gains	13,171	26,599	20,732
Other income	7,456	16,945	12,294
Total revenues	2,131,852	2,034,861	1,903,741

Expenses:
Losses and loss expenses incurred	1,148,541	1,157,501	1,121,738
Policy acquisition costs	689,820	624,470	579,977
Interest expense	22,428	23,063	26,361
Other expenses	38,371	32,696	31,863
Total expenses	1,899,160	1,837,730	1,759,939

Income from continuing operations, before federal income tax	232,692	197,131	143,802

Federal income tax expense:
Current	45,347	28,415	24,147
Deferred	21,484	26,889	12,240
Total federal income tax expense	66,831	55,304	36,387

Net income from continuing operations	165,861	141,827	107,415

Loss on disposal of discontinued operations, net of tax of $(538) – 2013	—	—	(997)

Net income	$165,861	141,827	106,418

Earnings per share:
Basic net income from continuing operations	$2.90	2.52	1.93
Basic net loss from discontinued operations	—	—	(0.02)
Basic net income	$2.90	2.52	1.91

Diluted net income from continuing operations	$2.85	2.47	1.89
Diluted net loss from discontinued operations	—	—	(0.02)
Diluted net income	$2.85	2.47	1.87

Dividends to stockholders	$0.57	0.53	0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2015	2014	2013
Net income	$165,861	141,827	106,418

Other comprehensive loss, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during year	(26,143)	47,411	(54,557)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	50
Amount reclassified into net income:
Held-to-maturity securities	(377)	(844)	(1,025)
Non-credit other-than-temporary impairment	232	1,085	9
Realized gains on available for sale securities	(9,110)	(18,762)	(15,301)
Total unrealized (losses) gains on investment securities	(35,398)	28,890	(70,824)

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	1,585	(35,189)	38,775
Amounts reclassified into net income:
Net actuarial loss	4,600	1,236	2,843
Prior service cost	—	—	6
Curtailment expense	—	—	11
Total defined benefit pension and post-retirement plans	6,185	(33,953)	41,635
Other comprehensive loss	(29,213)	(5,063)	(29,189)
Comprehensive income	$136,648	136,764	77,229

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2015	2014	2013
Common stock:
Beginning of year	$199,896	198,240	196,388
Dividend reinvestment plan (shares: 50,013 – 2015; 58,309 – 2014; 63,349 – 2013)	100	117	127
Stock purchase and compensation plans (shares: 863,426 – 2015; 769,389 – 2014; 862,662 – 2013)	1,727	1,539	1,725
End of year	201,723	199,896	198,240

Additional paid-in capital:
Beginning of year	305,385	288,182	270,654
Dividend reinvestment plan	1,374	1,306	1,396
Stock purchase and compensation plans	19,897	15,897	16,132
End of year	326,656	305,385	288,182

Retained earnings:
Beginning of year	1,313,440	1,202,015	1,125,154
Net income	165,861	141,827	106,418
Dividends to stockholders ($0.57 per share – 2015; $0.53 per share – 2014; $0.52 per share – 2013)	(33,109)	(30,402)	(29,557)
End of year	1,446,192	1,313,440	1,202,015

Accumulated other comprehensive (loss) income:
Beginning of year	19,788	24,851	54,040
Other comprehensive loss	(29,213)	(5,063)	(29,189)
End of year	(9,425)	19,788	24,851

Treasury stock:
Beginning of year	(562,923)	(559,360)	(555,644)
Acquisition of treasury stock (shares: 147,461 – 2015; 154,559 – 2014; 167,846 – 2013)	(4,182)	(3,563)	(3,716)
End of year	(567,105)	(562,923)	(559,360)
Total stockholders’ equity	$1,398,041	1,275,586	1,153,928

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flow
December 31,
($ in thousands)	2015	2014	2013
Operating Activities
Net income	$165,861	141,827	106,418

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,688	45,346	43,461
Sale of renewal rights	—	(8,000)	—
Loss on disposal of discontinued operations	—	—	997
Stock-based compensation expense	8,973	8,702	8,630
Undistributed losses (gains) of equity method investments	1,889	(153)	202
Net realized gains	(13,171)	(26,599)	(20,732)
Net gain on disposal of property and equipment	—	(104)	—
Retirement income plan curtailment expense	—	—	16

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	59,438	97,449	151,037
Increase in unearned premiums, net of prepaid reinsurance	79,995	32,671	74,086
Decrease in net federal income taxes	25,004	31,323	14,834
Increase in premiums receivable	(56,386)	(33,908)	(40,482)
Increase in deferred policy acquisition costs	(27,551)	(12,627)	(17,458)
Decrease (increase) in interest and dividends due or accrued	407	(1,536)	(1,372)
Increase (decrease) in accrued salaries and benefits	11,392	(7,182)	18,685
Increase (decrease) in accrued insurance expenses	23,342	(956)	14,444
Increase (decrease) in other assets and other liabilities	42,699	(33,490)	(16,642)
Net adjustments	215,719	90,936	229,706
Net cash provided by operating activities	381,580	232,763	336,124

Investing Activities
Purchase of fixed income securities, held-to-maturity	(3,316)	—	—
Purchase of fixed income securities, available-for-sale	(1,041,916)	(843,616)	(1,069,387)
Purchase of equity securities, available-for-sale	(195,720)	(186,019)	(118,072)
Purchase of other investments	(12,170)	(10,617)	(9,332)
Purchase of short-term investments	(1,602,327)	(1,410,123)	(2,056,576)
Sale of subsidiary	—	—	1,225
Sale of fixed income securities, available-for-sale	61,571	51,002	20,126
Sale of short-term investments	1,539,480	1,452,402	2,096,805
Redemption and maturities of fixed income securities, held-to-maturity	106,621	73,415	116,584
Redemption and maturities of fixed income securities, available-for-sale	567,445	482,816	513,804
Sale of equity securities, available-for-sale	172,561	208,008	115,782
Distributions from other investments	32,457	20,774	12,039
Purchase of property and equipment	(16,229)	(15,510)	(14,023)
Sale of renewal rights	—	8,000	—
Net cash used in investing activities	(391,543)	(169,468)	(391,025)

Financing Activities
Dividends to stockholders	(31,052)	(28,428)	(27,416)
Acquisition of treasury stock	(4,182)	(3,563)	(3,716)
Net proceeds from stock purchase and compensation plans	10,089	7,283	7,119
Proceeds from issuance of notes payable, net of debt issuance costs	—	—	178,435
Proceeds from borrowings	15,000	—	—
Repayment of borrowings	—	(13,000)	—
Repayment of notes payable	—	—	(100,000)
Excess tax benefits from share-based payment arrangements	1,736	1,020	1,545
Repayment of capital lease obligations	(4,689)	(2,841)	(1,083)
Net cash (used in) provided by financing activities	(13,098)	(39,529)	54,884
Net (decrease) increase in cash	(23,061)	23,766	(17)
Cash, beginning of year	23,959	193	210
Cash, end of year	$898	23,959	193

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

•
Investments - invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Note 2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) U.S. generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation.

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

(d) Investments
Fixed income securities may include bonds, redeemable preferred stocks, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”). MBS and ABS are jointly referred to as structured securities. Fixed income securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed income securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of structured securities are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The amortized cost of fixed income securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. After-tax unrealized gains and losses on: (i) fixed income securities classified as AFS; and (ii) fixed income securities that were transferred into an HTM designation from an AFS designation, are included in accumulated other comprehensive income (loss) ("AOCI").

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

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned" on our Consolidated Statement of Income. Other securities are primarily comprised of tax credit investments. Low income housing tax credits are accounted for under the proportional amortization method and all other tax credits are accounted for using the equity method. Under the proportional amortization method, our share of the investment’s performance is recorded in our Consolidated Statement of Income as a component of “Federal income tax expense.” Under the equity method, our share of distributed and undistributed net income is included in "Net investment income earned" on our Consolidated Statement of Income.

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

For structured securities, including commercial mortgage-backed securities ("CMBS"), residential mortgage-backed securities ("RMBS"), ABS, and collateralized debt obligations ("CDOs"), we also consider variables such as expected default, severity, and prepayment assumptions based on security type and vintage, taking into consideration information from credit agencies, historical performance, and other relevant economic and performance factors.

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

If there is a decline in the fair market value of an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carry value of the investment and record the charge through earnings as a component of realized losses.

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

The techniques used to value our financial assets are as follows:

Level 1 Pricing
Security Type	Methodology
Equity Securities; U.S. Treasury Notes
Equity and U.S. Treasury Note prices are received from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed, in conjunction with our external investment managers, to determine the price to be used.

Short-Term Investments
Short-term investments are carried at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close.

Level 2 Pricing
We utilize a market approach for our Level 2 securities, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. In conjunction with our external investment portfolio managers, fixed income securities portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing our pricing to other third-party pricing services as well as benchmark indexed pricing; (ii) comparing positions traded directly by the external investment portfolio managers to prices received from the third-party pricing services; (iii) comparing market value fluctuations between months for reasonableness; and (iv) reviewing stale prices. If further analysis is needed, a challenge is sent to the pricing service for review and confirmation of the price.

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities; U.S. Government and Government Agencies
Evaluations include obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.

Obligations of States and Political Subdivisions
Evaluations are based on yield curves that are developed based on factors such as: (i) benchmarks to issues with interest rates near prevailing market rates; (ii) established trading spreads over widely-accepted market benchmarks; (iii) yields on new issues; and (iv) market information from third-party sources such as reportable trades, broker-dealers, or issuers.

Structured Securities (including ABS, CMBS, RMBS)
Evaluations are based on a discounted cash flow model, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Foreign Government	Evaluations are performed using a discounted cash flow model and incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing
Less than 1% of our portfolio cannot be priced using our primary or secondary pricing service. At times, we may use non-binding broker quotes to value some of these securities. These prices are from various broker/dealers that use bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. In conjunction with our external investment portfolio managers, these fair value measurements are reviewed for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further.

Further information on our current Level 3 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities	This tax credit investment is priced internally using spread-based evaluations.
Equity Securities	This non-publicly traded stock of the Federal Home Loan Bank is valued by the issuer.

Liabilities
The techniques used to value our notes payable are as follows:

Level 1 Pricing
Security Type	Methodology
5.875% Senior Notes	Based on the quoted market prices.

Level 2 Pricing
Security Type	Methodology
7.25% Senior Notes; 6.70% Senior Notes	Based on matrix pricing models prepared by external pricing services.
Borrowings from Federal Home Loan Bank	Evaluations are performed using a DCF model based on a current borrowing rate provided by the Federal Home Loan Bank that is consistent with the remaining term of the borrowing.

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

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the Financial Statements based on the fair value of both equity and liability awards. The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period. Both the fair value of equity and liability awards is recognized over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period. We repurchase the Parent’s stock from our employees in connections with, and as permitted under, our stock-based compensation plans. This activity is disclosed in our Consolidated Statements of Stockholders' Equity.

 (h) Reinsurance
Reinsurance recoverables represent estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in our Insurance Subsidiaries’ domiciliary states. This collateral is typically in the form of a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurers' credit rating from A.M. Best Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

(i) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The following estimated useful lives can be considered as general guidelines:

Asset Category	Years
Computer hardware	3
Computer software	3 to 5
Internally developed software	5 to 10
Furniture and fixtures	10
Buildings and improvements	5 to 40

We recorded depreciation expense of $16.4 million, $12.6 million, and $10.2 million for 2015, 2014 and 2013, respectively.

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

Accounting guidance requires a premium deficiency analysis to be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts. We currently perform three premium deficiency analyses for our insurance segments, consistent with our reportable segments of Standard Commercial Lines, Standard Personal Lines, and E&S Lines. A combined ratio of over 100% does not necessarily indicate a premium deficiency, as any year's combined ratio includes a portion of underwriting expenses that are expensed at policy inception and therefore are not covered by the remaining unearned premium. In addition, investment income is not contemplated in the combined ratio calculation.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the September 30 calculation date, were 2.5% for 2015 and 3.0% for both 2014 and 2013. Deferred policy acquisition costs amortized to expense were $399.4 million for 2015, $364.3 million for 2014, and $331.8 million for 2013.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves on individual claims, and reserves for claims incurred but not reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our ten insurance subsidiaries, which are collectively referred to as the "Insurance Subsidiaries," and are estimated at the amount of the expected ultimate payment.  IBNR reserves are established at more aggregated levels than case basis reserves, and in addition to reserves on claims that have been incurred but not reported, they include provisions for future emergence on known claims, and as well as reopened claims. IBNR reserves are established based on the results of the Insurance Subsidiaries’ internal reserve analysis, supplemented with other internal and external information.

The internal reserve analysis is performed quarterly, and relies upon generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. While the reserve analysis is the primary basis for determining IBNR reserves, other internal and external factors are considered. Internal factors include: (i) supplemental data regarding claim reporting and settlement trends; (ii) exposure estimates for reported claims, along with recent development on those estimates with respect to individual large claims and the aggregate of all claims; (iii) the rate at which new large or complex claims are being reported; and (iv) additional trends observed by claims personnel or reported to them by defense counsel.  External factors considered include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; and (iv) trends in general economic conditions, including the effects of inflation.

Loss reserves are estimates, and as such, we also consider a range of possible loss and loss expense reserve estimates.  This range is determined at the beginning of each year, and reflects the fact that there is no single precise method for estimating the required reserves, due to the many factors which may influence the amounts ultimately paid.  Considering the reserve range along with all of the items described above, IBNR estimates are then established and recorded.

The combination of the IBNR estimates along with the case reserve estimates on individual claims results in our total reserves for losses and loss expenses.  These reserves are expected to be sufficient for settling all loss and loss reserve liabilities on unpaid claims, reflecting changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our ultimate settlement of losses and loss expenses. However, the ultimate claim settlements may be higher or lower than reserves established. As our experience emerges and other information develops, we revise our reserve estimates accordingly. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the consolidated statements of income for the period in which such estimates are changed. The associated impacts may be material to the results of operations in future periods.

We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods.

Our loss and loss expense reserves implicitly include anticipated recoveries for salvage and subrogation claims.

(m) Revenue Recognition
The Insurance Subsidiaries' net premiums written (“NPW”) include direct insurance policy writings, plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of insurance, less reinsurance ceded. The estimated premium on the workers compensation and general liability lines is referred to as audit premium. We estimate this premium, as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). Audit premium is based on historical trends adjusted for the uncertainty of future economic conditions. Economic instability could ultimately impact our estimates and assumptions, and changes in our estimate may be material to the results of operations in future periods. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

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

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled, but based on the employee's expected date of separation or retirement. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of Directors of Selective Insurance Company of America (“SICA”) may approve from time to time.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”).  ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a newly defined "proportional amortization method" if certain conditions are met. This policy election is required to be applied consistently to all qualifying investments, rather than a decision to be applied to individual investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as components of income tax expense (benefit).  ASU 2014-01 is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption being permitted. During the third quarter of 2014, we adopted this guidance and have made a policy election to use the proportional amortization method. The adoption of this guidance did not materially impact our financial condition or results of operation.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be netted against the related debt liability in the balance sheet rather than presented as a separate asset. However, ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Therefore, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies that, in the absence of authoritative guidance on line-of-credit arrangements within ASU 2015-03, the SEC would not object to the deferral and presentation of debt issuance costs as an asset and the subsequent amortization of the deferred costs over the term of the line-of-credit arrangement. We adopted this guidance retrospectively, effective in the fourth quarter of 2015. As such, all historical data in this Form 10-K has been restated to reflect the revised guidance, as follows:

Balance Sheet Information
Year ended December 31, 2014
($ in thousands)	As Originally Reported	As Restated
Other Assets	$73,215	66,607
Total Assets	6,581,550	6,574,942

Notes Payable	379,297	372,689
Total Liabilities	5,305,964	5,299,356
Total Liabilities and Stockholders' Equity	6,581,550	6,574,942

Income Statement Information
Year ended December 31,	2014		2013
($ in thousands)	As Originally Reported	As Restated	As Originally Reported	As Restated
Interest Expense	$22,086	23,063	$22,538	26,361
Other Expense	33,673	32,696	35,686	31,863

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. As the requirements of this literature are disclosure only, ASU 2014-15 will not impact the our financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The amendments in ASU 2015-02 may be applied either retrospectively or by applying a modified retrospective approach, which would include recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. While we anticipate that our limited partnership and tax credit investments will be variable interest entities under the new guidance, we do not anticipate being the primary beneficiary of any of these investments. As such, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

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

Note 4. Statements of Cash Flow
Supplemental cash flow information for the years ended December 31, 2015, 2014, and 2013 is as follows:

($ in thousands)	2015	2014	2013
Cash paid during the period for:
Interest	$21,892	22,221	21,465
Federal income tax	39,500	22,699	20,000

Non-cash items:
Tax-free exchange of fixed income securities, AFS	36,792	20,781	37,965
Tax-free exchange of fixed income securities, HTM	15,257	4,289	15,820
Stock split related to equity securities, AFS	4,239	334	—
Assets acquired under capital lease arrangements	6,760	5,642	2,583
Non-cash purchase of property and equipment	—	338	20

Included in "Other assets" on the Consolidated Balance Sheet was $11.9 million at December 31, 2015 and $6.0 million at December 31, 2014 of cash received from the National Flood Insurance Program ("NFIP") which is restricted to pay flood claims under the Write Your Own ("WYO") Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2015, 2014, and 2013:

($ in thousands)	2015	2014	2013
AFS securities:
Fixed income securities	$55,689	90,336	39,559
Equity securities	13,235	32,389	37,421
Total AFS securities	68,924	122,725	76,980

HTM securities:
Fixed income securities	300	958	2,257
Total HTM securities	300	958	2,257

Total net unrealized gains	69,224	123,683	79,237
Deferred income tax expense	(24,228)	(43,289)	(27,733)
Net unrealized gains, net of deferred income tax	44,996	80,394	51,504

(Decrease) increase in net unrealized gains in OCI, net of deferred income tax	$(35,398)	28,890	(70,824)

(b) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities were as follows:

December 31, 2015		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$175,269	848	176,117	5,763	—	181,880
Corporate securities	20,228	(185)	20,043	1,972	—	22,015
ABS	1,030	(120)	910	118	—	1,028
CMBS	4,527	(243)	4,284	337	—	4,621
Total HTM fixed income securities	$201,054	300	201,354	8,190	—	209,544

December 31, 2014		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Foreign government	$5,292	47	5,339	55	—	5,394
Obligations of state and political subdivisions	285,301	2,071	287,372	11,760	—	299,132
Corporate securities	18,899	(273)	18,626	2,796	—	21,422
ABS	2,818	(455)	2,363	460	—	2,823
CMBS	4,869	(432)	4,437	753	—	5,190
Total HTM fixed income securities	$317,179	958	318,137	15,824	—	333,961

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM either through purchase or transfer from AFS; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.5 years as of December 31, 2015.

(c) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2015
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$99,485	4,721	(91)	104,115
Foreign government	14,885	298	(2)	15,181
Obligations of states and political subdivisions	1,314,779	44,523	(160)	1,359,142
Corporate securities	1,892,296	23,407	(15,521)	1,900,182
ABS	244,541	531	(918)	244,154
CMBS[1]	245,252	750	(2,410)	243,592
RMBS[2]	541,276	4,274	(3,713)	541,837
Total AFS fixed income securities	4,352,514	78,504	(22,815)	4,408,203
AFS equity securities:
Common stock	181,991	14,796	(1,998)	194,789
Preferred stock	11,825	477	(40)	12,262
Total AFS equity securities	193,816	15,273	(2,038)	207,051
Total AFS securities	$4,546,330	93,777	(24,853)	4,615,254

December 31, 2014
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$116,666	7,592	(128)	124,130
Foreign government	27,035	796	—	27,831
Obligations of states and political subdivisions	1,208,776	38,217	(729)	1,246,264
Corporate securities	1,763,427	42,188	(5,809)	1,799,806
ABS	176,837	760	(373)	177,224
CMBS[1]	177,932	2,438	(777)	179,593
RMBS[2]	505,113	8,587	(2,426)	511,274
Total AFS fixed income securities	3,975,786	100,578	(10,242)	4,066,122
AFS equity securities:
Common stock	159,011	32,721	(332)	191,400
Total AFS equity securities	159,011	32,721	(332)	191,400
Total AFS securities	$4,134,797	133,299	(10,574)	4,257,522
1 CMBS includes government guaranteed agency securities with a fair value of $4.5 million at December 31, 2015 and $13.2 million at December 31, 2014.
2 RMBS includes government guaranteed agency securities with a fair value of $19.7 million at December 31, 2015 and $32.4 million at December 31, 2014.

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The following tables summarize, for all securities in a net unrealized/unrecognized loss position at December 31, 2015 and December 31, 2014, the fair value and pre-tax net unrealized/unrecognized loss by asset class and by length of time those securities have been in a net loss position:

December 31, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$16,006	(87)	396	(4)
Foreign government	1,067	(2)	—	—
Obligations of states and political subdivisions	28,617	(160)	—	—
Corporate securities	761,479	(12,671)	50,382	(2,850)
ABS	197,477	(807)	12,022	(111)
CMBS	146,944	(2,196)	15,385	(214)
RMBS	264,914	(1,992)	63,395	(1,721)
Total AFS fixed income securities	1,416,504	(17,915)	141,580	(4,900)
AFS equity securities:
Common stock	31,148	(1,998)	—	—
Preferred stock	1,531	(40)	—	—
Total AFS equity securities	32,679	(2,038)	—	—
Subtotal	$1,449,183	(19,953)	141,580	(4,900)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
ABS	$—	—	—	805	(122)	116
Subtotal	—	—	—	805	(122)	116
Total AFS and HTM	$1,449,183	(19,953)	—	142,385	(5,022)	116

December 31, 2014	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$7,567	(13)	10,866	(115)
Obligations of states and political subdivisions	47,510	(105)	64,018	(624)
Corporate securities	276,648	(1,734)	153,613	(4,075)
ABS	113,202	(178)	15,618	(195)
CMBS	12,799	(34)	59,219	(743)
RMBS	3,399	(8)	138,724	(2,418)
Total AFS fixed income securities	461,125	(2,072)	442,058	(8,170)
AFS equity securities:
Common stock	5,262	(336)	—	—
Total AFS equity securities	5,262	(336)	—	—
Subtotal	$466,387	(2,408)	442,058	(8,170)

	Less than 12 months			12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]	Fair Value	Unrealized Losses[1]	Unrecognized Gains[2]
HTM securities:
Obligations of states and political subdivisions	$196	(3)	1	—	—	—
ABS	—	—	—	2,235	(455)	439
Subtotal	196	(3)	1	2,235	(455)	439
Total AFS and HTM	$466,583	(2,411)	1	444,293	(8,625)	439
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

The table below provides our net unrealized/unrecognized loss positions by impairment severity as of December 31, 2015 compared to the prior year:

($ in thousands)
December 31, 2015			December 31, 2014
Number of Issues	% of Market/Book	Unrealized/Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
606	80% - 99%	$22,971	350	80% - 99%	$10,596
3	60% - 79%	1,888	—	60% - 79%	—
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$24,859			$10,596

At December 31, 2015, we had 609 securities in an aggregate unrealized/unrecognized loss position of $24.9 million, compared to 350 securities in an aggregate unrealized/unrecognized loss position of $10.6 million at December 31, 2014. Although the number of issues increased, the severity of impairment on these securities remained consistent at an average of 2% of amortized cost at December 31, 2015 and December 31, 2014. The primary driver behind the increase in the unrealized/unrecognized loss balance was our corporate fixed income securities portfolio, which was impacted by widening credit spreads.

We do not intend to sell any of the securities in the table above, nor do we believe we will be required to sell any of these securities. Additionally, we have reviewed these securities in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K and have concluded that they are temporarily impaired as of December 31, 2015. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed income securities at December 31, 2015, by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed income securities at December 31, 2015:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$98,601	99,872
Due after one year through five years	89,231	94,358
Due after five years through 10 years	13,522	15,314
Total HTM fixed income securities	$201,354	209,544

Listed below are AFS fixed income securities at December 31, 2015:

($ in thousands)	Fair Value
Due in one year or less	$472,331
Due after one year through five years	2,135,301
Due after five years through 10 years	1,733,858
Due after 10 years	66,713
Total AFS fixed income securities	$4,408,203

(f) The following table summarizes our other investment portfolio by strategy and the remaining commitment amount associated with each strategy:

Other Investments	Carrying Value		2015
	December 31,	December 31,	Remaining
($ in thousands)	2015	2014	Commitment
Alternative Investments
Private equity	$35,088	48,538	30,204
Private credit	13,246	18,533	15,129
Real assets	19,500	25,897	25,820
Total alternative investments	67,834	92,968	71,153
Other securities	10,008	6,235	3,200
Total other investments	$77,842	99,203	74,353

The following is a description of our alternative investment strategies:

Our private equity strategy includes the following:

•
Secondary Private Equity: This strategy purchases seasoned private equity funds from investors desiring liquidity prior to normal fund termination. Investments are made across all sectors of the private equity market, including leveraged buyouts ("LBO"), venture capital, distressed securities, mezzanine financing, real estate, and infrastructure.

•	Primary Private Equity: This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally.

•
Venture Capital: In general, these investments are made principally by investing in equity securities of privately-held corporations, for long-term capital appreciation. This strategy makes private equity investments in growth equity and buyout partnerships.

Our private credit strategy includes the following:

•
Mezzanine Financing: This strategy provides privately negotiated fixed income securities, generally with an equity component, to LBO firms and private and publicly traded large, mid and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

•
Distressed Debt: This strategy makes direct and indirect investments in debt and equity securities of companies that are experiencing financial and/or operational distress. Investments include buying indebtedness of bankrupt or financially troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages and similar non-U.S. securities and debt obligations.

Our real assets strategy includes the following:

•
Energy & Power Generation: This strategy makes energy and power generation investments in cash flow generating infrastructure assets. Energy investments are made in a variety of industries including oil, natural gas, and coal. These investments are diversified across the energy supply chain and include assets in the exploration and production, pipeline, and refining sectors. Power generation includes investments in: (i) conventional power, such as natural gas and oil; (ii) renewable power, such as wind and solar; and (iii) electric transmission and distribution.

•
Real Estate: This strategy invests opportunistically in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

Our alternative investment strategies employ low or moderate levels of leverage and generally use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2028.

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

Balance Sheet Information
September 30,
($ in millions)	2015	2014
Investments	$7,527	10,096
Total assets	8,515	10,695
Total liabilities	316	545
Total partners’ capital	8,199	10,150

Income Statement Information
12 months ended September 30,
($ in millions)	2015	2014	2013
Net investment income	$129	226	406
Realized gains	1,187	581	913
Net change in unrealized (depreciation) appreciation	(1,364)	1,098	382
Net income	$(48)	1,905	1,701

Insurance Subsidiaries' other investments income	(1.9)	13.6	15.2

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholder's equity, other than certain U.S. government agencies, as of December 31, 2015 or December 31, 2014.

(h) We have pledged certain AFS fixed income securities as collateral related to: (i) our outstanding borrowing of $$60 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); (ii) our reinsurance obligations related to our 2011 acquisition of our E&S book of business; and (iii) our compliance with insurance laws by placing certain securities on deposit with various state and regulatory agencies. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2015:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.5	—	24.0	31.5
Obligations of states and political subdivisions	—	5.0	—	5.0
Corporate securities	—	4.7	—	4.7
CMBS	1.2	—	—	1.2
RMBS	55.0	1.8	—	56.8
Total pledged as collateral	$63.7	11.5	24.0	99.2

(i) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2015	2014	2013
Fixed income securities	$123,230	126,489	121,582
Equity securities, dividend income	9,161	7,449	6,140
Short-term investments	112	66	117
Other investments	(1,890)	13,580	15,208
Investment expenses	(9,297)	(8,876)	(8,404)
Net investment income earned	$121,316	138,708	134,643

(j) The following tables summarize OTTI by asset type for the periods indicated:

2015			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed income securities:
Corporate securities	$2,188	—	2,188
RMBS	1	—	1
Total AFS fixed income securities	2,189	—	2,189
AFS equity securities:
Common stock	15,996	—	15,996
Preferred stock	181	—	181
Total AFS equity securities	16,177	—	16,177
Total OTTI losses	$18,366	—	18,366

2014			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
AFS fixed income securities:
RMBS	$7	—	7
Total AFS fixed income securities	7	—	7
AFS equity securities:
Common stock	10,517	—	10,517
Total AFS equity securities	10,517	—	10,517
Other investments	580	—	580
Total OTTI losses	$11,104	—	11,104

2013			Recognized in
($ in thousands)	Gross	Included in OCI	Earnings
HTM fixed income securities:
ABS	$(44)	(47)	3
Total HTM fixed income securities	(44)	(47)	3
AFS fixed income securities:
RMBS	16	(30)	46
Total AFS fixed income securities	16	(30)	46
AFS equity securities:
Common stock	3,747	—	3,747
Total AFS equity securities	3,747	—	3,747
Other investments	1,847	—	1,847
Total OTTI losses	$5,566	(77)	5,643

The majority of the OTTI charges in 2015, 2014, and 2013 were comprised of charges on our equity portfolio. A significant portion of these charges relate to securities for which we had the intent to sell in relation to a change in our high dividend yield strategy and the remaining equity charges relate to securities that we did not believe would recover in the near term.

(k) The components of net realized gains, excluding OTTI charges, were as follows:

($ in thousands)	2015	2014	2013
HTM fixed income securities
Gains	$5	2	195
Losses	(1)	(20)	(95)
AFS fixed income securities
Gains	4,515	1,945	3,340
Losses	(312)	(392)	(373)
AFS equity securities
Gains	29,168	36,871	24,776
Losses	(1,347)	(704)	(408)
Other investments
Gains	162	1	—
Losses	(653)	—	(1,060)
Total other net realized investment gains	$31,537	37,703	26,375

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $234.1 million in 2015, $259.0 million in 2014, and $135.9 million in 2013. Net realized gains in 2015, excluding OTTI charges, were driven by the sale of AFS securities due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company's dividends and future cash flow. Net realized gains in 2014 and 2013, excluding OTTI charges, were driven by the sale of AFS equity securities due to the quantitative rebalancing of our dividend yield strategy holdings within our equity portfolio.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2015, 2014, and 2013 were as follows:

2015
($ in thousands)	Gross	Tax	Net
Net income	$232,692	66,831	165,861
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding losses during the year	(40,221)	(14,078)	(26,143)
Amounts reclassified into net income:
HTM securities	(580)	(203)	(377)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(14,016)	(4,906)	(9,110)
Net unrealized losses	(54,460)	(19,062)	(35,398)
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,438	853	1,585
Amounts reclassified into net income:
Net actuarial loss	7,077	2,477	4,600
Defined benefit pension and post-retirement plans	9,515	3,330	6,185
Other comprehensive loss	(44,945)	(15,732)	(29,213)
Comprehensive income	$187,747	51,099	136,648

2014
($ in thousands)	Gross	Tax	Net
Net income	$197,131	55,304	141,827
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the year	72,940	25,529	47,411
Amounts reclassified into net income:
HTM securities	(1,299)	(455)	(844)
Non-credit OTTI	1,669	584	1,085
Realized gains on AFS securities	(28,864)	(10,102)	(18,762)
Net unrealized gains	44,446	15,556	28,890
Defined benefit pension and post-retirement plans:
Net actuarial loss	(54,136)	(18,947)	(35,189)
Amounts reclassified into net income:
Net actuarial loss	1,902	666	1,236
Defined benefit pension and post-retirement plans	(52,234)	(18,281)	(33,953)
Other comprehensive loss	(7,788)	(2,725)	(5,063)
Comprehensive income	$189,343	52,579	136,764

2013
($ in thousands)	Gross	Tax	Net
Net income	$142,267	35,849	106,418
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(83,934)	(29,377)	(54,557)
Non-credit OTTI recognized in OCI	77	27	50
Amounts reclassified into net income:
HTM securities	(1,577)	(552)	(1,025)
Non-credit OTTI	14	5	9
Realized gains on AFS securities	(23,540)	(8,239)	(15,301)
Net unrealized losses	(108,960)	(38,136)	(70,824)
Defined benefit pension and post-retirement plans:
Net actuarial gain	59,654	20,879	38,775
Amounts reclassified into net income:
Net actuarial loss	4,374	1,531	2,843
Prior service cost	10	4	6
Curtailment expense	16	5	11
Defined benefit pension and post-retirement plans	64,054	22,419	41,635
Other comprehensive loss	(44,906)	(15,717)	(29,189)
Comprehensive income	$97,361	20,132	77,229

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2015 and 2014 were as follows:

	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2013	$(1,599)	1,467	51,635	51,503	(26,652)	24,851
OCI before reclassifications	—	—	47,411	47,411	(35,189)	12,222
Amounts reclassified from AOCI	1,085	(844)	(18,762)	(18,521)	1,236	(17,285)
Net current period OCI	1,085	(844)	28,649	28,890	(33,953)	(5,063)
Balance, December 31, 2014	(514)	623	80,284	80,393	(60,605)	19,788
OCI before reclassifications	—	—	(26,143)	(26,143)	1,585	(24,558)
Amounts reclassified from AOCI	232	(377)	(9,110)	(9,255)	4,600	(4,655)
Net current period OCI	232	(377)	(35,253)	(35,398)	6,185	(29,213)
Balance, December 31, 2015	$(282)	246	45,031	44,995	(54,420)	(9,425)

The reclassifications out of AOCI are as follows:

			Affected Line Item in the Consolidated Statement of Income
($ in thousands)	Year ended December 31, 2015	Year ended December 31, 2014
OTTI related
Non-credit OTTI on disposed securities	$357	1,669	Net realized gains
	357	1,669	Income from continuing operations, before federal income tax
	(125)	(584)	Total federal income tax expense
	232	1,085	Net income
HTM related
Unrealized gains and losses on HTM disposals	308	157	Net realized investment gains
Amortization of net unrealized gains on HTM securities	(888)	(1,456)	Net investment income earned
	(580)	(1,299)	Income from continuing operations, before federal income tax
	203	455	Total federal income tax expense
	(377)	(844)	Net income
Realized gains and losses on AFS
Realized gains and losses on AFS disposals	(14,016)	(28,864)	Net realized investment gains
	(14,016)	(28,864)	Income from continuing operations, before federal income tax
	4,906	10,102	Total federal income tax expense
	(9,110)	(18,762)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	1,538	331	Losses and loss expenses incurred
	5,539	1,571	Policy acquisition costs
	7,077	1,902	Income from continuing operations, before federal income tax

Total defined benefit pension and post-retirement life	7,077	1,902	Income from continuing operations, before federal income tax
	(2,477)	(666)	Total federal income tax expense
	4,600	1,236	Net income

Total reclassifications for the period	$(4,655)	(17,285)	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$201,354	209,544	318,137	333,961
AFS	4,408,203	4,408,203	4,066,122	4,066,122
Equity securities, AFS	207,051	207,051	191,400	191,400
Short-term investments	194,819	194,819	131,972	131,972

Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	15,000	14,977	—	—
1.25% borrowings from FHLBI	45,000	45,083	45,000	45,244
7.25% Senior Notes	49,898	56,929	49,896	59,181
6.70% Senior Notes	99,415	110,363	99,401	114,845
5.875% Senior Notes	185,000	192,474	185,000	185,000
Subtotal	394,313	419,826	379,297	404,270
Unamortized debt issuance costs	(6,121)		(6,608)
Total notes payable	$388,192		372,689

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2015 and 2014:

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/15	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$104,115	42,702	61,413	—
Foreign government	15,181	—	15,181	—
Obligations of states and political subdivisions	1,359,142	—	1,359,142	—
Corporate securities	1,900,182	—	1,900,182	—
ABS	244,154	—	244,154	—
CMBS	243,592	—	243,592	—
RMBS	541,837	—	541,837	—
Total AFS fixed income securities	4,408,203	42,702	4,365,501	—
AFS equity securities:
Common stock	194,789	191,517	—	3,272
Preferred stock	12,262	12,262	—	—
Total AFS equity securities	207,051	203,779	—	3,272
Total AFS securities	4,615,254	246,481	4,365,501	3,272
Short-term investments	194,819	194,819	—	—
Total assets	$4,810,073	441,300	4,365,501	3,272

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/14	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$124,130	53,199	70,931	—
Foreign government	27,831	—	27,831	—
Obligations of states and political subdivisions	1,246,264	—	1,246,264	—
Corporate securities	1,799,806	—	1,799,806	—
ABS	177,224	—	177,224	—
CMBS	179,593	—	179,593	—
RMBS	511,274	—	511,274	—
Total AFS fixed income securities	4,066,122	53,199	4,012,923	—
AFS equity securities:
Common stock	191,400	188,500	—	2,900
Total AFS equity securities	191,400	188,500	—	2,900
Total AFS securities	4,257,522	241,699	4,012,923	2,900
Short-term investments	131,972	131,972	—	—
Total assets	$4,389,494	373,671	4,012,923	2,900
1 There were no transfers of securities between Level 1 and Level 2.

There were no changes in the fair value of securities measured using Level 3 prices during 2014. The following table provides a summary of these changes during 2015:

2015
($ in thousands)	Common Stock
Fair value, December 31, 2014	$2,900
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	487
Sales	(115)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, December 31, 2015	$3,272

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at December 31, 2015 and 2014:

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$181,880	—	181,880	—
Corporate securities	22,015	—	18,679	3,336
ABS	1,028	—	1,028	—
CMBS	4,621	—	4,621	—
Total HTM fixed income securities	$209,544	—	206,208	3,336
Financial Liabilities
Notes payable:
0.63% borrowings from FHLBI	$14,977	—	14,977	—
1.25% borrowings from FHLBI	45,083	—	45,083	—
7.25% Senior Notes	56,929	—	56,929	—
6.70% Senior Notes	110,363	—	110,363	—
5.875% Senior Notes	192,474	192,474	—	—
Total notes payable	$419,826	192,474	227,352	—

December 31, 2014		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Foreign government	$5,394	—	5,394	—
Obligations of states and political subdivisions	299,132	—	299,132	—
Corporate securities	21,422	—	21,422	—
ABS	2,823	—	2,823	—
CMBS	5,190	—	5,190	—
Total HTM fixed income securities	$333,961	—	333,961	—
Financial Liabilities
Notes payable:
1.25% borrowings from FHLBI	$45,244	—	45,244	—
7.25% Senior Notes	59,181	—	59,181	—
6.70% Senior Notes	114,845	—	114,845	—
5.875% Senior Notes	185,000	185,000	—	—
Total notes payable	$404,270	185,000	219,270	—

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

As a Standard Commercial Lines and E&S Lines writer, we are required to participate in Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2016, our deductible is approximately $280 million. For losses above the deductible, the federal government will pay 84% of losses to an industry limit of $100 billion, and the insurer retains 16%. The federal share of losses will be reduced by 1% each year to 80% by 2020.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $5.7 million at December 31, 2015 and $6.9 million at December 31, 2014.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2015		As of December 31, 2014
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$561,968		$581,548
Total prepaid reinsurance premiums	140,889		146,993
Total reinsurance balance	702,857		728,541

Federal and state pools[1]:
NFIP	164,130	24%	172,547	24%
NJ Unsatisfied Claim Judgment Fund	71,884	10	76,342	11
Other	3,136	—	2,557	—
Total federal and state pools	239,150	34	251,446	35
Remaining reinsurance balance	$463,707	66	$477,095	65

Munich Re Group (A.M. Best rated "A+")	$112,889	16	$110,270	15
Hannover Ruckversicherungs AG (A.M. Best rated "A+")	99,535	14	100,959	14
AXIS Reinsurance Company (A.M. Best rated "A+")	53,374	8	51,014	7
Swiss Re Group (A.M. Best rated "A+")	51,340	7	55,026	8
Partner Reinsurance Company of the U.S. (A.M. Best rated “Au”)	20,748	3	25,424	3
All other reinsurers	125,821	18	134,402	18
Total reinsurers	463,707	66%	477,095	65%
Less: collateral[2]	(106,449)		(114,843)
Reinsurers, net of collateral	$357,258		$362,252
 1 Considered to have minimal risk of default.
2 Includes letters of credit, trust funds, and funds held against reinsurance recoverables.

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2015	2014	2013
Premiums written:
Direct	$2,403,519	2,228,270	2,133,793
Assumed	23,848	26,306	43,650
Ceded	(357,463)	(369,296)	(367,284)
Net	$2,069,904	1,885,280	1,810,159

Premiums earned:
Direct	$2,330,267	2,183,258	2,048,530
Assumed	23,209	34,653	44,464
Ceded	(363,567)	(365,302)	(356,922)
Net	$1,989,909	1,852,609	1,736,072

Losses and loss expenses incurred:
Direct	$1,274,872	1,314,864	1,370,293
Assumed	16,996	26,187	32,678
Ceded	(143,327)	(183,550)	(281,233)
Net	$1,148,541	1,157,501	1,121,738

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2015	2014	2013
Ceded premiums written	$(228,907)	(237,718)	(236,309)
Ceded premiums earned	(233,940)	(234,224)	(228,650)
Ceded losses and loss expenses incurred	(62,078)	(57,323)	(183,142)

Note 9. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2015	2014	2013
Gross reserves for losses and loss expenses, at beginning of year	$3,477,870	3,349,770	4,068,941
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	571,978	540,839	1,409,755
Net reserves for losses and loss expenses, at beginning of year	2,905,892	2,808,931	2,659,186
Incurred losses and loss expenses for claims occurring in the:
Current year	1,217,550	1,216,770	1,147,263
Prior years	(69,009)	(59,269)	(25,525)
Total incurred losses and loss expenses	1,148,541	1,157,501	1,121,738
Paid losses and loss expenses for claims occurring in the:
Current year	446,550	468,478	399,559
Prior years	641,174	592,062	572,434
Total paid losses and loss expenses	1,087,724	1,060,540	971,993
Net reserves for losses and loss expenses, at end of year	2,966,709	2,905,892	2,808,931
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of year	551,019	571,978	540,839
Gross reserves for losses and loss expenses at end of year	$3,517,728	3,477,870	3,349,770

Our net losses and loss expense reserves increased by $60.8 million in 2015, $97.0 million in 2014, and $149.7 million in 2013. The losses and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $62.1 million for 2015, $65.1 million for 2014, and $61.0 million for 2013. The changes in the net losses and loss expense reserves were the result of growth in exposures, particularly associated with our E&S Lines of business, anticipated loss trends, and normal reserve changes inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are recognized. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2015, we experienced overall favorable loss development of $69.0 million, compared to $59.3 million in 2014, and $25.5 million in 2013. The following table summarizes the prior year development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2015	2014	2013
General Liability	$(51.0)	(43.9)	(20.0)
Commercial Automobile	2.4	(4.1)	(4.5)
Workers Compensation	(37.0)	—	23.5
Businessowners' Policies	2.2	1.9	(9.5)
Commercial Property	(3.0)	(2.1)	(7.5)
Homeowners	1.5	(4.0)	(2.5)
Personal Automobile	0.4	(10.8)	(3.0)
E&S	15.5	3.7	(2.0)
Total	$(69.0)	(59.3)	(25.5)

The prior accident year development during 2015 was favorable by $69.0 million, which included $67.0 million of favorable casualty development and $2.0 million of favorable property development. The favorable casualty reserve development was largely driven by the general liability and workers compensation lines of business. For workers compensation, this was a significant change from 2014, during which period this line experienced no development. Our E&S Lines experienced unfavorable development of $15.5 million.

By accident year, the majority of the favorable development was attributable to accident years 2009 through 2013, driven by general liability and workers compensation. This favorable development was partially offset by unfavorable development in accident years 2012 through 2014, which was attributable to our E&S Lines.

The prior accident year development during 2014 was favorable by $59.3 million, which included $48.2 million of favorable casualty development and $11.1 million of favorable property development. The property development was primarily related to a prior year reinsurance recoverable. The favorable casualty reserve development was largely driven by the general liability and personal automobile lines of business. These lines both experienced increasingly favorable development in recent years. Conversely, businessowners' policies and our E&S Lines experienced unfavorable emergence in 2014, which was a reversal from 2013.

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

The prior accident year development during 2013 was favorable by $25.5 million, which included $14.5 million of favorable casualty development and $11.0 million of property development. The property development was primarily related to favorable non-catastrophe loss activity, mostly in the 2012 accident year.

The casualty lines were driven largely by favorable development in accident years 2006 through 2010, with lower than expected severities in general liability and commercial automobile. Partially offsetting this favorable development was: (i) unfavorable development in our workers compensation line driven by assisted living claims; and (ii) unfavorable development in accident year 2012 in our commercial automobile lines of business driven by higher than expected severities.

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

The following table details our losses and loss expense reserves for various asbestos and environmental claims:

	2015
($ in millions)	Gross	Net
Asbestos	$8.0	6.8
Landfill sites	13.1	8.3
Leaking underground storage tanks	9.3	8.1
Total	$30.4	23.2

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

The following table provides a roll forward of gross and net asbestos and environmental incurred losses and loss expenses and related reserves thereon:

	2015		2014		2013
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$8,751	7,314	8,897	7,518	9,170	7,791
Incurred losses and loss expenses	(428)	(77)	60	—	—	—
Less: losses and loss expenses paid	(299)	(444)	(206)	(204)	(273)	(273)
Reserves for losses and loss expenses at the end of year	$8,024	6,793	8,751	7,314	8,897	7,518

Environmental
Reserves for losses and loss expenses at beginning of year	$21,902	15,680	23,867	17,649	26,405	19,978
Incurred losses and loss expenses	3,396	3,397	107	—	347	68
Less: losses and loss expenses paid	(2,911)	(2,709)	(2,072)	(1,969)	(2,885)	(2,397)
Reserves for losses and loss expenses at the end of year	$22,387	16,368	21,902	15,680	23,867	17,649

Total Asbestos and Environmental Claims
Reserves for losses and loss expenses at beginning of year	$30,653	22,994	32,764	25,167	35,575	27,769
Incurred losses and loss expenses	2,968	3,320	167	—	347	68
Less: losses and loss expenses paid	(3,210)	(3,153)	(2,278)	(2,173)	(3,158)	(2,670)
Reserves for losses and loss expenses at the end of year	$30,411	23,161	30,653	22,994	32,764	25,167

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

(2) In the first quarter of 2009, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina (“Indiana Subsidiaries”) joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment was $2.8 million at December 31, 2015 and $2.9 million at December 31, 2014. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates.

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

All borrowings from the FHLBI require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

(b) Short-Term Debt
Our Line of Credit was renewed effective December 1, 2015, with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There have been no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2015 or at any time during 2015. Our previous Line of Credit, which was in place from September 26, 2013 until December 1, 2015 had the same banking partners and similar terms and conditions as our current facility.

The Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, and maximum ratio of consolidated debt to total capitalization, and covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; and (v) engage in transactions with affiliates. The Line of Credit permits collateralized borrowings from the Federal Home Loan Banks by our Insurance Subsidiaries that are members of those banks so long as the aggregate amount borrowed does not exceed 10% of the respective member's admitted assets from the preceding calendar year.

 The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2015	December 31, 2015
Consolidated net worth	$960 million	$1.4 billion
Statutory surplus	Not less than $750 million	$1.4 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	22.1%
A.M. Best financial strength rating	Minimum of A-	A
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

•
Investments - invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

Our combined insurance segments are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2015, approximately 21% of NPW were related to insurance policies written in New Jersey.

The goodwill balance of $7.8 million at both December 31, 2015 and 2014 relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income from continuing operations for the individual segments:

Revenue by Segment
Years ended December 31,
($ in thousands)	2015	2014	2013
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$358,909	333,310	310,994
Workers compensation	290,075	274,585	267,612
General liability	483,291	444,938	405,322
Commercial property	269,022	244,792	224,412
Businessowners’ policies	93,428	85,788	77,097
Bonds	20,350	19,288	19,000
Other	14,367	13,011	12,182
Miscellaneous income	6,343	14,747	10,253
Total Standard Commercial Lines revenue	1,535,785	1,430,459	1,326,872
Standard Personal Lines:
Net premiums earned:
Personal automobile	146,784	151,317	152,005
Homeowners	134,382	134,273	127,991
Other	6,968	11,157	14,336
Miscellaneous income	1,113	1,834	1,948
Total Standard Personal Lines revenue	289,247	298,581	296,280
E&S Lines:
Net premiums earned:
General liability	121,802	96,142	88,761
Commercial property	42,736	38,572	32,054
Commercial automobile	7,795	5,436	4,306
Miscellaneous income	—	17	—
Total E&S Lines revenue	172,333	140,167	125,121
Investments:
Net investment income	121,316	138,708	134,643
Net realized investment gains	13,171	26,599	20,732
Total investment revenues	134,487	165,307	155,375
Total all segments	2,131,852	2,034,514	1,903,648
Other income	—	347	93
Total revenues	$2,131,852	2,034,861	1,903,741

Income from Continuing Operations before Federal Income Tax
Years ended December 31,
($ in thousands)	2015	2014	2013
Standard Commercial Lines:
Underwriting gain, before federal income tax	$164,496	61,221	33,856
GAAP combined ratio	89.2%	95.7%	97.4%
Statutory combined ratio	89.2%	95.5%	97.1%

Standard Personal Lines:
Underwriting gain, before federal income tax	1,336	16,536	8,645
GAAP combined ratio	99.5%	94.4%	97.1%
Statutory combined ratio	99.9%	94.5%	96.9%

E&S Lines:
Underwriting (loss) gain, before federal income tax	(16,803)	386	(3,735)
GAAP combined ratio	109.8%	99.7%	103.0%
Statutory combined ratio	108.4%	99.2%	102.9%

Investments:
Net investment income	$121,316	138,708	134,643
Net realized investment gains	13,171	26,599	20,732
Total investment income, before federal income tax	134,487	165,307	155,375
Tax on investment income	32,090	43,811	40,489
Total investment income, after federal income tax	$102,397	121,496	114,886

Reconciliation of Segment Results to Income from Continuing Operations, before Federal Income Tax
Years ended December 31,
($ in thousands)	2015	2014	2013
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$164,496	61,221	33,856
Standard Personal Lines	1,336	16,536	8,645
E&S Lines	(16,803)	386	(3,735)
Investment income, before federal income tax	134,487	165,307	155,375
Total all segments	283,516	243,450	194,141
Interest expense	(22,428)	(23,063)	(26,361)
General corporate and other expenses	(28,396)	(23,256)	(23,978)
Income from continuing operations, before federal income tax	$232,692	197,131	143,802

Note 12. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2015	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$165,861	57,212	$2.90

Effect of dilutive securities:
Stock compensation plans	—	944

Diluted EPS:
Net income available to common stockholders	$165,861	58,156	$2.85

2014	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$141,827	56,310	$2.52

Effect of dilutive securities:
Stock compensation plans	—	1,041

Diluted EPS:
Net income available to common stockholders	$141,827	57,351	$2.47

2013	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income from continuing operations	$107,415	55,638	$1.93
Net loss from discontinued operations	(997)	55,638	(0.02)
Net income available to common stockholders	$106,418	55,638	$1.91

Effect of dilutive securities:
Stock compensation plans	—	1,172

Diluted EPS:
Net income from continuing operations	$107,415	56,810	$1.89
Net loss from discontinued operations	(997)	56,810	(0.02)
Net income available to common stockholders	$106,418	56,810	$1.87

Note 13. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2015	2014	2013
Tax at statutory rate of 35%	$81,442	68,996	50,331
Tax-advantaged interest	(13,164)	(12,926)	(12,718)
Dividends received deduction	(1,817)	(1,121)	(1,174)
Other	370	355	(52)
Federal income tax expense from continuing operations	$66,831	55,304	36,387

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2015	2014
Deferred tax assets:
Net loss reserve discounting	$74,436	84,502
Net unearned premiums	72,057	66,470
Employee benefits	30,432	33,721
Long-term incentive compensation plans	15,551	13,625
Temporary investment write-downs	5,419	3,939
Net operating loss	1,454	2,136
Alternative minimum tax credits	—	7,400
Other	8,132	9,237
Total deferred tax assets	207,481	221,030
Deferred tax liabilities:
Deferred policy acquisition costs	72,481	63,242
Unrealized gains on investment securities	24,228	43,289
Other investment-related items, net	5,566	5,088
Accelerated depreciation and amortization	12,510	10,962
Total deferred tax liabilities	114,785	122,581
Net deferred federal income tax asset	$92,696	98,449

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2015 or 2014.

As of December 31, 2015, we had federal tax NOL carryforwards of $4.2 million. These NOLs, which are subject to an annual limitation of $1.9 million, will expire between 2029 and 2031 as follows:

($ in thousands)	Gross NOL	Tax Effected NOL
2029	$75	26
2030	3,999	1,400
2031	79	28
Total NOL carryforwards	$4,153	1,454

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $22.0 million at December 31, 2015, $20.2 million at December 31, 2014, and $19.2 million at December 31, 2013.

We have analyzed our tax positions in all open tax years, which as of December 31, 2015 were 2012 through 2014. The 2013 tax year is currently under audit. We do not have unrecognized tax expense or benefit as of December 31, 2015.

We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 14. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan, which is available to most of our employees and is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 ("ERISA").  Expense recorded for this plan was $14.1 million in 2015, $13.4 million in 2014, and $12.2 million in 2013.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides these employees the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the employee deferrals, SICA may choose to make matching contributions to some or all of the participants in this plan to the extent the participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. Expense recorded for these contributions was $0.2 million in 2015, 2014, and 2013.

(c) Retirement Income Plan and Retirement Life Plan
SICA's primary pension plan is The Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory defined benefit plan is closed to new entrants and existing participants will cease accruing benefits after March 31, 2016.

In addition to the Pension Plan, SICA also sponsors the Supplemental Excess Retirement Plan (the "Excess Plan") and a life insurance benefit plan (the "Retirement Life Plan"). Both of these plans are closed to new entrants and participants in the Excess Plan will cease accruing benefits after March 31, 2016. The Retirement Life Plan does not accrue benefits and this plan applies only to retirees who terminated employment with SICA on or before March 31, 2009. These are both unfunded plans with benefit obligations as of December 31, 2015 and December 31, 2014 of $8.5 million and $8.8 million, respectively, for the Excess Plan and $6.0 million and $6.4 million, respectively, for the Retiree Life Plan. Expense recorded for the Excess Plan was $0.8 million in 2015, $0.6 million in 2014, and $0.5 million in 2013. Expense recorded for the Retiree Life Plan was $0.3 million in 2015, $0.4 million in 2014, and $0.4 million in 2013.

The following tables provide details on the Pension Plan for 2015 and 2014:

December 31,	Pension Plan
($ in thousands)	2015	2014
Change in Benefit Obligation:
Benefit obligation, beginning of year	$322,271	249,422
Service cost	7,215	5,763
Interest cost	13,668	12,776
Actuarial losses (gains)	(24,994)	61,534
Benefits paid	(7,852)	(7,224)
Benefit obligation, end of year	$310,308	322,271

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$253,452	225,817
Actual return on plan assets, net of expenses	(7,600)	24,649
Contributions by the employer to funded plans	11,700	10,210
Benefits paid	(7,852)	(7,224)
Fair value of assets, end of year	$249,700	253,452

Funded status	$(60,608)	(68,819)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(60,608)	(68,819)
Net pension liability, end of year	$(60,608)	(68,819)

Amounts Recognized in AOCI:
Net actuarial loss	$80,828	89,085
Total	$80,828	89,085

Other Information as of December 31:
Accumulated benefit obligation	$310,307	318,018

Weighted-Average Liability Assumptions as of December 31:
Discount rate	4.69%	4.29
Rate of compensation increase	4.00	4.00

	Pension Plan
($ in thousands)	2015	2014	2013
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$7,215	5,763	7,346
Interest cost	13,668	12,776	12,139
Expected return on plan assets	(15,969)	(15,671)	(15,755)
Amortization of unrecognized prior service cost	—	—	21
Amortization of unrecognized actuarial loss	6,831	1,776	4,145
Curtailment expense	—	—	189
Total net periodic cost	$11,745	4,644	8,085

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	$(1,425)	52,556	(58,001)
Reversal of amortization of net actuarial loss	(6,831)	(1,776)	(4,145)
Reversal of amortization of prior service cost	—	—	(21)
Curtailment expense	—	—	(189)
Total recognized in other comprehensive income	$(8,256)	50,780	(62,356)

Total recognized in net periodic benefit cost and other comprehensive income	$3,489	55,424	(54,271)

The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year is $5.9 million.

	Pension Plan
	2015	2014	2013
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	4.29%	5.16	4.66
Expected return on plan assets	6.27%	6.92	7.40
Rate of compensation increase	4.00%	4.00	4.00

Our latest measurement date was December 31, 2015 and we increased our expected return on plan assets to 6.37%, reflecting the current interest rate environment.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the plans' obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled. Effective January 1, 2016, the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans was changed to provide a more precise measurement of service and interest costs.  Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Going forward, we have elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We will account for this change prospectively as a change in accounting estimate. The weighted average discount rates used to determine 2016 service and interest costs are 4.52% and 4.02%, respectively.

Plan Assets
Assets of the Pension Plan are invested to ensure that principal is preserved and enhanced over time. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2016, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved.

The Pension Plan’s equity investments may not contain investments in any one security greater than 8% of the portfolio value without notification to our management investment committee, nor have more than 5% of the outstanding shares of any one corporation or other entity. The use of derivative instruments is permitted under certain circumstances, but shall not be used for unrelated speculative hedging or to apply leverage to portfolio positions. Within the alternative investments portfolio, some leverage is permitted as defined and limited by the partnership agreements.

The plan’s target ranges, as well as the actual weighted average asset allocation by asset class, at December 31 were as follows:

	2015		2014
	Target Ranges	Actual Percentage	Actual Percentage
Long duration fixed income	55%-100%	60%	59%
Global equity	0%-45%	36%	25%
Global Asset Allocation[1]	—%	—%	11%
Private equity[1,2]	—%	3%	4%
Cash and short-term investments[1]	—%	1%	1%
Total	—%	100%	100%

1 These asset classes do not have target ranges, as these exposures will be phased out over time as we opportunistically migrate to long duration fixed income security strategies.
2 Includes limited partnerships.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2015 or 2014.

The fair value of the Pension Plan's investments is generated using various valuation techniques. We follow the methodology discussed in Note 2. “Summary of Significant Accounting Policies,” regarding pricing and valuation techniques, as well as the fair value hierarchy, for equity and fixed income securities and short-term investments held in the Pension Plan.

The techniques used to determine the fair value of the remaining invested assets are as follows:

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

•
For valuations of the investments in limited partnerships, fair value is based on the Pension Plan’s ownership interest in the reported net asset values as a practical expedient. The majority of the net asset values are reported to us on a one quarter lag. We assess whether these reported net asset values are indicative of market activity that has occurred since the date of their valuation by the investees: (i) by reviewing the overall market fluctuation and whether a material impact to our investments' valuation could have occurred; and (ii) through routine conversations with the underlying funds' general partners/managers discussing, among other things, conditions or events having significant impacts to their portfolio assets that have occurred subsequent to the reported date, if any. Our limited partnership investments cannot be redeemed with the investees as our partnership agreements require our commitment for the duration of the underlying funds’ lives. There is no active plan to sell any of our remaining interests in the limited partnership investments; however, we may continue to entertain potential opportunities to limit our exposure to these investments through the use of the secondary market. These limited partnerships have been fair valued using Level 3 inputs.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2015		Fair Value Measurements at 12/31/15 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/15	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long duration fixed income:
Global asset allocation fund	$33,565	33,565	—	—
Extended duration fixed income	117,297	117,297	—	—
Total long duration fixed income	150,862	150,862	—	—
Global equity:
Non-U.S. equity	42,603	—	42,603	—
U.S. equity	46,840	—	46,840	—
Total global equity	89,443	—	89,443	—
Private equity (limited partnerships):
Private equity	4,852	—	—	4,852
Real estate	1,606	—	—	1,606
Total private equity	6,458	—	—	6,458
Cash and short-term investments:
Short-term investments	1,600	1,600	—	—
Deposit administration contracts	1,418	—	1,418	—
Total cash and short-term investments	3,018	1,600	1,418	—
Total invested assets	$249,781	152,462	90,861	6,458

December 31, 2014		Fair Value Measurements at 12/31/14 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/14	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long duration fixed income:
Global asset allocation fund	$27,782	27,782	—	—
Extended duration fixed income	120,532	120,532	—	—
Total long duration fixed income	148,314	148,314	—	—
Global equity:
Non-U.S. equity	16,852	5,438	11,414	—
U.S. equity	47,719	47,719	—	—
Total global equity	64,571	53,157	11,414	—
Global asset allocation	27,842	27,842	—	—
Private equity (limited partnerships):
Equity long/short hedge	41	—	—	41
Private equity	8,136	—	—	8,136
Real estate	2,215	—	—	2,215
Total private equity	10,392	—	—	10,392
Cash and short-term investments:
Short-term investments	1,222	1,222	—	—
Deposit administration contracts	1,180	—	1,180	—
Total cash and short-term investments	2,402	1,222	1,180	—
Total invested assets	$253,521	230,535	12,594	10,392

The following tables provide a summary of the changes in fair value of securities using significant unobservable inputs (Level 3):

Investments in Limited Partnerships
($ in thousands)	2015	2014
Fair value, beginning of year	$10,392	12,159
Total gains (realized and unrealized)
included in changes in net assets	(410)	1,586
Purchases	51	334
Sales	—	—
Issuances	—	—
Settlements	(3,575)	(3,687)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value, end of year	$6,458	10,392

Contributions
We presently anticipate contributing $11.7 million to the Pension Plan in 2016, none of which represents minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2016	$9,917
2017	10,958
2018	12,005
2019	13,045
2020	14,092
2021-2025	84,400

Note 15. Share-Based Payments
Active Plans
As of December 31, 2015, the following four plans are available for the issuance of share-based payment awards:

•	The 2014 Omnibus Stock Plan (the "Stock Plan");

•	The Cash Incentive Plan, amended and restated effective as of May 1, 2014 (the "Cash Plan");

•	The Employee Stock Purchase Plan (2009) ("ESPP"); and

•	The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
Agent Plan
Approved by stockholders on April 26, 2006.
Most recently amended and restated plan (which made immaterial amendments to the original plan) was approved on July 27, 2010 by the Parent's Board of Directors' Salary and Employee Benefits Committee ("SEBC").

The types of awards that can be issued under each of these plans are as follows:

Plan	Types of Share-Based Payments Issued
Stock Plan
Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.

Cash Plan
Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators as compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.

ESPP
Enables to employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.

Agent Plan
Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2015 are as follows:

As of December 31, 2015	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	3,500,000	3,138,273	344,105
ESPP	1,500,000	663,154	—
Agent Plan	3,000,000	1,937,154	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2015	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	3,182,006	1,225,486
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	67,978	67,978
1 Awards outstanding under the 2005 Stock Plan consisted of 732,058 RSUs and 493,428 stock options.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2014	1,077,010	$20.18
Granted in 2015	342,409	25.22
Vested in 2015	371,930	18.24
Forfeited in 2015	28,959	21.41
Unvested RSU awards at December 31, 2015	1,018,530	$22.55

As of December 31, 2015, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $5.0 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $10.3 million for 2015, $8.5 million for 2014, and $9.1 million for 2013. In connection with vested RSUs, the total value of the DEU shares that vested was $0.7 million during both 2015 and 2014 and $0.9 million in 2013.

Option Transactions
A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2014	734,539	$19.52
Granted in 2015	—	—
Exercised in 2015	241,111	22.97
Forfeited or expired in 2015	—	—
Outstanding at December 31, 2015	493,428	$17.84	2.90	$7,767
Exercisable at December 31, 2015	493,428	$17.84	2.90	$7,767

The total intrinsic value of options exercised was $2.2 million during 2015, $0.8 million in 2014, and $1.3 million in 2013.

CIU Transactions
The liability recorded in connection with our Cash Plan was $26.5 million at December 31, 2015 and $21.9 million at December 31, 2014. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.1 years. The CIU payments made were $10.2 million in 2015, $9.0 million in 2014, and $4.7 million in 2013.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2015	2014	2013
ESPP Issuances	100,944	106,832	122,951
Agent Plan Issuances	82,142	78,724	86,388

Fair Value Measurements
The grant date fair value of RSUs is based on the market price of our common stock on the grant date, adjusted for the present value of our expected dividend payments. The expense recognized for share-based awards is based on the number of shares or units expected to be issued at the end of the performance period and the grant date fair value.

The grant date fair value of each option award is estimated using the Black Scholes option valuation model ("Black Scholes"). The following are the significant assumptions used in applying Black Scholes: (i) the risk-free interest rate, which is the implied yield currently available on U.S. Treasury zero-coupon issues with an equal remaining term; (ii) the expected term, which is based on historical experience of similar awards; (iii) the dividend yield, which is determined by dividing the expected per share dividend during the coming year by the grant date stock price; and (iv) the expected volatility, which is based on the volatility of the Parent's stock price over a historical period comparable to the expected term. In applying Black Scholes, we use the weighted average assumptions illustrated in the following table:

	ESPP
	2015	2014	2013
Risk-free interest rate	0.10%	0.07	0.11
Expected term	6 months	6 months	6 months
Dividend yield	2.0%	2.0	2.4
Expected volatility	20%	21	19

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2015, 2014, and 2013 is as follows:

	2015	2014	2013
RSUs	$25.22	21.58	21.03
ESPP:
Six month option	1.26	1.24	0.97
Discount of grant date market value	4.16	3.87	3.24
Total ESPP	5.42	5.11	4.21
Agent Plan:
Discount of grant date market value	2.94	2.42	2.40

The fair value of the CIU liability is remeasured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the CIUs that, in accordance with the Cash Plan, is adjusted to reflect our performance on specified indicators as compared to targeted peer companies.

Expense Recognition
The following table provides share-based compensation expense in 2015, 2014, and 2013:

($ in millions)	2015	2014	2013
Share-based compensation expense, pre-tax	$23.8	18.6	19.9
Income tax benefit	(8.0)	(6.2)	(6.8)
Share-based compensation expense, after-tax	$15.8	12.4	13.1

Note 16. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners. Mr. Rue’s son is President, and an employee, of Rue Insurance and Mr. Rue’s daughter is an employee of Rue Insurance. Our relationship with Rue Insurance has existed since 1928.

Rue Insurance placed insurance policies with the Insurance Subsidiaries. DPW associated with these policies were $9.6 million in 2015, $9.0 million in 2014, and $8.2 million in 2013. In return, the Insurance Subsidiaries paid standard market commissions to Rue Insurance of $1.7 million in 2015, $1.6 million in 2014, and $1.3 million in 2013 including supplemental commissions.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made contributions to the Foundation in the amount of $1.0 million in 2015, $0.8 million in 2014, and $0.4 million in 2013.

Note 17. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2015, we had purchased such annuities with a present value of $15.8 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space and equipment. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $17.4 million in 2015, $15.6 million in 2014, and $13.2 million in 2013. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2018. See Note 2(p) for information on our accounting policy regarding leases.

In addition, certain leases for rented premises and equipment are non-cancelable, and liability for payment will continue even though the space or equipment may no longer be in use. At December 31, 2015, the total future minimum rental commitments under non-cancelable leases were as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2016	$3.9	6.7	10.6
2017	2.8	5.5	8.3
2018	1.2	4.9	6.1
2019	—	4.1	4.1
2020	—	3.1	3.1
After 2020	—	5.8	5.8
Total minimum payment required	$7.9	30.1	38.0

(c) At December 31, 2015, we have contractual obligations that expire at various dates through 2028 to invest up to an additional $74.4 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K.

Note 18. Litigation
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

As of December 31, 2015, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 19. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2015, the various state insurance departments of domicile have adopted the March 2015 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2015	2014	2015	2014	2015	2014	2013
SICA	New Jersey	$366.6	338.8	520.8	493.0	69.6	83.9	53.1
Selective Way Insurance Company ("SWIC")	New Jersey	223.6	201.3	272.6	250.3	42.3	37.0	27.5
Selective Insurance Company of South Carolina ("SICSC")	Indiana	96.6	83.9	127.9	115.1	15.9	14.0	8.2
Selective Insurance Company of the Southeast ("SICSE")	Indiana	70.7	59.3	96.2	84.9	12.1	10.5	6.0
Selective Insurance Company of New York ("SICNY")	New York	65.3	54.9	93.0	82.6	12.7	10.3	6.9
Selective Insurance Company of New England ("SICNE")	New Jersey	9.2	5.3	39.4	35.4	5.5	4.4	3.1
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	26.4	18.4	69.2	61.3	10.8	9.1	2.5
MUSIC	New Jersey	7.0	(1.7)	75.5	66.8	9.5	7.3	5.2
Selective Casualty Insurance Company ("SCIC")	New Jersey	17.8	8.2	92.3	82.7	12.1	9.6	6.6
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	7.5	3.8	39.4	35.7	5.3	4.2	3.1
Total		$890.7	772.2	1,426.3	1,307.8	195.8	190.3	122.2

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2015 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. As of December 31, 2015, the Parent had an aggregate of $91.6 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than standard state insolvency restrictions, whereas our consolidated retained earnings of $1.4 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2016, the Insurance Subsidiaries have the ability to provide for $178.3 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions as is further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $54.6 million as of December 31, 2015, after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries. For additional information regarding the Parent's Line of Credit, refer to "Financial Condition, Liquidity, Short-Term Borrowings, and Capital Resources" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

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

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2015 for debt service, shareholder dividends, and general operating purposes:

Dividends		Twelve Months ended December 31, 2015
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$26.0
SWIC	New Jersey	16.0
SICSC	Indiana	3.3
SICSE	Indiana	2.0
SICNY	New York	2.5
SICNE	New Jersey	1.5
SAICNJ	New Jersey	2.5
SCIC	New Jersey	2.5
SFCIC	New Jersey	1.5
Total		$57.8

Based on the 2015 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2016 are as follows:

		2016
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$61.2
SWIC	New Jersey	37.0
SICSC	Indiana	15.9
SICSE	Indiana	12.1
SICNY	New York	9.3
SICNE	New Jersey	5.5
SAICNJ	New Jersey	10.6
MUSIC	New Jersey	9.4
SCIC	New Jersey	12.1
SFCIC	New Jersey	5.2
Total		$178.3

Note 20. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2015	2014	2015	2014	2015	2014	2015	2014
Net premiums earned	$476,123	456,495	490,309	463,625	507,390	462,639	516,087	469,850
Net investment income earned	26,917	35,534	32,230	36,774	32,061	34,292	30,108	32,108
Net realized gains (losses)	18,883	7,218	(3,420)	4,539	308	15,231	(2,600)	(389)
Underwriting income (loss)	26,021	(5,015)	29,124	10,084	44,831	34,437	49,053	38,637
Net income	39,708	17,974	33,768	29,341	46,996	53,162	45,389	41,350
Other comprehensive income (loss)	3,827	16,678	(35,944)	26,483	6,290	(18,887)	(3,386)	(29,337)
Comprehensive income (loss)	43,535	34,652	(2,176)	55,824	53,286	34,275	42,003	12,013
Net income per share:
Basic	0.70	0.32	0.59	0.52	0.82	0.94	0.79	0.73
Diluted	0.69	0.31	0.58	0.51	0.81	0.93	0.78	0.72
Dividends to stockholders[1]	0.14	0.13	0.14	0.13	0.14	0.13	0.15	0.14
Price range of common stock:[2]
High	30.10	26.99	29.60	25.42	32.50	25.46	37.91	27.65
Low	25.49	21.38	26.28	22.14	28.10	21.97	30.36	22.01

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

1 See Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for a discussion of dividend restrictions.

2 These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 4, 2016 and ending February 12, 2016 was $29.27 to $34.00.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2016

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2015, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, Directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers" and "Information About Proposal 1 - Election of Directors" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
Information about compliance with Section 16(a) of the Exchange Act appears under "Section 16(a) Beneficial Ownership Reporting Compliance" in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Management and Certain Beneficial Owners" in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under “Transactions with Related Persons” in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services.
Information about the fees and services of our principal accountants appears under "Audit Committee Report" and "Fees of Independent Registered Public Accounting Firm" in the "Information About Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 24, 2016
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	February 24, 2016
Dale A. Thatcher
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 24, 2016
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 24, 2016
Paul D. Bauer
Director

*	February 24, 2016
A. David Brown
Director

*	February 24, 2016
John C. Burville
Director

*	February 24, 2016
Robert Kelly Doherty
Director

*	February 24, 2016
Michael J. Morrissey
Director

*	February 24, 2016
Cynthia S. Nicholson
Director

*	February 24, 2016
Ronald L. O’Kelley
Director

*	February 24, 2016
William M. Rue
Director

*	February 24, 2016
John S. Scheid
Director

*	February 24, 2016
J. Brian Thebault
Director

*	February 24, 2016
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 24, 2016
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2015

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$175,269	181,880	176,117
Public utilities	9,637	10,662	9,647
All other corporate securities	10,591	11,353	10,396
Asset-backed securities	1,030	1,028	910
Commercial mortgage-backed securities	4,527	4,621	4,284
Total fixed income securities, held-to-maturity	201,054	209,544	201,354

Available-for-sale:
U.S. government and government agencies	99,485	104,115	104,115
Foreign government	14,885	15,181	15,181
Obligations of states and political subdivisions	1,314,779	1,359,142	1,359,142
Public utilities	156,786	157,270	157,270
All other corporate securities	1,735,510	1,742,912	1,742,912
Asset-backed securities	244,541	244,154	244,154
Commercial mortgage-backed securities	245,252	243,592	243,592
Residential mortgage-backed securities	541,276	541,837	541,837
Total fixed income securities, available-for-sale	4,352,514	4,408,203	4,408,203

Equity securities:
Common stock:
Public utilities	9,106	10,080	10,080
Banks, trust and insurance companies	23,622	23,696	23,696
Industrial, miscellaneous and all other	149,263	161,013	161,013
Total common stock, available-for-sale	181,991	194,789	194,789

Preferred stock:
Banks, trust and insurance companies	11,825	12,262	12,262
Total preferred stock, available-for-sale	11,825	12,262	12,262
Total equity securities, available-for-sale	193,816	207,051	207,051
Short-term investments	194,819	194,819	194,819
Other investments	77,842		77,842
Total investments	$5,020,045		5,089,269

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2015	2014
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $61,794 – 2015; $49,890 – 2014)	$61,567	50,028
Short-term investments	29,116	16,605
Cash	898	16,367
Investment in subsidiaries	1,716,681	1,604,162
Current federal income tax	18,297	16,848
Deferred federal income tax	17,513	15,781
Other assets	670	660
Total assets	$1,844,742	1,720,451

Liabilities:
Notes payable	$328,192	327,689
Intercompany notes payable	86,163	88,961
Accrued long-term stock compensation	26,465	21,890
Other liabilities	5,881	6,325
Total liabilities	$446,701	444,865

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 100,861,372 – 2015; 99,947,933 – 2014	201,723	199,896
Additional paid-in capital	326,656	305,385
Retained earnings	1,446,192	1,313,440
Accumulated other comprehensive (loss) income	(9,425)	19,788
Treasury stock – at cost (shares: 43,500,642 – 2015; 43,353,181 – 2014)	(567,105)	(562,923)
Total stockholders’ equity	1,398,041	1,275,586
Total liabilities and stockholders’ equity	$1,844,742	1,720,451

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2015	2014	2013
Revenues:
Dividends from subsidiaries	$57,752	57,511	32,129
Net investment income earned	852	620	585
Other income	—	342	55
Total revenues	58,604	58,473	32,769

Expenses:
Interest expense	24,057	24,817	28,132
Other expenses	28,393	23,598	24,065
Total expenses	52,450	48,415	52,197

Income (loss) from continuing operations, before federal income tax	6,154	10,058	(19,428)

Federal income tax benefit:
Current	(16,609)	(15,920)	(22,779)
Deferred	(1,603)	(646)	4,835
Total federal income tax benefit	(18,212)	(16,566)	(17,944)

Net income (loss) from continuing operations before equity in undistributed income of subsidiaries	24,366	26,624	(1,484)

Equity in undistributed income of continuing subsidiaries, net of tax	141,495	115,203	108,899

Net income from continuing operations	165,861	141,827	107,415

Loss on disposal of discontinued operations, net of tax of $(538) – 2013	—	—	(997)

Net income	$165,861	141,827	106,418

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2015	2014	2013
Operating Activities:
Net income	$165,861	141,827	106,418

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(141,495)	(115,203)	(108,899)
Stock-based compensation expense	8,973	8,702	8,630
Loss on disposal of discontinued operations	—	—	997
Net realized gains	—	(2)	—
Amortization – other	740	1,421	4,353

Changes in assets and liabilities:
Increase in accrued long-term stock compensation	4,575	1,062	6,791
(Increase) decrease in net federal income taxes	(3,052)	10,977	(14,968)
(Decrease) increase in other assets and other liabilities	(214)	1,045	1,204
Net adjustments	(130,473)	(91,998)	(101,892)
Net cash provided by operating activities	35,388	49,829	4,526

Purchase of fixed income securities, available-for-sale	(33,717)	(18,511)	(21,708)
Redemption and maturities of fixed income securities, available-for-sale	21,578	23,210	6,432
Sale of fixed income securities, available-for-sale	—	300	—
Purchase of short-term investments	(106,933)	(102,717)	(241,748)
Sale of short-term investments	94,422	101,510	253,136
Capital contribution to subsidiaries	—	—	(57,125)
Sale of subsidiary	—	—	1,225
Net cash (used in) provided by investing activities	(24,650)	3,792	(59,788)

Financing Activities:
Dividends to stockholders	(31,052)	(28,428)	(27,416)
Acquisition of treasury stock	(4,182)	(3,563)	(3,716)
Proceeds from notes payable, net of debt issuance costs	—	—	178,435
Net proceeds from stock purchase and compensation plans	10,089	7,283	7,119
Excess tax benefits from share-based payment arrangements	1,736	1,020	1,545
Repayment of notes payable	—	—	(100,000)
Principal payment on borrowings from subsidiaries	(2,798)	(13,759)	(722)
Net cash (used in) provided by financing activities	(26,207)	(37,447)	55,245

Net (decrease) increase in cash	(15,469)	16,174	(17)
Cash, beginning of year	16,367	193	210
Cash, end of year	$898	16,367	193

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2015

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$171,476	2,998,749	803,648	1,529,442	—	819,573	323,753	221,620	1,596,965
Standard Personal Lines Segment	17,258	265,054	276,533	288,134	—	200,237	33,638	52,923	283,926
E&S Lines Segment	24,425	253,925	89,529	172,333	—	128,731	42,044	18,361	189,013
Investments Segment	—	—	—	—	134,487	—	—	—	—
Total	$213,159	3,517,728	1,169,710	1,989,909	134,487	1,148,541	399,435	292,904	2,069,904

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2The total of “Amortization of deferred policy acquisition costs” of $399,435 and “Other operating expenses” of $292,904 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$689,820
Other income[3]	(7,456)
Other expenses[3]	9,975
Total	$692,339

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $0 and $28,396, respectively.

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

 Year ended December 31, 2014

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$147,285	3,000,796	734,697	1,415,712	—	870,018	295,774	188,699	1,441,047
Standard Personal Lines Segment	17,495	279,761	285,777	296,747	—	197,182	34,851	48,178	292,061
E&S Lines Segment	20,828	197,313	75,345	140,150	—	90,301	33,670	15,793	152,172
Investments Segment	—	—	—	—	165,307	—	—	—	—
Total	$185,608	3,477,870	1,095,819	1,852,609	165,307	1,157,501	364,295	252,670	1,885,280

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $364,295 and “Other operating expenses” of $252,670 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$624,470
Other income[3]	(16,598)
Other expenses[3]	9,093
Total	$616,965

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $347 and $23,603, respectively.

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2013

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$138,397	2,877,087	708,861	1,316,619	—	831,261	270,443	181,059	1,380,740
Standard Personal Lines Segment	18,149	312,411	286,969	294,332	—	206,450	33,097	46,140	297,757
E&S Lines Segment	16,435	160,272	63,325	125,121	—	84,027	28,288	16,541	131,662
Investments Segment	—	—	—	—	155,375	—	—	—	—
Total	$172,981	3,349,770	1,059,155	1,736,072	155,375	1,121,738	331,828	243,740	1,810,159

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

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $93 and $24,071, respectively.

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2015, 2014, and 2013

($ thousands)	Direct Amount	Assumed From Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed To Net
2015
Premiums earned:
Accident and health insurance	$37	—	37	—	—
Property and liability insurance	2,330,230	23,209	363,530	1,989,909	1%
Total premiums earned	2,330,267	23,209	363,567	1,989,909	1%

2014
Premiums earned:
Accident and health insurance	$44	—	44	—	—
Property and liability insurance	2,183,214	34,653	365,258	1,852,609	2%
Total premiums earned	2,183,258	34,653	365,302	1,852,609	2%

2013
Premiums earned:
Accident and health insurance	$55	—	55	—	—
Property and liability insurance	2,048,475	44,464	356,867	1,736,072	3%
Total premiums earned	2,048,530	44,464	356,922	1,736,072	3%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2015, 2014, and 2013

($ in thousands)	2015	2014	2013
Balance, January 1	$11,037	9,542	8,706
Additions	3,604	4,617	3,733
Deductions	(4,519)	(3,122)	(2,897)
Balance, December 31	$10,122	11,037	9,542

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number
3.1
Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

3.2
By-Laws of Selective Insurance Group, Inc., effective July 29, 2015 (incorporated by reference herein to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-33067).

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

10.4+
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

10.7+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.8+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 File No. 000-08641).

10.9+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-08641).

10.10+
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

10.12+
Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 000-08641).

10.13+
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

10.15+
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

10.18+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of May 1, 2014 (incorporated by reference herein to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.19+	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.20+
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009), amended and restated effective July 1, 2009 (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.21+
Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed March 24, 2014, File No. 001-33067).

10.22+
Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.23+
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

10.26
Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010) (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-33067).

10.27+
Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.28+
Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.29+
Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.30+
Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

Exhibit
Number
10.31+
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

10.35*	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of December 1, 2015.

10.36
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

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of A. David Brown.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Robert Kelly Doherty.

*24.5	Power of Attorney of Michael J. Morrissey.

*24.6	Power of Attorney of Cynthia S. Nicholson.

*24.7	Power of Attorney of Ronald L. O'Kelley.

*24.8	Power of Attorney of William M. Rue.

*24.9	Power of Attorney of John S. Scheid.

*24.10	Power of Attorney of J. Brian Thebault.

*24.11	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.