Form 10-Q
period 2016-03-31
SELECTIVE INSURANCE GROUP INC
filed 2016-05-05
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
or

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
As of April 15, 2016, there were 57,644,481 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $171,259 – 2016; $209,544 – 2015)	$163,573	201,354
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,484,719 – 2016; $4,352,514 – 2015)	4,600,468	4,408,203
Equity securities, available-for-sale – at fair value (cost: $194,178 – 2016; $193,816 – 2015)	215,789	207,051
Short-term investments (at cost which approximates fair value)	103,132	194,819
Other investments	80,916	77,842
Total investments (Note 4)	5,163,878	5,089,269
Cash	683	898
Interest and dividends due or accrued	37,959	38,501
Premiums receivable, net of allowance for uncollectible accounts of: $4,063 – 2016; $4,422 – 2015	654,344	615,164
Reinsurance recoverables, net of allowance for uncollectible accounts of: $6,000 – 2016; $5,700 – 2015	577,346	561,968
Prepaid reinsurance premiums	137,655	140,889
Deferred federal income tax	67,479	92,696
Property and equipment – at cost, net of accumulated depreciation and amortization of: $192,675 – 2016; $188,548 – 2015	65,164	65,701
Deferred policy acquisition costs	220,948	213,159
Goodwill	7,849	7,849
Other assets	89,187	78,339
Total assets	$7,022,492	6,904,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,575,496	3,517,728
Unearned premiums	1,209,377	1,169,710
Short-term debt	60,000	60,000
Long-term debt	328,313	328,192
Current federal income tax	11,979	7,442
Accrued salaries and benefits	140,221	167,336
Other liabilities	221,141	255,984
Total liabilities	$5,546,527	5,506,392

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 101,258,870 – 2016; 100,861,372 – 2015	202,518	201,723
Additional paid-in capital	333,965	326,656
Retained earnings	1,474,435	1,446,192
Accumulated other comprehensive income (loss) (Note 10)	35,997	(9,425)
Treasury stock – at cost (shares: 43,622,892 – 2016; 43,500,642 – 2015)	(570,950)	(567,105)
Total stockholders’ equity	$1,475,965	1,398,041
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,022,492	6,904,433

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2016	2015
Revenues:
Net premiums earned	$522,458	476,123
Net investment income earned	30,769	26,917
Net realized (losses) gains:
Net realized investment gains	889	20,977
Other-than-temporary impairments	(3,593)	(2,094)
Total net realized (losses) gains	(2,704)	18,883
Other income	951	1,969
Total revenues	551,474	523,892

Expenses:
Loss and loss expense incurred	297,144	284,999
Policy acquisition costs	183,227	164,723
Interest expense	5,606	5,604
Other expenses	13,622	12,276
Total expenses	499,599	467,602

Income before federal income tax	51,875	56,290

Federal income tax expense:
Current	14,084	12,254
Deferred	759	4,328
Total federal income tax expense	14,843	16,582

Net income	$37,032	39,708

Earnings per share:
Basic net income	$0.64	0.70

Diluted net income	$0.63	0.69

Dividends to stockholders	$0.15	0.14

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2016	2015
Net income	$37,032	39,708

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	42,729	15,586
Amount reclassified into net income:
Held-to-maturity securities	(47)	(170)
Non-credit other-than-temporary impairments	—	232
Realized losses (gains) on available-for-sale securities	1,754	(12,932)
Total unrealized gains on investment securities	44,436	2,716

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	986	1,111
Total defined benefit pension and post-retirement plans	986	1,111
Other comprehensive income	45,422	3,827
Comprehensive income	$82,454	43,535

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands)	2016	2015
Common stock:
Beginning of year	$201,723	199,896
Dividend reinvestment plan (shares: 10,931 – 2016; 13,533 – 2015)	22	27
Stock purchase and compensation plans (shares: 386,567 – 2016; 469,014 – 2015)	773	938
End of period	202,518	200,861

Additional paid-in capital:
Beginning of year	326,656	305,385
Dividend reinvestment plan	351	346
Stock purchase and compensation plans	6,958	7,199
End of period	333,965	312,930

Retained earnings:
Beginning of year	1,446,192	1,313,440
Net income	37,032	39,708
Dividends to stockholders ($0.15 per share – 2016; $0.14 per share – 2015)	(8,789)	(8,113)
End of period	1,474,435	1,345,035

Accumulated other comprehensive income:
Beginning of year	(9,425)	19,788
Other comprehensive income	45,422	3,827
End of period	35,997	23,615

Treasury stock:
Beginning of year	(567,105)	(562,923)
Acquisition of treasury stock (shares: 122,250 – 2016; 129,257 – 2015)	(3,845)	(3,580)
End of period	(570,950)	(566,503)
Total stockholders’ equity	$1,475,965	1,315,938

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Quarter ended March 31,
($ in thousands)	2016	2015
Operating Activities
Net income	$37,032	39,708

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,627	14,041
Stock-based compensation expense	4,377	3,681
Undistributed losses of equity method investments	1,066	3,541
Net realized losses (gains)	2,704	(18,883)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	42,390	44,964
Increase in unearned premiums, net of prepaid reinsurance	42,901	41,966
Decrease in net federal income taxes	5,296	11,034
Increase in premiums receivable	(39,180)	(38,110)
Increase in deferred policy acquisition costs	(7,789)	(6,348)
Decrease in interest and dividends due or accrued	528	510
Decrease in accrued salaries and benefits	(27,115)	(16,290)
Increase in other assets	(10,128)	(5,578)
Decrease in other liabilities	(52,902)	(13,662)
Net adjustments	(23,225)	20,866
Net cash provided by operating activities	13,807	60,574

Investing Activities
Purchase of fixed income securities, available-for-sale	(264,828)	(238,000)
Purchase of equity securities, available-for-sale	(7,574)	(150,500)
Purchase of other investments	(12,723)	(1,724)
Purchase of short-term investments	(303,228)	(333,550)
Sale of fixed income securities, available-for-sale	12,905	9,305
Sale of short-term investments	394,915	341,146
Redemption and maturities of fixed income securities, held-to-maturity	37,400	20,720
Redemption and maturities of fixed income securities, available-for-sale	130,641	145,661
Sale of equity securities, available-for-sale	4,285	129,052
Distributions from other investments	7,994	5,845
Purchase of property and equipment	(3,439)	(4,064)
Net cash used in investing activities	(3,652)	(76,109)

Financing Activities
Dividends to stockholders	(8,270)	(7,591)
Acquisition of treasury stock	(3,845)	(3,580)
Net proceeds from stock purchase and compensation plans	1,478	2,271
Proceeds from borrowings	25,000	15,000
Repayments of borrowings	(25,000)	—
Excess tax benefits from share-based payment arrangements	1,361	1,398
Repayments of capital lease obligations	(1,094)	(1,118)
Net cash (used in) provided by financing activities	(10,370)	6,380
Net decrease in cash	(215)	(9,155)
Cash, beginning of year	898	23,959
Cash, end of period	$683	14,804
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

Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the 2016 presentation. Such reclassifications had no effect on our net income, stockholders' equity, or cash flows.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2016 (“First Quarter 2016”) and March 31, 2015 (“First Quarter 2015”) and do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the SEC.

NOTE 2. Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that performance targets that affect vesting and could be achieved after the requisite service period be treated as performance conditions. The adoption of ASU 2014-12 in First Quarter 2016 did not affect us, as we record expense consistent with the requirements of this accounting update.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. We adopted this guidance in First Quarter 2016. Under the new guidance, our limited partnership and tax credit investments are variable interest entities ("VIEs") however we are not the primary beneficiary of any of these investments. As such, the adoption had no impact on our financial condition or results of operations. The required disclosures related to our VIEs are included in Note 4.“Investments” below.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this guidance in First Quarter 2016, with prospective application. The impact of this adoption did not have a material effect on our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides that investments for which the practical expedient is used to measure fair value at net asset value per share ("NAV") must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. ASU 2015-07 also includes disclosure requirements for investments for which the NAV practical expedient was used to determine fair value. The adoption of this guidance in First Quarter 2016 did not impact our financial condition or results of operations.

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

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires companies that issue short duration contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. ASU 2015-09 is to be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements of this literature are disclosure only, the application of this guidance will not impact our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Sub-topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale ("AFS") security should be evaluated with other deferred tax assets.

ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application to financial statements of annual or interim periods that have not yet been issued are permitted as of the beginning of the year of adoption, otherwise early adoption of ASU 2016-01 is not permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year, with early adoption permitted. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we are currently evaluating ASU 2016-02, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; (iii) forfeitures assumptions; and (iv) cash flow classification. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. While we are currently evaluating ASU 2016-09, we do not expect a material impact on our financial condition or results of operations.

NOTE 3. Statements of Cash Flow
Supplemental cash flow information is as follows:

	Quarter ended March 31,
($ in thousands)	2016	2015
Cash paid during the period for:
Interest	$2,904	2,887
Federal income tax	8,000	4,000

Non-cash items:
Exchange of fixed income securities, AFS	9,872	8,586
Corporate actions related to equity securities, AFS[1]	—	389
Assets acquired under capital lease arrangements	2,598	2,428
Non-cash purchase of property and equipment	152	—
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $13.5 million at March 31, 2016 and $6.0 million at March 31, 2015 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of March 31, 2016 and December 31, 2015 was as follows:

March 31, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$138,203	674	138,877	5,031	—	143,908
Corporate securities	19,829	(180)	19,649	2,299	—	21,948
Asset-backed securities (“ABS”)	808	(70)	738	67	—	805
Commercial mortgage-backed securities (“CMBS”)	4,506	(197)	4,309	289	—	4,598
Total HTM fixed income securities	$163,346	227	163,573	7,686	—	171,259

December 31, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$175,269	848	176,117	5,763	—	181,880
Corporate securities	20,228	(185)	20,043	1,972	—	22,015
ABS	1,030	(120)	910	118	—	1,028
CMBS	4,527	(243)	4,284	337	—	4,621
Total HTM fixed income securities	$201,054	300	201,354	8,190	—	209,544

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.6 years as of March 31, 2016.

(b) Information regarding our AFS securities as of March 31, 2016 and December 31, 2015 was as follows:

March 31, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$97,933	4,686	(1)	102,618
Foreign government	13,358	384	—	13,742
Obligations of states and political subdivisions	1,375,776	59,673	(134)	1,435,315
Corporate securities	1,948,423	45,948	(6,415)	1,987,956
ABS	244,924	1,060	(167)	245,817
CMBS	249,163	3,938	(209)	252,892
Residential mortgage-backed securities (“RMBS”)	555,142	7,851	(865)	562,128
Total AFS fixed income securities	4,484,719	123,540	(7,791)	4,600,468
AFS equity securities:
Common stock	181,396	21,548	(325)	202,619
Preferred stock	12,782	388	—	13,170
Total AFS equity securities	194,178	21,936	(325)	215,789
Total AFS securities	$4,678,897	145,476	(8,116)	4,816,257

December 31, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$99,485	4,721	(91)	104,115
Foreign government	14,885	298	(2)	15,181
Obligations of states and political subdivisions	1,314,779	44,523	(160)	1,359,142
Corporate securities	1,892,296	23,407	(15,521)	1,900,182
ABS	244,541	531	(918)	244,154
CMBS	245,252	750	(2,410)	243,592
RMBS	541,276	4,274	(3,713)	541,837
Total AFS fixed income securities	4,352,514	78,504	(22,815)	4,408,203
AFS equity securities:
Common stock	181,991	14,796	(1,998)	194,789
Preferred stock	11,825	477	(40)	12,262
Total AFS equity securities	193,816	15,273	(2,038)	207,051
Total AFS securities	$4,546,330	93,777	(24,853)	4,615,254

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables provide information regarding our AFS securities in a net unrealized/unrecognized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$—	—	400	(1)
Obligations of states and political subdivisions	25,867	(123)	820	(11)
Corporate securities	242,392	(4,315)	53,418	(2,100)
ABS	73,110	(147)	5,900	(20)
CMBS	24,891	(82)	27,310	(127)
RMBS	11,302	(112)	91,548	(753)
Total AFS fixed income securities	377,562	(4,779)	179,396	(3,012)
AFS equity securities:
Common stock	5,940	(325)	—	—
Total AFS equity securities	5,940	(325)	—	—
Total AFS	$383,502	(5,104)	179,396	(3,012)

December 31, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$16,006	(87)	396	(4)
Foreign government	1,067	(2)	—	—
Obligations of states and political subdivisions	28,617	(160)	—	—
Corporate securities	761,479	(12,671)	50,382	(2,850)
ABS	197,477	(807)	12,022	(111)
CMBS	146,944	(2,196)	15,385	(214)
RMBS	264,914	(1,992)	63,395	(1,721)
Total AFS fixed income securities	1,416,504	(17,915)	141,580	(4,900)
AFS equity securities:
Common stock	31,148	(1,998)	—	—
Preferred stock	1,531	(40)	—	—
Total AFS equity securities	32,679	(2,038)	—	—
Total AFS	$1,449,183	(19,953)	141,580	(4,900)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.

The table below provides our net unrealized/unrecognized loss positions by impairment severity for both AFS and HTM securities as of March 31, 2016 compared with December 31, 2015:

($ in thousands)
March 31, 2016			December 31, 2015
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
252	80% - 99%	$8,120	606	80% - 99%	$22,971
—	60% - 79%	—	3	60% - 79%	1,888
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$8,120			$24,859

We do not intend to sell any of the securities in the tables above, nor do we believe we will be required to sell any of these securities. We have also reviewed these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report, and have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at March 31, 2016, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at March 31, 2016:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$83,751	85,409
Due after one year through five years	66,301	70,301
Due after five years through 10 years	13,521	15,549
Total HTM fixed income securities	$163,573	171,259

Listed below are the contractual maturities of AFS fixed income securities at March 31, 2016:

($ in thousands)	Fair Value
Due in one year or less	$475,265
Due after one year through five years	2,254,485
Due after five years through 10 years	1,744,928
Due after 10 years	125,790
Total AFS fixed income securities	$4,600,468

(e) We evaluate the alternative investments and the tax credit investments that are included in our other investments portfolio to determine whether those investments are VIEs and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary including whether we have: (i) the power to direct activities; (ii) the ability to remove the decision maker of the VIE; (iii) the ability to participate in making decisions that are significant to the VIE; and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have determined that the investments in our other investment portfolio are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2016			December 31, 2015
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$32,478	28,750	61,228	35,088	30,204	65,292
Private credit	21,939	25,129	47,068	13,246	15,129	28,375
Real assets	16,792	28,559	45,351	19,500	25,820	45,320
Total alternative investments	71,209	82,438	153,647	67,834	71,153	138,987
Other securities	9,707	6,850	16,557	10,008	3,200	13,208
Total other investments	$80,916	89,288	170,204	77,842	74,353	152,195
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized from our investment in Other securities are subject to the risk of recapture, which we do not consider significant.

We do not have a future obligation to fund losses or debts on behalf of the investments above; however, we may voluntarily contribute funds. We have not provided any non-contractual financial support at any time during 2016 or 2015.

In addition to the strategy descriptions included in Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report, our private credit strategy now includes middle market lending, which is a strategy that provides privately negotiated loans to U.S. middle market companies.  Typically, these are floating rate, senior secured loans diversified across industries.  Loans can be made to private equity sponsor-backed companies or non-sponsored companies to finance leveraged buyouts, recapitalizations, and acquisitions.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three-month periods ended December 31 is as follows:

Income Statement Information	Quarter ended December 31,
($ in millions)	2015	2014
Net investment income	$46.6	77.0
Realized gains	752.5	160.5
Net change in unrealized depreciation	(883.2)	(518.0)
Net loss	$(84.1)	(280.5)
Selective’s insurance subsidiaries’ other investments loss	$(1.1)	(3.5)

(f) We have pledged certain AFS fixed income securities as collateral related to our: (i) outstanding borrowing of $60 million with the Federal Home Loan Bank of Indianapolis ("FHLBI"); and (ii) reinsurance obligations related to our 2011 acquisition of our excess and surplus lines ("E&S") book of business. In addition, certain securities were on deposit with various state and regulatory agencies at March 31, 2016 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2016:

($ in millions)	FHLBI Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.6	—	23.8	31.4
Obligations of states and political subdivisions	—	5.0	—	5.0
Corporate securities	—	4.8	—	4.8
CMBS	1.1	—	—	1.1
RMBS	54.7	1.8	—	56.5
Total pledged as collateral	$63.4	11.6	23.8	98.8

(g) The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than certain U.S. government agencies, as of March 31, 2016 or December 31, 2015.

(h) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2016	2015
Fixed income securities	$31,644	30,967
Equity securities	2,230	1,792
Short-term investments	159	25
Other investments	(1,066)	(3,540)
Investment expenses	(2,198)	(2,327)
Net investment income earned	$30,769	26,917

(i) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2016	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$973	—	973
Total AFS fixed income securities	973	—	973
AFS equity securities:
Common stock	2,617	—	2,617
Preferred stock	3	—	3
Total AFS equity securities	2,620	—	2,620
Total OTTI losses	$3,593	—	3,593

First Quarter 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,009	—	1,009
RMBS	1	—	1
Total AFS fixed income securities	1,010	—	1,010
AFS equity securities:
Common stock	1,084	—	1,084
Preferred stock	—	—	—
Total AFS equity securities	1,084	—	1,084
Total OTTI losses	$2,094	—	2,094

For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2016	2015
HTM fixed income securities
Losses	$(1)	(1)
AFS fixed income securities
Gains	620	1,502
Losses	(36)	(112)
AFS equity securities
Gains	330	21,318
Losses	(20)	(1,076)
Other investments
Losses	(4)	(654)
Total net realized gains (excluding OTTI charges)	$889	20,977

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $17.2 million and $138.4 million in First Quarter 2016 and First Quarter 2015, respectively. The $21.0 million in net realized gains for First Quarter 2015 were primarily due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

NOTE 5. Indebtedness
On February 26, 2016, Selective Insurance Company of America ("SICA") borrowed short-term funds of $25 million from the Federal Home Loan Bank of New York at an interest rate of 0.59%. This borrowing was repaid on March 18, 2016. For additional information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$163,573	171,259	201,354	209,544
AFS	4,600,468	4,600,468	4,408,203	4,408,203
Equity securities, AFS	215,789	215,789	207,051	207,051
Short-term investments	103,132	103,132	194,819	194,819
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$15,000	15,014	15,000	14,977
1.25% borrowings from FHLBI	45,000	45,250	45,000	45,083
Total short-term debt	$60,000	60,264	60,000	60,060

Long-term debt:
7.25% Senior Notes	$49,899	59,406	49,898	56,929
6.70% Senior Notes	99,419	115,478	99,415	110,363
5.875% Senior Notes	185,000	192,252	185,000	192,474
Subtotal long-term debt	334,318	367,136	334,313	359,766
Unamortized debt issuance costs	(6,005)		(6,121)
Total long-term debt	$328,313		328,192

For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2016 and December 31, 2015:

March 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 3/31/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$102,618	42,570	60,048	—
Foreign government	13,742	—	13,742	—
Obligations of states and political subdivisions	1,435,315	—	1,435,315	—
Corporate securities	1,987,956	—	1,987,956	—
ABS	245,817	—	245,817	—
CMBS	252,892	—	252,892	—
RMBS	562,128	—	562,128	—
Total AFS fixed income securities	4,600,468	42,570	4,557,898	—
AFS equity securities:
Common stock	202,619	199,347	—	3,272
Preferred stock	13,170	13,170	—	—
Total AFS equity securities	215,789	212,517	—	3,272
Total AFS securities	4,816,257	255,087	4,557,898	3,272
Short-term investments	103,132	103,132	—	—
Total assets measured at fair value	$4,919,389	358,219	4,557,898	3,272

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$104,115	42,702	61,413	—
Foreign government	15,181	—	15,181	—
Obligations of states and political subdivisions	1,359,142	—	1,359,142	—
Corporate securities	1,900,182	—	1,900,182	—
ABS	244,154	—	244,154	—
CMBS	243,592	—	243,592	—
RMBS	541,837	—	541,837	—
Total AFS fixed income securities	4,408,203	42,702	4,365,501	—
AFS equity securities:
Common stock	194,789	191,517	—	3,272
Preferred stock	12,262	12,262	—	—
Total AFS equity securities	207,051	203,779	—	3,272
Total AFS securities	4,615,254	246,481	4,365,501	3,272
Short-term investments	194,819	194,819	—	—
Total assets measured at fair value	$4,810,073	441,300	4,365,501	3,272

[1]	There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the quarter ended March 31, 2016:

March 31, 2016	Common Stock
($ in thousands)
Fair value, December 31, 2015	$3,272
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	1,126
Sales	(1,126)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, March 31, 2016	$3,272

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2016 and December 31, 2015:

March 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 3/31/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$143,908	—	143,908	—
Corporate securities	21,948	—	18,467	3,481
ABS	805	—	805	—
CMBS	4,598	—	4,598	—
Total HTM fixed income securities	$171,259	—	167,778	3,481
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$15,014	—	15,014	—
1.25% borrowings from FHLBI	45,250	—	45,250	—
Total short-term debt	$60,264	—	60,264	—

Long-term debt:
7.25% Senior Notes	$59,406	—	59,406	—
6.70% Senior Notes	115,478	—	115,478	—
5.875% Senior Notes	192,252	192,252	—	—
Total long-term debt	$367,136	192,252	174,884	—

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$181,880	—	181,880	—
Corporate securities	22,015	—	18,679	3,336
ABS	1,028	—	1,028	—
CMBS	4,621	—	4,621	—
Total HTM fixed income securities	$209,544	—	206,208	3,336
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$14,977	—	14,977	—
1.25% borrowings from FHLBI	45,083	—	45,083	—
Total short-term debt	$60,060	—	60,060	—

Long-term debt:
7.25% Senior Notes	$56,929	—	56,929	—
6.70% Senior Notes	110,363	—	110,363	—
5.875% Senior Notes	192,474	192,474	—	—
Total long-term debt	$359,766	192,474	167,292	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.

	Quarter ended March 31,
($ in thousands)	2016	2015
Premiums written:
Direct	$646,278	598,783
Assumed	6,320	6,081
Ceded	(87,239)	(86,776)
Net	$565,359	518,088
Premiums earned:
Direct	$606,661	562,042
Assumed	6,270	5,908
Ceded	(90,473)	(91,827)
Net	$522,458	476,123
Loss and loss expense incurred:
Direct	$361,639	312,246
Assumed	6,355	4,662
Ceded	(70,850)	(31,909)
Net	$297,144	284,999

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2016	2015
Ceded premiums written	$(53,248)	(53,842)
Ceded premiums earned	(56,814)	(58,998)
Ceded loss and loss expense incurred	(40,718)	(6,249)

NOTE 8. Segment Information
We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our insurance operations, as well as our earnings and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2016	2015
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$95,419	86,355
Workers compensation	76,000	68,477
General liability	128,085	114,971
Commercial property	70,178	64,563
Businessowners’ policies	23,904	22,699
Bonds	5,464	5,000
Other	3,839	3,468
Miscellaneous income	690	1,669
Total Standard Commercial Lines revenue	403,579	367,202
Standard Personal Lines:
Net premiums earned:
Personal automobile	35,780	37,010
Homeowners	32,900	33,721
Other	1,525	1,748
Miscellaneous income	260	300
Total Standard Personal Lines revenue	70,465	72,779
E&S Lines:
Net premiums earned:
General liability	35,522	26,726
Commercial property	11,444	9,655
Commercial automobile	2,398	1,730
Miscellaneous income	1	—
Total E&S Lines revenue	49,365	38,111
Investments:
Net investment income	30,769	26,917
Net realized investment (losses) gains	(2,704)	18,883
Total Investments revenue	28,065	45,800
Total revenues	$551,474	523,892

Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2016	2015
Standard Commercial Lines:
Underwriting gain	$30,932	30,036
GAAP combined ratio	92.3%	91.8
Statutory combined ratio	89.7	89.7

Standard Personal Lines:
Underwriting gain (loss)	$8,605	(2,466)
GAAP combined ratio	87.7%	103.4
Statutory combined ratio	90.6	105.1

E&S Insurance Operations:
Underwriting gain (loss)	$1,418	(1,549)
GAAP combined ratio	97.1%	104.1
Statutory combined ratio	98.4	102.1

Investments:
Net investment income	$30,769	26,917
Net realized investment (losses) gains	(2,704)	18,883
Total investment income, before federal income tax	28,065	45,800
Tax on investment income	6,263	12,318
Total investment income, after federal income tax	$21,802	33,482

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2016	2015
Underwriting gain, before federal income tax
Standard Commercial Lines	$30,932	30,036
Standard Personal Lines	8,605	(2,466)
E&S Lines	1,418	(1,549)
Investment income, before federal income tax	28,065	45,800
Total all segments	69,020	71,821
Interest expense	(5,606)	(5,604)
General corporate and other expenses	(11,539)	(9,927)
Income before federal income tax	$51,875	56,290

NOTE 9. Retirement Plans
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information concerning SICA's retirement plans, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.

The following tables provide information regarding the Pension Plan:

	Pension Plan Quarter ended March 31,
($ in thousands)	2016	2015
Net Periodic Benefit Cost:
Service cost	$1,606	1,913
Interest cost	3,102	3,408
Expected return on plan assets	(3,988)	(3,990)
Amortization of unrecognized net actuarial loss	1,480	1,643
Total net periodic cost	$2,200	2,974

	Pension Plan Quarter ended March 31,
	2016	2015
Weighted-Average Expense Assumptions:
Discount rate	4.69%	4.29
Effective interest rate for calculation of service cost	4.52	—
Effective interest rate for calculation of interest cost	4.02	—
Expected return on plan assets	6.37	6.27
Rate of compensation increase	4.00	4.00

Effective January 1, 2016, the approach used to calculate the service and interest components of net periodic benefit cost for the Pension Plan was changed to provide a more precise measurement of service and interest costs. Historically, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. On January 1, 2016, we elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We accounted for this change prospectively as a change in accounting estimate.

We presently anticipate contributing approximately $30 million to the Pension Plan in 2016, $3.2 million of which has been funded as of March 31, 2016.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2016 and First Quarter 2015 are as follows:

First Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$51,875	14,843	37,032
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	65,737	23,008	42,729
Amounts reclassified into net income:
HTM securities	(72)	(25)	(47)
Realized losses on AFS securities	2,699	945	1,754
Total unrealized gains on investment securities	68,364	23,928	44,436
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,516	530	986
Total defined benefit pension and post-retirement plans	1,516	530	986
Other comprehensive income	69,880	24,458	45,422
Comprehensive income	$121,755	39,301	82,454

First Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$56,290	16,582	39,708
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	23,977	8,391	15,586
Amounts reclassified into net income:
HTM securities	(261)	(91)	(170)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(19,895)	(6,963)	(12,932)
Total unrealized gains on investment securities	4,178	1,462	2,716
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	598	1,111
Total defined benefit pension and post-retirement plans	1,709	598	1,111
Other comprehensive income	5,887	2,060	3,827
Comprehensive income	$62,177	18,642	43,535

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2016 are as follows:

March 31, 2016
	Net Unrealized Gain on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2015	$(282)	194	45,083	44,995	(54,420)	(9,425)
OCI before reclassifications	—	—	42,729	42,729	—	42,729
Amounts reclassified from AOCI	—	(47)	1,754	1,707	986	2,693
Net current period OCI	—	(47)	44,483	44,436	986	45,422
Balance, March 31, 2016	$(282)	147	89,566	89,431	(53,434)	35,997

The reclassifications out of AOCI are as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2016	2015
OTTI related
Non-credit OTTI on disposed securities	$—	357	Net realized (losses) gains
	—	357	Income before federal income tax
	—	(125)	Total federal income tax expense
	—	232	Net income
HTM related
Unrealized losses on HTM disposals	28	50	Net realized (losses) gains
Amortization of net unrealized gains on HTM securities	(100)	(311)	Net investment income earned
	(72)	(261)	Income before federal income tax
	25	91	Total federal income tax expense
	(47)	(170)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	2,699	(19,895)	Net realized (losses) gains
	2,699	(19,895)	Income before federal income tax
	(945)	6,963	Total federal income tax expense
	1,754	(12,932)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	329	371	Loss and loss expense incurred
	1,187	1,338	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,516	1,709	Income before federal income tax
	(530)	(598)	Total federal income tax expense
	986	1,111	Net income

Total reclassifications for the period	$2,693	(11,759)	Net income

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

Our insurance subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our insurance subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of March 31, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Introduction
Selective Insurance Group, Inc. (the "Parent"), through its insurance subsidiaries, offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines - which represents 77% of our combined insurance segments' net premiums written ("NPW"), sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,150 distribution partners in the standard marketplace.

•
Standard Personal Lines - which includes our flood business, represents approximately 13% of our combined insurance segments' NPW and sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners in the standard marketplace. In addition, we have approximately 5,000 distribution partners selling our flood business.

•
E&S Lines - which represents 10% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 80 distribution partners. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history and cannot obtain coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are more narrowly customized for specific risks.

•	Investments - invests the premiums collected by our Standard Commercial Lines, Standard Personal Lines, and E&S
Lines, as well as our earnings and amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Commercial and Standard Personal Lines products and services are written through our nine insurance subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP").
Our E&S products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.
Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the U.S. Securities and Exchange Commission ("SEC").
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the first quarters ended March 31, 2016 (“First Quarter 2016”) and March 31, 2015 (“First Quarter 2015”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, Short-term Borrowings, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments most critical to the preparation of the consolidated financial statements involve the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) other-than-temporary investment impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to pages 36 through 47 of our 2015 Annual Report.

Financial Highlights of Results for First Quarter 2016 and First Quarter 20151

	Quarter ended March 31,
($ and shares in thousands, except per share amounts)	2016	2015	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$551,474	523,892	5%
Net investment income earned	30,769	26,917	14
Income before federal income tax	51,875	56,290	(8)
Net income	37,032	39,708	(7)
Diluted net income per share	0.63	0.69	(9)
Diluted weighted-average outstanding shares	58,507	57,720	1
GAAP combined ratio	92.2%	94.5	(2.3)	pts
Statutory combined ratio	90.7	93.0	(2.3)
Invested assets per dollar of stockholders' equity	$3.50	3.72	(6)%
After-tax yield on investments	1.8%	1.7	0.1	pts
Return on average equity ("ROE")	10.3	12.3	(2.0)
Non-GAAP measures:
Operating income[2]	$38,790	27,434	41%
Diluted operating income per share[2]	0.66	0.48	38
Operating ROE[2]	10.8%	8.5	2.3	pts

[1]	Refer to the Glossary of Terms attached to our 2015 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended March 31,
($ in thousands, except per share amounts)	2016	2015
Operating income	$38,790	27,434
Net realized (losses) gains, net of tax	(1,758)	12,274
Net income	$37,032	39,708

Diluted operating income per share	$0.66	0.48
Diluted net realized (losses) gains per share	(0.03)	0.21
Diluted net income per share	$0.63	0.69

It is our goal to average an operating ROE that is at least three points higher than our weighted-average cost of capital. At March 31, 2016, our weighted-average cost of capital was 8.1%. Our ROE contributions by component are as follows:

ROE	Quarter ended March 31,
	2016	2015
Insurance Segments	7.4%	5.2
Investment income[1]	6.6	6.5
Other	(3.2)	(3.2)
Operating ROE	10.8	8.5
Net realized (losses) gains[1]	(0.5)	3.8
ROE	10.3%	12.3
1 Investment segment results are the combination of Investment income and Net realized (losses) gains.

Insurance Segments
The key metric in understanding our insurance segments’ contribution to operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2016	2015
GAAP Insurance Operations Results:
NPW	$565,359	518,088	9%
Net premiums earned (“NPE”)	522,458	476,123	10
Less:
Loss and loss expense incurred	297,144	284,999	4
Net underwriting expenses incurred	182,706	163,578	12
Dividends to policyholders	1,653	1,525	8
Underwriting gain	$40,955	26,021	57%
GAAP Ratios:
Loss and loss expense ratio	56.9%	59.9	(3.0)	pts
Underwriting expense ratio	35.0	34.3	0.7
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	92.2	94.5	(2.3)
Statutory Ratios:
Loss and loss expense ratio	56.7	60.0	(3.3)
Underwriting expense ratio	33.7	32.7	1.0
Dividends to policyholders ratio	0.3	0.3	—
Combined ratio	90.7%	93.0	(2.3)	pts

The GAAP combined ratio improved by 2.3 points in First Quarter 2016 compared to First Quarter 2015. This improvement was driven by the loss and loss expense ratio, reflecting lower catastrophe and non-catastrophe property losses, as last year was heavily impacted by severe winter weather. Quantitative details are as follows:

	First Quarter 2016			First Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$14.4	2.8	pts	$25.3	5.3	pts	(2.5)	pts
Non-catastrophe property losses	66.4	12.7		71.0	14.9		(2.2)

Partially offsetting these items was lower favorable prior year casualty reserve development, as illustrated in the table below.

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended March 31,
($ in millions)	2016		2015
General liability	$(11.0)		(20.0)
Commercial automobile	5.0		1.0
Workers compensation	(12.0)		(5.0)
Businessowners' policies	—		3.0
Total Standard Commercial Lines	(18.0)		(21.0)

E&S	1.0		1.0

Total (favorable) prior year casualty reserve development	$(17.0)		(20.0)

(Favorable) impact on loss ratio	(3.3)	pts	(4.2)
For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Also impacting the GAAP combined ratio was an increase in the underwriting expense ratio that was driven by higher supplemental commission expense to our agents, due to improved profitability, which increased the ratio by 0.8 points.

Investments Segment
In total, our investment segment contributed 6.1 points to our overall ROE in First Quarter 2016 compared to 10.3 points in First Quarter 2015. The primary driver of this 4.2-point decrease was a $21.6 million decrease in pre-tax net realized gains this year, the timing of which is largely subjective from one period to the next. On an operating basis, our investment segment contributed 6.6 points to ROE in First Quarter 2016 compared to 6.5 points in First Quarter 2015.

Outlook
A.M. Best Company, Inc. ("A.M. Best") projected a 2016 industry statutory combined ratio of 99.2% in their Review & Preview Report issued in February 2016. This projection included industry catastrophe losses of 4.7 points and favorable reserve development of 1.7 points. A.M. Best also projected decreasing investment yields to continue into 2016.
In 2016, we celebrate our 90th year of business and our pillars of success continue to be: (i) our unique field model combined with sophisticated underwriting and claims capabilities; (ii) true franchise value with our distribution partners; and (iii) delivering a superior customer experience with our “best in class” employees. In 2016, we plan to leverage our competitive advantages by increasing our share of wallet with existing agents while adding agents in areas with strong new business opportunities and exploring potential geographic expansion for our standard lines operations.
To that end, we remain focused on becoming a more customer-centric company in 2016. In 2015, we made key strategic investments in technology as part of our efforts to deliver a superior customer experience across all interactions. Over the last year, we have rolled out self-servicing capabilities via our mobile application, mobile web, and on the desktop, and relaunched our public website with simplified navigation, richer content, and responsive capabilities. These investments have enabled us to provide our customers with 24/7 access to transactional capabilities and information. Customers expect this level of service and access from every company with which they conduct business. We view omni-channel as a key to future success in our industry and we will continue to focus our efforts in this area in 2016.
In First Quarter 2016, our statutory combined ratio was 90.7%, which included 2.8 points of catastrophe losses and 3.3 points of favorable prior year casualty reserve development. Based on these results, we are maintaining the following guidance for full year 2016:

•	An ex-catastrophe combined ratio of approximately 91%, which assumes no additional prior year casualty reserve development;

•	3.5 points of catastrophe losses;

•	After-tax investment income of approximately $100 million; and

•	Weighted average shares of approximately 58.5 million.

Our goal is to generate an operating ROE that is 300 basis points in excess of our weighted average cost of capital, which was 8.1% as of March 31, 2016. Based upon our expected after-tax return on investments, a statutory combined ratio of approximately 93% would be required to meet that target.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$455,063	415,258	10%
NPE	402,889	365,533	10
Less:
Loss and loss expense incurred	223,350	206,148	8
Net underwriting expenses incurred	146,954	127,824	15
Dividends to policyholders	1,653	1,525	8
Underwriting gain	$30,932	30,036	3%
GAAP Ratios:
Loss and loss expense ratio	55.4%	56.4	(1.0)	pts
Underwriting expense ratio	36.5	35.0	1.5
Dividends to policyholders ratio	0.4	0.4	—
Combined ratio	92.3	91.8	0.5
Statutory Ratios:
Loss and loss expense ratio	55.2	56.5	(1.3)
Underwriting expense ratio	34.1	32.8	1.3
Dividends to policyholders ratio	0.4	0.4	—
Combined ratio	89.7%	89.7	—	pts

The increase in NPW in First Quarter 2016 compared to First Quarter 2015 was driven by renewal pure price increases and strong retention.

	Quarter ended March 31,
($ in millions)	2016	2015
Retention	85%	84
Renewal pure price increases	2.8	3.5
Direct new business	$87.6	88.4

The NPE increase in First Quarter 2016 was consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2016 compared with the twelve-month period ended March 31, 2015.

The GAAP loss and loss expense ratio improved 1.0 points in First Quarter 2016 compared to First Quarter 2015, driven by lower property losses, which were partially offset by lower favorable prior year casualty reserve development.

Information regarding these fluctuations is as follows:

	First Quarter 2016			First Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$11.6	2.9	pts	$18.7	5.1	pts	(2.2)	pts
Non-catastrophe property losses	43.6	10.8		40.4	11.1		(0.3)
Favorable prior year casualty reserve development	(18.0)	(4.5)		(21.0)	(5.7)		1.2

For additional information regarding the development by line of business, see the "Financial Highlights" section above and the line of business discussions below.

The increase in the GAAP underwriting expense ratio in First Quarter 2016 compared to First Quarter 2015 was primarily attributable to higher supplemental commission expense to our distribution partners of 1.0 points.

The following is a discussion of our most significant standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
Statutory NPW	$144,706	130,482	11%
Direct new business	26,111	25,229	3
Retention	85%	84	1	pts
Renewal pure price increases	2.0	3.5	(1.5)
Statutory NPE	$128,085	114,971	11%
Statutory combined ratio	83.4%	73.0	10.4	pts
% of total statutory standard Commercial Lines NPW	32	31
The statutory combined ratio increase in First Quarter 2016 was driven by: (i) lower favorable prior year casualty reserve development as illustrated in the table below; and (ii) higher supplemental commission expense to our distribution partners that added 0.7 points to the combined ratio.

	First Quarter 2016			First Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(11.0)	(8.6)	pts	$(20.0)	(17.4)	pts	8.8	pts

The significant drivers of the development were as follows:

•	2016: Primarily attributable to lower claims frequencies and severities in the 2011 through 2014 accident years.

•	2015: Primarily attributable to continued lower claims frequencies in the 2009 through 2013 accident years.

Commercial Automobile
	Quarter ended March 31,		Change % or Points
($ in thousands)	2016	2015
Statutory NPW	$108,208	96,587	12%
Direct new business	18,589	18,365	1
Retention	85%	84	1	pts
Renewal pure price increases	5.0	4.0	1.0
Statutory NPE	$95,419	86,355	10%
Statutory combined ratio	104.9%	99.4	5.5	pts
% of total statutory standard Commercial Lines NPW	24	23
The 5.5-point increase in the statutory combined ratio in First Quarter 2016 compared to First Quarter 2015 was driven by: (i) an increase in unfavorable prior year casualty reserve development; (ii) higher non-catastrophe property losses; and (iii) higher supplemental commission expense to our distribution partners that added an additional 0.7 points to the statutory combined ratio.

Quantitative information regarding the development and non-catastrophe property losses is as follows:

	First Quarter 2016			First Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$5.0	5.2	pts	$1.0	1.2	pts	4.0	pts
Non-catastrophe property losses	15.3	16.0		13.2	15.3		0.7

Unfavorable prior year casualty reserve development in First Quarter 2016 was primarily due to higher claims frequencies in the 2015 accident year.

Workers Compensation
	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
Statutory NPW	$91,312	83,805	9%
Direct new business	17,730	20,120	(12)
Retention	84%	83	1	pts
Renewal pure price increases	1.8	3.4	(1.6)
Statutory NPE	$76,000	68,477	11%
Statutory combined ratio	81.1%	90.7	(9.6)	pts
% of total statutory standard Commercial Lines NPW	20	20

The decrease in the statutory combined ratio in First Quarter 2016 compared to First Quarter 2015 was due to favorable prior year casualty reserve development as follows:

•	2016: Favorable prior year casualty reserve development of $12 million, or 15.8 points, related primarily to lower severities in accident years 2013 and prior.

•	2015: Favorable prior year casualty reserve development of $5 million, or 7.3 points, related primarily to accident years 2012 through 2013.

Commercial Property
	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
Statutory NPW	$75,644	70,898	7%
Direct new business	17,809	17,895	—
Retention	83%	83	—	pts
Renewal pure price increases	2.2	3.0	(0.8)
Statutory NPE	$70,178	64,563	9%
Statutory combined ratio	91.8%	98.5	(6.7)	pts
% of total statutory standard Commercial Lines NPW	17	17

The decrease in the statutory combined ratio in First Quarter 2016 compared to First Quarter 2015 was due to the following:

	First Quarter 2016			First Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$10.2	14.6	pts	$15.2	23.5	pts	(8.9)	pts
Non-catastrophe property losses	23.2	33.0		21.5	33.3		(0.3)

These were partially offset by higher supplemental commission expense to our distribution partners of 0.8 points.

Standard Personal Lines

	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$61,969	65,024	(5)%
NPE	70,205	72,479	(3)
Less:
Loss and loss expense incurred	39,695	52,969	(25)
Net underwriting expenses incurred	21,905	21,976	—
Underwriting gain (loss)	$8,605	(2,466)	449%
GAAP Ratios:
Loss and loss expense ratio	56.5%	73.1	(16.6)	pts
Underwriting expense ratio	31.2	30.3	0.9
Combined ratio	87.7	103.4	(15.7)
Statutory Ratios:
Loss and loss expense ratio	56.5	73.5	(17.0)
Underwriting expense ratio	34.1	31.6	2.5
Combined ratio	90.6%	105.1	(14.5)	pts

The decrease in NPW in First Quarter 2016 compared to First Quarter 2015 was primarily driven by new business that is not sufficient to compensate for the attrition reflected in our 82% retention ratio.

	Quarter ended March 31,
($ in millions)	2016	2015
New business	$7.4	7.3
Retention	82%	82
Renewal pure price increases	5.1	6.4

The NPE decrease in First Quarter 2016 was consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2016 compared with the twelve-month period ended March 31, 2015.

The GAAP loss and loss expense ratio decreased 16.6 points in First Quarter 2016 compared to First Quarter 2015. The drivers of this fluctuation were as follows:

	First Quarter 2016			First Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$2.2	3.2	pts	$6.3	8.7	pts	(5.5)	pts
Non-catastrophe property losses	16.3	23.2		24.1	33.3		(10.1)
Flood claims handling fees	(1.1)	(1.5)		(0.5)	(0.7)		(0.8)

The increase in the GAAP underwriting expense ratio in First Quarter 2016 compared to First Quarter 2015 was primarily driven by increased costs associated with: (i) capital improvements; and (ii) underwriting expenses from third-party data vendors.

E&S Insurance Operations

	Quarter ended March 31,
($ in thousands)	2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$48,327	37,806	28%
NPE	49,364	38,111	30
Less:
Loss and loss expense incurred	34,099	25,882	32
Net underwriting expenses incurred	13,847	13,778	1
Underwriting gain (loss)	$1,418	(1,549)	192%
GAAP Ratios:
Loss and loss expense ratio	69.1%	67.9	1.2	pts
Underwriting expense ratio	28.0	36.2	(8.2)
Combined ratio	97.1	104.1	(7.0)
Statutory Ratios:
Loss and loss expense ratio	68.9	67.7	1.2
Underwriting expense ratio	29.5	34.4	(4.9)
Combined ratio	98.4%	102.1	(3.7)	pts

The increase in NPW for First Quarter 2016 compared to First Quarter 2015, was primarily driven by a 3.3% price increase in this segment of our business, coupled with higher audit premium.

The NPE increase in First Quarter 2016 was consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2016 compared to the twelve-month period ended March 31, 2015.

The GAAP loss and loss expense ratio increased by 1.2 points in First Quarter 2016 compared to the same prior year period. This variance reflects a 5.8-point increase in current year loss costs, partially offset by the following:

	First Quarter 2016			First Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$6.5	13.1	pts	$6.5	17.0	pts	(3.9)	pts
Unfavorable prior year casualty development	1.0	2.0		1.0	2.8		(0.8)

The GAAP underwriting expense ratio decreased 8.2 points primarily due to the following:

•	A 3.5-point reduction due to a lower annual cash incentive plan payment for employees in this segment based on 2015 underwriting results; and

•
A 1.9-point reduction due to lower commission expenses to our distribution partners reflecting a change in the mix of business written in this segment, as well as lower supplemental commission expense.

In addition, the 30% growth in premiums earned in First Quarter 2016 compared to last year has more than outpaced the increase in fixed expenses, thus reducing the expense ratio.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold,” low turnover approach.

Total Invested Assets
($ in thousands)	March 31, 2016	December 31, 2015	Change % or Points
Total invested assets	$5,163,878	5,089,269	1%
Unrealized gain – before tax	137,587	69,224	99
Unrealized gain – after tax	89,432	44,996	99
Invested assets per dollar of stockholders' equity	3.50	3.64	(4)
Annualized after-tax yield on investment portfolio	1.8%	1.9	(0.1)	pts

The increase in invested assets at March 31, 2016 compared to December 31, 2015 was driven by higher unrealized gains, especially on our fixed income securities portfolio. During First Quarter 2016, interest rates on the 10-year U.S. Treasury Note fell by 50 basis points, which drove the increase in unrealized gains on this portfolio while credit spreads remained flat with year end. While the low interest rate environment favorably impacts our unrealized position, it presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing.

Fixed Income Securities
At March 31, 2016, our fixed income securities portfolio represented 92% of our total invested assets, compared to our December 31, 2015 allocation of 91%. The average duration of the fixed income securities portfolio as of March 31, 2016 was 3.8 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.3 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Our fixed income securities portfolio had a weighted average credit rating of "AA-" as of March 31, 2016 and December 31, 2015.

The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2015. Our top 10 state exposures still represent 51% of the total municipal bond portfolio and have an average rating of "AA." A portion of our municipal bond portfolio contains insurance enhancements; however, the ratings of the securities with and without insurance remained unchanged as we generally purchase securities based on their underlying credit quality. For details regarding this credit quality information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2015 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2016	2015
Fixed income securities	$31,644	30,967
Equity securities	2,230	1,792
Short-term investments	159	25
Other investments	(1,066)	(3,540)
Investment expenses	(2,198)	(2,327)
Net investment income earned – before tax	30,769	26,917
Net investment income tax expense	(7,209)	(5,709)
Net investment income earned – after tax	$23,560	21,208
Effective tax rate	23.4%	21.2
Annualized after-tax yield on fixed income securities	2.0	2.1
Annualized after-tax yield on investment portfolio	1.8	1.7

Net investment income before tax increased in First Quarter 2016 compared to the same prior year period driven by lower losses from the alternative investments in our other investment portfolio. These alternative investments continue to be impacted by negative returns on our energy-related limited partnerships, but to a lesser extent than experienced in First Quarter 2015.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Total net realized losses amounted to $2.7 million in First Quarter 2016, compared to net realized gains of $18.9 million in First Quarter 2015. These amounts included OTTI charges of $3.6 million and $2.1 million in each period, respectively.

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in million)	2016	2015
Federal income tax expense	$14.8	16.6
Effective tax rate	29%	29

Federal income tax expense decreased in First Quarter 2016 compared with the same prior year period due to lower pre-tax income, primarily driven by a decrease in net realized gains that was partially offset by higher underwriting profit. The effective tax rate remained consistent with the same period last year, as tax-advantaged income remained flat compared to the decrease in overall pre-tax income. The majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $104 million at March 31, 2016 was comprised of $23 million at the Parent and $81 million at the Insurance Subsidiaries. Short-term investments are generally maintained in

"AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent continues to maintain a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $64 million at March 31, 2016, compared with $62 million at December 31, 2015.

Sources of Liquidity
Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, the investment portfolio discussed above, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of stock and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $61 million in total dividends to the Parent in 2016. Cash dividends of $15 million were paid during First Quarter 2016. As of December 31, 2015, our allowable ordinary maximum dividend was $178 million for 2016.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. Indiana state regulators passed legislation revising the calculation to determine an extraordinary dividend, which will become effective July 1, 2016. We do not anticipate that these changes will have a material impact on our allowable ordinary dividends for 2016. For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio, including short-term investments, was 3.8 years as of March 31, 2016, while the liabilities of the Insurance Subsidiaries have a duration of 4.3 years. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2016	Actual as of March 31, 2016
Consolidated net worth	$982 million	$1.5 billion
Statutory surplus	Not less than $750 million	$1.5 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	21.2%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

Several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank, which provides those subsidiaries with additional access to liquidity. Membership is as follows:

Branch	Insurance Subsidiary Member
Federal Home Loan Bank of Indianapolis ("FHLBI")	Selective Insurance Company of South Carolina ("SICSC")[1] Selective Insurance Company of the Southeast ("SICSE")[1]
Federal Home Loan Bank of New York ("FHLBNY")	Selective Insurance Company of America ("SICA") Selective Insurance Company of New York ("SICNY")
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, the FHLBNY limits borrowings by SICA and SICNY to 5% of admitted assets for the previous year. All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q. The following table provides information on the remaining capacity for Federal Home Loan Bank borrowings based on these restrictions, as well as the amount of additional stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of March 31, 2016
SICSC	$594.3	$59.4	32.0	27.4	1.2
SICSE	461.8	46.2	28.0	18.2	0.8
SICA	2,140.7	107.0	—	107.0	4.8
SICNY	403.4	20.2	—	20.2	0.9
Total		$232.8	60.0	172.8	7.7

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The following table provides information on the Parent’s borrowings and remaining borrowing capacity from the Indiana Subsidiaries:

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of March 31, 2016
SICSC	$594.3	$59.4	31.0	28.4
SICSE	461.8	46.2	18.5	27.7
Total		$105.6	49.5	56.1

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during First Quarter 2016.

Uses of Liquidity
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

Short-term Borrowings
There were no balances outstanding under the Line of Credit at March 31, 2016 or at any time during 2016. However, on February 26, 2016 SICA borrowed $25 million from FHLBNY at an interest rate of 0.59% for general corporate purposes, which was repaid on March 18, 2016.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2016, we had statutory surplus and GAAP stockholders’ equity of $1.5 billion. With total debt of $388 million, our debt-to-capital ratio was approximately 21%.

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

Book value per share increased to $25.61 as of March 31, 2016, from $24.37 as of December 31, 2015, due to $0.63 in net income and $0.77 in unrealized gains on our investment portfolio, partially offset by $0.15 in dividends to our shareholders.

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

Our ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2015 Annual Report and continue to be as follows:

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

Off-Balance Sheet Arrangements
At March 31, 2016 and December 31, 2015, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; (iii) notes payable; and (iv) contractual obligations related to our alternative and other investments portfolio have not materially changed since December 31, 2015. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2015 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of March 31, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. The impact of these risk factors also could impact certain actions that we take as part of our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2015 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in First Quarter 2016:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2016	350	$32.42	—	—
February 1 - 29, 2016	121,798	31.45	—	—
March 1 - 31, 2016	102	35.73	—	—
Total	122,250	$31.46	—	—

1During First Quarter 2016, 118,846 shares were purchased from employees in connection with the vesting of restricted stock units and 3,404 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

ITEM 5. OTHER INFORMATION.
Our 2016 Annual Meeting of Stockholders was held on May 4, 2016. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following twelve nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	45,030,121	620,799	47,374
A. David Brown	44,906,721	738,085	53,488
John C. Burville	45,190,498	428,542	79,254
Robert Kelly Doherty	45,214,295	429,531	54,468
Michael J. Morrissey	45,210,005	441,233	47,056
Gregory E. Murphy	44,279,310	1,387,422	31,562
Cynthia S. Nicholson	45,180,926	438,458	78,910
Ronald L. O'Kelley	45,161,599	482,143	54,552
William M. Rue	41,252,672	4,401,276	44,346
John S. Scheid	45,234,355	410,217	53,722
J. Brian Thebault	44,982,447	670,105	45,742
Philip H. Urban	45,239,075	405,301	53,918

There were 5,254,983 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in our Proxy Statement for the 2016 Annual Meeting of Stockholders. The votes were as follows: 43,963,914 shares voted for this proposal; 1,528,132 shares voted against it; and 206,248 shares abstained. There were 5,254,983 broker non-votes.

(c) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The votes were as follows: 50,375,622 shares voted for this proposal; 472,803 shares voted against it; and 104,852 shares abstained.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	May 5, 2016
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	May 5, 2016
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

By: /s/ Anthony D. Harnett	May 5, 2016
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)