Form 10-Q
period 2016-06-30
SELECTIVE INSURANCE GROUP INC
filed 2016-07-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
or

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
As of July 15, 2016, there were 57,812,467 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2016	December 31, 2015
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $167,061 – 2016; $209,544 – 2015)	$160,297	201,354
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,506,580 – 2016; $4,352,514 – 2015)	4,671,786	4,408,203
Equity securities, available-for-sale – at fair value (cost: $126,881 – 2016; $193,816 – 2015)	152,938	207,051
Short-term investments (at cost which approximates fair value)	205,451	194,819
Other investments	76,051	77,842
Total investments (Note 4)	5,266,523	5,089,269
Cash	1,530	898
Interest and dividends due or accrued	39,941	38,501
Premiums receivable, net of allowance for uncollectible accounts of: $4,624 – 2016; $4,422 – 2015	706,555	615,164
Reinsurance recoverables, net of allowance for uncollectible accounts of: $6,100 – 2016; $5,700 – 2015	592,423	561,968
Prepaid reinsurance premiums	145,520	140,889
Deferred federal income tax	47,696	92,696
Property and equipment – at cost, net of accumulated depreciation and amortization of: $193,997 – 2016; $188,548 – 2015	68,573	65,701
Deferred policy acquisition costs	228,554	213,159
Goodwill	7,849	7,849
Other assets	84,477	78,339
Total assets	$7,189,641	6,904,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,590,169	3,517,728
Unearned premiums	1,263,450	1,169,710
Short-term debt	60,000	60,000
Long-term debt	328,433	328,192
Current federal income tax	8,670	7,442
Accrued salaries and benefits	118,733	167,336
Other liabilities	267,449	255,984
Total liabilities	$5,636,904	5,506,392

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 101,451,214 – 2016; 100,861,372 – 2015	202,903	201,723
Additional paid-in capital	340,109	326,656
Retained earnings	1,509,242	1,446,192
Accumulated other comprehensive income (loss) (Note 10)	72,007	(9,425)
Treasury stock – at cost (shares: 43,638,649 – 2016; 43,500,642 – 2015)	(571,524)	(567,105)
Total stockholders’ equity	$1,552,737	1,398,041
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,189,641	6,904,433

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Net premiums earned	$531,932	490,309	1,054,390	966,432
Net investment income earned	31,182	32,230	61,951	59,147
Net realized gains (losses):
Net realized investment gains	2,314	1,031	3,203	22,008
Other-than-temporary impairments	(559)	(4,451)	(4,152)	(6,545)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	10	—	10	—
Total net realized gains (losses)	1,765	(3,420)	(939)	15,463
Other income	3,868	2,854	4,819	4,823
Total revenues	568,747	521,973	1,120,221	1,045,865

Expenses:
Loss and loss expense incurred	298,479	291,561	595,623	576,560
Policy acquisition costs	190,731	169,770	373,958	334,493
Interest expense	5,620	5,612	11,226	11,216
Other expenses	11,606	8,265	25,228	20,541
Total expenses	506,436	475,208	1,006,035	942,810

Income before federal income tax	62,311	46,765	114,186	103,055

Federal income tax expense:
Current	18,318	7,733	32,402	19,987
Deferred	392	5,264	1,151	9,592
Total federal income tax expense	18,710	12,997	33,553	29,579

Net income	$43,601	33,768	80,633	73,476

Earnings per share:
Basic net income	$0.75	0.59	1.40	1.29

Diluted net income	$0.74	0.58	1.38	1.27

Dividends to stockholders	$0.15	0.14	0.30	0.28

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Net income	$43,601	33,768	80,633	73,476

Other comprehensive income (loss), net of tax:
Unrealized gains on investment securities:
Unrealized holding gains (losses) arising during period	36,188	(39,160)	78,917	(23,574)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	(6)	—	(6)	—
Amounts reclassified into net income:
Held-to-maturity securities	(12)	(120)	(59)	(290)
Non-credit other-than-temporary impairments	—	—	—	232
Realized (gains) losses on available-for-sale securities	(1,145)	2,225	609	(10,707)
Total unrealized gains (losses) on investment securities	35,025	(37,055)	79,461	(34,339)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	985	1,111	1,971	2,222
Total defined benefit pension and post-retirement plans	985	1,111	1,971	2,222
Other comprehensive income (loss)	36,010	(35,944)	81,432	(32,117)
Comprehensive income (loss)	$79,611	(2,176)	162,065	41,359

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands)	2016	2015
Common stock:
Beginning of year	$201,723	199,896
Dividend reinvestment plan (shares: 20,808 – 2016; 26,843 – 2015)	42	54
Stock purchase and compensation plans (shares: 569,034 – 2016; 611,076 – 2015)	1,138	1,222
End of period	202,903	201,172

Additional paid-in capital:
Beginning of year	326,656	305,385
Dividend reinvestment plan	696	677
Stock purchase and compensation plans	12,757	11,233
End of period	340,109	317,295

Retained earnings:
Beginning of year	1,446,192	1,313,440
Net income	80,633	73,476
Dividends to stockholders ($0.30 per share – 2016; $0.28 per share – 2015)	(17,583)	(16,235)
End of period	1,509,242	1,370,681

Accumulated other comprehensive income (loss):
Beginning of year	(9,425)	19,788
Other comprehensive income (loss)	81,432	(32,117)
End of period	72,007	(12,329)

Treasury stock:
Beginning of year	(567,105)	(562,923)
Acquisition of treasury stock (shares: 138,007 – 2016; 129,352 – 2015)	(4,419)	(3,583)
End of period	(571,524)	(566,506)
Total stockholders’ equity	$1,552,737	1,310,313

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Six Months ended June 30,
($ in thousands)	2016	2015
Operating Activities
Net income	$80,633	73,476

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,155	29,085
Stock-based compensation expense	7,203	6,049
Undistributed losses of equity method investments	1,677	2,117
Net realized losses (gains)	939	(15,463)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	41,986	66,609
Increase in unearned premiums, net of prepaid reinsurance	89,109	83,789
Decrease in net federal income taxes	2,380	19,232
Increase in premiums receivable	(91,391)	(88,813)
Increase in deferred policy acquisition costs	(15,395)	(17,616)
(Increase) decrease in interest and dividends due or accrued	(1,030)	395
Decrease in accrued salaries and benefits	(48,603)	(18,171)
Increase in other assets	(3,877)	(743)
(Decrease) increase in other liabilities	(34,659)	25,651
Net adjustments	(21,506)	92,121
Net cash provided by operating activities	59,127	165,597

Investing Activities
Purchase of fixed income securities, available-for-sale	(411,538)	(463,758)
Purchase of fixed income securities, held-to-maturity	(4,235)	—
Purchase of equity securities, available-for-sale	(16,796)	(177,386)
Purchase of other investments	(17,734)	(2,947)
Purchase of short-term investments	(691,496)	(732,278)
Sale of fixed income securities, available-for-sale	22,114	22,323
Sale of short-term investments	680,865	695,901
Redemption and maturities of fixed income securities, held-to-maturity	44,615	68,704
Redemption and maturities of fixed income securities, available-for-sale	264,244	254,995
Sale of equity securities, available-for-sale	83,793	135,548
Distributions from other investments	13,380	17,840
Purchase of property and equipment	(8,187)	(7,591)
Net cash used in investing activities	(40,975)	(188,649)

Financing Activities
Dividends to stockholders	(16,569)	(15,211)
Acquisition of treasury stock	(4,419)	(3,583)
Net proceeds from stock purchase and compensation plans	4,368	4,037
Proceeds from borrowings	55,000	15,000
Repayments of borrowings	(55,000)	—
Excess tax benefits from share-based payment arrangements	1,761	1,549
Repayments of capital lease obligations	(2,661)	(2,331)
Net cash used in financing activities	(17,520)	(539)
Net increase (decrease) in cash	632	(23,591)
Cash, beginning of year	898	23,959
Cash, end of period	$1,530	368
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2016 (“Second Quarter 2016”) and June 30, 2015 (“Second Quarter 2015”) and the six-month periods ended June 30, 2016 ("Six Months 2016") and June 30, 2015 ("Six Months 2015"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the SEC.

NOTE 2. Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that performance targets that affect vesting and could be achieved after the requisite service period be treated as performance conditions. The adoption of ASU 2014-12 in the first quarter of 2016 did not affect us, as we record expense consistent with the requirements of this accounting update.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. We adopted this guidance in the first quarter of 2016. Under the new guidance, our limited partnership and tax credit investments are variable interest entities ("VIEs"); however, we are not the primary beneficiary of any of these investments. As such, the adoption had no impact on our financial condition or results of operations. The required disclosures related to our VIEs are included in Note 4. “Investments” below.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer's accounting for the software license element of the arrangement is consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer accounts for the arrangement as a service contract. We adopted this guidance in the first quarter of 2016, with prospective application. The impact of this adoption did not have a material effect on our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides that investments for which the practical expedient is used to measure fair value at net asset value per share ("NAV") must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. ASU 2015-07 also includes disclosure requirements for investments for which the NAV practical expedient was used to determine fair value. The adoption of this guidance in the first quarter of 2016 did not impact our financial condition or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance receivables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flow
Supplemental cash flow information is as follows:

	Six Months ended June 30,
($ in thousands)	2016	2015
Cash paid during the period for:
Interest	$10,986	10,947
Federal income tax	29,000	8,500

Non-cash items:
Exchange of fixed income securities, AFS	17,702	17,120
Corporate actions related to equity securities, AFS[1]	3,032	884
Assets acquired under capital lease arrangements	2,999	3,478
Non-cash purchase of property and equipment	577	—
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $8.9 million at June 30, 2016 and $5.2 million at June 30, 2015 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of June 30, 2016 and December 31, 2015 was as follows:

June 30, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$131,480	533	132,013	4,260	—	136,273
Corporate securities	23,995	(175)	23,820	2,286	—	26,106
Asset-backed securities (“ABS”)	126	—	126	—	—	126
Commercial mortgage-backed securities (“CMBS”)	4,489	(151)	4,338	218	—	4,556
Total HTM fixed income securities	$160,090	207	160,297	6,764	—	167,061

December 31, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$175,269	848	176,117	5,763	—	181,880
Corporate securities	20,228	(185)	20,043	1,972	—	22,015
ABS	1,030	(120)	910	118	—	1,028
CMBS	4,527	(243)	4,284	337	—	4,621
Total HTM fixed income securities	$201,054	300	201,354	8,190	—	209,544

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.8 years as of June 30, 2016.

(b) Information regarding our AFS securities as of June 30, 2016 and December 31, 2015 was as follows:

June 30, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$91,933	4,237	—	96,170
Foreign government	8,635	424	—	9,059
Obligations of states and political subdivisions	1,379,548	82,604	—	1,462,152
Corporate securities	1,977,838	62,233	(1,963)	2,038,108
ABS	257,182	1,656	(127)	258,711
CMBS	249,603	6,484	(51)	256,036
Residential mortgage-backed securities (“RMBS”)	541,841	10,027	(318)	551,550
Total AFS fixed income securities	4,506,580	167,665	(2,459)	4,671,786
AFS equity securities:
Common stock	114,099	26,343	(1,023)	139,419
Preferred stock	12,782	737	—	13,519
Total AFS equity securities	126,881	27,080	(1,023)	152,938
Total AFS securities	$4,633,461	194,745	(3,482)	4,824,724

December 31, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$99,485	4,721	(91)	104,115
Foreign government	14,885	298	(2)	15,181
Obligations of states and political subdivisions	1,314,779	44,523	(160)	1,359,142
Corporate securities	1,892,296	23,407	(15,521)	1,900,182
ABS	244,541	531	(918)	244,154
CMBS	245,252	750	(2,410)	243,592
RMBS	541,276	4,274	(3,713)	541,837
Total AFS fixed income securities	4,352,514	78,504	(22,815)	4,408,203
AFS equity securities:
Common stock	181,991	14,796	(1,998)	194,789
Preferred stock	11,825	477	(40)	12,262
Total AFS equity securities	193,816	15,273	(2,038)	207,051
Total AFS securities	$4,546,330	93,777	(24,853)	4,615,254

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables provide information regarding our AFS securities in a net unrealized/unrecognized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
Corporate securities	$96,244	(822)	33,616	(1,141)
ABS	46,992	(117)	4,665	(10)
CMBS	6,348	(4)	10,451	(47)
RMBS	6,835	(19)	50,134	(299)
Total AFS fixed income securities	156,419	(962)	98,866	(1,497)
AFS equity securities:
Common stock	16,428	(1,023)	—	—
Total AFS equity securities	16,428	(1,023)	—	—
Total AFS	$172,847	(1,985)	98,866	(1,497)

December 31, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$16,006	(87)	396	(4)
Foreign government	1,067	(2)	—	—
Obligations of states and political subdivisions	28,617	(160)	—	—
Corporate securities	761,479	(12,671)	50,382	(2,850)
ABS	197,477	(807)	12,022	(111)
CMBS	146,944	(2,196)	15,385	(214)
RMBS	264,914	(1,992)	63,395	(1,721)
Total AFS fixed income securities	1,416,504	(17,915)	141,580	(4,900)
AFS equity securities:
Common stock	31,148	(1,998)	—	—
Preferred stock	1,531	(40)	—	—
Total AFS equity securities	32,679	(2,038)	—	—
Total AFS	$1,449,183	(19,953)	141,580	(4,900)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.  In addition, this column includes remaining unrealized gain or loss amounts on securities that were transferred to an HTM designation in the first quarter of 2009 for those securities that are in a net unrealized/unrecognized loss position.

There were no net unrealized/unrecognized losses on our HTM portfolio as of June 30, 2016. The table below provides our net unrealized/unrecognized loss positions by impairment severity for AFS securities as of June 30, 2016 and for both AFS and HTM securities as of December 31, 2015:

($ in thousands)
June 30, 2016			December 31, 2015
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
156	80% - 99%	$3,482	606	80% - 99%	$22,971
—	60% - 79%	—	3	60% - 79%	1,888
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$3,482			$24,859

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

(d) Fixed income securities at June 30, 2016, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at June 30, 2016:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$84,415	85,514
Due after one year through five years	65,616	69,914
Due after five years through 10 years	10,266	11,633
Total HTM fixed income securities	$160,297	167,061

Listed below are the contractual maturities of AFS fixed income securities at June 30, 2016:

($ in thousands)	Fair Value
Due in one year or less	$482,867
Due after one year through five years	2,425,517
Due after five years through 10 years	1,647,615
Due after 10 years	115,787
Total AFS fixed income securities	$4,671,786

(e) We evaluate the alternative investments and the tax credit investments that are included in our other investments portfolio to determine whether those investments are VIEs and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary including whether we have: (i) the power to direct activities of the VIE; (ii) the ability to remove the decision maker of the VIE; (iii) the ability to participate in making decisions that are significant to the VIE; and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have determined that the investments in our other investment portfolio are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2016			December 31, 2015
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$28,439	34,117	62,556	35,088	30,204	65,292
Private credit	23,336	23,243	46,579	13,246	15,129	28,375
Real assets	14,132	30,273	44,405	19,500	25,820	45,320
Total alternative investments	65,907	87,633	153,540	67,834	71,153	138,987
Other securities	10,144	6,850	16,994	10,008	3,200	13,208
Total other investments	$76,051	94,483	170,534	77,842	74,353	152,195
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized from our investment in Other securities are subject to the risk of recapture, which we do not consider significant.

We do not have a future obligation to fund losses or debts on behalf of the investments above; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We have not provided any non-contractual financial support at any time during 2016 or 2015.

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

Income Statement Information	Quarter ended March 31,		Six months ended March 31,
($ in millions)	2016	2015	2016	2015
Net investment (loss) income	$(4.6)	8.5	$37.0	95.6
Realized gains	193.2	279.4	981.1	592.5
Net change in unrealized depreciation	(253.9)	(223.4)	(1,236.5)	(866.9)
Net (loss) gain	$(65.3)	64.5	$(218.4)	(178.8)
Selective’s insurance subsidiaries’ other investments loss	$(0.6)	1.4	$(1.7)	(2.1)

(f) We have pledged certain AFS fixed income securities as collateral related to our: (i) relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"); and (ii) reinsurance obligations related to our 2011 acquisition of our excess and surplus lines ("E&S") book of business. In addition, certain securities were on deposit with various state and regulatory agencies at June 30, 2016 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2016:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	Reinsurance Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.5	—	—	23.5	31.0
Obligations of states and political subdivisions	—	—	5.0	—	5.0
Corporate securities	—	—	4.8	—	4.8
CMBS	1.1	—	—	—	1.1
RMBS	55.0	29.9	1.6	—	86.5
Total pledged as collateral	$63.6	29.9	11.4	23.5	128.4

(g) The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than certain U.S. government agencies, as of June 30, 2016 or December 31, 2015.

(h) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Fixed income securities	$31,753	30,659	$63,397	61,626
Equity securities	2,204	2,384	4,434	4,176
Short-term investments	142	23	301	48
Other investments	(611)	1,422	(1,677)	(2,118)
Investment expenses	(2,306)	(2,258)	(4,504)	(4,585)
Net investment income earned	$31,182	32,230	$61,951	59,147

(i) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2016	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$104	—	104
RMBS	98	10	88
Total AFS fixed income securities	202	10	192
AFS equity securities:
Common stock	357	—	357
Total AFS equity securities	357	—	357
Total OTTI losses	$559	10	549

Second Quarter 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$183	—	183
Total AFS fixed income securities	183	—	183
AFS equity securities:
Common stock	4,088	—	4,088
Preferred stock	180	—	180
Total AFS equity securities	4,268	—	4,268
Total OTTI losses	$4,451	—	4,451

Six Months 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,077	—	1,077
RMBS	98	10	88
Total AFS fixed income securities	1,175	10	1,165
AFS equity securities:
Common stock	2,974	—	2,974
Preferred stock	3	—	3
Total AFS equity securities	2,977	—	2,977
Total OTTI losses	$4,152	10	4,142

Six Months 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,192	—	1,192
RMBS	1	—	1
Total AFS fixed income securities	1,193	—	1,193
AFS equity securities:
Common stock	5,172	—	5,172
Preferred stock	180	—	180
Total AFS equity securities	5,352	—	5,352
Total OTTI losses	$6,545	—	6,545

For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
HTM fixed income securities
Gains	$3	2	3	2
Losses	—	—	(1)	(1)
AFS fixed income securities
Gains	365	487	985	1,989
Losses	(5)	(18)	(41)	(130)
AFS equity securities
Gains	2,171	830	2,501	22,148
Losses	(220)	(270)	(240)	(1,346)
Other investments
Losses	—	—	(4)	(654)
Total net realized gains (excluding OTTI charges)	$2,314	1,031	3,203	22,008

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $88.7 million and $19.5 million in Second Quarter 2016 and Second Quarter 2015, respectively, and $105.9 million and $157.9 million in Six Months 2016 and Six Months 2015, respectively. The $22.0 million in net realized gains for Six Months 2015 were primarily due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

NOTE 5. Indebtedness
During Six Months 2016, Selective Insurance Company of America ("SICA") borrowed the following short-term funds from the FHLBNY:

•	$25 million on February 26, 2016 at an interest rate of 0.59%, which was repaid on March 18, 2016;

•	$15 million on April 7, 2016 at an interest rate of 0.52%, which was repaid on April 28, 2016; and

•	$15 million on April 28, 2016 at an interest rate of 0.53%, which was repaid on May 19, 2016.

Additionally, on July 21, 2016, SICA borrowed $25 million for general corporate purposes from FHLBNY at an interest rate of 1.61%. The principal amount is due in 2021.

For additional information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$160,297	167,061	201,354	209,544
AFS	4,671,786	4,671,786	4,408,203	4,408,203
Equity securities, AFS	152,938	152,938	207,051	207,051
Short-term investments	205,451	205,451	194,819	194,819
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$15,000	15,001	15,000	14,977
1.25% borrowings from FHLBI	45,000	45,113	45,000	45,083
Total short-term debt	$60,000	60,114	60,000	60,060

Long-term debt:
7.25% Senior Notes	$49,900	61,003	49,898	56,929
6.70% Senior Notes	99,422	118,792	99,415	110,363
5.875% Senior Notes	185,000	194,176	185,000	192,474
Subtotal long-term debt	334,322	373,971	334,313	359,766
Unamortized debt issuance costs	(5,889)		(6,121)
Total long-term debt	$328,433		328,192

For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2016 and December 31, 2015:

June 30, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$96,170	38,628	57,542	—
Foreign government	9,059	—	9,059	—
Obligations of states and political subdivisions	1,462,152	—	1,462,152	—
Corporate securities	2,038,108	—	2,038,108	—
ABS	258,711	—	258,711	—
CMBS	256,036	—	256,036	—
RMBS	551,550	—	551,550	—
Total AFS fixed income securities	4,671,786	38,628	4,633,158	—
AFS equity securities:
Common stock	139,419	136,093	—	3,326
Preferred stock	13,519	13,519	—	—
Total AFS equity securities	152,938	149,612	—	3,326
Total AFS securities	4,824,724	188,240	4,633,158	3,326
Short-term investments	205,451	205,451	—	—
Total assets measured at fair value	$5,030,175	393,691	4,633,158	3,326

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$104,115	42,702	61,413	—
Foreign government	15,181	—	15,181	—
Obligations of states and political subdivisions	1,359,142	—	1,359,142	—
Corporate securities	1,900,182	—	1,900,182	—
ABS	244,154	—	244,154	—
CMBS	243,592	—	243,592	—
RMBS	541,837	—	541,837	—
Total AFS fixed income securities	4,408,203	42,702	4,365,501	—
AFS equity securities:
Common stock	194,789	191,517	—	3,272
Preferred stock	12,262	12,262	—	—
Total AFS equity securities	207,051	203,779	—	3,272
Total AFS securities	4,615,254	246,481	4,365,501	3,272
Short-term investments	194,819	194,819	—	—
Total assets measured at fair value	$4,810,073	441,300	4,365,501	3,272

[1]	There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for Six Months 2016:

June 30, 2016	Common Stock
($ in thousands)
Fair value, December 31, 2015	$3,272
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	1,854
Sales	(1,800)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, June 30, 2016	$3,326

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2016 and December 31, 2015:

June 30, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$136,273	—	136,273	—
Corporate securities	26,106	—	18,541	7,565
ABS	126	—	126	—
CMBS	4,556	—	4,556	—
Total HTM fixed income securities	$167,061	—	159,496	7,565
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$15,001	—	15,001	—
1.25% borrowings from FHLBI	45,113	—	45,113	—
Total short-term debt	$60,114	—	60,114	—

Long-term debt:
7.25% Senior Notes	$61,003	—	61,003	—
6.70% Senior Notes	118,792	—	118,792	—
5.875% Senior Notes	194,176	194,176	—	—
Total long-term debt	$373,971	194,176	179,795	—

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$181,880	—	181,880	—
Corporate securities	22,015	—	18,679	3,336
ABS	1,028	—	1,028	—
CMBS	4,621	—	4,621	—
Total HTM fixed income securities	$209,544	—	206,208	3,336
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$14,977	—	14,977	—
1.25% borrowings from FHLBI	45,083	—	45,083	—
Total short-term debt	$60,060	—	60,060	—

Long-term debt:
7.25% Senior Notes	$56,929	—	56,929	—
6.70% Senior Notes	110,363	—	110,363	—
5.875% Senior Notes	192,474	192,474	—	—
Total long-term debt	$359,766	192,474	167,292	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Premiums written:
Direct	$665,862	621,408	$1,312,140	1,220,191
Assumed	7,788	4,960	14,108	11,041
Ceded	(95,510)	(94,235)	(182,749)	(181,011)
Net	$578,140	532,133	$1,143,499	1,050,221
Premiums earned:
Direct	$612,406	576,107	$1,219,067	1,138,149
Assumed	7,171	5,093	13,441	11,001
Ceded	(87,645)	(90,891)	(178,118)	(182,718)
Net	$531,932	490,309	$1,054,390	966,432
Loss and loss expense incurred:
Direct	$362,064	316,648	$723,703	628,894
Assumed	6,140	4,228	12,495	8,890
Ceded	(69,725)	(29,315)	(140,575)	(61,224)
Net	$298,479	291,561	$595,623	576,560

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Ceded premiums written	$(63,906)	(62,479)	$(117,154)	(116,321)
Ceded premiums earned	(56,667)	(58,781)	(113,481)	(117,779)
Ceded loss and loss expense incurred	(24,261)	(14,684)	(64,979)	(20,933)

NOTE 8. Segment Information
We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in
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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$98,896	88,658	194,315	175,013
Workers compensation	75,251	70,954	151,251	139,431
General liability	129,283	119,207	257,368	234,178
Commercial property	73,591	66,549	143,769	131,112
Businessowners’ policies	24,651	23,178	48,555	45,877
Bonds	5,665	5,106	11,129	10,106
Other	3,940	3,553	7,779	7,021
Miscellaneous income	3,567	2,563	4,257	4,232
Total Standard Commercial Lines revenue	414,844	379,768	818,423	746,970
Standard Personal Lines:
Net premiums earned:
Personal automobile	35,881	36,740	71,661	73,750
Homeowners	33,411	33,731	66,311	67,452
Other	1,532	1,600	3,057	3,348
Miscellaneous income	301	291	561	591
Total Standard Personal Lines revenue	71,125	72,362	141,590	145,141
E&S Lines:
Net premiums earned:
General liability	35,452	28,793	70,974	55,519
Commercial property	11,716	10,464	23,160	20,119
Commercial automobile	2,663	1,776	5,061	3,506
Miscellaneous income	—	—	1	—
Total E&S Lines revenue	49,831	41,033	99,196	79,144
Investments:
Net investment income	31,182	32,230	61,951	59,147
Net realized investment gains (losses)	1,765	(3,420)	(939)	15,463
Total Investments revenue	32,947	28,810	61,012	74,610
Total revenues	$568,747	521,973	1,120,221	1,045,865

Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Standard Commercial Lines:
Underwriting gain	$40,173	35,241	71,105	65,277
GAAP combined ratio	90.2%	90.7	91.3	91.2
Statutory combined ratio	88.6	90.1	89.1	89.9

Standard Personal Lines:
Underwriting gain (loss)	$6,125	(4,655)	14,730	(7,121)
GAAP combined ratio	91.4%	106.5	89.6	104.9
Statutory combined ratio	89.9	105.4	90.1	105.2

E&S Insurance Operations:
Underwriting loss	$(2,521)	(1,462)	(1,103)	(3,011)
GAAP combined ratio	105.1%	103.6	101.1	103.8
Statutory combined ratio	102.7	102.7	100.6	102.5

Investments:
Net investment income	$31,182	32,230	61,951	59,147
Net realized investment gains (losses)	1,765	(3,420)	(939)	15,463
Total investment income, before federal income tax	32,947	28,810	61,012	74,610
Tax on investment income	8,275	6,254	14,538	18,572
Total investment income, after federal income tax	$24,672	22,556	46,474	56,038

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$40,173	35,241	71,105	65,277
Standard Personal Lines	6,125	(4,655)	14,730	(7,121)
E&S Lines	(2,521)	(1,462)	(1,103)	(3,011)
Investment income, before federal income tax	32,947	28,810	61,012	74,610
Total all segments	76,724	57,934	145,744	129,755
Interest expense	(5,620)	(5,612)	(11,226)	(11,216)
General corporate and other expenses	(8,793)	(5,557)	(20,332)	(15,484)
Income before federal income tax	$62,311	46,765	114,186	103,055

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

The following tables provide information regarding the Pension Plan:

	Pension Plan Quarter ended June 30,		Pension Plan Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$—	1,912	1,606	3,825
Interest cost	3,101	3,407	6,203	6,816
Expected return on plan assets	(3,988)	(3,990)	(7,976)	(7,981)
Amortization of unrecognized net actuarial loss	1,481	1,644	2,961	3,287
Total net periodic cost	$594	2,973	2,794	5,947

	Pension Plan Six Months ended June 30,
	2016	2015
Weighted-Average Expense Assumptions:
Discount rate	4.69%	4.29
Effective interest rate for calculation of service cost	4.52	—
Effective interest rate for calculation of interest cost	4.02	—
Expected return on plan assets	6.37	6.27
Rate of compensation increase	4.00	4.00

Effective January 1, 2016, the approach used to calculate the service and interest components of net periodic benefit cost for the Pension Plan was changed to provide a more precise measurement of these costs. Historically, we calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. On January 1, 2016, we elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We accounted for this change prospectively as a change in accounting estimate. The decrease in service cost reflected in the table above is attributable to the discontinuation of benefit accruals for existing participants as of March 31, 2016.

We presently anticipate contributing approximately $56 million to the Pension Plan in 2016, $26.4 million of which has been funded as of June 30, 2016.

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2016 and 2015 were as follows:

Second Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$62,311	18,710	43,601
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during period	55,675	19,487	36,188
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(19)	(7)	(12)
Realized gains on AFS securities	(1,762)	(617)	(1,145)
Total unrealized gains on investment securities	53,884	18,859	35,025
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,517	532	985
Total defined benefit pension and post-retirement plans	1,517	532	985
Other comprehensive income	55,401	19,391	36,010
Comprehensive income	$117,712	38,101	79,611

Second Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$46,765	12,997	33,768
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during period	(60,244)	(21,084)	(39,160)
Amounts reclassified into net income:
HTM securities	(185)	(65)	(120)
Realized losses on AFS securities	3,422	1,197	2,225
Total unrealized losses on investment securities	(57,007)	(19,952)	(37,055)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	598	1,111
Total defined benefit pension and post-retirement plans	1,709	598	1,111
Other comprehensive loss	(55,298)	(19,354)	(35,944)
Comprehensive loss	$(8,533)	(6,357)	(2,176)

Six Months 2016
($ in thousands)	Gross	Tax	Net
Net income	$114,186	33,553	80,633
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	121,412	42,495	78,917
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(91)	(32)	(59)
Realized losses on AFS securities	937	328	609
Total unrealized gains on investment securities	122,248	42,787	79,461
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	3,033	1,062	1,971
Total defined benefit pension and post-retirement plans	3,033	1,062	1,971
Other comprehensive income	125,281	43,849	81,432
Comprehensive income	$239,467	77,402	162,065

Six Months 2015
($ in thousands)	Gross	Tax	Net
Net income	$103,055	29,579	73,476
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during period	(36,267)	(12,693)	(23,574)
Amounts reclassified into net income:
HTM securities	(446)	(156)	(290)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(16,473)	(5,766)	(10,707)
Total unrealized losses on investment securities	(52,829)	(18,490)	(34,339)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	3,418	1,196	2,222
Total defined benefit pension and post-retirement plans	3,418	1,196	2,222
Other comprehensive loss	(49,411)	(17,294)	(32,117)
Comprehensive income	$53,644	12,285	41,359

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2016 were as follows:

June 30, 2016
	Net Unrealized Gain on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2015	$(282)	194	45,083	44,995	(54,420)	(9,425)
OCI before reclassifications	(6)	—	78,917	78,911	—	78,911
Amounts reclassified from AOCI	—	(59)	609	550	1,971	2,521
Net current period OCI	(6)	(59)	79,526	79,461	1,971	81,432
Balance, June 30, 2016	$(288)	135	124,609	124,456	(52,449)	72,007

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2016	2015	2016	2015
OTTI related
Non-credit OTTI on disposed securities	$—	—	—	357	Net realized gains (losses)
	—	—	—	357	Income before federal income tax
	—	—	—	(125)	Total federal income tax expense
	—	—	—	232	Net income
HTM related
Unrealized losses on HTM disposals	60	87	88	137	Net realized gains (losses)
Amortization of net unrealized gains on HTM securities	(79)	(272)	(179)	(583)	Net investment income earned
	(19)	(185)	(91)	(446)	Income before federal income tax
	7	65	32	156	Total federal income tax expense
	(12)	(120)	(59)	(290)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	(1,762)	3,422	937	(16,473)	Net realized gains (losses)
	(1,762)	3,422	937	(16,473)	Income before federal income tax
	617	(1,197)	(328)	5,766	Total federal income tax expense
	(1,145)	2,225	609	(10,707)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	329	372	658	743	Loss and loss expense incurred
	1,188	1,337	2,375	2,675	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,517	1,709	3,033	3,418	Income before federal income tax
	(532)	(598)	(1,062)	(1,196)	Total federal income tax expense
	985	1,111	1,971	2,222	Net income

Total reclassifications for the period	$(172)	3,216	2,521	(8,543)	Net income

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

Our insurance subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our insurance subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of June 30, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
As used herein, the "Company," "we," "us," or "our" refers to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or unless the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below in Part II “Other Information.” These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction
The Parent, through its insurance subsidiaries, offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines - which represents 79% of our combined insurance segments' net premiums written ("NPW"), sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,150 distribution partners in the standard marketplace.

•
Standard Personal Lines - which includes our flood business, represents approximately 12% of our combined insurance segments' NPW and sells personal lines insurance products and services to individuals located primarily in 13 states through approximately 700 distribution partners in the standard marketplace. In addition, we have approximately 5,000 distribution partners selling our flood business.

•
E&S Lines - which represents 9% of our combined insurance segments' NPW, sells commercial lines insurance products and services in all 50 states and the District of Columbia through approximately 80 distribution partners. Insurance policies in this segment are sold to customers that typically have business risks with unique characteristics, such as the nature of the business or its claim history and cannot obtain coverage in the standard marketplace. E&S insurers have more flexibility in coverage terms and rates compared to standard market insurers, generally resulting in policies with higher rates and terms and conditions that are more narrowly customized for specific risks.

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

•
Financial Highlights of Results for the second quarters ended June 30, 2016 (“Second Quarter 2016”) and June 30, 2015 (“Second Quarter 2015”) and the six-month periods ended June 30, 2016 ("Six Months 2016") and June 30, 2015 ("Six Months 2015");

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

Financial Highlights of Results for Second Quarter and Six Months 2016 and Second Quarter and Six Months 20151

	Quarter ended June 30,				Six Months ended June 30,
($ and shares in thousands, except per share amounts)	2016	2015	Change % or Points		2016	2015	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$568,747	521,973	9%		$1,120,221	1,045,865	7%
Net investment income earned	31,182	32,230	(3)		61,951	59,147	5
Income before federal income tax	62,311	46,765	33		114,186	103,055	11
Net income	43,601	33,768	29		80,633	73,476	10
Diluted net income per share	0.74	0.58	28		1.38	1.27	9
Diluted weighted-average outstanding shares	58,598	57,805	1		58,552	57,761	1
GAAP combined ratio	91.8%	94.1	(2.3)	pts	92.0%	94.3	(2.3)	pts
Statutory combined ratio	90.1	93.5	(3.4)		90.4	93.2	(2.8)
Invested assets per dollar of stockholders' equity	$3.39	3.76	(10)%		$3.39	3.76	(10)%
After-tax yield on investments	1.8%	2.0	(0.2)	pts	1.8%	1.9	(0.1)	pts
Annualized return on average equity ("ROE")	11.5	10.3	1.2		10.9	11.4	(0.5)
Non-GAAP measures:
Operating income[2]	$42,454	35,991	18%		$81,244	63,425	28%
Diluted operating income per share[2]	0.72	0.62	16		1.39	1.10	26
Annualized operating ROE[2]	11.2%	11.0	0.2	pts	11.0%	9.8	1.2	pts

[1]	Refer to the Glossary of Terms attached to our 2015 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales in any given period is largely discretionary as to timing. In addition, these realized investment gains and losses, as well as OTTI that are charged to earnings and the results of discontinued operations, could distort the analysis of trends. See below for a reconciliation of operating income to net income in accordance with GAAP. Annualized operating ROE is calculated by dividing annualized operating income by average stockholders’ equity.

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Operating income	$42,454	35,991	$81,244	63,425
Net realized gains (losses), net of tax	1,147	(2,223)	(611)	10,051
Net income	$43,601	33,768	$80,633	73,476

Diluted operating income per share	$0.72	0.62	$1.39	1.10
Diluted net realized gains (losses) per share	0.02	(0.04)	(0.01)	0.17
Diluted net income per share	$0.74	0.58	$1.38	1.27

It is our goal to average an operating ROE that is at least 300 basis points in excess of our weighted-average cost of capital. At June 30, 2016, our weighted-average cost of capital was 7.8%. Our ROE contributions by component are as follows:

ROE	Quarter ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Insurance Segments	7.5%	5.8	7.5%	5.5
Investment income[1]	6.2	7.5	6.4	7.1
Other	(2.5)	(2.3)	(2.9)	(2.8)
Annualized operating ROE	11.2	11.0	11.0	9.8
Net realized gains (losses)[1]	0.3	(0.7)	(0.1)	1.6
Annualized ROE	11.5%	10.3	10.9%	11.4
1 Investment segment results are the combination of Investment income and Net realized (losses) gains.

Insurance Segments
The key metric in understanding our insurance segments’ contribution to annualized operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2016	2015			2016	2015
GAAP Insurance Operations Results:
NPW	$578,140	532,133	9%		$1,143,499	1,050,221	9%
Net premiums earned (“NPE”)	531,932	490,309	8		1,054,390	966,432	9
Less:
Loss and loss expense incurred	298,479	291,561	2		595,623	576,560	3
Net underwriting expenses incurred	188,058	167,780	12		370,764	331,358	12
Dividends to policyholders	1,618	1,844	(12)		3,271	3,369	(3)
Underwriting gain	$43,777	29,124	50%		$84,732	55,145	54%
GAAP Ratios:
Loss and loss expense ratio	56.1%	59.5	(3.4)	pts	56.5%	59.7	(3.2)	pts
Underwriting expense ratio	35.4	34.2	1.2		35.2	34.3	0.9
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.3	0.3	—
Combined ratio	91.8	94.1	(2.3)		92.0	94.3	(2.3)
Statutory Ratios:
Loss and loss expense ratio	56.0	59.5	(3.5)		56.4	59.7	(3.3)
Underwriting expense ratio	33.8	33.6	0.2		33.7	33.2	0.5
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.3	0.3	—
Combined ratio	90.1%	93.5	(3.4)	pts	90.4%	93.2	(2.8)	pts

The GAAP combined ratio improved by 2.3 points in both Second Quarter and Six Months 2016 compared to the same periods last year. This improvement was driven by the loss and loss expense ratio, reflecting lower catastrophe and non-catastrophe property losses, as last year was heavily impacted by severe winter weather and Midwest storms. Quantitative details are as follows:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$8.4	1.6	pts	$24.0	4.9	pts	(3.3)	pts
Non-catastrophe property losses	64.3	12.1		70.5	14.4		(2.3)

	Six Months 2016			Six Months 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$22.8	2.2	pts	$49.3	5.1	pts	(2.9)	pts
Non-catastrophe property losses	130.8	12.4		141.5	14.6		(2.2)

Partially offsetting these items was lower favorable prior year casualty reserve development, as illustrated in the table below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2016		2015	2016		2015
General liability	$(11.0)		(16.0)	$(22.0)		(36.0)
Commercial automobile	8.0		2.0	13.0		3.0
Workers compensation	(9.0)		(8.0)	(21.0)		(13.0)
Businessowners' policies	—		1.0	—		4.0
Total Standard Commercial Lines	(12.0)		(21.0)	(30.0)		(42.0)

E&S	2.0		1.0	3.0		2.0

Total (favorable) prior year casualty reserve development	$(10.0)		(20.0)	$(27.0)		(40.0)

(Favorable) impact on loss ratio	(1.9)	pts	(4.1)	(2.6)	pts	(4.1)
For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Also impacting the GAAP combined ratio was an increase in the underwriting expense ratio that was driven by higher supplemental commission expense to our agents, due to improved profitability, which increased the ratio by 0.8 points in both Second Quarter and Six Months 2016 compared to the same periods last year.

Investments Segment
In total, our investment segment contributed 6.5 points to our overall annualized ROE in Second Quarter 2016, compared to 6.8 points in Second Quarter 2015, and 6.3 points in Six Months 2016, compared to 8.7 points in Six Months 2015. The primary driver of the 2.4-point decrease for the year-to-date period was a $16.4 million decrease in pre-tax net realized gains this year compared to last, the timing of which is largely subjective from one period to the next.

Outlook
A.M. Best Company, Inc. ("A.M. Best") projected a 2016 industry statutory combined ratio of 99.2% in their Review & Preview Report issued in February 2016. This projection included industry catastrophe losses of 4.7 points and favorable reserve development of 1.7 points. A.M. Best also projected decreasing investment yields to continue into 2016.
In 2016, we celebrated our 90th year of business and our pillars of success continue to be: (i) our unique field model combined with sophisticated underwriting and claims capabilities; (ii) true franchise value with our distribution partners; and (iii) delivering a superior customer experience with our “best in class” employees. We plan to leverage our competitive advantages by increasing our share of wallet with existing agents while adding agents in areas with strong new business opportunities and exploring potential geographic expansion for our standard lines operations.

To that end, we remain focused on becoming a more customer-centric company in 2016. In 2015, we made key strategic investments in technology as part of our efforts to deliver a superior customer experience across all interactions. Over the last year, we have rolled out self-servicing capabilities via our mobile application, mobile web, and on the desktop, and relaunched our public website with simplified navigation, richer content, and responsive capabilities. These investments have enabled us to provide our customers with 24/7 access to transactional capabilities and information. We are also working to identify points of friction in the customer's experience between us and our distribution partners. These friction points provide opportunities for us to increase efficiency and improve the customer's impression of both us and our distribution partner. Customers expect this level of service and access from every company with which they conduct business. We view omni-channel service delivery as a key to future success in our industry and we will continue to focus our efforts in this area in 2016.
In Six Months 2016, our statutory combined ratio was 90.4%, which included 2.2 points of catastrophe losses and 2.6 points of favorable prior year casualty reserve development. Based on these results and our expectations for the remainder of the year, we are revising our guidance for full-year 2016 to the following:

•	An ex-catastrophe combined ratio of approximately 89.5%, which is an improvement of 1.5 points from our previous guidance of 91%. This assumes no additional prior year casualty reserve development;

•	3.5 points of catastrophe losses;

•	After-tax investment income of approximately $95 million; and

•	Weighted average shares of approximately 58.5 million.

Our goal is to generate an operating ROE that is 300 basis points in excess of our weighted average cost of capital, which was 7.8% as of June 30, 2016. In Six Months 2016, our annualized operating ROE was 11.0%.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$449,008	410,821	9%		$904,071	826,079	9%
NPE	411,277	377,205	9		814,166	742,738	10
Less:
Loss and loss expense incurred	221,618	210,088	5		444,968	416,236	7
Net underwriting expenses incurred	147,868	130,032	14		294,822	257,856	14
Dividends to policyholders	1,618	1,844	(12)		3,271	3,369	(3)
Underwriting gain	$40,173	35,241	14%		$71,105	65,277	9%
GAAP Ratios:
Loss and loss expense ratio	53.9%	55.7	(1.8)	pts	54.7%	56.0	(1.3)	pts
Underwriting expense ratio	35.9	34.5	1.4		36.2	34.7	1.5
Dividends to policyholders ratio	0.4	0.5	(0.1)		0.4	0.5	(0.1)
Combined ratio	90.2	90.7	(0.5)		91.3	91.2	0.1
Statutory Ratios:
Loss and loss expense ratio	53.8	55.7	(1.9)		54.5	56.1	(1.6)
Underwriting expense ratio	34.4	33.9	0.5		34.2	33.3	0.9
Dividends to policyholders ratio	0.4	0.5	(0.1)		0.4	0.5	(0.1)
Combined ratio	88.6%	90.1	(1.5)	pts	89.1%	89.9	(0.8)	pts

The increases in NPW in Second Quarter and Six Months 2016 compared to Second Quarter and Six Months 2015 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2016	2015	2016	2015
Retention	83%	83	83%	83
Renewal pure price increases	2.6	3.0	2.7	3.3
Direct new business	$95.5	89.9	$183.2	178.4

The NPE increases in Second Quarter and Six Months 2016 compared to Second Quarter and Six Months 2015 were consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2016 compared with the twelve-month period ended June 30, 2015.

The GAAP loss and loss expense ratio improved 1.8 points in Second Quarter 2016 compared to Second Quarter 2015 and 1.3 points in Six Months 2016 compared to Six Months 2015. These improvements were driven by lower catastrophe losses and non-catastrophe property losses, which were partially offset by lower favorable prior year casualty reserve development. Information regarding these drivers is as follows:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$3.6	0.9	pts	$13.6	3.6	pts	(2.7)	pts
Non-catastrophe property losses	41.6	10.1		42.4	11.2		(1.1)
Favorable prior year casualty reserve development	(12.0)	(2.9)		(21.0)	(5.6)		2.7

	Six Months 2016			Six Months 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Catastrophe losses	$15.3	1.9	pts	$32.3	4.3	pts	(2.4)	pts
Non-catastrophe property losses	85.2	10.5		82.9	11.2		(0.7)
Favorable prior year casualty reserve development	(30.0)	(3.7)		(42.0)	(5.7)		2.0

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights" section above and the line of business discussions below.

The increases in the GAAP underwriting expense ratio in the quarter and year-to-date periods of 1.4 points and 1.5 points, respectively, were primarily attributable to higher supplemental commission expense to our distribution partners of approximately 1.0 points.

The following is a discussion of our most significant Standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$145,489	134,636	8%		$290,195	265,118	9%
Direct new business	28,865	27,176	6		54,976	52,405	5
Retention	83%	83	—	pts	83%	83	—	pts
Renewal pure price increases	1.6	2.8	(1.2)		1.8	3.1	(1.3)
Statutory NPE	$129,283	119,207	8%		$257,368	234,178	10%
Statutory combined ratio	83.5%	77.6	5.9	pts	83.4%	75.3	8.1	pts
% of total statutory Standard Commercial Lines NPW	32	33			32	32

The statutory combined ratio increases in Second Quarter and Six Months 2016 compared to the same prior year periods were driven by lower favorable prior year casualty reserve development as illustrated in the tables below:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(11.0)	(8.5)	pts	$(16.0)	(13.4)	pts	4.9	pts

	Six Months 2016			Six Months 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(22.0)	(8.5)	pts	$(36.0)	(15.4)	pts	6.9	pts

The significant drivers of the development were as follows:

•	Second Quarter and Six Months 2016: Development was primarily attributable to lower claims frequencies and severities in the 2012 through 2014 accident years.

•	Second Quarter and Six Months 2015: Development was primarily attributable to continued lower claims frequencies in the 2009 through 2013 accident years.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2016	2015			2016	2015
Statutory NPW	$108,888	97,019	12%		$217,096	193,606	12%
Direct new business	20,682	18,490	12		39,272	36,855	7
Retention	84%	83	1	pts	84%	83	1	pts
Renewal pure price increases	4.8	3.9	0.9		4.9	3.9	1.0
Statutory NPE	$98,896	88,658	12%		$194,315	175,013	11%
Statutory combined ratio	107.0%	100.6	6.4	pts	106.0%	100.0	6.0	pts
% of total statutory Standard Commercial Lines NPW	24	24			24	23

The 6.4-point increase in the statutory combined ratio in Second Quarter 2016 compared to Second Quarter 2015 and the 6.0-point increase in the statutory combined ratio in Six Months 2016 compared to Six Months 2015 was primarily due to higher unfavorable prior year casualty reserve development.

Quantitative information regarding the development and non-catastrophe property losses is as follows:

	Second Quarter 2016		Second Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio	Losses Incurred	Impact on Loss Ratio	Change in Ratio
Unfavorable prior year casualty reserve development	$8.0	8.1	$2.0	2.3	5.8	pts
Non-catastrophe property losses	14.5	14.7	12.7	14.3	0.4

	Six Months 2016		Six Months 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio	Losses Incurred	Impact on Loss Ratio	Change in Ratio
Unfavorable prior year casualty reserve development	$13.0	6.7	$3.0	1.7	5.0	pts
Non-catastrophe property losses	29.8	15.3	25.9	14.8	0.5

Unfavorable prior year casualty reserve development in Second Quarter and Six Months 2016 was primarily due to higher claims frequencies in the 2015 accident year, as well as higher severities in the 2011 and 2013 accident years.

Workers Compensation
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$79,074	75,471	5%		$170,386	159,276	7%
Direct new business	17,081	18,158	(6)		34,811	38,278	(9)
Retention	84%	83	1	pts	84%	83	1	pts
Renewal pure price increases	1.3	2.8	(1.5)		1.5	3.1	(1.6)
Statutory NPE	$75,251	70,954	6%		$151,251	139,431	8%
Statutory combined ratio	87.7%	89.2	(1.5)	pts	84.3%	89.9	(5.6)	pts
% of total statutory Standard Commercial Lines NPW	18	18			19	19

The decreases in the statutory combined ratio in Second Quarter and Six Months 2016 compared to the same prior year periods were due to the following:

•
Favorable prior year casualty reserve development of $9.0 million, or 12.0 points, in Second Quarter 2016 related primarily to lower severities in accident years 2013 and prior, compared to $8.0 million, or 11.3 points, in Second Quarter 2015; and

•
Favorable prior year casualty reserve development of $21.0 million, or 13.9 points, in Six Months 2016 related primarily to lower severities in accident years 2013 and prior, compared to $13.0 million, or 9.3 points, in Six Months 2015.

Commercial Property
	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$79,354	70,736	12%		$154,998	141,634	9%
Direct new business	20,339	18,832	8		38,149	36,727	4
Retention	82%	82	—	pts	82%	82	—	pts
Renewal pure price increases	2.7	2.7	—		2.5	2.8	(0.3)
Statutory NPE	$73,591	66,549	11%		$143,769	131,112	10%
Statutory combined ratio	78.2%	95.3	(17.1)	pts	84.8%	96.9	(12.1)	pts
% of total statutory Standard Commercial Lines NPW	18	17			17	17

The 17.1-point decrease in the statutory combined ratio in Second Quarter 2016 compared to Second Quarter 2015 and the 12.1-point decrease in the statutory combined ratio in Six Months 2016 compared to Six Months 2015 were driven by: (i) lower catastrophe losses; and (ii) lower non-catastrophe property losses.

Quantitative information regarding the development and non-catastrophe property losses is as follows:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$2.9	4.0	pts	$11.0	16.5	pts	(12.5)	pts
Non-catastrophe property losses	23.2	31.5		23.7	35.6		(4.1)

	Six Months 2016			Six Months 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$13.1	9.1	pts	$26.1	19.9	pts	(10.8)	pts
Non-catastrophe property losses	46.3	32.2		45.2	34.5		(2.3)

Standard Personal Lines

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$75,576	75,986	(1)%		$137,545	141,010	(2)%
NPE	70,824	72,071	(2)		141,029	144,550	(2)
Less:
Loss and loss expense incurred	42,212	53,933	(22)		81,907	106,902	(23)
Net underwriting expenses incurred	22,487	22,793	(1)		44,392	44,769	(1)
Underwriting gain (loss)	$6,125	(4,655)	232%		$14,730	(7,121)	307%
GAAP Ratios:
Loss and loss expense ratio	59.6%	74.8	(15.2)	pts	58.1%	74.0	(15.9)	pts
Underwriting expense ratio	31.8	31.7	0.1		31.5	30.9	0.6
Combined ratio	91.4	106.5	(15.1)		89.6	104.9	(15.3)
Statutory Ratios:
Loss and loss expense ratio	59.6	75.0	(15.4)		58.1	74.2	(16.1)
Underwriting expense ratio	30.3	30.4	(0.1)		32.0	31.0	1.0
Combined ratio	89.9%	105.4	(15.5)	pts	90.1%	105.2	(15.1)	pts

The decreases in NPW for the quarter and year-to-date periods were primarily driven by new business that were not sufficient to compensate for the attrition reflected in the 2016 retention ratios illustrated in the table below.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2016	2015	2016	2015
New business	$9.6	8.6	$17.0	15.9
Retention	83%	82	82%	81
Renewal pure price increases	5.2	6.7	5.1	6.8

The NPE decreases in Second Quarter and Six Months 2016 compared to Second Quarter and Six Months 2015 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2016 compared with the twelve-month period ended June 30, 2015.

The GAAP loss and loss expense ratio decreased 15.2 points in Second Quarter 2016 compared to Second Quarter 2015 and 15.9 points in Six Months 2016 compared to Six Months 2015. The drivers of these fluctuations were as follows:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$2.1	3.0	pts	$8.3	11.5	pts	(8.5)	pts
Non-catastrophe property losses	18.4	25.9		22.8	31.7		(5.8)
Flood claims handling fees	(0.9)	(1.3)		(0.7)	(1.0)		(0.3)

	Six Months 2016			Six Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$4.3	3.1	pts	14.6	10.1	pts	(7.0)	pts
Non-catastrophe property losses	34.7	24.6		47.0	32.5		(7.9)
Flood claims handling fees	(2.0)	(1.4)		(1.2)	(0.9)		(0.5)

The increase in the GAAP underwriting expense ratio in Six Months 2016 compared to Six Months 2015 was primarily driven by increased costs associated with: (i) capital technology improvements; and (ii) underwriting expenses from third-party data vendors.

E&S Insurance Operations

	Quarter ended June 30,				Six Months ended June 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$53,556	45,326	18%		$101,883	83,132	23%
NPE	49,831	41,033	21		99,195	79,144	25
Less:
Loss and loss expense incurred	34,649	27,540	26		68,748	53,422	29
Net underwriting expenses incurred	17,703	14,955	18		31,550	28,733	10
Underwriting loss	$(2,521)	(1,462)	(72)%		$(1,103)	(3,011)	63%
GAAP Ratios:
Loss and loss expense ratio	69.5%	67.1	2.4	pts	69.3%	67.5	1.8	pts
Underwriting expense ratio	35.6	36.5	(0.9)		31.8	36.3	(4.5)
Combined ratio	105.1	103.6	1.5		101.1	103.8	(2.7)
Statutory Ratios:
Loss and loss expense ratio	69.6	67.2	2.4		69.3	67.4	1.9
Underwriting expense ratio	33.1	35.5	(2.4)		31.3	35.1	(3.8)
Combined ratio	102.7%	102.7	—	pts	100.6%	102.5	(1.9)	pts

The increases in NPW for both the quarter and year-to-date periods, compared to the same periods last year, were primarily driven by price increases of 4.8% and 4.1%, respectively, coupled with strong new business as indicated in the table below:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2016	2015	2016	2015
Direct new business	$25.4	25.6	47.9	47.1

The NPE increases in Second Quarter and Six Months 2016, compared to Second Quarter and Six Months 2015, were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2016 compared with the twelve-month period ended June 30, 2015.

The GAAP loss and loss expense ratio increased by 2.4 points in Second Quarter 2016 and 1.8 points in Six Months 2016 compared to the same prior year periods. These variances reflect a 3.7-point increase in current year loss costs in both Second Quarter and Six Months 2016, as well as higher unfavorable prior year casualty reserve development. Quantitative information is as follows:

	Second Quarter 2016			Second Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$4.4	8.7	pts	$5.2	12.7	pts	(4.0)	pts
Unfavorable prior year casualty development	2.0	4.0		1.0	2.4		1.6

	Six Months 2016			Six Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$10.8	10.9	pts	$11.7	14.8	pts	(3.9)	pts
Unfavorable prior year casualty development	3.0	3.0		2.0	2.6		0.4

The GAAP underwriting expense ratio decreased by 0.9 points in Second Quarter 2016 and 4.5 points in Six Months 2016, compared to the same prior year periods, primarily due to the following:

•
A 0.7-point reduction in Second Quarter 2016 and 2.1-point reduction in Six Months 2016 from a lower annual cash incentive plan payment for employees in this segment based on 2015 underwriting results; and

•
A 0.5-point decrease in Second Quarter 2016 and 1.2-point decrease in Six Months 2016 from lower commission expenses to our distribution partners reflecting a change in the mix of business written in this segment, as well as lower supplemental commission expense.

In addition, the growth in premiums earned in Second Quarter and Six Months 2016 compared to last year has more than outpaced the increase in fixed expenses, thus reducing the expense ratio.

Reinsurance
We have successfully completed negotiations of our July 1, 2016 excess of loss treaties, which continue to incorporate coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The renewal of these treaties included some enhancements in terms and conditions, with the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") continues to provide $58.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit for the $30.0 million in excess of $10.0 million second layer is $120.0 million.

•	A third layer has a limit of $20.0 million excess of $40.0 million with an annual aggregate limit of approximately $70.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) continues to provide $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which is a $4.0 million increase from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and continues to have annual aggregate non-NBCR terrorism limits of $208.0 million.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. Although yield and income generation remain the key drivers to our investment strategy, our overall philosophy is to invest with a long-term horizon along with predominantly a “buy-and-hold,” low turnover approach.

Total Invested Assets
($ in thousands)	June 30, 2016	December 31, 2015	Change % or Points
Total invested assets	$5,266,523	5,089,269	3%
Unrealized gain – before tax	191,471	69,224	177
Unrealized gain – after tax	124,456	44,996	177
Invested assets per dollar of stockholders' equity	3.39	3.64	(7)
Annualized after-tax yield on investment portfolio	1.8	1.9	(0.1)	pts

The increase in invested assets at June 30, 2016 compared to December 31, 2015 was driven by a $122.2 million increase in unrealized gains, primarily on our fixed income securities portfolio, as well as operating cash flow of $59.1 million. During Six Months 2016, interest rates on the 10-year U.S. Treasury Note fell by 80 basis points, which drove the increase in unrealized gains on the fixed income securities portfolio. While the low interest rate environment favorably impacts our unrealized position, it presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing.

Fixed Income Securities
At June 30, 2016, our fixed income securities portfolio represented 92% of our total invested assets, compared to our December 31, 2015 allocation of 91%. The average duration of the fixed income securities portfolio as of June 30, 2016 was 3.7 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.3 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. We typically have a long investment time horizon, and every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Our fixed income securities portfolio had a weighted average credit rating of "AA-" as of both June 30, 2016 and December 31, 2015.

The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2015. Our top 10 state exposures represented 53% of the total municipal bond portfolio as of June 30, 2016 and had an average rating of "AA." A portion of our municipal bond portfolio contains insurance enhancements; however, the ratings of the securities with and without insurance remained unchanged as we generally purchase securities based on their underlying credit quality. For details regarding this credit quality information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2015 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Fixed income securities	$31,753	30,659	63,397	61,626
Equity securities	2,204	2,384	4,434	4,176
Short-term investments	142	23	301	48
Other investments	(611)	1,422	(1,677)	(2,118)
Investment expenses	(2,306)	(2,258)	(4,504)	(4,585)
Net investment income earned – before tax	31,182	32,230	61,951	59,147
Net investment income tax expense	(7,657)	(7,451)	(14,866)	(13,160)
Net investment income earned – after tax	$23,525	24,779	47,085	45,987
Effective tax rate	24.6%	23.1	24.0	22.2
Annualized after-tax yield on fixed income securities	2.0	2.1	2.0	2.1
Annualized after-tax yield on investment portfolio	1.8	2.0	1.8	1.9

Income on our fixed income securities portfolio increased in both Second Quarter and Six Months 2016, reflecting a higher asset base in this portfolio. However, losses on the alternative investments within our other investment portfolio more than offset this increase in Second Quarter 2016, resulting in a slight reduction in income compared to Second Quarter 2015.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized gains for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2016	2015	2016	2015
Net realized gains, excluding OTTI	$2.3	1.1	3.2	22.0
OTTI	(0.5)	(4.5)	(4.1)	(6.5)
Total net realized gains (losses)	1.8	(3.4)	(0.9)	15.5

Net realized gains excluding OTTI in Six Months 2015 reflect the sale of AFS equity securities related to a change in our dividend strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach.

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in million)	2016	2015	2016	2015
Federal income tax expense	$18.7	13.0	33.6	29.6
Effective tax rate	30%	28	29	29

Federal income tax expense increased in Second Quarter and Six Months 2016 compared with the same prior year periods due to higher underwriting income. This increase in underwriting income was partially offset by a decrease in net realized gains in Six Months 2016 compared to Six Months 2015. The effective tax rate remained consistent with the comparable prior year periods, as tax-advantaged income remained flat compared to the increase in overall pre-tax income. The majority of our differences from the statutory rate are from recurring nontaxable items, such as tax-advantaged interest and dividends received deductions.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $207 million at June 30, 2016 was comprised of $30 million at the Parent and $177 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $63 million at June 30, 2016, consistent with December 31, 2015.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $61 million in total dividends to the Parent in 2016. Cash dividends of $31 million were paid during Six Months 2016. As of December 31, 2015, our allowable ordinary maximum dividend was $178 million for 2016.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. Indiana state regulators passed legislation revising the calculation to determine an extraordinary dividend, which became effective on July 1, 2016. These changes did not have a material impact on our allowable ordinary dividends for 2016. For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio, including short-term investments, was 3.7 years as of June 30, 2016, while the liabilities of the Insurance Subsidiaries have a duration of 4.3 years. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2016	Actual as of June 30, 2016
Consolidated net worth	$1.0 billion	$1.6 billion
Statutory surplus	Not less than $750 million	$1.5 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.4%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of June 30, 2016
SICSC[1]	$594.3	$59.4	32.0	27.4	1.2
SICSE[1]	461.8	46.2	28.0	18.2	0.8
SICA[1]	2,140.7	107.0	—	107.0	4.8
SICNY	403.4	20.2	—	20.2	0.9
Total		$232.8	60.0	172.8	7.7
1On July 21, 2016, SICA borrowed $25 million from the FHLBNY which is due in 2021. On July 22, 2016, SICSC and SICSE repaid $5 million and $10 million, respectively, on their borrowing from the FHLBI.

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

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of June 30, 2016
SICSC	$594.3	$59.4	29.7	29.7
SICSE	461.8	46.2	18.3	27.9
Total		$105.6	48.0	57.6

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Six Months 2016.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Scheduled repayments of our FHLBI borrowings are $15 million, which was paid in July 2016 and $45 million, which is due in December 2016. Subsequent to these payments, our next principal repayment is due in 2021, which is the FHLBNY borrowing made in July 2016.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Short-term Borrowings
There were no balances outstanding under the Line of Credit at June 30, 2016 or at any time during 2016. In Six Months 2016, SICA borrowed an aggregate amount of $55 million through three short-term borrowings from FHLBNY. None of these borrowings remained outstanding at June 30, 2016. For additional information regarding these and other borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2016, we had statutory surplus of $1.5 billion and GAAP stockholders’ equity of $1.6 billion. With total debt of $388 million, our debt-to-capital ratio was approximately 20%.

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

Book value per share increased to $26.86 as of June 30, 2016, up from $24.37 as of December 31, 2015, due to $1.38 in net income and $1.37 in unrealized gains on our investment portfolio, partially offset by $0.30 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. We have been rated “A” or higher by A.M. Best for the past 86 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Our ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2015 Annual Report and continue to be as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Standard & Poor's Rating Services	A-	Positive
Moody's Investor Services	A2	Stable
Fitch Ratings	A+	Stable

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

Off-Balance Sheet Arrangements
At June 30, 2016 and December 31, 2015, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; (iii) notes payable; and (iv) contractual obligations related to our alternative and other investments portfolio have not materially changed since December 31, 2015. Additionally, as of June 30, 2016, we had contractual obligations that expire in 2019 to invest $15 million in a non-publicly traded common stock within our AFS portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4.   CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of June 30, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2016:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2016	3,826	$35.78	—	—
May 1 - 31, 2016	10,946	36.54	—	—
June 1 - 30, 2016	985	37.30	—	—
Total	15,757	$36.40	—	—

1During Second Quarter 2016, 4,811 shares were purchased from employees in connection with the vesting of restricted stock units and 10,946 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 28, 2016
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Dale A. Thatcher	July 28, 2016
Dale A. Thatcher
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

By: /s/ Anthony D. Harnett	July 28, 2016
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)