Form 10-Q
period 2016-09-30
SELECTIVE INSURANCE GROUP INC
filed 2016-10-27
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016
or

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
As of October 14, 2016, there were 57,856,321 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2016	December 31, 2015
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $136,094 – 2016; $209,544 – 2015)	$130,472	201,354
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,682,267 – 2016; $4,352,514 – 2015)	4,832,532	4,408,203
Equity securities, available-for-sale – at fair value (cost: $122,981 – 2016; $193,816 – 2015)	147,304	207,051
Short-term investments (at cost which approximates fair value)	169,604	194,819
Other investments	88,512	77,842
Total investments (Note 4)	5,368,424	5,089,269
Cash	1,493	898
Interest and dividends due or accrued	39,901	38,501
Premiums receivable, net of allowance for uncollectible accounts of: $5,907 – 2016; $4,422 – 2015	711,589	615,164
Reinsurance recoverables, net of allowance for uncollectible accounts of: $5,500 – 2016; $5,700 – 2015	640,012	561,968
Prepaid reinsurance premiums	151,981	140,889
Deferred federal income tax	41,656	92,696
Property and equipment – at cost, net of accumulated depreciation and amortization of: $198,171 – 2016; $188,548 – 2015	69,812	65,701
Deferred policy acquisition costs	235,934	213,159
Goodwill	7,849	7,849
Other assets	94,582	78,339
Total assets	$7,363,233	6,904,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expenses	$3,686,586	3,517,728
Unearned premiums	1,306,255	1,169,710
Short-term debt	45,000	60,000
Long-term debt	378,551	328,192
Current federal income tax	6,509	7,442
Accrued salaries and benefits	103,583	167,336
Other liabilities	261,845	255,984
Total liabilities	$5,788,329	5,506,392

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 101,505,201 – 2016; 100,861,372 – 2015	203,011	201,723
Additional paid-in capital	342,846	326,656
Retained earnings	1,538,928	1,446,192
Accumulated other comprehensive income (loss) (Note 10)	62,209	(9,425)
Treasury stock – at cost (shares: 43,653,034 – 2016; 43,500,642 – 2015)	(572,090)	(567,105)
Total stockholders’ equity	$1,574,904	1,398,041
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,363,233	6,904,433

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Net premiums earned	$542,429	507,390	1,596,819	1,473,822
Net investment income earned	33,375	32,061	95,326	91,208
Net realized gains:
Net realized investment gains	4,030	1,590	7,233	23,598
Other-than-temporary impairments	(342)	(1,282)	(4,494)	(7,827)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	—	10	—
Total net realized gains	3,688	308	2,749	15,771
Other income	2,199	698	7,018	5,521
Total revenues	581,691	540,457	1,701,912	1,586,322

Expenses:
Loss and loss expense incurred	316,258	285,161	911,881	861,721
Policy acquisition costs	193,835	174,802	567,793	509,295
Interest expense	5,714	5,610	16,940	16,826
Other expenses	10,441	9,045	35,669	29,586
Total expenses	526,248	474,618	1,532,283	1,417,428

Income before federal income tax	55,443	65,839	169,629	168,894

Federal income tax expense:
Current	5,625	9,141	38,027	29,128
Deferred	11,316	9,702	12,467	19,294
Total federal income tax expense	16,941	18,843	50,494	48,422

Net income	$38,502	46,996	119,135	120,472

Earnings per share:
Basic net income	$0.66	0.82	2.06	2.11

Diluted net income	$0.66	0.81	2.03	2.08

Dividends to stockholders	$0.15	0.14	0.45	0.42

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Net income	$38,502	46,996	119,135	120,472

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(8,444)	5,442	70,473	(18,132)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	(6)	—
Amounts reclassified into net income:
Held-to-maturity securities	(9)	(63)	(68)	(353)
Non-credit other-than-temporary impairments	—	—	—	232
Realized gains on available-for-sale securities	(2,395)	(199)	(1,786)	(10,906)
Total unrealized (losses) gains on investment securities	(10,848)	5,180	68,613	(29,159)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,050	1,110	3,021	3,332
Total defined benefit pension and post-retirement plans	1,050	1,110	3,021	3,332
Other comprehensive (loss) income	(9,798)	6,290	71,634	(25,827)
Comprehensive income	$28,704	53,286	190,769	94,645

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands, except per share amounts)	2016	2015
Common stock:
Beginning of year	$201,723	199,896
Dividend reinvestment plan (shares: 29,865 – 2016; 38,947 – 2015)	60	78
Stock purchase and compensation plans (shares: 613,964 – 2016; 686,984 – 2015)	1,228	1,374
End of period	203,011	201,348

Additional paid-in capital:
Beginning of year	326,656	305,385
Dividend reinvestment plan	1,035	1,014
Stock purchase and compensation plans	15,155	14,588
End of period	342,846	320,987

Retained earnings:
Beginning of year	1,446,192	1,313,440
Net income	119,135	120,472
Dividends to stockholders ($0.45 per share – 2016; $0.42 per share – 2015)	(26,399)	(24,376)
End of period	1,538,928	1,409,536

Accumulated other comprehensive income (loss):
Beginning of year	(9,425)	19,788
Other comprehensive income (loss)	71,634	(25,827)
End of period	62,209	(6,039)

Treasury stock:
Beginning of year	(567,105)	(562,923)
Acquisition of treasury stock (shares: 152,392 – 2016; 139,031 – 2015)	(4,985)	(3,887)
End of period	(572,090)	(566,810)
Total stockholders’ equity	$1,574,904	1,359,022

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW	Nine Months ended September 30,
($ in thousands)	2016	2015
Operating Activities
Net income	$119,135	120,472

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,563	43,868
Stock-based compensation expense	8,950	7,626
Undistributed losses of equity method investments	49	781
Net realized gains	(2,749)	(15,771)

Changes in assets and liabilities:
Increase in reserve for loss and loss expenses, net of reinsurance recoverables	90,814	60,065
Increase in unearned premiums, net of prepaid reinsurance	125,453	121,424
Decrease in net federal income taxes	11,534	27,980
Increase in premiums receivable	(96,425)	(95,188)
Increase in deferred policy acquisition costs	(22,775)	(28,058)
(Increase) decrease in interest and dividends due or accrued	(1,356)	979
Decrease in accrued salaries and benefits	(63,753)	(338)
Increase in other assets	(16,280)	(13,888)
(Decrease) increase in other liabilities	(20,686)	29,081
Net adjustments	58,339	138,561
Net cash provided by operating activities	177,474	259,033

Investing Activities
Purchase of fixed income securities, available-for-sale	(842,253)	(731,154)
Purchase of fixed income securities, held-to-maturity	(4,235)	—
Purchase of equity securities, available-for-sale	(24,747)	(192,717)
Purchase of other investments	(34,994)	(6,589)
Purchase of short-term investments	(1,307,024)	(1,084,794)
Sale of fixed income securities, available-for-sale	33,448	22,323
Sale of short-term investments	1,332,239	1,090,911
Redemption and maturities of fixed income securities, held-to-maturity	74,186	79,972
Redemption and maturities of fixed income securities, available-for-sale	483,877	403,510
Sale of equity securities, available-for-sale	99,420	148,228
Distributions from other investments	18,512	22,038
Purchase of property and equipment	(13,421)	(11,869)
Net cash used in investing activities	(184,992)	(260,141)

Financing Activities
Dividends to stockholders	(24,885)	(22,848)
Acquisition of treasury stock	(4,985)	(3,887)
Net proceeds from stock purchase and compensation plans	4,906	6,016
Proceeds from borrowings	105,000	15,000
Repayments of borrowings	(70,000)	—
Excess tax benefits from share-based payment arrangements	1,917	1,498
Repayments of capital lease obligations	(3,840)	(3,517)
Net cash provided by (used in) financing activities	8,113	(7,738)
Net increase (decrease) in cash	595	(8,846)
Cash, beginning of year	898	23,959
Cash, end of period	$1,493	15,113
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2016 (“Third Quarter 2016”) and September 30, 2015 (“Third Quarter 2015”) and the nine-month periods ended September 30, 2016 ("Nine Months 2016") and September 30, 2015 ("Nine Months 2015"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the SEC.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Sub-topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale ("AFS") security should be evaluated with other deferred tax assets.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our statement of cash flows.

NOTE 3. Statements of Cash Flow
Supplemental cash flow information is as follows:

	Nine Months ended September 30,
($ in thousands)	2016	2015
Cash paid during the period for:
Interest	$13,874	13,843
Federal income tax	36,405	18,500

Non-cash items:
Exchange of fixed income securities, AFS	21,775	35,425
Tax-free exchange of fixed income securities, held-to-maturity ("HTM")	—	10,045
Corporate actions related to equity securities, AFS[1]	3,032	4,239
Assets acquired under capital lease arrangements	3,108	6,933
Non-cash purchase of property and equipment	648	—
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheet was $20.9 million at September 30, 2016 and $9.9 million at September 30, 2015 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our HTM fixed income securities as of September 30, 2016 and December 31, 2015 was as follows:

September 30, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$104,159	414	104,573	3,256	—	107,829
Corporate securities	23,722	(165)	23,557	2,294	—	25,851
Asset-backed securities (“ABS”)	51	—	51	—	—	51
Commercial mortgage-backed securities (“CMBS”)	2,346	(55)	2,291	72	—	2,363
Total HTM fixed income securities	$130,278	194	130,472	5,622	—	136,094

December 31, 2015
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$175,269	848	176,117	5,763	—	181,880
Corporate securities	20,228	(185)	20,043	1,972	—	22,015
ABS	1,030	(120)	910	118	—	1,028
CMBS	4,527	(243)	4,284	337	—	4,621
Total HTM fixed income securities	$201,054	300	201,354	8,190	—	209,544

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet. Our HTM securities had an average duration of 1.6 years as of September 30, 2016.

(b) Information regarding our AFS securities as of September 30, 2016 and December 31, 2015 was as follows:

September 30, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$86,491	3,400	—	89,891
Foreign government	9,041	443	—	9,484
Obligations of states and political subdivisions	1,376,245	70,984	(333)	1,446,896
Corporate securities	2,136,761	60,784	(1,427)	2,196,118
ABS	282,558	1,964	(69)	284,453
CMBS	261,233	5,634	(93)	266,774
Residential mortgage-backed securities (“RMBS”)	529,938	9,294	(316)	538,916
Total AFS fixed income securities	4,682,267	152,503	(2,238)	4,832,532
AFS equity securities:
Common stock	111,746	24,832	(1,089)	135,489
Preferred stock	11,235	580	—	11,815
Total AFS equity securities	122,981	25,412	(1,089)	147,304
Total AFS securities	$4,805,248	177,915	(3,327)	4,979,836

December 31, 2015
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$99,485	4,721	(91)	104,115
Foreign government	14,885	298	(2)	15,181
Obligations of states and political subdivisions	1,314,779	44,523	(160)	1,359,142
Corporate securities	1,892,296	23,407	(15,521)	1,900,182
ABS	244,541	531	(918)	244,154
CMBS	245,252	750	(2,410)	243,592
RMBS	541,276	4,274	(3,713)	541,837
Total AFS fixed income securities	4,352,514	78,504	(22,815)	4,408,203
AFS equity securities:
Common stock	181,991	14,796	(1,998)	194,789
Preferred stock	11,825	477	(40)	12,262
Total AFS equity securities	193,816	15,273	(2,038)	207,051
Total AFS securities	$4,546,330	93,777	(24,853)	4,615,254

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" ("AOCI") on the Consolidated Balance Sheets.

(c) The following tables provide information regarding our AFS securities in a net unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
Obligations of states and political subdivisions	$74,989	(333)	—	—
Corporate securities	155,880	(1,139)	30,469	(288)
ABS	21,766	(66)	2,450	(3)
CMBS	24,633	(59)	8,709	(34)
RMBS	13,674	(40)	37,677	(276)
Total AFS fixed income securities	290,942	(1,637)	79,305	(601)
AFS equity securities:
Common stock	12,528	(1,089)	—	—
Total AFS equity securities	12,528	(1,089)	—	—
Total AFS	$303,470	(2,726)	79,305	(601)

December 31, 2015	Less than 12 months		12 months or longer
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$16,006	(87)	396	(4)
Foreign government	1,067	(2)	—	—
Obligations of states and political subdivisions	28,617	(160)	—	—
Corporate securities	761,479	(12,671)	50,382	(2,850)
ABS	197,477	(807)	12,022	(111)
CMBS	146,944	(2,196)	15,385	(214)
RMBS	264,914	(1,992)	63,395	(1,721)
Total AFS fixed income securities	1,416,504	(17,915)	141,580	(4,900)
AFS equity securities:
Common stock	31,148	(1,998)	—	—
Preferred stock	1,531	(40)	—	—
Total AFS equity securities	32,679	(2,038)	—	—
Total AFS	$1,449,183	(19,953)	141,580	(4,900)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

There were no net unrealized/unrecognized losses on our HTM portfolio as of September 30, 2016. The table below provides our net unrealized/unrecognized loss positions by impairment severity for AFS securities as of September 30, 2016 and for both AFS and HTM securities as of December 31, 2015:

($ in thousands)
September 30, 2016			December 31, 2015
Number of Issues	% of Market/Book	Unrealized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
180	80% - 99%	$3,327	606	80% - 99%	$22,971
—	60% - 79%	—	3	60% - 79%	1,888
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$3,327			$24,859

We do not intend to sell any of the securities in the tables above, nor do we believe we will be required to sell any of these securities. We have also reviewed these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report, and have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. Additionally, changes in market value due to interest rate fluctuations are considered temporary. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at September 30, 2016, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at September 30, 2016:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$59,074	59,671
Due after one year through five years	62,778	66,622
Due after five years through 10 years	8,620	9,801
Total HTM fixed income securities	$130,472	136,094

Listed below are the contractual maturities of AFS fixed income securities at September 30, 2016:

($ in thousands)	Fair Value
Due in one year or less	$491,206
Due after one year through five years	2,403,246
Due after five years through 10 years	1,823,028
Due after 10 years	115,052
Total AFS fixed income securities	$4,832,532

(e) We evaluate the alternative investments and tax credit investments included in our other investments portfolio to determine whether those investments are VIEs and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary, including whether we have: (i) the power to direct activities of the VIE; (ii) the ability to remove the decision maker of the VIE; (iii) the ability to participate in making decisions that are significant to the VIE; and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have determined that the investments in our other investment portfolio are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2016			December 31, 2015
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$35,444	57,793	93,237	35,088	30,204	65,292
Private credit	27,709	30,763	58,472	13,246	15,129	28,375
Real assets	15,329	22,922	38,251	19,500	25,820	45,320
Total alternative investments	78,482	111,478	189,960	67,834	71,153	138,987
Other securities	10,030	22,611	32,641	10,008	3,200	13,208
Total other investments	$88,512	134,089	222,601	77,842	74,353	152,195
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three and nine-month periods ended June 30 is as follows:

Income Statement Information	Quarter ended June 30,		Nine months ended June 30,
($ in millions)	2016	2015	2016	2015
Net investment (loss) income	$(55.4)	44.1	26.1	139.6
Realized gains	245.6	385.2	1,186.8	977.7
Net change in unrealized depreciation	117.8	(222.2)	(1,132.8)	(1,089.0)
Net gain	$308.0	207.1	80.1	28.3
Selective’s insurance subsidiaries’ other investments gain (loss)	$1.6	1.3	—	(0.8)

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at September 30, 2016 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2016:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.4	—	23.1	30.5
CMBS	1.0	—	—	1.0
RMBS	53.1	64.4	—	117.5
Total pledged as collateral	$61.5	64.4	23.1	149.0

(g) The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2016 or December 31, 2015.

(h) The components of pre-tax net investment income earned for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Fixed income securities	$32,453	30,601	$95,850	92,227
Equity securities	1,506	2,370	5,940	6,546
Short-term investments	192	24	493	72
Other investments	1,628	1,337	(49)	(781)
Investment expenses	(2,404)	(2,271)	(6,908)	(6,856)
Net investment income earned	$33,375	32,061	$95,326	91,208

(i) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2016	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS equity securities:
Common stock	$342	—	342
Total AFS equity securities	342	—	342
Total OTTI losses	$342	—	342

Third Quarter 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$253	—	253
Total AFS fixed income securities	253	—	253
AFS equity securities:
Common stock	1,029	—	1,029
Total AFS equity securities	1,029	—	1,029
Total OTTI losses	$1,282	—	1,282

Nine Months 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,077	—	1,077
RMBS	98	10	88
Total AFS fixed income securities	1,175	10	1,165
AFS equity securities:
Common stock	3,316	—	3,316
Preferred stock	3	—	3
Total AFS equity securities	3,319	—	3,319
Total OTTI losses	$4,494	10	4,484

Nine Months 2015	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,445	—	1,445
RMBS	1	—	1
Total AFS fixed income securities	1,446	—	1,446
AFS equity securities:
Common stock	6,201	—	6,201
Preferred stock	180	—	180
Total AFS equity securities	6,381	—	6,381
Total OTTI losses	$7,827	—	7,827

For a discussion of our evaluation for OTTI of fixed income securities, short-term investments, equity securities, and other investments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
HTM fixed income securities
Gains	$—	3	3	5
Losses	—	—	(1)	(1)
AFS fixed income securities
Gains	2,204	169	3,189	2,158
Losses	(40)	—	(81)	(130)
AFS equity securities
Gains	1,863	1,419	4,364	23,567
Losses	—	(1)	(240)	(1,347)
Other investments
Gains	3	—	3	—
Losses	—	—	(4)	(654)
Total net realized gains (excluding OTTI charges)	$4,030	1,590	7,233	23,598

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $27.0 million and $12.7 million in Third Quarter 2016 and Third Quarter 2015, respectively, and $132.9 million and $170.6 million in Nine Months 2016 and Nine Months 2015, respectively. The $23.6 million in net realized gains for Nine Months 2015 were primarily due to a change in our dividend equity strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company’s dividends and future cash flow.

NOTE 5. Indebtedness
During Nine Months 2016, Selective Insurance Company of America ("SICA") borrowed the following short-term funds from the FHLBNY:

•	$25 million on February 26, 2016 at an interest rate of 0.59%, which was repaid on March 18, 2016;

•	$15 million on April 7, 2016 at an interest rate of 0.52%, which was repaid on April 28, 2016; and

•	$15 million on April 28, 2016 at an interest rate of 0.53%, which was repaid on May 19, 2016.

During Nine Months 2016, SICA borrowed the following long-term funds from the FHLBNY:

•	$25 million on July 21, 2016 at an interest rate of 1.61%, which is due on July 21, 2021; and

•	$25 million on August 15, 2016 at an interest rate of 1.56%, which is due on August 16, 2021.

Additionally, in Third Quarter 2016, Selective Insurance Company of the Southeast and Selective Insurance Company of South Carolina repaid their $15 million outstanding aggregate borrowing from the FHLBI.

For further information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

NOTE 6. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$130,472	136,094	201,354	209,544
AFS	4,832,532	4,832,532	4,408,203	4,408,203
Equity securities, AFS	147,304	147,304	207,051	207,051
Short-term investments	169,604	169,604	194,819	194,819
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$—	—	15,000	14,977
1.25% borrowings from FHLBI	45,000	45,072	45,000	45,083
Total short-term debt	$45,000	45,072	60,000	60,060

Long-term debt:
7.25% Senior Notes	$49,900	60,682	49,898	56,929
6.70% Senior Notes	99,426	118,192	99,415	110,363
5.875% Senior Notes	185,000	194,324	185,000	192,474
1.61% borrowings from FHLBNY	25,000	25,048	—	—
1.56% borrowings from FHLBNY	25,000	24,990	—	—
Subtotal long-term debt	384,326	423,236	334,313	359,766
Unamortized debt issuance costs	(5,775)		(6,121)
Total long-term debt	$378,551		328,192

For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2015 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2016 and December 31, 2015:

September 30, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 9/30/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$89,891	35,147	54,744	—
Foreign government	9,484	—	9,484	—
Obligations of states and political subdivisions	1,446,896	—	1,446,896	—
Corporate securities	2,196,118	—	2,196,118	—
ABS	284,453	—	284,453	—
CMBS	266,774	—	266,774	—
RMBS	538,916	—	538,916	—
Total AFS fixed income securities	4,832,532	35,147	4,797,385	—
AFS equity securities:
Common stock	135,489	127,813	—	7,676
Preferred stock	11,815	11,815	—	—
Total AFS equity securities	147,304	139,628	—	7,676
Total AFS securities	4,979,836	174,775	4,797,385	7,676
Short-term investments	169,604	169,604	—	—
Total assets measured at fair value	$5,149,440	344,379	4,797,385	7,676

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$104,115	42,702	61,413	—
Foreign government	15,181	—	15,181	—
Obligations of states and political subdivisions	1,359,142	—	1,359,142	—
Corporate securities	1,900,182	—	1,900,182	—
ABS	244,154	—	244,154	—
CMBS	243,592	—	243,592	—
RMBS	541,837	—	541,837	—
Total AFS fixed income securities	4,408,203	42,702	4,365,501	—
AFS equity securities:
Common stock	194,789	191,517	—	3,272
Preferred stock	12,262	12,262	—	—
Total AFS equity securities	207,051	203,779	—	3,272
Total AFS securities	4,615,254	246,481	4,365,501	3,272
Short-term investments	194,819	194,819	—	—
Total assets measured at fair value	$4,810,073	441,300	4,365,501	3,272

[1]	There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the nine-month period ended September 30, 2016:

September 30, 2016	Common Stock
($ in thousands)
Fair value, December 31, 2015	$3,272
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	6,204
Sales	(1,800)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, September 30, 2016	$7,676

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2016 and December 31, 2015:

September 30, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 9/30/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$107,829	—	107,829	—
Corporate securities	25,851	—	18,160	7,691
ABS	51	—	51	—
CMBS	2,363	—	2,363	—
Total HTM fixed income securities	$136,094	—	128,403	7,691
Financial Liabilities
Short-term debt:
1.25% borrowings from FHLBI	$45,072	—	45,072	—
Total short-term debt	$45,072	—	45,072	—

Long-term debt:
7.25% Senior Notes	$60,682	—	60,682	—
6.70% Senior Notes	118,192	—	118,192	—
5.875% Senior Notes	194,324	194,324	—	—
1.61% borrowings from FHLBNY	25,048	—	25,048	—
1.56% borrowings from FHLBNY	24,990	—	24,990	—
Total long-term debt	$423,236	194,324	228,912	—

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$181,880	—	181,880	—
Corporate securities	22,015	—	18,679	3,336
ABS	1,028	—	1,028	—
CMBS	4,621	—	4,621	—
Total HTM fixed income securities	$209,544	—	206,208	3,336
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$14,977	—	14,977	—
1.25% borrowings from FHLBI	45,083	—	45,083	—
Total short-term debt	$60,060	—	60,060	—

Long-term debt:
7.25% Senior Notes	$56,929	—	56,929	—
6.70% Senior Notes	110,363	—	110,363	—
5.875% Senior Notes	192,474	192,474	—	—
Total long-term debt	$359,766	192,474	167,292	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Premiums written:
Direct	$669,844	631,429	$1,981,984	1,851,620
Assumed	7,644	6,099	21,752	17,140
Ceded	(98,715)	(92,503)	(281,464)	(273,514)
Net	$578,773	545,025	$1,722,272	1,595,246
Premiums earned:
Direct	$627,520	590,716	$1,846,587	1,728,865
Assumed	7,163	5,830	20,604	16,831
Ceded	(92,254)	(89,156)	(270,372)	(271,874)
Net	$542,429	507,390	$1,596,819	1,473,822
Loss and loss expense incurred:
Direct	$428,520	306,635	$1,152,223	935,529
Assumed	5,929	4,224	18,424	13,114
Ceded	(118,191)	(25,698)	(258,766)	(86,922)
Net	$316,258	285,161	$911,881	861,721

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Ceded premiums written	$(62,051)	(62,463)	$(179,205)	(178,784)
Ceded premiums earned	(56,505)	(58,340)	(169,986)	(176,119)
Ceded loss and loss expense incurred	(99,200)	(15,382)	(164,179)	(36,315)

NOTE 8. Segment Information
We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	E&S Lines - comprised of insurance products and services provided to customers who have not obtained coverage in
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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$100,612	90,758	294,927	265,771
Workers compensation	78,596	74,560	229,847	213,991
General liability	133,981	123,252	391,349	357,430
Commercial property	74,052	68,587	217,821	199,699
Businessowners’ policies	24,461	23,726	73,016	69,603
Bonds	5,795	5,031	16,924	15,137
Other	4,089	3,628	11,868	10,649
Miscellaneous income	1,925	448	6,182	4,680
Total Standard Commercial Lines revenue	423,511	389,990	1,241,934	1,136,960
Standard Personal Lines:
Net premiums earned:
Personal automobile	34,865	36,623	106,526	110,373
Homeowners	32,031	33,670	98,342	101,122
Other	1,794	1,795	4,851	5,143
Miscellaneous income	275	250	836	841
Total Standard Personal Lines revenue	68,965	72,338	210,555	217,479
E&S Lines:
Net premiums earned:
General liability	37,398	32,395	108,372	87,914
Commercial property	11,853	11,309	35,013	31,428
Commercial automobile	2,902	2,056	7,963	5,562
Miscellaneous income	(1)	—	—	—
Total E&S Lines revenue	52,152	45,760	151,348	124,904
Investments:
Net investment income	33,375	32,061	95,326	91,208
Net realized investment gains	3,688	308	2,749	15,771
Total Investments revenue	37,063	32,369	98,075	106,979
Total revenues	$581,691	540,457	1,701,912	1,586,322

Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Standard Commercial Lines:
Underwriting gain	$30,124	44,027	101,229	109,304
GAAP combined ratio	92.9%	88.7	91.8	90.3
Statutory combined ratio	92.0	88.4	90.1	89.4

Standard Personal Lines:
Underwriting gain (loss)	$4,271	2,826	19,001	(4,295)
GAAP combined ratio	93.8%	96.1	90.9	102.0
Statutory combined ratio	92.0	95.0	90.7	101.7

E&S Insurance Operations:
Underwriting loss	$(2,362)	(2,022)	(3,465)	(5,033)
GAAP combined ratio	104.5%	104.4	102.3	104.0
Statutory combined ratio	101.4	101.1	100.9	101.8

Investments:
Net investment income	$33,375	32,061	95,326	91,208
Net realized investment gains	3,688	308	2,749	15,771
Total investment income, before federal income tax	37,063	32,369	98,075	106,979
Tax on investment income	9,752	7,614	24,290	26,186
Total investment income, after federal income tax	$27,311	24,755	73,785	80,793

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$30,124	44,027	101,229	109,304
Standard Personal Lines	4,271	2,826	19,001	(4,295)
E&S Lines	(2,362)	(2,022)	(3,465)	(5,033)
Investment income, before federal income tax	37,063	32,369	98,075	106,979
Total all segments	69,096	77,200	214,840	206,955
Interest expense	(5,714)	(5,610)	(16,940)	(16,826)
General corporate and other expenses	(7,939)	(5,751)	(28,271)	(21,235)
Income before federal income tax	$55,443	65,839	169,629	168,894

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

The following tables provide information regarding the Pension Plan:

	Pension Plan Quarter ended September 30,		Pension Plan Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Net Periodic Benefit Cost:
Service cost	$41	1,913	1,647	5,738
Interest cost	3,049	3,409	9,252	10,225
Expected return on plan assets	(5,006)	(3,991)	(12,982)	(11,972)
Amortization of unrecognized net actuarial loss	1,763	1,643	4,724	4,930
Total net periodic cost	$(153)	2,974	2,641	8,921

As of December 31, 2015, we anticipated contributing $11.7 million to the Pension Plan for full year 2016. Actual contributions amounted to $54.5 million in Nine Months 2016 and we do not anticipate any additional funding this year. The decrease in net periodic cost in Third Quarter 2016 reflects lower expense as a result of the contributions that were higher than our original expectation.

	Pension Plan Nine Months ended September 30,
	2016	2015
Weighted-Average Expense Assumptions:
Discount rate	4.69%	4.29%
Effective interest rate for calculation of service cost	4.89%	—%
Effective interest rate for calculation of interest cost	4.02%	—%
Expected return on plan assets	6.37%	6.27%
Rate of compensation increase[1]	n/a	4.00%
1This assumption was 4.0% through March 31, 2016, the date after which benefits ceased accruing for all participants of the Pension Plan.

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

NOTE 10. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2016 and 2015 were as follows:

Third Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$55,443	16,941	38,502
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during period	(12,992)	(4,548)	(8,444)
Amounts reclassified into net income:
HTM securities	(13)	(4)	(9)
Realized gains on AFS securities	(3,684)	(1,289)	(2,395)
Total unrealized losses on investment securities	(16,689)	(5,841)	(10,848)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,615	565	1,050
Total defined benefit pension and post-retirement plans	1,615	565	1,050
Other comprehensive loss	(15,074)	(5,276)	(9,798)
Comprehensive income	$40,369	11,665	28,704

Third Quarter 2015
($ in thousands)	Gross	Tax	Net
Net income	$65,839	18,843	46,996
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	8,371	2,929	5,442
Amounts reclassified into net income:
HTM securities	(97)	(34)	(63)
Realized gains on AFS securities	(305)	(106)	(199)
Total unrealized gains on investment securities	7,969	2,789	5,180
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,709	599	1,110
Total defined benefit pension and post-retirement plans	1,709	599	1,110
Other comprehensive income	9,678	3,388	6,290
Comprehensive income	$75,517	22,231	53,286

Nine Months 2016
($ in thousands)	Gross	Tax	Net
Net income	$169,629	50,494	119,135
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	108,420	37,947	70,473
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(104)	(36)	(68)
Realized gains on AFS securities	(2,747)	(961)	(1,786)
Total unrealized gains on investment securities	105,559	36,946	68,613
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	4,648	1,627	3,021
Total defined benefit pension and post-retirement plans	4,648	1,627	3,021
Other comprehensive income	110,207	38,573	71,634
Comprehensive income	$279,836	89,067	190,769

Nine Months 2015
($ in thousands)	Gross	Tax	Net
Net income	$168,894	48,422	120,472
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during period	(27,896)	(9,764)	(18,132)
Amounts reclassified into net income:
HTM securities	(543)	(190)	(353)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(16,778)	(5,872)	(10,906)
Total unrealized losses on investment securities	(44,860)	(15,701)	(29,159)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	5,127	1,795	3,332
Total defined benefit pension and post-retirement plans	5,127	1,795	3,332
Other comprehensive loss	(39,733)	(13,906)	(25,827)
Comprehensive income	$129,161	34,516	94,645

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2016 were as follows:

September 30, 2016					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gain on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2015	$(282)	194	45,083	44,995	(54,420)	(9,425)
OCI before reclassifications	(6)	—	70,473	70,467	—	70,467
Amounts reclassified from AOCI	—	(68)	(1,786)	(1,854)	3,021	1,167
Net current period OCI	(6)	(68)	68,687	68,613	3,021	71,634
Balance, September 30, 2016	$(288)	126	113,770	113,608	(51,399)	62,209

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2016	2015	2016	2015
OTTI related
Non-credit OTTI on disposed securities	$—	—	—	357	Net realized gains
	—	—	—	357	Income before federal income tax
	—	—	—	(125)	Total federal income tax expense
	—	—	—	232	Net income
HTM related
Unrealized losses on HTM disposals	73	121	161	258	Net realized gains
Amortization of net unrealized gains on HTM securities	(86)	(218)	(265)	(801)	Net investment income earned
	(13)	(97)	(104)	(543)	Income before federal income tax
	4	34	36	190	Total federal income tax expense
	(9)	(63)	(68)	(353)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	(3,684)	(305)	(2,747)	(16,778)	Net realized gains
	(3,684)	(305)	(2,747)	(16,778)	Income before federal income tax
	1,289	106	961	5,872	Total federal income tax expense
	(2,395)	(199)	(1,786)	(10,906)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	351	371	1,009	1,114	Loss and loss expense incurred
	1,264	1,338	3,639	4,013	Policy acquisition costs
Total defined benefit pension and post-retirement life	1,615	1,709	4,648	5,127	Income before federal income tax
	(565)	(599)	(1,627)	(1,795)	Total federal income tax expense
	1,050	1,110	3,021	3,332	Net income

Total reclassifications for the period	$(1,354)	848	1,167	(7,695)	Net income

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

Our insurance subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our insurance subsidiaries also are involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of September 30, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

NOTE 12. Subsequent Events
Hurricane Matthew impacted the Southern United States in October 2016. We currently estimate catastrophe losses from this event to range from $10 million to $14 million in the fourth quarter of 2016. In addition, we currently estimate a partial offset of approximately $1 million related to the servicing of policies impacted by this event through our participation in the NFIP.

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

Introduction
The Parent, through its insurance subsidiaries, offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines - which represents 79% of our combined insurance segments' net premiums written ("NPW"), sells commercial lines insurance products and services to businesses, non-profit organizations, and local government agencies located primarily in 22 states in the Eastern and Midwestern U.S. and the District of Columbia through approximately 1,160 distribution partners in the standard marketplace.

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

•
Financial Highlights of Results for the third quarters ended September 30, 2016 (“Third Quarter 2016”) and September 30, 2015 (“Third Quarter 2015”) and the nine-month periods ended September 30, 2016 ("Nine Months 2016") and September 30, 2015 ("Nine Months 2015");

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

Financial Highlights of Results for Third Quarter and Nine Months 2016 and Third Quarter and Nine Months 20151

	Quarter ended September 30,				Nine Months ended September 30,
($ and shares in thousands, except per share amounts)	2016	2015	Change % or Points		2016	2015	Change % or Points
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$581,691	540,457	8%		$1,701,912	1,586,322	7%
Net investment income earned	33,375	32,061	4		95,326	91,208	5
Income before federal income tax	55,443	65,839	(16)		169,629	168,894	—
Net income	38,502	46,996	(18)		119,135	120,472	(1)
Diluted net income per share	0.66	0.81	(19)		2.03	2.08	(2)
Diluted weighted-average outstanding shares	58,731	57,984	1		58,612	57,838	1
GAAP combined ratio	94.1%	91.2	2.9	pts	92.7%	93.2	(0.5)	pts
Statutory combined ratio	92.9	90.5	2.4		91.2	92.3	(1.1)
Invested assets per dollar of stockholders' equity	$3.41	3.69	(8)%		$3.41	3.69	(8)%
After-tax yield on investments	1.9%	2.0	(0.1)	pts	1.8%	1.9	(0.1)	pts
Annualized return on average equity ("ROE")	9.8	14.1	(4.3)		10.7	12.2	(1.5)
Non-GAAP measures:
Operating income[2]	$36,104	46,796	(23)%		$117,348	110,221	6%
Diluted operating income per share[2]	0.62	0.81	(23)		2.00	1.90	5
Annualized operating ROE[2]	9.2%	14.0	(4.8)	pts	10.5%	11.2	(0.7)	pts

[1]	Refer to the Glossary of Terms attached to our 2015 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

The following table reconciles operating income and net income for the periods presented above:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Operating income	$36,104	46,796	$117,348	110,221
Net realized gains, net of tax	2,398	200	1,787	10,251
Net income	$38,502	46,996	$119,135	120,472

Diluted operating income per share	$0.62	0.81	$2.00	1.90
Diluted net realized gains per share	0.04	—	0.03	0.18
Diluted net income per share	$0.66	0.81	$2.03	2.08

It is our goal to generate an annualized operating ROE that is 300 basis points in excess of our weighted average cost of capital. At September 30, 2016, our weighted-average cost of capital was 7.9%. Our annualized ROE contributions by component were as follows:

ROE	Quarter ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Insurance segments	5.3%	8.7	6.8%	6.6
Investment income[1]	6.4	7.4	6.5	7.1
Other	(2.5)	(2.1)	(2.8)	(2.5)
Annualized operating ROE	9.2	14.0	10.5	11.2
Net realized gains[1]	0.6	0.1	0.2	1.0
Annualized ROE	9.8%	14.1	10.7%	12.2
1 Investment segment results are the combination of "Net investment income earned" and "Net realized gains".

Insurance Segments
The key metric in understanding our insurance segments’ contribution to annualized operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2016	2015			2016	2015
GAAP Insurance Operations Results:
NPW	$578,773	545,025	6%		$1,722,272	1,595,246	8%
Net premiums earned (“NPE”)	542,429	507,390	7		1,596,819	1,473,822	8
Less:
Loss and loss expense incurred	316,258	285,161	11		911,881	861,721	6
Net underwriting expenses incurred	193,597	175,477	10		564,361	506,835	11
Dividends to policyholders	541	1,921	(72)		3,812	5,290	(28)
Underwriting gain	$32,033	44,831	(29)%		$116,765	99,976	17%
GAAP Ratios:
Loss and loss expense ratio	58.3%	56.2	2.1	pts	57.1%	58.5	(1.4)	pts
Underwriting expense ratio	35.7	34.6	1.1		35.4	34.3	1.1
Dividends to policyholders ratio	0.1	0.4	(0.3)		0.2	0.4	(0.2)
Combined ratio	94.1	91.2	2.9		92.7	93.2	(0.5)
Statutory Ratios:
Loss and loss expense ratio	58.3	56.1	2.2		57.0	58.5	(1.5)
Underwriting expense ratio	34.5	34.0	0.5		34.0	33.4	0.6
Dividends to policyholders ratio	0.1	0.4	(0.3)		0.2	0.4	(0.2)
Combined ratio	92.9%	90.5	2.4	pts	91.2%	92.3	(1.1)	pts

The GAAP combined ratio increased 2.9 points in Third Quarter 2016 compared to the same period last year, driven primarily by higher property losses, which were partially offset by favorable prior year casualty reserve development, as illustrated in the table below:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$10.4	1.9	pts	$6.9	1.3	pts	0.6	pts
Non-catastrophe property losses	78.5	14.5		65.2	12.9		1.6
Favorable prior year casualty reserve development	(19.0)	(3.5)		(15.0)	(3.0)		(0.5)

The GAAP combined ratio improved by 0.5 points in Nine Months 2016 compared to the same period last year, driven by lower property losses, as last year was heavily impacted by severe winter weather and Midwest storms. These lower property losses were partially offset by lower favorable prior year casualty development. Quantitative details are as follows:

	Nine Months 2016			Nine Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$33.2	2.1	pts	$56.1	3.8	pts	(1.7)	pts
Non-catastrophe property losses	209.2	13.1		206.7	14.0		(0.9)
Favorable prior year casualty reserve development	(46.0)	(2.9)		(55.0)	(3.8)		0.9

Favorable prior year casualty reserve development by line of business is as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2016		2015	2016	2015
General liability	$(11.0)		(5.0)	(33.0)	(41.0)
Commercial automobile	7.0		—	20.0	3.0
Workers compensation	(15.0)		(14.0)	(36.0)	(27.0)
Businessowners' policies	—		—	—	4.0
Total Standard Commercial Lines	(19.0)		(19.0)	(49.0)	(61.0)

E&S	—		4.0	3.0	6.0

Total (favorable) prior year casualty reserve development	$(19.0)		(15.0)	(46.0)	(55.0)

(Favorable) impact on loss ratio	(3.5)	pts	(3.0)	(2.9)	(3.8)
For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Also impacting the GAAP combined ratio was an increase in the underwriting expense ratio that was driven by higher supplemental commission expense to our agents, due to improved profitability, which increased the ratio by 0.7 points in Third Quarter 2016 and 0.8 points in Nine Months 2016 compared to the same periods last year.

Investments Segment
In total, our investment segment contributed 7.0 points to our overall annualized ROE in Third Quarter 2016, compared to 7.5 points in Third Quarter 2015, and 6.7 points in Nine Months 2016, compared to 8.1 points in Nine Months 2015. The primary driver of the 1.4-point decrease for the year-to-date period was a $13.0 million decrease in pre-tax net realized gains this year compared to last, the timing of which is largely subjective from one period to the next.

Other
Our other expenses, which are primarily comprised of expenses at the holding company level, reduced our overall annualized ROE by 2.5 points in Third Quarter 2016 compared to 2.1 points in Third Quarter 2015 and by 2.8 points in Nine Months 2016 compared to 2.5 points in Nine Months 2015. The increase in corporate expenses was driven by higher long-term stock-compensation expense to employees, which reflects the Company's improved profitability and the continued strong stock price of the Parent. Long-term stock compensation expense amounted to $6.6 million in Third Quarter 2016 compared to $4.7 million in Third Quarter 2015 and $22.7 million in Nine Months 2016 compared to $15.8 million in Nine Months 2015.

Outlook
A.M. Best Company, Inc. ("A.M. Best") projected a 2016 industry statutory combined ratio of 99.2% in their Review & Preview Report issued in February 2016. This projection included industry catastrophe losses of 4.7 points and favorable reserve development of 1.7 points. A.M. Best also projected decreasing investment yields to continue into 2016.
In 2016, we celebrated our 90th year of business and our pillars of success continue to be: (i) our unique field model combined with sophisticated underwriting and claims capabilities; (ii) true franchise value with our "ivy league" distribution partners; and (iii) delivering a superior customer experience with our “best in class” employees. We plan to leverage our competitive advantages by: (i) increasing our share of wallet with existing agents while adding agents in areas with strong new business opportunities; and (ii) exploring geographic expansion beginning with Arizona and New Hampshire, which are expected to be operational by the end of 2017 for our standard commercial lines operations.
We remain focused on becoming a more customer-centric company. In 2015, we made key strategic investments in technology as part of our efforts to deliver a superior customer experience across all interactions. In 2016, we continued to roll out self-servicing capabilities via our mobile application, mobile web, and on the desktop, and we relaunched our public website with simplified navigation, richer content, and responsive capabilities. These investments have enabled us to provide our customers with 24/7 access to transactional capabilities and information. We are also working to identify points of friction in the customer's experience between us and our distribution partners. These friction points provide opportunities for us to increase efficiency and improve the customer's impression of both us and our distribution partner. Customers expect this level of service and access from every company with which they conduct business. We view omni-channel service delivery as a key to future success in our industry and we continue to focus our efforts in this area.
For Nine Months 2016, our statutory combined ratio was 91.2%, which included 2.1 points of catastrophe losses and 2.9 points of favorable prior year casualty reserve development. Based on these results and our expectations for the remainder of the year, we provide the following guidance for full-year 2016:

•	An ex-catastrophe combined ratio of approximately 89.5%. This assumes no additional prior year casualty reserve development in the fourth quarter;

•	3.0 points of catastrophe losses, down from our previous guidance of 3.5 points;

•	After-tax investment income of approximately $95 million; and

•	Weighted average shares of approximately 58.5 million.

Our goal is to generate an annualized operating ROE that is 300 basis points in excess of our weighted average cost of capital. Our weighted average cost of capital was 7.9% as of September 30, 2016. In Nine Months 2016, our annualized operating ROE was 10.5%.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$449,544	414,031	9%		$1,353,615	1,240,110	9%
NPE	421,586	389,542	8		1,235,752	1,132,280	9
Less:
Loss and loss expense incurred	238,215	203,621	17		683,183	619,857	10
Net underwriting expenses incurred	152,706	139,973	9		447,528	397,829	12
Dividends to policyholders	541	1,921	(72)		3,812	5,290	(28)
Underwriting gain	$30,124	44,027	(32)%		$101,229	109,304	(7)%
GAAP Ratios:
Loss and loss expense ratio	56.5%	52.3	4.2	pts	55.3%	54.7	0.6	pts
Underwriting expense ratio	36.3	35.9	0.4		36.2	35.1	1.1
Dividends to policyholders ratio	0.1	0.5	(0.4)		0.3	0.5	(0.2)
Combined ratio	92.9	88.7	4.2		91.8	90.3	1.5
Statutory Ratios:
Loss and loss expense ratio	56.5	52.2	4.3		55.2	54.7	0.5
Underwriting expense ratio	35.4	35.7	(0.3)		34.6	34.2	0.4
Dividends to policyholders ratio	0.1	0.5	(0.4)		0.3	0.5	(0.2)
Combined ratio	92.0%	88.4	3.6	pts	90.1%	89.4	0.7	pts

The increases in NPW in Third Quarter and Nine Months 2016 compared to Third Quarter and Nine Months 2015 were driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2016	2015	2016	2015
Retention	84%	84	83%	83
Renewal pure price increases	2.5	2.8	2.6	3.1
Direct new business	$89.2	83.9	$272.4	262.3

The NPE increases in Third Quarter and Nine Months 2016 compared to Third Quarter and Nine Months 2015 were consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2016 compared with the twelve-month period ended September 30, 2015.

The GAAP loss and loss expense ratio increased 4.2 points in Third Quarter 2016 compared to Third Quarter 2015 and 0.6 points in Nine Months 2016 compared to Nine Months 2015. Information regarding these drivers is as follows:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$6.2	1.5	pts	$0.7	0.2	pts	1.3	pts
Non-catastrophe property losses	51.6	12.2		37.9	9.7		2.5
Favorable prior year casualty reserve development	(19.0)	(4.5)		(19.0)	(4.9)		0.4

	Nine Months 2016			Nine Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$21.5	1.7	pts	$33.0	2.9	pts	(1.2)	pts
Non-catastrophe property losses	136.8	11.1		120.8	10.7		0.4
Favorable prior year casualty reserve development	(49.0)	(4.0)		(61.0)	(5.4)		1.4

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights" section above and the line of business discussions below.

The increases in the GAAP underwriting expense ratio in the quarter and year-to-date periods of 0.4 points and 1.1 points, respectively, were primarily attributable to higher supplemental commission expense to our distribution partners of approximately 0.9 and 1.0 points, respectively.

The following is a discussion of our most significant Standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$141,556	130,722	8%		$431,751	395,840	9%
Direct new business	25,646	24,739	4		80,622	77,144	5
Retention	84%	84	—	pts	83%	83	—	pts
Renewal pure price increases	1.7	2.3	(0.6)		1.8	2.8	(1.0)
Statutory NPE	$133,981	123,252	9%		$391,349	357,430	9%
Statutory combined ratio	84.7%	89.1	(4.4)	pts	83.9%	80.0	3.9	pts
% of total statutory Standard Commercial Lines NPW	31	32			32	32

The statutory combined ratio decrease in Third Quarter 2016 compared to Third Quarter 2015 was driven by favorable prior year casualty reserve development as illustrated in the tables below:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(11.0)	(8.2)	pts	$(5.0)	(4.1)	pts	(4.1)	pts

	Nine Months 2016			Nine Months 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(33.0)	(8.4)	pts	$(41.0)	(11.5)	pts	3.1	pts

The significant drivers of the development were as follows:

•	Third Quarter and Nine Months 2016: Development was primarily attributable to lower severities in the 2008 through 2014 accident years.

•	Third Quarter and Nine Months 2015: Development was primarily attributable to lower claims frequencies and severities in the 2009 through 2013 accident years.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2016	2015			2016	2015
Statutory NPW	$108,655	97,941	11%		$325,751	291,547	12%
Direct new business	18,953	17,345	9		58,225	54,200	7
Retention	85%	85	—	pts	84%	84	—	pts
Renewal pure price increases	4.8	3.7	1.1		4.9	3.7	1.2
Statutory NPE	$100,612	90,758	11%		$294,927	265,771	11%
Statutory combined ratio	114.5%	104.5	10.0	pts	108.9%	101.5	7.4	pts
% of total statutory Standard Commercial Lines NPW	24	24			24	24

The 10.0-point increase in the statutory combined ratio in Third Quarter 2016 compared to Third Quarter 2015, and the 7.4-point increase in the statutory combined ratio in Nine Months 2016 compared to Nine Months 2015, were primarily due to: (i) higher unfavorable prior year casualty reserve development; (ii) an increase in the current year loss reserve estimate; and (iii) higher non-catastrophe property losses.

Quantitative information regarding the development and non-catastrophe property losses is as follows:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$7.0	7.0	pts	$—	—	pts	7.0	pts
Increase in current year casualty reserve estimate	7.0	7.0		3.0	3.3		3.7
Non-catastrophe property losses	16.6	16.5		14.2	15.6		0.9

	Nine Months 2016			Nine Months 2015
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$20.0	6.8	pts	$3.0	1.1	pts	5.7	pts
Increase in current year casualty reserve estimate	7.0	2.4		3.0	1.1		1.3
Non-catastrophe property losses	46.4	15.7		40.1	15.1		0.6

Unfavorable prior year casualty reserve development in Third Quarter and Nine Months 2016 was primarily due to higher severities in the 2013 and 2014 accident years coupled with higher claims frequencies in the 2015 accident year. The increase in the current year casualty reserve estimate in Third Quarter and Nine Months 2016 was driven by higher than expected claim frequencies.

Workers Compensation
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$81,646	74,446	10%		$252,032	233,722	8%
Direct new business	17,952	17,116	5		52,763	55,394	(5)
Retention	85%	84	1	pts	84%	83	1	pts
Renewal pure price increases	0.9	2.5	(1.6)		1.3	2.9	(1.6)
Statutory NPE	$78,596	74,560	5%		$229,847	213,991	7%
Statutory combined ratio	80.2%	84.0	(3.8)	pts	82.8%	87.7	(4.9)	pts
% of total statutory Standard Commercial Lines NPW	18	18			19	19

The decrease in the statutory combined ratio in Third Quarter and Nine Months 2016 compared to the same prior year periods were due to favorable prior year casualty reserve development, as illustrated in the tables below, and policyholder dividends that were down 2.3 points in the quarter and 1.4 points in the year-to-date period, compared to the same periods last year.

Information regarding prior year casualty reserve development is as follows:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(15.0)	(19.1)	pts	$(14.0)	(18.8)	pts	(0.3)	pts

	Nine Months 2016			Nine Months 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(36.0)	(15.7)	pts	$(27.0)	(12.6)	pts	(3.1)	pts

Favorable prior year casualty reserve development in the quarter and year-to-date periods related primarily to lower severities in accident years 2014 and prior. We believe these claim outcome improvements are due, in part, to lower medical inflation than originally anticipated and the various claims initiatives that we have implemented, including, but not limited to, the centralization of workers compensation claims handling, the implementation of a strategic case management unit for the handling of workers compensation claims with high exposure and/or significant escalation risk, and more proactive case management in the areas of medical, pharmaceutical, and physical therapy treatments. For more information regarding the initiatives that we have undertaken regarding this line of business, refer to the Standard Market Workers Compensation Line of Business discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" of our 2015 Annual Report.

Commercial Property
	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
Statutory NPW	$82,695	77,674	6%		$237,693	219,308	8%
Direct new business	18,743	17,730	6		56,892	54,457	4
Retention	82%	83	(1)	pts	82%	82	—	pts
Renewal pure price increases	2.0	2.7	(0.7)		2.3	2.8	(0.5)
Statutory NPE	$74,052	68,587	8%		$217,821	199,699	9%
Statutory combined ratio	85.2%	67.8	17.4	pts	85.0%	86.9	(1.9)	pts
% of total statutory Standard Commercial Lines NPW	18	19			18	18

The fluctuations in the statutory combined ratio in Third Quarter 2016 compared to Third Quarter 2015 and in Nine Months 2016 compared to Nine Months 2015 were driven by the following:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$3.4	4.5	pts	$(0.5)	(0.8)	pts	5.3	pts
Non-catastrophe property losses	27.7	37.4		17.4	25.3		12.1

	Nine Months 2016			Nine Months 2015
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$16.5	7.6	pts	$25.6	12.8	pts	(5.2)	pts
Non-catastrophe property losses	74.0	34.0		62.6	31.3		2.7

The increase in non-catastrophe property losses in Third Quarter 2016 was driven by higher fire and weather-related losses than in Third Quarter 2015, reflecting volatility from period to period that is normally associated with our commercial property line of business.

Standard Personal Lines

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$76,225	76,927	(1)%		$213,770	217,937	(2)%
NPE	68,690	72,088	(5)		209,719	216,638	(3)
Less:
Loss and loss expense incurred	41,582	49,588	(16)		123,489	156,490	(21)
Net underwriting expenses incurred	22,837	19,674	16		67,229	64,443	4
Underwriting gain (loss)	$4,271	2,826	51%		$19,001	(4,295)	542%
GAAP Ratios:
Loss and loss expense ratio	60.5%	68.8	(8.3)	pts	58.9%	72.2	(13.3)	pts
Underwriting expense ratio	33.3	27.3	6.0		32.0	29.8	2.2
Combined ratio	93.8	96.1	(2.3)		90.9	102.0	(11.1)
Statutory Ratios:
Loss and loss expense ratio	60.7	68.7	(8.0)		58.9	72.4	(13.5)
Underwriting expense ratio	31.3	26.3	5.0		31.8	29.3	2.5
Combined ratio	92.0%	95.0	(3.0)	pts	90.7%	101.7	(11.0)	pts

The NPW in Third Quarter 2016 was flat compared to Third Quarter 2015, while on a year-to-date basis new business was not sufficient to compensate for the attrition reflected in the 2016 retention ratios illustrated in the table below.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2016	2015	2016	2015
New business	$12.0	9.1	$29.0	25.0
Retention	83%	83	82%	82
Renewal pure price increases	4.7	5.4	5.0	6.3

The NPE decreases in Third Quarter and Nine Months 2016 compared to Third Quarter and Nine Months 2015 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2016 compared with the twelve-month period ended September 30, 2015.

The GAAP loss and loss expense ratio decreased 8.3 points in Third Quarter 2016 compared to Third Quarter 2015 and 13.3 points in Nine Months 2016 compared to Nine Months 2015. These decreases were driven by lower property losses and flood claims handling fees related to the flooding in Louisiana in Third Quarter 2016. The quantitative breakout of these drivers were as follows:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$2.5	3.6	pts	$5.8	8.0	pts	(4.4)	pts
Non-catastrophe property losses	18.9	27.6		21.0	29.1		(1.5)
Flood claims handling fees	(2.0)	(2.9)		(0.8)	(1.1)		(1.8)

	Nine Months 2016			Nine Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$6.8	3.2	pts	20.4	9.4	pts	(6.2)	pts
Non-catastrophe property losses	53.6	25.6		68.0	31.4		(5.8)
Flood claims handling fees	(4.0)	(1.9)		(2.0)	(0.9)		(1.0)

The increase in the GAAP underwriting expense ratio in the quarter and year-to-date periods was primarily driven by increased costs associated with: (i) capital technology improvements; (ii) underwriting expenses from third-party data vendors; and (iii) higher supplemental commission expense to our distribution partners. Additionally, the GAAP underwriting expense ratio increased in Third Quarter 2016 compared to Third Quarter 2015, due to a year-to-date reallocation of overhead expenses to Standard Commercial Lines to match actual production in the Third Quarter 2015.

E&S Insurance Operations

	Quarter ended September 30,				Nine Months ended September 30,
($ in thousands)	2016	2015	Change % or Points		2016	2015	Change % or Points
GAAP Insurance Operations Results:
NPW	$53,004	54,067	(2)%		$154,887	137,199	13%
NPE	52,153	45,760	14		151,348	124,904	21
Less:
Loss and loss expense incurred	36,461	31,952	14		105,209	85,374	23
Net underwriting expenses incurred	18,054	15,830	14		49,604	44,563	11
Underwriting loss	$(2,362)	(2,022)	(17)%		$(3,465)	(5,033)	31%
GAAP Ratios:
Loss and loss expense ratio	69.9%	69.8	0.1	pts	69.5%	68.4	1.1	pts
Underwriting expense ratio	34.6	34.6	—		32.8	35.6	(2.8)
Combined ratio	104.5	104.4	0.1		102.3	104.0	(1.7)
Statutory Ratios:
Loss and loss expense ratio	70.0	69.9	0.1		69.5	68.3	1.2
Underwriting expense ratio	31.4	31.2	0.2		31.4	33.5	(2.1)
Combined ratio	101.4%	101.1	0.3	pts	100.9%	101.8	(0.9)	pts

We continue to focus on profitability drivers in our E&S operations and have achieved price increases of 5.8% in the quarter and 4.8% in the year-to-date period. In this competitive marketplace, this focus has put pressure on NPW, which was down 2%, to $53 million, in the quarter and up 13%, to $154.9 million, in the year-to-date period. Quantitative information is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2016	2015	2016	2015
Direct new business	$24.2	27.1	72.1	74.2
Price increases	5.8%	3.4	4.8%	1.8

The NPE increases in Third Quarter and Nine Months 2016, compared to Third Quarter and Nine Months 2015, were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2016 compared with the twelve-month period ended September 30, 2015.

The GAAP loss and loss expense ratio remained flat in Third Quarter 2016 and increased 1.1 points in Nine Months 2016 compared to the same prior year periods. Both periods included a 3.7-point increase in current year loss costs, as well as the following:

	Third Quarter 2016			Third Quarter 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$7.9	15.2	pts	$6.3	13.7	pts	1.5	pts
Unfavorable prior year casualty development	—	—		4.0	8.6		(8.6)
Catastrophe losses	1.7	3.3		0.3	0.7		2.6

	Nine Months 2016			Nine Months 2015
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$18.8	12.4	pts	$18.0	14.4	pts	(2.0)	pts
Unfavorable prior year casualty development	3.0	2.0		6.0	4.8		(2.8)
Catastrophe losses	4.9	3.2		2.8	2.2		1.0

The GAAP underwriting expense ratio decreased 2.8 points in Nine Months 2016, compared to Nine Months 2015, primarily due to the following:

•	1.8-point reduction in Nine Months 2016 from a lower annual cash incentive plan payment for employees in this segment based on 2015 underwriting results; and

•
0.7-point decrease in Nine Months 2016 from lower commission expenses to our distribution partners reflecting a change in the mix of business written in this segment, as well as lower supplemental commission expense.

We are working to improve the results in this segment of our business by implementing targeted price increases, underwriting changes, and the integration of claims handling functions into our corporate operations to improve claims outcomes. For more information regarding the initiatives that we have undertaken, refer to the E&S Lines discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" of our 2015 Annual Report. We believe these initiatives will position this segment for improved results in the coming years.

Reinsurance
We have successfully completed negotiations of our July 1, 2016 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The renewal of these treaties included some enhancements in terms and conditions, with the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") provides $58.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit for the $30.0 million in excess of $10.0 million second layer is $120.0 million.

•	A third layer has a limit of $20.0 million excess of $40.0 million with an annual aggregate limit of approximately $70.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) provides $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which is a $4.0 million increase from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

Investments
Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which has historically been balanced with a long-term “buy-and-hold,” low turnover approach.

In the fourth quarter of 2016, we will be implementing a change to our fixed income strategy to more actively manage the portfolio to maximize after-tax income and total return, while maintaining a similar level of credit quality and duration risk. We have evaluated our existing strategy in the context of the current market environment, and concluded that this change was necessary to more effectively navigate and manage the portfolio in response to the persistently low interest rate environment.

Total Invested Assets
($ in thousands)	September 30, 2016	December 31, 2015	Change % or Points
Total invested assets	$5,368,424	5,089,269	5%
Unrealized gain – before tax	174,781	69,224	152
Unrealized gain – after tax	113,608	44,996	152
Invested assets per dollar of stockholders' equity	3.41	3.64	(6)
Annualized after-tax yield on investment portfolio	1.8%	1.9	(0.1)	pts
Annualized ROE	6.5	7.0	(0.5)

The increase in invested assets at September 30, 2016 compared to December 31, 2015 was driven by higher unrealized gains, primarily on our fixed income securities portfolio, as well as operating cash flow of $177.5 million. During Nine Months 2016, interest rates on the 10-year U.S. Treasury Note fell by 68 basis points, which drove a $105.6 million increase in unrealized gains on the fixed income securities portfolio. While the low interest rate environment favorably impacts our unrealized position, it presents a challenge to us in generating after-tax return, as new purchase yields are below the average yield on bonds that are currently maturing. Additionally, the increase in unrealized gains resulted in an $0.08 reduction in our invested assets per dollar of stockholders' equity in Nine Months 2016.

Fixed Income Securities
At September 30, 2016, our fixed income securities portfolio represented 92% of our total invested assets, compared to our December 31, 2015 allocation of 91%. The average duration of the fixed income securities portfolio as of September 30, 2016 was 3.7 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.3 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Our fixed income securities portfolio had a weighted average credit rating of "AA-" as of both September 30, 2016 and December 31, 2015.

The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2015. Our top 10 state exposures represented 54% of the total municipal bond portfolio as of September 30, 2016 and had an average rating of "AA." A portion of our municipal bond portfolio contains insurance enhancements; however, the ratings of the securities with and without insurance remained unchanged as we generally purchase securities based on their underlying credit quality. For details regarding this credit quality information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2015 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Fixed income securities	$32,453	30,601	95,850	92,227
Equity securities	1,506	2,370	5,940	6,546
Short-term investments	192	24	493	72
Other investments	1,628	1,337	(49)	(781)
Investment expenses	(2,404)	(2,271)	(6,908)	(6,856)
Net investment income earned – before tax	33,375	32,061	95,326	91,208
Net investment income tax expense	(8,462)	(7,506)	(23,328)	(20,666)
Net investment income earned – after tax	$24,913	24,555	71,998	70,542
Effective tax rate	25.4%	23.4	24.5	22.7
Annualized after-tax yield on fixed income securities	2.0	2.1	2.0	2.1
Annualized after-tax yield on investment portfolio	1.9	2.0	1.8	1.9

Income on our fixed income securities portfolio increased in both Third Quarter and Nine Months 2016, reflecting a higher asset base in this portfolio.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized gains for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2016	2015	2016	2015
Net realized gains, excluding OTTI	$4,030	1,590	7,233	23,598
OTTI	(342)	(1,282)	(4,484)	(7,827)
Total net realized gains (losses)	3,688	308	2,749	15,771

Net realized gains excluding OTTI in Nine Months 2015 reflect the sale of AFS equity securities related to a change in our dividend strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach.

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2015 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2016	2015	2016	2015
Federal income tax expense	$16.9	18.8	50.5	48.4
Effective tax rate	31%	29	30	29

The effective tax rate remained relatively stable with the comparable prior year periods, as tax-advantaged income remained flat compared to the fluctuation in overall pre-tax income. The effective federal income tax rate differs from the normal statutory rate primarily as a result of recurring non-taxable items, such as tax-advantaged interest and dividends received deduction.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $171 million at September 30, 2016 was comprised of $23 million at the Parent and $148 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $75 million at September 30, 2016, compared to $62 million at December 31, 2015.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $61 million in total dividends to the Parent in 2016. Cash dividends of $46 million were paid during Nine Months 2016. As of December 31, 2015, our allowable ordinary maximum dividend was $178 million for 2016.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The duration of the fixed income securities portfolio, including short-term investments, was 3.7 years as of September 30, 2016, while the liabilities of the Insurance Subsidiaries have a duration of 4.3 years. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at September 30, 2016 or at any time during 2016.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2016	Actual as of September 30, 2016
Consolidated net worth	$1.0 billion	$1.6 billion
Statutory surplus	Not less than $750 million	$1.6 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	21.5%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of September 30, 2016
SICSC	$594.3	$59.4	27.0	32.4	1.2
SICSE	461.8	46.2	18.0	28.2	0.8
SICA	2,140.7	107.0	50.0	57.0	2.6
SICNY	403.4	20.2	—	20.2	0.9
Total		$232.8	95.0	137.8	5.5

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

($ in millions)	Admitted Assets as of December 31, 2015	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of September 30, 2016
SICSC	$594.3	$59.4	28.3	31.1
SICSE	461.8	46.2	18.2	28.0
Total		$105.6	46.5	59.1

Short-term Borrowings
In Nine Months 2016, SICA borrowed an aggregate of $105 million from the FHLBNY, of which $55 million has already matured and has been paid. The remaining $50 million is due in 2021. For further information regarding these and other borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Nine Months 2016.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October 26, 2016, our Board of Directors declared, for stockholders of record as of November 15, 2016, a $0.16 per share dividend to be paid on December 1, 2016. This is a 7% increase compared with the dividend declared on July 27, 2016.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. We have a scheduled repayment of our $45 million outstanding borrowing from the FHLBI in December 2016, which we anticipate refinancing. Subsequent to that payment, our next principal debt repayment is due in 2021.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2016, we had statutory surplus of $1.6 billion and GAAP stockholders’ equity of $1.6 billion. With total debt of $424 million, our debt-to-capital ratio was approximately 21%.

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

Book value per share increased to $27.22 as of September 30, 2016, up from $24.37 as of December 31, 2015, due to $2.03 in net income and $1.19 in unrealized gains on our investment portfolio, partially offset by $0.45 in dividends to our shareholders.

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

On October 25, 2016, S&P Global Ratings ("S&P") upgraded our financial strength rating to "A" from "A-" with a stable outlook. This rating reflects S&P's view of our strong business risk profile and strong financial risk profile, built on our strong competitive position and very strong capital and earnings. In addition, our stable outlook reflects S&P's expectation that we will sustain our strong competitive position and operating performance.

Our other ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2015 Annual Report and continue to be as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Moody's Investor Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable

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

Off-Balance Sheet Arrangements
At September 30, 2016 and December 31, 2015, we did not have any material relationships with unconsolidated entities or financial partnerships, also referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) notes payable have not materially changed since December 31, 2015. As of September 30, 2016, we had contractual obligations that expire at various dates through 2030 that may require us to invest up to an additional $134 million in alternative and other investments. There is no certainty that any such additional investment will be required. Additionally, as of September 30, 2016, we had contractual obligations that expire in 2019 to invest $12.9 million in a non-publicly traded common stock within our AFS portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, who has assumed certain additional responsibilities related to disclosure controls and procedures in the absence of a sitting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Insurance Subsidiaries are also from time to time involved in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Our Insurance Subsidiaries are also involved from time to time in individual actions in which extra-contractual damages, punitive damages, or penalties are sought, such as claims alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. As of September 30, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2016:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2016	—	$—	—	—
August 1 - 31, 2016	—	—	—	—
September 1 - 30, 2016	14,385	39.35	—	—
Total	14,385	$39.35	—	—

1During Third Quarter 2016, 14,385 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010.

ITEM 6. EXHIBITS.

Exhibit No.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Chief Accounting Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 27, 2016
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Anthony D. Harnett	October 27, 2016
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)