Form 10-K
period 2016-12-31
SELECTIVE INSURANCE GROUP INC
filed 2017-02-22
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016
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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $2,154,552,276 on June 30, 2016. As of February 14, 2017, the registrant had outstanding 58,204,352 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on April 26, 2017 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company that was incorporated in 1977. Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” The Parent has ten insurance subsidiaries, nine of which are licensed by various state departments of insurance to write specific lines of property and casualty insurance business in the standard market. The remaining subsidiary is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus ("E&S") lines market. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

In 2016 we celebrated our 90th year in business. Over the years, we have transformed ourselves into a super-regional property and casualty insurance company with the customer service capabilities, product offering, and technical know-how of a national carrier.

In 2016, we were ranked as the 41st largest property and casualty group in the United States based on 2015 net premiums written (“NPW”) in A.M. Best Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”

The property and casualty insurance market is highly competitive, with fragmented market share and three main distribution methods: (i) sales through independent insurance agents; (ii) direct sales to personal and commercial customers; and (iii) a combination of independent agent and direct sales. In this highly competitive and regulated industry, we think we have three principal strategic advantages. The first is the true franchise value we have with our independent distribution partners, who collectively have significant market share in the states in which we operate and from whom we expect to gain increasing percentages of the business they write. The second is our unique field model, in which our underwriting, claims, and safety management personnel are located in the same communities as our distribution partners and customers supported by sophisticated analytics, technology, and regional and home office support. The third is our focus on customer service and providing an exceptional and personalized omni-channel 24/7 customer experience, which is less common in the marketplace for commercial customers and more so for personal customers.

Based on these three principal strategic advantages, we have a financial goal to achieve an operating return on equity that is at least three percentage points higher than our weighted-average cost of capital over time. For further details regarding our 2016 performance as it relates to return on equity, refer to "Financial Highlights of Results for Years Ended December 31, 2016, 2015, and 2014" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Furthermore, Financial Strength Ratings play a significant role in insurance purchasing recommendations by our distribution partners and in decision-making by our customers. Distribution partners generally recommend higher rated carriers to limit their liability for error and omission claims, and customers often have minimum insurer rating requirements in loan and other banking covenants securing real and personal property. Our Insurance Subsidiaries’ ratings by major rating agency are as follows:

Rating Agency	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Standard & Poor’s Global Ratings (“S&P”)	A	Stable
Moody’s Investors Services (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

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

Segments

We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines, which is comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies. This business represents 78% of our total insurance segments’ NPW and is sold in 22 Eastern and Midwestern states and the District of Columbia.

•
Standard Personal Lines, which is comprised of insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represents 13% of our total insurance segments’ NPW and is primarily sold in 13 Eastern and Midwestern states and the District of Columbia. Standard Personal Lines includes flood insurance coverage. We are the sixth largest writer of this coverage through the National Flood Insurance Program (“NFIP”) and write flood business in all 50 states and the District of Columbia.

•
E&S Lines, which is comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace. We currently only write commercial lines E&S coverages and this business represents 9% of our total insurance segments’ NPW and is sold in all 50 states and the District of Columbia.

•
Investments, which invests the premiums collected by our insurance segments, as well as amounts generated through our capital management strategies, which includes the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income/loss from our insurance segments. Underwriting income/loss is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance segments fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “losses and loss expenses”); (ii) expenses related to insurance policy issuance, such as commissions to our distribution partners, premium taxes, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

•
Net investment income from the investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of: (i) interest earned on fixed income investments and preferred stocks; (ii) dividends earned on equity securities; and (iii) other income primarily generated from our alternative investment portfolio.

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

We use the combined ratio as the key measure in assessing the performance of our insurance segments. Under U.S. generally accepted accounting principles (“GAAP”), the combined ratio is calculated by adding: (i) the loss and loss expense ratio, which is the ratio of incurred losses and loss expenses to NPE; (ii) the expense ratio, which is the ratio of underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. Statutory accounting principles ("SAP") provides a calculation of the combined ratio that differs from GAAP in that the statutory expense ratio is the ratio of underwriting expenses to NPW, not NPE. A combined ratio under 100% generally indicates an underwriting profit and a combined ratio over 100% generally indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or Parent company income or expense.

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

Our operations are heavily regulated by the state insurance regulators in the states in which our Insurance Subsidiaries are organized and licensed or authorized to do business. In these states, the Insurance Subsidiaries are required to file financial statements prepared in accordance with SAP, which are promulgated by the National Association of Insurance Commissioners (“NAIC”) and adopted by the various states. Because of these state insurance regulatory requirements, we use SAP to manage our insurance operations. The purpose of these state insurance regulations is to protect policyholders, so SAP focuses on solvency and liquidation value unlike GAAP, which focuses on shareholder returns as a going concern. Consequently, significant differences exist between GAAP and SAP as discussed below:

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

•
Under GAAP, reinsurance recoverables, net of a provision for uncollectible reinsurance, are presented as an asset on the Consolidated Balance Sheets, whereas under SAP, this amount is netted within the liability for loss and loss expense reserves.

•
Under GAAP, for those structured settlements for which we did not obtain a release, a deposit asset and the related loss reserve are included on the Consolidated Balance Sheets, whereas under SAP, the structured settlement transaction is recorded as a paid loss.

The following table reconciles losses and loss expense reserves under GAAP and SAP at December 31 as follows:

($ in thousands)	2016	2015
GAAP losses and loss expense reserves – net	$3,691,719	3,517,728
Statutory reinsurance recoverable on unpaid losses and loss expenses	(616,700)	(556,719)
Structured settlements	(12,127)	(9,104)
Statutory losses and loss expense reserves	$3,062,892	2,951,905

The following table reconciles reinsurance recoverables under GAAP and SAP at December 31:

($ in thousands)	2016	2015
GAAP reinsurance recoverable – net	$621,537	561,968
Reinsurance recoverable on paid losses and loss expenses	(10,337)	(10,949)
GAAP reinsurance recoverable on unpaid losses and loss expenses	611,200	551,019
Provision for uncollectible reinsurance	5,500	5,700
Statutory reinsurance recoverable on unpaid losses and loss expenses	$616,700	556,719

•	With regard to equity under GAAP and statutory surplus under SAP:

•	The timing difference in income due to the GAAP/SAP differences in expense recognition creates a difference between GAAP equity and SAP statutory surplus.

•	Regarding unrealized gains and losses on fixed income securities:

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

•
Certain assets are designated under insurance regulations as “non-admitted,” including, but not limited to, certain deferred tax assets, overdue premium receivables, furniture and equipment, and prepaid expenses. These assets are recorded in the Consolidated Balance Sheets net of applicable allowances under GAAP but are excluded from statutory surplus under SAP.

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

Our combined insurance segments' GAAP results for the last three completed fiscal years are shown on the following table:

	Years ended December 31,
($ in thousands)	2016	2015	2014
Combined Insurance Segments Results
NPW	$2,237,288	2,069,904	1,885,280
NPE	$2,149,572	1,989,909	1,852,609
Losses and loss expenses incurred	1,234,797	1,148,541	1,157,501
Net underwriting expenses incurred	759,194	686,120	610,783
Policyholder dividends	3,648	6,219	6,182
Underwriting income	$151,933	149,029	78,143
Ratios:
Loss and loss expense ratio	57.4%	57.7	62.5
Underwriting expense ratio	35.3	34.5	33.0
Policyholder dividends ratio	0.2	0.3	0.3
GAAP combined ratio	92.9%	92.5	95.8
Statutory combined ratio	91.8%	92.4	95.7

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

Insurance Segments

Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our losses and loss expenses.

To that end, we establish losses and loss expense reserves that are estimates of the amounts that we will need to pay in the future for claims and related expenses for insured losses that have already occurred. Estimating reserves as of any given date involves a considerable degree of judgment and is inherently uncertain. We regularly review our reserving techniques and our overall amount of reserves. For disclosures concerning our unpaid losses and loss expenses, as well as a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K. Additionally, for an analysis of changes in our loss reserves over the most recent three-year period, see Note 9. "Reserves for Losses and Loss Expenses" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

Product Development and Pricing
Our insurance policies are contracts that specify our coverages - what we will pay to or for an insured upon a specified loss. We develop our coverages internally and by adopting and modifying forms and statistical data licensed from third party aggregators, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"). Determining the price to charge for our coverages involves consideration of many variables. At the time we underwrite and issue a policy, we do not know what our actual costs for the policy will be in the future. To calculate and project future costs, we examine and analyze historical statistical data and factor in expected changes in loss trends. Additionally, we have developed predictive models for certain of our Standard Commercial and Standard Personal Lines. Predictive models analyze historical statistical data regarding our customers and their loss experience, rank our policies, or potential policies, based on this analysis, and apply this risk data to current and future customers to predict the likely profitability of an account. A model’s predictive capabilities are limited by the amount and quality of the statistical data available. As a super-regional insurance group, our loss experience is not always statistically large enough to analyze and project future costs. Consequently, we use ISO, AAIS, and NCCI data to supplement our proprietary data.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	35%	General contractors and trade contractors
Mercantile and Services	26%	Focuses on retail, office, service businesses, restaurants, golf courses, and hotels
Community and Public Services	20%	Focuses on public entities, social services, and religious institutions
Manufacturing and Wholesale	18%	Includes manufacturers, wholesalers, and distributors
Bonds	1%	Includes fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Line customers or our E&S Line customers by SBU.

The following are general guidelines that can be used as indicators of the approximate size of our customers:

•	The average Standard Commercial Lines account size is approximately $11,000.

•	The average Standard Personal Lines account size is approximately $2,000.

•	The average E&S Lines policy is approximately $3,000.

Although our average E&S Lines policy size is approximately $3,000, we have recently expanded into the wholesale brokerage business and therefore expect this average policy size to increase gradually over time.

No one customer accounts for 10% or more of our insurance segments in the aggregate.

Geographic Markets
We principally sell in the following geographic markets:

•
Standard Commercial Lines products and services are primarily sold in 22 states located in the Eastern and Midwestern regions of the United States and the District of Columbia. In 2017, we also plan on expanding into the Southwest region of the United States.

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

We believe this geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The following table lists the principal states in which we write business and the percentage of total NPW each represents for the last three fiscal years:

	Years ended December 31,
% of NPW	2016	2015	2014
New Jersey	20.2%	21.2	22.6
Pennsylvania	11.8	11.7	11.4
New York	7.8	7.2	7.1
Maryland	5.4	5.4	5.6
Virginia	4.6	4.6	4.6
Georgia	4.3	4.1	3.8
Indiana	3.9	4.3	4.5
North Carolina	3.9	3.7	3.4
Illinois	3.6	3.7	4.0
Michigan	3.3	3.5	3.3
South Carolina	3.1	3.0	3.1
Massachusetts	2.9	2.8	2.7
Other states	25.2	24.8	23.9
Total	100.0%	100.0	100.0

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

We recently established a Southwest region in anticipation of expanding our geographic footprint for Standard Commercial Lines. We currently expect to start writing premium in Arizona in the latter half of 2017 and may consider opening up more states in the Southwest region. In addition, we also expect to start writing business in New Hampshire in the latter half of 2017. These new states leverage our current operating model, which is predicated around our field-based underwriting, franchise distribution model, and excellent customer service. Over time, we currently expect to expand into additional states.

Distribution Channel
We sell our insurance products and services through the following types of distribution partners:

•	Standard Commercial Lines: independent retail agents;

•	Standard Personal Lines: independent retail agents; and

•	E&S Lines: wholesale general agents and brokers.

We pay our distribution partners commissions that are based on a percentage of gross premiums written, and in some cases are further based on profit calculations, and other consideration for business placed with us. We seek to compensate them fairly and in a manner consistent with market practices. No one distribution partner is responsible for 10% or more of our combined insurance segments' premium.

As our customers rely heavily on our distribution partners, it is sometimes difficult to develop brand recognition as these customers cannot always differentiate between their insurance agents and their insurance carriers. We continue to evolve our service model, post policy-acquisition, with an increasing focus on the customer. Our goal is to provide our customers with 24/7 access to transactional capabilities and account information. Customers expect this level of access from every business and, while many insurers offer such solutions in the personal lines space, we want to be a leader in this area for the small commercial lines market. When combined with our digital strategy, we believe this level of access will significantly improve the customer experience. Within our digital strategy, we provide self-servicing capabilities via a mobile application and a web-

based portal where our customers have access to basic account information on demand. These efforts will allow us to continue to offer customers a shared experience with our distribution partners, while positioning us to more directly demonstrate our value proposition.

Independent Retail Agents
According to a study released in 2016 by the Independent Insurance Agents & Brokers of America, independent retail insurance agents and brokers write approximately 80% of standard commercial lines insurance and 35% of standard personal lines insurance in the United States. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and therefore are able to provide a wider choice of commercial and personal lines insurance products and risk-based consultation to customers.

We currently have approximately 1,180 independent retail agents selling our Standard Commercial Lines business, 710 of which also sell our Standard Personal Lines business (excluding flood). In total, these 1,180 distribution partners have approximately 2,200 office locations selling our business. In addition, we have approximately 5,600 distribution partners selling our flood insurance products.

In a 2016 survey, we received an overall satisfaction score of 8.76 out of 10 from our standard market distribution partners, which, we believe, highlighted their satisfaction with our products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Wholesale General Agents
E&S Lines are written almost exclusively through approximately 80 wholesale general agents and brokers with 205 office locations, who are our distribution partners in the E&S market, although we recently expanded into the wholesale brokerage business. We have granted contract binding authority to these partners for business that meets our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•
Use an empowered field underwriting model to provide our Standard Commercial Lines retail distribution partners with resources within close geographic proximity to their businesses and our customers. For further discussion on this, see the “Field Model and Technology” section below.

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

High Tech
We leverage the use of technology in our business. We have made significant investments in information technology platforms, integrated systems, internet-based applications, and predictive modeling initiatives. We do this to provide:

•
Our distribution partners and customers with access to accurate business information and the ability to process certain transactions from their locations, seamlessly integrating those transactions into our systems;

•	Our underwriters with targeted underwriting and pricing tools to enhance profitability while growing the business;

•	Our workers compensation claims adjusters with predictive tools to indicate when claims are likely to escalate;

•	Our Special Investigations Unit ("SIU") investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our customers with 24/7 access to transactional capabilities and information through a web-based customer portal and a customer mobile application.

In 2016, we received the following awards:

•	NetVu Automation Excellence Award, which recognizes carriers that make it easier for agencies to do business;

•
ACORD Leadership Award, which is presented to an organization or an individual demonstrating leadership in the areas of standards development, advocacy, and/or implementation. It recognizes carriers that are guiding the insurance industry towards greater clarity in the sharing of insurance data; and

•
IIBA Leadership Excellence in the Advancement of the Practice of Business Analysis, which is presented annually to a company that adapts, optimizes, and evolves business analysis best practices and standards by implementing effective tools, processes, and methodologies that enable better business capabilities.

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

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 54% of our skilled technology capacity and are principally based in the U.S., although we do contract with some service providers who are based, or utilize resources, outside the U.S. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

High Touch
To support our distribution partners, we employ a field model for both underwriting and claims, with various employees in the field, usually working from home offices near our distribution partners. We believe that we build better and stronger relationships with our distribution partners because of the close proximity of our field employees, and the resulting direct interaction with our distribution partners and customers. At December 31, 2016, we had approximately 2,250 employees, of which 310 worked in the field, 870 worked in one of our regional offices, and the remainder worked in our corporate office.

Underwriting Process
Our underwriting process requires communication and interaction among:

•
Our Regions, which establish and execute upon: (i) annual premium and pricing goals; (ii) specific new business targets by distribution partner; and (iii) profit improvement plans as needed across lines, states, and/or distribution partners;

•	Our corporate underwriting department, which develops our underwriting appetite, products, policy forms, pricing, and underwriting guidelines for our standard market and E&S market business;

•
Our corporate actuaries who assist in the determination of rate and pricing levels, while monitoring pricing and profitability along with the Regions, corporate underwriting department, and business intelligence staff for our standard market and with E&S market business;

•
Our distribution partners, which include independent retail agents for our standard market business and wholesale general agents for our E&S market business, that provide front-line underwriting within our prescribed guidelines;

•
Our Agency Management Specialists (“AMSs”), who:  (i) manage the growth and profitability of business that their assigned distribution partners write with us; and (ii) perform field underwriting for new Standard Commercial Lines business;

•
Our territory managers who have oversight of the AMS production team, ensure that: (i) annual profit and growth plans are developed on a state by state basis; (ii) the achievement of these state plans are monitored at the state, AMS territory and account level; and (iii) individual agency plans are developed and monitored for achievement annually.

•
Our Standard Commercial Lines small business teams that are responsible for handling: (i) new business in need of review that was submitted by our distribution partners through our automated underwriting platform, One & Done®; and (ii) other new small accounts and middle market accounts with low underwriting complexity;

•	Our Safety Management Specialists (“SMSs”), who provide a wide range of front-line safety management services to our Standard Commercial Lines customers as discussed more fully below;

•
Our regional underwriters, who manage the in force policies for their assigned distribution partners, including, but not limited to, managing profitability and pricing levels within their portfolios by developing policy-specific pricing;

•	Our premium auditors, who supplement the underwriting process by working with insureds to accurately audit exposures for certain policies that we write;

•	Our field technical coordinators, who are responsible for technology assistance and training to aid our employees and distribution partners;

•	Our Standard Personal Lines Marketing Specialists (“PLMSs”), who have primary responsibility for identifying new opportunities to grow our Standard Personal Lines; and

•	Our E&S territory managers, who have primary responsibility for identifying new opportunities to grow our E&S Lines.

We have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our distribution partners by servicing certain Standard Personal Lines and smaller Standard Commercial Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2016, our USC was servicing Standard Commercial Lines NPW of $51.8 million and Standard Personal Lines NPW of $28.5 million. The $80.3 million total serviced by the USC represents 4% of our total NPW.

As mentioned above, our field model provides a wide range of front-line safety management services focused on improving a Standard Commercial Lines insured’s safety and risk management programs. Our service mark “Safety Management: Solutions for a safer workplace”SM includes: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our customers to identify, mitigate, and eliminate potential loss exposures.

Claims Management
Effective, fair, and timely claims management is one of the most important services that we provide to our customers and distribution partners. It is also one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of losses and loss expenses; and (ii) maintenance of timely and adequate claims reserves. In connection with our Standard Commercial Lines and Standard Personal Lines, we achieve better claim outcomes through a field model that locates claim representatives in close proximity to our customers and distribution partners.

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

Claims Management Specialists (“CMSs”) are responsible for investigating and resolving the majority of our standard marketplace commercial automobile bodily injury, general liability, and property losses with low severities. We also have Property Claims Specialists ("PCSs") to handle property claims with severities ranging from $5,000 to $100,000. Strategically located throughout our footprint, CMSs and PCSs are able to provide highly responsive customer and distribution partner service to quickly resolve claims within their authority.

Our E&S claims processing is consistent with our Standard Commercial Lines and Standard Personal Lines claims processing. E&S claims are handled in our standard lines regional offices and are segregated by line of business (property and liability), litigation, and complexity. Our Quality Assurance Unit conducts monthly file reviews on all of our operations to validate compliance with our quality claim handling standards. Complex claims oversight is handled by the Complex Claims Unit ("CCU").

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

•
Workers compensation claims handling is centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

•
Low severity/high volume property claims are handled by the CSC. Certain complex claims that do not involve structural damage (i.e. employee dishonesty and equipment breakdown losses) are handled by a small group of specialists in the CSC.

•	The Large Loss Unit ("LLU") handles complex property claims, typically those in excess of $100,000.

•	All asbestos and environmental claims are referred to our specialized corporate Environmental Unit, which also handles latent claims.

This structure allows us to provide experienced adjusting to each claim category.

All insurance segments are supported by the SIU that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. We have developed a proprietary SIU fraud detection model that identifies the potential fraud cases early on in the life of the claim. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

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

Other
In addition, both existing competitors and new industry participants are developing new platforms that are leveraging technology and the Internet to provide a low cost "direct to the customer" model. New competitors emerging under this digital platform include, but are not limited to, Lemonade, Attune, and Metromile. Many of these new entrants have significant financial backing. Further, reinsurers have entered certain primary property and casualty insurance markets to diversity their operations and compete with us.

Industry Comparison
A comparison of certain statutory ratios for our combined insurance segments and our industry are shown in the following table:

	Simple Average of All Periods Presented	2016	2015	2014	2013	2012
Insurance Operations Ratios:[1]
Loss and loss expense	62.5%	57.4	57.7	62.4	64.5	70.7
Underwriting expense	33.4	34.2	34.4	33.0	32.8	32.6
Policyholder dividends	0.2	0.2	0.3	0.3	0.2	0.2
Statutory combined ratio	96.2	91.8	92.4	95.7	97.5	103.5
Growth in NPW	8.6	8.1	9.8	4.1	8.7	12.2

Industry Ratios:[1,2]
Loss and loss expense	70.7	73.0	69.8	69.3	67.7	73.7
Underwriting expense	27.7	27.1	27.8	27.4	28.0	28.2
Policyholder dividends	0.7	0.6	0.7	0.7	0.7	0.6
Statutory combined ratio	99.1	100.7	98.3	97.4	96.4	102.5
Growth in NPW	3.8	2.7	3.3	4.3	4.4	4.4

Favorable (Unfavorable) to Industry:
Statutory combined ratio	2.9	8.9	5.9	1.7	(1.1)	(1.0)
Growth in NPW	4.8	5.4	6.5	(0.2)	4.3	7.8
Note: Some amounts may not foot due to rounding.

1The ratios and percentages are based on SAP prescribed or permitted by state insurance departments in the states in which the Insurance Subsidiaries are domiciled.
2Source: A.M. Best. The industry ratios for 2016 have been estimated by A.M. Best.

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below two times their "Authorized Control Level". Based on our 2016 statutory financial statements, which have been prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, which is modeled closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates: (i) auditor independence; (ii) corporate governance; and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

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

In addition to the formal regulation above, we are subject to capital adequacy monitoring by rating agencies, for example, Best's Capital Adequacy Ratio ("BCAR"). BCAR, which was developed by A.M. Best, examines an insurer's leverage, underwriting activities, and financial performance.

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

FEMA oversees the WYO Program enacted by Congress. Congress sets the WYO Program's budgeting, rules, and rating parameters.  Two significant pieces of legislation that impact the WYO Program are the Biggert-Waters Flood Insurance Reform Act of 2012 ("Bigger-Waters Act") and the Homeowner Flood Insurance Affordability Act of 2014 ("Flood Affordability Act"). The Biggert-Waters Act: (i) extended the NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policies. The Flood Affordability Act repealed and modified certain provisions in the Biggert-Waters Act regarding premium adjustments.  The NFIP authorization expires on September 30, 2017. Congress has been considering options to the NFIP and it is expected that the program will be extended.

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

The FIO, the Federal Reserve, state regulators, and other regulatory bodies have been developing models for capital standards, negotiating a covered agreement on reinsurance collateral, and have been gathering data as required under the Dodd-Frank Act. Changes to the Dodd-Frank Act and FIO are expected in 2017 as the Trump Administration and the Republican Congress seek opportunities to pare down the Dodd-Frank Act and its regulations. For additional information on the potential impact of the Dodd-Frank Act, refer to the risk factor related to this legislation within Item 1A. “Risk Factors.” of this Form 10-K.

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

•	The European Union enacted Solvency II, which sets out new requirements on capital adequacy and risk management for insurers operating in Europe, which was implemented in 2016.

For additional information on the potential impact of international regulation on our business, refer to the risk factor related to regulation within Item 1A. “Risk Factors.” of this Form 10-K.

Investment Segment
Our Investment segment invests insurance premiums, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities, to generate investment income and to satisfy obligations to our customers, our shareholders, and our debt holders, among others. At December 31, 2016, our investment portfolio consisted of the following:

Category of Investment
($ in millions, except invested assets per dollar of stockholders' equity)	Carrying Value	% of Investment Portfolio
Fixed income securities	$4,894.1	92
Equity securities	146.7	2
Short-term investments	221.7	4
Other investments, including alternatives	102.4	2
Total	$5,364.9	100
Invested assets per dollar of stockholders' equity	$3.50

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which has historically been balanced with a long-term “buy-and-hold,” low turnover approach.

During 2016, we determined that a more active management approach to our investment portfolio was appropriate to maximize the risk-adjusted after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. We evaluated our previous buy-and-hold low turnover approach in the context of the current market environment, and concluded that a change was appropriate to more effectively diversify, navigate, and manage the portfolio in response to a persistently low and volatile interest rate environment, the potential for rising inflation, and an uncertain political and tax landscape.

To execute on this revised approach, we hired several new investment managers who were on-boarded in the fourth quarter of 2016. We modestly increased our exposure to below investment grade fixed income securities, private equity, and private credit strategies to further diversify our allocation within risk assets, which principally includes public equities, high-yield fixed income securities, and private equity, in conjunction with repositioning the portfolio to a long-term target risk asset allocation of approximately 10% of total invested assets. While our approach to managing the investment portfolio has changed, our core investment philosophy has not changed. We remain focused on diversification, capital preservation, investment quality, and liquidity to meet our needs and obligations.

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

Item 1A. Risk Factors.

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. They could have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including, but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders’ dividends. This list of risk factors is not exhaustive, and others may exist.

In an effort to highlight recent trends that may impact our business, we have identified risk factors impacted by: (i) potential changes to the U.S. federal tax code; (ii) other impacts of the Presidential election and Republican Congress; and (iii) other evolving legislation. Following these sections are the ongoing risks that continue to impact our business segments, as well as our corporate structure and governance.

U.S. Federal Tax Code

Changes in tax legislation initiatives could adversely affect our results of operations and financial condition.
We are subject to the tax laws and regulations of U.S. federal, state, and local governments, which may be amended in ways that adversely impact us. Recently, there has been significant debate about reform of the current U.S. federal tax code. Although some reform proposals may be beneficial to the insurance industry overall, we cannot predict what impact any enacted reform proposals could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For example, if the existing U.S. federal corporate income tax rate is reduced from its current 35%, any deferred tax assets would be reduced and we would likely be required to recognize a reduction of a previously-recognized federal tax benefit in the period when enacted. This and other potential tax rule changes may increase or decrease our actual tax expense and could materially and adversely affect our results of operations. If the corporate tax rate is reduced to between 15% and 20%, we would be required to record a non-cash write off of deferred tax assets to income of approximately $36 million to $49 million.

Recent tax reform proposals have included border adjustment provisions that could tax imports of products and services from foreign states. Some proposals call for significant tariffs. We have agreements for products and services with foreign domiciled companies, such as information technology services. In addition, risk transfer may or may not be included in the definition of products and services; therefore, our reinsurance treaties, many of which are with non-U.S. reinsurance companies, may be impacted by any new proposals. If new taxes are imposed on these products and services, it is possible that our expenses for these items could increase, perhaps significantly. We cannot predict the impact such proposals could have on our products and services supplier relationships, results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

Changes in tax legislation initiatives could adversely affect our investments results.
Amendments to the tax laws and regulations of U.S. federal, state, and local governments may adversely impact us. Our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends received deductions and tax-advantaged municipal bond interest. Future federal and/or state tax legislation could be enacted to lessen or eliminate some or all of these favorable tax advantages. This could negatively impact the value of our investment portfolio and, in turn, materially and adversely impact our results of operations.

If the recent renewed debate about revamping the current U.S. federal tax code results in enacted changes, it is possible that some changes may be beneficial to the insurance industry overall. We, however, cannot predict what impact such enacted proposals could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We outsource certain business and administrative functions to third parties for efficiencies and cost savings, and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, and a loss of business that may have a material adverse effect on our results of operations or financial condition. Currently, we have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 54% of our skilled technology capacity and are principally based in the U.S., although we do contract with some service providers who are based, or utilize resources, outside of the U.S. As mentioned above, the availability and cost of these services may be impacted by potential tax reform proposals.

Other Potential Impacts of the Presidential Election and the Republican Majority Congress

We are subject to the risk that legislation will be passed that significantly changes insurance regulation and adversely impacts our business, financial condition, and/or the results of operations.
In 2009, the Dodd-Frank Act was enacted to address corporate governance and control issues identified in the financial markets crises in 2008 and 2009 and issues identified in the operations of non-insurance subsidiaries of American International Group, Inc. The Dodd-Frank Act created the FIO as part of the U.S. Department of Treasury to advise the federal government on insurance issues. The Dodd-Frank Act also requires the Federal Reserve, through the Financial Services Oversight Council (“FSOC”), to supervise financial services firms designated as systemically important financial institutions ("SIFI"). The FSOC has not designated us as a SIFI. The Dodd-Frank Act also included a number of corporate governance reforms for publicly traded companies, including proxy access, say-on-pay, and other compensation and governance issues. Critics of the Dodd-Frank Act are proposing various reforms to the act, and it is possible that some provisions of the law may be modified to lessen regulatory burdens.

In general, the Trump Administration and the Republican Majority in Congress favor less federal involvement in insurance. It is possible, however, that there may be legislative proposals in Congress that could result in the federal government directly regulating the business of insurance. President Trump and the Republican Majority in Congress favor the repeal of the Affordable Care Act ("ACA"). Repeal of the law raises some legal and practical challenges. Some reform proposals include a provision to permit sales of insurance across state lines, which under current federal law cannot be sold across state lines without the approval of the respective state insurance regulators. As part of some ACA reform proposals, there are calls for the elimination of the anti-trust exemptions for health insurers under the McCarran-Ferguson Act. While we are not a health insurer, we and the property and casualty industry operate under anti-trust exemptions that permit the aggregation of claims and other data necessary under the law of large numbers to price insurance. If similar proposals related to the property and casualty industry were made and enacted, we would have to seek a business practices exemption from the Department of Justice to share information with other insurers. We cannot predict the impact such proposals, if enacted, could have on our product and services supplier relationships, results of operations, liquidity, financial condition, financial strength, and debt ratings.

There also are legislative and regulatory proposals in various states that seek to limit the ability of insurers to assess insurance risk. From time-to-time, proposals in various states seek to limit the ability of insurers to use certain factors or predictive measures in the underwriting of property and casualty risks. Among the proposed legislation and regulation have been limits on the use of insurance scores and marketplace considerations. These proposals, if enacted, could impact underwriting pricing and results.

We cannot predict what federal and state rules or legislation will be proposed and adopted, or what impact, if any, such proposals or the cost of compliance with such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings if enacted.

Deterioration in the public debt and equity markets, the private investment marketplace, uncertainty regarding political developments and the economy could lead to investment losses, which may adversely affect our results of operations, financial condition, liquidity, and debt ratings.
Like most property and casualty insurance companies, we depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investment portfolio is exposed to significant financial and capital market risks, both in the U.S. and abroad, and volatile changes in general market or economic conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our structured securities. Concerns over weak economic growth globally, elevated unemployment, volatile energy and commodity prices, and geopolitical issues, among other factors, contribute to increased volatility in the financial markets, increased potential for credit downgrades, and decreased liquidity in certain investment segments. In addition, President Donald J. Trump has proposed significant changes in United

States domestic and foreign policy. The uncertainty regarding these proposed changes, and whether they will be implemented, may elevate the volatility of the financial markets and adversely impact our investment portfolio.

Our notes payable and line of credit are subject to certain debt-to-capitalization restrictions and net worth covenants, which could be impacted by a significant decline in investment value. Further OTTI charges could be necessary if there is a significant future decline in investment values. Depending on market conditions going forward, and in the event of extreme prolonged market events, such as the global credit crisis, we could incur additional realized and unrealized losses in future periods, which could have an adverse impact on our results of operations, financial condition, debt and financial strength ratings, and our ability to access capital markets as a result of realized losses, impairments, and changes in unrealized positions.

For more information regarding market interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Other Evolving Legislation

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the sixth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security. For WYO participation, we receive an expense allowance for policies written and a servicing fee for claims administered. Under the program, all losses are 100% reinsured by the Federal Government. Currently, the expense allowance is 30.9% of DPW. The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

As a WYO carrier, we are required to follow certain NFIP procedures when administering flood policies and claims. Some of these requirements may differ from our normal business practices and may present a reputational risk to our brand. Insurance companies are regulated by states and the NFIP requires WYO carriers to be licensed in the states in which they operate. The NFIP, however, is a federal program and WYO carriers are fiscal agents of the U.S. Government and must follow the directives of the NFIP. Consequently, we have the risk that directives of the NFIP and a state regulator on the same issue may conflict.

There has been significant public policy and political debate regarding the NFIP and its outstanding debt, including the obtainment of reinsurance coverage for NFIP losses. In 2016, FEMA secured its first placement of reinsurance for the NFIP. In January 2017, FEMA expanded its September 2016 placement and transferred $1 billion of the NFIP's financial risk to reinsurers through January 1, 2018. In addition, there are several legislative proposals in Congress regarding NFIP reauthorization. The NFIP statute will expire on September 30, 2017, unless reauthorized by Congress. While it is possible that the NFIP program will be reauthorized with limited changes to the underlying structure, there is substantial uncertainty about the future of the program given the changing political environment. Our flood business could be impacted by: (i) any mandate for primary insurance carriers to provide flood insurance; or (ii) private writers becoming more prevalent in the marketplace. The uncertainty created by the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.

We are subject to attempted cyber-attacks and other cybersecurity risks.
Our business heavily relies on various information technology and application systems that are connected to, or may be accessed from, the Internet and may be impacted by a malicious cyber-attack. Our systems also contain confidential and proprietary information regarding our operations, our employees, our agents, and our customers and their employees and property, including personally identifiable information. We have developed and invested, and expect to continue to do both, in a variety of controls to prevent, detect, and appropriately react to such cyber-attacks, including frequently testing our systems' security and access controls. Cyber-attacks continue to become more complex and broad ranging and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, it is possible that might occur. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, that provides protection up to $20 million above a deductible of $250,000.

Given the increased number of identity thefts from cyber-attacks, federal and state policymakers have proposed, and will likely continue to propose, increased regulation of the protection of personally identifiable information and the steps to be followed after a related cybersecurity breach. Compliance with these regulations and efforts to address continuingly developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Risks Related to our Insurance Segments

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

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change. If greenhouse gasses continue to impact our climate, it is possible that more devastating catastrophic events could occur.

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by ISO's Property Claim Services unit. Most of the risks underwritten by our insurance segments are concentrated geographically in the Eastern and Midwestern regions of the country. In 2016, approximately 20% of NPW were related to insurance policies written in New Jersey. Catastrophes in the Eastern and Midwestern regions of the United States could adversely impact our financial results, as was the case in 2010, 2011, and 2012.

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

We are subject to potentially significant losses from acts of terrorism.
As a Standard Commercial Lines and E&S Lines writer, we are required to participate in TRIPRA, which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2016, 89% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. Terrorism coverage is mandatory for all primary workers compensation policies, so the TRIPRA back-stop applies to these policies. A risk exists that, if the U.S. Secretary of Treasury does not certify certain future terrorist events, we would be required to pay related covered losses without TRIPRA's risk sharing benefits. Examples of this potential risk are the 2013 Boston Marathon bombing and the 2015 shootings in San Bernardino, California, neither of which were certified as terrorism events.

Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2017, our deductible is approximately $304 million. For losses above the deductible, the federal government will pay 83% of losses to an industry limit of $100 billion, and the insurer retains 17%. The federal share of losses will be reduced by 1% each year to 80% by 2020. Although TRIPRA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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
We are exposed to credit risk in several areas of our insurance segments, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. Amounts recoverable from our reinsurers can increase quickly and significantly during periods of high catastrophe loss activity, such as in the fourth quarter of 2012 due to losses incurred from Superstorm Sandy, and thus our credit risk to our reinsurers can increase significantly and will fluctuate over time. The relatively small size of the reinsurance market and our objective to maintain an average weighted rating of “A” by A.M. Best on our current reinsurance programs constrains our ability to diversify this credit risk. However, some of our reinsurance credit risk is collateralized.

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
General economic conditions in the United States and throughout the world and volatility in financial and insurance markets may materially affect our results of operations. Factors such as business and consumer confidence, unemployment levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. During 2016, 34% of DPW in our Standard Commercial Lines business were based on payroll/sales of our underlying customers. An economic downturn in which our customers decline in revenue or employee count can adversely affect our audit and endorsement premium in our Standard Commercial Lines.

Unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due. Adverse economic conditions may have a material effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from A.M. Best, would affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier that maintains a specified minimum rating. In addition, our $30 million line of credit ("Line of Credit") requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Refer to Item 1. "Business" for our current financial strength ratings.

Nationally recognized statistical rating organizations ("NRSROs") also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet debt obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best	bbb+	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

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
Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, the levels of insured losses and the levels of industry capital which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. In addition, pricing is influenced by the operating performance of insurers, as increased pricing may be necessary to meet return on equity objectives. As a result, the insurance industry historically has had cycles characterized by periods of intense price competition due to excessive underwriting capacity and periods when shortages of capacity and poor insurer operating performance drove favorable premium levels. If competitors price business below technical levels, we might reduce our profit margin to retain our best business.

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

We compete with regional, national, and direct-writer property and casualty insurance companies for customers, distribution partners, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs and/or lower cost of capital. They may have the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may impair our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant place of new competition, both from existing competitors and new competitors. New competitors emerging under this digital platform include, but are not limited to, Lemonade, Attune, and Coverwallet. Additionally, reinsurers have entered certain primary property casualty insurance markets to diversify their operations and compete with us. Further new competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
We believe that insurers are competing and will continue to compete on their ability to use reliable data about their customers and loss experience in complex analytics and predictive models to assess the profitability of risks, as well as the potential for adverse claim development, recovery opportunities, fraudulent activities, and customer buying habits. With the consistent expansion of computing power and the decline in its cost, we believe that data and analytics use will continue to increase and become more complex and accurate. As a regional insurance group, the loss experience from our insurance operations is not large enough in all circumstances to analyze and project our future costs. In addition, we have more limited experience data related to our E&S business, which we purchased in 2011. We use data from ISO, AAIS, and NCCI to obtain industry loss experience to supplement our own data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have a significantly larger volume of data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act, which provides an anti-trust exemption for the aggregation of loss data, and we are unable to access data from ISO, AAIS, and NCCI, we will be at a competitive disadvantage to larger insurers who have more loss experience data on their own customers and may not need aggregated industry loss data.

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
Our Insurance Subsidiaries are heavily regulated by extensive laws and regulations that may change on short notice. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. Historically by virtue of the McCarran-Ferguson Act, our Insurance Subsidiaries are primarily regulated by the states in which they are domiciled and licensed. State insurance regulation is generally uniform throughout the U.S. by virtue of similar laws and regulations required by the NAIC to accredit state insurance departments so their examinations can be given full faith and credit by other state regulators. Despite their general similarity, various provisions of these laws and regulations vary from state to state. At any given time, there may be various legislative and regulatory proposals in each of the 50 states and District of Columbia that, if enacted, may affect our Insurance Subsidiaries.

The broad regulatory, administrative, and supervisory powers of the various state departments of insurance include the following:

•
Related to our financial condition, review and approval of such matters as minimum capital and surplus requirements, standards of solvency, security deposits, methods of accounting, form and content of statutory financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, payment of dividends and other distributions to shareholders, periodic financial examinations, and annual and other report filings.

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

•
Related to our ownership of the Insurance Subsidiaries, we are required to register as an insurance holding company system in each state where an insurance subsidiary is domiciled and report information concerning all of our operations that may materially affect the operations, management, or financial condition of the insurers. As an insurance holding company, the appropriate state regulatory authority may: (i) examine our Insurance Subsidiaries or us at any time; (ii) require disclosure or prior approval of material transactions of any of the Insurance Subsidiaries with its affiliates; and (iii) require prior approval or notice of certain transactions, such as payment of dividends or distributions to us.

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

The European Union enacted Solvency II, which was implemented in 2016 and sets out new requirements for capital adequacy and risk management for insurers operating in Europe.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  In addition, in 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. Although Solvency II does not govern domestic American insurers, and we do not have international operations, we believe that development of global capital standards will influence the development of similar standards by domestic regulators. The NAIC has recently adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA, which has been adopted by the state insurance regulators of our Insurance Subsidiaries, requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such a standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

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

Risks Related to Our Investment Segment

We are exposed to interest rate risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. A rise in interest rates may decrease the fair value of our existing fixed income investments and declines in interest rates may result in an increase in the fair value of our existing fixed income investments. Our fixed income investment portfolio, which currently has an effective duration of 3.8 years excluding short-term investments, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, partially offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, partially offset by lower rates of return on new and reinvested cash in the portfolio. Changes in interest rates have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. This may include investing in floating rate securities and other shorter duration securities that exhibit low effective duration and interest rate risk, but expose the portfolio to other risks, including the risk of a change in credit spreads, liquidity spreads, and other factors that may adversely impact the value of the portfolio. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, particularly our loss reserves. In addition, our pension and post-retirement benefit obligations include a discount rate assumption, which is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation.

We are exposed to credit risk in our investment portfolio.
The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments due under the terms of the securities. At December 31, 2016, our fixed income securities portfolio represented approximately
92% of our total invested assets, of which approximately 97% were investment grade and 3% were below investment grade rated, resulting in an average credit rating of AA- of the fixed income securities portfolio. Over time, our exposure to below investment grade securities and other credit sensitive risk assets may fluctuate as we continue to diversify the portfolio and take advantage of opportunities to add or reduce risk commensurate with our risk-taking capacity and market conditions. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, municipal bankruptcies spurred by, among other things, pension funding issues, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed income securities portfolio and our net income to decline and the default rate of our fixed income securities portfolio to increase.

With economic uncertainty, credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could cause the value of our fixed income securities portfolio and our net income to decrease. As our stockholders' equity is leveraged at 3.5:1 to our investment portfolio, a reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write-downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, fluctuations in interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.4:1 ratio to our investment portfolio.

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
Over the past several years, the Federal Reserve has taken a number of actions related to interest rates and purchasing of financial instruments intended to spur economic recovery. The Federal Reserve's policy of quantitative easing and low interest rates since the financial crisis of 2008 have had an adverse effect on our investment income, as higher yielding securities mature and we reinvest the proceeds at lower yields. In December 2015 and again in December 2016, the Federal Reserve increased the Federal Fund Rate by 25 basis points each. It is unclear whether the Federal Reserve's economic stimulus actions will produce the desired results. The impact of these actions could materially and adversely affect our financial condition and the trading price of our common stock. In the event of future material deterioration in business conditions, we may need to raise additional capital or consider other transactions to manage our capital position.

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
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. Since these partnerships’ underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments and as such, is subject to greater scrutiny and reconsideration from one reporting period to the next. As these investments are recorded under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. We currently expect to increase our allocation to these investments, which may result in additional variability in our net investment income.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed income, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2016. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2016, approximately 7% and 92% of these securities represented Level 1 and Level 2, respectively. However, prices provided by independent pricing services and brokers can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that management has accurately assessed the level of impairments taken as reflected in our Financial Statements. Furthermore, additional impairments may need to be taken in the future. It is possible that interest rates, which are at historic lows, will increase which will result in a reduction in net unrealized gains and may result in net unrealized losses associated with declines in value strictly related to such interest rate movements. It is possible that this could result in realized losses if we sell such securities or possibly more OTTI if we determine we do not have the ability and intent to hold those securities until they recover in value. In addition, we recently hired several new investment managers and expect them to take a more active approach to managing our fixed income securities portfolio. As a result, we expect our OTTI to increase in coming periods based on an increase in securities that we may intend to sell despite being in an unrealized loss position. Historical trends may not be indicative of future impairments. For further information regarding our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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

As of December 31, 2016, the Parent had retained earnings of $1.5 billion. Of this amount, $1.4 billion was related to investments in our Insurance Subsidiaries. The Insurance Subsidiaries have the ability to provide for $193 million in annual ordinary dividends to us in 2017 under applicable state regulation; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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
As an insurance provider, it is our business to take on risk from our customers. Our long-term strategy includes the use of above average operational leverage, which can be measured as the ratio of NPW to our equity or policyholders surplus. We balance operational leverage risk with a number of risk management strategies within our insurance operations to achieve a balance of growth and profit and to reduce our exposure. These strategies include, but are not limited to, the following:

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

We also maintain a conservative approach to our investment portfolio management and employ risk management strategies that include, but are not limited to:

•	Being prudent in establishing our investment policy and appropriately diversifying our investments, which supports our liabilities and underwriting strategies;

•
Using complex financial and investment models to analyze historical investment performance and predict future investment performance under a variety of scenarios using asset concentration, asset volatility, asset correlation, and systematic risk; and

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

We believe that our predictive models for underwriting, claims, and catastrophe losses, as well as our business analytics and our information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. A major defect or failure in our internal controls or information technology and application systems could: (i) result in management distraction; (ii) harm our reputation; or (iii) increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of a defect in our internal controls around our information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

Rapid development of new technologies may result in an unexpected impact on our business and insurance industry overall.
Development of new technologies continues to impact all aspects of business and individuals’ lives at rapid speed.  Often such developments are positive and gradually improve standards of living and speed of communications, and allow for the development of more efficient processes.  The rapid development of new technologies, however, also presents challenges and risks.  Examples of such emerging risks include, but are not limited to:

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

•
Changes in how insurance products are marketed and purchased due to the availability of new technologies and changes in customer expectations.  For example, comparative rating technologies, which are widely used in personal lines insurance, facilitate the process of efficiently generating quotes from multiple insurance companies.  This technology makes differentiation other than on pricing more difficult and has increased price comparison and resulted in a higher level of quote activity with a lower percentage of quotes becoming new business written.  These trends may continue to accelerate and may affect other lines of business, which could put pressure on our future profitability.

•
New technologies may require the development of new insurance products without the support of sufficient historical claims data for us to continue to compete effectively for our distribution partners' business and customers.

We depend on key personnel.
To a large extent, our business' success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2016, our workforce had an average age of approximately 47 and approximately 17% of our workforce was retirement eligible.

We are subject to a variety of modeling risks, which could have a material adverse impact on our business results.
We rely on complex financial models, such as predictive underwriting models, a claims fraud model, third party catastrophe models, an enterprise risk management capital model, and modeling tools used by our investment managers, which have been developed internally or by third parties to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance, and portfolio risk. Flaws in these financial models, or faulty assumptions used by these financial models, could lead to increased losses. We believe that statistical models alone do not provide a reliable method for monitoring and controlling risk. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

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

Item 3. Legal Proceedings.

In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid losses and loss expense reserves. We expect that any potential ultimate liability in such ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows after consideration of provisions made for potential losses and costs of defense.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Similarly, our Insurance Subsidiaries are also named from time-to-time in individual actions seeking extra-contractual damages, punitive damages, or penalties, some of which allege bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that any potential ultimate liability in any such lawsuit will not be material to our consolidated financial condition, after consideration of provisions made for estimated losses. Nonetheless, given the inherent unpredictability of litigation and the large or indeterminate amounts sought in certain of these actions, an adverse outcome in certain matters could possibly have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

As of December 31, 2016, we do not believe the Company or any of the Insurance Subsidiaries was a defendant in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2016		2015
	High	Low	High	Low
First quarter	$36.92	29.27	30.10	25.49
Second quarter	38.67	33.60	29.60	26.28
Third quarter	41.30	35.90	32.50	28.10
Fourth quarter	44.00	34.95	37.91	30.36

On February 14, 2017, the closing price of our common stock as reported on the NASDAQ Global Select Market was $43.20.

(b) Holders
We had 3,374 stockholders of record as of February 14, 2017 according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October 26, 2016, the Board of Directors approved a 7% increase in our dividend to $0.16 per share. In addition, on February 2, 2017, the Board of Directors declared a $0.16 per share quarterly cash dividend on common stock that is payable March 1, 2017, to stockholders of record as of February 15, 2017. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2016	2015
First quarter	$0.15	0.14
Second quarter	0.15	0.14
Third quarter	0.15	0.14
Fourth quarter	0.16	0.15

Our ability to receive dividends, loans, or advances from our Insurance Subsidiaries is subject to the approval and/or review of the insurance regulators in the respective domiciliary states of our Insurance Subsidiaries. Such approval and/or review is made under the respective domiciliary states’ insurance holding company acts, which generally require that any transaction between related companies be fair and equitable to the insurance company and its policyholders. Although our dividends have historically been met with regulatory approval, there is no assurance that future dividends will be approved given current market conditions. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future. For additional information, see Note 19. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2016:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	355,391	[1]	$16.87	5,277,703 [2]

1 Weighted average remaining contractual life of options is 2.14.
2 Includes 574,722 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,867,287 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,835,694 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2011 and ending December 31, 2016, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2016:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2016	$—	$—	—	—
November 1 – 30, 2016	203	35.75	—	—
December 1 – 31, 2016	—	—	—	—
Total	$203	$35.75	—	—

1During the fourth quarter of 2016, 203 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares were purchased at fair market value as defined in the Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan as Amended and Restated Effective as of May 1, 2010.

Item 6. Selected Financial Data.

Five-Year Financial Highlights
(All presentations are in accordance with GAAP unless noted otherwise, number of weighted average shares and dollars in thousands, except per share amounts)
	2016		2015	2014	2013	2012
Net premiums written	$2,237,288		2,069,904	1,885,280	1,810,159	1,666,883
Net premiums earned	2,149,572		1,989,909	1,852,609	1,736,072	1,584,119
Net investment income earned	130,754		121,316	138,708	134,643	131,877
Net realized (losses) gains	(4,937)		13,171	26,599	20,732	8,988
Total revenues	2,284,270		2,131,852	2,034,861	1,903,741	1,734,102
Catastrophe losses	59,735		59,055	59,971	47,415	98,608
Underwriting income (loss)	151,933		149,029	78,143	38,766	(64,007)
Net income	158,495		165,861	141,827	106,418	37,963
Comprehensive income	151,970		136,648	136,764	77,229	49,709
Total assets[2]	7,355,848		6,904,433	6,574,942	6,262,585	6,789,373
Short-term debt[2]	—		60,000	—	13,000	100,000
Long-term debt[2]	438,667		328,192	372,689	371,829	202,544
Stockholders’ equity	1,531,370		1,398,041	1,275,586	1,153,928	1,090,592
Statutory premiums to surplus ratio	1.4		1.5	1.4	1.4	1.6
GAAP combined ratio	92.9%		92.5	95.8	97.8	104.0
Impact of catastrophe losses on statutory combined ratio[3]	2.8	pts	3.0	3.2	2.7	6.2
Statutory combined ratio	91.8%		92.4	95.7	97.5	103.5
Invested assets per dollar of stockholders' equity	$3.50		3.64	3.77	3.97	3.97
Yield on investments, before tax	2.5%		2.5	3.0	3.0	3.1
Debt to capitalization ratio[2]	22.3		21.7	22.6	25.0	21.7
Return on average equity	10.8		12.4	11.7	9.5	3.5

Per share data:
Net income from continuing operations[1]:
Basic	$2.74		2.90	2.52	1.93	0.69
Diluted	2.70		2.85	2.47	1.89	0.68

Net income:
Basic	$2.74		2.90	2.52	1.91	0.69
Diluted	2.70		2.85	2.47	1.87	0.68

Dividends to stockholders	$0.61		0.57	0.53	0.52	0.52

Stockholders’ equity	26.42		24.37	22.54	20.63	19.77

Price range of common stock:
High	44.00		37.91	27.65	28.31	20.31
Low	29.27		25.49	21.38	19.53	16.22
Close	43.05		33.58	27.17	27.06	19.27

Number of weighted average shares:
Basic	57,889		57,212	56,310	55,638	54,880
Diluted	58,747		58,156	57,351	56,810	55,933
1In 2009, we sold our Selective HR Solutions operations.
2 Data for 2012 through 2014 has been restated to reflect the implementation of ASU 2015-03, Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issue Costs, which was adopted in the fourth quarter of 2015.
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

Introduction
We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines - comprised of insurance products and services provided in the standard marketplace to our commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

•	Standard Personal Lines - comprised of insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•	Excess and surplus ("E&S") Lines - comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•
Investments - invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

Our Standard Commercial and Standard Personal Lines products and services are written through our nine insurance subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Our E&S Lines products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.

Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2016, 2015, and 2014;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for losses and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments (“OTTI”); and (iv) reinsurance.

Reserves for Losses and Loss Expenses
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid losses and loss expenses, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net losses and loss expenses. We had accrued $3.7 billion of gross loss and loss expense reserves and $3.1 billion of net loss and loss expense reserves at December 31, 2016. At December 31, 2015, these gross and net reserves were $3.5 billion and $3.0 billion, respectively.

The following tables provide case and incurred but not reported (“IBNR”) reserves for losses and loss expenses, and reinsurance recoverable on unpaid losses and loss expenses as of December 31, 2016 and 2015:

As of December 31, 2016
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$235,329	1,053,400	1,288,729	179,997	1,108,732
Workers compensation	463,523	745,590	1,209,113	223,327	985,786
Commercial auto	170,380	259,861	430,241	17,373	412,868
Businessowners' policies	40,018	56,894	96,912	7,012	89,900
Commercial property	50,757	7,910	58,667	13,615	45,052
Other	5,243	9,647	14,890	2,613	12,277
Total Standard Commercial Lines	965,250	2,133,302	3,098,552	443,937	2,654,615

Personal automobile	78,512	72,435	150,947	55,223	95,724
Homeowners	24,779	19,845	44,624	3,206	41,418
Other	64,314	26,198	90,512	82,625	7,887
Total Standard Personal Lines	167,605	118,478	286,083	141,054	145,029

Commercial liability[1]	50,337	241,473	291,810	25,741	266,069
Commercial property[2]	8,253	7,021	15,274	468	14,806
Total E&S Lines	58,590	248,494	307,084	26,209	280,875

Total	$1,191,445	2,500,274	3,691,719	611,200	3,080,519
1Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
2Includes commercial property (93% of net reserves) and commercial auto property coverages (7% of net reserves).

December 31, 2015
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Losses and Loss Expenses	Net Reserves
General liability	$247,162	970,541	1,217,703	148,113	1,069,590
Workers compensation	479,789	750,238	1,230,027	225,948	1,004,079
Commercial auto	166,606	227,159	393,765	18,983	374,782
Businessowners' policies	40,496	54,937	95,433	5,459	89,974
Commercial property	41,455	6,560	48,015	8,390	39,625
Other	4,126	9,680	13,806	2,275	11,531
Total Standard Commercial Lines	979,634	2,019,115	2,998,749	409,168	2,589,581

Personal automobile	87,589	79,136	166,725	64,258	102,467
Homeowners	29,072	20,364	49,436	2,129	47,307
Other	27,149	21,744	48,893	40,338	8,555
Total Standard Personal Lines	143,810	121,244	265,054	106,725	158,329

Commercial liability[1]	52,376	190,101	242,477	34,355	208,122
Commercial property[2]	6,289	5,159	11,448	771	10,677
E&S Lines	58,665	195,260	253,925	35,126	218,799

Total	$1,182,109	2,335,619	3,517,728	551,019	2,966,709
1Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
2Includes commercial property (93% of net reserves) and commercial auto property coverages (7% of net reserves).

How reserves are established
When a claim is reported to us, claims personnel establish a “case reserve” for the estimated amount of the reported loss. The amount of the reserve is primarily based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding each claim, and the policy provisions relating to the type of losses, less any amounts previously paid to the claimant. The estimate reflects the informed judgment of such personnel based on their knowledge, experience, and general insurance reserving practices. Until the claim is resolved, these estimates are revised as deemed appropriate by the responsible claims personnel based on subsequent developments and periodic reviews of the case.

Using generally accepted actuarial reserving techniques, we project our estimate of ultimate losses and loss expenses at each reporting date. Our IBNR reserve is the difference between the projected ultimate losses and loss expenses incurred and the sum of: (i) case losses and loss expense reserves; and (ii) paid losses and loss expenses. The actuarial techniques used in determining ultimate losses are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff. In completing this analysis, the actuaries must gather substantially similar data in sufficient volume to ensure statistical credibility of the data, while maintaining appropriate differentiation. This process defines the reserving segments, to which various actuarial projection methods are applied. When applying these methods, the actuaries are required to make numerous assumptions including, for example, the selection of loss and loss expense development factors and the weight to be applied to each individual projection method. These methods include paid and incurred versions for the following: loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling (chain-ladder approach). The second component of the analysis is the projection of the expected ultimate loss and loss expense ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss and loss expense ratios each quarter. This review includes actual versus expected pricing changes, loss and loss expense trend assumptions, and updated prior period loss and loss expense ratios from the most recent quarterly reserve analysis.

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, large loss activity, asbestos and environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments in the imposition of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based on the consideration of the range of possible IBNR reserves, recent loss and loss expense trends, uncertainty associated with actuarial assumptions, and other factors, IBNR is established and the ultimate net liability for losses and loss expenses is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods. In addition to our internal review, statutory regulation requires us to have a Statement of Actuarial Opinion issued annually on our statutory reserve adequacy. We engage an independent actuary to issue this opinion based on their independent review.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,780 million to $3,237 million at December 31, 2016, which compares to $2,694 million to $3,136 million at December 31, 2015. These ranges reflect low and high reasonable reserve estimates, which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these ranges reflect likely scenarios, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

In 2016, we experienced overall net favorable loss development of $65.8 million, compared to $69.0 million in 2015, and $59.3 million in 2014. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2016	2015	2014
General liability	$(45.0)	(51.0)	(43.9)
Workers compensation	(56.0)	(37.0)	—
Commercial automobile	25.3	2.4	(4.1)
Businessowners' policies	1.8	2.2	1.9
Commercial property	0.3	(3.0)	(2.1)
Personal automobile	1.0	0.4	(10.8)
Homeowners	1.7	1.5	(4.0)
E&S	7.1	15.5	3.7
Other	(2.0)	—	—
Total	$(65.8)	(69.0)	(59.3)

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

For the past eleven years, the Insurance Subsidiaries have experienced net favorable prior accident year loss and loss expense development, although there can be no assurance that this will continue, or that we may experience adverse prior accident year loss and loss expense development in future periods. Over the past three years, contributions to the favorable emergence have come from different lines of business at different points in time. The greater contributions have generally come from the longer tailed casualty lines, primarily due to their associated volume of reserves and the inherent uncertainty of the longer claims settlement process, although this has been offset in part by adverse prior accident year loss and loss expense development within certain lines such as commercial and personal auto liability and E&S.

A more detailed discussion of recent developments, by line of business, follows.

Standard Market General Liability Line of Business
At December 31, 2016, our general liability line of business had recorded reserves, net of reinsurance, of $1.1 billion, which represented 36% of our total net reserves. In 2016, this line experienced favorable development of $45.0 million, attributable mainly to lower than anticipated claims severities in accident years 2008 through 2013 and 2015.

During 2015, this line experienced favorable development of $51.0 million, attributable mainly to accident years 2013 and prior. This was primarily driven by severities that continued to develop lower than expected, within both the premises and operations and products liability coverages. In addition, the reduction in frequencies that we had seen in the immediately prior accident years continued into accident year 2015.

Standard Market Workers Compensation Line of Business
At December 31, 2016, our workers compensation line of business recorded reserves, net of reinsurance, of $1.0 billion, which represented 32% of our total net reserves. During 2016, this line experienced favorable development of $56.0 million driven by accident years 2014 and prior. During 2015, this line experienced favorable development of $37.0 million driven by virtually all prior accident years. The results over the past two years represent a change compared to 2014, during which this line experienced no development on prior accident years. During 2016, this line showed continued reductions in paid and reported loss amounts, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions in recent years; and (iii) various significant claims initiatives that we implemented, including the centralization of our workers compensation claims handling in Charlotte, North Carolina, more favorable Preferred Provider Organizations ("PPO") contracts, greater PPO penetration, and more proactive case management in the areas of medical, pharmaceutical, and physical therapy treatments. Jurisdictionally trained and aligned medical only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

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

Unexpected changes in medical cost inflation - The industry is currently experiencing a period of lower claim cost inflation. Changes in our historical workers compensation medical costs, along with uncertainty regarding future medical inflation, creates the potential for additional variability in our reserves;

Changes in statutory workers compensation benefits - Benefit changes may be enacted that affect all outstanding claims, regardless of having occurred in the past. Depending upon the social and political climate, these changes may either increase or decrease associated claim costs;

Changes in utilization of the workers compensation system - These changes may be driven by economic, legislative, or other changes. For example, higher levels of unemployment could ultimately impact both the severity and frequency of workers compensation claims. In particular, during more difficult economic times, workers may be more likely to use the system, and less likely to return to work. Another example is the potential changes to federal healthcare laws, which, depending on the nature of the changes, may have either positive or negative impacts on workers compensation costs.

Changes in the economy could impact reserves in other ways. For example, in 2016, audit and endorsement activity resulted in additional premium of $22.6 million, and in 2015, audit and endorsement activity resulted in additional premium of $22.5 million. As premiums earned are used as a basis for setting initial reserves on the current accident year, our reserves could be impacted. While audit and endorsement premiums are modeled within our annual budgeting process, they remain uncertain, and therefore provide additional variability to the resulting loss and loss expense ratio estimates.

Standard Market Commercial Automobile Line of Business
At December 31, 2016, our commercial automobile line of business had recorded reserves, net of reinsurance, of $413 million, which represented 13% of our total net reserves. In 2016, this line experienced unfavorable development of $25.3 million, which was mainly driven by higher severity in accident year 2014 and higher frequency and severity in 2015.

In 2015, this line experienced unfavorable development of $2.2 million, which was driven by bodily injury liability for accident years 2013 and 2014. This was partially offset by favorable development in accident years 2010 and 2011.

For the industry, the commercial automobile line has experienced unfavorable trends in recent years, in both its casualty and property coverages. While no direct causal relationships can be drawn, increased frequencies may be due to increased miles driven, which may be the result of the economic recovery and lower gasoline prices, as well as distracted driving. Rising severities may be the result of the increasing complexity of vehicles and the technology they incorporate, which results in increased repair costs.

We are currently taking actions to improve the profitability of this line of business, including:

•	Reducing premium leakage by improving the quality of our rating information. This includes validating application information using third party data and using more detailed driver information.

•
Co-underwriting selected higher hazard classes by the field and home office, providing better recognition of risk drivers and improved pricing. This includes increasing rate targets on these exposures.

•
Continuing to leverage our predictive modeling and analytical capabilities to provide more granular and actionable rate per exposure unit guidance on new business opportunities, while also developing and executing targeted rate change and underwriting actions on our renewal portfolio.

Standard Market Personal Automobile Line of Business
At December 31, 2016, our personal automobile line of business had recorded reserves, net of reinsurance, of $96 million, which represented 3% of our total net reserves. In 2016, this line experienced unfavorable development of $1.0 million. While this development is relatively neutral overall, it results from an increase in accident year 2015, largely offset by a decrease in accident year 2014. This line experienced unfavorable prior year development of $0.4 million in 2015. We continue to recalibrate our predictive models, as well as refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Lines
At December 31, 2016, our E&S Lines had recorded reserves, net of reinsurance, of $281 million, which represented 9% of our total net reserves. In 2016, these lines experienced unfavorable development of $7.1 million, mostly associated with accident year 2014. In 2015, these lines experienced unfavorable development of $15.5 million, associated with accident years 2012 through 2014. Since we have limited historical loss experience in this segment, our reserve estimates are partially based on development patterns of companies that have similar operations. Therefore, these estimates are subject to somewhat greater uncertainty than the comparable standard operations lines of business. As our own experience matures, we will continue to place greater weight upon it, and less weight upon the surrogate patterns.

In order to improve outcomes, we have taken the following actions related to E&S claims:

•	Effective January 1, 2015, the E&S Claims operation began reporting through our Corporate Claims division in Charlotte, North Carolina.

•	Complex claims were integrated into our standard lines CCU in August 2015.

•	Potential complex liability claims are now systematically identified and referred to our CCU.

•
Effective January 1, 2016, the E&S Claims operation in Scottsdale, Arizona was closed and all open and new claims are now handled out of our standard lines regional claims offices by dedicated E&S claims personnel.

•	Claims have been segregated into “litigated” versus “non-litigated.” Separate claim handling teams have been created, with the required skill sets, to appropriately handle these two types of claims.

•	Implemented the following expense improvement initiatives regarding outside adjusters and legal counsel:

◦	Maximized use of staff counsel when geographically possible;

◦	Utilized staff coverage attorney for coverage reviews;

◦	Heightened focus on legal budgeting and expense management;

◦	Required panel counsel firms to use our electronic legal billing and budgeting system to better manage budgets and expenses associated with litigation; and

◦	Implemented a panel counsel review process.

•	In addition to the expense improvement initiatives above, we anticipate implementing the following in 2017 to further improve benefits:

◦	Expanding the use of staff counsel in high volume, high cost locations; and

◦	Expanding the use of alternative fee arrangements with panel counsel.

•	For property claims, similar corporate oversight and referrals have been implemented. In addition, large losses are now adjusted by or overseen by Standard Lines property personnel.

We believe that the actions above will not only lead to earlier identification of severe claims, but also earlier claims resolutions with improved outcomes. We have begun to see the benefits of the actions above, through significantly lower loss adjustment expenses.

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

•	The strategic realignment of our CMS model to handle property claims under $5,000.

•
The continued use of our PCSs and our LLU. Our PCSs handle claims between $5,000 and $100,000, while the LLU handles claims above $100,000. Both groups form the core of our catastrophe response team. During 2016, we began increasing the number of property claims specialists to respond to property claims with higher severity and/or complexity. This provides us with more staff to respond to claim volume, including the fluctuations that result from catastrophes, while ensuring we have the highest level of property expertise available to apply to our more complex claims.

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

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below are sensitivity tests that highlight potential impacts to loss and loss expense reserves under different scenarios, for the major casualty lines of business. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results in the tables below do not constitute an actuarial range. While the figures represent possible impacts from variations in key assumptions as identified by management, there is no assurance that the future emergence of our loss and loss expense experience will be consistent with either our current or alternative sets of assumptions.

While the sources of variability discussed above are generated by different underlying trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition to the expected development patterns, the expected loss and loss expense ratios are another key assumption in the reserving process. These expected ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis, and then adjusting it to the current accident year's pricing and loss cost levels. Impact from changes in the underwriting portfolio and changes in claims handling practices are also quantified and reflected, where appropriate. As is the case with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

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

Reserve Impacts of Changes to Prior Years Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(80)	$80
Workers compensation	7	(70)	70
Commercial automobile liability	10	(35)	35
Personal automobile liability	15	(10)	10
E&S liability	10	(35)	35

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	7	pts	$(37)	$37
Workers compensation	7		(22)	22
Commercial automobile liability	7		(21)	21
Personal automobile liability	7		(6)	6
E&S liability	7		(11)	11

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

The total carried net losses and loss expense reserves for these claims were $22.7 million as of December 31, 2016 and $23.2 million as of December 31, 2015. The emergence of these claims occurs over an extended period and is highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for nine customers related to six sites on the NPL.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2016, asbestos claims constituted 29% of our $22.7 million net asbestos and environmental reserves, compared to 29% of our $23.2 million net asbestos and environmental reserves at December 31, 2015.

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

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. GAAP. Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors, such as retirement age and mortality.
The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations and generally reduces pension expense. Conversely, a lower discount rate increases the present value of benefit obligations and generally increases pension expense. For additional information regarding our discount rate selection, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets decreased 13 basis points, to 6.24%, in 2016 as compared to 6.37% in 2015, reflecting the current interest rate environment.

At December 31, 2016, our pension and post-retirement benefit plan obligation was $346.0 million compared to $324.8 million at December 31, 2015. Plan assets were $316.5 million and $249.7 million at December 31, 2016 and December 31, 2015, respectively. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Investment Valuation and OTTI
Investment Valuation
Fair value of our investment portfolio is defined under accounting guidance as the exit price or the amount that would be: (i) received to sell an asset; or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must, when available, rely upon observable market data. Our AFS portfolio is carried at fair value and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For both our AFS and HTM portfolios, fair value is a key factor in the evaluation of a security for OTTI.

We have categorized our investment portfolio, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The fair value of approximately 99% of our investment portfolio is classified as either Level 1 or Level 2 in the fair value hierarchy. Fair value measurements in Level 1 represent quoted prices in active markets for identical assets. Fair value measurements in Level 2 represent prices determined using observable data from similar securities that have traded in the marketplace, typically using matrix pricing. The fair value of our Level 2 securities are determined by external pricing services. We have evaluated the pricing methodology used for these Level 2 prices and have determined that the inputs used are observable. For additional information regarding the valuation techniques used, refer to item (e) of Note 2. "Summary of Significant Accounting Policies" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report.

Less than 1% of our investment portfolio is classified as Level 3 in the fair value hierarchy. Fair value measurements in Level 3 are based on unobservable market inputs because the related securities are not traded on a public market. For additional information regarding the valuation techniques used for our Level 3 securities, refer to item (e) of Note 2. "Summary of Significant Accounting Policies" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report.

OTTI
Our investment portfolio is subject to market declines below amortized cost that may be other than temporary and therefore may result in the recognition of OTTI losses. Factors considered in the determination of whether or not a decline is other than temporary require significant judgment and include, but are not limited to, the financial condition of the issuer, the expected near-term and long-term prospects of the issuer, and our evaluation of the projected cash flow stream from the security. For additional information regarding our OTTI process and OTTI charges recorded, see item (d) of Note 2. "Summary of Significant Accounting Policies" and item (j) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $5.5 million at December 31, 2016 and $5.7 million at December 31, 2015. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2016, 2015, and 2014[1]
			2016 vs. 2015			2015 vs. 2014
($ in thousands, except per share amounts)	2016	2015			2014
GAAP measures:
Revenues	$2,284,270	2,131,852	7%		$2,034,861	5%
Pre-tax net investment income	130,754	121,316	8		138,708	(13)
Pre-tax net income	219,955	232,692	(5)		197,131	18
Net income	158,495	165,861	(4)		141,827	17
Diluted net income per share	$2.70	2.85	(5)		$2.47	15
Diluted weighted-average outstanding shares	58,747	58,156	1		57,351	1
GAAP combined ratio	92.9%	92.5	0.4	pts	95.8%	(3.3)	pts
Statutory combined ratio	91.8	92.4	(0.6)		95.7	(3.3)
Invested assets per dollar of stockholders' equity	$3.50	3.64	(4)%		$3.77	(3)%
After-tax yield on investments	1.9%	1.9	—	pts	2.2%	(0.3)	pts
Return on average equity ("ROE")	10.8	12.4	(1.6)		11.7	0.7
Non-GAAP measures:
Operating income	$161,704	157,300	3%		$124,538	26%
Diluted operating income per share	2.75	2.70	2		2.17	24
Operating ROE	11.0%	11.8	(0.8)	pts	10.3%	1.5	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

Reconciliations of net income, net income per share, and ROE to operating income, operating income per share, and operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to operating income
($ in thousands)	2016	2015	2014
Net income	$158,495	165,861	141,827
Exclude: Net realized losses (gains)	4,937	(13,171)	(26,599)
Exclude: Tax on net realized losses (gains)	(1,728)	4,610	9,310
Operating income	$161,704	157,300	124,538

Reconciliation of net income per share to operating income per share	2016	2015	2014
Diluted net income per share	$2.70	2.85	2.47
Exclude: Net realized losses (gains) per share	0.08	(0.23)	(0.46)
Exclude: Tax on net realized losses (gains) per share	(0.03)	0.08	0.16
Diluted operating income per share	$2.75	2.70	2.17

Reconciliation of ROE to operating ROE	2016	2015	2014
ROE	10.8%	12.4	11.7
Exclude: Net realized losses (gains)	0.3	(1.0)	(2.2)
Exclude: Tax on net realized losses (gains)	(0.1)	0.4	0.8
Operating ROE	11.0%	11.8	10.3

We generated excellent financial results in 2016, continuing the trend of excellent financial performance we achieved in 2015 and 2014, which reflects our hard work to drive renewal pure price increases within our Standard Commercial and Personal Lines segments as well as our E&S segment, generate new business, improve the underlying profitability of our book of business through various underwriting and claims initiatives. In 2016, we also moved to more actively manage our investment portfolio to generate higher after-tax net investment income in an investment environment of declining interest rates. Our NPW growth of 8% in 2016 and 10% in 2015 was driven by our strong franchise value with our ivy league distribution partners. Over the past 28 quarters, our Standard Commercial Lines renewal pure price increases have cumulatively outperformed the Willis Towers Watson Commercial Lines Pricing (or CLIPs) survey by approximately 1700 basis points, while maintaining high retention rates. In addition, NPW growth was aided by the appointment of 110 retail agents in 2016 and some new business opportunities in our E&S segment as we increased our appetite for new business through our brokerage channel.

In addition to the cumulative pure renewal price increases we have achieved over the past several years, we have benefited from underwriting and claims process enhancements, as well as a shift in our business mix towards higher quality accounts. For example, our workers compensation book of business, which represents approximately 20% of our Standard Commercial Lines business, continues to benefit from the steps we have taken in recent years to increase premium rates and to improve the business mix by shifting towards lower hazard and smaller accounts from higher hazard and larger accounts. Additionally, claims initiatives, such as having an increased focus on reducing workers compensation medical costs through more favorable PPO contracts and greater PPO penetration, have helped to improve profitability of this line. The statutory combined ratios for this line of business improved, aided by net favorable loss development, from 110.1% in 2014 to 88.2% in 2015 and 80.7% in 2016. Our E&S segment has also seen an improvement in underwriting results as we have continued to deploy our corporate claims practices in this operation, although we have not yet met our financial targets for this segment. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expenses” section within Critical Accounting Policies in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pre-tax net investment income grew 8% in 2016 compared to 2015 after decreasing 13% compared to 2014. The improvement in 2016 was driven by a higher fixed income asset base and improved returns on our alternative investments, while the decrease in 2015 compared to 2014 was due to lower returns on these alternative investments. During 2016, we determined that a more active management approach to our investment portfolio was necessary to maximize the risk-adjusted after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. We evaluated our previous buy-and-hold low turnover approach in the context of the current market environment, and concluded that a change was necessary to more effectively diversify, navigate, and manage the portfolio in response to the persistently low and volatile interest rate environment, the potential for rising inflation, and an uncertain political and tax landscape. To execute on this approach, we hired four new fixed income investment managers in 2016, increased our long-term target risk asset allocation, and modestly increased our exposure to non-investment grade fixed income securities, private equity investments, and private credit strategies to further diversity our allocation within risk assets. Our risk assets, which include public equities, non-investment grade fixed income securities, private equity investments, and other limited partnership private investments, represented 7% of our total invested assets at December 31, 2016 and may increase to approximately 10% over time.

The improvements to our underwriting profitability and after tax net investment income discussed above drove our long-term goal of generating an operating ROE that is approximately 300 basis points in excess of our weighted average cost of capital over time. Although our operating income increased in 2016, compared to 2015, our operating ROE was below 2015 levels, due to higher comprehensive income, partially offset by dividends paid to our shareholders, which has increased our shareholders' equity. Our ROE and operating ROE contributions by component are as follows:

Return on Average Equity	2016	2015	2014
Insurance segments	6.7%	7.3	4.2
Investment income	6.7	7.0	8.6
Other	(2.4)	(2.5)	(2.5)
Net realized (losses) gains, net of tax at 35%	(0.2)	0.6	1.4
ROE	10.8	12.4	11.7
Exclude: Net realized losses (gains), net of tax at 35%	0.2	(0.6)	(1.4)
Operating ROE	11.0%	11.8	10.3
Weighted average cost of capital	8.5%	8.7	8.9

Insurance Segments
The key metric in understanding our insurance segments’ contribution to ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
GAAP Insurance Operations Results:
Net Premiums Written ("NPW")	$2,237,288	2,069,904	8%		$1,885,280	10%
Net Premiums Earned ("NPE")	2,149,572	1,989,909	8		1,852,609	7
Less:
Losses and loss expenses incurred	1,234,797	1,148,541	8		1,157,501	(1)
Net underwriting expenses incurred	759,194	686,120	11		610,783	12
Dividends to policyholders	3,648	6,219	(41)		6,182	1
Underwriting income	$151,933	149,029	2%		$78,143	91%
GAAP Ratios:
Loss and loss expense ratio	57.4%	57.7	(0.3)	pts	62.5%	(4.8)	pts
Underwriting expense ratio	35.3	34.5	0.8		33.0	1.5
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	—
Combined ratio	92.9	92.5	0.4		95.8	(3.3)
Statutory Ratios:
Loss and loss expense ratio	57.4	57.7	(0.3)		62.4	(4.7)
Underwriting expense ratio	34.2	34.4	(0.2)		33.0	1.4
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	—
Combined ratio	91.8%	92.4	(0.6)	pts	95.7%	(3.3)	pts

Fluctuations in our GAAP combined ratio were driven by the following:

•
Growth in our net premiums earned, which was driven by the acquisition of new business as well as renewal pure price increases on our standard lines business of 2.9% in 2016, 3.5% in 2015, and 5.8% in 2014. The renewal pure price increases provided earned rate of approximately 3.1% in 2016 and 4.0% in 2015, both of which were above our rate of expected claim inflation and thus contributed to improved combined ratios in each of the three years presented. However, as described below, our combined ratios are also significantly impacted by prior year casualty reserve development, net catastrophe loss activity, and non-catastrophe property losses.

•	Net favorable prior year casualty reserve development, the details of which are below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2016		2015	2014
General liability	$(45.0)		(51.0)	(43.9)
Commercial automobile	25.0		3.0	(4.0)
Workers compensation	(56.0)		(37.0)	—
Businessowners' policies	0.5		4.0	2.5
Other	(2.0)		—	—
Total Standard Commercial Lines	(77.5)		(81.0)	(45.4)

Homeowners	1.5		(2.0)	(0.7)
Personal automobile	1.0		—	(8.0)
Total Standard Personal Lines	2.5		(2.0)	(8.7)

E&S	6.0		16.0	5.8

Total favorable prior year casualty reserve development	$(69.0)		(67.0)	(48.3)

(Favorable) impact on loss ratio	(3.2)	pts	(3.4)	(2.6)

For a qualitative discussion of this reserve development, please see the related insurance segment discussions below.

•	Catastrophe losses, the details of which are below:

Catastrophe Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2016	$59.7	2.8	pts	(0.2)
2015	59.1	3.0		(0.2)
2014	60.0	3.2		0.5

•	Non-catastrophe property losses, the details of which are below:

Non-Catastrophe Property Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2016	$279.2	13.0	pts	(0.3)
2015	265.4	13.3		(2.2)
2014	287.5	15.5		2.4

The improvement in the loss and loss expense ratio of 0.3 points, to 57.4% in 2016 from 57.7% in 2015 was offset by increases in the underwriting expense ratio of 0.8 points in 2016. The higher expense ratio was driven by 0.7 points of higher supplemental commission expense to our distribution partners as a result of improved underwriting profitability, as well as increased compensation paid to our employees, partially offset by reduced pension costs driven in part by the curtailment of our pension plan in the first quarter of 2016.

The 1.5-point increase in the 2015 underwriting expense ratio compared to 2014 was driven by the following:

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
declining interest rates in 2014 that increased the ratio by 0.3 points; and

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

Investments Segment
The ROE contribution from investment income has decreased from 2014 through 2016 reflecting declining investment leverage as a result of overall stockholders' equity growth outpacing investment income growth. This was, in part, due to strong profitability in our insurance operations coupled with declining portfolio yields.

Net realized gains/losses, which is another component of our investment segments' results, experienced volatility in its contribution to ROE in 2014 through 2016. For qualitative information regarding these fluctuations, which include OTTI charges and investment sales that are largely discretionary as to timing, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Other
The ROE contribution from "other" above in the "Return on Average Equity" table, remained consistent from 2014 through 2016. However, we have restructured our long-term incentive program, which is included in other expenses, and expect these expenses to decrease by approximately $10 million over the next twelve months.

Outlook
In 2016, we delivered on an aggressive plan built on a profitable foundation that outperformed the estimated industry statutory combined ratio by approximately nine points. According to A.M. Best's Review and Preview dated January 26, 2017, the industry's 2016 overall statutory combined ratio is expected to be 100.7%, with commercial lines and personal lines expected to deliver a combined ratio of about 98.2% and 102.6%, respectively. We were able to achieve our results in a weakening commercial lines pricing market. Our renewal pure price increases averaged 2.6% during 2016 reflecting our strong agency relationships and pricing sophistication. As reported by the Willis Towers Watson Commercial Lines Insurance Pricing (or CLIPs) Survey, renewal rates for the industry in commercial lines were only up an average of 0.4% in the first nine months of 2016.

Our results for the year reflect the various initiatives we have implemented to maintain strong profitability while executing our strategic initiatives around growing the business. We continue to invest in technology to enhance the ease of doing business for our agents, the overall customer experience, and our data and analytics platforms. We believe these will be key strategic imperatives as we look to the future.

In 2017, we expect we will continue to focus on seeking out additional growth opportunities in our insurance operations while working towards our profit targets. We have been able to achieve NPW growth that has significantly exceeded the industry’s growth rate, while at the same time generating solid underwriting margins. In 2016, our Standard Commercial Lines experienced NPW growth of 9%, which was significantly above the A.M. Best expected industry growth rate for commercial lines. In addition, we have about a 1% market share in the 22 states in which we operate and our long-term goal is to increase our market share to approximately 3%. As we continue to leverage our agency franchise model by offering our distribution partners superior technology solutions and customer experience, we are targeting a 12% share of the business within our agencies, from our current 7% share, which we refer to as our "share of wallet." We are also seeking to increase our agency appointments over time to represent a 25% market share of the states in which we are fully operational, from our current 17% share. We believe our relationships with our distribution partners are among the strongest in the industry and underpin our success. During 2016, we appointed 110 new agents and we are planning for an additional 85 agency appointments in 2017.

Our plans are well on track to expand into Arizona and New Hampshire by the latter half of 2017. We have identified most of the agents that we will look to designate in those new markets. Our approach to entering new states is consistent with our agent franchise business model, which is predicated around our field based underwriting, claims, and customer service.

Turning to investments, we generated after-tax net investment income of $98.4 million, compared to $93.8 million in 2015 and 2% below our February 4, 2016 guidance of $100.0 million. Our challenge in 2017 will be navigating the increased market volatility that may accompany uncertainty regarding fiscal and monetary policy changes. For instance, the potential impact of limiting or eliminating tax-advantaged municipal bond interest may be significant to the returns of our municipal bond portfolio. Likewise, a reduction in the corporate tax rate, a border-adjustment tax, and repealing or replacing the ACA may have significant repercussions in the marketplace. Weighing these risks when seeking new opportunities, and managing the risks for existing positions and sectors in the portfolio, will be a key focus in the upcoming year.

In summary, we are positioning ourselves for a more competitive environment with a focus on generating adequate returns for our shareholders. We are preparing ourselves for changes in a period of heightened uncertainty surrounding interest rates, tax law changes, legislative changes, and inflation. We also have a number of internal strategic initiatives in place to enhance our technological offerings to our agents while improving the overall customer experience.

For 2017, based on our current view of the marketplace and assuming no tax law changes, we currently expect the following:

•	A statutory combined ratio, excluding catastrophe losses, of approximately 90.5%. This assumes no prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax investment income of approximately $110 million; and

•	Weighted average shares of approximately 59.2 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines

			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
GAAP Insurance Segments Results:
NPW	$1,745,782	1,596,965	9%		$1,441,047	11%
NPE	1,665,483	1,529,442	9		1,415,712	8
Less:
Loss and loss expense incurred	913,506	819,573	11		870,018	(6)
Net underwriting expenses incurred	601,894	539,154	12		478,291	13
Dividends to policyholders	3,648	6,219	(41)		6,182	1
Underwriting income	$146,435	164,496	(11)%		$61,221	169%
GAAP Ratios:
Loss and loss expense ratio	54.8%	53.6	1.2	pts	61.5%	(7.9)	pts
Underwriting expense ratio	36.2	35.2	1.0		33.8	1.4
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.4	—
Combined ratio	91.2	89.2	2.0		95.7	(6.5)
Statutory Ratios:
Loss and loss expense ratio	54.8	53.6	1.2		61.3	(7.7)
Underwriting expense ratio	34.9	35.2	(0.3)		33.8	1.4
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.4	—
Combined ratio	89.9%	89.2	0.7	pts	95.5%	(6.3)	pts

Our continued ability to obtain renewal pure price increases while balancing retention in this segment of our business has driven the NPW growth from 2014 through 2016 in the table above. Additionally, new business growth, especially in 2015 when compared to 2014, has also contributed to the NPW increases. Quantitative information on these drivers is as follows:

	For the Year Ended December 31,
($ in millions)	2016	2015	2014
Retention	83%	83	82
Renewal pure price increases on NPW	2.6	3.0	5.6
Direct new business	$357.6	339.6	268.7

The GAAP loss and loss expense ratio increased 1.2 points in 2016 compared to 2015 due to net favorable prior year casualty reserve development of 4.7 points in 2016 compared to 5.3 points in 2015. Additionally, higher non-catastrophe property losses contributed to the increase in the loss and loss expense ratio. For quantitative information on this development by line of business, see "Financial Highlights of Results for Years Ended December 2016, 2015, and 2014" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The GAAP loss and loss expense ratio decreased 7.9 points in 2015 compared to 2014 primarily due to the following: (i) earned rate above our expected claim inflation, which improved profitability by approximately 0.5 points for 2015; (ii) a 3.1-point decrease in property losses; (iii) net favorable prior year casualty reserve development of 5.3 points in 2015 compared to 3.2 points in 2014; and (iv) a decrease in the current year loss reserve estimate of 1.8 points in 2015 compared to 2014.

Quantitative information related to these items is as follows:

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2016	$(77.5)	(4.7)	pts	0.6
2015	(81.0)	(5.3)		(2.1)
2014	(45.4)	(3.2)		(2.4)

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2016	$182.4	11.0	pts	$35.0	2.1	pts	13.1	0.8
2015	154.7	10.1		34.1	2.2		12.3	(3.1)
2014	180.4	12.7		37.9	2.7		15.4	4.1

In addition to the increase in GAAP loss and loss expense ratio in 2016, there was an increase of 1.0 point in the GAAP underwriting expense ratio in 2016 compared to 2015. This increase was primarily attributable to higher supplemental commission expense to our distribution partners of 0.9 points.

The statutory underwriting expense ratio remained relatively flat in 2016 compared to 2015. The difference to GAAP is primarily due to higher supplemental commission expenses in the fourth quarter of 2015 that were immediately recognized on a statutory basis but earned in the GAAP underwriting expense ratio during 2016.

The 1.4-point increase in the GAAP underwriting expense ratio in 2015 compared to 2014 was primarily attributable to: (i) higher supplemental commission expense to our distribution partners of 0.4 points; (ii) increases in annual incentive compensation expense to employees of 0.2 points; and (iii) pension expense increases of 0.3 points. Additionally, the 2014 underwriting ratio included $8.0 million, or 0.6 points, of non-recurring benefit related to the sale of the renewal rights to our SIG book of business in March 2014.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2016	2015	2016 vs. 2015		2014	2015 vs. 2014
Statutory NPW	$553,579	505,891	9%		$453,594	12%
Direct new business	105,961	99,938	6		78,124	28
Retention	83%	83	—	pts	82%	1	pts
Renewal pure price increases	1.8	2.7	(0.9)		6.7	(4.0)
Statutory NPE	$527,859	483,291	9%		$444,938	9%
Statutory combined ratio	83.8%	82.1	1.7	pts	83.9%	(1.8)	pts
% of total statutory standard commercial NPW	32	32			31
Growth in 2016 and 2015 premium was primarily due to direct new business increases as outlined in the table above. Both reporting periods also had positive improvements in NPW and NPE from strong retention and improved renewal pure price increases.

The fluctuations in the statutory combined ratios were driven by changes in prior year development. Prior year development can be volatile year to year, requiring a longer period of time before true trends are fully recognized. The impact of the prior year casualty reserve development on this line was as follows:

•	2016: favorable prior year development of 8.5 points attributable to accident years 2008 through 2013 and 2015. This was primarily driven by lower than anticipated claims severities.

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

Commercial Automobile
			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
Statutory NPW	$422,013	376,064	12%		$341,926	10%
Direct new business	77,255	70,556	9		57,280	23
Retention	84%	83	1	pts	82%	1	pts
Renewal pure price increases	4.9	3.8	1.1		5.5	(1.7)
Statutory NPE	$398,942	358,909	11%		$333,310	8%
Statutory combined ratio	109.3%	101.9	7.4	pts	96.2%	5.7	pts
% of total statutory standard commercial NPW	24	24			24

In 2016, new business was up 9% over last year, while in 2015, new business was up 23% from 2014. In addition, renewal pure price increases and strong retention contributed to NPW growth in both periods. NPE increases in 2016 and 2015 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31.

The 7.4-point increase in the statutory combined ratio in 2016 compared to 2015 was driven by: (i) unfavorable prior year casualty reserve development that increased the combined ratio by 5.5 points compared to last year; (ii) an increase in the current year loss reserve estimate of 2.1 points driven by an increase in casualty claim frequency; and (iii) higher property losses of 1.0 point.

The 5.7-point increase in the statutory combined ratio in 2015 compared to 2014 was driven by: (i) higher current year loss costs of 3.2 points driven by an increase in casualty claim frequency; (ii) prior year casualty reserve development that increased the combined ratio by 2.0 points compared to 2014; and (iii) higher property losses of 1.2 points.

In all three years, the combined ratio was positively impacted by earned rate that exceeded our expected claim inflation.

Property losses are outlined below:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2016	$64.4	16.1	pts	$1.3	0.3	pts	16.4	1.0
2015	54.7	15.2		0.9	0.2		15.4	1.2
2014	45.6	13.7		1.6	0.5		14.2	(0.5)

Prior year casualty reserve development was as follows:

•
2016: Unfavorable development of 6.3 points, which was driven primarily by bodily injury liability for accident years 2014 and 2015. The unfavorable development in accident year 2014 was driven by higher than expected severity, whereas accident year 2015 was driven by higher than expected frequency and severity.

•
2015: Unfavorable development of 0.8 points, which was driven by bodily injury liability for accident years 2013 and 2014. This was partially offset by favorable development in accident years 2010 and 2011. The unfavorable development in accident years 2013 and 2014 was driven by severities that were greater than expected.

•	2014: Favorable development of 1.2 points driven by bodily injury liability for accident years 2012 and prior, partially offset by accident year 2013 due to higher frequency of claims.

Workers Compensation
			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
Statutory NPW	$319,807	299,686	7%		$269,130	11%
Direct new business	67,102	68,971	(3)		48,613	42
Retention	84%	83	1	pts	81%	2	pts
Renewal pure price increases	1.2	2.6	(1.4)		4.8	(2.2)
Statutory NPE	$308,233	290,075	6%		$274,585	6%
Statutory combined ratio	80.7%	88.2	(7.5)	pts	110.1%	(21.9)	pts
% of total statutory standard commercial NPW	18	19			19

NPW increases in both periods were due to: (i) renewal pure price increases; and (ii) increased retention. The NPW increases in 2015 compared to 2014 were also driven by increases in direct new business.

NPE increases in 2016 and 2015 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31.

The 7.5-point decrease in the statutory combined ratio in 2016 compared to 2015 was due primarily to the following:

•
Favorable prior year casualty reserve development of $56.0 million, or 18.2 points, compared $37.0 million and 12.8 points in 2015. The favorable development in both periods was attributable to virtually all prior accident years.

The 21.9-point decrease in the statutory combined ratio in 2015 compared to 2014 was due to the following:

•	Favorable prior year casualty reserve development of $37.0 million, or 12.8 points, attributable to virtually all prior accident years, compared to no development in 2014.

•
Lower expected loss costs for the current accident year that resulted in an improvement of 9.3-points in 2015, reflecting our ongoing focus on improving this competitive line of business through pricing and claims initiatives, as discussed further above.

Favorable prior year casualty reserve development for both years is primarily driven by continued decreasing severities in accident years 2014 and prior. We believe these claim outcome improvements are due, in part, to lower medical inflation than originally anticipated, as well as the various claims initiatives that we have implemented, including, but not limited to:

•	Centralization of workers compensations claims handling;

•	The implementation of a strategic case management unit for the handling of workers compensation claims with high exposure and/or significant escalation risk;

•	A more proactive case management in areas of medical, pharmaceutical, and physical therapy treatments.

Commercial Property
			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
Statutory NPW	$308,140	282,731	9%		$253,625	11%
Direct new business	74,901	72,118	4		58,436	23
Retention	82%	82	—	pts	81%	1	pts
Renewal pure price increases	2.4	2.8	(0.4)		4.4	(1.6)
Statutory NPE	$293,438	269,022	9%		$244,792	10%
Statutory combined ratio	84.3%	82.6	1.7	pts	97.3%	(14.7)	pts
% of total statutory standard commercial NPW	18	18			18

NPW and NPE increased in 2016 compared to 2015, as well as in 2015 compared to 2014, primarily due to: (i) growth in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

NPE increases in 2016 and 2015 were consistent with the fluctuations in NPW for their respective twelve-month periods ended December 31.

The fluctuation in the statutory combined ratios over the three-year period for this line were due to fluctuations in non-catastrophe property losses and catastrophe losses. Quantitative information regarding these items is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2016	$95.9	32.7	pts	$23.7	8.1	pts	40.8	2.1
2015	78.4	29.1		25.8	9.6		38.7	(16.3)
2014	107.3	43.8		27.3	11.2		55.0	18.9

Standard Personal Lines

			2016 vs. 2015			2015 vs. 2014
($ in thousands)	2016	2015			2014
GAAP Insurance Segments Results:
NPW	$281,822	283,926	(1)%		$292,061	(3)%
NPE	280,607	288,134	(3)		296,747	(3)
Less:
Losses and loss expenses incurred	177,749	200,237	(11)		197,182	2
Net underwriting expenses incurred	90,439	86,561	5		83,029	4
Underwriting income (loss)	$12,419	1,336	830%		$16,536	(92)%
GAAP Ratios:
Loss and loss expense ratio	63.3%	69.5	(6.2)	pts	66.4%	3.1	pts
Underwriting expense ratio	32.3	30.0	2.3		28.0	2.0
Combined ratio	95.6	99.5	(3.9)		94.4	5.1
Statutory Ratios:
Loss and loss expense ratio	63.4	69.6	(6.2)		66.3	3.3
Underwriting expense ratio	31.8	30.3	1.5		28.2	2.1
Combined ratio	95.2%	99.9	(4.7)	pts	94.5%	5.4	pts

NPW in this segment decreased over the three-year period as shown in the table above. As illustrated in the table below, in both 2016 and 2015 new business has not been sufficient to compensate for the attrition in the retention ratio.

($ in millions)	2016	2015	2014
Retention	82%	82	81
Renewal pure price increases on NPW	4.8	5.8	6.5
Direct new business premiums	$39.7	32.9	36.1

NPE decreases over the three-year period were consistent with the NPW fluctuations for their respective twelve-month periods ended December 31.

The GAAP loss and loss expense ratio decreased 6.2 points in 2016 compared to 2015, primarily driven by: (i) property losses that were lower than 2015 by 5.9 points; (ii) earned rate above our expected claim inflation, which improved profitability by approximately 1.3 points for 2016; and (iii) increased flood claims handling fees of 1.0 point, mainly due to Louisiana flooding and Hurricane Matthew during the second half of 2016. These decreases were partially offset by unfavorable prior year casualty reserve development that was higher than 2015 by 1.6 points.

The GAAP loss and loss expense ratio increased 3.1 points in 2015 compared to 2014, primarily driven by: (i) favorable prior year casualty reserve development that was lower than 2014 by 2.2 points; and (ii) property losses that were higher than 2014 by 0.9 points.

Quantitative information over the three-year period related to these items is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2016	$71.2	25.4	pts	$18.2	6.5	pts	31.9	(5.9)
2015	87.2	30.3		21.7	7.5		37.8	0.9
2014	90.1	30.4		19.3	6.5		36.9	0.4

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			Unfavorable Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2016	$2.5	0.9	pts	1.6
2015	(2.0)	(0.7)		2.2
2014	(8.7)	(2.9)		(0.9)

The increase in the GAAP underwriting expense ratio in 2016 compared to 2015 was primarily driven by increased costs related to: (i) increased costs associated with capital improvements, (ii) underwriting expenses from third-party data vendors; and (iii) higher supplemental commission expense to our distribution partners.

The increase in the underwriting expense ratio in 2015 compared to 2014 was driven by: (i) staffing additions, such as Standard Personal Lines Marketing Specialists, to support our growth initiatives; (ii) increases in annual incentive compensation expense to employees through our corporate-wide incentive plan; (iii) pension expense increases; and (iv) increased costs associated with capital improvements.

E&S Lines

($ in thousands)	2016	2015	2016 vs. 2015		2014	2015 vs. 2014
GAAP Insurance Segments Results:
NPW	$209,684	189,013	11%		$152,172	24%
NPE	203,482	172,333	18		140,150	23
Less:
Losses and loss expenses incurred	143,542	128,731	12		90,301	43
Net underwriting expenses incurred	66,861	60,405	11		49,463	22
Underwriting income (loss)	$(6,921)	(16,803)	59%		$386	(4,453)%
GAAP Ratios:
Loss and loss expense ratio	70.5%	74.7	(4.2)	pts	64.4%	10.3	pts
Underwriting expense ratio	32.9	35.1	(2.2)		35.3	(0.2)
Combined ratio	103.4	109.8	(6.4)		99.7	10.1
Statutory Ratios:
Loss and loss expense ratio	70.5	74.7	(4.2)		64.5	10.2
Underwriting expense ratio	31.6	33.7	(2.1)		34.7	(1.0)
Combined ratio	102.1%	108.4	(6.3)	pts	99.2%	9.2	pts

We continue to focus on profitability drivers in our E&S operations and have achieved overall price increases of 4.9% and 2.9% in 2016 and 2015, respectively. While the NPW growth rate has declined as a consequence of these actions, our primary focus is on bringing this segment to targeted levels of profitability. Quantitative information is as follows:

($ in millions)	2016	2015	2014
Price increases	4.9%	2.9	4.5
Direct new business premiums	$100.0	99.6	80.9

NPE increases in 2016 and 2015 were consistent with the increases in NPW for their respective twelve-month periods ended December 31, 2016.

The GAAP loss and loss expense ratio decreased 4.2 points in 2016 compared to 2015, primarily due to lower unfavorable prior year casualty reserve development that decreased by 6.4 points compared to 2015. This decrease was partially offset by a 1.3-point increase in the current year loss costs.

The GAAP loss and loss expense ratio increased 10.3 points in 2015 compared to 2014, primarily due to the following: (i) unfavorable prior year casualty reserve development that increased by 5.2 points compared to 2014; (ii) a 2.9-point increase in the current year loss costs; and (iii) a 1.5-point increase in property losses.

Property losses are outlined below:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2016	$25.6	12.6	pts	$6.5	3.2	pts	15.8	0.2
2015	23.6	13.7		3.2	1.9		15.6	1.5
2014	17.0	12.1		2.8	2.0		14.1	0.8

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2016	$6.0	2.9	pts	(6.4)
2015	16.0	9.3		5.2
2014	5.8	4.1		2.2

Unfavorable prior year casualty reserve development for 2016 was $6 million, driven by accident year 2014. Unfavorable prior year casualty reserve development for 2015 was $16 million. In 2015, we integrated the E&S claims operation with our Corporate Claims operation. As part of that effort, we completed a review of all complex claims. As a result, we recorded adverse prior year casualty reserve development of $10 million in the fourth quarter of 2015, bringing the full year adverse prior year development to $16 million. We also recorded a $5 million adjustment to the 2015 current accident year.

The GAAP underwriting expense ratio decreased 2.2 points in 2016 compared to 2015, primarily due to the following: (i) a 1.6-point reduction from the annual cash incentive plan payment for employees in this segment based on 2015 underwriting results; and (ii) 0.5-point decrease from lower supplemental commission expense to our distribution partners.

Our E&S business is comprised of risks that are similar in nature to our Standard Commercial Lines, with smaller-sized insureds and lower policy limits. Approximately 98% of the policies in this segment have limits of less than $1 million. We will continue to deploy our Corporate Claims practices into the E&S operation in 2017, including the use of more robust monitoring tools. We believe these actions will allow us to better assess the associated liability for these claims and will ultimately result in improved outcomes. For more information, refer to the E&S Lines discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" in this MD&A.

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

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2016:

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

Property Reinsurance
The property catastrophe treaty, which covers both our standard market and E&S business, was renewed effective January 1, 2017. The current treaty structure remains the same, providing total coverage of $685 million in excess of $40 million. The annual aggregate limit net of our co-participation is approximately $1.0 billion for 2017. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside of our standard lines footprint, in support of our growing E&S property book. We expect the overall catastrophe ceded premium for 2017 to be similar to 2016, although down modestly on a risk-adjusted basis. As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current reinsurance program includes $201 million in collateralized limit, primarily in the top layer of the catastrophe program.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

($ in millions)	Actual Gross Loss	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	125.4 [1]	45.5	2012
Hurricane Irene	44.8	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
Hurricane Floyd	14.5	14.5	1999
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2016.
 2 Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We use the results of the Risk Management Solutions and AIR Worldwide models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect higher expectations of hurricane activity in the North Atlantic Basin. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2016:

Occurrence Exceedence Probability	Four-Model Blend
($ in thousands)	Gross Losses	Net Losses[1]	Net Losses as a Percent of Equity[2]
4.0% (1 in 25 year event)	$124,207	29,215	2%
2.0% (1 in 50 year event)	224,781	31,598	2
1.0% (1 in 100 year event)	386,755	37,091	2
0.67% (1 in 150 year event)	515,584	41,964	3
0.5% (1 in 200 year event)	631,404	47,636	3
0.4% (1 in 250 year event)	704,793	52,893	3
0.2% (1 in 500 year event)	1,029,687	251,137	16
1 Losses are after tax and include applicable reinstatement premium.
2 Equity as of December 31, 2016.

Our current catastrophe reinsurance program exhausts at a 1 in 265 year return period, or events with 0.38% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from U.S. landfalling hurricanes will vary, perhaps materially, from our estimated modeled losses.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2016 with an additional layer also renewed on January 1, 2017. The major terms of these treaties are consistent with the prior year. The details of the current year treaty are included in the table below.

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

    - The treaty provides one reinstatement per layer
for the first three layers and no reinstatements
on the fourth layer. The annual aggregate limit
is $1.0 billion, net of the Insurance
Subsidiaries' co-participation.

Property Excess of Loss (covers all insurance segments)	$58 million above $2 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not.  The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer and for the third layer approximately $36 million in annual aggregate limits. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

- $8 million in excess of $2 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides approximately $76 million in aggregate limits.

Flood	100% reinsurance by the federal government’s WYO Program.	None

Casualty Reinsurance
The casualty excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2016 and is effective through June 30, 2017, with substantially the same terms as the expiring treaty. The details of the current year treaty are included in the table below.

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

Montpelier Re Quota Share and Loss Development Cover (covers E&S Lines)
As part of the acquisition of MUSIC we entered into several reinsurance agreements that together provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition.  The reinsurance recoverables under these treaties are 100% collateralized. Montpelier Re was acquired by Endurance Specialty on December 29, 2015.
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
During 2016, we determined that a more active management approach to our investment portfolio was appropriate to maximize the risk-adjusted after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. We evaluated our previous buy-and-hold low turnover approach in the context of the current market environment, and concluded that a change was appropriate to more effectively diversify, navigate, and manage the portfolio in response to a persistently low and volatile interest rate environment, the potential for rising inflation, and an uncertain political and tax landscape.

To execute on this revised approach, we hired several new investment managers who were on-boarded in the fourth quarter of 2016. We modestly increased our exposure to below investment grade fixed income securities, private equity, and private credit strategies to further diversity our allocation within risk assets, which principally includes public equities, high-yield fixed income securities, and private equity, in conjunction with repositioning the portfolio to a long-term target risk asset allocation of approximately 10% of total invested assets. While our approach to managing the investment portfolio has changed, our core investment philosophy has not changed. We remain focused on diversification, capital preservation, investment quality, and liquidity to meet our needs and obligations.

Total Invested Assets

($ in thousands)	2016	2015	Change
Total invested assets	$5,364,947	5,089,269	5%
Invested assets per dollar of stockholders' equity	3.50	3.64	(4)
Unrealized gain – before tax	64,803	69,224	(6)
Unrealized gain – after tax	42,122	44,996	(6)

The increase in our investment portfolio at December 31, 2016 compared with year-end 2015 was primarily driven by operating cash flow of $301.8 million, partially offset by a decrease in unrealized gains of $4.4 million. The $4.4 million change in unrealized gains was comprised of a $12.6 million increase in unrealized gains in our equity portfolio offset by a decrease in unrealized gains in our fixed income securities portfolio of $17 million, which was driven by general interest rate movements as seen in the 10-year U.S. Treasury Note, which rose by 17 basis points in 2016.

We structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our three insurance segments; (iv) consideration of taxes; and (v) preservation of capital. We believe that we have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2016	2015
Fixed income securities:
U.S. government obligations	2%	2
Foreign government obligations	1	—
State and municipal obligations	27	30
Corporate securities[1]	37	38
Mortgage-backed securities (“MBS”)	15	16
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	10	5
Total fixed income securities	92	91
Equity securities:
Common stock	2	4
Preferred stock[1]	—	—
Total equity securities	2	4
Short-term investments	4	4
Other investments	2	1
Total	100%	100
1Included $68.2 million of preferred stock within corporate securities and $16.1 million of preferred stock within equity securities. In aggregate, these account for approximately 2% of invested assets at December 31, 2016.

Fixed Income Securities
The effective duration of the fixed income securities portfolio as of December 31, 2016 was 3.6 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.0 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio maintained a weighted average credit rating of AA- as of December 31, 2016 with 97% and 99% of the securities within the portfolio being investment grade quality at December 31, 2016 and December 31, 2015, respectively. For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Unrealized/Unrecognized Losses
Held-to-maturity ("HTM") fixed income securities were in an unrealized/unrecognized loss position of $0.2 million at December 31, 2016. Available-for-sale ("AFS") fixed income securities that were in an unrealized loss position at December 31, 2016 by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
($ in thousands)
Available-for-sale ("AFS") fixed income securities:	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$24,522	24,349	(173)
Due after one year through five years	520,626	517,830	(2,796)
Due after five years through ten years	740,795	730,764	(10,031)
Due after ten years	85,752	83,355	(2,397)
Total	$1,371,695	1,356,298	(15,397)

We have reviewed securities in an unrealized/unrecognized loss position in accordance with our OTTI policy as discussed previously in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2016	2015	2014
Fixed income securities	$129,306	123,230	126,489
Equity securities	7,368	9,161	7,449
Short-term investments	686	112	66
Other investments	2,940	(1,890)	13,580
Investment expenses	(9,546)	(9,297)	(8,876)
Net investment income earned – before tax	130,754	121,316	138,708
Net investment income tax expense	32,349	27,480	34,501
Net investment income earned – after tax	$98,405	93,836	104,207
Effective tax rate	24.7%	22.7	24.9
Annual after-tax yield on fixed income securities	2.0	2.1	2.2
Annual after-tax yield on investment portfolio	1.9	1.9	2.2

The $9.4 million increase in investment income before tax in 2016, compared to 2015, was primarily attributable to increases in fixed income securities of $6.1 million and in other investment income of $4.8 million. Returns on fixed income securities increased due to a higher asset base of which 2016 fixed income securities reflected and increased allocation to taxable asset classes with a 3% reduction to the tax advantaged asset classes. Other investments increased due to improvement in our energy-related and private equity limited partnerships. The increase in net investment income after-tax attributable to our taxable fixed income securities and our other investments led to an overall increase in our effective tax rate of 200 basis points.

The $17.4 million decrease in investment income before tax in 2015, compared to 2014, was primarily attributable to a decrease in other investment income of $15.5 due to lower returns on the alternative investments within the other investments portfolio. In particular, our energy-related limited partnerships were negatively impacted by declining oil prices. Additionally, lower reinvestment yields on our fixed income securities portfolio continued to put pressure on investment income. In 2015, bonds that matured or were sold, valued at $735.6 million, had yields that averaged 3.3% pre-tax, while new purchases of $1.0 billion had an average pre-tax yield of 2.4%.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized (losses)/gains for the indicated periods were as follows:

($ in thousands)	2016	2015	2014
Net realized gains, excluding OTTI	$3,562	31,537	37,703
OTTI	(8,499)	(18,366)	(11,104)
Total net realized (losses) gains	$(4,937)	13,171	26,599

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

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2016	2015	2014
Federal income tax expense	$61.5	66.8	55.3
Effective tax rate	27.9%	28.7	28.1

The effective tax rate in the table above differs from the statutory tax rate of 35% primarily because of tax-advantaged interest and dividend income. The contribution of this tax-advantaged income to overall pre-tax income remained relatively stable in 2014 through 2016 and, as a result, there is not a significant variance in our overall effective tax rate during these periods.

We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, the U.S. federal income tax structure is currently under significant debate as a result of the recent Presidential election. We are unable to provide an estimate of the magnitude of potential changes. However, one impact, amongst the potential for many, would be if the corporate tax rate were to be reduced to a rate between 15% and 20%, this would result in a revaluation of our current deferred tax asset from approximately $85 million to approximately $36 million to $49 million, all else remaining equal.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $222 million at December 31, 2016 was comprised of $18 million at Selective Insurance Group, Inc. (the “Parent”) and $204 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). The Parent maintains an investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $74 million at December 31, 2016, compared to $62 million at December 31, 2015.

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

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $61 million in dividends to the Parent in 2016. As of December 31, 2016, our allowable ordinary maximum dividend is $193 million for 2017.

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

The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.6 years as of December 31, 2016, while the liabilities of the Insurance Subsidiaries have a duration of 4.0 years. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

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

For information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank, which provides those subsidiaries with additional access to liquidity. Membership is as follows:

Branch	Insurance Subsidiary Member
Federal Home Loan Bank of Indianapolis ("FHLBI")	SICSC[1]
SICSE[1]
Federal Home Loan Bank of New York ("FHLBNY")	SICA
SICNY
[1]These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.
The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, the FHLBNY limits borrowings by SICA and SICNY to 5% of admitted assets for the previous year. All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table provides information on the remaining capacity for Federal Home Loan Bank borrowings based on these restrictions, as well as the amount of additional stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets as of December 31, 2016	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of December 31, 2016
SICSC	$644.9	$64.5	32.0	32.5	1.4
SICSE	490.7	49.1	28.0	21.1	0.9
SICA	2,314.2	115.7	50.0	65.7	3.0
SICNY	424.3	21.2	—	21.2	1.0
Total		$250.5	110.0	140.5	6.3

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

($ in millions)	Admitted Assets as of December 31, 2016	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2016
SICSC	$644.9	$64.5	27.0	37.5
SICSE	490.7	49.1	18.0	31.1
Total		$113.6	45.0	68.6

Short-term Borrowings
There were no balances outstanding under the Line of Credit at December 31, 2016 or at any time during 2016. During 2016, SICA borrowed an aggregate of $105 million from the FHLBNY, of which $55 million has already matured and has been paid.
For additional information regarding other borrowings, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during 2016.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2016, our Board of Directors approved an increase in the quarterly cash dividend, to $0.16 from $0.15 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2016, we had GAAP stockholders’ equity of $1.5 billion and statutory surplus of $1.6 billion. With total debt of $439 million, our debt-to-capital ratio was approximately 22%.

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

Book value per share increased to $26.42 as of December 31, 2016, from $24.37 as of December 31, 2015, primarily due to $2.70 in net income, partially offset by $0.61 paid in dividends to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2016 and December 31, 2015, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Given that the losses and loss expense reserves are estimates, as described in detail under the “Critical Accounting Policies and Estimates” section of this MD&A, the payment of actual losses and loss expenses is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net losses and loss expenses will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating and capital leases, debt, interest on debt obligations, and losses and loss expenses as of December 31, 2016 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Operating leases	$34.4	9.1	13.3	7.3	4.7
Capital leases	6.3	4.0	2.3	—	—
Notes payable	445.0	—	—	50.0	395.0
Interest on debt obligations	500.5	23.8	47.7	47.5	381.5
Subtotal	986.2	36.9	63.3	104.8	781.2

Gross losses and loss expense payments	3,691.7	969.6	1,115.9	562.9	1,043.3
Ceded losses and loss expense payments	611.2	180.4	139.9	77.3	213.6
Net losses and loss expense payments	3,080.5	789.2	976.0	485.6	829.7

Total	$4,066.7	826.1	1,039.3	590.4	1,610.9

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

At December 31, 2016, we had contractual obligations that expire at various dates through 2030 that may require us to invest up to an additional $143.7 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the third quarter of 2016, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings with a "stable" outlook. The rating reflects A.M. Best's view that we have an excellent level of risk-adjusted capitalization, targeted regional markets with strong distribution partner relationships, and consistently profitable operating performance. We have been rated "A" or higher by A.M. Best for the past 86 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our "A+" Rating was reaffirmed in the third quarter of 2016 with a "stable"outlook by Fitch. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, stable leverage metrics, and improved interest coverage metrics.

•
S&P Global Ratings ("S&P") - During the fourth quarter of 2016, S&P upgraded our financial strength rating to "A" from "A-" with a stable outlook. This rating change reflects S&P's view of our strong business risk profile and strong financial risk profile, built on our strong competitive position and very strong capital and earnings. In addition, our stable outlook reflects S&P's expectation that we will sustain our strong competitive position and operating performance.

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating was reaffirmed in the second quarter of 2015 by Moody's. In taking this action, Moody's cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and good underwriting profitability. The outlook was revised to stable from negative, reflecting Moody's view of our improved profitability as a result of our stronger price adequacy in commercial lines, re-underwriting initiatives, and claims processing improvements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 92% fixed income securities, 2% equity securities, 4% short-term investments, and 2% other investments as of December 31, 2016. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk. For a discussion of our investment objective and philosophy, see the "Investments" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the effective duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The effective duration of the fixed income securities portfolio at December 31, 2016 remained stable at 3.6 years, including short-term investments, compared to a year ago. The current duration is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level.  The Insurance Subsidiaries’ liability duration is approximately 4.0 years.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account any actions we may take in response to market fluctuations, and do not take into account changes to credit spreads, liquidity spreads, and other risk factors which may also impact the value of the fixed income portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2016:

	2016 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	0	100	200
HTM fixed income securities
Fair value of HTM fixed income securities portfolio	$108,081	106,993	105,211	103,401	101,563
Fair value change	2,869	1,782		(1,810)	(3,649)
Fair value change from base (%)	2.73%	1.69%		(1.72)%	(3.47)%
AFS fixed income securities
Fair value of AFS fixed income securities portfolio	$5,094,678	4,963,644	4,792,540	4,610,774	4,420,642
Fair value change	302,138	171,104		(181,766)	(371,898)
Fair value change from base (%)	6.30%	3.57%		(3.79)%	(7.76)%

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

Credit Risk
Our most significant credit risk is within our fixed income security portfolio, which had an overall credit quality of “AA-” as of December 31, 2016 and December 31, 2015. Exposure to non-investment grade bonds represented approximately 3% and 1% of the total fixed income securities portfolio at December 31, 2016 and 2015, respectively.

The following table summarizes the fair value, carry value, net unrealized/unrecognized gain (loss) balances, and the weighted average credit qualities of our fixed income securities at December 31, 2016 and December 31, 2015:

December 31, 2016 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$77.3	77.3	2.2	AAA
Foreign government obligations	26.9	26.9	0.3	A
State and municipal obligations	1,459.5	1,457.4	15.7	AA
Corporate securities	2,021.8	2,020.3	22.6	A-
CLO and Other ABS	529.0	529.0	1.1	AA+
CMBS	258.0	258.0	0.5	AAA
RMBS	525.2	525.2	0.2	AA+
Total fixed income portfolio	$4,897.7	4,894.1	42.6	AA-

December 31, 2015 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$104.1	104.1	4.6	AA+
Foreign government obligations	15.2	15.2	0.3	AA-
State and municipal obligations	1,541.0	1,535.3	51.0	AA
Corporate securities	1,922.2	1,920.2	9.7	A-
CLO and Other ABS	245.2	245.1	(0.4)	AAA
CMBS	248.2	247.9	(1.6)	AAA
RMBS	541.8	541.8	0.6	AA+
Total fixed income portfolio	$4,617.7	4,609.6	64.2	AA-

State and Municipal Obligations
The following table details the top 10 state exposures of the municipal bond portion of our fixed income portfolio at December 31, 2016:

State Exposures of Municipal Bonds	General Obligation		Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	Local	State			% of Total
New York	$17,929	—	123,385	141,314	10%	AA
California	32,236	12,503	81,004	125,743	9%	AA-
Texas[1]	37,875	19,324	63,965	121,164	8%	AA
Washington	29,806	12,765	33,980	76,551	5%	AA+
Arizona	11,243	—	57,979	69,222	5%	AA
Pennsylvania	—	37,371	23,899	61,270	4%	AA-
Florida	5,454	9,116	45,042	59,612	4%	AA
Virginia	26,767	—	32,180	58,947	4%	AA+
Massachusetts	—	878	48,467	49,345	3%	AA+
Colorado	22,155	—	23,901	46,056	3%	AA-
Other	144,042	70,129	366,106	580,277	40%	AA
	327,507	162,086	899,908	1,389,501	95%	AA
Pre-refunded/escrowed to maturity bonds	26,639	3,248	40,121	70,008	5%	AA+
Total	$354,146	165,334	940,029	1,459,509	100%	AA

% of Total Municipal Portfolio	24%	11%	65%	100%
1 Of the $38 million in local Texas general obligation bonds, $14 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 90% of the dedicated revenue stream is comprised of the following: (i) essential services (47%), which is comprised of transportation, water and sewer, and electric; (ii) education (13%), which includes school districts and higher education, including state-wide university systems; and (iii)

special tax (30%), which are backed by a dedicated lien on a tax or other revenue repayment source. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
For investment-grade corporate bonds, we address the risk of an individual issuers' default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds represent less than 3% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2016 and December 31, 2015:

December 31, 2016	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,892.4	1,890.9	21.0	A-
Non-investment grade	129.4	129.4	1.6	B+
Total corporate securities	$2,021.8	2,020.3	22.6	A-

December 31, 2015	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,901.6	1,899.6	9.8	A-
Non-investment grade	20.6	20.6	(0.2)	BB
Total corporate securities	$1,922.2	1,920.2	9.6	A-

MBS Portfolio
To manage and mitigate exposure on our MBS portfolio (CMBS and RMBS), we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell MBS.

CLO and Other ABS Portfolio
For CLO and other ABS, the primary risk is credit risk. We manage this risk by evaluating a number of factors, including the structuring of the deal, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the track record and capabilities of the portfolio manager. Key performance metrics, including over collateralization, interest coverage, and cash flows, are monitored on an on-going basis. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell CLO and other ABS.

The tables below provide details on our CLO and other ABS holdings at December 31, 2016 and December 31, 2015:

December 31, 2016	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$341.9	341.9	0.1	AAA
Other ABS	170.2	170.2	0.2	AA+
Total investment grade	512.1	512.1	0.3	AA+

Non-investment grade:
CLO	16.9	16.9	0.8	BB-
Other ABS	—	—	—	—
Total non-investment grade	16.9	16.9	0.8	BB-
Total CLO and other ABS	$529.0	529.0	1.1	AA+

December 31, 2015	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$21.0	20.9	(0.1)	AAA
Other ABS	223.9	223.9	(0.4)	AAA
Total investment grade	244.9	244.8	(0.5)	AAA

Non-investment grade:
CLO	—	—	—	—
Other ABS	0.3	0.3	0.1	CCC
Total non-investment grade	0.3	0.3	0.1	CCC
Total CLO and other ABS	$245.2	245.1	(0.4)	AAA

Equity Price Risk
Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2016:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$102,727	117,402	132,078	146,753	161,428	176,104	190,779
Fair value change	(44,026)	(29,351)	(14,675)		14,675	29,351	44,026

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, energy/power generation, middle market lending, mezzanine debt, distressed debt, and real estate. As of December 31, 2016, other investments represented 2% of our total invested assets and 7% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations.

For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Indebtedness
(a) Long-Term Debt
As of December 31, 2016, we had outstanding long-term debt of $438.7 million that matures as shown in the following table:

		2016
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
1.61% Borrowings from FHLBNY	2021	$25,000	24,286
1.56% Borrowings from FHLBNY	2021	25,000	24,219
3.03% Borrowings from FHLBI	2026	60,000	59,313
7.25% Senior Notes	2034	49,901	56,148
6.70% Senior Notes	2035	99,430	108,333
5.875% Senior Notes	2043	185,000	176,860
Subtotal		444,331	449,159
Unamortized debt issuance costs		(5,664)
Total notes payable		$438,667

The weighted average effective interest rate for our outstanding long-term debt was 5.3% at December 31, 2016. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

Refer to Note 10. "Indebtedness", within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for discussion on debt covenant provisions.

(b) Short-Term Debt
Our Line of Credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners.

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2016 or at any time during 2016.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selective Insurance Group, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Selective Insurance Group, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

/s/ KPMG LLP
New York, New York
February 21, 2017

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2016	2015
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $105,211 – 2016; $209,544 – 2015)	$101,556	201,354
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,753,759 – 2016; $4,352,514 – 2015)	4,792,540	4,408,203
Equity securities, available-for-sale – at fair value (cost: $120,889 – 2016; $193,816 – 2015)	146,753	207,051
Short-term investments (at cost which approximates fair value)	221,701	194,819
Other investments	102,397	77,842
Total investments (Notes 5 and 7)	5,364,947	5,089,269
Cash	458	898
Interest and dividends due or accrued	40,164	38,501
Premiums receivable, net of allowance for uncollectible accounts of: $5,980 – 2016; $4,422 – 2015	681,611	615,164
Reinsurance recoverable, net of allowance for uncollectible accounts of: $5,500 – 2016; $5,700 – 2015 (Note 8)	621,537	561,968
Prepaid reinsurance premiums (Note 8)	146,282	140,889
Current federal income tax (Note 13)	2,486	—
Deferred federal income tax (Note 13)	84,840	92,696
Property and equipment – at cost, net of accumulated depreciation and amortization of: $198,729 – 2016; $188,548 – 2015	69,576	65,701
Deferred policy acquisition costs (Note 2)	222,564	213,159
Goodwill (Note 11)	7,849	7,849
Other assets	113,534	78,339
Total assets	$7,355,848	6,904,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 9)	$3,691,719	3,517,728
Unearned premiums	1,262,819	1,169,710
Short-term debt (Note 10)	—	60,000
Long-term debt (Note 10)	438,667	328,192
Current federal income tax (Note 13)	—	7,442
Accrued salaries and benefits	132,880	167,336
Other liabilities	298,393	255,984
Total liabilities	$5,824,478	5,506,392

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 101,620,436 – 2016; 100,861,372 – 2015	203,241	201,723
Additional paid-in capital	347,295	326,656
Retained earnings	1,568,881	1,446,192
Accumulated other comprehensive loss (Note 6)	(15,950)	(9,425)
Treasury stock – at cost (shares: 43,653,237 – 2016; 43,500,642 – 2015)	(572,097)	(567,105)
Total stockholders’ equity	1,531,370	1,398,041
Commitments and contingencies (Notes 17 and 18)
Total liabilities and stockholders’ equity	$7,355,848	6,904,433
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2016	2015	2014
Revenues:
Net premiums earned	$2,149,572	1,989,909	1,852,609
Net investment income earned	130,754	121,316	138,708
Net realized (losses) gains:
Net realized investment gains	3,562	31,537	37,703
Other-than-temporary impairments	(8,509)	(18,366)	(11,104)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	10	—	—
Total net realized (losses) gains	(4,937)	13,171	26,599
Other income	8,881	7,456	16,945
Total revenues	2,284,270	2,131,852	2,034,861

Expenses:
Losses and loss expenses incurred	1,234,797	1,148,541	1,157,501
Policy acquisition costs	763,758	689,820	624,470
Interest expense	22,771	22,428	23,063
Other expenses	42,989	38,371	32,696
Total expenses	2,064,315	1,899,160	1,837,730

Income before federal income tax	219,955	232,692	197,131

Federal income tax expense:
Current	48,581	45,347	28,415
Deferred	12,879	21,484	26,889
Total federal income tax expense	61,460	66,831	55,304

Net income	$158,495	165,861	141,827

Earnings per share:
Basic net income	$2.74	2.90	2.52

Diluted net income	$2.70	2.85	2.47

Dividends to stockholders	$0.61	0.57	0.53

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2016	2015	2014
Net income	$158,495	165,861	141,827

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during year	(5,977)	(26,143)	47,411
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	(6)	—	—
Amounts reclassified into net income:
Held-to-maturity securities	(92)	(377)	(844)
Non-credit other-than-temporary impairments	138	232	1,085
Realized losses (gains) on available for sale securities	3,064	(9,110)	(18,762)
Total unrealized (losses) gains on investment securities	(2,873)	(35,398)	28,890

Defined benefit pension and post-retirement plans:
Net actuarial (loss) gain	(7,852)	1,585	(35,189)
Amounts reclassified into net income:
Net actuarial loss	4,200	4,600	1,236
Total defined benefit pension and post-retirement plans	(3,652)	6,185	(33,953)
Other comprehensive loss	(6,525)	(29,213)	(5,063)
Comprehensive income	$151,970	136,648	136,764

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2016	2015	2014
Common stock:
Beginning of year	$201,723	199,896	198,240
Dividend reinvestment plan (shares: 38,741 – 2016; 50,013 – 2015; 58,309 – 2014)	77	100	117
Stock purchase and compensation plans (shares: 720,323 – 2016; 863,426 – 2015; 769,389 – 2014)	1,441	1,727	1,539
End of year	203,241	201,723	199,896

Additional paid-in capital:
Beginning of year	326,656	305,385	288,182
Dividend reinvestment plan	1,389	1,374	1,306
Stock purchase and compensation plans	19,250	19,897	15,897
End of year	347,295	326,656	305,385

Retained earnings:
Beginning of year	1,446,192	1,313,440	1,202,015
Net income	158,495	165,861	141,827
Dividends to stockholders ($0.61 per share – 2016; $0.57 per share – 2015; $0.53 per share – 2014)	(35,806)	(33,109)	(30,402)
End of year	1,568,881	1,446,192	1,313,440

Accumulated other comprehensive (loss) income:
Beginning of year	(9,425)	19,788	24,851
Other comprehensive loss	(6,525)	(29,213)	(5,063)
End of year	(15,950)	(9,425)	19,788

Treasury stock:
Beginning of year	(567,105)	(562,923)	(559,360)
Acquisition of treasury stock (shares: 152,595 – 2016; 147,461 – 2015; 154,559 – 2014)	(4,992)	(4,182)	(3,563)
End of year	(572,097)	(567,105)	(562,923)
Total stockholders’ equity	$1,531,370	1,398,041	1,275,586

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2016	2015	2014
Operating Activities
Net income	$158,495	165,861	141,827

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,671	59,688	45,346
Sale of renewal rights	—	—	(8,000)
Stock-based compensation expense	10,449	8,973	8,702
Undistributed (gains) losses of equity method investments	(2,316)	1,889	(153)
Net realized losses (gains)	4,937	(13,171)	(26,599)
Net gain on disposal of property and equipment	—	—	(104)

Changes in assets and liabilities:
Increase in reserves for losses and loss expenses, net of reinsurance recoverables	114,422	59,438	97,449
Increase in unearned premiums, net of prepaid reinsurance	87,716	79,995	32,671
Decrease in net federal income taxes	11,150	25,004	31,323
Increase in premiums receivable	(66,447)	(56,386)	(33,908)
Increase in deferred policy acquisition costs	(9,405)	(27,551)	(12,627)
(Increase) decrease in interest and dividends due or accrued	(1,473)	407	(1,536)
(Decrease) increase in accrued salaries and benefits	(46,536)	11,392	(7,182)
(Increase) decrease in other assets	(30,071)	(11,523)	1,186
Increase (decrease) in other liabilities	9,191	77,564	(35,632)
Net cash provided by operating activities	301,783	381,580	232,763

Investing Activities
Purchase of fixed income securities, held-to-maturity	(4,235)	(3,316)	—
Purchase of fixed income securities, available-for-sale	(1,982,023)	(1,041,916)	(843,616)
Purchase of equity securities, available-for-sale	(35,490)	(195,720)	(186,019)
Purchase of other investments	(66,164)	(12,170)	(10,617)
Purchase of short-term investments	(3,499,380)	(1,602,327)	(1,410,123)
Sale of fixed income securities, available-for-sale	926,470	61,571	51,002
Sale of short-term investments	3,470,022	1,539,480	1,452,402
Redemption and maturities of fixed income securities, held-to-maturity	102,868	106,621	73,415
Redemption and maturities of fixed income securities, available-for-sale	641,524	567,445	482,816
Sale of equity securities, available-for-sale	119,617	172,561	208,008
Distributions from other investments	26,837	32,457	20,774
Purchase of property and equipment	(18,147)	(16,229)	(15,510)
Sale of renewal rights	—	—	8,000
Net cash used in investing activities	(318,101)	(391,543)	(169,468)

Financing Activities
Dividends to stockholders	(33,758)	(31,052)	(28,428)
Acquisition of treasury stock	(4,992)	(4,182)	(3,563)
Net proceeds from stock purchase and compensation plans	7,811	10,089	7,283
Proceeds from borrowings	165,000	15,000	—
Repayment of borrowings	(115,000)	—	(13,000)
Excess tax benefits from share-based payment arrangements	1,819	1,736	1,020
Repayment of capital lease obligations	(5,002)	(4,689)	(2,841)
Net cash provided by (used in) financing activities	15,878	(13,098)	(39,529)
Net (decrease) increase in cash	(440)	(23,061)	23,766
Cash, beginning of year	898	23,959	193
Cash, end of year	$458	898	23,959

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers standard commercial, standard personal, and excess and surplus ("E&S") lines property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its main offices are located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

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

(d) Investments
Fixed income securities may include investment grade and below investment grade rated bonds, redeemable preferred stocks, non-redeemable preferred stocks with certain debt-like characteristics, mortgage-backed securities (“MBS”), collateralized loan obligations ("CLO") and other asset-backed securities (“ABS”). MBS, CLO, and other ABS are jointly referred to as structured securities. Fixed income securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed income securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of structured securities are amortized over the expected life of the security based on future principal payments, and considering prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The amortized cost of a fixed income security is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. After-tax unrealized gains and losses on: (i) fixed income securities classified as AFS; and (ii) fixed income securities that were transferred into an HTM designation from an AFS designation, are included in accumulated other comprehensive income (loss) ("AOCI").

Equity securities, which are classified as AFS, may include common and non-redeemable preferred stocks. These securities are carried at fair value and the related dividend income is included in "Net investment income earned" on our Consolidated Statements of Income. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. After-tax unrealized gains and losses are included in AOCI.

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and debt issues purchased with a maturity of less than one year. We also enter into reverse repurchase agreements that are included in short-term investments. These loans are fully collateralized with high quality, readily marketable instruments at a minimum of 102% of the loan principal. At maturity, we receive principal and interest income on these agreements. All short-term investments are carried at cost, which approximates fair value. The associated income is included in "Net investment income earned" on our Consolidated Statement of Income.

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned" on our Consolidated Statement of Income. Other securities are primarily comprised of tax credit investments. Low income housing tax credits are accounted for under the proportional amortization method and all other tax credits are accounted for using the equity method. Under the proportional amortization method, our share of the investment’s performance is recorded in our Consolidated Statement of Income as a component of “Federal income tax expense.” Under the equity method, our share of distributed and undistributed net income is included in "Net investment income earned" on our Consolidated Statement of Income. For federal income tax credits accounted for under the equity method, we use the deferral method for recognizing the benefit of the tax credit with the related deferred revenue being recognized in our Consolidated Statement of Income as a component of "Federal income tax expense" ratably over the life of the investment.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Included in realized gains and losses are the other-than-temporary impairment ("OTTI") charges recognized in earnings, which are discussed below.

On a quarterly basis, we review our investment portfolio for impairments that are other than temporary. The following provides information on this analysis for our fixed income securities and short-term investments, our equity securities, and our other investments.

Fixed Income Securities and Short-Term Investments
We review securities that are in an unrealized loss position to determine: (i) if we have the intent to sell the security; (ii) if it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and (iii) if the decline is other than temporary. Broad changes in the overall market or interest rate environment generally will not lead to a write down. If we determine that we have either the intent or requirement to sell the security, we write down its amortized cost to its fair value through a charge to earnings as a component of realized losses. If we do not have either the intent or requirement to sell the security, our evaluation for OTTI may include, but is not limited to, evaluation of the following factors:

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

Non-redeemable preferred stocks that are classified as fixed income securities are evaluated under this OTTI method unless the security is below investment grade, at which time they are evaluated under the equity securities OTTI model discussed below.

To determine if an impairment is other than temporary, we perform assessments that may include, but are not limited to, discounted cash flow analyses ("DCFs") to determine the security's present value of future cash flows. In addition, this analysis is performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high-credit quality at the date of purchase. Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered a “non-credit impairment.” Credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to Other Comprehensive Income ("OCI") as a component of unrealized losses.

The discount rate we use in a DCF is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high-credit quality at acquisition. For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest. Discounted cash flow models may include, but are not necessarily limited to: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information such as the historical performance of the underlying collateral, including net operating income generated by underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Equity Securities
We review securities that are in an unrealized loss position to determine: (i) if we do not intend to hold the security to its forecasted recovery; or (ii) if the decline is other than temporary, which includes declines driven by market volatility for which we cannot assert will recover in the near term. If we determine either that we do not intend to hold a security, or the decline is other than temporary, we write down the security's cost to its fair value through a charge to earnings as a component of realized losses. If we intend to hold the security, our evaluation for OTTI may include, but is not limited to, an evaluation of the following factors:

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

If there is a decline in the fair value of an other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carry value of the investment and record the charge through earnings as a component of realized losses.

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
Equity Securities; U.S. Treasury Notes
Equity and U.S. Treasury Note prices are received from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed to determine the price to be used.

Short-Term Investments
Short-term investments are carried at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close.

Level 2 Pricing
We utilize a market approach for our Level 2 securities, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value debt securities by relying on the securities' relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. Fixed income securities portfolio pricing is reviewed for reasonableness in the following ways: (i) comparing our pricing to other third-party pricing services as well as benchmark indexed pricing; (ii) comparing fair value fluctuations between months for reasonableness; and (iii) reviewing stale prices. If further analysis is needed, a challenge is sent to the pricing service for review and confirmation of the price.

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities including preferred stocks classified as Fixed Income Securities, and U.S. Government and Government Agencies
Evaluations include obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.

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

Structured Securities (including CLO and other ABS, CMBS, RMBS)
Evaluations are based on a discounted cash flow model, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Foreign Government	Evaluations are performed using a DCF model and incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing
Less than 1% of our portfolio cannot be priced using our primary or secondary pricing service. At times, we may use non-binding broker quotes to value some of these securities. These prices are from various broker/dealers that use bid or ask prices, or benchmarks to indices, in measuring the fair value of a security. We review these fair value measurements for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further.

Further information on our current Level 3 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities	These tax credit investments are priced internally using spread-based evaluations.
Equity Securities	These non-publicly traded stocks are valued by the issuer and reviewed internally.

Liabilities
The techniques used to value our notes payable are as follows:

Level 1 Pricing

Security Type	Methodology
5.875% Senior Notes	Based on the quoted market prices.

Level 2 Pricing

Security Type	Methodology
7.25% Senior Notes; 6.70% Senior Notes	Based on matrix pricing models prepared by external pricing services.
Borrowings from Federal Home Loan Banks	Evaluations are performed using a DCF model based on current borrowing rates provided by the Federal Home Loan Banks that is consistent with the remaining term of the borrowing.

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

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the Financial Statements based on the fair value of both equity and liability awards. The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period. Both the fair value of equity and liability awards is recognized over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period. We repurchase the Parent’s stock from our employees in connection with, and as permitted under, our stock-based compensation plans. This activity is disclosed in our Consolidated Statements of Stockholders' Equity.

(h) Reinsurance
Reinsurance recoverables represent estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries". This collateral is typically in the form of a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurers' credit rating from A.M. Best Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

(i) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The following estimated useful lives can be considered as general guidelines:

Asset Category	Years
Computer hardware	3
Computer software	3 to 5
Internally developed software	5 to 10
Software licenses	3 to 5
Furniture and fixtures	10
Buildings and improvements	5 to 40

We recorded depreciation expense of $17.4 million, $16.4 million, and $12.6 million for 2016, 2015, and 2014, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated losses and loss expenses, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which are based on our actual average investment yield before tax as of the September 30 calculation date, were 2.4% for 2016, 2.5% for 2015, and 3.0% for 2014. Deferred policy acquisition costs amortized to expense were $450.3 million for 2016, $399.4 million for 2015, and $364.3 million for 2014.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2016, goodwill was not impaired.

(l) Reserves for Losses and Loss Expenses
Reserves for losses and loss expenses are comprised of both case reserves on individual claims, and reserves for claims incurred but not reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our Insurance Subsidiaries, and are estimated at the amount of the expected ultimate payment.  IBNR reserves are established at more aggregated levels than case basis reserves, and in addition to reserves on claims that have been incurred but not reported, they include provisions for future emergence on known claims, as well as reopened claims. IBNR reserves are established based on the results of the Insurance Subsidiaries’ internal reserve analysis, supplemented with other internal and external information.

The internal reserve analysis is performed quarterly, and relies upon generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our analyses rely upon historical paid and case losses and loss adjustment expense experience organized by line of business, accident year and maturity (i.e., “triangles”). Standard actuarial projection methods are applied to this history, producing a set of estimated ultimate losses and loss adjustment expenses. Ultimate losses and loss adjustment expenses are selected from the various methods, considering the strengths and weaknesses of the methods as they apply to the specific line and accident year.

Certain types of exposures do not lend themselves to standard actuarial methods. Examples of these are:

•
Certain property catastrophe events may be low in frequency and high in severity. These events may affect many insureds simultaneously. Due to the unique nature of these events, ultimate liabilities are estimated for each event, based on surveys of our portfolio of exposures, in conjunction with individual claims estimates. While generally short-tailed, the liabilities associated with these events are subject to a higher degree of uncertainty. We maintain significant reinsurance protection that greatly limits the impact that these extreme events have on net loss and loss adjustment expenses.

•
In some limited cases, an insured event may span multiple years and multiple policies, as in the case of asbestos and environmental claims, where the injury is deemed to occur over an extended period of time. These claims are analyzed without accident year detail, using alternative methods and metrics. The associated selected ultimate loss and loss adjustment expenses are then allocated to accident year for reporting.

•
Another example of non-standard methods relate to loss adjustment expenses that cannot be attributed to a specific claim (referred to as “unallocated loss adjustment expenses”). These expenses are first allocated to accident year and alternative projection methods are then applied to these expenses. The resulting ultimate expenses by accident year are then used for reporting purposes.

The selected ultimate losses and loss adjustment expenses are translated into indicated IBNR reserves, which are then compared to the recorded IBNR reserves. Management's judgment is applied in determining any required adjustments and the resulting adjustments are then recorded and assigned or allocated to accident year using the results of the actuarial analysis.

While the reserve analysis is the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered. Internal factors include: (i) supplemental data regarding claims reporting and settlement trends; (ii) exposure estimates for reported claims, along with recent development on those estimates with respect to individual large claims and the aggregate of all claims; (iii) the rate at which new large or complex claims are being reported; and (iv) additional trends observed by claims personnel or reported to them by defense counsel.  External factors considered include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; and (iv) trends in general economic conditions, including the effects of inflation.

Loss reserves are estimates, and as such, we also consider a range of possible loss and loss expense reserve estimates.  This range is determined at the beginning of each year, using prior year-end data, and reflects the fact that there is no single precise method for estimating the required reserves, due to the many factors that may influence the amounts ultimately paid.  Considering the reserve range along with all of the items described above, as well as current market conditions, IBNR estimates are then established and recorded.

The combination of the IBNR estimates along with the case reserve estimates on individual claims results in our total reserves for losses and loss expenses.  These reserves are expected to be sufficient for settling losses and loss reserve obligations under our policies on unpaid claims, including changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our ultimate settlement of losses and loss expenses. However, the ultimate claim settlements may be higher or lower than reserves established. As our experience emerges and other information develops, we revise our reserve estimates accordingly. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. The associated impacts may be material to the results of operations in future periods.

We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods.

Our loss and loss expense reserves implicitly include anticipated recoveries for salvage and subrogation claims.

Claims are counted at the occurrence, line of business, and policy level.  For example, if a single occurrence (e.g. an auto accident) leads to a claim under an auto and an associated umbrella policy, they are each counted separately.  Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count.  The claim counts provided are on a reported basis.  A claim is considered reported when a reserve is established or payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle.

We also write a small amount of assumed reinsurance.  Currently, this business is limited to our share of certain involuntary pools.  Since the associated claims are not processed by us, they are not captured within our claims system. Therefore, the claim counts reported exclude this business.

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

(o) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service (“IRS”), the interest would be recognized as “Interest expense” and the penalties would be recognized as “Other expenses” on the Consolidated Statements of Income.

(p) Leases
We have various operating leases for office space, equipment, and fleet vehicles. Rental expense for such leases is recorded on a straight-line basis over the lease term. If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in "Other liabilities" as deferred rent in the Consolidated Balance Sheets.

In addition, we have various capital leases for computer hardware and software. These leases are accounted for as an acquisition of an asset and an incurrence of an obligation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled, based on the average life expectancy of the employee. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act, plus additional amounts that the Board of Directors of Selective Insurance Company of America (“SICA”) may approve from time to time.

Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually unless facts indicate that a more frequent review is required. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Other assumptions involve demographic factors such as retirement age and mortality.

Note 3. Adoption of Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). ASU 2014-01 applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a newly defined "proportional amortization method" if certain conditions are met. This policy election is required to be applied consistently to all qualifying investments, rather than a decision to be applied to individual investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the Consolidated Statements of Income as components of "Federal income tax expense". We adopted this guidance in the third quarter of 2014 and have made a policy election to use the proportional amortization method. The adoption of this guidance did not materially impact our financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that performance targets that affect vesting and could be achieved after the requisite service period be treated as performance conditions. The adoption of ASU 2014-12 in the first quarter of 2016 did not affect us, as we have historically recorded expense consistent with the requirements of this accounting update.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. Our adoption of this amendment in the fourth quarter of 2016 did not affect us, as the additional disclosure requirements are applicable only to entities that have been subject to events or conditions that cast substantial doubt as to whether the entity has the ability to continue as a going concern.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects the following areas: (i) limited partnerships and similar legal entities; (ii) the evaluation of fees paid to a decision maker or a service provider as a variable interest; (iii) the effect of fee arrangements on the primary beneficiary determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) certain investment funds. We adopted this guidance in the first quarter of 2016. Under the new guidance, our limited partnership and tax credit investments are variable interest entities ("VIEs"); however, we are not the primary beneficiary of any of these investments. As such, the adoption had no impact on our financial condition or results of operations. The required disclosures related to our VIEs are included in Note 5.
“Investments” below.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be netted against the related debt liability in the balance sheet rather than presented as a separate asset. However, ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Therefore, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 clarifies that, in the absence of authoritative guidance on line-of-credit arrangements within ASU 2015-03, the SEC would not object to the deferral and presentation of debt issuance costs as an asset and the subsequent amortization of the deferred costs over the term of the line-of-credit arrangement. We adopted this guidance retrospectively, effective in the fourth quarter of 2015. As such, 2014 balances in this Form 10-K have been restated to reflect the revised guidance, as follows:

Income Statement Information
Year ended December 31, 2014
($ in thousands)	As Originally Reported	As Restated
Interest Expense	$22,086	23,063
Other Expense	33,673	32,696

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value
per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides that investments for which the practical expedient is used to measure fair value at net asset value per share ("NAV") must be removed from the fair value hierarchy. Instead, those investments must be included as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. ASU 2015-07 also includes disclosure requirements for investments for which the NAV practical expedient was used to determine fair value. We adopted this guidance in the first quarter of 2016 and have included the related disclosures in Note 14. "Retirement Plans" below.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires companies that issue short duration contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. We adopted this guidance in the fourth quarter of 2016 and have included the related disclosures in Note 9. "Reserves for Losses and Loss Expenses" below.

Pronouncements to be effective in the future
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Sub-topic 825-10): Recognition and
Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance:
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim reporting periods within that annual period, with early adoption permitted. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we are currently evaluating ASU 2016-02, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee
Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; (iii)
forfeitures assumptions; and (iv) cash flow classification. ASU 2016-09 is effective for annual periods beginning after
December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect this ASU to have a material impact on our financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, HTM debt securities, trade receivables, and reinsurance receivables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statements of cash flows including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance on our statements of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control ("ASU 2016-17"). ASU 2016-17 changes how a decision maker considers indirect interests in a VIE held under common control in making the primary beneficiary determination. ASU 2016-17 will be effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. We do not expect this ASU to impact us as we are not the decision maker in any of the VIEs in which we are invested.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18, requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. ASU 2016-18 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our statements of cash flows.

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2016, 2015, and 2014 is as follows:

($ in thousands)	2016	2015	2014
Cash paid during the period for:
Interest	$22,098	21,892	22,221
Federal income tax	46,405	39,500	22,699

Non-cash items:
Exchange of fixed income securities, AFS	23,579	36,792	20,781
Exchange of fixed income securities, HTM	—	15,257	4,289
Corporate actions related to equity securities, AFS[1]	3,263	4,239	334
Assets acquired under capital lease arrangements	3,151	6,760	5,642
Non-cash purchase of property and equipment	78	—	338
1Examples of such corporate actions include non-cash acquisitions and stock-splits.

Included in "Other assets" on the Consolidated Balance Sheet was $36.9 million at December 31, 2016 and $11.9 million at December 31, 2015 of cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own ("WYO") Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2016, 2015, and 2014:

($ in thousands)	2016	2015	2014
AFS securities:
Fixed income securities	$38,781	55,689	90,336
Equity securities	25,864	13,235	32,389
Total AFS securities	64,645	68,924	122,725

HTM securities:
Fixed income securities	159	300	958
Total HTM securities	159	300	958

Total net unrealized gains	64,804	69,224	123,683
Deferred income tax expense	(22,681)	(24,228)	(43,289)
Net unrealized gains, net of deferred income tax	42,123	44,996	80,394

(Decrease) increase in net unrealized gains in OCI, net of deferred income tax	$(2,873)	(35,398)	28,890

(b) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities were as follows:

December 31, 2016		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$77,466	317	77,783	2,133	—	79,916
Corporate securities	22,711	(143)	22,568	1,665	(158)	24,075
CMBS	1,220	(15)	1,205	15	—	1,220
Total HTM fixed income securities	$101,397	159	101,556	3,813	(158)	105,211

December 31, 2015		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	175,269	848	176,117	5,763	—	181,880
Corporate securities	20,228	(185)	20,043	1,972	—	22,015
CLO and other ABS	1,030	(120)	910	118	—	1,028
CMBS	4,527	(243)	4,284	337	—	4,621
Total HTM fixed income securities	$201,054	300	201,354	8,190	—	209,544

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM either through purchase or transfer from AFS; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet.

(c) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2016
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$75,139	2,230	(36)	77,333
Foreign government	26,559	322	(16)	26,865
Obligations of states and political subdivisions	1,366,287	18,610	(5,304)	1,379,593
Corporate securities	1,976,556	27,057	(5,860)	1,997,753
CLO and other ABS	527,876	1,439	(355)	528,960
CMBS	256,356	1,514	(1,028)	256,842
RMBS	524,986	3,006	(2,798)	525,194
Total AFS fixed income securities	4,753,759	54,178	(15,397)	4,792,540
AFS equity securities:
Common stock	104,663	26,250	(305)	130,608
Preferred stock	16,226	274	(355)	16,145
Total AFS equity securities	120,889	26,524	(660)	146,753
Total AFS securities	$4,874,648	80,702	(16,057)	4,939,293

December 31, 2015
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$99,485	4,721	(91)	104,115
Foreign government	14,885	298	(2)	15,181
Obligations of states and political subdivisions	1,314,779	44,523	(160)	1,359,142
Corporate securities	1,892,296	23,407	(15,521)	1,900,182
CLO and other ABS	244,541	531	(918)	244,154
CMBS	245,252	750	(2,410)	243,592
RMBS	541,276	4,274	(3,713)	541,837
Total AFS fixed income securities	4,352,514	78,504	(22,815)	4,408,203
AFS equity securities:
Common stock	181,991	14,796	(1,998)	194,789
Preferred stock	11,825	477	(40)	12,262
Total AFS equity securities	193,816	15,273	(2,038)	207,051
Total AFS securities	$4,546,330	93,777	(24,853)	4,615,254

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The table below provides our net unrealized/unrecognized loss positions by impairment severity for both AFS and HTM securities as of December 31, 2016 compared to the prior year:

($ in thousands)
December 31, 2016			December 31, 2015
Number of Issues	% of Market/Book	Unrealized/Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
456	80% - 99%	$16,215	606	80% - 99%	$22,971
—	60% - 79%	—	3	60% - 79%	1,888
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$16,215			$24,859

The severity of impairment on the securities in the table above averaged 1% of amortized cost at December 31, 2016 and December 31, 2015. The decrease in the unrealized/unrecognized loss balance during 2016 was primarily from our AFS corporate fixed income securities portfolio, which was positively impacted by tightening credit spreads.

Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.2 million in unrealized/unrecognized losses at December 31, 2016 and no unrealized/unrecognized losses at December 31, 2015.

December 31, 2016	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$6,419	(36)	—	—	6,419	(36)
Foreign government	13,075	(16)	—	—	13,075	(16)
Obligations of states and political subdivisions	306,509	(5,304)	—	—	306,509	(5,304)
Corporate securities	462,902	(5,771)	4,913	(89)	467,815	(5,860)
CLO and other ABS	189,795	(354)	319	(1)	190,114	(355)
CMBS	82,492	(1,021)	1,645	(7)	84,137	(1,028)
RMBS	279,480	(2,489)	8,749	(309)	288,229	(2,798)
Total AFS fixed income securities	1,340,672	(14,991)	15,626	(406)	1,356,298	(15,397)
AFS equity securities:
Common stock	11,271	(305)	—	—	11,271	(305)
Preferred stock	6,168	(355)	—	—	6,168	(355)
Total AFS equity securities	17,439	(660)	—	—	17,439	(660)
Total AFS securities	$1,358,111	(15,651)	15,626	(406)	1,373,737	(16,057)

December 31, 2015	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$16,006	(87)	396	(4)	$16,402	$(91)
Foreign government	1,067	(2)	—	—	1,067	(2)
Obligations of states and political subdivisions	28,617	(160)	—	—	28,617	(160)
Corporate securities	761,479	(12,671)	50,382	(2,850)	811,861	(15,521)
CLO and other ABS	197,477	(807)	12,022	(111)	209,499	(918)
CMBS	146,944	(2,196)	15,385	(214)	162,329	(2,410)
RMBS	264,914	(1,992)	63,395	(1,721)	328,309	(3,713)
Total AFS fixed income securities	1,416,504	(17,915)	141,580	(4,900)	1,558,084	(22,815)
AFS equity securities:
Common stock	31,148	(1,998)	—	—	31,148	(1,998)
Preferred stock	1,531	(40)	—	—	1,531	(40)
Total AFS equity securities	32,679	(2,038)	—	—	32,679	(2,038)
Total AFS securities	$1,449,183	(19,953)	141,580	(4,900)	$1,590,763	$(24,853)

We do not intend to sell any of the securities in the tables above, nor do we believe we will be required to sell any of these securities. Additionally, we have reviewed these securities in accordance with our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K and have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the security and underlying collateral. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(e) Fixed income securities at December 31, 2016, by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are HTM fixed income securities at December 31, 2016:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$55,505	56,249
Due after one year through five years	37,536	39,853
Due after five years through 10 years	8,515	9,109
Total HTM fixed income securities	$101,556	105,211

Listed below are AFS fixed income securities at December 31, 2016:

($ in thousands)	Fair Value
Due in one year or less	$374,080
Due after one year through five years	2,141,596
Due after five years through 10 years	2,090,677
Due after 10 years	186,187
Total AFS fixed income securities	$4,792,540

(f) We evaluate the alternative investments and tax credit investments included in our other investments portfolio to determine whether those investments are VIEs and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lack sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary, including whether we have: (i) the power to direct activities of the VIE; (ii) the ability to remove the decision maker of the VIE; (iii) the ability to participate in making decisions that are significant to the VIE; and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have determined that the investments in our other investment portfolio are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2016			December 31, 2015
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$41,135	76,774	117,909	35,088	30,204	65,292
Private credit	28,193	40,613	68,806	13,246	15,129	28,375
Real assets	14,486	22,899	37,385	19,500	25,820	45,320
Total alternative investments	83,814	140,286	224,100	67,834	71,153	138,987
Other securities	18,583	3,400	21,983	10,008	3,200	13,208
Total other investments	$102,397	143,686	246,083	77,842	74,353	152,195
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

Our private credit strategy includes the following:

•
Middle Market Lending: This strategy provides privately negotiated loans to U.S. middle market companies. Typically, these are floating rate, senior secured loans diversified across industries. Loans can be made to private equity sponsor-backed companies or non-sponsored companies to finance LBOs, recapitalizations, and acquisitions.

•
Mezzanine Financing: This strategy provides privately negotiated fixed income securities, generally with an equity component, to LBO firms and private and publicly traded large, mid, and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

•
Distressed Debt: This strategy makes direct and indirect investments in debt and equity securities of companies that are experiencing financial and/or operational distress. Investments include buying indebtedness of bankrupt or financially troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages, and similar non-U.S. securities and debt obligations.

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

Our alternative investment strategies generally employ low or moderate levels of leverage and use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2030.

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

Balance Sheet Information
September 30,
($ in millions)	2016	2015
Investments	$11,244	7,527
Total assets	12,075	8,515
Total liabilities	1,802	316
Total partners’ capital	10,273	8,199

Income Statement Information
12 months ended September 30,
($ in millions)	2016	2015	2014
Net investment income	$(44)	129	226
Realized gains	1,374	1,187	581
Net change in unrealized (depreciation) appreciation	(719)	(1,364)	1,098
Net income	$611	(48)	1,905

Insurance Subsidiaries' alternative investments income	3.1	(1.9)	13.6

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of December 31, 2016 or December 31, 2015.

(h) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2016 to comply with insurance laws. We retain all rights regarding securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2016:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$7.4	—	24.8	32.2
CMBS	0.5	—	—	0.5
RMBS	59.6	58.2	—	117.8
Total pledged as collateral	$67.5	58.2	24.8	150.5

(i) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2016	2015	2014
Fixed income securities	$129,306	123,230	126,489
Equity securities	7,368	9,161	7,449
Short-term investments	686	112	66
Other investments	2,940	(1,890)	13,580
Investment expenses	(9,546)	(9,297)	(8,876)
Net investment income earned	$130,754	121,316	138,708

(j) The following tables summarize OTTI by asset type for the periods indicated:

2016			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Obligations of states and political subdivisions	$2,797	—	2,797
Corporate securities	1,880	—	1,880
CLO and other ABS	19	—	19
CMBS	220	—	220
RMBS	275	10	265
Total AFS fixed income securities	5,191	10	5,181
AFS equity securities:
Common stock	3,316	—	3,316
Preferred stock	2	—	2
Total AFS equity securities	3,318	—	3,318
Total OTTI losses	$8,509	10	8,499

2015			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Corporate securities	$2,188	—	2,188
RMBS	1	—	1
Total AFS fixed income securities	2,189	—	2,189
AFS equity securities:
Common stock	15,996	—	15,996
Preferred stock	181	—	181
Total AFS equity securities	16,177	—	16,177
Total OTTI losses	$18,366	—	18,366

2014			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
RMBS	$7	—	7
Total AFS fixed income securities	7	—	7
AFS equity securities:
Common stock	10,517	—	10,517
Total AFS equity securities	10,517	—	10,517
Other investments	580	—	580
Total OTTI losses	$11,104	—	11,104

The majority of the OTTI charges in 2016 were on securities for which we had the intent to sell to facilitate our fixed income strategy change to more actively manage the portfolio to maximize after-tax income and total return, while maintaining a similar level of credit quality and duration risk. Charges in 2015 and 2014 related to equity securities for which we had the intent to sell in relation to a change in our high-dividend yield strategy, with the remaining charges relating to securities that we did not believe would recover in the near term.

(k) The components of net realized gains, excluding OTTI charges, were as follows:

($ in thousands)	2016	2015	2014
HTM fixed income securities
Gains	$3	5	2
Losses	(1)	(1)	(20)
AFS fixed income securities
Gains	7,741	4,515	1,945
Losses	(11,411)	(312)	(392)
AFS equity securities
Gains	8,108	29,168	36,871
Losses	(864)	(1,347)	(704)
Short-term investments
Gains	—	—	—
Losses	(13)	—	—
Other investments
Gains	3	162	1
Losses	(4)	(653)	—
Total net realized investment gains	$3,562	31,537	37,703

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $1,046.1 million in 2016, $234.1 million in 2015, and $259.0 million in 2014.

Net realized gains in the table above were driven by the following:

•	2016: A repositioning of our equity portfolio partially offset by net losses in our AFS fixed income portfolio related to the change in our strategy to more actively manage this portfolio.

•
2015: A change in our dividend strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company's dividends and future cash flow.

•	2014: A quantitative rebalancing of our dividend yield strategy holdings within our equity portfolio.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2016, 2015, and 2014 were as follows:

2016
($ in thousands)	Gross	Tax	Net
Net income	$219,955	61,460	158,495
Components of OCI:
Unrealized losses (gains) on investment securities:
Unrealized holding losses during the year	(9,195)	(3,218)	(5,977)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(141)	(49)	(92)
Non-credit OTTI	213	75	138
Realized losses on AFS securities	4,713	1,649	3,064
Net unrealized losses	(4,420)	(1,547)	(2,873)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,079)	(4,227)	(7,852)
Amounts reclassified into net income:
Net actuarial loss	6,462	2,262	4,200
Defined benefit pension and post-retirement plans	(5,617)	(1,965)	(3,652)
Other comprehensive loss	(10,037)	(3,512)	(6,525)
Comprehensive income	$209,918	57,948	151,970

2015
($ in thousands)	Gross	Tax	Net
Net income	$232,692	66,831	165,861
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding losses during the year	(40,221)	(14,078)	(26,143)
Amounts reclassified into net income:
HTM securities	(580)	(203)	(377)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(14,016)	(4,906)	(9,110)
Net unrealized losses	(54,460)	(19,062)	(35,398)
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,438	853	1,585
Amounts reclassified into net income:
Net actuarial loss	7,077	2,477	4,600
Defined benefit pension and post-retirement plans	9,515	3,330	6,185
Other comprehensive loss	(44,945)	(15,732)	(29,213)
Comprehensive income	$187,747	51,099	136,648

2014
($ in thousands)	Gross	Tax	Net
Net income	$197,131	55,304	141,827
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the year	72,940	25,529	47,411
Amounts reclassified into net income:
HTM securities	(1,299)	(455)	(844)
Non-credit OTTI	1,669	584	1,085
Realized gains on AFS securities	(28,864)	(10,102)	(18,762)
Net unrealized gains	44,446	15,556	28,890
Defined benefit pension and post-retirement plans:
Net actuarial loss	(54,136)	(18,947)	(35,189)
Amounts reclassified into net income:
Net actuarial loss	1,902	666	1,236
Defined benefit pension and post-retirement plans	(52,234)	(18,281)	(33,953)
Other comprehensive loss	(7,788)	(2,725)	(5,063)
Comprehensive income	$189,343	52,579	136,764

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2016 and 2015 were as follows:

	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2014	$(514)	623	80,284	80,393	(60,605)	19,788
OCI before reclassifications	—	(52)	(26,091)	(26,143)	1,585	(24,558)
Amounts reclassified from AOCI	232	(377)	(9,110)	(9,255)	4,600	(4,655)
Net current period OCI	232	(429)	(35,201)	(35,398)	6,185	(29,213)
Balance, December 31, 2015	(282)	194	45,083	44,995	(54,420)	(9,425)
OCI before reclassifications	(6)	—	(5,977)	(5,983)	(7,852)	(13,835)
Amounts reclassified from AOCI	138	(92)	3,064	3,110	4,200	7,310
Net current period OCI	132	(92)	(2,913)	(2,873)	(3,652)	(6,525)
Balance, December 31, 2016	$(150)	102	42,170	42,122	(58,072)	(15,950)

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2016	Year ended December 31, 2015	Affected Line Item in the Consolidated Statement of Income
HTM related
Unrealized losses on HTM disposals	$169	308	Net realized (losses) gains
Amortization of net unrealized gains on HTM securities	(310)	(888)	Net investment income earned
	(141)	(580)	Income before federal income tax
	49	203	Total federal income tax expense
	(92)	(377)	Net income
OTTI related
Non-credit OTTI on disposed securities	213	357	Net realized (losses) gains
	213	357	Income before federal income tax
	(75)	(125)	Total federal income tax expense
	138	232	Net income
Realized (losses) gains on AFS
Realized (losses) gains on AFS disposals	4,713	(14,016)	Net realized (losses) gains
	4,713	(14,016)	Income before federal income tax
	(1,649)	4,906	Total federal income tax expense
	3,064	(9,110)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	1,486	1,538	Losses and loss expenses incurred
	4,976	5,539	Policy acquisition costs
Total defined benefit pension and post-retirement life	6,462	7,077	Income before federal income tax
	(2,262)	(2,477)	Total federal income tax expense
	4,200	4,600	Net income

Total reclassifications for the period	$7,310	(4,655)	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$101,556	105,211	201,354	209,544
AFS	4,792,540	4,792,540	4,408,203	4,408,203
Equity securities, AFS	146,753	146,753	207,051	207,051
Short-term investments	221,701	221,701	194,819	194,819

Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	—	—	15,000	14,977
1.25% borrowings from FHLBI	—	—	45,000	45,083
Total short-term debt	—	—	60,000	60,060

Long-term debt:
7.25% Senior Notes	49,901	56,148	49,898	56,929
6.70% Senior Notes	99,430	108,333	99,415	110,363
5.875% Senior Notes	185,000	176,860	185,000	192,474
1.61% Borrowings from FHLBNY	25,000	24,286	—	—
1.56% Borrowings from FHLBNY	25,000	24,219	—	—
3.03% Borrowings from FHLBI	60,000	59,313	—	—
Subtotal long-term debt	444,331	449,159	334,313	359,766
Unamortized debt issuance costs	(5,664)		(6,121)
Total long-term debt	$438,667		328,192

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at December 31, 2016 and 2015:

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/16	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$77,333	27,520	49,813	—
Foreign government	26,865	—	26,865	—
Obligations of states and political subdivisions	1,379,593	—	1,379,593	—
Corporate securities	1,997,753	—	1,997,753	—
CLO and other ABS	528,960	—	528,960	—
CMBS	256,842	—	256,842	—
RMBS	525,194	—	525,194	—
Total AFS fixed income securities	4,792,540	27,520	4,765,020	—
AFS equity securities:
Common stock	130,608	122,932	—	7,676
Preferred stock	16,145	16,145	—	—
Total AFS equity securities	146,753	139,077	—	7,676
Total AFS securities	4,939,293	166,597	4,765,020	7,676
Short-term investments	221,701	221,701	—	—
Total assets measured at fair value	$5,160,994	388,298	4,765,020	7,676

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value 12/31/15	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$104,115	42,702	61,413	—
Foreign government	15,181	—	15,181	—
Obligations of states and political subdivisions	1,359,142	—	1,359,142	—
Corporate securities	1,900,182	—	1,900,182	—
CLO and other ABS	244,154	—	244,154	—
CMBS	243,592	—	243,592	—
RMBS	541,837	—	541,837	—
Total AFS fixed income securities	4,408,203	42,702	4,365,501	—
AFS equity securities:
Common stock	194,789	191,517	—	3,272
Preferred stock	12,262	12,262	—	—
Total AFS equity securities	207,051	203,779	—	3,272
Total AFS securities	4,615,254	246,481	4,365,501	3,272
Short-term investments	194,819	194,819	—	—
Total assets measured at fair value	$4,810,073	441,300	4,365,501	3,272
1 There were no transfers of securities between Level 1 and Level 2.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information during 2016:

2016
($ in thousands)	Common Stock
Fair value, December 31, 2015	$3,272
Total net (losses) gains for the period included in:
OCI	—
Net income	—
Purchases	6,204
Sales	(1,800)
Issuances	—
Settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—
Fair value, December 31, 2016	$7,676

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at December 31, 2016 and 2015:

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$79,916	—	79,916	—
Corporate securities	24,075	—	16,565	7,510
CMBS	1,220	—	1,220	—
Total HTM fixed income securities	$105,211	—	97,701	7,510
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,148	—	56,148	—
6.70% Senior Notes	108,333	—	108,333	—
5.875% Senior Notes	176,860	176,860	—	—
1.61% Borrowings from FHLBNY	24,286	—	24,286	—
1.56% Borrowings from FHLBNY	24,219	—	24,219	—
3.03% Borrowings from FHLBI	59,313	—	59,313	—
Total long-term debt	$449,159	176,860	272,299	—

December 31, 2015		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value 12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$181,880	—	181,880	—
Corporate securities	22,015	—	18,679	3,336
CLO and other ABS	1,028	—	1,028	—
CMBS	4,621	—	4,621	—
Total HTM fixed income securities	$209,544	—	206,208	3,336
Financial Liabilities
Short-term debt:
0.63% borrowings from FHLBI	$14,977	—	14,977	—
1.25% borrowings from FHLBI	45,083	—	45,083	—
Total short-term debt	60,060	—	60,060	—

Long-term debt:
7.25% Senior Notes	56,929	—	56,929	—
6.70% Senior Notes	110,363	—	110,363	—
5.875% Senior Notes	192,474	192,474	—	—
Total long-term debt	$359,766	192,474	167,292	—

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

As a Standard Commercial Lines and E&S Lines writer, we are required to participate in Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2017, our deductible is approximately $304 million. For losses above the deductible, the federal government will pay 83% of losses to an industry limit of $100 billion, and the insurer retains 17%. The federal share of losses will be reduced by 1% each year to 80% by 2020.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $5.5 million at December 31, 2016 and $5.7 million at December 31, 2015.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2016		As of December 31, 2015
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$621,537		$561,968
Total prepaid reinsurance premiums	146,282		140,889
Total reinsurance balance	767,819		702,857

Federal and state pools[1]:
NFIP	211,181	27%	164,130	24%
New Jersey Unsatisfied Claim Judgment Fund	65,574	9	71,884	10
Other	3,227	—	3,136	—
Total federal and state pools	279,982	36	239,150	34
Remaining reinsurance balance	$487,837	64	$463,707	66

Munich Re Group (A.M. Best rated "A+")	$119,520	16	$112,889	16
Hannover Ruckversicherungs AG (A.M. Best rated "A+")	106,298	13	99,535	14
AXIS Reinsurance Company (A.M. Best rated "A+")	59,737	8	53,374	8
Swiss Re Group (A.M. Best rated "A+")	50,494	7	51,340	7
Partner Reinsurance Company of the U.S. (A.M. Best rated “A”)	21,125	3	20,748	3
All other reinsurers	130,663	17	125,821	18
Total reinsurers	487,837	64%	463,707	66%
Less: collateral[2]	(113,763)		(106,449)
Reinsurers, net of collateral	$374,074		$357,258
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and losses and loss expenses incurred:

($ in thousands)	2016	2015	2014
Premiums written:
Direct	$2,577,259	2,403,519	2,228,270
Assumed	28,779	23,848	26,306
Ceded	(368,750)	(357,463)	(369,296)
Net	$2,237,288	2,069,904	1,885,280

Premiums earned:
Direct	$2,484,715	2,330,267	2,183,258
Assumed	28,214	23,209	34,653
Ceded	(363,357)	(363,567)	(365,302)
Net	$2,149,572	1,989,909	1,852,609

Losses and loss expenses incurred:
Direct	$1,560,356	1,274,872	1,314,864
Assumed	22,708	16,996	26,187
Ceded	(348,267)	(143,327)	(183,550)
Net	$1,234,797	1,148,541	1,157,501

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, and losses and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2016	2015	2014
Ceded premiums written	$(232,245)	(228,907)	(237,718)
Ceded premiums earned	(227,882)	(233,940)	(234,224)
Ceded losses and loss expenses incurred	(239,891)	(62,078)	(57,323)

Note 9. Reserves for Losses and Loss Expenses
(a) The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

($ in thousands)	2016	2015	2014
Gross reserves for losses and loss expenses, at beginning of year	$3,517,728	3,477,870	3,349,770
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	551,019	571,978	540,839
Net reserves for losses and loss expenses, at beginning of year	2,966,709	2,905,892	2,808,931
Incurred losses and loss expenses for claims occurring in the:
Current year	1,300,565	1,217,550	1,216,770
Prior years	(65,768)	(69,009)	(59,269)
Total incurred losses and loss expenses	1,234,797	1,148,541	1,157,501
Paid losses and loss expenses for claims occurring in the:
Current year	450,811	446,550	468,478
Prior years	670,176	641,174	592,062
Total paid losses and loss expenses	1,120,987	1,087,724	1,060,540
Net reserves for losses and loss expenses, at end of year	3,080,519	2,966,709	2,905,892
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of year	611,200	551,019	571,978
Gross reserves for losses and loss expenses at end of year	$3,691,719	3,517,728	3,477,870

Our net losses and loss expense reserves increased by $113.8 million in 2016, $60.8 million in 2015, and $97.0 million in 2014. The losses and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $64.9 million for 2016, $62.1 million for 2015, and $65.1 million for 2014. The changes in the net losses and loss expense reserves were the result of growth in exposures, particularly associated with our E&S Lines of business, anticipated loss trends, and normal reserve changes inherent in the uncertainty in establishing reserves for losses and loss expenses. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are identified. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2016, we experienced overall net favorable loss development of $65.8 million, compared to $69.0 million in 2015, and $59.3 million in 2014. The following table summarizes the prior year development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2016	2015	2014
General Liability	$(45.0)	(51.0)	(43.9)
Commercial Automobile	25.3	2.4	(4.1)
Workers Compensation	(56.0)	(37.0)	—
Businessowners' Policies	1.8	2.2	1.9
Commercial Property	0.3	(3.0)	(2.1)
Homeowners	1.7	1.5	(4.0)
Personal Automobile	1.0	0.4	(10.8)
E&S	7.1	15.5	3.7
Other	(2.0)	—	—
Total	$(65.8)	(69.0)	(59.3)

The prior accident year development during 2016 was favorable by $65.8 million, which included $69.0 million of net favorable casualty development and $3.2 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the general liability line of business, including products liability and excess liability, and by the workers compensation line. Partially offsetting this net favorable development was the commercial auto line of business, which experienced $25.0 million of unfavorable casualty development in 2016. In addition, our E&S Lines experienced unfavorable casualty development of $6.0 million in 2016.

The majority of the 2016 net favorable development was attributable to accident years 2013 and prior, driven by the general liability and workers compensation lines of business. This net favorable development was partially offset by unfavorable development in accident years 2014 and 2015, which was attributable to our commercial auto and E&S Lines of business. The unfavorable development in our commercial auto line of business was driven primarily by bodily injury liability for accident years 2014 and 2015. The unfavorable development in accident year 2014 was driven by higher than expected severity, whereas accident year 2015 was driven by higher than expected frequency and severity.

The prior accident year development during 2015 was favorable by $69.0 million, which included $67.0 million of net favorable casualty development and $2.0 million of favorable property development. The net favorable casualty reserve development was largely driven by the general liability and workers compensation lines of business. For workers compensation, this was a significant change from 2014, during which period this line experienced no development. Our E&S Lines experienced unfavorable casualty development of $15.5 million in 2015.

The majority of the 2015 net favorable development was attributable to accident years 2009 through 2013, driven by general liability and workers compensation lines of business. This net favorable development was partially offset by unfavorable development in accident years 2012 through 2014, which was attributable to our E&S Lines.

The prior accident year development during 2014 was favorable by $59.3 million, which included $48.2 million of net favorable casualty development and $11.1 million of property development. The property development was primarily related to a prior year reinsurance recoverable. The net favorable casualty reserve development was largely driven by the general liability and personal automobile lines of business. Conversely, businessowners' policies and our E&S Lines experienced unfavorable emergence in 2014.

The majority of the 2014 net favorable development was attributable to accident years 2010 through 2012, although earlier accident years also developed favorably. The general liability, commercial automobile, and personal automobile lines of business all contributed to this development, partially offset by businessowners’ liability. The overall favorable development for accident years 2012 and prior was partially offset by unfavorable development in accident year 2013, which was largely attributable to commercial automobile liability, and partially E&S Lines casualty.

(b) Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from lack of relevant historical data, the delayed and inconsistent reporting patterns associated with these claims, and uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in asbestos and environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim, and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our losses and loss expense reserves expected to be paid in future periods.

The following table details our losses and loss expense reserves for various asbestos and environmental claims:

	2016
($ in millions)	Gross	Net
Asbestos	$7.9	6.6
Landfill sites	12.8	8.1
Leaking underground storage tanks	9.3	8.0
Total	$30.0	22.7

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential asbestos and environmental losses. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range. Historically, our asbestos and environmental claims have been significantly lower in volume as, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s, we were primarily a personal lines carrier and therefore do not have broad exposure to asbestos and environmental claims. Additionally, we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to other insurance carriers.

The following table provides a roll forward of gross and net asbestos and environmental incurred losses and loss expenses and related reserves thereon:

	2016		2015		2014
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for losses and loss expenses at beginning of year	$8,024	6,793	8,751	7,314	8,897	7,518
Incurred losses and loss expenses	77	77	(428)	(77)	60	—
Less: losses and loss expenses paid	(254)	(255)	(299)	(444)	(206)	(204)
Reserves for losses and loss expenses at the end of year	$7,847	6,615	8,024	6,793	8,751	7,314

Environmental
Reserves for losses and loss expenses at beginning of year	$22,387	16,368	21,902	15,680	23,867	17,649
Incurred losses and loss expenses	1,406	1,303	3,396	3,397	107	—
Less: losses and loss expenses paid	(1,678)	(1,570)	(2,911)	(2,709)	(2,072)	(1,969)
Reserves for losses and loss expenses at the end of year	$22,115	16,101	22,387	16,368	21,902	15,680

Total Asbestos and Environmental Claims
Reserves for losses and loss expenses at beginning of year	$30,411	23,161	30,653	22,994	32,764	25,167
Incurred losses and loss expenses	1,483	1,380	2,968	3,320	167	—
Less: losses and loss expenses paid	(1,932)	(1,825)	(3,210)	(3,153)	(2,278)	(2,173)
Reserves for losses and loss expenses at the end of year	$29,962	22,716	30,411	23,161	30,653	22,994

(c) The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities. During the experience period, we implemented a series of claims-related initiatives and claims management changes. These initiatives focused on claims handling and reserving, medical claims costs, and loss adjustment expenses. As a result of these initiatives, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2015 is presented as supplementary information.

All Lines (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$1,038,585	1,066,670	1,047,912	1,028,546	1,028,956	1,015,897	1,003,552	998,496	992,673	989,709	42,970	84,996
2008		957,247	988,584	990,931	964,862	947,306	936,975	927,958	931,785	926,017	48,590	85,264
2009			920,143	941,972	916,691	883,590	870,057	869,927	857,960	853,401	49,532	85,444
2010				950,114	973,742	977,959	956,600	943,118	922,404	915,131	65,625	94,093
2011					1,042,576	1,061,667	1,062,233	1,056,107	1,033,518	1,023,726	82,565	104,303
2012						1,065,437	1,071,290	1,020,655	998,028	973,089	101,992	103,498
2013							1,044,142	1,062,045	1,047,230	1,021,007	182,613	90,330
2014								1,107,513	1,133,798	1,146,990	278,689	93,747
2015									1,114,081	1,130,513	375,894	91,410
2016										1,188,608	589,938	85,202
									Total	10,168,191

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$350,369	543,949	665,277	762,422	835,347	877,933	896,590	912,683	920,931	929,082
2008		286,314	489,633	609,851	690,016	764,196	798,996	819,280	839,392	853,769
2009			277,275	442,417	540,982	634,902	695,249	736,100	760,589	775,885
2010				328,826	509,910	625,229	704,895	773,536	803,773	823,770
2011					391,944	585,867	692,730	782,655	852,202	901,801
2012						378,067	555,819	651,544	743,742	810,135
2013							335,956	518,872	644,475	748,758
2014								405,898	614,075	736,154
2015									376,641	581,203
2016										387,272
									Total	7,547,829
					All outstanding liabilities before 2007, net of reinsurance					324,070
				Liabilities for loss and loss adjustment expenses, net of reinsurance						2,944,432

General Liability (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$252,732	256,627	255,538	250,834	248,807	242,878	234,173	234,697	231,439	230,717	17,815	14,016
2008		250,239	243,755	243,536	234,770	233,712	224,236	219,551	221,640	221,203	19,939	13,721
2009			237,913	241,625	233,530	223,146	212,947	211,243	206,387	205,741	22,858	13,815
2010				215,208	228,680	242,499	237,154	222,328	211,619	208,968	29,380	12,629
2011					229,967	228,720	239,480	230,785	217,256	211,196	36,350	11,533
2012						238,979	245,561	215,083	194,144	175,305	44,493	9,864
2013							250,609	251,421	239,776	225,709	90,026	10,107
2014								244,312	249,946	257,132	135,883	10,157
2015									254,720	245,710	167,995	9,371
2016										277,214	233,794	7,790
									Total	2,258,895

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$14,695	44,356	80,621	123,108	158,424	181,641	191,405	201,842	204,159	208,449
2008		16,397	45,595	82,421	113,088	151,055	166,394	176,873	186,896	194,257
2009			14,346	37,143	64,970	103,213	130,554	151,920	166,767	176,316
2010				15,726	46,201	80,018	113,050	143,360	161,487	172,394
2011					13,924	42,692	73,643	102,978	135,377	159,768
2012						13,030	35,241	56,580	89,008	109,448
2013							12,789	35,113	72,127	104,587
2014								14,901	46,825	79,972
2015									14,665	39,978
2016										15,684
									Total	1,260,853
					All outstanding liabilities before 2007, net of reinsurance					72,887
				Liabilities for loss and loss adjustment expenses, net of reinsurance						1,070,929

Workers Compensation (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$231,462	236,993	231,104	226,095	230,109	225,165	225,904	222,623	218,828	216,177	23,152	16,344
2008		219,616	243,186	255,810	250,423	241,921	245,993	244,100	243,512	238,836	26,983	14,400
2009			197,504	215,946	213,036	210,109	210,756	216,992	212,536	208,611	24,238	12,214
2010				198,371	214,469	212,838	211,030	214,916	212,448	208,155	34,437	12,181
2011					205,238	218,973	214,743	215,114	210,591	205,708	38,227	11,843
2012						203,864	208,036	199,360	195,197	188,596	39,122	11,601
2013							199,794	194,318	187,658	173,160	43,058	11,361
2014								199,346	187,065	182,579	55,599	10,464
2015									193,729	194,639	63,496	10,479
2016										196,774	107,977	9,910
									Total	2,013,235

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$31,478	88,786	123,681	144,713	156,320	164,373	169,941	175,205	179,011	180,865
2008		39,628	100,678	139,144	158,083	171,403	180,556	188,206	191,265	195,962
2009			37,885	87,299	117,019	133,116	145,417	154,726	160,529	164,336
2010				46,795	93,281	122,442	137,184	149,086	153,795	158,078
2011					42,941	90,836	118,847	134,646	139,232	149,269
2012						40,911	86,909	108,211	122,755	132,052
2013							36,829	74,568	96,376	109,739
2014								35,924	78,944	100,876
2015									33,857	77,320
2016										34,525
									Total	1,303,022
					All outstanding liabilities before 2007, net of reinsurance					226,553
				Liabilities for loss and loss adjustment expenses, net of reinsurance						936,766

Commercial Automobile (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$185,733	194,567	187,966	182,030	179,739	178,956	176,049	175,342	175,431	175,894	1,434	24,074
2008		196,370	195,823	190,349	187,100	187,417	182,785	180,902	183,736	183,618	1,332	24,105
2009			199,541	191,079	182,724	169,858	166,682	162,911	161,251	161,923	1,873	24,554
2010				187,562	189,305	187,778	181,923	179,854	172,969	173,157	2,318	25,194
2011					174,006	183,044	182,325	178,421	172,617	174,882	5,153	25,146
2012						179,551	191,947	183,527	184,289	184,367	6,421	23,751
2013							188,289	205,282	209,197	207,994	18,464	25,215
2014								200,534	212,725	216,824	37,432	27,129
2015									220,994	240,958	65,528	28,475
2016										255,187	106,894	28,740
									Total	1,974,804

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$65,544	102,233	126,507	146,690	163,629	170,241	171,622	171,839	173,050	173,980
2008		69,053	104,711	130,857	151,741	166,487	173,795	175,244	180,779	181,779
2009			63,126	94,406	113,697	137,564	149,949	155,560	158,303	159,723
2010				68,098	99,254	128,015	146,913	163,513	167,227	169,100
2011					69,849	99,196	121,576	142,507	157,291	166,082
2012						73,316	105,371	127,235	148,669	168,114
2013							76,469	109,893	140,015	169,850
2014								80,810	117,169	148,884
2015									91,347	132,260
2016										106,022
									Total	1,575,794
					All outstanding liabilities before 2007, net of reinsurance					3,271
				Liabilities for loss and loss adjustment expenses, net of reinsurance						402,281

Businessowners' Policies (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$32,749	34,011	33,397	31,212	29,270	29,393	28,440	28,503	29,691	29,288	124	2,956
2008		39,660	38,986	39,334	32,974	30,250	29,793	31,066	31,340	30,967	94	3,258
2009			48,535	51,762	46,645	43,828	43,553	44,938	44,299	44,273	730	3,473
2010				53,669	49,285	42,408	39,915	40,899	40,581	41,239	693	3,917
2011					54,469	57,083	51,047	58,242	59,256	58,966	2,177	4,956
2012						54,342	48,029	46,303	44,172	44,077	834	5,533
2013							49,617	42,618	41,005	40,624	4,189	3,474
2014								55,962	60,949	62,548	10,891	4,038
2015									52,871	53,768	12,089	3,860
2016										52,335	16,027	3,398
									Total	458,085

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$14,051	18,870	22,583	24,978	25,759	27,273	28,073	28,095	28,368	29,048
2008		15,019	21,765	24,449	25,738	28,026	28,660	28,589	29,778	30,873
2009			18,915	29,612	32,689	36,073	40,052	42,895	43,358	43,448
2010				20,821	28,131	31,027	34,705	37,819	38,900	40,279
2011					27,884	37,362	41,011	46,444	52,114	55,856
2012						22,199	31,833	35,089	37,215	38,766
2013							17,412	26,592	30,845	34,760
2014								28,914	40,584	44,911
2015									24,189	36,014
2016										24,655
									Total	378,610
					All outstanding liabilities before 2007, net of reinsurance					7,327
				Liabilities for loss and loss adjustment expenses, net of reinsurance						86,802

Commercial Property (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$98,167	104,160	100,809	101,027	103,183	103,381	102,998	102,732	102,679	103,077	2	6,919
2008		97,578	102,860	101,436	101,470	101,265	101,702	101,043	100,881	101,043	4	7,604
2009			82,619	82,124	82,025	82,014	80,774	80,455	80,558	80,545	10	7,009
2010				105,647	96,851	97,386	96,127	95,530	95,363	95,178	21	7,667
2011					136,954	131,667	130,942	131,282	131,353	131,113	22	9,035
2012						118,464	114,224	115,375	116,658	117,102	(22)	8,512
2013							88,101	90,639	90,103	90,005	(78)	5,704
2014								141,192	136,249	136,820	(1,052)	6,503
2015									110,270	109,513	(1,320)	6,380
2016										121,927	7,112	6,253
									Total	1,086,323

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$63,159	95,050	99,036	99,942	101,805	102,310	102,370	102,532	102,663	103,061
2008		68,211	98,921	100,465	99,288	100,213	100,752	100,908	100,868	101,034
2009			59,933	78,695	80,433	80,894	80,251	80,352	80,529	80,509
2010				69,543	91,918	94,602	95,111	95,270	95,147	95,156
2011					94,538	127,580	129,579	130,681	131,060	131,115
2012						81,528	108,834	111,503	114,699	116,291
2013							60,244	87,874	90,446	90,350
2014								101,131	132,909	136,634
2015									79,048	106,182
2016										83,966
									Total	1,044,298
					All outstanding liabilities before 2007, net of reinsurance					254
				Liabilities for loss and loss adjustment expenses, net of reinsurance						42,279

Personal Automobile (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$97,161	102,932	103,283	102,325	101,744	101,654	101,814	101,747	101,750	101,714	254	15,354
2008		100,311	106,999	106,842	103,934	100,213	99,912	99,686	99,255	99,116	264	16,042
2009			93,808	103,319	105,033	103,908	104,734	103,866	103,393	103,412	256	17,346
2010				103,340	110,075	112,346	109,515	107,490	107,405	107,224	277	20,821
2011					113,232	116,164	113,686	112,993	114,241	113,830	644	22,700
2012						113,771	114,921	109,832	109,324	110,294	988	22,332
2013							108,417	109,620	106,225	106,703	2,252	22,359
2014								102,250	109,325	106,757	6,945	22,478
2015									96,387	99,698	13,594	20,797
2016										92,727	18,187	19,044
									Total	1,041,475

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$45,846	66,884	82,455	92,019	97,335	99,454	100,539	100,667	101,099	101,134
2008		50,396	73,194	84,715	91,834	95,932	97,723	98,174	98,604	98,668
2009			51,039	71,911	86,431	96,229	100,566	102,187	102,322	102,437
2010				58,786	82,490	95,300	101,540	104,061	105,849	106,453
2011					61,323	82,102	93,878	105,068	111,085	112,732
2012						63,704	82,729	94,842	102,977	107,890
2013							61,384	80,861	92,637	100,528
2014								62,519	83,739	92,589
2015									58,725	76,470
2016										57,961
									Total	956,862
					All outstanding liabilities before 2007, net of reinsurance					5,803
				Liabilities for loss and loss adjustment expenses, net of reinsurance						90,416

Homeowners (in thousands)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$38,589	36,547	34,926	34,273	34,186	34,422	34,566	34,056	34,025	34,010	58	4,570
2008		41,224	41,747	39,342	39,203	38,062	38,410	38,111	38,042	38,045	65	5,139
2009			47,636	44,511	42,609	40,313	61,927	40,400	40,465	40,457	74	5,631
2010				68,373	67,525	63,285	97,761	62,462	62,402	62,339	86	9,128
2011					103,804	98,211	82,744	94,167	94,543	94,183	143	15,102
2012						87,260	82,745	86,560	86,667	86,271	251	16,927
2013							73,670	72,528	71,494	72,145	1,545	7,738
2014								80,111	82,461	83,637	1,928	8,739
2015									76,637	76,400	2,984	7,677
2016										60,105	5,646	6,402
									Total	647,592

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$20,840	30,104	31,846	32,228	33,081	33,862	33,857	33,869	33,953	33,951
2008		21,277	33,535	36,271	37,086	37,763	37,837	37,933	37,939	37,930
2009			28,299	36,965	38,078	39,342	39,731	39,819	39,907	40,189
2010				43,699	58,638	60,295	61,106	62,155	62,227	62,241
2011					71,668	89,963	91,718	92,185	93,312	93,720
2012						69,056	79,584	82,720	84,250	85,196
2013							50,664	65,528	67,838	69,775
2014								61,561	76,007	79,751
2015									52,589	70,078
2016										42,252
									Total	615,083
					All outstanding liabilities before 2007, net of reinsurance					6,469
				Liabilities for loss and loss adjustment expenses, net of reinsurance						38,978

E&S - Liability (in thousands)
Incurred Loss and Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2016
Accident Year	2011	2012	2013	2014	2015	2016	IBNR	Cumulative Number of Reported Claims
2007	$—	—	—	—	—	—	—	—
2008	92	169	146	119	52	(162)	(270)	35
2009	885	1,053	938	728	710	96	(630)	274
2010	3,294	4,106	3,369	4,299	3,831	3,055	(1,778)	797
2011	8,127	7,102	9,853	12,207	10,273	9,652	(599)	1,303
2012		42,367	42,621	43,175	46,149	46,165	9,289	1,982
2013			55,468	60,309	67,099	69,112	21,956	2,128
2014				55,316	63,505	69,929	29,236	1,888
2015					75,498	76,432	48,390	2,313
2016						94,451	84,328	1,760
					Total	368,730

E&S - Liability (in thousands)
Cumulative Paid Loss and Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2011	2012	2013	2014	2015	2016
2007	$—	—	—	—	—	—
2008	—	24	70	80	79	92
2009	—	198	431	605	626	709
2010	—	1,218	2,570	3,574	4,078	4,513
2011	—	806	3,200	6,445	9,954	9,912
2012		3,722	7,914	16,430	25,064	32,343
2013			2,715	9,470	21,980	35,200
2014				2,353	12,234	25,571
2015					3,036	13,057
2016						3,720
					Total	125,117
	All outstanding liabilities before 2007, net of reinsurance					—
	Liabilities for loss and loss adjustment expenses, net of reinsurance					243,613

In 2011, the Parent purchased MUSIC, a wholly-owned E&S Lines subsidiary of Montpelier Re Holdings, Ltd. Under the terms of the purchase agreement, the Parent acquired loss and loss adjustment reserves amounting to approximately $15 million. All development on this acquired business was fully reinsured as of the acquisition date.

(d) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2016
Net outstanding liabilities:
Standard Commercial Lines
General liability	1,070,929
Workers compensation	936,766
Commercial automobile	402,281
Businessowners' policies	86,802
Commercial property	42,279
Other Commercial Lines	11,389
Total Standard Commercial Lines net outstanding liabilities	2,550,446

Standard Personal Lines
Personal automobile	90,416
Homeowners	38,978
Other Personal Lines	7,728
Total Personal Lines net outstanding liabilities	137,122

E&S Lines
Commercial liability	243,613
Commercial property	13,251
Total E&S Lines net outstanding liabilities	256,864

Total liabilities for unpaid loss and loss adjustment expenses, net of reinsurance	2,944,432

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	179,997
Workers compensation	223,327
Commercial automobile	17,373
Businessowners' policies	7,012
Commercial property	13,615
Other Commercial Lines	2,613
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	443,937

Standard Personal Lines
Personal automobile	55,223
Homeowners	3,206
Other Personal Lines	82,625
Total Personal Lines reinsurance recoverable on unpaid loss	141,054

E&S Lines
Commercial liability	25,741
Commercial property	468
Total E&S Lines reinsurance recoverable on unpaid loss	26,209

Total reinsurance recoverable on unpaid loss	611,200

Unallocated loss adjustment expenses	136,087

Total gross liability for unpaid loss and loss adjustment expenses	3,691,719

(e) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.5% of its ultimate losses in the first year, 12.4% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.5%	12.4	15.1	16.6	15.3	10.2	5.5	4.3	2.3	2.2
Workers compensation	19.0	23.9	14.2	8.2	5.3	3.9	3.1	2.4	2.5	1.2
Commercial automobile	38.6	17.6	14.0	12.6	9.2	3.8	1.3	1.2	0.4	0.2
Businessowners’ policies	46.9	20.1	8.3	8.0	6.2	4.8	1.6	1.5	0.9	0.8
Commercial property	70.0	26.3	2.4	0.4	0.4	0.2	0.1	0.1	0.1	0.1
Personal automobile	54.9	18.9	11.3	7.8	4.1	1.6	0.4	0.1	0.3	—
Homeowners	69.6	21.8	3.8	1.8	1.6	0.6	0.2	0.1	0.1	0.1
E&S Lines - liability	3.9	12.2	17.8	19.8	16.0	9.5

Note 10. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2016 and 2015:

Outstanding Debt					2016	Carry Value
($ in thousands)	Issuance Date	Maturity Date	Interest Rate	Original Amount	Debt Discount and Unamortized Issuance Costs	December 31, 2016	December 31, 2015
Description
Short-term:
(1) FHLBI	1/22/2015	7/22/2016	0.63%	$15,000	—	—	15,000
(2) FHLBI	12/16/2011	12/16/2016	1.25%	45,000	—	—	45,000
Total short-term debt				$60,000	—	—	60,000
Long-term:
(3) FHLBI	12/16/2016	12/16/2026	3.03%	$60,000	—	60,000	—
(4) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	—
(5) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	—
(6) Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	(4,932)	180,068	179,684
(7) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	(1,048)	98,952	98,890
(8) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	(353)	49,647	49,618
Total long-term debt				$445,000	(6,333)	438,667	328,192

Short-term Debt
(1) In January 2015, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), collectively referred to as the "Indiana Subsidiaries," borrowed $15 million in the aggregate from the FHLBI with an interest rate of 0.63%. The funds were used for general corporate purposes. We repaid this borrowing on July 22, 2016.

(2) In December 2011, the Indiana Subsidiaries borrowed $45 million in the aggregate from the FHLBI with an interest rate of 1.25%. The funds were loaned to the Parent for use in the acquisition of Mesa Underwriters Specialty Insurance Company ("MUSIC") on December 31, 2011. We repaid this borrowing in December 2016.

In addition to the above borrowings, the Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. Our Line of Credit expires on December 1, 2020, and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. There were no balances outstanding under our Line of Credit at December 31, 2016 or at any time during 2016.

Our Line of Credit agreement contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, minimum combined statutory surplus, maximum ratio of consolidated debt to total capitalization, and covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; and (v) engage in transactions with affiliates.

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2016	December 31, 2016
Consolidated net worth	Not less than $1.1 billion	$1.5 billion
Statutory surplus	Not less than $750 million	$1.6 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	22.5%
A.M. Best financial strength rating	Minimum of A-	A
1 Calculated in accordance with the Line of Credit agreement.

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

Refer to "Financial Condition, Liquidity, and Capital Resources" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." for further discussion regarding limitations on aggregate borrowings by the FHLBI and FHLBNY permitted by our Line of Credit.

Long-term Debt
(3) In the first quarter of 2009, the Indiana Subsidiaries joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $2.8 million at December 31, 2016 and $2.8 million at December 31, 2015. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates.

In December 2016, the Indiana Subsidiaries borrowed $60 million from the FHLBI at an interest rate of 3.03%. The principal amount of this borrowing is due on December 16, 2026. $45 million of the proceeds were used to repay the then outstanding $45 million borrowing from the FHLBI and the remaining $15 million was used for general corporate purposes.

All borrowings from the FHLBI require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(4) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $2.8 million at December 31, 2016 and $0.5 million at December 31, 2015. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In August 2016, SICA borrowed $25 million from the FHLBNY. The unpaid principal amount accrues interest of 1.56%. The principal amount is due on August 16, 2021.

All borrowings from the FHLBNY require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(5) In July 2016, SICA borrowed $25 million from the FHLBNY. The unpaid principal amount accrues interest of 1.61%. The principal amount is due on July 21, 2021.

(6) In February 2013, we issued $185 million of 5.875% Senior Notes due 2043. The notes are callable by us on or after February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. There are no financial debt covenants to which we are required to comply in regards to these Senior Notes.

(7) In November 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754%. Net proceeds of approximately $50 million were used to fund an irrevocable trust to provide for certain payment obligations in respect of our outstanding debt. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

(8) In November 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27%. We contributed $25 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

Note 11. Segment Information
The disaggregated results of our four reportable segments are used by senior management to manage our operations. These reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholders dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios.

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

Our combined insurance segments are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2016, approximately 20% of NPW were related to insurance policies written in New Jersey.

The goodwill balance of $7.8 million at both December 31, 2016 and 2015 relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues from continuing operations (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment
Years ended December 31,
($ in thousands)	2016	2015	2014
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$398,942	358,909	333,310
Workers compensation	308,233	290,075	274,585
General liability	527,859	483,291	444,938
Commercial property	293,438	269,022	244,792
Businessowners’ policies	97,754	93,428	85,788
Bonds	23,227	20,350	19,288
Other	16,030	14,367	13,011
Miscellaneous income	7,782	6,343	14,747
Total Standard Commercial Lines revenue	1,673,265	1,535,785	1,430,459
Standard Personal Lines:
Net premiums earned:
Personal automobile	142,876	146,784	151,317
Homeowners	130,973	134,382	134,273
Other	6,758	6,968	11,157
Miscellaneous income	1,098	1,113	1,834
Total Standard Personal Lines revenue	281,705	289,247	298,581
E&S Lines:
Net premiums earned:
Commercial liability	151,638	126,064	99,086
Commercial property	51,844	46,269	41,064
Miscellaneous income	1	—	17
Total E&S Lines revenue	203,483	172,333	140,167
Investments:
Net investment income	130,754	121,316	138,708
Net realized investment (losses) gains	(4,937)	13,171	26,599
Total investment revenues	125,817	134,487	165,307
Total all segments	2,284,270	2,131,852	2,034,514
Other income	—	—	347
Total revenues	$2,284,270	2,131,852	2,034,861

Income before Federal Income Tax
Years ended December 31,
($ in thousands)	2016	2015	2014
Standard Commercial Lines:
Underwriting gain, before federal income tax	$146,435	164,496	61,221
GAAP combined ratio	91.2%	89.2%	95.7%
Statutory combined ratio	89.9%	89.2%	95.5%

Standard Personal Lines:
Underwriting gain, before federal income tax	12,419	1,336	16,536
GAAP combined ratio	95.6%	99.5%	94.4%
Statutory combined ratio	95.2%	99.9%	94.5%

E&S Lines:
Underwriting (loss) gain, before federal income tax	(6,921)	(16,803)	386
GAAP combined ratio	103.4%	109.8%	99.7%
Statutory combined ratio	102.1%	108.4%	99.2%

Investments:
Net investment income	$130,754	121,316	138,708
Net realized investment (losses) gains	(4,937)	13,171	26,599
Total investment income, before federal income tax	125,817	134,487	165,307
Tax on investment income	30,621	32,090	43,811
Total investment income, after federal income tax	$95,196	102,397	121,496

Reconciliation of Segment Results to Income before Federal Income Tax
Years ended December 31,
($ in thousands)	2016	2015	2014
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$146,435	164,496	61,221
Standard Personal Lines	12,419	1,336	16,536
E&S Lines	(6,921)	(16,803)	386
Investment income, before federal income tax	125,817	134,487	165,307
Total all segments	277,750	283,516	243,450
Interest expense	(22,771)	(22,428)	(23,063)
General corporate and other expenses	(35,024)	(28,396)	(23,256)
Income, before federal income tax	$219,955	232,692	197,131

Note 12. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2016	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$158,495	57,889	$2.74

Effect of dilutive securities:
Stock compensation plans	—	858

Diluted EPS:
Net income available to common stockholders	$158,495	58,747	$2.70

2015	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$165,861	57,212	$2.90

Effect of dilutive securities:
Stock compensation plans	—	944

Diluted EPS:
Net income available to common stockholders	$165,861	58,156	$2.85

2014	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$141,827	56,310	$2.52

Effect of dilutive securities:
Stock compensation plans	—	1,041

Diluted EPS:
Net income available to common stockholders	$141,827	57,351	$2.47

Note 13. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2016	2015	2014
Tax at statutory rate of 35%	$76,984	81,442	68,996
Tax-advantaged interest	(12,126)	(13,164)	(12,926)
Dividends received deduction	(1,114)	(1,817)	(1,121)
Other	(2,284)	370	355
Federal income tax expense from continuing operations	$61,460	66,831	55,304

(b) The tax effects of the significant temporary differences that give rise to deferred tax assets and liabilities are as follows:

($ in thousands)	2016	2015
Deferred tax assets:
Net loss reserve discounting	$70,065	74,436
Net unearned premiums	78,201	72,057
Employee benefits	17,881	30,432
Long-term incentive compensation plans	17,750	15,551
Temporary investment write-downs	2,475	5,419
Other investment related items, net	1,484	—
Net operating loss	771	1,454
Other	8,344	8,132
Total deferred tax assets	196,971	207,481
Deferred tax liabilities:
Deferred policy acquisition costs	75,310	72,481
Unrealized gains on investment securities	22,681	24,228
Other investment-related items, net	—	5,566
Accelerated depreciation and amortization	14,140	12,510
Total deferred tax liabilities	112,131	114,785
Net deferred federal income tax asset	$84,840	92,696

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we have no valuation allowance recognized for federal deferred tax assets at December 31, 2016 or 2015.

As of December 31, 2016, we had federal tax net operating loss ("NOL") carryforwards of $2.2 million. These NOLs, which are subject to an annual limitation of $1.9 million, will expire between 2030 and 2031 as follows:

($ in thousands)	Gross NOL	Tax Effected NOL
2030	$2,124	744
2031	79	28
Total NOL carryforwards	$2,203	772

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $23.8 million at December 31, 2016, $22.0 million at December 31, 2015, and $20.2 million at December 31, 2014.

We have analyzed our tax positions in all open tax years, which as of December 31, 2016 were 2013 through 2015. The 2013 tax year is currently under audit. We do not expect any material adjustments to arise out of the 2013 audit. We do not have unrecognized tax expense or benefit as of December 31, 2016.

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

Note 14. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan, which is available to most of our employees and is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 ("ERISA").  Expense recorded for this plan was $15.0 million in 2016, $14.1 million in 2015, and $13.4 million in 2014.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides these employees the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the employee deferrals, SICA may choose to make matching contributions to some or all of the participants in this plan to the extent the participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. Expense recorded for these contributions was $0.3 million in 2016 and $0.2 million in both 2015 and 2014.

(c) Retirement Income Plan and Retirement Life Plan
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory defined benefit plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

In addition to the Pension Plan, SICA also sponsors the Supplemental Excess Retirement Plan (the "Excess Plan") and a life insurance benefit plan (the "Retirement Life Plan"). Both of these plans are closed to new entrants and participants in the Excess Plan ceased accruing benefits after March 31, 2016. The Retirement Life Plan does not accrue benefits and this plan applies only to retirees who terminated employment with SICA on or before March 31, 2009. These are both unfunded plans with benefit obligations as of December 31, 2016 and December 31, 2015 of $9.1 million and $8.5 million, respectively, for the Excess Plan and $6.3 million and $6.0 million, respectively, for the Retiree Life Plan. Expense recorded for the Excess Plan was $0.5 million in 2016, $0.8 million in 2015, and $0.6 million in 2014. Expense recorded for the Retiree Life Plan was $0.3 million in 2016 and 2015, and $0.4 million in 2014.

The following tables provide details on the Pension Plan for 2016 and 2015:

December 31,	Pension Plan
($ in thousands)	2016	2015
Change in Benefit Obligation:
Benefit obligation, beginning of year	$310,308	322,271
Service cost	1,647	7,215
Interest cost	12,336	13,668
Actuarial losses (gains)	15,086	(24,994)
Benefits paid	(8,789)	(7,852)
Benefit obligation, end of year	$330,588	310,308

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$249,700	253,452
Actual return on plan assets, net of expenses	21,079	(7,600)
Contributions by the employer to funded plans	54,525	11,700
Benefits paid	(8,789)	(7,852)
Fair value of assets, end of year	$316,515	249,700

Funded status	$(14,073)	(60,608)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(14,073)	(60,608)
Net pension liability, end of year	$(14,073)	(60,608)

Amounts Recognized in AOCI:
Net actuarial loss	$85,845	80,828
Total	$85,845	80,828

Other Information as of December 31:
Accumulated benefit obligation	$330,588	310,307

Weighted-Average Liability Assumptions as of December 31:
Discount rate	4.41%	4.69
Rate of compensation increase	—	4.00

	Pension Plan
($ in thousands)	2016	2015	2014
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$1,647	7,215	5,763
Interest cost	12,336	13,668	12,776
Expected return on plan assets	(17,309)	(15,969)	(15,671)
Amortization of unrecognized actuarial loss	6,299	6,831	1,776
Total net periodic cost	$2,973	11,745	4,644

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$11,316	(1,425)	52,556
Reversal of amortization of net actuarial loss	(6,299)	(6,831)	(1,776)
Total recognized in other comprehensive income	$5,017	(8,256)	50,780

Total recognized in net periodic benefit cost and other comprehensive income	$7,990	3,489	55,424

The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2017 fiscal year is $1.9 million. This is lower than the $6.3 million amortized in 2016 due to a change in the amortization period for the net actuarial loss. Historically, the amortization period was the average remaining service life of the active participants. However, as the Pension Plan is no longer accruing service benefits, the amortization period has changed to the average remaining life expectancy of plan participants.

	Pension Plan
	2016	2015	2014
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	4.69%	4.29	5.16
Expected return on plan assets	6.37	6.27	6.92
Rate of compensation increase[1]	—	4.00	4.00
1This assumption was 4.00% through March 31, 2016, the date after which benefits ceased accruing for all participants of the Pension Plan.

Our latest measurement date was December 31, 2016 and we decreased our expected return on plan assets to 6.24%, reflecting the current interest rate environment.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled. Effective January 1, 2016, the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans was changed to provide a more precise measurement of service and interest costs.  Prior to 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2016, we elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We have accounted for this change prospectively as a change in accounting estimate. The weighted average discount rate used to determine 2017 interest cost is 3.83%.

Plan Assets
Assets of the Pension Plan are invested to ensure that principal is preserved and enhanced over time. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2017, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved.

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

The plan’s target ranges, as well as the actual weighted average asset allocation by asset class, at December 31 were as follows:

	2016		2015
	Target Ranges	Actual Percentage	Actual Percentage
Long duration fixed income	40%-100%	53%	60%
Global equity	0%-40%	33%	36%
Alternatives & other return seeking assets[1]	0%-30%	6%	3%
Cash and short-term investments	0%-5%	8%	1%
Total	—%	100%	100%
1Includes limited partnerships.

At December 31, 2016, the Pension Plan's allocation to cash and short-term investments was slightly above the targeted range, as we were analyzing the most effective deployment of these balances considering current market conditions.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2016 or 2015.

The techniques used to determine the fair value of the Pension Plan's invested assets are as follows:

•
Short-term investments are carried at cost, which approximates fair value.  Given that these investments are listed on active exchanges, coupled with their liquid nature, these investments are classified as Level 1 in the fair value hierarchy.

•
The deposit administration contract is carried at cost, which approximates fair value.  Given the liquid nature of the underlying investments in overnight cash deposits and other short-term duration products, we have determined that a correlation exists between the deposit administration contract and other short-term investments, such as money market funds.  As such, this investment is classified as Level 2 in the fair value hierarchy.

•
The long-duration fixed income mutual funds utilize a market approach wherein the quoted prices in the active market for identical assets are used.  All of the mutual funds are traded in active markets at their net asset value per share.  These investments are classified as Level 1 in the fair value hierarchy.

•
The investments in global equity collective investment funds and in private equity limited partnerships are valued utilizing net asset value as a practical expedient for fair value.  These investments are not classified in the fair value hierarchy.

For discussion regarding the levels within the fair value hierarchy, see Note 2. "Summary of Significant Accounting Policies."

In addition, refer to Note 5. "Investments" for discussion regarding the limited partnership investment strategies, excluding the middle market lending strategy, as these investments are not part of the Pension Plan.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2016		Fair Value Measurements at 12/31/16 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/16	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long-duration fixed income:
Global asset allocation fund	$37,878	37,878	—	—
Extended duration fixed income	131,457	131,457	—	—
Total long duration fixed income	169,335	169,335	—	—
Cash and short-term investments:
Short-term investments	23,722	23,722	—	—
Deposit administration contracts	1,832	—	1,832	—
Total cash and short-term investments	25,554	23,722	1,832	—
Global equity, at net asset value[1]:
Non-U.S. equity	48,836	—	—	—
U.S. equity	55,073	—	—	—
Total global equity	103,909	—	—	—
Private equity (limited partnerships, at net asset value)[1]:
Real assets	15,466	—	—	—
Private equity	1,615	—	—	—
Private credit	1,108	—	—	—
Total private equity	18,189	—	—	—
Total invested assets	$316,987	193,057	1,832	—

December 31, 2015		Fair Value Measurements at 12/31/15 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/15	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Long-duration fixed income:
Global asset allocation fund	$33,565	33,565	—	—
Extended duration fixed income	117,297	117,297	—	—
Total long duration fixed income	150,862	150,862	—	—
Cash and short-term investments:
Short-term investments	1,600	1,600	—	—
Deposit administration contracts	1,418	—	1,418	—
Total cash and short-term investments	3,018	1,600	1,418	—
Global equity, at net asset value[1]:
Non-U.S. equity	42,603	—	—	—
U.S. equity	46,840	—	—	—
Total global equity	89,443	—	—	—
Private equity (limited partnerships, at net asset value)[1]:
Private equity	2,626	—	—	—
Real assets	2,514	—	—	—
Private credit	1,318	—	—	—
Total private equity	6,458	—	—	—
Total invested assets	$249,781	152,462	1,418	—
1In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2017, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2017	$10,830
2018	12,041
2019	13,125
2020	14,184
2021	15,124
2022-2026	89,771

Note 15. Share-Based Payments
Active Plans
As of December 31, 2016, the following four plans were available for the issuance of share-based payment awards:

•	The 2014 Omnibus Stock Plan (the "Stock Plan");

•	The Cash Incentive Plan, amended and restated effective as of May 1, 2014 (the "Cash Plan");

•	The Employee Stock Purchase Plan (2009) ("ESPP"); and

•	The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
Agent Plan
Approved by stockholders on April 26, 2006.
Most recently amended and restated plan was approved on December 13, 2016 by the Parent's Board of Directors' Salary and Employee Benefits Committee. The amendment was effective February 1, 2017.

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

ESPP
Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.

Agent Plan
Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2016 are as follows:

As of December 31, 2016	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	3,500,000	2,835,694	607,156
ESPP	1,500,000	574,722	—
Agent Plan	3,000,000	1,867,287	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2016	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	2,664,594	726,394
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	67,242	67,242
1 Awards outstanding under the 2005 Stock Plan consisted of 371,003 RSUs and 355,391 stock options.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2015	1,018,530	$22.55
Granted in 2016	299,670	32.53
Vested in 2016	(389,245)	21.56
Forfeited in 2016	(12,315)	24.97
Unvested RSU awards at December 31, 2016	916,640	$26.20

As of December 31, 2016, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $5.3 million. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of RSUs vested was $12.6 million for 2016, $10.3 million for 2015, and $8.5 million for 2014. In connection with vested RSUs, the total value of the DEU shares that vested was $0.7 million during each of 2016, 2015, and 2014.

Option Transactions
A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2015	493,428	$17.84
Granted in 2016	—	—
Exercised in 2016	(138,037)	20.33
Forfeited or expired in 2016	—	—
Outstanding at December 31, 2016	355,391	$16.87	2.14	$9,304
Exercisable at December 31, 2016	355,391	$16.87	2.14	$9,304

The total intrinsic value of options exercised was $2.3 million during 2016, $2.2 million in 2015, and $0.8 million in 2014.

CIU Transactions
The liability recorded in connection with our Cash Plan was $32.0 million at December 31, 2016 and $26.5 million at December 31, 2015. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.2 years. The CIU payments made were $14.3 million in 2016, $10.2 million in 2015, and $9.0 million in 2014.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2016	2015	2014
ESPP Issuances	88,432	100,944	106,832
Agent Plan Issuances	69,867	82,142	78,724

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

	ESPP
	2016	2015	2014
Risk-free interest rate	0.47%	0.10	0.07
Expected term	6 months	6 months	6 months
Dividend yield	1.7%	2.0	2.0
Expected volatility	31%	20	21

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2016, 2015, and 2014 was as follows:

	2016	2015	2014
RSUs	$32.53	25.22	21.58
ESPP:
Six month option	2.63	1.26	1.24
Discount of grant date market value	5.23	4.16	3.87
Total ESPP	7.86	5.42	5.11
Agent Plan:
Discount of grant date market value	3.79	2.94	2.42

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

Expense Recognition
The following table provides share-based compensation expense in 2016, 2015, and 2014:

($ in millions)	2016	2015	2014
Share-based compensation expense, pre-tax	$30.3	23.8	18.6
Income tax benefit	(10.3)	(8.0)	(6.2)
Share-based compensation expense, after-tax	$20.0	15.8	12.4

Note 16. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners and includes the right to participate in the Agent Plan. Mr. Rue’s son is President, and an employee, of Rue Insurance and Mr. Rue’s daughter is an employee of Rue Insurance. Our relationship with Rue Insurance has existed since 1928.

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $10.4 million in 2016, $9.6 million in 2015, and $9.0 million in 2014. In return, the Insurance Subsidiaries paid standard market commissions to Rue Insurance of $2.1 million in 2016, $1.7 million in 2015, and $1.6 million in 2014 including supplemental commissions. Amounts due to Rue Insurance at December 31, 2016 and December 31, 2015 were $0.7 million and $0.6 million, respectively.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made no contributions to the Foundation in 2016. We made contributions to the Foundation in the amount of $1.0 million in 2015 and $0.8 million in 2014.

Note 17. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2016, we had purchased such annuities with a present value of $17.9 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space, equipment, and fleet vehicles. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $17.3 million in 2016, $17.4 million in 2015, and $15.6 million in 2014. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2019. See item (p) of Note 2. "Summary of Significant Accounting Policies" in this Form 10-K for information on our accounting policy regarding leases.

In addition, certain of these leases are non-cancelable, and liability for payment will continue even though the leased asset may no longer be in use. At December 31, 2016, the total future minimum rental commitments under non-cancelable leases were as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2017	$4.0	9.1	13.1
2018	2.2	7.7	9.9
2019	0.1	5.6	5.7
2020	—	4.4	4.4
2021	—	2.9	2.9
After 2021	—	4.7	4.7
Total minimum payment required	$6.3	34.4	40.7

(c) At December 31, 2016, we have contractual obligations that expire at various dates through 2030 to invest up to an additional $143.7 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K.

Note 18. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid losses and loss expense reserves. We expect that any potential ultimate liability in such ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows after consideration of provisions made for potential losses and costs of defense.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies. Similarly, our Insurance Subsidiaries are also named from time-to-time in individual actions seeking extra-contractual damages, punitive damages, or penalties, some of which allege bad faith in the handling of insurance claims. We believe that we have valid defenses to these cases. We expect that any potential ultimate liability in any such lawsuit will not be material to our consolidated financial condition, after consideration of provisions made for estimated losses. Nonetheless, given the inherent unpredictability of litigation and the large or indeterminate amounts sought in certain of these actions, an adverse outcome in certain matters could possibly have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

As of December 31, 2016, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 19. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2016, the various state insurance departments of domicile have adopted the March 2016 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2016	2015	2016	2015	2016	2015	2014
SICA	New Jersey	$414.4	366.6	568.6	520.8	72.2	69.6	83.9
Selective Way Insurance Company ("SWIC")	New Jersey	260.5	223.6	309.5	272.6	41.2	42.3	37.0
SICSC	Indiana	110.6	96.6	141.9	127.9	17.4	15.9	14.0
SICSE	Indiana	83.5	70.7	109.1	96.2	13.4	12.1	10.5
SICNY	New York	74.1	65.3	101.8	93.0	12.9	12.7	10.3
Selective Insurance Company of New England ("SICNE")	New Jersey	13.6	9.2	43.7	39.4	5.9	5.5	4.4
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	36.9	26.4	79.8	69.2	11.5	10.8	9.1
MUSIC	New Jersey	16.7	7.0	85.2	75.5	9.7	9.5	7.3
Selective Casualty Insurance Company ("SCIC")	New Jersey	26.6	17.8	101.0	92.3	12.6	12.1	9.6
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	11.3	7.5	43.2	39.4	5.5	5.3	4.2
Total		$1,048.2	890.7	1,583.8	1,426.3	202.3	195.8	190.3

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2016 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. As of December 31, 2016, the Parent had an aggregate of $91.7 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than standard state insolvency restrictions, whereas our consolidated retained earnings of $1.5 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2017, the Insurance Subsidiaries have the ability to provide for $192.7 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $68.6 million as of December 31, 2016, after considering that borrowings under these lending agreements are restricted to 10% of the admitted assets of these respective subsidiaries. For additional information regarding the Parent's Line of Credit, refer to "Financial Condition, Liquidity, and Capital Resources" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

Insurance Subsidiaries Dividend Restrictions
As noted above, the restriction on our net assets and retained earnings is predominantly driven by our Insurance Subsidiaries' ability to pay dividends to the Parent under applicable law and regulations. Under the insurance laws of the domiciliary states of the Insurance Subsidiaries, New Jersey, Indiana, and New York, an insurer can potentially make an ordinary dividend payment if its statutory surplus following such dividend is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and the dividend does not exceed the insurer's unassigned surplus. In general, New Jersey defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the greater of 10% of the insurer's statutory surplus as of the preceding December 31, or the insurer's net income (excluding capital gains) for the 12-month period ending on the preceding December 31. Indiana's ordinary dividend calculation differs from New Jersey's, in that it is the lessor of 10% of the insurer's statutory surplus, or the insurer's net income. Indiana's net income is computed by subtracting the amount of dividends paid in the first and second preceding calendar years from the aggregate net income (excluding capital gains), of the second and third preceding calendar years.

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

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2016 for debt service, shareholder dividends, and general operating purposes:

Dividends		Twelve Months ended December 31, 2016
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$26.0
SWIC	New Jersey	12.0
SICSC	Indiana	5.0
SICSE	Indiana	2.0
SICNY	New York	5.0
SICNE	New Jersey	2.0
SAICNJ	New Jersey	1.5
SCIC	New Jersey	5.5
SFCIC	New Jersey	2.0
Total		$61.0

Based on the 2016 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2017 are as follows:

		2017
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$72.2
SWIC	New Jersey	40.4
SICSC	Indiana	13.8
SICSE	Indiana	10.9
SICNY	New York	10.2
SICNE	New Jersey	5.9
SAICNJ	New Jersey	11.5
MUSIC	New Jersey	9.7
SCIC	New Jersey	12.6
SFCIC	New Jersey	5.5
Total		$192.7

Note 20. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2016	2015	2016	2015	2016	2015	2016	2015
Net premiums earned	$522,458	476,123	531,932	490,309	542,429	507,390	552,753	516,087
Net investment income earned	30,769	26,917	31,182	32,230	33,375	32,061	35,428	30,108
Net realized (losses) gains	(2,704)	18,883	1,765	(3,420)	3,688	308	(7,686)	(2,600)
Underwriting income	40,955	26,021	43,777	29,124	32,033	44,831	35,168	49,053
Net income	37,032	39,708	43,601	33,768	38,502	46,996	39,360	45,389
Other comprehensive income (loss)	45,422	3,827	36,010	(35,944)	(9,798)	6,290	(78,159)	(3,386)
Comprehensive income (loss)	82,454	43,535	79,611	(2,176)	28,704	53,286	(38,799)	42,003
Net income per share:
Basic	0.64	0.70	0.75	0.59	0.66	0.82	0.68	0.79
Diluted	0.63	0.69	0.74	0.58	0.66	0.81	0.67	0.78
Dividends to stockholders[1]	0.15	0.14	0.15	0.14	0.15	0.14	0.16	0.15
Price range of common stock:[2]
High	36.92	30.10	38.67	29.60	41.30	32.50	44.00	37.91
Low	29.27	25.49	33.60	26.28	35.90	28.10	34.95	30.36

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

1 See Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” for a discussion of dividend restrictions.

2 These ranges of high and low prices of the Parent’s common stock, as reported by the NASDAQ Global Select Market, represent actual transactions. Price quotations do not include retail markups, markdowns, and commissions. The range of high and low prices for common stock for the period beginning January 3, 2017 and ending February 14, 2017 was $38.50 to $44.35.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP, has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 21, 2017

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2016, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services.
Information about the fees and services of our principal accountants appears under "Audit Committee Report" and "Fees of Independent Registered Public Accounting Firm" in the "Information About Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 21, 2017
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	February 21, 2017
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 21, 2017
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 21, 2017
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 21, 2017
Paul D. Bauer
Director

*	February 21, 2017
A. David Brown
Director

*	February 21, 2017
John C. Burville
Director

*	February 21, 2017
Robert Kelly Doherty
Director

*	February 21, 2017
Michael J. Morrissey
Director

*	February 21, 2017
Cynthia S. Nicholson
Director

*	February 21, 2017
Ronald L. O’Kelley
Director

*	February 21, 2017
William M. Rue
Director

*	February 21, 2017
John S. Scheid
Director

*	February 21, 2017
J. Brian Thebault
Director

*	February 21, 2017
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 21, 2017
Michael H. Lanza
Attorney-in-fact

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2016

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$77,466	79,916	77,783
Public utilities	8,589	9,292	8,579
All other corporate securities	14,122	14,783	13,989
Commercial mortgage-backed securities	1,220	1,220	1,205
Total fixed income securities, held-to-maturity	101,397	105,211	101,556

Available-for-sale:
U.S. government and government agencies	75,139	77,333	77,333
Foreign government	26,559	26,865	26,865
Obligations of states and political subdivisions	1,366,287	1,379,593	1,379,593
Public utilities	108,664	110,000	110,000
All other corporate securities	1,867,892	1,887,753	1,887,753
Collateralized loan obligation securities and other asset-backed securities	527,876	528,960	528,960
Commercial mortgage-backed securities	256,356	256,842	256,842
Residential mortgage-backed securities	524,986	525,194	525,194
Total fixed income securities, available-for-sale	4,753,759	4,792,540	4,792,540

Equity securities:
Common stock:
Banks, trusts and insurance companies	14,056	17,648	17,648
Industrial, miscellaneous and all other	90,607	112,960	112,960
Total common stock, available-for-sale	104,663	130,608	130,608

Preferred stock:
Banks, trusts and insurance companies	16,226	16,145	16,145
Total preferred stock, available-for-sale	16,226	16,145	16,145
Total equity securities, available-for-sale	120,889	146,753	146,753
Short-term investments	221,701	221,701	221,701
Other investments	102,397		102,397
Total investments	$5,300,143		5,364,947

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2016	2015
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $73,471 – 2016; $61,794 – 2015)	$73,509	61,567
Short-term investments	17,777	29,116
Cash	458	898
Investment in subsidiaries	1,845,410	1,716,681
Current federal income tax	19,766	18,297
Deferred federal income tax	19,562	17,513
Other assets	840	670
Total assets	$1,977,322	1,844,742

Liabilities:
Long-term debt	$328,667	328,192
Intercompany notes payable	79,324	86,163
Accrued long-term stock compensation	32,029	26,465
Other liabilities	5,932	5,881
Total liabilities	$445,952	446,701

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 101,620,436 – 2016; 100,861,372 – 2015	203,241	201,723
Additional paid-in capital	347,295	326,656
Retained earnings	1,568,881	1,446,192
Accumulated other comprehensive loss	(15,950)	(9,425)
Treasury stock – at cost (shares: 43,653,237 – 2016; 43,500,642 – 2015)	(572,097)	(567,105)
Total stockholders’ equity	1,531,370	1,398,041
Total liabilities and stockholders’ equity	$1,977,322	1,844,742

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2016	2015	2014
Revenues:
Dividends from subsidiaries	$61,014	57,752	57,511
Net investment income earned	1,259	852	620
Net realized (losses) gains	(220)	—	2
Other income	—	—	340
Total revenues	62,053	58,604	58,473

Expenses:
Interest expense	24,030	24,057	24,817
Other expenses	35,020	28,393	23,598
Total expenses	59,050	52,450	48,415

Income before federal income tax	3,003	6,154	10,058

Federal income tax benefit:
Current	(17,924)	(16,609)	(15,920)
Deferred	(2,143)	(1,603)	(646)
Total federal income tax benefit	(20,067)	(18,212)	(16,566)

Net income before equity in undistributed income of subsidiaries	23,070	24,366	26,624

Equity in undistributed income of subsidiaries, net of tax	135,425	141,495	115,203

Net income	$158,495	165,861	141,827

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2016	2015	2014
Operating Activities:
Net income	$158,495	165,861	141,827

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(135,425)	(141,495)	(115,203)
Stock-based compensation expense	10,449	8,973	8,702
Net realized losses (gains)	220	—	(2)
Amortization – other	648	740	1,421

Changes in assets and liabilities:
Increase in accrued long-term stock compensation	5,564	4,575	1,062
(Increase) decrease in net federal income taxes	(3,612)	(3,052)	10,977
(Decrease) increase in other assets	(202)	(12)	1,165
Increase (decrease) in other liabilities	80	(202)	(120)
Net cash provided by operating activities	36,217	35,388	49,829

Investing Activities:
Purchase of fixed income securities, available-for-sale	(45,789)	(33,717)	(18,511)
Redemption and maturities of fixed income securities, available-for-sale	14,983	21,578	23,210
Sale of fixed income securities, available-for-sale	18,768	—	300
Purchase of short-term investments	(119,501)	(106,933)	(102,717)
Sale of short-term investments	130,841	94,422	101,510
Net cash (used in) provided by investing activities	(698)	(24,650)	3,792

Financing Activities:
Dividends to stockholders	(33,758)	(31,052)	(28,428)
Acquisition of treasury stock	(4,992)	(4,182)	(3,563)
Net proceeds from stock purchase and compensation plans	7,811	10,089	7,283
Excess tax benefits from share-based payment arrangements	1,819	1,736	1,020
Principal payment on borrowings from subsidiaries	(6,839)	(2,798)	(13,759)
Net cash used in financing activities	(35,959)	(26,207)	(37,447)

Net (decrease) increase in cash	(440)	(15,469)	16,174
Cash, beginning of year	898	16,367	193
Cash, end of year	$458	898	16,367

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2016

($ in thousands)	Deferred policy acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$181,193	3,098,554	884,976	1,665,483	—	913,506	367,813	237,730	1,745,782
Standard Personal Lines Segment	16,664	286,081	282,111	280,607	—	177,749	34,105	56,334	281,822
E&S Lines Segment	24,707	307,084	95,732	203,482	—	143,542	48,410	18,451	209,684
Investments Segment	—	—	—	—	125,817	—	—	—	—
Total	$222,564	3,691,719	1,262,819	2,149,572	125,817	1,234,797	450,328	312,515	2,237,288

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2The total of “Amortization of deferred policy acquisition costs” of $450,328 and “Other operating expenses” of $312,515 reconciles to the Consolidated Statements of Income as follows:

Policy acquisition costs	$763,758
Other income[3]	(8,881)
Other expenses[3]	7,966
Total	$762,843

3 In addition to amounts related to the Standard Commercial Lines, Standard Personal Lines, and E&S Lines, “Other income” and “Other expenses” on the Consolidated Statements of Income includes holding company income and expense amounts of $0 and $35,023, respectively.

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

 Year ended December 31, 2015

($ in thousands)	Deferred policy acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$171,476	2,998,749	803,648	1,529,442	—	819,573	323,753	221,620	1,596,965
Standard Personal Lines Segment	17,258	265,054	276,533	288,134	—	200,237	33,638	52,923	283,926
E&S Lines Segment	24,425	253,925	89,529	172,333	—	128,731	42,044	18,361	189,013
Investments Segment	—	—	—	—	134,487	—	—	—	—
Total	$213,159	3,517,728	1,169,710	1,989,909	134,487	1,148,541	399,435	292,904	2,069,904

1Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 The total of “Amortization of deferred policy acquisition costs” of $399,435 and “Other operating expenses” of $292,904 reconciles to the Consolidated Statements of Income as follows:

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

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2014

($ in thousands)	Deferred policy acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income[1]	Losses and loss expenses incurred	Amortization of deferred policy acquisition costs[2]	Other operating expenses[3]	Net premiums written
Standard Commercial Lines Segment	$147,285	3,000,796	734,697	1,415,712	—	870,018	295,774	188,699	1,441,047
Standard Personal Lines Segment	17,495	279,761	285,777	296,747	—	197,182	34,851	48,178	292,061
E&S Lines Segment	20,828	197,313	75,345	140,150	—	90,301	33,670	15,793	152,172
Investments Segment	—	—	—	—	165,307	—	—	—	—
Total	$185,608	3,477,870	1,095,819	1,852,609	165,307	1,157,501	364,295	252,670	1,885,280

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

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2016, 2015, and 2014

($ thousands)	Direct Amount	Assumed From Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed To Net
2016
Premiums earned:
Accident and health insurance	$32	—	—	32	—
Property and liability insurance	2,484,683	28,214	363,357	2,149,540	1%
Total premiums earned	2,484,715	28,214	363,357	2,149,572	1%

2015
Premiums earned:
Accident and health insurance	$37	—	37	—	—
Property and liability insurance	2,330,230	23,209	363,530	1,989,909	1%
Total premiums earned	2,330,267	23,209	363,567	1,989,909	1%

2014
Premiums earned:
Accident and health insurance	$44	—	44	—	—
Property and liability insurance	2,183,214	34,653	365,258	1,852,609	2%
Total premiums earned	2,183,258	34,653	365,302	1,852,609	2%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2016, 2015, and 2014

($ in thousands)	2016	2015	2014
Balance, January 1	$10,122	11,037	9,542
Additions	4,669	3,604	4,617
Deductions	(3,311)	(4,519)	(3,122)
Balance, December 31	$11,480	10,122	11,037

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

10.18*	Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017.

10.19+	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

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

10.26*	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of February 1, 2017.

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

Exhibit Number
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

10.34+
Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 31, 2016, File No. 001-33067).

10.35	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of December 1, 2015.

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