Form 10-Q
period 2017-03-31
SELECTIVE INSURANCE GROUP INC
filed 2017-04-27
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
or

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
Yes☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes☐           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes☐          No☒
As of April 14, 2017, there were 58,248,140 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $88,339 – 2017; $105,211 – 2016)	$84,836	101,556
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,805,368 – 2017; $4,753,759 – 2016)	4,867,005	4,792,540
Equity securities, available-for-sale – at fair value (cost: $124,614 – 2017; $120,889 – 2016)	154,918	146,753
Short-term investments (at cost which approximates fair value)	247,207	221,701
Other investments	106,796	102,397
Total investments (Note 4 and 6)	5,460,762	5,364,947
Cash	483	458
Interest and dividends due or accrued	40,239	40,164
Premiums receivable, net of allowance for uncollectible accounts of: $6,613 – 2017; $5,980 – 2016	707,677	681,611
Reinsurance recoverable, net of allowance for uncollectible accounts of: $5,000 – 2017; $5,500 – 2016	580,386	621,537
Prepaid reinsurance premiums	145,436	146,282
Current federal income tax	—	2,486
Deferred federal income tax	72,218	84,840
Property and equipment – at cost, net of accumulated depreciation and amortization of: $202,917 – 2017; $198,729 – 2016	68,503	69,576
Deferred policy acquisition costs	227,622	222,564
Goodwill	7,849	7,849
Other assets	92,921	113,534
Total assets	$7,404,096	7,355,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 8)	$3,679,471	3,691,719
Unearned premiums	1,299,823	1,262,819
Long-term debt	438,782	438,667
Current federal income tax	11,552	—
Accrued salaries and benefits	96,322	132,880
Other liabilities	285,567	298,393
Total liabilities	$5,811,517	5,824,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,028,447 – 2017; 101,620,436 – 2016	204,057	203,241
Additional paid-in capital	354,239	347,295
Retained earnings	1,609,862	1,568,881
Accumulated other comprehensive income (loss) (Note 11)	2,090	(15,950)
Treasury stock – at cost (shares: 43,780,884 – 2017; 43,653,237 – 2016)	(577,669)	(572,097)
Total stockholders’ equity	$1,592,579	1,531,370
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,404,096	7,355,848

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2017	2016
Revenues:
Net premiums earned	$560,854	522,458
Net investment income earned	37,419	30,769
Net realized losses:
Net realized investment gains	2,430	889
Other-than-temporary impairments	(3,475)	(3,593)
Total net realized losses	(1,045)	(2,704)
Other income	3,241	951
Total revenues	600,469	551,474

Expenses:
Losses and loss expenses incurred	317,472	297,144
Policy acquisition costs	196,228	183,227
Interest expense	6,106	5,606
Other expenses	13,089	13,622
Total expenses	532,895	499,599

Income before federal income tax	67,574	51,875

Federal income tax expense:
Current	14,273	14,084
Deferred	2,861	759
Total federal income tax expense	17,134	14,843

Net income	$50,440	37,032

Earnings per share:
Basic net income	$0.87	0.64

Diluted net income	$0.85	0.63

Dividends to stockholders	$0.16	0.15

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2017	2016
Net income	$50,440	37,032

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	16,761	42,729
Amounts reclassified into net income:
Held-to-maturity securities	(32)	(47)
Realized losses on available-for-sale securities	981	1,754
Total unrealized gains on investment securities	17,710	44,436

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	330	986
Total defined benefit pension and post-retirement plans	330	986
Other comprehensive income	18,040	45,422
Comprehensive income	$68,480	82,454

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except per share amounts)	2017	2016
Common stock:
Beginning of year	$203,241	201,723
Dividend reinvestment plan (shares: 8,249 – 2017; 10,931 – 2016)	16	22
Stock purchase and compensation plans (shares: 399,762 – 2017; 386,567 – 2016)	800	773
End of period	204,057	202,518

Additional paid-in capital:
Beginning of year	347,295	326,656
Dividend reinvestment plan	348	351
Stock purchase and compensation plans	6,596	6,958
End of period	354,239	333,965

Retained earnings:
Beginning of year	1,568,881	1,446,192
Net income	50,440	37,032
Dividends to stockholders ($0.16 per share – 2017; $0.15 per share – 2016)	(9,459)	(8,789)
End of period	1,609,862	1,474,435

Accumulated other comprehensive income:
Beginning of year	(15,950)	(9,425)
Other comprehensive income	18,040	45,422
End of period	2,090	35,997

Treasury stock:
Beginning of year	(572,097)	(567,105)
Acquisition of treasury stock (shares: 127,647 – 2017; 122,250 – 2016)	(5,572)	(3,845)
End of period	(577,669)	(570,950)
Total stockholders’ equity	$1,592,579	1,475,965

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2017	2016
Operating Activities
Net income	$50,440	37,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,882	14,627
Stock-based compensation expense	5,273	4,377
Undistributed (gains) losses of equity method investments	(665)	1,066
Loss on disposal of fixed assets	998	—
Net realized losses	1,045	2,704

Changes in assets and liabilities:
Increase in reserve for losses and loss expenses, net of reinsurance recoverable	28,903	42,390
Increase in unearned premiums, net of prepaid reinsurance	37,850	42,901
Decrease in net federal income taxes	16,946	5,296
Increase in premiums receivable	(26,066)	(39,180)
Increase in deferred policy acquisition costs	(5,058)	(7,789)
(Increase) decrease in interest and dividends due or accrued	(218)	528
Decrease in accrued salaries and benefits	(36,558)	(27,115)
Decrease (increase) in other assets	15,998	(10,128)
Decrease in other liabilities	(55,175)	(52,902)
Net cash provided by operating activities	46,595	13,807

Investing Activities
Purchase of fixed income securities, available-for-sale	(724,880)	(264,828)
Purchase of equity securities, available-for-sale	(14,083)	(7,574)
Purchase of other investments	(11,211)	(12,723)
Purchase of short-term investments	(1,027,885)	(303,228)
Sale of fixed income securities, available-for-sale	594,805	12,905
Sale of short-term investments	1,010,917	394,915
Redemption and maturities of fixed income securities, held-to-maturity	16,527	37,400
Redemption and maturities of fixed income securities, available-for-sale	116,357	130,641
Sale of equity securities, available-for-sale	5,503	4,285
Distributions from other investments	6,428	7,994
Purchase of property and equipment	(4,937)	(3,439)
Net cash used in investing activities	(32,459)	(3,652)

Financing Activities
Dividends to stockholders	(8,955)	(8,270)
Acquisition of treasury stock	(5,572)	(3,845)
Net proceeds from stock purchase and compensation plans	1,563	1,478
Proceeds from borrowings	64,000	25,000
Repayments of borrowings	(64,000)	(25,000)
Excess tax benefits from share-based payment arrangements	—	1,361
Repayments of capital lease obligations	(1,147)	(1,094)
Net cash used in financing activities	(14,111)	(10,370)
Net increase (decrease) in cash	25	(215)
Cash, beginning of year	458	898
Cash, end of period	$483	683
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2017 (“First Quarter 2017”) and March 31, 2016 (“First Quarter 2016”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. We adopted this guidance on January 1, 2017, which resulted in the following impacts on our consolidated financial statements:
Consolidated Statements of Income
The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. In addition, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded in additional paid-in capital. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were adopted on a prospective basis. As a result of adoption, we recognized an income tax benefit in the Consolidated Statements of Income of $2.9 million in First Quarter 2017 related to grants that have vested this quarter.

In recording share-based compensation expense, the standard allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to include an estimate of forfeitures in the computation of our share-based compensation expense. As this treatment is consistent with previous guidance, this election had no impact on our consolidated financial statements.
Consolidated Statements of Cash Flows
ASU 2016-09 requires that excess tax benefits from share-based awards be reported as operating activities in the consolidated statement of cash flows. Previously, these cash flows were included in financing activities. We elected to apply this change on a prospective basis; therefore, no changes have been made to the prior periods disclosed in this report.

The standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statement of cash flows. This requirement has no impact to us as we have historically reported these cash flows as part of financing activities.
In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control ("ASU 2016-17"). ASU 2016-17 changes how a decision maker considers indirect interests in a variable interest entity ("VIE") held under common control in making the primary beneficiary determination. ASU 2016-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The adoption of ASU 2016-17 did not impact us, as we are not the decision maker in any of the VIEs in which we are invested.

Pronouncements to be effective in the future
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity investments to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale ("AFS") security should be evaluated with other deferred tax assets.

ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application to financial statements of annual or interim periods that have not yet been issued is permitted only as of January 1, 2017, otherwise early adoption of ASU 2016-01 is not permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year, with early adoption permitted. ASU 2016-02 requires the application of a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While we are currently evaluating ASU 2016-02, we do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18, requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. ASU 2016-18 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We currently have restricted cash associated with the National Flood Insurance Program ("NFIP") in "Other assets." This literature will impact the presentation of this item in both the Consolidated Balance Sheets and the Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the two part goodwill impairment test, which required entities to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect a material impact on our financial condition or results of operations from the adoption of this guidance.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires that an employer report a pension plan's service cost in the same line item or line items as other compensation costs arising from services rendered by pertinent employees during the period. ASU 2017-07 also requires that other components of net benefit cost be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 including interim periods within those annual periods with early adoption permitted at the beginning of an annual period. As our pension plan was frozen as of March 2016, we have ceased accruing additional service fee costs since that time. Therefore, the application of this guidance is not anticipated to impact our financial condition, results of operations, or disclosures.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018 with early adoption permitted. This ASU does not impact us as we amortize premium on these callable debt securities to the earliest call date.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2017	2016
Cash paid during the period for:
Interest	$3,409	2,904
Federal income tax	—	8,000

Non-cash items:
Exchange of fixed income securities, AFS	1,029	9,872
Assets acquired under capital lease arrangements	278	2,598
Non-cash purchase of property and equipment	—	152
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheets was $14.4 million at March 31, 2017 and $13.5 million at March 31, 2016 of cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of March 31, 2017 and December 31, 2016 was as follows:

March 31, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$62,534	245	62,779	1,981	—	64,760
Corporate securities	22,194	(137)	22,057	1,614	(92)	23,579
Total HTM fixed income securities	$84,728	108	84,836	3,595	(92)	88,339

December 31, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$77,466	317	77,783	2,133	—	79,916
Corporate securities	22,711	(143)	22,568	1,665	(158)	24,075
Commercial mortgage-backed securities ("CMBS")	1,220	(15)	1,205	15	—	1,220
Total HTM fixed income securities	$101,397	159	101,556	3,813	(158)	105,211

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.

(b) Information regarding our AFS securities as of March 31, 2017 and December 31, 2016 was as follows:

March 31, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$86,816	1,566	(44)	88,338
Foreign government	31,965	628	—	32,593
Obligations of states and political subdivisions	1,261,191	28,923	(2,948)	1,287,166
Corporate securities	1,799,706	30,493	(2,073)	1,828,126
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	675,838	2,998	(401)	678,435
CMBS	263,217	1,314	(775)	263,756
Residential mortgage-backed securities (“RMBS”)	686,635	3,623	(1,667)	688,591
Total AFS fixed income securities	4,805,368	69,545	(7,908)	4,867,005
AFS equity securities:
Common stock	108,466	30,150	(285)	138,331
Preferred stock	16,148	480	(41)	16,587
Total AFS equity securities	124,614	30,630	(326)	154,918
Total AFS securities	$4,929,982	100,175	(8,234)	5,021,923

December 31, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$75,139	2,230	(36)	77,333
Foreign government	26,559	322	(16)	26,865
Obligations of states and political subdivisions	1,366,287	18,610	(5,304)	1,379,593
Corporate securities	1,976,556	27,057	(5,860)	1,997,753
CLO and other ABS	527,876	1,439	(355)	528,960
CMBS	256,356	1,514	(1,028)	256,842
RMBS	524,986	3,006	(2,798)	525,194
Total AFS fixed income securities	4,753,759	54,178	(15,397)	4,792,540
AFS equity securities:
Common stock	104,663	26,250	(305)	130,608
Preferred stock	16,226	274	(355)	16,145
Total AFS equity securities	120,889	26,524	(660)	146,753
Total AFS securities	$4,874,648	80,702	(16,057)	4,939,293

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" ("AOCI") on the Consolidated Balance Sheets.

(c) The table below provides our net unrealized/unrecognized loss positions by impairment severity for both AFS and HTM securities as of March 31, 2017 compared to December 31, 2016.

($ in thousands)
March 31, 2017			December 31, 2016
Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss	Number of Issues	% of Market/Book	Unrealized/ Unrecognized Loss
304	80% - 99%	$8,326	456	80% - 99%	$16,215
—	60% - 79%	—	—	60% - 79%	—
—	40% - 59%	—	—	40% - 59%	—
—	20% - 39%	—	—	20% - 39%	—
—	0% - 19%	—	—	0% - 19%	—
		$8,326			$16,215

The severity of impairment on the securities in the table above averaged 1% of amortized cost at March 31, 2017 and December 31, 2016. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.1 million in unrealized/unrecognized losses at March 31, 2017 and $0.2 million in unrealized/unrecognized losses at December 31, 2016.

March 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$9,012	(44)	—	—	9,012	(44)
Obligations of states and political subdivisions	114,632	(2,948)	—	—	114,632	(2,948)
Corporate securities	229,836	(2,068)	244	(5)	230,080	(2,073)
CLO and other ABS	137,388	(400)	310	(1)	137,698	(401)
CMBS	80,494	(775)	—	—	80,494	(775)
RMBS	212,486	(1,588)	2,246	(79)	214,732	(1,667)
Total AFS fixed income securities	783,848	(7,823)	2,800	(85)	786,648	(7,908)
AFS equity securities:
Common stock	10,088	(285)	—	—	10,088	(285)
Preferred stock	1,527	(41)	—	—	1,527	(41)
Total AFS equity securities	11,615	(326)	—	—	11,615	(326)
Total AFS	$795,463	(8,149)	2,800	(85)	798,263	(8,234)

December 31, 2016	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,419	(36)	—	—	6,419	(36)
Foreign government	13,075	(16)	—	—	13,075	(16)
Obligations of states and political subdivisions	306,509	(5,304)	—	—	306,509	(5,304)
Corporate securities	462,902	(5,771)	4,913	(89)	467,815	(5,860)
CLO and other ABS	189,795	(354)	319	(1)	190,114	(355)
CMBS	82,492	(1,021)	1,645	(7)	84,137	(1,028)
RMBS	279,480	(2,489)	8,749	(309)	288,229	(2,798)
Total AFS fixed income securities	1,340,672	(14,991)	15,626	(406)	1,356,298	(15,397)
AFS equity securities:
Common stock	11,271	(305)	—	—	11,271	(305)
Preferred stock	6,168	(355)	—	—	6,168	(355)
Total AFS equity securities	17,439	(660)	—	—	17,439	(660)
Total AFS	$1,358,111	(15,651)	15,626	(406)	1,373,737	(16,057)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

We do not intend to sell any of the securities in the tables above, nor do we believe we will be required to sell any of these securities. We have also reviewed these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report, and have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral. Additionally, changes in market value due to interest rate fluctuations are considered temporary. If our judgment about an individual security changes in the future, we may ultimately record a credit loss after having originally concluded that one did not exist, which could have a material impact on our net income and financial position in future periods.

(d) Fixed income securities at March 31, 2017, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of HTM fixed income securities at March 31, 2017:

($ in thousands)	Carrying Value	Fair Value
Due in one year or less	$39,376	39,876
Due after one year through five years	37,028	39,365
Due after five years through 10 years	8,432	9,098
Total HTM fixed income securities	$84,836	88,339

Listed below are the contractual maturities of AFS fixed income securities at March 31, 2017:

($ in thousands)	Fair Value
Due in one year or less	$331,997
Due after one year through five years	1,989,887
Due after five years through 10 years	2,294,091
Due after 10 years	251,030
Total AFS fixed income securities	$4,867,005

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

The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2017			December 31, 2016
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$41,354	74,669	116,023	41,135	76,774	117,909
Private credit	31,026	40,745	71,771	28,193	40,613	68,806
Real assets	16,265	27,764	44,029	14,486	22,899	37,385
Total alternative investments	88,645	143,178	231,823	83,814	140,286	224,100
Other securities	18,151	267	18,418	18,583	3,400	21,983
Total other investments	$106,796	143,445	250,241	102,397	143,686	246,083
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We do not have a future obligation to fund losses or debts on behalf of the investments above; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We have not provided any non-contractual financial support at any time during 2017 or 2016.

For a description of our alternative investment strategies, as well as information regarding redemption, restrictions, and fund liquidations, refer to Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three month periods ended December 31 is as follows:

Income Statement Information	Quarter ended December 31,
($ in millions)	2016	2015
Net investment (loss) income	$25.6	46.6
Realized gains	(235.1)	752.5
Net change in unrealized depreciation	561.5	(883.2)
Net gain	$352.0	(84.1)
Selective’s insurance subsidiaries’ other investments gain (loss)	$1.6	(1.1)

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at March 31, 2017 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2017:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$4.3	—	24.4	28.7
CMBS	3.6	4.8	—	8.4
RMBS	60.4	53.9	—	114.3
Total pledged as collateral	$68.3	58.7	24.4	151.4

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of March 31, 2017 or December 31, 2016.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2017	2016
Fixed income securities	$36,891	31,644
Equity securities	1,468	2,230
Short-term investments	250	159
Other investments	1,603	(1,066)
Investment expenses	(2,793)	(2,198)
Net investment income earned	$37,419	30,769

(i) The following tables summarize OTTI by asset type for the periods indicated:

First Quarter 2017	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	29	—	29
Obligations of states and political subdivisions	373	—	373
Corporate securities	194	—	194
CLO and other ABS	23	—	23
CMBS	450	—	450
RMBS	1,092	—	1,092
Total AFS fixed income securities	2,161	—	2,161
AFS equity securities:
Common stock	$1,314	—	1,314
Total AFS equity securities	1,314	—	1,314
Total OTTI losses	$3,475	—	3,475

First Quarter 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$973	—	973
Total AFS fixed income securities	973	—	973
AFS equity securities:
Common stock	2,617	—	2,617
Preferred stock	3	—	3
Total AFS equity securities	2,620	—	2,620
Total OTTI losses	$3,593	—	3,593

For a discussion of our evaluation for OTTI refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2017	2016
HTM fixed income securities
Gains	$—	—
Losses	(1)	(1)
AFS fixed income securities
Gains	3,552	620
Losses	(1,587)	(36)
AFS equity securities
Gains	—	330
Losses	—	(20)
Other investments
Gains	480	—
Losses	(14)	(4)
Total net realized gains (excluding OTTI charges)	$2,430	889

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $600.3 million and $17.2 million in First Quarter 2017 and First Quarter 2016, respectively. This increase was driven by higher trading volume in our fixed income securities portfolio related to the recent hiring of new external investment managers.

NOTE 5. Indebtedness
Our long-term debt balance has not changed since December 31, 2016. However, on February 28, 2017, Selective Insurance Company of America ("SICA") borrowed $64 million in short-term funds from the FHLBNY at an interest rate of 0.75%. This borrowing was repaid on March 21, 2017.

For detailed information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt have improved since December 31, 2016, but none by more than 5%. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at March 31, 2017 and December 31, 2016:

March 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 3/31/2017	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$88,338	46,150	42,188	—
Foreign government	32,593	—	32,593	—
Obligations of states and political subdivisions	1,287,166	—	1,287,166	—
Corporate securities	1,828,126	—	1,828,126	—
CLO and other ABS	678,435	—	678,435	—
CMBS	263,756	—	263,756	—
RMBS	688,591	—	688,591	—
Total AFS fixed income securities	4,867,005	46,150	4,820,855	—
AFS equity securities:
Common stock	138,331	130,655	—	7,676
Preferred stock	16,587	16,587	—	—
Total AFS equity securities	154,918	147,242	—	7,676
Total AFS securities	5,021,923	193,392	4,820,855	7,676
Short-term investments	247,207	247,207	—	—
Total assets measured at fair value	$5,269,130	440,599	4,820,855	7,676

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$77,333	27,520	49,813	—
Foreign government	26,865	—	26,865	—
Obligations of states and political subdivisions	1,379,593	—	1,379,593	—
Corporate securities	1,997,753	—	1,997,753	—
CLO and other ABS	528,960	—	528,960	—
CMBS	256,842	—	256,842	—
RMBS	525,194	—	525,194	—
Total AFS fixed income securities	4,792,540	27,520	4,765,020	—
AFS equity securities:
Common stock	130,608	122,932	—	7,676
Preferred stock	16,145	16,145	—	—
Total AFS equity securities	146,753	139,077	—	7,676
Total AFS securities	4,939,293	166,597	4,765,020	7,676
Short-term investments	221,701	221,701	—	—
Total assets measured at fair value	$5,160,994	388,298	4,765,020	7,676

[1]	There were no transfers of securities between Level 1 and Level 2.

There were no changes in the fair value of securities measured using Level 3 inputs since December 31, 2016.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2017 and December 31, 2016:

March 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 3/31/2017	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$64,760	—	64,760	—
Corporate securities	23,579	—	15,998	7,581
Total HTM fixed income securities	$88,339	—	80,758	7,581

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,225	—	56,225	—
6.70% Senior Notes	108,553	—	108,553	—
5.875% Senior Notes	185,666	185,666	—	—
1.61% borrowings from FHLBNY	24,393	—	24,393	—
1.56% borrowings from FHLBNY	24,329	—	24,329	—
3.03% borrowings from FHLBI	59,620	—	59,620	—
Total long-term debt	$458,786	185,666	273,120	—

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$79,916	—	79,916	—
Corporate securities	24,075	—	16,565	7,510
CMBS	1,220	—	1,220	—
Total HTM fixed income securities	$105,211	—	97,701	7,510

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,148	—	56,148	—
6.70% Senior Notes	108,333	—	108,333	—
5.875% Senior Notes	176,860	176,860	—	—
1.61% borrowings from FHLBNY	24,286	—	24,286	—
1.56% borrowings from FHLBNY	24,219	—	24,219	—
3.03% borrowings from FHLBI	59,313	—	59,313	—
Total long-term debt	$449,159	176,860	272,299	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.

	Quarter ended March 31,
($ in thousands)	2017	2016
Premiums written:
Direct	$683,820	646,278
Assumed	5,691	6,320
Ceded	(90,807)	(87,239)
Net	$598,704	565,359
Premiums earned:
Direct	$646,728	606,661
Assumed	5,779	6,270
Ceded	(91,653)	(90,473)
Net	$560,854	522,458
Loss and loss expense incurred:
Direct	$342,122	361,639
Assumed	4,437	6,355
Ceded	(29,087)	(70,850)
Net	$317,472	297,144

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2017	2016
Ceded premiums written	$(56,334)	(53,248)
Ceded premiums earned	(57,277)	(56,814)
Ceded loss and loss expense incurred	(6,541)	(40,718)

NOTE 8. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2017	2016
Gross reserves for losses and loss expenses, at beginning of year	$3,691,719	3,517,728
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	611,200	551,019
Net reserves for losses and loss expenses, at beginning of year	3,080,519	2,966,709
Incurred losses and loss expenses for claims occurring in the:
Current year	331,331	312,778
Prior years	(13,859)	(15,634)
Total incurred losses and loss expenses	317,472	297,144
Paid losses and loss expenses for claims occurring in the:
Current year	54,708	44,310
Prior years	235,742	212,368
Total paid losses and loss expenses	290,450	256,678
Net reserves for losses and loss expenses, at end of period	3,107,541	3,007,175
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of period	571,930	568,321
Gross reserves for losses and loss expenses at end of period	$3,679,471	3,575,496

Prior year development in First Quarter 2017 of $13.9 million was primarily driven by favorable prior year casualty reserve development of $22.4 million in our general liability line of business, partially offset by unfavorable casualty development of $6.0 million in our commercial automobile line of business and $2.0 million in our personal automobile line of business.

Prior year development in First Quarter 2016 of $15.6 million was primarily due to favorable casualty reserve development of $12.0 million in our workers compensation line of business and $11.0 million in our general liability line of business. This was partially offset by unfavorable casualty development of $5.0 million in our commercial automobile line of business and $1.0 million in our E&S segment.

For a discussion of the trends and recent developments impacting these lines, refer to the "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2016 Annual Report.

NOTE 9. Segment Information
The disaggregated results of our four reportable segments are used by senior management to manage our operations. These reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and Excess and Surplus ("E&S") Lines are evaluated based on statutory underwriting results (net premiums earned, incurred losses and loss expenses, policyholder dividends, policy acquisition costs, and other underwriting expenses), and statutory combined ratios.

•	Our Investments segment is evaluated based on after-tax net investment income and net realized gains and losses.

In computing the results of each segment, we do not make adjustments for interest expense or net general corporate expenses; however, we do partially allocate taxes to various segments. Furthermore, we do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2017	2016
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$107,129	95,419
Workers compensation	79,326	76,000
General liability	139,984	128,085
Commercial property	76,391	70,178
Businessowners’ policies	24,845	23,904
Bonds	6,498	5,464
Other	4,241	3,839
Miscellaneous income	2,860	690
Total Standard Commercial Lines revenue	441,274	403,579
Standard Personal Lines:
Net premiums earned:
Personal automobile	36,950	35,780
Homeowners	32,700	32,900
Other	1,551	1,525
Miscellaneous income	381	260
Total Standard Personal Lines revenue	71,582	70,465
E&S Lines:
Net premiums earned:
Commercial liability	37,912	36,856
Commercial property	13,327	12,508
Miscellaneous income	—	1
Total E&S Lines revenue	51,239	49,365
Investments:
Net investment income	37,419	30,769
Net realized investment losses	(1,045)	(2,704)
Total Investments revenue	36,374	28,065
Total revenues	$600,469	551,474

Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2017	2016
Standard Commercial Lines:
Underwriting gain	$42,546	30,932
GAAP combined ratio	90.3%	92.3
Statutory combined ratio	88.3	89.7

Standard Personal Lines:
Underwriting gain	$5,106	8,605
GAAP combined ratio	92.8%	87.7
Statutory combined ratio	93.9	90.6

E&S Lines:
Underwriting gain	$1,570	1,418
GAAP combined ratio	96.9%	97.1
Statutory combined ratio	95.9	98.4

Investments:
Net investment income	$37,419	30,769
Net realized investment losses	(1,045)	(2,704)
Total investment income, before federal income tax	36,374	28,065
Tax on investment income	9,602	6,263
Total investment income, after federal income tax	$26,772	21,802

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2017	2016
Underwriting gain, before federal income tax
Standard Commercial Lines	$42,546	30,932
Standard Personal Lines	5,106	8,605
E&S Lines	1,570	1,418
Investment income, before federal income tax	36,374	28,065
Total all segments	85,596	69,020
Interest expense	(6,106)	(5,606)
General corporate and other expenses	(11,916)	(11,539)
Income, before federal income tax	$67,574	51,875

NOTE 10. Retirement Plans
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information concerning SICA's retirement plans, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.

The following tables provide information regarding the Pension Plan:

	Pension Plan Quarter ended March 31,
($ in thousands)	2017	2016
Net Periodic Benefit Cost:
Service cost	$—	1,606
Interest cost	3,111	3,102
Expected return on plan assets	(4,854)	(3,988)
Amortization of unrecognized net actuarial loss	481	1,480
Total net periodic cost	$(1,262)	2,200

	Pension Plan Quarter ended March 31,
	2017	2016
Weighted-Average Expense Assumptions:
Discount rate	4.41%	4.69%
Effective interest rate for calculation of service cost	n/a	4.52
Effective interest rate for calculation of interest cost	3.83%	4.02
Expected return on plan assets	6.24%	6.37
Rate of compensation increase	n/a	4.00

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2017 and First Quarter 2016 are as follows:

First Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$67,574	17,134	50,440
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	25,785	9,024	16,761
Amounts reclassified into net income:
HTM securities	(49)	(17)	(32)
Realized losses on AFS securities	1,510	529	981
Total unrealized gains on investment securities	27,246	9,536	17,710
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	507	177	330
Total defined benefit pension and post-retirement plans	507	177	330
Other comprehensive income	27,753	9,713	18,040
Comprehensive income	$95,327	26,847	68,480

First Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$51,875	14,843	37,032
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	65,737	23,008	42,729
Amounts reclassified into net income:
HTM securities	(72)	(25)	(47)
Realized losses on AFS securities	2,699	945	1,754
Total unrealized gains on investment securities	68,364	23,928	44,436
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,516	530	986
Total defined benefit pension and post-retirement plans	1,516	530	986
Other comprehensive income	69,880	24,458	45,422
Comprehensive income	$121,755	39,301	82,454

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2017 were as follows:

March 31, 2017					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gain on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2016	$(150)	102	42,170	42,122	(58,072)	(15,950)
OCI before reclassifications	—	—	16,761	16,761	—	16,761
Amounts reclassified from AOCI	—	(32)	981	949	330	1,279
Net current period OCI	—	(32)	17,742	17,710	330	18,040
Balance, March 31, 2017	$(150)	70	59,912	59,832	(57,742)	2,090

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2017	2016
HTM related
Unrealized losses on HTM disposals	13	28	Net realized losses
Amortization of net unrealized gains on HTM securities	(62)	(100)	Net investment income earned
	(49)	(72)	Income before federal income tax
	17	25	Total federal income tax expense
	(32)	(47)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	1,510	2,699	Net realized losses
	1,510	2,699	Income before federal income tax
	(529)	(945)	Total federal income tax expense
	981	1,754	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	110	329	Losses and loss expenses incurred
	397	1,187	Policy acquisition costs
Total defined benefit pension and post-retirement life	507	1,516	Income before federal income tax
	(177)	(530)	Total federal income tax expense
	330	986	Net income

Total reclassifications for the period	$1,279	2,693	Net income

NOTE 12. Related Party Transactions
BlackRock, Inc., a leading publicly traded investment management firm, with $5.4 trillion of assets under management at March 31, 2017 (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On April 10, 2017, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of March 31, 2017, of 12.7% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. In First Quarter 2017, we incurred expenses related to BlackRock of $0.5 million for services rendered. No material expenses were incurred with BlackRock in First Quarter 2016. Amounts payable for such services at March 31, 2017 and December 31, 2016, were $0.8 million and $0.4 million, respectively.

We have no additional material transactions with related parties other than those disclosed in Note 16. "Related Party Transactions" included in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

NOTE 13. Litigation
In the ordinary course of conducting business, we are named as defendants in various legal proceedings. Most of these proceedings are claims litigation involving our ten insurance subsidiaries ("Insurance Subsidiaries") as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid losses and loss expense reserves. We expect that any potential ultimate liability in such ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows after consideration of provisions made for potential losses and costs of defense.

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

As of March 31, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
As used herein, the "Company," "we," "us," or "our" refers to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or unless the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements regarding our intentions, beliefs, current expectations, and projections regarding our company’s future operations and performance. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under Item 1A. “Risk Factors” below in Part II. “Other Information.” These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statements in this report. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Introduction
The Parent, through its ten insurance subsidiaries, collectively referred to as the "Insurance Subsidiaries", offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines;

•	Standard Personal Lines;

•	E&S Lines; and

•	Investments.

For further details regarding these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report").

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
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with the consolidated financial statements in our 2016 Annual Report filed with the U.S. Securities and Exchange Commission ("SEC").
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the first quarters ended March 31, 2017 (“First Quarter 2017”) and March 31, 2016 (“First Quarter 2016”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expenses; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to pages 37 through 45 of our 2016 Annual Report.

Financial Highlights of Results for First Quarter 2017 and First Quarter 20161

	Quarter ended March 31,		Change % or Points
($ and shares in thousands, except per share amounts)	2017	2016
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$600,469	551,474	9%
After-tax net investment income	27,451	23,560	17
Pre-tax net income	67,574	51,875	30
Net income	50,440	37,032	36
Diluted net income per share	0.85	0.63	35
Diluted weighted-average outstanding shares	59,148	58,507	1
GAAP combined ratio	91.2%	92.2	(1.0)	pts
Statutory combined ratio	89.7	90.7	(1.0)
Invested assets per dollar of stockholders' equity	$3.43	3.50	(2)%
After-tax yield on investments	2.0%	1.8	0.2	pts
Annualized return on average equity ("ROE")	12.9	10.3	2.6
Non-GAAP measures:
Operating income[2]	$51,119	38,790	32%
Diluted operating income per share[2]	0.86	0.66	30
Annualized operating ROE[2]	13.1%	10.8	2.3	pts

[1]	Refer to the Glossary of Terms attached to our 2016 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per share, and annualized ROE to operating income, operating income per share, and annualized operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to operating income	Quarter ended March 31,
($ in thousands)	2017	2016
Net income	$50,440	37,032
Exclude: Net realized losses	1,045	2,704
Exclude: Tax on net realized losses	(366)	(946)
Operating income	$51,119	38,790

Reconciliation of net income per share to operating income per share	Quarter ended March 31,
	2017	2016
Diluted net income per share	$0.85	0.63
Exclude: Net realized losses per share	0.02	0.05
Exclude: Tax on net realized losses per share	(0.01)	(0.02)
Diluted operating income per share	$0.86	0.66

Reconciliation of annualized ROE to annualized operating ROE	Quarter ended March 31,
	2017	2016
Annualized ROE	12.9%	10.3
Exclude: Net realized losses	0.3	0.8
Exclude: Tax on net realized losses	(0.1)	(0.3)
Annualized operating ROE	13.1%	10.8

Our First Quarter 2017 results continue to reflect our hard work to drive renewal pure price increases within our Standard Commercial and Personal Lines segments as well as our E&S segment, generate new business, and improve the underlying profitability of our book of business through various underwriting and claims initiatives. Starting in late 2016, we have moved to more actively manage our investment portfolio to generate higher after-tax net investment income in an investment environment of low interest rates. Our net premiums written ("NPW") growth of 6% in First Quarter 2017 was driven by our strong franchise value with our "ivy league" distribution partners. Over the past 29 quarters, our Standard Commercial Lines renewal pure price increases have cumulatively outperformed the Willis Towers Watson Commercial Lines Pricing (or CLIPs) survey by approximately 1,700 basis points, while maintaining high retention rates. In addition, NPW growth was aided by the appointment of 110 retail agents in 2016 and 30 retail agents in First Quarter 2017.

In addition to the cumulative pure renewal price increases we have achieved over the past several years, we have benefited from underwriting and claims process enhancements, as well as a shift in our business mix towards higher quality accounts. For example, our workers compensation book of business, which represents approximately 20% of our Standard Commercial Lines business, continues to benefit from the steps we have taken in recent years to increase premium rates and to improve the business mix by shifting towards lower hazard and smaller accounts from higher hazard and larger accounts. Additionally, claims initiatives, such as having an increased focus on reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration, have helped to improve profitability of this line. The workers compensation statutory combined ratio was a profitable 95.6% in First Quarter 2017. Our E&S segment has also seen some improvement in underwriting results as we have continued to deploy our corporate claims practices into this smaller operation; although we have not yet met our financial targets for this segment. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expenses” section within Critical Accounting Policies in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report.

After-tax net investment income grew 17% in First Quarter 2017 compared to First Quarter 2016 driven by a higher fixed income asset base and improved returns on our alternative investments. During 2016, we determined that a more active management approach to our investment portfolio was necessary to maximize the risk-adjusted after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. We have increased our long-term target risk asset allocation and modestly increased our exposure to non-investment grade fixed income securities, private equity investments, and private credit strategies to further diversify our allocation within risk assets. Our risk assets, which include public equities, non-investment grade fixed income securities, private equity investments, and other limited partnership private investments, represented 7% of our total invested assets at March 31, 2017 and may increase to approximately 10% over time.

The improvements to our underwriting profitability and the more active management of our investment portfolio contributed to our long-term goal of generating an operating ROE that is approximately 300 basis points in excess of our weighted average cost of capital over time. Our annualized ROE increased in First Quarter 2017 compared to First Quarter 2016, mainly due to increased profitability in our insurance operations and the increase in investment income mentioned above. Our annualized ROE and operating ROE contributions by component are as follows:

ROE	Quarter ended March 31,
	2017	2016
Insurance segments	8.2%	7.4
Investment income[1]	7.0	6.6
Other	(2.1)	(3.2)
Net realized losses[1], net of tax at 35%	(0.2)	(0.5)
Annualized ROE	12.9	10.3
Exclude: Net realized losses[1], net of tax at 35%	0.2	0.5
Annualized operating ROE	13.1%	10.8
Weighted average cost of capital	8.6%	8.1
1 Investment segment results are the combination of "Net investment income earned" and "Net realized losses".

Insurance Segments
The key metric in understanding our insurance segments’ contribution to annualized operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
GAAP Insurance Operations Results:
NPW	$598,704	565,359	6%
Net premiums earned (“NPE”)	560,854	522,458	7
Less:
Losses and loss expenses incurred	317,472	297,144	7
Net underwriting expenses incurred	194,257	182,706	6
Dividends to policyholders	(97)	1,653	(106)
Underwriting gain	$49,222	40,955	20%
GAAP Ratios:
Loss and loss expense ratio	56.6%	56.9	(0.3)	pts
Underwriting expense ratio	34.6	35.0	(0.4)
Dividends to policyholders ratio	—	0.3	(0.3)
Combined ratio	91.2	92.2	(1.0)
Statutory Ratios:
Loss and loss expense ratio	56.6	56.7	(0.1)
Underwriting expense ratio	33.1	33.7	(0.6)
Dividends to policyholders ratio	—	0.3	(0.3)
Combined ratio	89.7%	90.7	(1.0)	pts

The GAAP combined ratio decreased 1.0 points in First Quarter 2017 compared to the same period last year, driven by:

•	Catastrophe losses that were 0.6 points lower than last year at $12.2 million, or 2.2 points, in First Quarter 2017 compared to $14.4 million, or 2.8 points, in First Quarter 2016.

•
Underwriting expenses that were 0.4 points lower than last year reflecting a 0.5-point decrease in pension expense. As our pension plan ceased accruing benefits on March 31, 2016, we extended the amortization period for the net actuarial loss from the average remaining service life of active participants to the average remaining life expectancy of plan participants. This reduced amortization, coupled with interest costs in the quarter, did not fully offset the expected return on our pension assets, thereby creating the benefit that reduced our overall expense ratio. For additional information on our pension plan, refer to Note 10. "Retirement Plans" in Item 1. "Financial Statements." of this Form 10-Q.

Partially offsetting these reductions to the combined ratio was favorable prior year casualty reserve development that was lower than last year as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2017		2016
General liability	$(22.4)		(11.0)
Commercial automobile	6.0		5.0
Workers compensation	—		(12.0)
Total Standard Commercial Lines	(16.4)		(18.0)

Personal automobile	2.0		—
Total Standard Personal Lines	2.0		—

E&S	—		1.0

Total (favorable) prior year casualty reserve development	$(14.4)		(17.0)

(Favorable) impact on loss ratio	(2.6)	pts	(3.3)

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Investments Segment
In total, our investment segment contributed 6.8 points to our overall annualized ROE in First Quarter 2017, compared to 6.1 points in First Quarter 2016. This increase was driven by a higher fixed income base and improved yields on this portfolio. Additionally, our alternative investment portfolio reported pre-tax income of $1.6 million in First Quarter 2017 compared to a pre-tax loss of $1.1 million in First Quarter 2016 which was negatively impacted by the energy sector.

Other
Our other expenses, which are primarily comprised of expenses at the holding company level, reduced our overall annualized ROE by 2.1 points in First Quarter 2017 compared to 3.2 points in First Quarter 2016. This variance was driven primarily by the tax effects of share-based compensation, which benefited our overall annualized ROE in First Quarter 2017. We do not expect this tax benefit to be replicated throughout the remainder of 2017. We expect expense reductions and increased stability related to our share-based payment awards beginning in 2017 as we have restructured our awards to be more aligned with grant date fair value expense treatment and lowered the allocation to awards that require fair value adjustments subsequent to grant date.

For additional information on the tax affects of share-based compensation, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

Outlook
In 2017, we continue to focus on seeking out additional growth opportunities in our insurance operations while achieving rate and working towards our profit targets. We have been able to achieve NPW growth that has exceeded the industry’s growth rate, while at the same time generating solid underwriting margins. In addition, we have about a 1% commercial lines market share in the 22 states in which we operate and our long-term goal is to increase this market share to approximately 3%. By offering our distribution partners superior technology solutions and customer experience, we are targeting a 12% share of the commercial lines business within our independent agencies, from our current 7% share, which we refer to as our "share of wallet." We are also seeking to increase our agency appointments over time to represent a 25% market share of the states in which we are fully operational, from our current 17% share. We believe our relationships with our distribution partners are among the strongest in the industry and underpin our success. During First Quarter 2017, we appointed 30 of the 85 new agents we are planning for this year.

Our plans are well on track to expand into Arizona and New Hampshire in the latter half of this year. We have appointed new agents in those new markets and have hired internal staff. Our approach to entering new states is consistent with our agent franchise business model, which is predicated around our field based underwriting, claims, and customer service.

In our Investments segment, we generated after-tax net investment income of $27.5 million in First Quarter 2017 and are on track to meet our full year guidance of $110 million. Our challenge in 2017 is navigating the increased market volatility that may accompany uncertainty regarding fiscal and monetary policy changes. For instance, the potential impact of limiting or eliminating tax-advantage municipal bond interest may be significant to the returns of our municipal bond portfolio. Likewise, a reduction in the corporate tax rate or a border-adjustment tax may have significant repercussions in the marketplace. Weighing these risks when seeking new opportunities, and managing the risks for existing positions and sectors in the portfolio, will be a key focus throughout the remainder of the year.

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

After one quarter of better than expected results, we are maintaining our full-year expectations as follows:

•	A statutory combined ratio, excluding catastrophe losses, of approximately 90.5%. This assumes no additional prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax investment income of approximately $110 million; and

•	Weighted average shares of approximately 59.2 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
GAAP Insurance Operations Results:
NPW	$483,548	455,063	6%
NPE	438,414	402,889	9
Less:
Losses and loss expenses incurred	241,564	223,350	8
Net underwriting expenses incurred	154,401	146,954	5
Dividends to policyholders	(97)	1,653	(106)
Underwriting gain	$42,546	30,932	38%
GAAP Ratios:
Loss and loss expense ratio	55.1%	55.4	(0.3)	pts
Underwriting expense ratio	35.2	36.5	(1.3)
Dividends to policyholders ratio	—	0.4	(0.4)
Combined ratio	90.3	92.3	(2.0)
Statutory Ratios:
Loss and loss expense ratio	55.1	55.2	(0.1)
Underwriting expense ratio	33.2	34.1	(0.9)
Dividends to policyholders ratio	—	0.4	(0.4)
Combined ratio	88.3%	89.7	(1.4)	pts

The increase in NPW in First Quarter 2017 compared to First Quarter 2016 was driven by: (i) increases in direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended March 31,
($ in millions)	2017	2016
Retention	85%	85
Renewal pure price increases	3.0	2.8
Direct new business	$89.5	87.6

The NPE increases in First Quarter 2017 compared to First Quarter 2016 were consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2017 compared with the twelve-month period ended March 31, 2016.

The GAAP loss and loss expense ratio decreased 0.3 points in First Quarter 2017 compared to First Quarter 2016. This decrease was driven by the following:

	First Quarter 2017			First Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Favorable prior year casualty reserve development	$(16.4)	(3.7)	pts	$(18.0)	(4.5)	pts	0.8	pts
Non-catastrophe property losses	49.8	11.4		43.6	10.8		0.6
Catastrophe losses	6.9	1.6		11.6	2.9		(1.3)

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for First Quarter 2017 and First Quarter 2016" section above and the line of business discussions below.

The decrease in the GAAP underwriting expense ratio in the quarter of 1.2 points was primarily attributable to lower pension expense of 0.6 points and lower commissions to our distribution partners of approximately 0.3 points. In addition, labor expenses decreased as a percentage of premium as we recognized productivity gains relative to the growth of our business.

The following is a discussion of our most significant Standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
Statutory NPW	$155,137	144,706	7%
Direct new business	26,907	26,111	3
Retention	85%	85	—	pts
Renewal pure price increases	2.3	2.0	0.3
Statutory NPE	$139,984	128,085	9%
Statutory combined ratio	73.2%	83.4	(10.2)	pts
% of total statutory Standard Commercial Lines NPW	32	32
The statutory combined ratio decrease in First Quarter 2017 compared to First Quarter 2016 was primarily driven by favorable prior year casualty reserve development as illustrated in the table below:

	First Quarter 2017			First Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(22.4)	(16.0)	pts	$(11.0)	(8.6)	pts	(7.4)	pts

The significant drivers of the development were as follows:

•	First Quarter 2017: Development was primarily attributable to lower claims frequencies and severities in accident years 2014 and prior.

•	First Quarter 2016: Development was primarily attributable to lower claims frequencies and severities in the 2011 through 2014 accident years.

Commercial Automobile
	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
Statutory NPW	$117,387	108,208	8%
Direct new business	18,560	18,589	—
Retention	85%	85	—	pts
Renewal pure price increases	6.6	5.0	1.6
Statutory NPE	$107,129	95,419	12%
Statutory combined ratio	105.7%	104.9	0.8	pts
% of total statutory Standard Commercial Lines NPW	24	24

The 0.8-point increase in the statutory combined ratio in First Quarter 2017 compared to First Quarter 2016 was primarily due to: (i) an increase in the current year loss reserve estimate of approximately 4.5 points driven by an increase in casualty claim frequency; (ii) higher unfavorable prior year casualty reserve development of 0.4 points; and (iii) a slight increase in catastrophe losses of 0.1 points. These were partially offset by: (i) a 1.3-point decrease in non-catastrophe property losses; (ii) a change in the mix of property and casualty premiums that resulted in a 1.1-point reduction in the combined ratio; and (iii) a 0.5-point decrease in pension expense.

Quantitative information regarding the development and non-catastrophe property losses is as follows:

	First Quarter 2017			First Quarter 2016
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$6.0	5.6	pts	$5.0	5.2	pts	0.4	pts
Catastrophe losses	0.2	0.2		0.1	0.1		0.1
Non-catastrophe property losses	15.8	14.7		15.3	16.0		(1.3)

The significant drivers of the development were as follows:

•	First Quarter 2017: Development was primarily due to higher claims frequencies in the 2016 accident year.

•	First Quarter 2016: Development was primarily due to higher claims frequencies in the 2015 accident year.

Workers Compensation
	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
Statutory NPW	$91,840	91,312	1%
Direct new business	17,037	17,730	(4)
Retention	84%	84	—	pts
Renewal pure price increases	0.7	1.8	(1.1)
Statutory NPE	$79,326	76,000	4%
Statutory combined ratio	95.6%	81.1	14.5	pts
% of total statutory Standard Commercial Lines NPW	19	20

The increase in the statutory combined ratio in First Quarter 2017 compared to the same prior year period was due to prior year casualty reserve development, which is as follows:

	First Quarter 2017			First Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$—	—	pts	$(12.0)	(15.8)	pts	15.8	pts

For more information regarding the initiatives that we have undertaken regarding this line of business, refer to the Standard Market Workers Compensation Line of Business discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" of our 2016 Annual Report.

Commercial Property
	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
Statutory NPW	$80,503	75,644	6%
Direct new business	17,313	17,809	(3)
Retention	83%	83	—	pts
Renewal pure price increases	2.3	2.2	0.1
Statutory NPE	$76,391	70,178	9%
Statutory combined ratio	85.8%	91.8	(6.0)	pts
% of total statutory Standard Commercial Lines NPW	17	17

The fluctuation in the statutory combined ratio in First Quarter 2017 compared to First Quarter 2016 was driven by the following:

	First Quarter 2017			First Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Non-catastrophe property losses	$27.1	35.4	pts	$23.2	33.0	pts	2.4	pts
Policyholder dividends	(0.3)	(0.4)		0.3	0.4		(0.8)
Catastrophe losses	6.0	7.9		10.2	14.6		(6.7)

The increase in non-catastrophe property losses in First Quarter 2017 was driven by higher fire and weather-related losses than in First Quarter 2016, reflecting volatility from period to period that is normally associated with our commercial property line of business.

Standard Personal Lines

	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
GAAP Insurance Operations Results:
NPW	$64,696	61,969	4%
NPE	71,201	70,205	1
Less:
Losses and loss expenses incurred	44,290	39,695	12
Net underwriting expenses incurred	21,805	21,905	—
Underwriting gain	$5,106	8,605	(41)%
GAAP Ratios:
Loss and loss expense ratio	62.2%	56.5	5.7	pts
Underwriting expense ratio	30.6	31.2	(0.6)
Combined ratio	92.8	87.7	5.1
Statutory Ratios:
Loss and loss expense ratio	62.2	56.5	5.7
Underwriting expense ratio	31.7	34.1	(2.4)
Combined ratio	93.9%	90.6	3.3	pts

The increase in NPW in First Quarter 2017 compared to First Quarter 2016 was due primarily to: (i) an increase in new business; (ii) renewal pure price increases; and (iii) improving retention.

	Quarter ended March 31,
($ in millions)	2017	2016
New business	$11.4	7.4
Retention	84%	82
Renewal pure price increases	2.7	5.1

The NPE increase in First Quarter 2017 compared to First Quarter 2016 were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2017 compared with the twelve-month period ended March 31, 2016.

The GAAP loss and loss expense ratio increased 5.7 points in First Quarter 2017 compared to First Quarter 2016. The quantitative breakout of these drivers were as follows:

	First Quarter 2017			First Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$2.0	2.8	pts	$—	—	pts	2.8	pts
Catastrophe losses	3.9	5.5		2.2	3.2		2.3
Flood claims handling fees	(0.6)	(0.9)		(1.1)	(1.5)		0.6
Non-catastrophe property losses	16.3	22.9		16.3	23.2		(0.3)

The 0.6-point decrease in the underwriting expense ratio was driven by targeted actions taken on direct commissions for our homeowners book of business, coupled with the impact of our underwriting expense initiatives such as:

•	Cost containment measures related to expenditures for surveys and other underwriting reports; and

•	A reduction in pension expense.

E&S Insurance Operations

	Quarter ended March 31,		Change % or Points
($ in thousands)	2017	2016
GAAP Insurance Operations Results:
NPW	$50,460	48,327	4%
NPE	51,239	49,364	4
Less:
Losses and loss expenses incurred	31,618	34,099	(7)
Net underwriting expenses incurred	18,051	13,847	30
Underwriting gain	$1,570	1,418	11%
GAAP Ratios:
Loss and loss expense ratio	61.7%	69.1	(7.4)	pts
Underwriting expense ratio	35.2	28.0	7.2
Combined ratio	96.9	97.1	(0.2)
Statutory Ratios:
Loss and loss expense ratio	61.8	68.9	(7.1)
Underwriting expense ratio	34.1	29.5	4.6
Combined ratio	95.9%	98.4	(2.5)	pts

We continue to focus on profitability drivers in our E&S operations and have achieved price increases of 7.1% in the quarter. The increase in NPW in First Quarter 2017 compared to First Quarter 2016 was due primarily to an increase in new business, coupled with these price increases. Quantitative information is as follows:

	Quarter ended March 31,
($ in millions)	2017	2016
Direct new business	$23.8	22.5
Price increases	7.1%	3.4

The NPE increase in First Quarter 2017, compared to First Quarter 2016, were consistent with the fluctuations in NPW for the twelve-month period ended March 31, 2017 compared with the twelve-month period ended March 31, 2016.

The GAAP loss and loss expense ratio decreased 7.4 points in First Quarter 2017 compared to the same prior year period. This decrease reflects an approximate 4.5-point decrease in current year loss costs along with the following:

	First Quarter 2017			First Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$1.4	2.7	pts	$0.5	1.0	pts	1.7	pts
Unfavorable prior year casualty reserve development	—	—		1.0	2.0		(2.0)
Non-catastrophe property losses	5.3	10.3		6.5	13.1		(2.8)

There was a 7.2-point increase in the GAAP underwriting expense ratio in First Quarter 2017 compared to First Quarter 2016, half of which was driven by a lower annual cash incentive plan payment in First Quarter 2016 for employees in this segment based on 2015 underwriting results, coupled with an increase in First Quarter 2017 due to a higher allocation of corporate support services to this segment.

Investments
The primary objective of the investment portfolio is to maximize risk-adjusted after-tax income and total return of the portfolio, while maintaining our historic credit quality and duration risk profile. Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which we believe will be obtained through more active management of the portfolio.

Total Invested Assets
($ in thousands)	March 31, 2017	December 31, 2016	Change % or Points
Total invested assets	$5,460,762	5,364,947	2%
Invested assets per dollar of stockholders' equity	3.43	3.50	(2)
Unrealized gain – before tax	92,049	64,803	42
Unrealized gain – after tax	59,832	42,122	42
The increase in invested assets at March 31, 2017 compared to December 31, 2016 was primarily driven by operating cash flow of $46.6 million, and an increase in unrealized gains of $27.2 million. The $27.2 million change in unrealized gains was driven by our fixed income securities portfolio, which was impacted by tightening credit spreads and a decrease in risk-free rates as seen in the 10-year U.S. Treasury Note, which fell by 6 basis points in 2017.

Fixed Income Securities
At March 31, 2017, our fixed income securities portfolio represented 90% of our total invested assets, compared to our December 31, 2016 allocation of 92%. The effective duration of the fixed income securities portfolio as of March 31, 2017 was 3.6 years, including short-term investments, compared to the Insurance Subsidiaries’ liability duration of approximately 4.0 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Our fixed income securities portfolio had a weighted average credit rating of "AA-" with 97% of the securities in the portfolio being investment grade quality at both March 31, 2017 and December 31, 2016. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2016. However, we have recently increased our exposure to floating rate fixed income securities, which is largely reflective of our increased allocation to collateralized loan obligations ("CLO"). Floating rate securities represent approximately 17% of our fixed income securities portfolio as of March 31, 2017 compared to 13% as of December 31, 2016. The increase in floating rate instruments, which are primarily indexed to Libor, will increase the sensitivity of changes to our book yield and investment income.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2016 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2017	2016
Fixed income securities	$36,891	31,644
Equity securities	1,468	2,230
Short-term investments	250	159
Other investments	1,603	(1,066)
Investment expenses	(2,793)	(2,198)
Net investment income earned – before tax	37,419	30,769
Net investment income tax expense	(9,968)	(7,209)
Net investment income earned – after tax	$27,451	23,560
Effective tax rate	26.6%	23.4
Annualized after-tax yield on fixed income securities	2.2	2.0
Annualized after-tax yield on investment portfolio	2.0	1.8

The increase in net investment income in First Quarter 2017 was driven primarily by our fixed income securities portfolio, reflecting a higher asset base and improved yields in this portfolio, which is partially associated with our increased investments in CLO and other floating rate instruments.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized gains for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2017	2016
Net realized gains, excluding OTTI	$2,430	889
OTTI	(3,475)	(3,593)
Total net realized gains (losses)	(1,045)	(2,704)

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in millions)	2017	2016
Federal income tax expense	$17.1	14.8
Effective tax rate	25.4%	28.6

The effective tax rate in the table above differs from the statutory tax rate of 35% primarily because of tax-advantaged interest and dividend income. The decrease in our effective tax rate from First Quarter 2016 was driven primarily by our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting ("ASU 2016-09") on January 1, 2017, which requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded in additional paid-in capital. For further information on our adoption of ASU 2016-09, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

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

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $248 million at March 31, 2017 was comprised of $26 million at the Parent and $222 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $65 million at March 31, 2017, compared to $74 million at December 31, 2016.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $80 million in total dividends to the Parent in 2017, of which $20.0 million was paid during First Quarter 2017. As of December 31, 2016, our allowable ordinary maximum dividend was $193 million for 2017.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.6 years as of March 31, 2017, while the liabilities of the Insurance Subsidiaries have a duration of 4.0 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at March 31, 2017 or at any time during 2017.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2017	Actual as of March 31, 2017
Consolidated net worth	Not less than $1.1 billion	$1.6 billion
Statutory surplus	Not less than $750 million	$1.6 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	21.8%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end.

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

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of March 31, 2017
SICSC	$644.9	$64.5	32.0	32.5	1.4
SICSE	490.7	49.1	28.0	21.1	0.9
SICA	2,314.2	231.4	50.0	181.4	8.2
SICNY	427.5	21.4	—	21.4	1.0
Total		$366.4	110.0	256.4	11.5

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
As of March 31, 2017
SICSC	$644.9	$64.5	27.0	37.5
SICSE	490.7	49.1	18.0	31.1
Total		$113.6	45.0	68.6

Short-term Borrowings
In First Quarter 2017, SICA borrowed $64 million from the FHLBNY, which was repaid on March 21, 2017. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during First Quarter 2017.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2017, we had GAAP stockholders' equity and statutory surplus of $1.6 billion. With total debt of $438.8 million, our debt-to-capital ratio was approximately 21.6% at March 31, 2017.

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

Book value per share increased to $27.34 as of March 31, 2017, from $26.42 as of December 31, 2016, due to $0.85 in net income and $0.30 in unrealized gains on our investment portfolio, partially offset by $0.16 in dividends to our shareholders.

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

Our ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2016 Annual Report and continue to be as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Moody's Investor Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

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

Off-Balance Sheet Arrangements
At March 31, 2017 and December 31, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2016. As of March 31, 2017, we had contractual obligations that expire at various dates through 2030 that may require us to invest up to $143 million in alternative and other investments. There is no certainty that any such additional investment will be required. Additionally, as of March 31, 2017, we had contractual obligations that expire in 2019 to invest $12.9 million in a non-publicly traded common stock within our AFS portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. For additional details on transactions with related parties, see Note 12. "Related Party Transactions" in Item 1. "Financial Statements." of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2016 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2016 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in First Quarter 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2017	1,188	$43.77	—	—
February 1 - 28, 2017	126,061	43.64	—	—
March 1 - 31, 2017	398	46.55	—	—
Total	127,647	$43.65	—	—

1During First Quarter 2017, 124,799 shares were purchased from employees in connection with the vesting of restricted stock units and 2,848 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

ITEM 5. OTHER INFORMATION.
Our 2017 Annual Meeting of Stockholders was held on April 26, 2017. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following twelve nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	46,280,482	951,992	34,696
A. David Brown	46,290,742	941,064	35,364
John C. Burville	46,413,958	816,866	36,346
Robert Kelly Doherty	46,933,375	299,493	34,302
Michael J. Morrissey	46,926,225	321,815	19,130
Gregory E. Murphy	45,485,564	1,745,304	36,302
Cynthia S. Nicholson	46,600,699	620,113	46,358
Ronald L. O'Kelley	46,348,340	878,873	39,957
William M. Rue	46,302,984	929,226	34,960
John S. Scheid	46,847,176	379,742	40,252
J. Brian Thebault	44,854,733	2,376,992	35,445
Philip H. Urban	46,938,212	293,241	35,717

There were 4,699,723 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in our Proxy Statement for the 2017 Annual Meeting of Stockholders. The votes were as follows: 45,539,423 shares voted for this proposal; 1,514,509 shares voted against it; and 213,238 shares abstained. There were 4,699,723 broker non-votes.

(c) Stockholders voted to approve, on an advisory basis, the frequency of an advisory vote on the compensation of our named executive officers as follows: 36,587,207 shares voted for an advisory vote every year; 515,011 shares voted for an advisory vote every two years; 9,978,712 shares voted for an advisory vote every three years; and 186,240 shares abstained. There were 4,699,723 broker non-votes.

(d) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2017. The votes were as follows: 51,046,537 shares voted for this proposal; 859,145 shares voted against it; and 61,211 shares abstained.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	April 27, 2017
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	April 27, 2017
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)