Form 10-Q
period 2017-06-30
SELECTIVE INSURANCE GROUP INC
filed 2017-07-27
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Emerging growth company ☐	Smaller reporting company ☐
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes☐          No☒
As of July 14, 2017, there were 58,364,187 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $75,540 – 2017; $105,211 – 2016)	$72,514	101,556
Fixed income securities, available-for-sale – at fair value (amortized cost: $4,923,005 – 2017; $4,753,759 – 2016)	5,018,722	4,792,540
Equity securities, available-for-sale – at fair value (cost: $131,463 – 2017; $120,889 – 2016)	161,694	146,753
Short-term investments (at cost which approximates fair value)	133,706	221,701
Other investments	116,411	102,397
Total investments (Note 4 and 6)	5,503,047	5,364,947
Cash	8,628	458
Interest and dividends due or accrued	40,231	40,164
Premiums receivable, net of allowance for uncollectible accounts of: $6,627 – 2017; $5,980 – 2016	764,340	681,611
Reinsurance recoverable, net of allowance for uncollectible accounts of: $5,200 – 2017; $5,500 – 2016	601,887	621,537
Prepaid reinsurance premiums	151,898	146,282
Current federal income tax	—	2,486
Deferred federal income tax	60,388	84,840
Property and equipment – at cost, net of accumulated depreciation and amortization of: $206,847 – 2017; $198,729 – 2016	66,255	69,576
Deferred policy acquisition costs	234,903	222,564
Goodwill	7,849	7,849
Other assets	88,778	113,534
Total assets	$7,528,204	7,355,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 8)	$3,731,221	3,691,719
Unearned premiums	1,352,068	1,262,819
Long-term debt	438,894	438,667
Current federal income tax	2,104	—
Accrued salaries and benefits	103,177	132,880
Other liabilities	248,184	298,393
Total liabilities	$5,875,648	5,824,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,150,866 – 2017; 101,620,436 – 2016	204,302	203,241
Additional paid-in capital	359,982	347,295
Retained earnings	1,641,820	1,568,881
Accumulated other comprehensive income (loss) (Note 11)	24,497	(15,950)
Treasury stock – at cost (shares: 43,788,147 – 2017; 43,653,237 – 2016)	(578,045)	(572,097)
Total stockholders’ equity	$1,652,556	1,531,370
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,528,204	7,355,848

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Net premiums earned	$568,030	531,932	1,128,884	1,054,390
Net investment income earned	41,430	31,182	78,849	61,951
Net realized gains (losses):
Net realized investment gains	2,951	2,314	5,381	3,203
Other-than-temporary impairments	(1,211)	(559)	(4,686)	(4,152)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	(6)	10	(6)	10
Total net realized gains (losses)	1,734	1,765	689	(939)
Other income	3,291	3,868	6,532	4,819
Total revenues	614,485	568,747	1,214,954	1,120,221

Expenses:
Losses and loss expenses incurred	341,559	298,479	659,031	595,623
Policy acquisition costs	196,824	190,731	393,052	373,958
Interest expense	6,081	5,620	12,187	11,226
Other expenses	11,092	11,606	24,181	25,228
Total expenses	555,556	506,436	1,088,451	1,006,035

Income before federal income tax	58,929	62,311	126,503	114,186

Federal income tax expense:
Current	17,785	18,318	32,058	32,402
Deferred	(282)	392	2,579	1,151
Total federal income tax expense	17,503	18,710	34,637	33,553

Net income	$41,426	43,601	91,866	80,633

Earnings per share:
Basic net income	$0.71	0.75	1.57	1.40

Diluted net income	$0.70	0.74	1.55	1.38

Dividends to stockholders	$0.16	0.15	0.32	0.30

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income	$41,426	43,601	91,866	80,633

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	23,326	36,188	40,087	78,917
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	4	(6)	4	(6)
Amounts reclassified into net income:
Held-to-maturity securities	(28)	(12)	(60)	(59)
Realized (gains) losses on available-for-sale securities	(1,225)	(1,145)	(244)	609
Total unrealized gains on investment securities	22,077	35,025	39,787	79,461

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	330	985	660	1,971
Total defined benefit pension and post-retirement plans	330	985	660	1,971
Other comprehensive income	22,407	36,010	40,447	81,432
Comprehensive income	$63,833	79,611	132,313	162,065

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands, except per share amounts)	2017	2016
Common stock:
Beginning of year	$203,241	201,723
Dividend reinvestment plan (shares: 15,419 – 2017; 20,808 – 2016)	31	42
Stock purchase and compensation plans (shares: 515,011 – 2017; 569,034 – 2016)	1,030	1,138
End of period	204,302	202,903

Additional paid-in capital:
Beginning of year	347,295	326,656
Dividend reinvestment plan	693	696
Stock purchase and compensation plans	11,994	12,757
End of period	359,982	340,109

Retained earnings:
Beginning of year	1,568,881	1,446,192
Net income	91,866	80,633
Dividends to stockholders ($0.32 per share – 2017; $0.30 per share – 2016)	(18,927)	(17,583)
End of period	1,641,820	1,509,242

Accumulated other comprehensive income:
Beginning of year	(15,950)	(9,425)
Other comprehensive income	40,447	81,432
End of period	24,497	72,007

Treasury stock:
Beginning of year	(572,097)	(567,105)
Acquisition of treasury stock (shares: 134,910 – 2017; 138,007 – 2016)	(5,948)	(4,419)
End of period	(578,045)	(571,524)
Total stockholders’ equity	$1,652,556	1,552,737

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2017	2016
Operating Activities
Net income	$91,866	80,633

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,409	30,155
Stock-based compensation expense	8,372	7,203
Undistributed (gains) losses of equity method investments	(3,575)	1,677
Loss on disposal of fixed assets	998	—
Net realized (gains) losses	(689)	939

Changes in assets and liabilities:
Increase in reserve for losses and loss expenses, net of reinsurance recoverable	59,152	41,986
Increase in unearned premiums, net of prepaid reinsurance	83,633	89,109
Decrease in net federal income taxes	7,263	2,380
Increase in premiums receivable	(82,729)	(91,391)
Increase in deferred policy acquisition costs	(12,339)	(15,395)
Increase in interest and dividends due or accrued	(204)	(1,030)
Decrease in accrued salaries and benefits	(29,703)	(48,603)
Decrease (increase) in other assets	24,953	(3,877)
Decrease in other liabilities	(48,684)	(34,659)
Net cash provided by operating activities	123,723	59,127

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(4,235)
Purchase of fixed income securities, available-for-sale	(1,194,142)	(411,538)
Purchase of equity securities, available-for-sale	(22,115)	(16,796)
Purchase of other investments	(22,121)	(17,734)
Purchase of short-term investments	(2,259,305)	(691,496)
Sale of fixed income securities, available-for-sale	717,072	22,114
Sale of short-term investments	2,348,892	680,865
Redemption and maturities of fixed income securities, held-to-maturity	28,730	44,615
Redemption and maturities of fixed income securities, available-for-sale	300,430	264,244
Sale of equity securities, available-for-sale	6,289	83,793
Distributions from other investments	9,843	13,380
Purchase of property and equipment	(7,047)	(8,187)
Net cash used in investing activities	(93,474)	(40,975)

Financing Activities
Dividends to stockholders	(17,922)	(16,569)
Acquisition of treasury stock	(5,948)	(4,419)
Net proceeds from stock purchase and compensation plans	4,045	4,368
Proceeds from borrowings	64,000	55,000
Repayments of borrowings	(64,000)	(55,000)
Excess tax benefits from share-based payment arrangements	—	1,761
Repayments of capital lease obligations	(2,254)	(2,661)
Net cash used in financing activities	(22,079)	(17,520)
Net increase in cash	8,170	632
Cash, beginning of year	458	898
Cash, end of period	$8,628	1,530
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2017 (“Second Quarter 2017”) and June 30, 2016 (“Second Quarter 2016”) and the six-month periods ended June 30, 2017 ("Six Months 2017") and June 30, 2016 ("Six Months 2016"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the SEC.

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
Consolidated Statements of Income
The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. In addition, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded in additional paid-in capital. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were adopted on a prospective basis. As a result of adoption, we recognized an income tax benefit in the Consolidated Statements of Income of $0.4 million in Second Quarter 2017 and $3.3 million in Six Months 2017 related to stock grants that have vested this year.

In recording share-based compensation expense, ASU 2016-09 allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to include an estimate of forfeitures in the computation of our share-based compensation expense. As this treatment is consistent with previous guidance, this election had no impact on our consolidated financial statements.
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

ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Our adoption of this guidance will require a cumulative-effect adjustment to the balance sheet as of January 1, 2018 in an amount equal to the after-tax net unrealized gain or loss on our equity portfolio as of year-end 2017. If this guidance had been adopted as of the beginning of 2017, the cumulative-effect adjustment would have been approximately $17 million and we would have recognized additional after-tax net income of approximately $3 million or $0.05 per diluted share, reflecting the change in fair value during Six Months 2017.

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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires that an employer report a pension plan's service cost in the same line item or line items as other compensation costs arising from services rendered by pertinent employees during the period. ASU 2017-07 also requires that other components of net benefit cost be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted at the beginning of an annual period. As our pension plan was frozen as of March 2016, we ceased accruing additional service fee costs at that time. Therefore, the application of this guidance is not anticipated to impact our financial condition, results of operations, or disclosures.
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted. This ASU does not impact us, as we amortize premium on these callable debt securities to the earliest call date.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides clarification about which changes to the terms or conditions of a share-based payment award would require the application of modification accounting. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not anticipated to impact us, as we currently record modifications in accordance with this ASU.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2017	2016
Cash paid during the period for:
Interest	$11,963	10,986
Federal income tax	27,000	29,000

Non-cash items:
Exchange of fixed income securities, AFS	1,029	17,702
Corporate actions related to equity securities, AFS[1]	—	3,032
Assets acquired under capital lease arrangements	278	2,999
Non-cash purchase of property and equipment	—	577
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheets was $8.1 million at June 30, 2017 and $8.9 million at June 30, 2016 of cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of June 30, 2017 and December 31, 2016 was as follows:

June 30, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$53,734	185	53,919	1,703	—	55,622
Corporate securities	18,714	(119)	18,595	1,323	—	19,918
Total HTM fixed income securities	$72,448	66	72,514	3,026	—	75,540

December 31, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$77,466	317	77,783	2,133	—	79,916
Corporate securities	22,711	(143)	22,568	1,665	(158)	24,075
Commercial mortgage-backed securities ("CMBS")	1,220	(15)	1,205	15	—	1,220
Total HTM fixed income securities	$101,397	159	101,556	3,813	(158)	105,211

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.

(b) Information regarding our AFS securities as of June 30, 2017 and December 31, 2016 was as follows:

June 30, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$66,932	1,103	(32)	68,003
Foreign government	18,157	557	—	18,714
Obligations of states and political subdivisions	1,360,211	45,641	(1,086)	1,404,766
Corporate securities	1,782,993	39,041	(524)	1,821,510
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	698,594	4,108	(178)	702,524
CMBS	277,320	2,128	(243)	279,205
Residential mortgage-backed securities (“RMBS”)	718,798	6,068	(866)	724,000
Total AFS fixed income securities	4,923,005	98,646	(2,929)	5,018,722
AFS equity securities:
Common stock	115,315	30,108	(987)	144,436
Preferred stock	16,148	1,110	—	17,258
Total AFS equity securities	131,463	31,218	(987)	161,694
Total AFS securities	$5,054,468	129,864	(3,916)	5,180,416

December 31, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$75,139	2,230	(36)	77,333
Foreign government	26,559	322	(16)	26,865
Obligations of states and political subdivisions	1,366,287	18,610	(5,304)	1,379,593
Corporate securities	1,976,556	27,057	(5,860)	1,997,753
CLO and other ABS	527,876	1,439	(355)	528,960
CMBS	256,356	1,514	(1,028)	256,842
RMBS	524,986	3,006	(2,798)	525,194
Total AFS fixed income securities	4,753,759	54,178	(15,397)	4,792,540
AFS equity securities:
Common stock	104,663	26,250	(305)	130,608
Preferred stock	16,226	274	(355)	16,145
Total AFS equity securities	120,889	26,524	(660)	146,753
Total AFS securities	$4,874,648	80,702	(16,057)	4,939,293

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" ("AOCI") on the Consolidated Balance Sheets.

(c) The severity of impairment on securities in an unrealized/unrecognized loss position averaged 1% of amortized cost at both June 30, 2017 and December 31, 2016. Quantitative information regarding unrealized losses on our AFS portfolio is provided below.

June 30, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$12,670	(32)	—	—	12,670	(32)
Obligations of states and political subdivisions	107,387	(1,086)	—	—	107,387	(1,086)
Corporate securities	72,991	(517)	2,531	(7)	75,522	(524)
CLO and other ABS	156,406	(178)	—	—	156,406	(178)
CMBS	42,671	(243)	—	—	42,671	(243)
RMBS	179,293	(860)	449	(6)	179,742	(866)
Total AFS fixed income securities	571,418	(2,916)	2,980	(13)	574,398	(2,929)
AFS equity securities:
Common stock	18,423	(987)	—	—	18,423	(987)
Total AFS equity securities	18,423	(987)	—	—	18,423	(987)
Total AFS	$589,841	(3,903)	2,980	(13)	592,821	(3,916)

December 31, 2016	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,419	(36)	—	—	6,419	(36)
Foreign government	13,075	(16)	—	—	13,075	(16)
Obligations of states and political subdivisions	306,509	(5,304)	—	—	306,509	(5,304)
Corporate securities	462,902	(5,771)	4,913	(89)	467,815	(5,860)
CLO and other ABS	189,795	(354)	319	(1)	190,114	(355)
CMBS	82,492	(1,021)	1,645	(7)	84,137	(1,028)
RMBS	279,480	(2,489)	8,749	(309)	288,229	(2,798)
Total AFS fixed income securities	1,340,672	(14,991)	15,626	(406)	1,356,298	(15,397)
AFS equity securities:
Common stock	11,271	(305)	—	—	11,271	(305)
Preferred stock	6,168	(355)	—	—	6,168	(355)
Total AFS equity securities	17,439	(660)	—	—	17,439	(660)
Total AFS	$1,358,111	(15,651)	15,626	(406)	1,373,737	(16,057)
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

(d) Fixed income securities at June 30, 2017, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at June 30, 2017:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$306,493	34,521	34,898
Due after one year through five years	2,095,055	29,648	31,498
Due after five years through 10 years	2,379,624	8,345	9,144
Due after 10 years	237,550	—	—
Total fixed income securities	$5,018,722	72,514	75,540

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

The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2017			December 31, 2016
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$46,945	76,027	122,972	41,135	76,774	117,909
Private credit	29,942	57,391	87,333	28,193	40,613	68,806
Real assets	20,783	31,237	52,020	14,486	22,899	37,385
Total alternative investments	97,670	164,655	262,325	83,814	140,286	224,100
Other securities	18,741	—	18,741	18,583	3,400	21,983
Total other investments	$116,411	164,655	281,066	102,397	143,686	246,083
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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three and six-month periods ended March 31 is included in our Second Quarter and Six Months results. This information is as follows:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2017	2016	2017	2016
Net investment (loss) income	$(9.9)	(4.6)	(62.4)	37.0
Realized gains	(70.2)	193.2	(304.3)	981.1
Net change in unrealized depreciation	1,418.5	(253.9)	1,890.0	(1,236.5)
Net gain	$1,338.4	(65.3)	1,523.3	(218.4)
Selective’s insurance subsidiaries’ other investments gain (loss)	$5.2	(0.6)	6.8	(1.7)

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at June 30, 2017 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2017:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$3.1	—	23.9	27.0
Obligations of states and political subdivisions	—	—	2.0	2.0
CMBS	3.6	4.8	—	8.4
RMBS	60.6	51.9	—	112.5
Total pledged as collateral	$67.3	56.7	25.9	149.9

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of June 30, 2017 or December 31, 2016.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Fixed income securities	$37,668	31,753	$74,559	63,397
Equity securities	1,419	2,204	2,887	4,434
Short-term investments	377	142	627	301
Other investments	5,231	(611)	6,834	(1,677)
Investment expenses	(3,265)	(2,306)	(6,058)	(4,504)
Net investment income earned	$41,430	31,182	$78,849	61,951

(i) The following tables summarize OTTI by asset type for the periods indicated:

Second Quarter 2017	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$2	—	2
Obligations of states and political subdivisions	239	—	239
Corporate securities	381	—	381
CLO and other ABS	62	—	62
CMBS	220	—	220
RMBS	71	(6)	77
Total AFS fixed income securities	975	(6)	981
AFS equity securities:
Common stock	46	—	46
Total AFS equity securities	46	—	46
Other Investments	190	—	190
Total OTTI losses	$1,211	$(6)	$1,217

Second Quarter 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$104	—	104
RMBS	98	10	88
Total AFS fixed income securities	202	10	192
AFS equity securities:
Common stock	357	—	357
Total AFS equity securities	357	—	357
Total OTTI losses	$559	10	549

Six Months 2017	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$31	—	31
Obligations of states and political subdivisions	612	—	612
Corporate securities	575	—	575
CLO and other ABS	85	—	85
CMBS	670	—	670
RMBS	1,163	(6)	1,169
Total AFS fixed income securities	3,136	(6)	3,142
AFS equity securities:
Common stock	1,360	—	1,360
Total AFS equity securities	1,360	—	1,360
Other Investments	190	—	190
Total OTTI losses	$4,686	$(6)	$4,692

Six Months 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,077	—	1,077
RMBS	98	10	88
Total AFS fixed income securities	1,175	10	1,165
AFS equity securities:
Common stock	2,974	—	2,974
Preferred stock	3	—	3
Total AFS equity securities	2,977	—	2,977
Total OTTI losses	$4,152	10	4,142

For a discussion of our evaluation for OTTI refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
HTM fixed income securities
Gains	$44	3	44	3
Losses	—	—	(1)	(1)
AFS fixed income securities
Gains	2,715	365	6,267	985
Losses	(153)	(5)	(1,740)	(41)
AFS equity securities
Gains	350	2,171	350	2,501
Losses	—	(220)	—	(240)
Other investments
Gains	—	—	480	—
Losses	(5)	—	(19)	(4)
Total net realized gains (excluding OTTI charges)	$2,951	2,314	5,381	3,203

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $123.1 million and $88.7 million in Second Quarter 2017 and Second Quarter 2016, respectively, and $723.4 million and $105.9 million in Six Months 2017 and Six Months 2016, respectively. This increase was driven by higher trading volume in our fixed income securities portfolio related to the recent hiring of new external investment managers.

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

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt have improved since December 31, 2016, but not by more than 5% in the aggregate. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at June 30, 2017 and December 31, 2016:

June 30, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 6/30/2017	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$68,003	24,828	43,175	—
Foreign government	18,714	—	18,714	—
Obligations of states and political subdivisions	1,404,766	—	1,404,766	—
Corporate securities	1,821,510	—	1,821,510	—
CLO and other ABS	702,524	—	702,524	—
CMBS	279,205	—	279,205	—
RMBS	724,000	—	724,000	—
Total AFS fixed income securities	5,018,722	24,828	4,993,894	—
AFS equity securities:
Common stock	144,436	135,966	—	8,470
Preferred stock	17,258	17,258	—	—
Total AFS equity securities	161,694	153,224	—	8,470
Total AFS securities	5,180,416	178,052	4,993,894	8,470
Short-term investments	133,706	133,706	—	—
Total assets measured at fair value	$5,314,122	311,758	4,993,894	8,470

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$77,333	27,520	49,813	—
Foreign government	26,865	—	26,865	—
Obligations of states and political subdivisions	1,379,593	—	1,379,593	—
Corporate securities	1,997,753	—	1,997,753	—
CLO and other ABS	528,960	—	528,960	—
CMBS	256,842	—	256,842	—
RMBS	525,194	—	525,194	—
Total AFS fixed income securities	4,792,540	27,520	4,765,020	—
AFS equity securities:
Common stock	130,608	122,932	—	7,676
Preferred stock	16,145	16,145	—	—
Total AFS equity securities	146,753	139,077	—	7,676
Total AFS securities	4,939,293	166,597	4,765,020	7,676
Short-term investments	221,701	221,701	—	—
Total assets measured at fair value	$5,160,994	388,298	4,765,020	7,676

[1]	There were no transfers of securities between Level 1 and Level 2.

There were no material changes in the fair value of securities measured using Level 3 inputs since December 31, 2016.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2017 and December 31, 2016:

June 30, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 6/30/2017	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$55,622	—	55,622	—
Corporate securities	19,918	—	13,960	5,958
Total HTM fixed income securities	$75,540	—	69,582	5,958

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$58,690	—	58,690	—
6.70% Senior Notes	112,573	—	112,573	—
5.875% Senior Notes	188,767	188,767	—	—
1.61% borrowings from FHLBNY	24,521	—	24,521	—
1.56% borrowings from FHLBNY	24,462	—	24,462	—
3.03% borrowings from FHLBI	60,837	—	60,837	—
Total long-term debt	$469,850	188,767	281,083	—

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$79,916	—	79,916	—
Corporate securities	24,075	—	16,565	7,510
CMBS	1,220	—	1,220	—
Total HTM fixed income securities	$105,211	—	97,701	7,510

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,148	—	56,148	—
6.70% Senior Notes	108,333	—	108,333	—
5.875% Senior Notes	176,860	176,860	—	—
1.61% borrowings from FHLBNY	24,286	—	24,286	—
1.56% borrowings from FHLBNY	24,219	—	24,219	—
3.03% borrowings from FHLBI	59,313	—	59,313	—
Total long-term debt	$449,159	176,860	272,299	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Premiums written:
Direct	$706,408	665,862	1,390,228	1,312,140
Assumed	6,488	7,788	12,179	14,108
Ceded	(99,082)	(95,510)	(189,889)	(182,749)
Net	$613,814	578,140	1,212,518	1,143,499
Premiums earned:
Direct	$654,588	612,406	1,301,316	1,219,067
Assumed	6,063	7,171	11,842	13,441
Ceded	(92,621)	(87,645)	(184,274)	(178,118)
Net	$568,030	531,932	1,128,884	1,054,390
Loss and loss expense incurred:
Direct	$389,550	362,064	731,672	723,703
Assumed	7,766	6,140	12,203	12,495
Ceded	(55,757)	(69,725)	(84,844)	(140,575)
Net	$341,559	298,479	659,031	595,623

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Ceded premiums written	$(63,808)	(63,906)	(120,142)	(117,154)
Ceded premiums earned	(57,655)	(56,667)	(114,932)	(113,481)
Ceded loss and loss expense incurred	(15,140)	(24,261)	(21,681)	(64,979)

NOTE 8. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2017	2016
Gross reserves for losses and loss expenses, at beginning of year	$3,691,719	3,517,728
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	611,200	551,019
Net reserves for losses and loss expenses, at beginning of year	3,080,519	2,966,709
Incurred losses and loss expenses for claims occurring in the:
Current year	684,877	624,159
Prior years	(25,846)	(28,536)
Total incurred losses and loss expenses	659,031	595,623
Paid losses and loss expenses for claims occurring in the:
Current year	171,724	146,849
Prior years	425,521	402,255
Total paid losses and loss expenses	597,245	549,104
Net reserves for losses and loss expenses, at end of period	3,142,305	3,013,228
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of period	588,916	576,941
Gross reserves for losses and loss expenses at end of period	$3,731,221	3,590,169

Prior year development in Six Months 2017 of $25.8 million was primarily driven by favorable prior year casualty reserve development of $37.4 million in our general liability line of business and $15.3 million in our workers compensation line of business. This was partially offset by unfavorable casualty reserve development of $21.0 million in our commercial automobile line of business and $4.0 million in our personal automobile line of business.

Prior year development in Six Months 2016 of $28.5 million was primarily due to favorable casualty reserve development of $22.0 million in our general liability line of business and $21.0 million in our workers compensation line of business. This was partially offset by unfavorable casualty reserve development of $13.0 million in our commercial automobile line of business and $3.0 million in our E&S segment.

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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$108,316	98,896	215,445	194,315
Workers compensation	79,460	75,251	158,786	151,251
General liability	141,503	129,283	281,487	257,368
Commercial property	78,052	73,591	154,443	143,769
Businessowners’ policies	24,989	24,651	49,834	48,555
Bonds	6,986	5,665	13,484	11,129
Other	4,288	3,940	8,529	7,779
Miscellaneous income	3,016	3,567	5,876	4,257
Total Standard Commercial Lines revenue	446,610	414,844	887,884	818,423
Standard Personal Lines:
Net premiums earned:
Personal automobile	37,663	35,881	74,613	71,661
Homeowners	32,467	33,411	65,167	66,311
Other	1,542	1,532	3,093	3,057
Miscellaneous income	275	301	656	561
Total Standard Personal Lines revenue	71,947	71,125	143,529	141,590
E&S Lines:
Net premiums earned:
Commercial liability	39,054	36,940	76,966	73,796
Commercial property	13,710	12,891	27,037	25,399
Miscellaneous income	—	—	—	1
Total E&S Lines revenue	52,764	49,831	104,003	99,196
Investments:
Net investment income	41,430	31,182	78,849	61,951
Net realized investment gains (losses)	1,734	1,765	689	(939)
Total Investments revenue	43,164	32,947	79,538	61,012
Total revenues	$614,485	568,747	1,214,954	1,120,221

Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Standard Commercial Lines:
Underwriting gain	$34,759	40,173	77,305	71,105
GAAP combined ratio	92.2%	90.2	91.2	91.3
Statutory combined ratio	90.6	88.6	89.5	89.1

Standard Personal Lines:
Underwriting (loss) gain	$(5,768)	6,125	(662)	14,730
GAAP combined ratio	108.0%	91.4	100.5	89.6
Statutory combined ratio	105.9	89.9	99.8	90.1

E&S Lines:
Underwriting gain (loss)	$1,319	(2,521)	2,889	(1,103)
GAAP combined ratio	97.5%	105.1	97.2	101.1
Statutory combined ratio	97.0	102.7	96.5	100.6

Investments:
Net investment income	$41,430	31,182	78,849	61,951
Net realized investment losses	1,734	1,765	689	(939)
Total investment income, before federal income tax	43,164	32,947	79,538	61,012
Tax on investment income	11,734	8,275	21,336	14,538
Total investment income, after federal income tax	$31,430	24,672	58,202	46,474

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$34,759	40,173	77,305	71,105
Standard Personal Lines	(5,768)	6,125	(662)	14,730
E&S Lines	1,319	(2,521)	2,889	(1,103)
Investment income, before federal income tax	43,164	32,947	79,538	61,012
Total all segments	73,474	76,724	159,070	145,744
Interest expense	(6,081)	(5,620)	(12,187)	(11,226)
General corporate and other expenses	(8,464)	(8,793)	(20,380)	(20,332)
Income, before federal income tax	$58,929	62,311	126,503	114,186

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

The following tables provide information regarding the Pension Plan:

	Pension Plan Quarter ended June 30,		Pension Plan Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$—	—	—	1,606
Interest cost	3,110	3,101	6,221	6,203
Expected return on plan assets	(4,855)	(3,988)	(9,709)	(7,976)
Amortization of unrecognized net actuarial loss	482	1,481	963	2,961
Total net periodic cost	$(1,263)	594	(2,525)	2,794

	Pension Plan Six Months ended June 30,
	2017	2016
Weighted-Average Expense Assumptions:
Discount rate	4.41%	4.69%
Effective interest rate for calculation of service cost	n/a	4.52
Effective interest rate for calculation of interest cost	3.83	4.02
Expected return on plan assets	6.24	6.37
Rate of compensation increase	n/a	4.00

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2017 and 2016 are as follows:

Second Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$58,929	17,503	41,426
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	35,887	12,561	23,326
Non-credit portion of OTTI recognized in OCI	6	2	4
Amounts reclassified into net income:
HTM securities	(43)	(15)	(28)
Realized gains on AFS securities	(1,885)	(660)	(1,225)
Total unrealized gains on investment securities	33,965	11,888	22,077
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	508	178	330
Total defined benefit pension and post-retirement plans	508	178	330
Other comprehensive income	34,473	12,066	22,407
Comprehensive income	$93,402	29,569	63,833

Second Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$62,311	18,710	43,601
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	55,675	19,487	36,188
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(19)	(7)	(12)
Realized gains on AFS securities	(1,762)	(617)	(1,145)
Total unrealized gains on investment securities	53,884	18,859	35,025
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,517	532	985
Total defined benefit pension and post-retirement plans	1,517	532	985
Other comprehensive income	55,401	19,391	36,010
Comprehensive income	$117,712	38,101	79,611

Six Months 2017
($ in thousands)	Gross	Tax	Net
Net income	$126,503	34,637	91,866
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	61,672	21,585	40,087
Non-credit portion of OTTI recognized in OCI	6	2	4
Amounts reclassified into net income:
HTM securities	(92)	(32)	(60)
Realized gains on AFS securities	(375)	(131)	(244)
Total unrealized gains on investment securities	61,211	21,424	39,787
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,015	355	660
Total defined benefit pension and post-retirement plans	1,015	355	660
Other comprehensive income	62,226	21,779	40,447
Comprehensive income	$188,729	56,416	132,313

Six Months 2016
($ in thousands)	Gross	Tax	Net
Net income	$114,186	33,553	80,633
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	121,412	42,495	78,917
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(91)	(32)	(59)
Realized losses on AFS securities	937	328	609
Total unrealized gains on investment securities	122,248	42,787	79,461
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	3,033	1,062	1,971
Total defined benefit pension and post-retirement plans	3,033	1,062	1,971
Other comprehensive income	125,281	43,849	81,432
Comprehensive income	$239,467	77,402	162,065

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2017 were as follows:

June 30, 2017					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gain on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2016	$(150)	102	42,170	42,122	(58,072)	(15,950)
OCI before reclassifications	4	—	40,087	40,091	—	40,091
Amounts reclassified from AOCI	—	(60)	(244)	(304)	660	356
Net current period OCI	4	(60)	39,843	39,787	660	40,447
Balance, June 30, 2017	$(146)	42	82,013	81,909	(57,412)	24,497

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2017	2016	2017	2016
HTM related
Unrealized losses on HTM disposals	17	60	30	88	Net realized gains (losses)
Amortization of net unrealized gains on HTM securities	(60)	(79)	(122)	(179)	Net investment income earned
	(43)	(19)	(92)	(91)	Income before federal income tax
	15	7	32	32	Total federal income tax expense
	(28)	(12)	(60)	(59)	Net income
Realized (gains) losses on AFS and OTTI
Realized (gains) losses on AFS disposals and OTTI	(1,885)	(1,762)	(375)	937	Net realized gains (losses)
	(1,885)	(1,762)	(375)	937	Income before federal income tax
	660	617	131	(328)	Total federal income tax expense
	(1,225)	(1,145)	(244)	609	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	111	329	221	658	Losses and loss expenses incurred
	397	1,188	794	2,375	Policy acquisition costs
Total defined benefit pension and post-retirement life	508	1,517	1,015	3,033	Income before federal income tax
	(178)	(532)	(355)	(1,062)	Total federal income tax expense
	330	985	660	1,971	Net income

Total reclassifications for the period	$(923)	(172)	356	2,521	Net income

NOTE 12. Related Party Transactions
BlackRock, Inc., a leading publicly traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On April 10, 2017, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of March 31, 2017, of 12.7% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. In Second Quarter 2017 and Six Months 2017, we incurred BlackRock-related expenses of $0.5 million and $1.0 million for services rendered, respectively. No material expenses were incurred with BlackRock in Second Quarter 2016 and Six Months 2016. Amounts payable for such services at June 30, 2017 and December 31, 2016, were $0.9 million and $0.4 million, respectively. All contracts with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

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

As of June 30, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Introduction
The Parent, through its ten insurance subsidiaries, collectively referred to as the "Insurance Subsidiaries," offers property and casualty insurance products in the standard and excess and surplus ("E&S") marketplaces. We classify our business into four reportable segments, which are as follows:

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

Our Standard Commercial and Standard Personal Lines products and services are written through nine of our Insurance Subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Our E&S products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.
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

•
Financial Highlights of Results for the second quarters ended June 30, 2017 (“Second Quarter 2017”) and June 30, 2016 (“Second Quarter 2016”) and the six-month periods ended June 30, 2017 ("Six Months 2017") and June 30, 2016 ("Six Months 2016");

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

Financial Highlights of Results for Second Quarter and Six Months 2017 and Second Quarter and Six Months 20161

($ and shares in thousands, except per share amounts)	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
	2017	2016			2017	2016
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$614,485	568,747	8%		$1,214,954	1,120,221	8%
After-tax net investment income	30,303	23,525	29		57,754	47,085	23
Pre-tax net income	58,929	62,311	(5)		126,503	114,186	11
Net income	41,426	43,601	(5)		91,866	80,633	14
Diluted net income per share	0.70	0.74	(5)		1.55	1.38	12
Diluted weighted-average outstanding shares	59,222	58,598	1		59,185	58,552	1
GAAP combined ratio	94.7%	91.8	2.9	pts	93.0%	92.0	1.0	pts
Statutory combined ratio	93.1	90.1	3.0		91.4	90.4	1.0
Invested assets per dollar of stockholders' equity	$3.33	3.39	(2)%		$3.33	3.39	(2)%
After-tax yield on investments	2.2%	1.8	0.4	pts	2.1%	1.8	0.3	pts
Annualized return on average equity ("ROE")	10.2	11.5	(1.3)		11.5	10.9	0.6
Non-GAAP measures:
Operating income[2]	$40,299	42,454	(5)%		$91,418	81,244	13%
Diluted operating income per share[2]	0.68	0.72	(6)		1.54	1.39	11
Annualized operating ROE[2]	9.9%	11.2	(1.3)	pts	11.5%	11.0	0.5	pts

[1]	Refer to the Glossary of Terms attached to our 2016 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per share, and annualized ROE to operating income, operating income per share, and annualized operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income	$41,426	43,601	91,866	80,633
Exclude: Net realized (gains) losses	(1,734)	(1,765)	(689)	939
Exclude: Tax on net realized (gains) losses	607	618	241	(328)
Operating income	$40,299	42,454	91,418	81,244

Reconciliation of net income per share to operating income per share	Quarter ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Diluted net income per share	$0.70	0.74	1.55	1.38
Exclude: Net realized (gains) losses per share	(0.03)	(0.03)	(0.01)	0.02
Exclude: Tax on net realized (gains) losses per share	0.01	0.01	—	(0.01)
Diluted operating income per share	$0.68	0.72	1.54	1.39

Reconciliation of annualized ROE to annualized operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Annualized ROE	10.2%	11.5	11.5	10.9
Exclude: Net realized (gains) losses	(0.4)	(0.5)	(0.1)	0.1
Exclude: Tax on net realized (gains) losses	0.1	0.2	0.1	—
Annualized operating ROE	9.9%	11.2	11.5	11.0

Our Six Months 2017 results continue to reflect our hard work to drive renewal pure price increases within our Standard Commercial and Personal Lines segments as well as our E&S segment, generate new business, and improve the underlying profitability of our book of business through various underwriting and claims initiatives. Our net premiums written ("NPW") growth of 6% in Six Months 2017 was driven by our strong franchise value with our "ivy league" distribution partners. Over the past eight years, our Standard Commercial Lines renewal pure price increases have cumulatively outperformed the Willis Towers Watson Commercial Lines Pricing (or CLIPs) survey by approximately 1,800 basis points, while maintaining high retention rates. In addition, NPW growth was aided by the appointment of 46 retail agents in 2016 and 10 retail agents in Six Months 2017, which is exclusive of 25 agents that have been appointed in our expansion states. These expansion state agents will begin generating premium for us in the second half of 2017.

In addition to the cumulative pure renewal price increases we have achieved over the past several years, we have benefited from underwriting and claims process enhancements, as well as a shift in our business mix towards higher quality accounts. For example, our workers compensation book of business, which represents approximately 20% of our Standard Commercial Lines business, continues to benefit from the steps we have taken in recent years to increase premium rates and improve the business mix by shifting towards lower hazard and smaller accounts from higher hazard and larger accounts. Additionally, claims initiatives, such as having an increased focus on reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration, have helped improve profitability of this line. The workers compensation statutory combined ratio was a profitable 86.9% in Six Months 2017. Our E&S segment has also seen some improvement in underwriting results as we have continued to deploy our corporate claims practices into this smaller operation; although we have not yet met our financial targets for this segment. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expenses” section within Critical Accounting Policies in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report.

After-tax net investment income grew 23% in Six Months 2017 compared to Six Months 2016, driven by higher yields on our fixed income portfolio and improved returns on our alternative investments. In 2016, we determined that a more active management approach to our investment portfolio was necessary to maximize the risk-adjusted after-tax income and total return of the portfolio in an investment environment of low interest rates, while maintaining a similar level of credit quality and duration risk. We have increased our long-term target risk asset allocation and modestly increased our exposure to non-investment grade fixed income securities, private equity investments, and private credit strategies to further diversify our allocation within risk assets. Our risk assets, which include public equities, non-investment grade fixed income securities, private equity investments, and other limited partnership private investments, represented 7% of our total invested assets at June 30, 2017 and may increase to approximately 10% over time.

The improvements to our underwriting profitability and the more active management of our investment portfolio contributed to our long-term goal of generating an operating ROE that is approximately 300 basis points in excess of our weighted average cost of capital over time. Our annualized operating ROE increased in Six Months 2017 to 11.5%, compared to 11.0% in Six Months 2016, mainly due to the increase in investment income mentioned above. Our annualized ROE and operating ROE contributions by component are as follows:

ROE	Quarter ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Insurance segments	4.9%	7.5	6.5%	7.5
Investment income[1]	7.5	6.2	7.3	6.4
Other	(2.5)	(2.5)	(2.3)	(2.9)
Net realized gains (losses)[1], net of tax at 35%	0.3	0.3	—	(0.1)
Annualized ROE	10.2	11.5	11.5	10.9
Exclude: Net realized gains (losses)[1], net of tax at 35%	(0.3)	(0.3)	—	0.1
Annualized operating ROE	9.9%	11.2	11.5%	11.0
Weighted average cost of capital, as of the prior year-end	8.5%	8.7	8.5%	8.7
1 Investment segment results are the combination of "Net investment income earned" and "Net realized losses".

Insurance Segments
The key metric in understanding our insurance segments’ contribution to annualized operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$613,814	578,140	6%		$1,212,518	1,143,499	6%
Net premiums earned (“NPE”)	568,030	531,932	7		1,128,884	1,054,390	7
Less:
Losses and loss expenses incurred	341,559	298,479	14		659,031	595,623	11
Net underwriting expenses incurred	194,237	188,058	3		388,494	370,764	5
Dividends to policyholders	1,924	1,618	19		1,827	3,271	(44)
Underwriting gain	$30,310	43,777	(31)%		$79,532	84,732	(6)%
GAAP Ratios:
Loss and loss expense ratio	60.2%	56.1	4.1	pts	58.4%	56.5	1.9	pts
Underwriting expense ratio	34.2	35.4	(1.2)		34.4	35.2	(0.8)
Dividends to policyholders ratio	0.3	0.3	—		0.2	0.3	(0.1)
Combined ratio	94.7	91.8	2.9		93.0	92.0	1.0
Statutory Ratios:
Loss and loss expense ratio	60.0	56.0	4.0		58.2	56.4	1.8
Underwriting expense ratio	32.8	33.8	(1.0)		33.0	33.7	(0.7)
Dividends to policyholders ratio	0.3	0.3	—		0.2	0.3	(0.1)
Combined ratio	93.1%	90.1	3.0	pts	91.4%	90.4	1.0	pts

The GAAP combined ratio increased by 2.9 points in Second Quarter 2017 and 1.0 point in Six Months 2017 compared to the same periods last year, driven by:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$29.3	5.2	pts	$8.4	1.6	pts	3.6	pts
Non-catastrophe property losses	73.3	12.9		64.3	12.1		0.8
Favorable prior year casualty reserve development	(14.3)	(2.5)		(10.0)	(1.9)		(0.6)
Total	88.3	15.6		62.7	11.8		3.8

	Six Months 2017			Six Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$41.5	3.7	pts	$22.8	2.2	pts	1.5	pts
Non-catastrophe property losses	144.7	12.8		130.8	12.4		0.4
Favorable prior year casualty reserve development	(28.7)	(2.5)		(27.0)	(2.6)		0.1
Total	157.5	14.0		126.6	12.0		2.0

The Second Quarter 2017 catastrophe losses included $11.9 million of development, or 2.1 points, from prior period storms. The most significant of these were three hail storms that occurred in March 2017 that added $8.8 million, or 1.5 points, to Second Quarter 2017 losses.

Details of the favorable prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2017		2016	2017	2016
General liability	$(15.0)		(11.0)	(37.4)	(22.0)
Commercial automobile	15.0		8.0	21.0	13.0
Workers compensation	(15.3)		(9.0)	(15.3)	(21.0)
Bonds	(2.0)		—	(2.0)	—
Total Standard Commercial Lines	(17.3)		(12.0)	(33.7)	(30.0)

Homeowners	1.0		—	1.0	—
Personal automobile	2.0		—	4.0	—
Total Standard Personal Lines	3.0		—	5.0	—

E&S	—		2.0	—	3.0

Total (favorable) prior year casualty reserve development	$(14.3)		(10.0)	(28.7)	(27.0)

(Favorable) impact on loss ratio	(2.5)	pts	(1.9)	(2.5)	(2.6)

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Improvements in the GAAP underwriting expense ratio in Second Quarter 2017 of 1.2 points and Six Months 2017 of 0.8 points compared to the same periods last year included the following:

•	A 0.3-point and 0.2-point decrease in supplemental commissions to our distribution partners in Second Quarter 2017 and Six Months 2017, respectively; and

•
A 0.3-point and 0.4-point decrease in pension expense in Second Quarter 2017 and Six Months 2017, respectively. As our pension plan ceased accruing benefits on March 31, 2016, we extended the amortization period for the net actuarial loss from the average remaining service life of active participants to the average remaining life expectancy of plan participants. This reduced amortization, coupled with interest costs in the quarter, did not fully offset the expected return on our pension assets, thereby creating the benefit that reduced our overall expense ratio. For additional information on our pension plan, refer to Note 10. "Retirement Plans" in Item 1. "Financial Statements." of this Form 10-Q.

Investments Segment
In total, our investment segment contributed 7.8 points to our overall annualized ROE in Second Quarter 2017 and 7.3 points in Six Months 2017, compared to 6.5 points and 6.3 points in Second Quarter and Six Months 2016, respectively. These increases were driven by improved yields on our fixed income securities portfolio. Additionally, our alternative investment portfolio reported pre-tax income of $5.2 million in Second Quarter 2017 and $6.8 million in Six Months 2017 compared to pre-tax losses of $0.6 million and $1.7 million in Second Quarter and Six Months 2016, respectively, which were negatively impacted by the energy sector in the prior year.

Other
Our other expenses, which are primarily comprised of expenses at the holding company level, reduced our overall annualized ROE by 2.5 points in both Second Quarter 2017 and Second Quarter 2016 and 2.3 points in Six Months 2017 compared to 2.9 points in Six Months 2016. The year-to-date variance was driven primarily by the tax effects of share-based compensation, which benefited our overall annualized ROE by 0.4 points in Six Months 2017. We do not expect this tax benefit to be replicated throughout the remainder of 2017. We had expected expense reductions and increased stability related to our share-based payment awards beginning in 2017, as we have restructured our 2017 awards to be more aligned with grant date fair value expense treatment and lowered the allocation to awards that require fair value adjustments subsequent to grant date. However, the 16% increase in our stock price during Six Months 2017 has resulted in fair value adjustments to our outstanding awards during Six Months 2017 that have offset the savings associated with the structural changes made to the awards granted in 2017.

For additional information on the tax effects of share-based compensation, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

Outlook
In 2017, we continue to focus on seeking out additional growth opportunities in our insurance operations while achieving rate and working towards our profit targets. We have been able to achieve NPW growth that has exceeded the industry’s growth rate, while at the same time generating solid underwriting margins. In addition, we have about a 1.3% standard commercial lines market share in the 22 states in which we operate and our long-term goal is to increase this market share to approximately 3%. By offering our distribution partners superior technology solutions and customer experience, we are targeting a 12% share of the standard commercial lines business within our independent agencies, which we refer to as our "share of wallet." As of June 30, 2017, our share of wallet with agencies with which we have an established relationship was 8%. We are also seeking to increase our agency appointments over time to represent a 25% market share of the states in which we are fully operational, from our current 18% share. We believe our relationships with our distribution partners are among the strongest in the industry and underpin our success. During Six Months 2017, we appointed 35 of the 85 new agents we are planning for this year, net of agency terminations.

Our expansion plans are well on track for Arizona and New Hampshire. We have appointed a total of 25 agents in these states, with appointments in each state controlling about 25% of that state's available commercial lines premium. We began quoting business during Second Quarter 2017, with policies being effective on or after July 1, 2017. Our approach to entering these states has been consistent with our agent franchise business model, which is predicated around our field-based underwriting, claims, and customer service.

In our Investments segment, we generated after-tax net investment income of $57.8 million in Six Months 2017 and are on track to meet our full-year guidance outlined below. Our challenge in 2017 is navigating the increased market volatility that may accompany uncertainty regarding fiscal and monetary policy changes. For instance, the potential impact of limiting or eliminating tax-advantage municipal bond interest may be significant to the returns of our municipal bond portfolio. Likewise, a reduction in the corporate tax rate or a border-adjustment tax may have significant repercussions in the marketplace. Weighing these risks when seeking new opportunities, and managing the risks for existing positions and sectors in the portfolio, will be a key focus throughout the remainder of the year.

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

After two quarters of better than expected results, we are revising our full-year expectations to the following:

•	A statutory combined ratio, excluding catastrophe losses, of 89.5%, an improvement of 100 basis points from our original guidance. This assumes no additional prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax investment income of $113 million, up from our original guidance of $110 million; and

•	Weighted average shares of 59.2 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$478,917	449,008	7%		$962,465	904,071	6%
NPE	443,594	411,277	8		882,008	814,166	8
Less:
Losses and loss expenses incurred	252,876	221,618	14		494,440	444,968	11
Net underwriting expenses incurred	154,035	147,868	4		308,436	294,822	5
Dividends to policyholders	1,924	1,618	19		1,827	3,271	(44)
Underwriting gain	$34,759	40,173	(13)%		$77,305	71,105	9%
GAAP Ratios:
Loss and loss expense ratio	57.1%	53.9	3.2	pts	56.0%	54.7	1.3	pts
Underwriting expense ratio	34.7	35.9	(1.2)		35.0	36.2	(1.2)
Dividends to policyholders ratio	0.4	0.4	—		0.2	0.4	(0.2)
Combined ratio	92.2	90.2	2.0		91.2	91.3	(0.1)
Statutory Ratios:
Loss and loss expense ratio	56.9	53.8	3.1		56.0	54.5	1.5
Underwriting expense ratio	33.3	34.4	(1.1)		33.3	34.2	(0.9)
Dividends to policyholders ratio	0.4	0.4	—		0.2	0.4	(0.2)
Combined ratio	90.6%	88.6	2.0	pts	89.5%	89.1	0.4	pts

The increases in NPW in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 were driven by: (i) direct new business; (ii) renewal pure price increases; and (iii) solid retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2017	2016	2017	2016
Retention	83%	83	83%	83
Renewal pure price increases	3.1	2.6	3.1	2.7
Direct new business	$98.0	95.5	$187.5	183.2

The NPE increases in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 were consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2017 compared with the twelve-month period ended June 30, 2016.

The GAAP loss and loss expense ratio increased 3.2 points in Second Quarter 2017 compared to Second Quarter 2016 and 1.3 points in Six Months 2017 compared to Six Months 2016, reflecting the following items, which were partially offset by underwriting improvements, claims initiatives, and earned rate that outpaced loss costs:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$17.0	3.8	pts	$3.6	0.9	pts	2.9	pts
Non-catastrophe property losses	48.2	10.9		41.6	10.1		0.8
Favorable prior year casualty reserve development	(17.3)	(3.9)		(12.0)	(2.9)		(1.0)
Total	47.9	10.8		33.2	8.1		2.7

	Six Months 2017			Six Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$23.9	2.7	pts	$15.3	1.9	pts	0.8	pts
Non-catastrophe property losses	98.0	11.1		85.2	10.5		0.6
Favorable prior year casualty reserve development	(33.7)	(3.8)		(30.0)	(3.7)		(0.1)
Total	88.2	10.0		70.5	8.7		1.3

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Second Quarter and Six Months 2017 and Second Quarter and Six Months 2016" section above and the line of business discussions below.

The decreases in the GAAP underwriting expense ratio in both the quarter and year-to-date periods of 1.2 points were primarily attributable to: (i) lower pension expense of 0.3 points in the quarter and 0.4 points in the year-to-date period; and (ii) lower supplemental commissions to our distribution partners of approximately 0.2 points in both periods. In addition, labor expenses decreased as a percentage of premium as we recognized productivity gains relative to the growth of our business.

The following is a discussion of our most significant Standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$158,721	145,489	9%		$313,858	290,195	8%
Direct new business	30,012	28,865	4		56,919	54,976	4
Retention	84%	83	1	pts	84%	83	1	pts
Renewal pure price increases	2.9	1.6	1.3		2.6	1.8	0.8
Statutory NPE	$141,503	129,283	9%		$281,487	257,368	9%
Statutory combined ratio	78.4%	83.5	(5.1)	pts	75.8%	83.4	(7.6)	pts
% of total statutory Standard Commercial Lines NPW	33	32			33	32
The statutory combined ratio decrease in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 was driven primarily by: (i) favorable prior year casualty reserve development, as illustrated in the tables below; (ii) lower supplemental commissions to our distribution partners of 0.3 points in each period; and (iii) lower pension expense of 0.3 points in the quarter and 0.5 points in the year-to-date period.

	Second Quarter 2017			Second Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(15.0)	(10.6)	pts	$(11.0)	(8.5)	pts	(2.1)	pts

	Six Months 2017			Six Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(37.4)	(13.3)	pts	$(22.0)	(8.5)	pts	(4.8)	pts

The significant drivers of the development were as follows:

•
Second Quarter and Six Months 2017: Development was primarily attributable to lower claims frequencies and severities primarily in accident years 2015 and prior, particularly in the products liability and excess liability segments.

•
Second Quarter and Six Months 2016: Development was primarily attributable to lower claims frequencies and severities in the 2012 through 2014 accident years, particularly in the products liability and excess liability segments.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$119,063	108,888	9%		$236,449	217,096	9%
Direct new business	20,990	20,682	1		39,550	39,272	1
Retention	84%	84	—	pts	84%	84	—	pts
Renewal pure price increases	6.9	4.8	2.1		6.7	4.9	1.8
Statutory NPE	$108,316	98,896	10%		$215,445	194,315	11%
Statutory combined ratio	114.1%	107.0	7.1	pts	109.9%	106.0	3.9	pts
% of total statutory Standard Commercial Lines NPW	25	24			25	24

The increases in the statutory combined ratio in Second Quarter and Six Months 2017 compared to the prior year periods were driven by:

•
Unfavorable prior year casualty reserve development that was higher by 5.7 points in Second Quarter 2017 and 3.0 points in Six Months 2017. This development was mainly due to higher casualty claim frequency, and some increases in claim severity, in accident years 2015 and 2016; and

•	Catastrophe losses that were higher by 0.6 points in Second Quarter 2017 and 0.3 points in Six Months 2017.

Quantitative information regarding the development and catastrophe losses is as follows:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$15.0	13.8	pts	$8.0	8.1	pts	5.7	pts
Catastrophe losses	0.9	0.8		0.2	0.2		0.6
Total	15.9	14.6		8.2	8.3		6.3

	Six Months 2017			Six Months 2016
($ in millions)	Losses Incurred	Impact on Loss Ratio		Losses Incurred	Impact on Loss Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$21.0	9.7	pts	$13.0	6.7	pts	3.0	pts
Catastrophe losses	1.1	0.5		0.3	0.2		0.3
Total	22.1	10.2		13.3	6.9		3.3

Workers Compensation
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$81,354	79,074	3%		$173,194	170,386	2%
Direct new business	17,269	17,081	1		34,306	34,811	(1)
Retention	83%	84	(1)	pts	83%	84	(1)	pts
Renewal pure price increases	0.5	1.3	(0.8)		0.6	1.5	(0.9)
Statutory NPE	$79,460	75,251	6%		$158,786	151,251	5%
Statutory combined ratio	78.3%	87.7	(9.4)	pts	86.9%	84.3	2.6	pts
% of total statutory Standard Commercial Lines NPW	17	18			18	19

The variances in the statutory combined ratio in Second Quarter and Six Months 2017 compared to the same prior year periods were due primarily to: (i) prior year casualty reserve development, as shown in the tables below; (ii) lower supplemental commissions to our distribution partners of 0.8 points in the quarter and 0.6 points in the year-to-date period; and (iii) lower pension expense of 0.4 points in the quarter and 0.6 points in the year-to-date period.

	Second Quarter 2017			Second Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(15.3)	(19.3)	pts	$(9.0)	(12.0)	pts	(7.3)	pts

	Six Months 2017			Six Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(15.3)	(9.6)	pts	$(21.0)	(13.9)	pts	4.3	pts

The significant drivers of the development were as follows:

•	Second Quarter and Six Months 2017: Development was primarily due to lower severities in accident years 2016 and prior.

•	Second Quarter and Six Months 2016: Development was primarily due to lower severities in accident years 2013 and prior.

For more information regarding the initiatives that we have undertaken regarding this line of business, refer to the Standard Market Workers Compensation Line of Business discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" of our 2016 Annual Report.

Commercial Property
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$81,971	79,354	3%		$162,474	154,998	5%
Direct new business	19,850	20,339	(2)		37,163	38,149	(3)
Retention	82%	82	—	pts	82%	82	—	pts
Renewal pure price increases	1.6	2.7	(1.1)		2.0	2.5	(0.5)
Statutory NPE	$78,052	73,591	6%		$154,443	143,769	7%
Statutory combined ratio	101.4%	78.2	23.2	pts	93.7%	84.8	8.9	pts
% of total statutory Standard Commercial Lines NPW	17	18			17	17

The fluctuation in the statutory combined ratio in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 was driven by the following:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$14.4	18.5	pts	$2.9	4.0	pts	14.5	pts
Non-catastrophe property losses	31.0	39.7		23.2	31.5		8.2
Total	45.4	58.2		26.1	35.5		22.7

	Six Months 2017			Six Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Non-catastrophe property losses	$58.1	37.6	pts	$46.3	32.2	pts	5.4	pts
Catastrophe losses	20.5	13.3		13.1	9.1		4.2
Total	78.6	50.9		59.4	41.3		9.6

The increase in catastrophe losses in Second Quarter 2017 included $7.4 million, or 9.4 points, related to prior period storms. The most significant of these were three hail storms from March 2017 that added $5.5 million, or 7.0 points, to Second Quarter 2017 losses. The increase in non-catastrophe property losses in Second Quarter and Six Months 2017 was driven by higher fire and weather-related losses than in Second Quarter and Six Months 2016, reflecting volatility from period to period that is normally associated with our commercial property line of business.

Standard Personal Lines

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$78,107	75,576	3%		$142,803	137,545	4%
NPE	71,672	70,824	1		142,873	141,029	1
Less:
Losses and loss expenses incurred	54,725	42,212	30		99,015	81,907	21
Net underwriting expenses incurred	22,715	22,487	1		44,520	44,392	—
Underwriting (loss) gain	$(5,768)	6,125	(194)%		$(662)	14,730	104%
GAAP Ratios:
Loss and loss expense ratio	76.3%	59.6	16.7	pts	69.3%	58.1	11.2	pts
Underwriting expense ratio	31.7	31.8	(0.1)		31.2	31.5	(0.3)
Combined ratio	108.0	91.4	16.6		100.5	89.6	10.9
Statutory Ratios:
Loss and loss expense ratio	76.4	59.6	16.8		69.3	58.1	11.2
Underwriting expense ratio	29.5	30.3	(0.8)		30.5	32.0	(1.5)
Combined ratio	105.9%	89.9	16.0	pts	99.8%	90.1	9.7	pts

The increases in NPW in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 were due primarily to: (i) an increase in new business; (ii) renewal pure price increases; and (iii) improving retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2017	2016	2017	2016
New business	$13.2	9.6	$24.6	17.0
Retention	84%	83	84%	82
Renewal pure price increases	2.6	5.2	2.7	5.1

The NPE increases in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2017 compared with the twelve-month period ended June 30, 2016.

The GAAP loss and loss expense ratio increased 16.7 points in Second Quarter 2017 compared to Second Quarter 2016 and 11.2 points in Six Months 2017 compared to Six Months 2016. The quantitative breakout of these drivers were as follows:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$9.4	13.0	pts	$2.1	3.0	pts	10.0	pts
Unfavorable prior year casualty reserve development	3.0	4.2		—	—		4.2
Non-catastrophe property losses	20.0	27.9		18.4	25.9		2.0
Flood claims handling fees	(0.8)	(1.1)		(0.9)	(1.3)		0.2
Total	31.6	44.0		19.6	27.6		16.4

	Six Months 2017			Six Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$13.3	9.3	pts	$4.3	3.1	pts	6.2	pts
Unfavorable prior year casualty reserve development	5.0	3.5		—	—		3.5
Non-catastrophe property losses	36.4	25.4		34.7	24.6		0.8
Flood claims handling fees	(1.4)	(1.0)		(2.0)	(1.4)		0.4
Total	53.3	37.2		37.0	26.3		10.9

The prior year casualty reserve development in Second Quarter and Six Months 2017 was primarily driven by increased frequency and severity in the personal automobile liability line for accident year 2016.

The GAAP expense ratio remained relatively flat in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016.

E&S Insurance Operations

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$56,790	53,556	6%		$107,250	101,883	5%
NPE	52,764	49,831	6		104,003	99,195	5
Less:
Losses and loss expenses incurred	33,958	34,649	(2)		65,576	68,748	(5)
Net underwriting expenses incurred	17,487	17,703	(1)		35,538	31,550	13
Underwriting gain (loss)	$1,319	(2,521)	152%		$2,889	(1,103)	362%
GAAP Ratios:
Loss and loss expense ratio	64.4%	69.5	(5.1)	pts	63.0%	69.3	(6.3)	pts
Underwriting expense ratio	33.1	35.6	(2.5)		34.2	31.8	2.4
Combined ratio	97.5	105.1	(7.6)		97.2	101.1	(3.9)
Statutory Ratios:
Loss and loss expense ratio	64.3	69.6	(5.3)		63.2	69.3	(6.1)
Underwriting expense ratio	32.7	33.1	(0.4)		33.3	31.3	2.0
Combined ratio	97.0%	102.7	(5.7)	pts	96.5%	100.6	(4.1)	pts

The increase in NPW in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 was due primarily to new business and price increases as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2017	2016	2017	2016
Direct new business	$24.9	25.4	48.7	47.9
Price increases	3.7%	4.3	5.6%	4.1

The NPE increases in Second Quarter and Six Months 2017, compared to Second Quarter and Six Months 2016, were consistent with the fluctuations in NPW for the twelve-month period ended June 30, 2017 compared with the twelve-month period ended June 30, 2016.

The GAAP loss and loss expense ratio decreased 5.1 points in Second Quarter 2017 and 6.3 points in Six Months 2017 compared to the same prior year periods reflecting underwriting improvements, claims initiatives, and earned rate that outpaced loss costs, which in total decreased current year loss costs by approximately 2.5 points in the quarter and 3.5 points in the year-to-date period, along with the following:

	Second Quarter 2017			Second Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$5.1	9.7	pts	$4.4	8.7	pts	1.0	pts
Catastrophe losses	3.0	5.7		2.7	5.4		0.3
Unfavorable prior year casualty reserve development	—	—		2.0	4.0		(4.0)
Total	8.1	15.4		9.1	18.1		(2.7)

	Six Months 2017			Six Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$4.4	4.2	pts	$3.2	3.2	pts	1.0	pts
Unfavorable prior year casualty reserve development	—	—		3.0	3.0		(3.0)
Non-catastrophe property losses	10.4	10.0		10.8	10.9		(0.9)
Total	14.8	14.2		17.0	17.1		(2.9)

There was a 2.5-point decrease in the GAAP underwriting expense ratio in Second Quarter 2017 compared to Second Quarter 2016, driven primarily by the growth in premiums earned, which has more than outpaced the increase in fixed expenses, and lower supplemental commissions to our wholesale general agents of 0.8 points. These were partially offset by a higher allocation of corporate support services to this segment.

The 2.4-point increase in the GAAP underwriting expense ratio in Six Months 2017 compared to Six Months 2016 was driven by a lower cash incentive plan payment in the first quarter of 2016 for employees in this segment based on 2015 underwriting results and a higher allocation of corporate support services to this segment in 2017.

Reinsurance
We have successfully completed negotiations of our July 1, 2017 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The renewal of these treaties included some enhancements in terms and conditions, with the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") provides $58.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit, for the $30.0 million in excess of $10.0 million second layer, is $120.0 million.

•	A third layer has a limit of $20.0 million in excess of $40.0 million, with an annual aggregate limit of approximately $75.5 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) provides $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which remains unchanged from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

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

Total Invested Assets
($ in thousands)	June 30, 2017	December 31, 2016	Change % or Points
Total invested assets	$5,503,047	5,364,947	3%
Invested assets per dollar of stockholders' equity	3.33	3.50	(5)
Unrealized gain – before tax	126,014	64,803	94
Unrealized gain – after tax	81,909	42,122	94

The increase in invested assets at June 30, 2017 compared to December 31, 2016 was primarily driven by operating cash flow of $123.7 million, and an increase in unrealized gains of $61.2 million. The $61.2 million change in unrealized gains was driven by our fixed income securities portfolio, which was favorably impacted by tightening credit spreads and a decrease in risk-free rates.

Fixed Income Securities
At June 30, 2017, our fixed income securities portfolio represented 93% of our total invested assets, largely unchanged compared to December 31, 2016. The effective duration and spread duration of the fixed income securities portfolio as of June 30, 2017 was 3.7 years and 4.4 years, respectively, including short-term investments. The Insurance Subsidiaries’ liability duration is approximately 4.0 years. Effective duration provides an approximate measure of the portfolio's price sensitivity to a change in interest rates, while spread duration provides an approximate measure of the portfolio's price sensitivity to spread changes, which are the differences between the yields on particular debt instruments and the yields of U.S. Treasury debt securities with similar maturities. The effective and spread durations of the fixed income securities portfolio are monitored and managed to maximize yield while managing interest rate risk and credit risk, respectively, at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of "AA-" with 97% of the securities in the portfolio being investment grade quality at both June 30, 2017 and December 31, 2016. Within our fixed income securities portfolio, we maintained an allocation of non-investment grade high-yield securities, which represented 3% of our fixed income securities portfolio as of both June 30, 2017 and December 31, 2016. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2016. However, we have recently increased our exposure to floating rate fixed income securities, which is largely reflective of our increased allocation to collateralized loan obligations ("CLO"). Floating rate securities represented approximately 17% of our fixed income securities portfolio as of June 30, 2017, compared to 13% as of December 31, 2016. The increase in floating rate instruments, which are primarily indexed to the 90-day LIBOR, will increase the sensitivity of changes to our book yield and investment income.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2016 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Fixed income securities	$37,668	31,753	74,559	63,397
Equity securities	1,419	2,204	2,887	4,434
Short-term investments	377	142	627	301
Other investments	5,231	(611)	6,834	(1,677)
Investment expenses	(3,265)	(2,306)	(6,058)	(4,504)
Net investment income earned – before tax	41,430	31,182	78,849	61,951
Net investment income tax expense	(11,127)	(7,657)	(21,095)	(14,866)
Net investment income earned – after tax	$30,303	23,525	57,754	47,085
Effective tax rate	26.9%	24.6	26.8	24.0
Annualized after-tax yield on fixed income securities	2.2	2.0	2.2	2.0
Annualized after-tax yield on investment portfolio	2.2	1.8	2.1	1.8

The increase in net investment income in both Second Quarter 2017 and Six Months 2017 was driven primarily by our fixed income securities portfolio, which benefited fromimproved new money reinvestment yields, our increased allocation to non-investment grade securities, and repositioning within the investment grade fixed income portfolio. In addition, income from our alternative investment portfolio increased in both periods due to valuation improvements in the private equity and energy-related sectors.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized gains (losses) for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2017	2016	2017	2016
Net realized gains, excluding OTTI	$2.9	2.3	5.4	3.2
OTTI	(1.2)	(0.5)	(4.7)	(4.1)
Total net realized gains (losses)	1.7	1.8	0.7	(0.9)

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2017	2016	2017	2016
Federal income tax expense	$17.5	18.7	34.6	33.6
Effective tax rate	29.7%	30.0	27.4	29.4

The effective tax rate in the table above differs from the statutory tax rate of 35% primarily because of tax-advantaged interest and dividend income. The decrease in our effective tax rate in Second Quarter and Six Months 2017 compared to Second Quarter and Six Months 2016 was driven primarily by our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting ("ASU 2016-09") on January 1, 2017, which requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. All excess tax benefits and tax deficiencies are recognized as income tax benefit or expense in the income statement and reduced our effective tax rate by 0.6 points and 2.6 points in Second Quarter and Six Months 2017, respectively. Previously, these amounts were recorded in additional paid-in capital. For further information on our adoption of ASU 2016-09, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, the U.S. federal income tax structure is currently under significant debate as a result of the last
Presidential election. We are unable to provide an estimate of the magnitude of potential changes.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $142 million at June 30, 2017 was comprised of $21 million at the Parent and $121 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $84 million at June 30, 2017, compared to $74 million at December 31, 2016.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $80 million in total dividends to the Parent in 2017, of which $40 million was paid during Six Months 2017. As of June 30, 2017, our allowable ordinary maximum dividend was $199 million for 2017, which is a $6 million increase from December 31, 2016 due to an Indiana regulation change regarding the calculation of ordinary dividends, which impacted two of our insurance subsidiaries.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.7 years as of June 30, 2017, while the liabilities of the Insurance Subsidiaries have a duration of 4.0 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at June 30, 2017 or at any time during 2017.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2017	Actual as of June 30, 2017
Consolidated net worth	Not less than $1.1 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	21.2%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q. The following table provides information on the remaining capacity for Federal Home Loan Bank borrowings as of June 30, 2017 based on these restrictions, as well as the amount of additional stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
SICSC	$644.9	$64.5	32.0	32.5	1.4
SICSE	490.7	49.1	28.0	21.1	0.9
SICA	2,314.2	231.4	50.0	181.4	8.2
SICNY	427.4	21.4	—	21.4	1.0
Total		$366.4	110.0	256.4	11.5

Short-term Borrowings
In the first quarter of 2017, SICA borrowed $64 million from the FHLBNY, which was repaid on March 21, 2017. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

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
As of June 30, 2017
SICSC	$644.9	$64.5	27.0	37.5
SICSE	490.7	49.1	18.0	31.1
Total		$113.6	45.0	68.6

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Six Months 2017.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2017, we had GAAP stockholders' equity and statutory surplus of $1.7 billion. With total debt of $438.9 million, our debt-to-capital ratio was approximately 21.0% at June 30, 2017.

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

Book value per share increased by 7% to $28.32 as of June 30, 2017, from $26.42 as of December 31, 2016, due to $1.55 in net income and $0.68 in unrealized gains on our investment portfolio, partially offset by $0.32 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. We have been rated “A” or higher by A.M. Best for the past 87 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

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

In Second Quarter 2017, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, stable leverage metrics, and stable interest coverage metrics.

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

Off-Balance Sheet Arrangements
At June 30, 2017 and December 31, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2016. As of June 30, 2017, we had contractual obligations that expire at various dates through 2030 that may require us to invest up to $165 million in alternative and other investments. There is no certainty that any such additional investment will be required. Additionally, as of June 30, 2017, we had contractual obligations that expire in 2019 to invest $12.0 million in a non-publicly traded common stock within our AFS portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2017	792	$50.14	—	—
May 1 - 31, 2017	4,835	51.74	—	—
June 1 - 30, 2017	1,636	49.78	—	—
Total	7,263	$51.12	—	—

1During Second Quarter 2017, 2,428 shares were purchased from employees in connection with the vesting of restricted stock units and 4,835 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan and the Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	July 27, 2017
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	July 27, 2017
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)