Form 10-Q
period 2017-09-30
SELECTIVE INSURANCE GROUP INC
filed 2017-10-26
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017
or

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
Yes☐           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes☐          No☒
As of October 13, 2017, there were 58,391,399 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $67,716 – 2017; $105,211 – 2016)	$64,989	101,556
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,026,735 – 2017; $4,753,759 – 2016)	5,133,432	4,792,540
Equity securities, available-for-sale – at fair value (cost: $145,984 – 2017; $120,889 – 2016)	175,272	146,753
Short-term investments (at cost which approximates fair value)	216,336	221,701
Other investments	120,806	102,397
Total investments (Note 4 and 6)	5,710,835	5,364,947
Cash	694	458
Interest and dividends due or accrued	40,754	40,164
Premiums receivable, net of allowance for uncollectible accounts of: $7,218 – 2017; $5,980 – 2016	769,786	681,611
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,700 – 2017; $5,500 – 2016	661,189	621,537
Prepaid reinsurance premiums	161,429	146,282
Current federal income tax	—	2,486
Deferred federal income tax	52,932	84,840
Property and equipment – at cost, net of accumulated depreciation and amortization of: $211,444 – 2017; $198,729 – 2016	66,339	69,576
Deferred policy acquisition costs	242,156	222,564
Goodwill	7,849	7,849
Other assets	98,167	113,534
Total assets	$7,812,130	7,355,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for losses and loss expenses (Note 8)	$3,835,800	3,691,719
Unearned premiums	1,393,821	1,262,819
Long-term debt	439,006	438,667
Current federal income tax	6,730	—
Accrued salaries and benefits	113,076	132,880
Other liabilities	324,345	298,393
Total liabilities	$6,112,778	5,824,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,180,302 – 2017; 101,620,436 – 2016	204,361	203,241
Additional paid-in capital	362,737	347,295
Retained earnings	1,679,041	1,568,881
Accumulated other comprehensive income (loss) (Note 11)	31,315	(15,950)
Treasury stock – at cost (shares: 43,789,249 – 2017; 43,653,237 – 2016)	(578,102)	(572,097)
Total stockholders’ equity	$1,699,352	1,531,370
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,812,130	7,355,848

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Net premiums earned	$572,055	542,429	1,700,939	1,596,819
Net investment income earned	40,446	33,375	119,295	95,326
Net realized gains:
Net realized investment gains	6,871	4,030	12,252	7,233
Other-than-temporary impairments	(43)	(342)	(4,729)	(4,494)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	(30)	—	(36)	10
Total net realized gains	6,798	3,688	7,487	2,749
Other income	1,994	2,199	8,526	7,018
Total revenues	621,293	581,691	1,836,247	1,701,912

Expenses:
Losses and loss expenses incurred	344,587	316,258	1,003,618	911,881
Policy acquisition costs	194,635	193,835	587,687	567,793
Interest expense	6,085	5,714	18,272	16,940
Other expenses	8,671	10,441	32,852	35,669
Total expenses	553,978	526,248	1,642,429	1,532,283

Income before federal income tax	67,315	55,443	193,818	169,629

Federal income tax expense:
Current	16,859	5,625	48,917	38,027
Deferred	3,738	11,316	6,317	12,467
Total federal income tax expense	20,597	16,941	55,234	50,494

Net income	$46,718	38,502	138,584	119,135

Earnings per share:
Basic net income	$0.80	0.66	2.37	2.06

Diluted net income	$0.79	0.66	2.34	2.03

Dividends to stockholders	$0.16	0.15	0.48	0.45

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Net income	$46,718	38,502	138,584	119,135

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	10,874	(8,444)	50,961	70,473
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	19	—	23	(6)
Amounts reclassified into net income:
Held-to-maturity securities	(35)	(9)	(95)	(68)
Non-credit other-than-temporary impairments	25	—	25	—
Realized gains on available-for-sale securities	(4,394)	(2,395)	(4,638)	(1,786)
Total unrealized gains (losses) on investment securities	6,489	(10,848)	46,276	68,613

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	329	1,050	989	3,021
Total defined benefit pension and post-retirement plans	329	1,050	989	3,021
Other comprehensive income (loss)	6,818	(9,798)	47,265	71,634
Comprehensive income	$53,536	28,704	185,849	190,769

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands, except per share amounts)	2017	2016
Common stock:
Beginning of year	$203,241	201,723
Dividend reinvestment plan (shares: 22,278 – 2017; 29,865 – 2016)	45	60
Stock purchase and compensation plans (shares: 537,588 – 2017; 613,964 – 2016)	1,075	1,228
End of period	204,361	203,011

Additional paid-in capital:
Beginning of year	347,295	326,656
Dividend reinvestment plan	1,025	1,035
Stock purchase and compensation plans	14,417	15,155
End of period	362,737	342,846

Retained earnings:
Beginning of year	1,568,881	1,446,192
Net income	138,584	119,135
Dividends to stockholders ($0.48 per share – 2017; $0.45 per share – 2016)	(28,424)	(26,399)
End of period	1,679,041	1,538,928

Accumulated other comprehensive income:
Beginning of year	(15,950)	(9,425)
Other comprehensive income	47,265	71,634
End of period	31,315	62,209

Treasury stock:
Beginning of year	(572,097)	(567,105)
Acquisition of treasury stock (shares: 136,012 – 2017; 152,392 – 2016)	(6,005)	(4,985)
End of period	(578,102)	(572,090)
Total stockholders’ equity	$1,699,352	1,574,904

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2017	2016
Operating Activities
Net income	$138,584	119,135

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,163	45,563
Stock-based compensation expense	10,139	8,950
Undistributed (gains) losses of equity method investments	(5,157)	49
Loss on disposal of fixed assets	998	—
Net realized gains	(7,487)	(2,749)

Changes in assets and liabilities:
Increase in reserve for losses and loss expenses, net of reinsurance recoverable	104,429	90,814
Increase in unearned premiums, net of prepaid reinsurance	115,855	125,453
Decrease in net federal income taxes	15,674	11,534
Increase in premiums receivable	(88,175)	(96,425)
Increase in deferred policy acquisition costs	(19,592)	(22,775)
Increase in interest and dividends due or accrued	(1,088)	(1,356)
Decrease in accrued salaries and benefits	(19,804)	(63,753)
Decrease (increase) in other assets	12,678	(16,280)
Increase (decrease) in other liabilities	12,621	(20,686)
Net cash provided by operating activities	307,838	177,474

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(4,235)
Purchase of fixed income securities, available-for-sale	(1,517,474)	(842,253)
Purchase of equity securities, available-for-sale	(44,480)	(24,747)
Purchase of other investments	(34,586)	(34,994)
Purchase of short-term investments	(3,025,824)	(1,307,024)
Sale of fixed income securities, available-for-sale	811,991	33,448
Sale of short-term investments	3,032,802	1,332,239
Redemption and maturities of fixed income securities, held-to-maturity	36,092	74,186
Redemption and maturities of fixed income securities, available-for-sale	439,616	483,877
Sale of equity securities, available-for-sale	19,007	99,420
Distributions from other investments	18,503	18,512
Purchase of property and equipment	(11,806)	(13,421)
Net cash used in investing activities	(276,159)	(184,992)

Financing Activities
Dividends to stockholders	(26,915)	(24,885)
Acquisition of treasury stock	(6,005)	(4,985)
Net proceeds from stock purchase and compensation plans	4,744	4,906
Proceeds from borrowings	64,000	105,000
Repayments of borrowings	(64,000)	(70,000)
Excess tax benefits from share-based payment arrangements	—	1,917
Repayments of capital lease obligations	(3,267)	(3,840)
Net cash (used in) provided by financing activities	(31,443)	8,113
Net increase in cash	236	595
Cash, beginning of year	458	898
Cash, end of period	$694	1,493
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2017 (“Third Quarter 2017”) and September 30, 2016 (“Third Quarter 2016”) and the nine-month periods ended September 30, 2017 ("Nine Months 2017") and September 30, 2016 ("Nine Months 2016"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the SEC.

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
Consolidated Statements of Income
The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. In addition, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded in additional paid-in capital. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were adopted on a prospective basis. As a result of adoption, we recognized an income tax benefit in the Consolidated Statements of Income of $0.1 million in Third Quarter 2017 and $3.4 million in Nine Months 2017 related to stock grants that have vested this year.

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

ASU 2016-09 also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statement of cash flows. This requirement has no impact to us as we have historically reported these cash flows as part of financing activities.
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

ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Our adoption of this guidance will require a cumulative-effect adjustment to the balance sheet as of January 1, 2018 in an amount equal to the after-tax net unrealized gain or loss on our equity portfolio as of year-end 2017. If this guidance had been adopted as of the beginning of 2017, the cumulative-effect adjustment would have been approximately $17 million after tax and we would have recognized additional after-tax net income of approximately $2 million or $0.04 per diluted share, reflecting the change in fair value during Nine Months 2017.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity debt securities, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

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
In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. This ASU does not impact us as we amortize premium on these callable debt securities to the earliest call date.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2017	2016
Cash paid during the period for:
Interest	$15,356	13,874
Federal income tax	39,000	36,405

Non-cash items:
Exchange of fixed income securities, AFS	6,192	21,775
Corporate actions related to equity securities, AFS[1]	4,725	3,032
Assets acquired under capital lease arrangements	278	3,108
Non-cash purchase of property and equipment	—	648
1Examples of such corporate actions include non-cash acquisitions and stock splits.

Included in "Other assets" on the Consolidated Balance Sheets was $18.0 million at September 30, 2017 and $20.9 million at September 30, 2016 of cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own ("WYO") program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of September 30, 2017 and December 31, 2016 was as follows:

September 30, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$46,551	130	46,681	1,442	—	48,123
Corporate securities	18,426	(118)	18,308	1,285	—	19,593
Total HTM fixed income securities	$64,977	12	64,989	2,727	—	67,716

December 31, 2016
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$77,466	317	77,783	2,133	—	79,916
Corporate securities	22,711	(143)	22,568	1,665	(158)	24,075
Commercial mortgage-backed securities ("CMBS")	1,220	(15)	1,205	15	—	1,220
Total HTM fixed income securities	$101,397	159	101,556	3,813	(158)	105,211

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.

(b) Information regarding our AFS securities as of September 30, 2017 and December 31, 2016 was as follows:

September 30, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$58,820	906	(137)	59,589
Foreign government	18,149	650	—	18,799
Obligations of states and political subdivisions	1,431,282	49,088	(432)	1,479,938
Corporate securities	1,753,584	41,095	(845)	1,793,834
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	747,793	6,305	(143)	753,955
CMBS	306,173	2,249	(318)	308,104
Residential mortgage-backed securities (“RMBS”)	710,934	8,842	(563)	719,213
Total AFS fixed income securities	5,026,735	109,135	(2,438)	5,133,432
AFS equity securities:
Common stock	131,869	29,900	(1,342)	160,427
Preferred stock	14,115	748	(18)	14,845
Total AFS equity securities	145,984	30,648	(1,360)	175,272
Total AFS securities	$5,172,719	139,783	(3,798)	5,308,704

December 31, 2016
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$75,139	2,230	(36)	77,333
Foreign government	26,559	322	(16)	26,865
Obligations of states and political subdivisions	1,366,287	18,610	(5,304)	1,379,593
Corporate securities	1,976,556	27,057	(5,860)	1,997,753
CLO and other ABS	527,876	1,439	(355)	528,960
CMBS	256,356	1,514	(1,028)	256,842
RMBS	524,986	3,006	(2,798)	525,194
Total AFS fixed income securities	4,753,759	54,178	(15,397)	4,792,540
AFS equity securities:
Common stock	104,663	26,250	(305)	130,608
Preferred stock	16,226	274	(355)	16,145
Total AFS equity securities	120,889	26,524	(660)	146,753
Total AFS securities	$4,874,648	80,702	(16,057)	4,939,293

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in "Accumulated other comprehensive income (loss)" ("AOCI") on the Consolidated Balance Sheets.

(c) The severity of impairment on securities in an unrealized/unrecognized loss position averaged 1% of amortized cost at September 30, 2017 and December 31, 2016. Quantitative information regarding unrealized losses on our AFS portfolio is provided below.

September 30, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$19,058	(136)	250	(1)	19,308	(137)
Obligations of states and political subdivisions	67,538	(432)	—	—	67,538	(432)
Corporate securities	108,011	(827)	1,475	(18)	109,486	(845)
CLO and other ABS	88,636	(143)	—	—	88,636	(143)
CMBS	65,016	(245)	5,216	(73)	70,232	(318)
RMBS	96,981	(558)	592	(5)	97,573	(563)
Total AFS fixed income securities	445,240	(2,341)	7,533	(97)	452,773	(2,438)
AFS equity securities:
Common stock	18,032	(1,342)	—	—	18,032	(1,342)
Preferred stock	3,886	(18)	—	—	3,886	(18)
Total AFS equity securities	21,918	(1,360)	—	—	21,918	(1,360)
Total AFS	$467,158	(3,701)	7,533	(97)	474,691	(3,798)

December 31, 2016	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,419	(36)	—	—	6,419	(36)
Foreign government	13,075	(16)	—	—	13,075	(16)
Obligations of states and political subdivisions	306,509	(5,304)	—	—	306,509	(5,304)
Corporate securities	462,902	(5,771)	4,913	(89)	467,815	(5,860)
CLO and other ABS	189,795	(354)	319	(1)	190,114	(355)
CMBS	82,492	(1,021)	1,645	(7)	84,137	(1,028)
RMBS	279,480	(2,489)	8,749	(309)	288,229	(2,798)
Total AFS fixed income securities	1,340,672	(14,991)	15,626	(406)	1,356,298	(15,397)
AFS equity securities:
Common stock	11,271	(305)	—	—	11,271	(305)
Preferred stock	6,168	(355)	—	—	6,168	(355)
Total AFS equity securities	17,439	(660)	—	—	17,439	(660)
Total AFS	$1,358,111	(15,651)	15,626	(406)	1,373,737	(16,057)
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

(d) Fixed income securities at September 30, 2017, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at September 30, 2017:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$337,546	27,335	27,531
Due after one year through five years	2,148,949	29,341	31,037
Due after five years through 10 years	2,377,658	8,313	9,148
Due after 10 years	269,279	—	—
Total fixed income securities	$5,133,432	64,989	67,716

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

The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2017			December 31, 2016
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$47,654	81,478	129,132	41,135	76,774	117,909
Private credit	33,318	53,635	86,953	28,193	40,613	68,806
Real assets	21,649	31,466	53,115	14,486	22,899	37,385
Total alternative investments	102,621	166,579	269,200	83,814	140,286	224,100
Other securities	18,185	—	18,185	18,583	3,400	21,983
Total other investments	$120,806	166,579	287,385	102,397	143,686	246,083
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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three and nine-month periods ended June 30 is included in our Third Quarter and Nine Months results. This information is as follows:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2017	2016	2017	2016
Net investment (loss) income	$(10.3)	(55.4)	(61.8)	26.1
Realized gains (losses)	43.3	245.6	(261.0)	1,186.8
Net change in unrealized appreciation (depreciation)	1,072.0	117.8	3,186.3	(1,132.8)
Net gain	$1,105.0	308.0	2,863.5	80.1
Selective’s insurance subsidiaries’ other investments gain	$2.7	1.6	9.5	—

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at September 30, 2017 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2017:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$3.0	—	22.8	25.8
Obligations of states and political subdivisions	—	—	3.2	3.2
CMBS	3.5	4.8	—	8.3
RMBS	58.7	49.6	—	108.3
Total pledged as collateral	$65.2	54.4	26.0	145.6

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2017 or December 31, 2016.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Fixed income securities	$38,865	32,453	$113,424	95,850
Equity securities	1,605	1,506	4,492	5,940
Short-term investments	396	192	1,023	493
Other investments	2,659	1,628	9,493	(49)
Investment expenses	(3,079)	(2,404)	(9,137)	(6,908)
Net investment income earned	$40,446	33,375	$119,295	95,326

(i) The following tables summarize OTTI by asset type for the periods indicated:

Third Quarter 2017	Gross	Included in Other Comprehensive Income ("OCI")	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$12	—	12
CLO and other ABS	11	—	11
RMBS	20	(30)	50
Total OTTI losses	$43	(30)	73

Third Quarter 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS equity securities:
Common stock	$342	—	342
Total AFS equity securities	342	—	342
Total OTTI losses	$342	—	342

Nine Months 2017	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$31	—	31
Obligations of states and political subdivisions	612	—	612
Corporate securities	587	—	587
CLO and other ABS	96	—	96
CMBS	670	—	670
RMBS	1,183	(36)	1,219
Total AFS fixed income securities	3,179	(36)	3,215
AFS equity securities:
Common stock	1,360	—	1,360
Total AFS equity securities	1,360	—	1,360
Other Investments	190	—	190
Total OTTI losses	$4,729	(36)	4,765

Nine Months 2016	Gross	Included in OCI	Recognized in Earnings
($ in thousands)
AFS fixed income securities:
Corporate securities	$1,077	—	1,077
RMBS	98	10	88
Total AFS fixed income securities	1,175	10	1,165
AFS equity securities:
Common stock	3,316	—	3,316
Preferred stock	3	—	3
Total AFS equity securities	3,319	—	3,319
Total OTTI losses	$4,494	10	4,484

For a discussion of our evaluation for OTTI refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

(j) The components of net realized gains, excluding OTTI charges, for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
HTM fixed income securities
Gains	$—	—	44	3
Losses	—	—	(1)	(1)
AFS fixed income securities
Gains	2,070	2,204	8,337	3,189
Losses	(74)	(40)	(1,814)	(81)
AFS equity securities
Gains	4,875	1,863	5,225	4,364
Losses	—	—	—	(240)
Other investments
Gains	—	3	480	3
Losses	—	—	(19)	(4)
Total net realized gains (excluding OTTI charges)	$6,871	4,030	12,252	7,233

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $107.6 million and $27.0 million in Third Quarter 2017 and Third Quarter 2016, respectively and $831.0 million and $132.9 million in Nine Months 2017 and Nine Months 2016, respectively. This increase was primarily driven by opportunistic sales in our equity portfolio and higher trading volume in our fixed income securities portfolio related to the recent hiring of new external investment managers.

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

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt have improved since December 31, 2016, but none by more than 5% in the aggregate. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2016 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured at fair value at September 30, 2017 and December 31, 2016:

September 30, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$59,589	24,807	34,782	—
Foreign government	18,799	—	18,799	—
Obligations of states and political subdivisions	1,479,938	—	1,479,938	—
Corporate securities	1,793,834	—	1,793,834	—
CLO and other ABS	753,955	—	753,955	—
CMBS	308,104	—	308,104	—
RMBS	719,213	—	719,213	—
Total AFS fixed income securities	5,133,432	24,807	5,108,625	—
AFS equity securities:
Common stock	160,427	147,279	—	13,148
Preferred stock	14,845	14,845	—	—
Total AFS equity securities	175,272	162,124	—	13,148
Total AFS securities	5,308,704	186,931	5,108,625	13,148
Short-term investments	216,336	216,336	—	—
Total assets measured at fair value	$5,525,040	403,267	5,108,625	13,148

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$77,333	27,520	49,813	—
Foreign government	26,865	—	26,865	—
Obligations of states and political subdivisions	1,379,593	—	1,379,593	—
Corporate securities	1,997,753	—	1,997,753	—
CLO and other ABS	528,960	—	528,960	—
CMBS	256,842	—	256,842	—
RMBS	525,194	—	525,194	—
Total AFS fixed income securities	4,792,540	27,520	4,765,020	—
AFS equity securities:
Common stock	130,608	122,932	—	7,676
Preferred stock	16,145	16,145	—	—
Total AFS equity securities	146,753	139,077	—	7,676
Total AFS securities	4,939,293	166,597	4,765,020	7,676
Short-term investments	221,701	221,701	—	—
Total assets measured at fair value	$5,160,994	388,298	4,765,020	7,676

[1]	There were no transfers of securities between Level 1 and Level 2.

There were no material changes in the fair value of securities measured using Level 3 inputs since December 31, 2016.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2017 and December 31, 2016:

September 30, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$48,123	—	48,123	—
Corporate securities	19,593	—	13,572	6,021
Total HTM fixed income securities	$67,716	—	61,695	6,021

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$58,655	—	58,655	—
6.70% Senior Notes	112,312	—	112,312	—
5.875% Senior Notes	187,516	187,516	—	—
1.61% borrowings from FHLBNY	24,630	—	24,630	—
1.56% borrowings from FHLBNY	24,576	—	24,576	—
3.03% borrowings from FHLBI	61,057	—	61,057	—
Total long-term debt	$468,746	187,516	281,230	—

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$79,916	—	79,916	—
Corporate securities	24,075	—	16,565	7,510
CMBS	1,220	—	1,220	—
Total HTM fixed income securities	$105,211	—	97,701	7,510

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,148	—	56,148	—
6.70% Senior Notes	108,333	—	108,333	—
5.875% Senior Notes	176,860	176,860	—	—
1.61% borrowings from FHLBNY	24,286	—	24,286	—
1.56% borrowings from FHLBNY	24,219	—	24,219	—
3.03% borrowings from FHLBI	59,313	—	59,313	—
Total long-term debt	$449,159	176,860	272,299	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Premiums written:
Direct	$706,918	669,844	$2,097,146	1,981,984
Assumed	8,506	7,644	20,685	21,752
Ceded	(111,147)	(98,715)	(301,036)	(281,464)
Net	$604,277	578,773	$1,816,795	1,722,272
Premiums earned:
Direct	$666,048	627,520	$1,967,364	1,846,587
Assumed	7,623	7,163	19,465	20,604
Ceded	(101,616)	(92,254)	(285,890)	(270,372)
Net	$572,055	542,429	$1,700,939	1,596,819
Loss and loss expenses incurred:
Direct	$455,728	428,520	$1,187,400	1,152,223
Assumed	5,420	5,929	17,623	18,424
Ceded	(116,561)	(118,191)	(201,405)	(258,766)
Net	$344,587	316,258	$1,003,618	911,881

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Ceded premiums written	$(68,132)	(62,051)	$(188,274)	(179,205)
Ceded premiums earned	(59,847)	(56,505)	(174,779)	(169,986)
Ceded loss and loss expenses incurred	(112,994)	(99,200)	(134,675)	(164,179)

NOTE 8. Reserves for Losses and Loss Expenses
The table below provides a roll forward of reserves for losses and loss expenses for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2017	2016
Gross reserves for losses and loss expenses, at beginning of year	$3,691,719	3,517,728
Less: reinsurance recoverable on unpaid losses and loss expenses, at beginning of year	611,200	551,019
Net reserves for losses and loss expenses, at beginning of year	3,080,519	2,966,709
Incurred losses and loss expenses for claims occurring in the:
Current year	1,037,079	955,347
Prior years	(33,461)	(43,466)
Total incurred losses and loss expenses	1,003,618	911,881
Paid losses and loss expenses for claims occurring in the:
Current year	314,686	275,623
Prior years	581,186	547,067
Total paid losses and loss expenses	895,872	822,690
Net reserves for losses and loss expenses, at end of period	3,188,265	3,055,900
Add: Reinsurance recoverable on unpaid losses and loss expenses, at end of period	647,535	630,686
Gross reserves for losses and loss expenses at end of period	$3,835,800	3,686,586

Prior year development in Nine Months 2017 of $33.5 million was primarily driven by favorable prior year casualty reserve development of $48.3 million in our general liability line of business and $29.3 million in our workers compensation line of business. This was partially offset by unfavorable casualty development of $26.0 million in our commercial automobile line of business, $10.0 million in our Excess and Surplus ("E&S") segment and $4.0 million in our personal automobile line of business.

Prior year development in Nine Months 2016 of $43.5 million was primarily due to favorable casualty reserve development of $36.0 million in our workers compensation line of business and $33.0 million in our general liability line of business. This was partially offset by unfavorable casualty reserve development of $20.0 million in our commercial automobile line of business and $3.0 million in our E&S segment.

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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$111,711	100,612	327,156	294,927
Workers compensation	77,580	78,596	236,366	229,847
General liability	141,059	133,981	422,546	391,349
Commercial property	78,151	74,052	232,594	217,821
Businessowners’ policies	25,019	24,461	74,853	73,016
Bonds	7,420	5,795	20,904	16,924
Other	4,310	4,089	12,839	11,868
Miscellaneous income	1,712	1,925	7,588	6,182
Total Standard Commercial Lines revenue	446,962	423,511	1,334,846	1,241,934
Standard Personal Lines:
Net premiums earned:
Personal automobile	38,612	34,865	113,225	106,526
Homeowners	32,215	32,031	97,382	98,342
Other	1,774	1,794	4,867	4,851
Miscellaneous income	282	275	938	836
Total Standard Personal Lines revenue	72,883	68,965	216,412	210,555
E&S Lines:
Net premiums earned:
Commercial liability	40,090	38,991	117,056	112,787
Commercial property	14,114	13,162	41,151	38,561
Miscellaneous income	—	(1)	—	—
Total E&S Lines revenue	54,204	52,152	158,207	151,348
Investments:
Net investment income	40,446	33,375	119,295	95,326
Net realized investment gains	6,798	3,688	7,487	2,749
Total Investments revenue	47,244	37,063	126,782	98,075
Total revenues	$621,293	581,691	1,836,247	1,701,912

Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Standard Commercial Lines:
Underwriting gain	$35,329	30,124	112,634	101,229
GAAP combined ratio	92.1%	92.9	91.5	91.8
Statutory combined ratio	91.7	92.0	90.2	90.1

Standard Personal Lines:
Underwriting gain	$8,179	4,271	7,517	19,001
GAAP combined ratio	88.7%	93.8	96.5	90.9
Statutory combined ratio	86.4	92.0	95.2	90.7

E&S Lines:
Underwriting loss	$(11,063)	(2,362)	(8,174)	(3,465)
GAAP combined ratio	120.4%	104.5	105.2	102.3
Statutory combined ratio	120.1	101.4	104.6	100.9

Investments:
Net investment income	$40,446	33,375	119,295	95,326
Net realized investment gains	6,798	3,688	7,487	2,749
Total investment income, before federal income tax	47,244	37,063	126,782	98,075
Tax on investment income	13,236	9,752	34,572	24,290
Total investment income, after federal income tax	$34,008	27,311	92,210	73,785

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Underwriting gain (loss), before federal income tax
Standard Commercial Lines	$35,329	30,124	112,634	101,229
Standard Personal Lines	8,179	4,271	7,517	19,001
E&S Lines	(11,063)	(2,362)	(8,174)	(3,465)
Investment income, before federal income tax	47,244	37,063	126,782	98,075
Total all segments	79,689	69,096	238,759	214,840
Interest expense	(6,085)	(5,714)	(18,272)	(16,940)
General corporate and other expenses	(6,289)	(7,939)	(26,669)	(28,271)
Income, before federal income tax	$67,315	55,443	193,818	169,629

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

The following tables provide information regarding the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Net Periodic Benefit Cost:
Service cost	$—	41	—	1,647
Interest cost	3,111	3,049	9,332	9,252
Expected return on plan assets	(4,854)	(5,006)	(14,563)	(12,982)
Amortization of unrecognized net actuarial loss	481	1,763	1,444	4,724
Total net periodic (benefit) cost	$(1,262)	(153)	(3,787)	2,641

	Pension Plan
	Nine Months ended September 30,
	2017	2016
Weighted-Average Expense Assumptions:
Discount rate	4.41%	4.69%
Effective interest rate for calculation of service cost	n/a	4.89
Effective interest rate for calculation of interest cost	3.83	4.02
Expected return on plan assets	6.24	6.37
Rate of compensation increase	n/a	n/a

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2017 and 2016 were as follows:

Third Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$67,315	20,597	46,718
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	16,729	5,855	10,874
Non-credit portion of OTTI recognized in OCI	30	11	19
Amounts reclassified into net income:
HTM securities	(54)	(19)	(35)
Non-credit OTTI	38	13	25
Realized gains on AFS securities	(6,760)	(2,366)	(4,394)
Total unrealized gains on investment securities	9,983	3,494	6,489
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	507	178	329
Total defined benefit pension and post-retirement plans	507	178	329
Other comprehensive income	10,490	3,672	6,818
Comprehensive income	$77,805	24,269	53,536

Third Quarter 2016
($ in thousands)	Gross	Tax	Net
Net income	$55,443	16,941	38,502
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during period	(12,992)	(4,548)	(8,444)
Amounts reclassified into net income:
HTM securities	(13)	(4)	(9)
Realized gains on AFS securities	(3,684)	(1,289)	(2,395)
Total unrealized losses on investment securities	(16,689)	(5,841)	(10,848)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,615	565	1,050
Total defined benefit pension and post-retirement plans	1,615	565	1,050
Other comprehensive loss	(15,074)	(5,276)	(9,798)
Comprehensive income	$40,369	11,665	28,704

Nine Months 2017
($ in thousands)	Gross	Tax	Net
Net income	$193,818	55,234	138,584
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	78,401	27,440	50,961
Non-credit portion of OTTI recognized in OCI	36	13	23
Amounts reclassified into net income:
HTM securities	(146)	(51)	(95)
Non-credit OTTI	38	13	25
Realized gains on AFS securities	(7,135)	(2,497)	(4,638)
Total unrealized gains on investment securities	71,194	24,918	46,276
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,522	533	989
Total defined benefit pension and post-retirement plans	1,522	533	989
Other comprehensive income	72,716	25,451	47,265
Comprehensive income	$266,534	80,685	185,849

Nine Months 2016
($ in thousands)	Gross	Tax	Net
Net income	$169,629	50,494	119,135
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	108,420	37,947	70,473
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(104)	(36)	(68)
Realized gains on AFS securities	(2,747)	(961)	(1,786)
Total unrealized gains on investment securities	105,559	36,946	68,613
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	4,648	1,627	3,021
Total defined benefit pension and post-retirement plans	4,648	1,627	3,021
Other comprehensive income	110,207	38,573	71,634
Comprehensive income	$279,836	89,067	190,769

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2017 were as follows:

September 30, 2017					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2016	$(150)	102	42,170	42,122	(58,072)	(15,950)
OCI before reclassifications	23	—	50,961	50,984	—	50,984
Amounts reclassified from AOCI	25	(95)	(4,638)	(4,708)	989	(3,719)
Net current period OCI	48	(95)	46,323	46,276	989	47,265
Balance, September 30, 2017	$(102)	7	88,493	88,398	(57,083)	31,315

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statement of Income
($ in thousands)	2017	2016	2017	2016
OTTI related
Non-credit OTTI on disposed securities	$38	—	38	—	Net realized gains
	38	—	38	—	Income before federal income tax
	(13)	—	(13)	—	Total federal income tax expense
	25	—	25	—	Net income
HTM related
Unrealized losses on HTM disposals	11	73	41	161	Net realized gains
Amortization of net unrealized gains on HTM securities	(65)	(86)	(187)	(265)	Net investment income earned
	(54)	(13)	(146)	(104)	Income before federal income tax
	19	4	51	36	Total federal income tax expense
	(35)	(9)	(95)	(68)	Net income
Realized gains on AFS and OTTI
Realized gains on AFS disposals and OTTI	(6,760)	(3,684)	(7,135)	(2,747)	Net realized gains
	(6,760)	(3,684)	(7,135)	(2,747)	Income before federal income tax
	2,366	1,289	2,497	961	Total federal income tax expense
	(4,394)	(2,395)	(4,638)	(1,786)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	110	351	331	1,009	Losses and loss expenses incurred
	397	1,264	1,191	3,639	Policy acquisition costs
Total defined benefit pension and post-retirement life	507	1,615	1,522	4,648	Income before federal income tax
	(178)	(565)	(533)	(1,627)	Total federal income tax expense
	329	1,050	989	3,021	Net income

Total reclassifications for the period	$(4,075)	(1,354)	(3,719)	1,167	Net income

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

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. In Third Quarter and Nine Months 2017, we incurred expenses related to BlackRock of $0.5 million and $1.5 million for services rendered, respectively. No material expenses were incurred with BlackRock in Third Quarter 2016 and Nine Months 2016. Amounts payable for such services at September 30, 2017 and December 31, 2016, were $0.5 million and $0.4 million, respectively. All contracts with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

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

As of September 30, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2016 Annual Report filed with the U.S. Securities and Exchange Commission ("SEC").
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•
Financial Highlights of Results for the third quarters ended September 30, 2017 (“Third Quarter 2017”) and September 30, 2016 (“Third Quarter 2016”) and the nine-month periods ended September 30, 2017 ("Nine Months 2017") and September 30, 2016 ("Nine Months 2016");

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

Financial Highlights of Results for Third Quarter and Nine Months 2017 and Third Quarter and Nine Months 20161

($ and shares in thousands, except per share amounts)	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
	2017	2016			2017	2016
Generally Accepted Accounting Principles ("GAAP") measures:
Revenues	$621,293	581,691	7%		$1,836,247	1,701,912	8%
After-tax net investment income	29,590	24,913	19		87,344	71,998	21
Pre-tax net income	67,315	55,443	21		193,818	169,629	14
Net income	46,718	38,502	21		138,584	119,135	16
Diluted net income per share	0.79	0.66	20		2.34	2.03	15
Diluted weighted-average outstanding shares	59,323	58,731	1		59,232	58,612	1
GAAP combined ratio	94.3%	94.1	0.2	pts	93.4%	92.7	0.7	pts
Statutory combined ratio	93.7	92.9	0.8		92.2	91.2	1.0
Invested assets per dollar of stockholders' equity	$3.36	3.41	(1)%		$3.36	3.41	(1)%
After-tax yield on investments	2.1%	1.9	0.2	pts	2.1%	1.8	0.3	pts
Annualized return on average equity ("ROE")	11.2	9.8	1.4		11.4	10.7	0.7
Non-GAAP measures:
Operating income[2]	$42,300	36,104	17%		$133,718	117,348	14%
Diluted operating income per share[2]	0.72	0.62	16		2.26	2.00	13
Annualized operating ROE[2]	10.1%	9.2	0.9	pts	11.0%	10.5	0.5	pts

[1]	Refer to the Glossary of Terms attached to our 2016 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per share, and annualized ROE to operating income, operating income per share, and annualized operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Net income	$46,718	38,502	138,584	119,135
Exclude: Net realized gains	(6,798)	(3,688)	(7,487)	(2,749)
Exclude: Tax on net realized gains	2,380	1,290	2,621	962
Operating income	$42,300	36,104	133,718	117,348

Reconciliation of net income per share to operating income per share	Quarter ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Diluted net income per share	$0.79	0.66	2.34	2.03
Exclude: Net realized gains per share	(0.11)	(0.06)	(0.13)	(0.05)
Exclude: Tax on net realized gains per share	0.04	0.02	0.05	0.02
Diluted operating income per share	$0.72	0.62	2.26	2.00

Reconciliation of annualized ROE to annualized operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Insurance segments	5.0%	5.3%	6.0%	6.8
Investment income[1]	7.1	6.4	7.2	6.5
Other	(2.0)	(2.5)	(2.2)	(2.8)
Net realized gains	1.6	0.9	0.6	0.2
Tax on net realized gains	(0.5)	(0.3)	(0.2)	—
Annualized ROE	11.2%	9.8	11.4	10.7
Exclude: Net realized gains	(1.6)	(0.9)	(0.6)	(0.2)
Exclude: Tax on net realized gains	0.5	0.3	0.2	—
Annualized operating ROE	10.1%	9.2	11.0	10.5
1 Investment segment results are the combination of "Net investment income earned," "Net realized gains," and "Tax on net realized gains."

Our Nine Months 2017 results continue to reflect our efforts to: (i) drive renewal pure price increases at the account level within our Standard Commercial Lines segment and overall rate level increases in our Standard Personal Lines segment; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. Our net premiums written ("NPW") growth of 5% for Nine Months 2017 was driven by our strong franchise value with our "ivy league" distribution partners. For more than eight years, our Standard Commercial Lines renewal pure price increases have cumulatively outperformed the Willis Towers Watson Commercial Lines Pricing (or CLIPs) survey by approximately 1,900 basis points, while maintaining high retention rates. In addition, NPW growth was aided by the net appointment of 81 additional retail agents in 2016 and 56 retail agents in Nine Months 2017, which is exclusive of 27 agents that have been appointed in our new states of Arizona and New Hampshire and our targeted geographic expansion state of Colorado.

In addition to the cumulative pure renewal price increases we have achieved over the past several years, we have driven underwriting and claims process enhancements, and we have added higher quality accounts. For example, our workers compensation book of business, which represents approximately 18% of our Standard Commercial Lines business, continues to benefit from the steps we have taken in recent years to increase premium rates and improve business mix by shifting towards lower hazard and smaller accounts from higher hazard and larger accounts. Additionally, claims initiatives, such as reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration, have helped improve profitability of this line. The workers compensation statutory combined ratio was a profitable 85.1% in Nine Months 2017. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Losses and Loss Expenses” section within Critical Accounting Policies and Estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of our 2016 Annual Report.

Our commercial automobile line of business has been unprofitable in recent years and remains an area of focus as we are taking steps to improve profitability in this line of business. In Third Quarter 2017, we recorded unfavorable prior year casualty reserve development and an increase to current year loss costs for this line. We will continue to actively implement renewal pure price increases on this line, which have averaged 6.7% in Nine Months 2017. We have also been managing our in-force book of business in targeted industry segments and we have been reducing exposures to higher hazard classes to improve the underlying profitability of this business.

Our E&S Lines segment also remains a focus area, with a combined ratio of 120.4% for Third Quarter 2017 and 105.2% for Nine Months 2017. We face a competitive environment in this segment, and our pricing and underwriting initiatives aimed at improving profitability have resulted in a decline in new business volume in both the quarter and year-to-date periods, although we expect this decline to be temporary.

After-tax net investment income grew 21% in Nine Months 2017 compared to Nine Months 2016, driven by higher yields on our fixed income securities portfolio and improved returns on our alternative investments portfolio. We are continuing the more active management approach to our investment portfolio that we deployed in 2016 to maximize the after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. We have increased our long-term target risk asset allocation and modestly increased our exposure to non-investment grade fixed income securities, private equity investments, and private credit strategies to further diversify our allocation within risk assets. Our risk assets, which include public equities, non-investment grade fixed income securities, private equity investments, and other limited partnership private investments, represented 7.6% of our total invested assets at September 30, 2017 and may increase to approximately 10% over time.

Underwriting profitability and the more active management of our investment portfolio contributed to our long-term goal of generating an operating ROE that is approximately 300 basis points in excess of our weighted average cost of capital over time.

Our annualized operating ROE increased in Nine Months 2017 to 11.0%, compared to 10.5% in Nine Months 2016, mainly due to the increase in investment income mentioned above and a reduction in corporate expenses. These improvements were partially offset by higher catastrophe losses in 2017 that adversely impacted our insurance segments. Third Quarter 2017 is expected to be a record for the property and casualty insurance industry in terms of insured catastrophe losses, which according to some modeling agencies, could exceed $100 billion in the aggregate. Despite the occurrence of these major events, our results this year continued to be strong and the two U.S. landfalling hurricanes added a modest 2.5 points to our combined ratio for Third Quarter 2017. This is, in part, a result of our continued focus on our initiative to shift business towards lower hazard and smaller accounts from higher hazard and larger accounts, and our prudent underwriting risk appetite.
Insurance Segments
The key metric in understanding our insurance segments’ contribution to annualized operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$604,277	578,773	4%		$1,816,795	1,722,272	5%
Net premiums earned (“NPE”)	572,055	542,429	5		1,700,939	1,596,819	7
Less:
Losses and loss expenses incurred	344,587	316,258	9		1,003,618	911,881	10
Net underwriting expenses incurred	193,975	193,597	—		582,469	564,361	3
Dividends to policyholders	1,048	541	94		2,875	3,812	(25)
Underwriting gain	$32,445	32,033	1%		$111,977	116,765	(4)%
GAAP Ratios:
Loss and loss expense ratio	60.2%	58.3	1.9	pts	59.0%	57.1	1.9	pts
Underwriting expense ratio	33.9	35.7	(1.8)		34.2	35.4	(1.2)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.2	—
Combined ratio	94.3	94.1	0.2		93.4	92.7	0.7
Statutory Ratios:
Loss and loss expense ratio	60.3	58.3	2.0		59.0	57.0	2.0
Underwriting expense ratio	33.2	34.5	(1.3)		33.0	34.0	(1.0)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.2	—
Combined ratio	93.7%	92.9	0.8	pts	92.2%	91.2	1.0	pts

The GAAP loss and loss expense ratio increased 1.9 points in Third Quarter 2017 and Nine Months 2017 compared to the same prior year periods, driven by:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$23.7	4.1	pts	$10.4	1.9	pts	2.2	pts
Favorable prior year casualty reserve development	(9.9)	(1.7)		(19.0)	(3.5)		1.8
Non-catastrophe property losses	71.8	12.6		78.5	14.5		(1.9)
Total	85.6	15.0		69.9	12.9		2.1

	Nine Months 2017			Nine Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$65.3	3.8	pts	$33.2	2.1	pts	1.7	pts
Favorable prior year casualty reserve development	(38.6)	(2.3)		(46.0)	(2.9)		0.6
Non-catastrophe property losses	216.5	12.7		209.2	13.1		(0.4)
Total	243.2	14.2		196.4	12.3		1.9

Third Quarter 2017 catastrophe losses of $23.7 million were driven by the following hurricane activity: (i) $8.2 million, or 1.4 points, related to Hurricane Irma; and (ii) $6.2 million, or 1.1 points, related to Hurricane Harvey. The remaining catastrophe losses in the quarter were from smaller events and development on events that occurred in the first half of 2017.

Details of the favorable prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2017		2016	2017	2016
General liability	$(10.9)		(11.0)	(48.3)	(33.0)
Commercial automobile	5.0		7.0	26.0	20.0
Workers compensation	(14.0)		(15.0)	(29.3)	(36.0)
Bonds	—		—	(2.0)	—
Total Standard Commercial Lines	(19.9)		(19.0)	(53.6)	(49.0)

Homeowners	—		—	1.0	—
Personal automobile	—		—	4.0	—
Total Standard Personal Lines	—		—	5.0	—

E&S	10.0		—	10.0	3.0

Total (favorable) prior year casualty reserve development	$(9.9)		(19.0)	(38.6)	(46.0)

(Favorable) impact on loss ratio	(1.7)	pts	(3.5)	(2.3)	(2.9)

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

The increases in the GAAP loss and loss expense ratio in both periods were partially offset by improvements in the GAAP underwriting expense ratio of 1.8 points in Third Quarter 2017 and 1.2 points in Nine Months 2017 compared to the same periods last year. This underwriting expense ratio reduction was due, in part, to:

•
A 0.7-point and 0.5-point decrease in commissions to our distribution partners in Third Quarter 2017 and Nine Months 2017, respectively due to lower supplemental commission expense, as well as lower base commission expenses that were driven by targeted actions we took in Third Quarter 2016 on our homeowners book of business;

•
A 0.2-point and 0.3-point decrease in pension expense in Third Quarter 2017 and Nine Months 2017, respectively, reflecting expected returns on pension plan assets that have outpaced expenses in the current year periods. As our pension plan ceased accruing benefits on March 31, 2016, we extended the amortization period for the net actuarial loss from the average remaining service life of active participants to the average remaining life expectancy of plan participants, which drove the decrease in plan expenses. For additional information on our pension plan, refer to Note 10. "Retirement Plans" in Item 1. "Financial Statements." of this Form 10-Q; and

•
A 0.6-point and 0.5-point decrease in labor expenses as a percentage of premium in Third Quarter 2017 and Nine Months 2017, respectively, as we recognized productivity gains from the growth of our business.

Investments Segment
In total, our investment segment contributed 8.2 points to our overall annualized ROE in Third Quarter 2017 and 7.6 points in Nine Months 2017, compared to 7.0 points in Third Quarter 2016 and 6.7 points in Nine Months 2016. These increases were driven by improved yields on our fixed income securities portfolio. Additionally, our alternative investments portfolio reported pre-tax income of $2.7 million in Third Quarter 2017 and $9.5 million in Nine Months 2017, compared to pre-tax income of $1.6 million in Third Quarter 2016 and no income in Nine Months 2016. Returns in our alternative investments portfolio in 2016 were negatively impacted by investments in the energy sector.

Other
Our other expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced our overall annualized ROE by 2.0 points in Third Quarter 2017 and 2.2 points in Nine Months 2017, compared to 2.5 points in Third Quarter 2016 and 2.8 points in Nine Months 2016. In 2017, we restructured our newly-issued stock compensation awards to be more aligned with grant date fair value expense treatment and lowered the allocation to awards that require fair value adjustments subsequent to grant date. However, the 25% increase in our stock price during Nine Months 2017 has resulted in fair value adjustments to our outstanding awards that have partially offset the savings associated with the structural changes. Additionally, Nine Months 2017 included a tax benefit associated with stock compensation activity from the first quarter that benefited our overall annualized ROE by 0.3 points.

For additional information on the tax effects of share-based compensation, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

Outlook
The insurance industry incurred a record level of catastrophe losses with some estimates for the three hurricanes, Harvey, Irma and Maria, exceeding $100 billion in the aggregate. Our third quarter results remained solid despite the elevated level of industry catastrophe losses, benefiting from our geographic concentration in the Northeast and Mid Atlantic states and our prudent underwriting risk appetite. These industry losses will likely serve as a reminder to anticipate and price for expected catastrophe losses. As increases in reinsurance costs will likely be seen in the marketplace going forward, particularly for loss-impacted property catastrophe reinsurance programs, these costs may ultimately result in improving primary property rates as well.

Internally, we continue to seek additional growth opportunities in our insurance operations while achieving rate and working towards our profit targets. Our NPW growth has exceeded the industry’s growth rate, while we are generating solid underwriting margins. In addition, we have about a 1.3% standard commercial lines market share in our long-term 22 state footprint and the District of Columbia, and our long-term goal is to increase this market share to approximately 3%. By offering our distribution partners superior technology solutions and customer experience, we are targeting a 12% share of the standard commercial lines business within our independent agencies, which we refer to as our "share of wallet." As of September 30, 2017, our share of wallet with agencies with which we have an established relationship was approximately 8%. We are also seeking to increase our agency appointments over time to represent a 25% market share of the states in which we are fully operational, from our current 18% share. We believe our relationships with our distribution partners are among the strongest in the industry and underpin our success. During Nine Months 2017, we appointed 83 of the 85 new agents we are planning for this year, net of agency terminations.

Effective July 1, 2017, we opened Arizona and New Hampshire for Standard Commercial Lines business. We have appointed a total of 26 agents in these states, with appointments in each state controlling about 25% of that state's available commercial lines premium. We began quoting business during the second quarter of 2017, with policies being effective on or after July 1, 2017. Direct premiums written in these states in Third Quarter 2017 totaled $5.6 million. Our approach to entering these states has been consistent with our agent franchise business model, which is predicated around our field-based underwriting, claims, and customer service. We expect to open Colorado for Standard Commercial Lines business in early 2018 and Utah and New Mexico later in 2018.

In our Investments segment, we generated after-tax net investment income of $87.3 million in Nine Months 2017 and are on track to exceed our original full year guidance. Our challenge in 2017 is navigating the increased market volatility that may accompany uncertainty regarding fiscal and monetary policy changes. We are positioning ourselves for a more competitive environment with a focus on generating adequate returns for our shareholders. We are preparing ourselves for changes in a period of heightened uncertainty surrounding interest rates, tax law changes, legislative changes, and inflation. We also have a number of internal strategic initiatives in place to enhance our technological offerings to our agents, while improving the overall customer experience.

After three quarters of results, we are increasing our full-year 2017 after-tax net investment income guidance by $2 million, to $115 million, with all other assumptions remaining the same. Our full-year expectations are as follows:

•	A statutory combined ratio, excluding catastrophe losses, of approximately 89.5%. This assumes no prior year casualty reserve development in the fourth quarter;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $115 million; and

•	Weighted average shares of approximately 59.2 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$472,051	449,544	5%		$1,434,516	1,353,615	6%
NPE	445,250	421,586	6		1,327,258	1,235,752	7
Less:
Losses and loss expenses incurred	254,870	238,215	7		749,310	683,183	10
Net underwriting expenses incurred	154,003	152,706	1		462,439	447,528	3
Dividends to policyholders	1,048	541	94		2,875	3,812	(25)
Underwriting gain	$35,329	30,124	17%		$112,634	101,229	11%
GAAP Ratios:
Loss and loss expense ratio	57.3%	56.5	0.8	pts	56.5%	55.3	1.2	pts
Underwriting expense ratio	34.6	36.3	(1.7)		34.8	36.2	(1.4)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.3	(0.1)
Combined ratio	92.1	92.9	(0.8)		91.5	91.8	(0.3)
Statutory Ratios:
Loss and loss expense ratio	57.4	56.5	0.9		56.5	55.2	1.3
Underwriting expense ratio	34.1	35.4	(1.3)		33.5	34.6	(1.1)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.3	(0.1)
Combined ratio	91.7%	92.0	(0.3)	pts	90.2%	90.1	0.1	pts

The increases in NPW in Third Quarter and Nine Months 2017 compared to Third Quarter and Nine Months 2016 were driven by: (i) direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2017	2016	2017	2016
Retention	85%	84	84%	83
Renewal pure price increases	2.7	2.5	2.9	2.6
Direct new business	$96.9	89.2	$284.4	272.4

The NPE increases in Third Quarter and Nine Months 2017 compared to Third Quarter and Nine Months 2016 were consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2017 compared with the twelve-month period ended September 30, 2016.

The GAAP loss and loss expense ratio increased 0.8 points in Third Quarter 2017 compared to Third Quarter 2016 and 1.2 points in Nine Months 2017 compared to Nine Months 2016. This increase was driven by the following:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$14.3	3.2	pts	$6.2	1.5	pts	1.7	pts
Non-catastrophe property losses	49.1	11.0		51.6	12.2		(1.2)
Favorable prior year casualty reserve development	(19.9)	(4.5)		(19.0)	(4.5)		—
Total	43.5	9.7		38.8	9.2		0.5

	Nine Months 2017			Nine Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$38.1	2.9	pts	$21.5	1.7	pts	1.2	pts
Non-catastrophe property losses	147.0	11.1		136.8	11.1		—
Favorable prior year casualty reserve development	(53.6)	(4.0)		(49.0)	(4.0)		—
Total	131.5	10.0		109.3	8.8		1.2

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Third Quarter and Nine Months 2017 and Third Quarter and Nine Months 2016" section above and the line of business discussions below.

The GAAP underwriting expense ratio decreased 1.7 points in Third Quarter 2017 and 1.4 points in Nine Months 2017 compared to the same prior year periods due primarily to the following:

•	Lower supplemental and base commissions to our distribution partners of approximately 0.5 points in the quarter and 0.4 points in the year-to-date period;

•	Lower pension expense of 0.2 points in the quarter and 0.3 points in the year-to-date period; and

•	Decreases in labor expenses as a percentage of premium as we recognized productivity gains from the growth of our business.

The following is a discussion of our most significant Standard Commercial Lines of business and their respective statutory results:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$147,858	141,556	4%		$461,716	431,751	7%
Direct new business	28,067	25,646	9		84,986	80,622	5
Retention	85%	84	1	pts	83%	83	—	pts
Renewal pure price increases	2.4	1.7	0.7		2.5	1.8	0.7
Statutory NPE	$141,059	133,981	5%		$422,546	391,349	8%
Statutory combined ratio	83.1%	84.7	(1.6)	pts	78.2%	83.9	(5.7)	pts
% of total statutory Standard Commercial Lines NPW	31	31			32	32
The statutory combined ratio decrease in Third Quarter 2017 compared to Third Quarter 2016 was driven primarily by: (i) lower supplemental commissions to our distribution partners of 0.7 points; and (ii) a decrease in current year loss costs that reduced the combined ratio by 0.3 points. These were partially offset by lower favorable prior year casualty reserve development, as illustrated in the table below.

The statutory combined ratio decrease in Nine Months 2017 compared to Nine Months 2016 was driven primarily by: (i) favorable prior year casualty reserve development, as illustrated in the table below; (ii) lower supplemental commissions to our distribution partners of 0.6 points; (iii) a decrease in current year loss costs that reduced the combined ratio by 0.4 points; and (iv) lower pension expense of 0.4 points.

	Third Quarter 2017			Third Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(10.9)	(7.7)	pts	$(11.0)	(8.2)	pts	0.5	pts

	Nine Months 2017			Nine Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(48.3)	(11.4)	pts	$(33.0)	(8.4)	pts	(3.0)	pts

The significant drivers of the development were as follows:

•
Third Quarter and Nine Months 2017: Development was primarily attributable to lower claims frequencies and severities primarily in accident years 2015 and prior, particularly in the products liability and excess liability segments.

•
Third Quarter and Nine Months 2016: Development was primarily attributable to lower claims frequencies and severities in the 2012 through 2014 accident years, particularly in the products liability and excess liability segments.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$121,749	108,655	12%		$358,198	325,751	10%
Direct new business	21,906	18,953	16		61,456	58,225	6
Retention	86%	85	1	pts	84%	84	—	pts
Renewal pure price increases	6.5	4.8	1.7		6.7	4.9	1.8
Statutory NPE	$111,711	100,612	11%		$327,156	294,927	11%
Statutory combined ratio	113.1%	114.5	(1.4)	pts	111.0%	108.9	2.1	pts
% of total statutory Standard Commercial Lines NPW	26	24			25	24

The decrease in the statutory combined ratio of 1.4 points in Third Quarter 2017 compared to Third Quarter 2016 was driven by underwriting expenses that were down 2.0 points. This decrease, coupled with lower unfavorable prior year casualty reserve development, was partially offset by an increase in the current year loss costs of 3.4 points. Quantitative information on the prior year development and property losses is as follows:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	Losses Incurred	Impact on Combined Ratio		Losses Incurred	Impact on Combined Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$5.0	4.5	pts	$7.0	7.0	pts	(2.5)	pts
Catastrophe losses	0.5	0.5		0.4	0.4		0.1
Non-catastrophe property losses	18.5	16.6		16.6	16.5		0.1
Total	24.0	21.6		24.0	23.9		(2.3)

The year-to-date period also benefited from underwriting expenses that were 1.3 points lower compared to Nine Months 2016; however, this benefit was more than offset by a 4.2-point increase in current year loss reserve estimates. In addition, quantitative information regarding prior year development and property losses is included in the following table:

	Nine Months 2017			Nine Months 2016
($ in millions)	Losses Incurred	Impact on Combined Ratio		Losses Incurred	Impact on Combined Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$26.0	7.9	pts	$20.0	6.8	pts	1.1	pts
Catastrophe losses	1.6	0.5		0.7	0.2		0.3
Non-catastrophe property losses	48.9	14.9		46.4	15.7		(0.8)
Total	76.5	23.3		67.1	22.7		0.6

The significant drivers of the development were as follows:

•	Third Quarter and Nine Months 2017: Development was primarily due to higher claims frequencies, and some increases in claim severities, in accident years 2015 and 2016.

•	Third Quarter and Nine Months 2016: Development was primarily due to higher severities in the 2013 and 2014 accident years coupled with higher claims frequencies in the 2015 accident year.

The decreases in the statutory underwriting expense ratios in Third Quarter 2017 and Nine Months 2017 compared to the same prior year periods were driven primarily by the growth in premiums earned, which has more than outpaced fixed expenses, coupled with: (i) lower supplemental commissions to our distribution partners; and (ii) a reduction in pension expense.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$80,252	81,646	(2)%		$253,446	252,032	1%
Direct new business	18,617	17,952	4		52,923	52,763	—
Retention	85%	85	—	pts	84%	84	—	pts
Renewal pure price (decreases) increases	(0.4)	0.9	(1.3)		0.3	1.3	(1.0)
Statutory NPE	$77,580	78,596	(1)%		$236,366	229,847	3%
Statutory combined ratio	81.3%	80.2	1.1	pts	85.1%	82.8	2.3	pts
% of total statutory Standard Commercial Lines NPW	17	18			18	19

The variances in the statutory combined ratio in Third Quarter and Nine Months 2017 compared to the same prior year periods were due primarily to prior year casualty reserve development, as follows:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(14.0)	(18.0)	pts	$(15.0)	(19.1)	pts	1.1	pts

	Nine Months 2017			Nine Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(29.3)	(12.4)	pts	$(36.0)	(15.7)	pts	3.3	pts

The significant drivers of the development were as follows:

•	Third Quarter and Nine Months 2017: Development was primarily due to lower severities in accident years 2016 and prior, driven in part by an extended period of lower than historical medical inflation.

•	Third Quarter and Nine Months 2016: Development was primarily due to lower severities in accident years 2014 and prior.

For more information regarding the initiatives that we have undertaken regarding this line of business, refer to the Standard Market Workers Compensation Line of Business discussion within the Reserves for Losses and Loss Expenses section of "Critical Accounting Policies and Estimates" of our 2016 Annual Report.

Commercial Property
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
Statutory NPW	$84,664	82,695	2%		$247,138	237,693	4%
Direct new business	18,451	18,743	(2)		55,614	56,892	(2)
Retention	83%	82	1	pts	82%	82	—	pts
Renewal pure price increases	1.4	2.0	(0.6)		1.7	2.3	(0.6)
Statutory NPE	$78,151	74,052	6%		$232,594	217,821	7%
Statutory combined ratio	89.1%	85.2	3.9	pts	92.1%	85.0	7.1	pts
% of total statutory Standard Commercial Lines NPW	18	18			17	18

The increases in the statutory combined ratio in Third Quarter and Nine Months 2017 compared to the same prior year periods were driven by the following:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$12.6	16.1	pts	$3.4	4.5	pts	11.6	pts
Non-catastrophe property losses	24.1	30.9		27.7	37.4		(6.5)
Total	36.7	47.0		31.1	41.9		5.1

	Nine Months 2017			Nine Months 2016
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$33.1	14.2	pts	$16.5	7.6	pts	6.6	pts
Non-catastrophe property losses	82.2	35.3		74.0	34.0		1.3
Total	115.3	49.5		90.5	41.6		7.9

Catastrophe losses related to Hurricanes Irma and Harvey amounted to $6.6 million and $0.5 million, respectively, in Third Quarter 2017. These losses increased the statutory combined ratio for this line of business by 9.1 points in Third Quarter 2017 and 3.0 points in Nine Months 2017.

The variances in non-catastrophe property losses in Third Quarter and Nine Months 2017 compared to the same prior year periods reflect volatility from period to period in fire and weather-related losses that is normally associated with our commercial property line of business.

Standard Personal Lines

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$81,195	76,225	7%		$223,998	213,770	5%
NPE	72,601	68,690	6		215,474	209,719	3
Less:
Losses and loss expenses incurred	42,120	41,582	1		141,135	123,489	14
Net underwriting expenses incurred	22,302	22,837	(2)		66,822	67,229	(1)
Underwriting gain	$8,179	4,271	92%		$7,517	19,001	(60)%
GAAP Ratios:
Loss and loss expense ratio	58.0%	60.5	(2.5)	pts	65.5%	58.9	6.6	pts
Underwriting expense ratio	30.7	33.3	(2.6)		31.0	32.0	(1.0)
Combined ratio	88.7	93.8	(5.1)		96.5	90.9	5.6
Statutory Ratios:
Loss and loss expense ratio	58.0	60.7	(2.7)		65.5	58.9	6.6
Underwriting expense ratio	28.4	31.3	(2.9)		29.7	31.8	(2.1)
Combined ratio	86.4%	92.0	(5.6)	pts	95.2%	90.7	4.5	pts

The increases in NPW in Third Quarter and Nine Months 2017 compared to Third Quarter and Nine Months 2016 were due primarily to: (i) an increase in new business; (ii) renewal pure price increases; and (iii) improving retention.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2017	2016	2017	2016
New business	$13.6	12.0	$38.2	29.0
Retention	84%	83	84%	82
Renewal pure price increases	3.1	4.7	2.8	5.0

The NPE increases in Third Quarter and Nine Months 2017 compared to Third Quarter and Nine Months 2016 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2017 compared with the twelve-month period ended September 30, 2016.

The GAAP loss and loss expense ratio decreased 2.5 points in Third Quarter 2017 compared to Third Quarter 2016 and increased 6.6 points in Nine Months 2017 compared to Nine Months 2016. Quantitative information on the drivers of this decrease is as follows:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$19.1	26.3	pts	$18.9	27.6	pts	(1.3)	pts
Catastrophe losses	2.2	3.0		2.5	3.6		(0.6)
Flood claims handling fees	(2.2)	(3.1)		(2.0)	(2.9)		(0.2)
Total	19.1	26.2		19.4	28.3		(2.1)

	Nine Months 2017			Nine Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$15.4	7.2	pts	$6.8	3.2	pts	4.0	pts
Unfavorable prior year casualty reserve development	5.0	2.3		—	—		2.3
Flood claims handling fees	(3.6)	(1.7)		(4.0)	(1.9)		0.2
Non-catastrophe property losses	55.4	25.7		53.6	25.6		0.1
Total	72.2	33.5		56.4	26.9		6.6

Hurricanes Irma and Harvey did not have a significant impact on Personal Lines in Third Quarter 2017, with only $1.0 million in catastrophe losses. WYO flood claims handling fees related to these storms were $1.2 million.

The prior year casualty reserve development in Nine Months 2017 was primarily driven by increased frequency and severity in the personal automobile liability line for accident year 2016.

The GAAP underwriting expense ratio decreased 2.6 points in Third Quarter 2017 compared to Third Quarter 2016 and 1.0 points in Nine Months 2017 compared to Nine Months 2016 driven by targeted actions taken on direct commissions for our homeowners book of business, coupled with the impact of:

•	Cost containment measures related to expenditures for surveys and other underwriting reports;

•	Lower supplemental commissions to our distribution partners; and

•	A reduction in pension expense.

E&S Insurance Operations

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2017	2016			2017	2016
GAAP Insurance Operations Results:
NPW	$51,031	53,004	(4)%		$158,281	154,887	2%
NPE	54,204	52,153	4		158,207	151,348	5
Less:
Losses and loss expenses incurred	47,597	36,461	31		113,173	105,209	8
Net underwriting expenses incurred	17,670	18,054	(2)		53,208	49,604	7
Underwriting loss	$(11,063)	(2,362)	(368)%		$(8,174)	(3,465)	(136)%
GAAP Ratios:
Loss and loss expense ratio	87.8%	69.9	17.9	pts	71.6%	69.5	2.1	pts
Underwriting expense ratio	32.6	34.6	(2.0)		33.6	32.8	0.8
Combined ratio	120.4	104.5	15.9		105.2	102.3	2.9
Statutory Ratios:
Loss and loss expense ratio	87.8	70.0	17.8		71.6	69.5	2.1
Underwriting expense ratio	32.3	31.4	0.9		33.0	31.4	1.6
Combined ratio	120.1%	101.4	18.7	pts	104.6%	100.9	3.7	pts

The highly competitive E&S marketplace is making NPW growth challenging. Quantitative information regarding new business and price increases is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2017	2016	2017	2016
Direct new business	$20.6	24.2	$69.3	72.1
Overall new/renewal price increases	3.2%	5.8	5.5%	4.8

The NPE increases in Third Quarter and Nine Months 2017 compared to Third Quarter and Nine Months 2016 were consistent with the fluctuations in NPW for the twelve-month period ended September 30, 2017 compared with the twelve-month period ended September 30, 2016.

The GAAP loss and loss expense ratio increased 17.9 points in Third Quarter 2017 and 2.1 points in Nine Months 2017 compared to the same prior year periods, driven by: (i) unfavorable prior year casualty reserve development, reflecting higher than expected casualty severities in accident years 2015 and prior; and (ii) higher catastrophe losses driven by $5.3 million of net losses from Hurricane Harvey, which added 9.8 points in Third Quarter 2017 and 3.4 points in Nine Months 2017. Partially offsetting these items was lower non-catastrophe property losses in both the quarter and year-to-date periods. Quantitative information on these drivers is as follows:

	Third Quarter 2017			Third Quarter 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$10.0	18.4	pts	$—	—	pts	18.4	pts
Catastrophe losses	7.3	13.5		1.7	3.3		10.2
Non-catastrophe property losses	3.7	6.8		7.9	15.2		(8.4)
Total	21.0	38.7		9.6	18.5		20.2

	Nine Months 2017			Nine Months 2016
($ in millions)	Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Losses and Loss Expenses Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$10.0	6.3	pts	$3.0	2.0	pts	4.3	pts
Catastrophe losses	11.7	7.4		4.9	3.2		4.2
Non-catastrophe property losses	14.1	8.9		18.8	12.4		(3.5)
Total	35.8	22.6		26.7	17.6		5.0

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

Investments
The primary objective of the investment portfolio is to maximize after-tax income and total return of the portfolio, while maintaining our historic credit quality and duration risk profile. Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which we believe will be obtained through more active management of the portfolio.

Total Invested Assets
($ in thousands)	September 30, 2017	December 31, 2016	Change % or Points
Total invested assets	$5,710,835	5,364,947	6%
Invested assets per dollar of stockholders' equity	3.36	3.50	(4)
Unrealized gain – before tax	135,996	64,803	110
Unrealized gain – after tax	88,398	42,122	110
The increase in invested assets at September 30, 2017 compared to December 31, 2016 was primarily driven by operating cash flow of $307.8 million, and an increase in pre-tax unrealized gains of $71.2 million. The $71.2 million change in pre-tax unrealized gains was driven by our fixed income securities portfolio, which was favorably impacted by tightening credit spreads and a decrease in risk-free rates.

Fixed Income Securities
At September 30, 2017, our fixed income securities portfolio represented 91% of our total invested assets, largely unchanged compared to December 31, 2016. The effective duration and spread duration of the fixed income securities portfolio as of September 30, 2017 was 3.6 years and 4.4 years, respectively, including short-term investments. The Insurance Subsidiaries’ liability duration was approximately 4.0 years. Effective duration provides an approximate measure of the portfolio's price sensitivity to a change in interest rates, while spread duration provides an approximate measure of the portfolio's price sensitivity to spread changes, which are the differences between the yields on particular debt instruments and the yields of U.S. Treasury debt securities with similar maturities. The effective and spread durations of the fixed income securities portfolio are monitored and managed to maximize yield while managing interest rate risk and credit risk, respectively, at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income securities portfolio had a weighted average credit rating of “AA-,” with 97% of the securities in the portfolio being investment grade quality at both September 30, 2017 and December 31, 2016. Within our fixed income securities portfolio, we maintained an allocation of non-investment grade high-yield securities, which represented 3% of our fixed income securities portfolio as of both September 30, 2017 and December 31, 2016. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2016. However, we have recently increased our exposure to floating rate fixed income securities, primarily in our collateralized loan obligations portfolio. Across all asset classes, floating rate securities represented approximately 19% of our fixed income securities portfolio as of September 30, 2017, compared to 13% as of December 31, 2016. The increase in floating rate instruments, which are primarily indexed to the 90-day LIBOR, will increase the sensitivity of changes to our book yield and investment income.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2016 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Fixed income securities	$38,865	32,453	113,424	95,850
Equity securities	1,605	1,506	4,492	5,940
Short-term investments	396	192	1,023	493
Other investments	2,659	1,628	9,493	(49)
Investment expenses	(3,079)	(2,404)	(9,137)	(6,908)
Net investment income earned – before tax	40,446	33,375	119,295	95,326
Net investment income tax expense	(10,856)	(8,462)	(31,951)	(23,328)
Net investment income earned – after tax	$29,590	24,913	87,344	71,998
Effective tax rate	26.8%	25.4	26.8	24.5
Annualized after-tax yield on fixed income securities	2.2	2.0	2.2	2.0
Annualized after-tax yield on investment portfolio	2.1	1.9	2.1	1.8

The increase in net investment income in both Third Quarter 2017 and Nine Months 2017 was driven primarily by our fixed income securities portfolio, which benefited from improved new money reinvestment yields and repositioning within the investment grade securities. In addition, income from our alternative investments portfolio increased in both periods due to valuation improvements in the private equity and energy-related sectors.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized gains for the indicated periods were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2017	2016	2017	2016
Net realized gains, excluding OTTI	$6,871	4,030	12,252	7,233
OTTI	(73)	(342)	(4,765)	(4,484)
Total net realized gains	$6,798	3,688	7,487	2,749

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2016 Annual Report. For additional information about our OTTI charges, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2017	2016	2017	2016
Federal income tax expense	$20.6	16.9	55.2	50.5
Effective tax rate	30.6%	30.6	28.5	29.8

The effective tax rate in the table above differs from the statutory tax rate of 35% primarily because of tax-advantaged interest and dividend income. The decrease in our effective tax rate in Nine Months 2017 from the same prior year period was driven primarily by our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting ("ASU 2016-09") on January 1, 2017, which requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. Excess tax benefits recognized in the income statement reduced our effective tax rate by 1.8 points in Nine Months 2017, largely driven by first quarter 2017 activity. Previously, these amounts were recorded in additional paid-in capital. For further information on our adoption of ASU 2016-09, refer to Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, the U.S. federal income tax structure is currently under significant debate and we are unable to provide an estimate of the magnitude of potential changes.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $217 million at September 30, 2017 was comprised of $23 million at the Parent and $194 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $89 million at September 30, 2017, compared to $74 million at December 31, 2016.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $80 million in total dividends to the Parent in 2017, of which $60 million was paid during Nine Months 2017. As of September 30, 2017, our allowable ordinary maximum dividend was $199 million for 2017, which is a $6 million increase from December 31, 2016 due to an Indiana regulation change regarding the calculation of ordinary dividends, which favorably impacted two of our insurance subsidiaries.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.6 years as of September 30, 2017, while the liabilities of the Insurance Subsidiaries have a duration of 4.0 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at September 30, 2017 or at any time during 2017.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2017	Actual as of September 30, 2017
Consolidated net worth	Not less than $1.1 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.7%
A.M. Best Company ("A.M. Best") financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements

SICSC	$644.9	$64.5	32.0	32.5	1.4
SICSE	490.7	49.1	28.0	21.1	0.9
SICA	2,314.2	231.4	50.0	181.4	8.2
SICNY	437.3	21.9	—	21.9	1.0
Total		$366.9	110.0	256.9	11.5

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
As of September, 2017
SICSC	$644.9	$64.5	27.0	37.5
SICSE	490.7	49.1	18.0	31.1
Total		$113.6	45.0	68.6

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Nine Months 2017.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On October 25, 2017, our Board of Directors declared, for stockholders of record as of November 15, 2017, an $0.18 per share dividend to be paid on December 1, 2017. This is a 13% increase compared to the dividend declared on July 26, 2017.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2017, we had GAAP stockholders' equity and statutory surplus of $1.7 billion. With total debt of $439.0 million, our debt-to-capital ratio was approximately 20.5% at September 30, 2017.

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

Book value per share increased to $29.10, or 10%, as of September 30, 2017, from $26.42 as of December 31, 2016, due to $2.34 in net income and $0.79 in unrealized gains on our investment portfolio, partially offset by $0.48 in dividends to our shareholders.

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

In the second quarter of 2017, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, stable leverage metrics, and stable interest coverage metrics.

In Third Quarter 2017, A.M. Best reaffirmed our "A" rating with a "stable" outlook. In taking this action, A.M. Best cited our strong level of risk-adjusted capitalization, improved operating performance since 2012, and high policy retention rate across our standard lines of business.

On October 20, 2017, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this action, S&P cited our strong capital and earnings, exceptional liquidity, and recognized the strength of our enterprise risk management, management and governance.

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

Off-Balance Sheet Arrangements
At September 30, 2017 and December 31, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2016. As of September 30, 2017, we had contractual obligations that expire at various dates through 2030 that may require us to invest up to $167 million in alternative and other investments. There is no certainty that any such additional investment will be required. Additionally, as of September 30, 2017, we had contractual obligations that expire in 2023 to invest $17.3 million in a non-publicly traded common stock within our available-for-sale portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2016 Annual Report other than as discussed below.

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

There has been significant public policy and political debate regarding the NFIP and its outstanding debt, including the obtainment of reinsurance coverage for NFIP losses.  In 2016, FEMA secured its first placement of reinsurance for the NFIP.  In January 2017, FEMA expanded its September 2016 placement and transferred $1 billion of the NFIP's financial risk to reinsurers through January 1, 2018.  Prior to Hurricanes Harvey, Irma, and Maria in Third Quarter 2017, the NFIP had accumulated debt totaling approximately $25 billion. The NFIP's maximum borrowing authority is $30 billion. Losses from the recent storms are estimated to total approximately $16 billion. Congress is considering an aid package that would include $16 billion of debt forgiveness, allowing the NFIP to continue paying storm-related claims. In addition, there are several legislative proposals in Congress regarding NFIP reauthorization.  Following a brief extension, the NFIP statute will expire on December 8, 2017, unless reauthorized by Congress.  While it is possible that the NFIP program will be reauthorized with limited changes to the underlying structure, there is substantial uncertainty about the future of the program given the changing political environment.  Our flood business could be impacted by:  (i) any mandate for primary insurance carriers to provide flood insurance; or (ii) private writers becoming more prevalent in the marketplace.  The uncertainty created by the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2017	1,102	$51.44	—	—
August 1 - 31, 2017	—	—	—	—
September 1 - 30, 2017	—	—	—	—
Total	1,102	$51.44	—	—

1During Third Quarter 2017, 1,102 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	October 26, 2017
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	October 26, 2017
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)