Form 10-K
period 2017-12-31
SELECTIVE INSURANCE GROUP INC
filed 2018-02-20
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $2,859,898,742 on June 30, 2017. As of February 9, 2018, the registrant had outstanding 58,717,701 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 2, 2018 are incorporated by reference into Part III of this report.

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

In 2017, we were ranked as the 36th largest property and casualty group in the United States based on 2016 net premiums written (“NPW”) in A.M. Best Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”

The property and casualty insurance market is highly competitive, with fragmented market share and three main distribution methods: (i) sales through independent insurance agents; (ii) direct sales to personal and commercial customers; and (iii) a combination of independent agent and direct sales. In this highly competitive and regulated industry, we have several strategic advantages as follows: (i) the true franchise value we have built through our relationships with a small group of distribution partners that we refer to as our "ivy league" independent distribution partners, who collectively have significant market share in the states in which we operate and from whom we expect to gain increasing percentages of the business they write; (ii) our unique field model, in which our underwriting, claims, and safety management personnel are located in the same communities as our distribution partners and customers supported by sophisticated analytics, technology, and regional and home office support; and (iii) our focus on service and providing an exceptional and personalized customer experience that is seamless regardless of whether the method of communication is on-line, over the phone, or in person with one of our distribution partners. We refer to this as our omni-channel customer experience.

We have defined a long-term financial goal to achieve a non-GAAP operating return on equity of 300 basis points over our weighted-average cost of capital. For further details regarding our 2017 performance as it relates to return on equity, refer to "Financial Highlights of Results for Years Ended December 31, 2017, 2016, and 2015" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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

Segments

We classify our business into four reportable segments, which are as follows:

•
Standard Commercial Lines, which is comprised of insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies. This business represents 78% of our total insurance operations’ NPW and is sold in 25 states and the District of Columbia.

•
Standard Personal Lines, which is comprised of insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represents 13% of our total insurance operations’ NPW and is primarily sold in 13 Eastern and Midwestern states. Standard Personal Lines includes flood insurance coverage. We are the fifth largest writer of this coverage through the National Flood Insurance Program (“NFIP”) and write flood business in all 50 states and the District of Columbia.

•
E&S Lines, which is comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace. We currently only write commercial lines E&S coverages and this business represents 9% of our total insurance operations’ NPW and is sold in all 50 states and the District of Columbia.

•
Investments, which invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which includes the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income/loss from our insurance operations. Underwriting income/loss is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are direct premium written (“DPW”) plus premiums assumed from other insurers. Gross premiums less premium ceded to reinsurers, is NPW. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”). Expenses related to our insurance operations fall into three main categories: (i) losses associated with claims and various loss expenses incurred for adjusting claims (referred to as “loss and loss expense”); (ii) expenses related to insurance policy issuance, such as commissions to our distribution partners, premium taxes, and other expenses incurred in issuing and maintaining policies, including employee compensation and benefits (referred to as “underwriting expenses”); and (iii) policyholder dividends.

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

Our income is partially offset by: (i) expenses at the Parent that include long-term incentive compensation to employees, interest on our debt obligations, and other general corporate expenses; and (ii) federal income taxes.

We use the combined ratio as the key measure in assessing the performance of our insurance operations. The combined ratio is calculated by adding: (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE; (ii) the expense ratio, which is the ratio of underwriting expenses to NPE; and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit and a combined ratio over 100% indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or Parent company income or expense.

We use after-tax investment income, and net realized gains or losses as the key measures in assessing the performance of our investments segment. Our investment philosophy includes setting certain risk and return objectives for the fixed income, equity, and other investment portfolios. We generally review our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

For revenue and profitability measures for each of our segments, see Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. We do not allocate assets to individual segments. In addition, for analysis of segments' results, see "Results of Operations and Related Information by Segment" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Operations

Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expense.

To that end, we establish loss and loss expense reserves that are estimates of the ultimate amounts that we will need to pay in the future for claims and related expenses for insured losses that have already occurred. Estimating reserves as of any given date requires the application of estimation techniques, involves a considerable degree of judgment and is an inherently uncertain process. We regularly review our reserving techniques and the overall adequacy of our reserves. For disclosures concerning our unpaid loss and loss expense, as well as a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K. Additionally, for an analysis of changes in our loss reserves over the most recent three-year period, see Note 9. "Reserve for Loss and Loss Expense" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

•
Casualty insurance, which generally covers the financial consequences of employee injuries in the course of employment and bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities. Casualty claims may take several years, and for some casualty claims even several decades, to be reported and settled.

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
1Flood insurance premiums and losses are 100% ceded to the Federal Government’s Write Your Own ("WYO") Program of the National Flood Insurance Program ("NFIP").

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

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	37%	General contractors and trade contractors
Mercantile and Services	26%	Focuses on retail, office, service businesses, restaurants, golf courses, and hotels
Community and Public Services	19%	Focuses on public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	17%	Includes manufacturers, wholesalers, and distributors
Bonds	1%	Includes fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Line customers or our E&S Line customers by SBU.

The following are general guidelines that can be used as indicators of the approximate size of our customers:

•	The average Standard Commercial Lines account size is approximately $11,000.

•	The average Standard Personal Lines account size is approximately $2,000.

•	The average E&S Lines policy is approximately $3,000.

No one customer accounts for 10% or more of our insurance operations in the aggregate.

Geographic Markets
We principally sell in the following geographic markets:

•
Standard Commercial Lines products and services are primarily sold in 25 states located in the Eastern, Midwestern and Southwestern regions of the United States and the District of Columbia. In January 2018, we entered Colorado, and we expect to add New Mexico and Utah later this year. This will bring our total Standard Commercial Lines states to 27 by the end of 2018.

•
Standard Personal Lines products and services are primarily sold in 13 states located in the Eastern and Midwestern regions of the United States, except for the flood portion of this segment, which is sold in all 50 states and the District of Columbia. In the future, we expect to add Arizona and Utah, which will bring our total primary Standard Personal Lines states to 15.

•	E&S Lines are sold in all 50 states and the District of Columbia.

Geographic diversification lessens our exposure to regulatory, competitive, and catastrophic risk. The following table lists the principal states in which we write business and the percentage of total NPW each represents for the last three fiscal years:

	Years ended December 31,
% of NPW	2017	2016	2015
New Jersey	19.6%	20.2	21.2
Pennsylvania	11.8	11.8	11.7
New York	8.2	7.8	7.2
Maryland	5.5	5.4	5.4
Virginia	4.6	4.6	4.6
Georgia	4.5	4.3	4.1
North Carolina	4.2	3.9	3.7
Indiana	3.7	3.9	4.3
Illinois	3.6	3.6	3.7
South Carolina	3.2	3.1	3.0
Michigan	3.1	3.3	3.5
Other states	28.0	28.1	27.6
Total	100.0%	100.0	100.0

We support geographically diversified business from our corporate headquarters in Branchville, New Jersey, and our seven regional branches (referred to as our “Regions”). The table below lists our Regions and where they have office locations:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
Southwest	Scottsdale, Arizona
E&S	Horsham, Pennsylvania and Scottsdale, Arizona

Distribution Channel
We sell our insurance products and services through the following types of distribution partners:

•	Standard Commercial Lines: independent retail agents;

•	Standard Personal Lines: independent retail agents; and

•	E&S Lines: wholesale general agents and brokers.

We pay our distribution partners commissions that are based on a percentage of direct premiums written, and in some cases are further based on profit calculations, and other consideration for business placed with us. We seek to compensate them fairly and in a manner consistent with market practices. No one distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 27% of our NPW in 2017, with 19 of the 20 being larger agency groups.

As our customers rely heavily on our distribution partners, it is sometimes difficult to develop brand recognition as these customers cannot always differentiate between their insurance agents and their insurance carriers. We continue to evolve our service model, post policy-acquisition, with an increasing focus on the customer. Our goal is to provide our customers with 24/7 access to transactional capabilities and account information. Customers expect this level of access from every business and, while many insurers offer such solutions in the personal lines space, we want to be a leader in this area for our entire book of business. When combined with our digital strategy, we believe this level of access will significantly improve the customer experience. Within our digital strategy, we provide self-servicing capabilities via a mobile application and a web-based portal where our customers have access to basic account information on demand. These efforts will allow us to continue to offer customers a shared experience with our distribution partners, while positioning us to more directly demonstrate our value proposition.

Independent Retail Agents
According to a study released in 2017 by the Independent Insurance Agents & Brokers of America, independent retail insurance agents and brokers write approximately 83% of standard commercial lines insurance and 36% of standard personal lines insurance in the United States. We believe that independent retail insurance agents will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and therefore are able to provide a wider choice of commercial and personal lines insurance products and risk-based consultation to customers.

We currently have 1,250 independent retail agents selling our Standard Commercial Lines business, 685 of which also sell our Standard Personal Lines business (excluding flood). In total, these 1,250 distribution partners have approximately 2,350 office locations selling our business. In addition, we have approximately 5,800 retail agents selling our flood insurance products.

In a 2017 survey, we received an overall satisfaction score of 8.8 out of 10 from our standard market distribution partners, which, we believe, highlighted their satisfaction with our products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Wholesale General Agents
E&S Lines are written almost exclusively through 85 wholesale general agents and 9 wholesale brokers with a combined 245 office locations, who are our distribution partners in the E&S market. We have granted limited binding authority to the wholesale general agents for business that meets our prescribed underwriting and pricing guidelines. The wholesale brokers submit brokerage business to us for risk acceptability, terms and conditions, and pricing.

Marketing
Our primary marketing strategy is to:

•
Use an empowered field underwriting model to provide our Standard Commercial Lines retail distribution partners with resources within close geographic proximity to their businesses and our mutual customers. For further discussion on this, see the “Field Model and Technology” section below.

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

•
Develop brand recognition with our customers through our marketing efforts to be recognized as a proactive risk manager, which include advertising, proactive communication, and providing exceptional products and services that help position us as a leader in the marketplace.

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

•	Our underwriters with targeted underwriting and pricing tools to enhance profitability while growing the business;

•	Our workers compensation claims adjusters with predictive tools to indicate when claims are likely to escalate to better serve our customers;

•	Our Special Investigations Unit ("SIU") investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our customers with 24/7 access to transactional capabilities and information through a web-based customer portal and a customer mobile application.

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

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 47% of our skilled technology capacity and are principally based in the U.S., although we do contract with some service providers who are based, or utilize resources, outside the U.S. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

High Touch
To support our distribution partners, we employ a field model for both underwriting and claims, with various employees in the field, usually working from home offices near our distribution partners. We believe that we build better and stronger relationships with our distribution partners because of the close proximity of our field employees, and the resulting direct interaction with our distribution partners and customers. At December 31, 2017, we had approximately 2,260 employees, of which 560 worked in the field, 860 worked in one of our regional offices, and the remainder worked in our corporate office.

Underwriting Process
Our underwriting process requires communication and interaction among:

•
Our Regions, together with our corporate underwriting and actuarial departments, jointly establish and execute upon the following for our Standard Commercial Lines business: (i) annual premium and pricing goals; (ii) specific new business targets by distribution partner; and (iii) profit improvement plans as needed across lines, states, and/or distribution partners;

•	Our corporate underwriting department, which develops our underwriting appetite, products, policy forms, pricing, and underwriting guidelines for our standard market business;

•
Our corporate actuaries who assist in the determination of rate and pricing levels, while monitoring pricing and profitability along with the Regions, corporate underwriting department, and business intelligence staff for our standard and E&S market business;

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

•
Our territory managers who have oversight of the AMS production team for Standard Commercial Lines, ensure that: (i) annual profit and growth plans are developed on a state by state basis; (ii) the achievement of these state plans are monitored at the state, AMS territory and account level; and (iii) individual agency plans are developed and monitored for achievement annually;

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

•
Our regional underwriters, who manage the in-force policies for their assigned Standard Commercial Lines distribution partners, including, but not limited to, managing profitability and pricing levels within their portfolios by developing policy-specific pricing;

•	Our premium auditors, who supplement the underwriting process by working with insureds to accurately audit exposures for certain Standard Commercial Lines policies that we write;

•	Our field technical coordinators, who are responsible for technology assistance and training to aid our employees and standard market distribution partners;

•	Our Personal Lines Marketing Specialists (“PLMSs”), who have primary responsibility for identifying new opportunities to grow our Standard Personal Lines; and

•	Our E&S territory managers, who have primary responsibility for identifying new opportunities to grow our E&S Lines.

We have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our distribution partners by servicing certain Standard Personal Lines and smaller Standard Commercial Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2017, our USC was servicing Standard Commercial Lines NPW of $51.5 million and Standard Personal Lines NPW of $28.3 million. The $79.8 million total serviced by the USC represents 3% of our total NPW.

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

Claims Management
Effective, fair, and timely claims management is one of the most important services that we provide to our customers and distribution partners. It is also one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize: (i) cost-effective delivery of claims services and control of loss and loss expense; and (ii) maintenance of timely and adequate claims reserves. In connection with our Standard Commercial Lines and Standard Personal Lines, we achieve better claim outcomes through a field model that locates claim representatives in close proximity to our customers and distribution partners.

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

Claims Management Specialists (“CMSs”) are responsible for investigating and resolving the majority of our standard marketplace commercial automobile bodily injury, general liability, and property losses with low severities. We also have

Property Claims Specialists ("PCSs") to handle property claims with severities ranging from $10,000 to $100,000. They also form the basis of our catastrophe response team. Strategically located throughout our footprint, CMSs and PCSs are able to provide highly responsive customer and distribution partner service to quickly resolve claims within their authority.

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

Complex and litigated claims oversight is handled by specialists within the Complex Claims and Litigation Unit ("CCU").

We have implemented specialized claims handling as follows:

•
Liability claims with high severity or technically complex losses are handled by the CCU. The CCU specialists are primarily field based and handle losses based on injury type or with severities greater than $250,000.

•
Litigated matters not meeting the CCU criteria are handled within our regional litigation offices. These teams are aligned based upon jurisdictional knowledge and technical experience and are supervised by regional litigation managers. These claims are segregated from the CMSs to allow for focused management and application of specific technical expertise.

•
Workers compensation claims handling is centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical-only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure and/or significant escalation risk are referred to the workers compensation strategic case management unit.

•
Low severity/high volume property claims are handled by the CSC. Certain complex claims that do not involve structural damage (i.e. employee dishonesty and equipment breakdown losses) are handled by a small group of specialists in the CSC.

•	The Large Loss Unit ("LLU") handles complex property claims, typically those in excess of $100,000.

•	All asbestos and environmental claims are referred to our specialized corporate Environmental Unit, which also handles other latent claims.

•	The Construction Defect Unit unit handles larger, complex construction defect claims.

This structure allows us to provide experienced adjusting to each claim category.

All insurance operations are supported by the SIU that investigates potential insurance fraud and abuse, and supports efforts by regulatory bodies and trade associations to curtail the cost of fraud. We have developed a proprietary SIU fraud detection model that identifies the potential fraud cases early on in the life of the claim. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

Insurance Operations Competition
Our insurance operations face competition from public, private, and mutual insurance companies, which may have lower operating costs and/or lower cost of capital than we do. Some, like us, rely on partners for the distribution of their products and services and have competition within their distribution channel, making growth in market share difficult. Other insurance carriers either employ their own agents who only represent them or use a combination of distribution partners, captive agents, and direct marketing. The following provides information on the competition facing our insurance operations:

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

•
National insurers, such as The Hartford Financial Services Group, Inc., Liberty Mutual Holding Company Inc., Nationwide Mutual Insurance Company, Chubb Limited, The Travelers Companies, Inc., and Zurich Insurance Group, Ltd.

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

Insurance Regulation

Primary Oversight by the States in Which We Operate
Our insurance operations are heavily regulated. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states. The primary market conduct and financial regulators of our Insurance Subsidiaries are the departments of insurance in the states in which they are organized and are licensed. The types of activities that are regulated by the states include:

•	Pricing and underwriting practices;

•	Claims practices;

•	Exiting geographic markets and/or canceling or non-renewing policies;

•	Assessments for guaranty funds and second-injury funds and other mandatory assigned risks and reinsurance;

•	The types, quality and concentration of investments we make; and

•	Dividends from our Insurance Subsidiaries to the Parent.

For additional discussion of the broad regulatory, administrative, and supervisory powers of the various departments of insurance, refer to the risk factor that discusses regulation in Item 1A. “Risk Factors.” of this Form 10-K.

Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC has codified statutory accounting principles ("SAP") and other accounting reporting formats and drafts model insurance laws and regulations governing insurance companies. An NAIC model only becomes law when it is enacted in the various state legislatures or promulgated as a regulation by the state insurance department. The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program.

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

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below two times their "Authorized Control Level". Based on our 2017 statutory financial statements, which have been prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded two times their Authorized Control Level.

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

The Mitigation Division of the Federal Emergency Management Agency ("FEMA") oversees the WYO Program of the NFIP, which was enacted by Congress. Under the program, we receive an expense allowance for flood policies written and a servicing fee for flood claims administered, and all losses are 100% reinsured by the Federal Government.  Congress sets the WYO Program's budgeting, rules, and rating parameters.  Two significant pieces of legislation that impact the WYO Program are the Biggert-Waters Flood Insurance Reform Act of 2012 ("Biggert-Waters Act") and the Homeowner Flood Insurance Affordability Act of 2014 ("Flood Affordability Act"). The Biggert-Waters Act: (i) extended the NFIP funding to September 30, 2017; and (ii) moved the program to more market based rates for certain flood policies. The Flood Affordability Act repealed and modified certain provisions in the Biggert-Waters Act regarding premium adjustments.  The NFIP has received multiple short-term extensions and currently expires on March 23, 2018.

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

The FIO, the Federal Reserve, state regulators, and other regulatory bodies have been developing models for capital standards, negotiated a covered agreement with the European Union that, among other things, impacted reinsurance collateral, and have been gathering data as required under the Dodd-Frank Act. Changes to the Dodd-Frank Act and FIO are expected as the Trump Administration and the Republican Congress seek opportunities to pare down the Dodd-Frank Act and its regulations. Legislation has passed the House that would limit the scope of the Dodd-Frank Act but has yet to be considered by the Senate. The Trump Administration, though, continues to seek regulatory limitations. For additional information on the potential impact of the Dodd-Frank Act, refer to the risk factor related to this legislation within Item 1A. “Risk Factors.” of this Form 10-K.

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

Investment Segment
Our Investment segment invests the cash we collect from our insurance policies prior to the payment of claims, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities, to generate investment income and to satisfy obligations to our customers, our shareholders, and our debt holders, among others. At December 31, 2017, our investment portfolio consisted of the following:

Category of Investment
($ in millions, except invested assets per dollar of stockholders' equity)	Carrying Value	% of Investment Portfolio
Fixed income securities	$5,204.6	92
Equity securities	182.7	3
Short-term investments	165.6	3
Other investments, including alternatives	132.3	2
Total	$5,685.2	100
Invested assets per dollar of stockholders' equity	$3.32

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key objectives of our investment strategy, although we also focus on the total return of the portfolio. In 2016, we determined that a more active management approach to our fixed income portfolio was appropriate to maximize the risk-adjusted after-tax income and total return of the portfolio, while maintaining a similar level of credit quality and duration risk. To execute on this revised approach, we hired several new investment managers who were on-boarded in the fourth quarter of 2016. Since then, through active security selection, we have increased the book yield of our fixed income portfolio, which resulted in a higher level of net investment income in 2017, while maintaining the overall credit quality and duration of the portfolio. In addition, we have continued to diversify and have modestly increased our exposure to risk assets to 8% while moving towards a long-term target risk allocation of approximately 10% of total invested assets. Risk assets principally include public equities, high-yield fixed income securities, and private assets. Our core investment philosophy has not changed. We remain focused on diversification, capital preservation, investment quality, and liquidity to meet our needs and obligations.

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

Enterprise Risk Management
As a property and casualty holding company, our Insurance Subsidiaries are in the business of assuming risk. We categorize our major risks into the following five broad categories:

•	Asset risk, which stems primarily from our investment portfolio and reinsurance recoverables and includes credit and market risk;

•
Underwriting risk, which is the risk that the insured losses are higher than our expectations, including losses from inadequate loss reserves, larger than expected non-catastrophe current accident year losses and catastrophe losses;

•
Liquidity risk, which is the risk we will be unable to meet contractual obligations as they become due because we are unable to liquidate assets or obtain adequate funding without incurring unacceptable losses;

•	Emerging risks, which are new and known but evolving risks that may have a significant impact on our financial strength, reputation, or long-term strategy; and

•
Other risks, including a broad range of operational risks that can be difficult to quantify, such as legal, regulatory, reputational and strategic risks as well as the risk of fraud, human failure and failure of controls and systems.

Our internal control framework operates with the three lines of defense model. The first line of defense consists of individual functions that deliberately assume risks and own and manage our risk on a day-to-day and business operational basis. The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. A dedicated risk team led by the Chief Risk Officer is responsible for this second line and reports to the Chief Financial Officer. The third line of defense is our Internal Audit team, which provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control environment. It also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.

We use Enterprise Risk Management (“ERM”) as part of our governance and control process to take an entity-wide view of our major risks and their impact. Our ERM framework is designed to identify, measure, report, and monitor our major risks and develop appropriate responses to support successful execution of our business strategy.

Our Board oversees our enterprise risk management process and sets our overall risk appetite, while the Executive Risk Committee is responsible for the holistic evaluation and supervision of our aggregated risk profile and determination of future risk management actions in support of overall risk appetite.  In addition to the Board’s oversight of the overall risk and the ERM process, various committees of the Board oversee risks specific to their areas of supervision and report their activities and findings to the full Board. The Executive Risk Committee uses various management committees for detailed analysis and management of specific major risks.  The Executive Risk Committee primarily consists of the Chief Executive Officer, his direct reports and key operational leaders, each of whom is responsible for management of risk in his or her respective area, and the Chief Risk Officer.

In addition to the various committees and the governance process over ERM, we believe that high-quality and effective ERM is best achieved when it is a shared cultural value throughout the organization. We consider ERM to be a key process that is the responsibility of every employee. We have developed and use tools and processes that we believe support a culture of risk management and create a robust framework of ERM within our organization. In addition, our compensation policies and practices, as well as our governance framework, including our Board's leadership structure, are designed to support our overall risk appetite and strategy. We believe that our ERM processes and practices help us to identify potential events that may affect us, quantify, evaluate and manage the risks to which we are exposed, and provide reasonable assurance regarding the achievement of our objectives.
We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks including proprietary and third-party computer modeling as well as various other analyses. The Executive Risk Committee meets at least quarterly and reviews and discusses various aspects and the interrelation of Selective’s major risks, including, but not limited to, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis.  Consistent with the requirements of state insurance regulators, our Insurance Subsidiaries annually file their ORSA report, which is an internal assessment of our Insurance Subsidiaries' solvency. The Chief Risk Officer develops the report in coordination with members of the Executive Risk Committee, and the report is provided to the Board. The Chief Risk Officer reports on the Executive Risk Committee's activities, analyses, and findings to the Board or the appropriate Board Committee, and provides a quarterly update on certain risk metrics.

We believe that our risk governance structure facilitates strong risk dialogue across all levels and disciplines of the organization and promotes robust risk management practices. All of our strategies and controls, however, have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all of the other information included in Item 1A. “Risk Factors.”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.", and Item 8. “Financial Statements and Supplementary Data." of this Form 10-K.

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

Item 1A. Risk Factors.

Any of the following risk factors could: (i) significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings; and (ii) cause our actual results to differ materially from historical or anticipated results. These non-exhaustive risk factors might affect, alter, or change our actions executing our long-term capital strategy, including, but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders’ dividends.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Our results are subject to losses from natural and man-made catastrophes, including, but not limited to: hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, including cyber-attacks, explosions, severe winter weather, floods, and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable. One year may be relatively free of such events while another may have multiple events. For further discussion regarding man-made catastrophes that relate to terrorism, see the risk factor directly below regarding the potential for significant losses from acts of terrorism.

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change. If greenhouse gasses continue to impact our climate, it is possible that more devastating catastrophic events could occur.

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by ISO's Property Claim Services unit. Most of the risks underwritten by our insurance operations are concentrated geographically in the Eastern and Midwestern regions of the country. In 2017, approximately 20% of NPW were related to insurance policies written in New Jersey. Catastrophes in the Eastern and Midwestern regions of the U.S. could adversely impact our financial results, as was the case in 2010, 2011, and 2012.

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
We are required to maintain loss and loss expense reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Our estimates of reserve amounts are based on facts and circumstances that we know, including our expectations of the ultimate settlement and claim administration expenses, trends in claims severity and frequency, including inflationary trends particularly regarding medical costs, predictions of future events, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims. We cannot be certain that the reserves we establish are adequate or will be adequate in the future. From time-to-time, we increase reserves if they are inadequate or reduce them if they are redundant. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the reserves are increased; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potentially significant losses from acts of terrorism.
As a Standard Commercial Lines and E&S Lines writer, we are required to participate in TRIPRA, which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2017, 90% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. Terrorism coverage is mandatory for all primary workers compensation policies, so the TRIPRA back-stop applies to these policies. A risk exists that, if the U.S. Secretary of Treasury does not certify certain future terrorist events, we would be required to pay related covered losses without TRIPRA's risk sharing benefits. Examples of this potential risk are the 2013 Boston Marathon bombing and the 2015 shootings in San Bernardino, California, neither of which were certified as terrorism events.

Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2018, our deductible is $323 million. For losses above the deductible, the federal government will pay 82% of losses to an industry limit of $100 billion, and the insurer retains 18%. The federal share of losses will be reduced by 1% each year to 80% by 2020. Although TRIPRA’s provisions will mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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
We transfer a portion of our underwriting risk exposure to reinsurance companies. Through our reinsurance arrangements, a specified portion of our loss and loss expense are assumed by the reinsurer in exchange for a specified portion of premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may vary significantly. Most of our reinsurance contracts renew annually and may be impacted by the market conditions at the time of the renewal that are unrelated to our specific book of business or experience. Any decrease in the amount of our reinsurance will increase our risk of loss. Any increase in the cost of reinsurance that cannot be included in renewal price increases will reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms. Either could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue.

We are exposed to credit risk.
We are exposed to credit risk in several areas of our insurance operations, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. Amounts recoverable from our reinsurers can increase quickly and significantly during periods of high catastrophe loss activity, so our credit risk related to our reinsurance relationships can increase significantly and will fluctuate over time. In addition, our reinsurers often rely on their own reinsurance programs, or retrocessions, as part of managing their exposure to large losses. Given the relatively small size of the global reinsurance community, the inability of our reinsurers to collect on their retrocession program, or their inability to reinstate their coverage after a large loss, may impair their ability to pay us for the amounts we cede to them. Accordingly, we have direct and indirect counterparty credit risk from our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher by A.M. Best; and/or (ii) obtaining collateral to secure reinsurance obligations.

•	Certain life insurance companies if they fail to fulfill their obligations to those customers for whom we have purchased annuities under structured settlement agreements.

•	Some of our distribution partners, who collect premiums due us from our customers.

•	Some of our customers, who are responsible for payment of premiums and/or deductibles directly to us.

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
General economic conditions in the U.S. and throughout the world and volatility in financial and insurance markets may materially affect our results of operations. Factors such as business and consumer confidence, unemployment levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. During 2017, 33% of DPW in our Standard Commercial Lines business was based on payroll/sales of our underlying customers. An economic downturn in which our customers experience declines in revenue or employee count could adversely affect our audit and endorsement premium in our Standard Commercial Lines.

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
A significant financial strength rating downgrade, particularly from A.M. Best, would affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier with a specified minimum rating. In addition, our $30 million line of credit ("Line of Credit") requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating) and a default could lead to acceleration of any outstanding principal. Such an event could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future. As a result, any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Refer to Item 1. "Business" for our current financial strength ratings.

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
Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, insured loss levels, and industry capital levels that may fluctuate in response to changing rates of return on insurance industry investments. Pricing also is influenced by the operating performance of insurers, who may increase pricing to meet return on equity objectives. As a result, the insurance industry has had historical cycles characterized by periods of intense price competition due to excessive underwriting capacity and periods of favorable pricing driven by shortages of capacity and poor insurer operating performance. If competitors price business below technical levels, we might find it necessary to reduce our profit margin to retain our best business.

Pricing and loss trends impact our profitability. For example, assuming retention and all other factors remain constant:

•	A pure price decline of approximately 1% would increase our combined ratio by approximately 0.75 points;

•	A 3% increase in our expected claim costs for the current accident year would cause our loss and loss expense ratio to increase by approximately 1.75 points;

•	A combination of the two could raise the combined ratio by approximately 2.5 points.

In addition, loss trends impacting current accident year results are likely to impact our reserves for prior accident years. For example, medical inflation can have a significant impact on the reserves of long-tail lines such as workers compensation and general liability. A 3% increase in our reserves would cause our loss and loss expense ratio to increase by approximately 4 points.

We compete with regional, national, and direct-writer property and casualty insurance companies for customers, distribution partners, and employees. Some competitors are public companies and some are mutual companies. Many competitors are larger and may have lower operating costs, lower cost of capital, or the ability to absorb greater risk while maintaining their financial strength ratings. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the internet has emerged as a significant place of new competition, both from existing competitors and new competitors. New competitors emerging under this digital platform include, but are not limited to, Lemonade and Attune. Reinsurers also have entered certain primary property and casualty insurance markets to diversify their operations and compete with us. Further new competition could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
Insurers rely on their ability to access reliable data about their customers and loss experience to build complex analytics and predictive models to assess the profitability of risks, as well as the potential for adverse claim development, recovery opportunities, fraudulent activities, and customer buying habits. The use of data science and analytics will continue to increase and become more complex and accurate. The loss experience from our insurance operations may not be large or granular enough in all circumstances to analyze and project our future costs. In addition, we have more limited experience data related to our E&S business, which we purchased in 2011. We use data from ISO, AAIS, and NCCI to obtain industry loss experience to supplement our own data. While statistically relevant, that data is not specific to the performance of risks we have underwritten. Larger competitors, particularly national carriers, have a significantly larger volume of data regarding the performance of risks that they have underwritten. The analytics of their loss experience data may be more predictive of profitability of their risks than our analysis using, in part, general industry loss experience. For the same reason, should Congress repeal the McCarran-Ferguson Act, which provides an anti-trust exemption for the aggregation of loss data, and we are unable to access data from ISO, AAIS, and NCCI, we will be at a competitive disadvantage to larger insurers who have more loss experience data on their own customers and may not need aggregated industry loss data.

We depend on distribution partners.
We market and sell our insurance products through distribution partners who are not our employees. We believe that these partners will remain a significant force in overall insurance industry premium production because they can provide customers with a wider choice of insurance products than if they represented only one insurer. However, changes impacting our distribution channel may present challenges and risks to our strategy, including the following:

•
The availability of products from multiple markets creates competition in our distribution channel and we must market our products and services to our distribution partners before they sell them to our mutual customers.

•
Growth in our market share is dependent in part on growth in the market share controlled by our distribution partners. The independent retail insurance agencies control approximately 83% of Standard Commercial Lines business but only 36% of Standard Personal Lines business in the U.S. This, in turn, limits our Standard Personal Lines market opportunity. In addition, in the last several years, both existing and new industry participants have been focusing on developing new platforms that are leveraging technology and the internet to provide a low cost "direct to the customer" distribution model. These efforts may impact the overall market share controlled by our distribution partners and make it more difficult for us to grow or require us to establish relationships with more distribution partners.

•
There has been a trend towards increased consolidation within our distribution channel, which increases competition among fewer distributors and increases the influence each distribution partner has on our business. Currently, no one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our distribution partners. In addition, under insurance laws and regulations and common law, we potentially can be held liable for business practices or actions taken by our distribution partners.

Expansion of our insurance offerings and geographic footprint may create additional risks
Part of our growth strategy includes careful geographic and product expansion. In 2017, we established a Southwest Region when we expanded our Standard Commercial Lines writings into Arizona. We also expanded our Standard Commercial Lines business into New Hampshire in 2017 and on January 1, 2018 we began writing in Colorado. We expect to continue to diversify our book of business through geographic and product expansion. Although diversification of our business is beneficial to our competitive position and long-term results, it exposes us to increased and different risks. Among such increased risks are catastrophic natural risks to which we previously only had limited exposure due to our narrower geographic footprint. These new risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are heavily regulated and changes in regulation may reduce our profitability, increase our capital requirements, and/or limit our growth.
Our Insurance Subsidiaries are heavily regulated by extensive laws and regulations that may change on short notice. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. Historically by virtue of the McCarran-Ferguson Act, our Insurance Subsidiaries are primarily regulated by the states in which they are domiciled and licensed. State insurance regulation is generally uniform throughout the U.S. by virtue of similar laws and regulations required by the NAIC to accredit state insurance departments so their examinations can be given full faith and credit by other state regulators. Despite their general similarity, various provisions of these laws and regulations vary from state to state. At any given time, there may be various legislative and regulatory proposals in each of the 50 states and District of Columbia that, if enacted, may affect our Insurance Subsidiaries. The types of activities that are regulated by the states include:

•	Pricing and underwriting practices;

•	Claims practices;

•	Exiting geographic markets and/or canceling or non-renewing policies;

•	Assessments for guaranty funds and second-injury funds and other mandatory assigned risks and reinsurance;

•	The types, quality and concentration of investments we make;

•	Dividends from our Insurance Subsidiaries to the Parent; and

•	The acquisition of 10% or more of the stock of a company such as Selective, which is an insurance holding company that owns insurance subsidiaries.

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

Although Congress has largely delegated insurance regulation to the various states by virtue of the McCarran-Ferguson Act, we are also subject to federal legislation and administrative policies, such as disclosure under the securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act, TRIPRA, OFAC, and various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. As a result of issuing workers compensation policies, we are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007. If Congress were to enact laws affecting the oversight of insurer solvency but state regulators remain responsible for rate approval, it is possible that we could be subject to a conflicting and inconsistent regulatory framework that could effect our profitability and capital adequacy.

The European Union enacted Solvency II, which was implemented in 2016 and sets out new requirements for capital adequacy and risk management for insurers operating in Europe.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  In addition, in 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. Although Solvency II does not govern domestic American insurers, and we do not have international operations, we believe that development of global capital standards will influence the development of similar standards by domestic regulators. The NAIC requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such a standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.

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

•	Credit scoring and predictive modeling pricing;

•	Cybersecurity breaches;

•	Investment disclosure;

•	Managed care practices;

•	Prompt and appropriate payment of personal injury protection claims;

•	Direct repair shop utilization practices;

•	The use of after-market replacement parts;

•	Flood insurance claim practices; and

•	Shareholder class action suits.

If we were to be named in such class action litigation, we could suffer reputational harm with purchasers of insurance and have increased litigation expenses that could have a materially adverse effect on our operations or results.

Risks Related to Our Investment Segment

We are exposed to interest rate risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. Recent economic data points to increased U.S. and global economic growth, continued low levels of unemployment and signs of rising wages, which compounded with the potential for the pro-growth benefits of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") and the potential for higher federal budget deficits, has recently led to rising U.S. interest rates. A rise in interest rates may decrease the fair value of our existing fixed income investments and declines in interest rates may result in an increase in the fair value of our existing fixed income investments. Our fixed income securities portfolio, which currently has an effective duration of 3.8 years contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio, partially offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, partially offset by lower rates of return on new and reinvested cash in the portfolio. Changes in interest rates have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. This may include investing in floating rate securities, which currently represent 18% of our fixed income portfolio, and other shorter duration securities that exhibit low effective duration and interest rate risk, but expose the portfolio to other risks, including the risk of a change in credit spreads, liquidity spreads, and other factors that may adversely impact the value of the portfolio. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, particularly our loss reserves. In addition, our pension and post-retirement benefit obligations include a discount rate assumption, which is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation.

We are exposed to credit risk in our investment portfolio.
The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer or an issuer’s guarantor, insurer, or other counterparties regarding any of our investments, could reduce our net investment income and net realized investment gains or result in investment losses. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments due under the terms of the securities. In addition, changes in the financial market environment and sentiment regarding the broad economy may impact the credit spreads demanded by fixed income investors, which in turn may negatively impact the fair market value of our fixed income securities. At December 31, 2017, our fixed income securities portfolio represented approximately 92% of our total invested assets, of which approximately 97% were investment grade and 3% were below investment grade rated, resulting in an average credit rating of AA- of the fixed income securities portfolio. Our spread duration, which is reflective of the sensitivity of our fixed income portfolio to changes in credit spread is currently 4.6 years. Over time, our exposure to below investment grade securities and other credit sensitive risk assets may fluctuate as we continue to diversify the portfolio and take advantage of opportunities to add or reduce risk commensurate with our risk-taking capacity and market conditions. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, municipal bankruptcies spurred by, among other things, pension funding issues, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed income securities portfolio and our net income to decline and the default rate of our fixed income securities portfolio to increase.

With economic uncertainty, the credit quality of issuers or guarantors could be adversely affected and a ratings downgrade of the issuers or guarantors of the securities in our portfolio could cause the value of our fixed income securities portfolio and our net income to decrease. As our stockholders' equity is leveraged at 3.32:1 to our investment portfolio, a reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write-downs are impacted by our assessment of the impairment, including a review of the underlying collateral of structured securities, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio so that we determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily relating to interest rates, credit spreads, equity prices, and the change in market value of our alternative investment portfolio. A decline in both income and our investment portfolio asset values could occur as a result of, among other things, a decrease in market liquidity, fluctuations in interest rates, decreased dividend payment rates, negative market perception of credit risk with respect to types of securities in our portfolio, a decline in the performance of the underlying collateral of our structured securities, reduced returns on our alternative investment portfolio, or general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.2:1 ratio to our investment portfolio.

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
Fixed income, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2017. As required under accounting rules, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2017, approximately 6% and 93% of these securities represented Level 1 and Level 2, respectively. However, prices provided by independent pricing services and brokers can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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

Changes in tax law could adversely affect our investments results.
Amendments to the tax laws and regulations of U.S. federal, state, and local governments may adversely impact us. Our investment portfolio benefits from tax exemptions and certain other tax laws, including, non-exhaustively those governing dividends received deductions, and tax-advantaged municipal bond interest. Future federal and/or state tax law changes could lessen or eliminate some or all of these favorable tax advantages, negatively impact the value of our investment portfolio, and materially and adversely impact our results of operations. In addition, the elimination of the state and local tax deduction (the "SALT deduction") for U.S. taxpayers filing Federal income tax returns could have negative consequences to the financial strength of issuers of state and local municipal securities of which we have invested in, which could reduce the value of our investment portfolio, and materially and adversely impact our results of operations. The elimination of the SALT deduction, as well as the lower $750,000 mortgage cap on the deductibility of mortgage interest for U.S. taxpayers, could reduce the value of residential real estate, which could have negative financial consequences to various classes of investments that we have invested in, such as residential mortgage backed securities, and other asset classes backed by mortgages or real estate, and this could reduce the value of our investment portfolio, and materially and adversely impact our results of operations.

Uncertainty regarding domestic and international political developments and their impact on the economy could lead to investment losses, which may adversely affect our results of operations, financial condition, liquidity, and debt ratings.
As a property and casualty insurance holding company, we depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investment portfolio is exposed to significant financial and capital market risks, both in the U.S. and abroad. Volatile changes in general market or economic conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our structured securities. The current political climate has created more uncertainty about U.S. domestic and foreign policy that may elevate the volatility of the financial markets and adversely impact our investment portfolio.

Our notes payable and line of credit are subject to certain debt-to-capitalization restrictions and net worth covenants that a significant decline in investment value could impact. Significant future declines in investment value also could require further OTTI charges. Depending on future market conditions, such as an extreme prolonged market event like the global credit crisis, we could incur additional realized and unrealized losses in future periods that could adversely impact our results of operations, financial condition, debt and financial strength ratings, and our ability to access capital markets.

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

As of December 31, 2017, the Parent had retained earnings of $1.7 billion. Of this amount, $1.6 billion was related to investments in our Insurance Subsidiaries. The Insurance Subsidiaries have the ability to provide for $211 million in ordinary annual dividends to us in 2018 under applicable state regulation; however, as they are regulated entities, their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

Risks Related to Evolving Legislation

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of FEMA in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  The current expense allowance is 30.9% of DPW. The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

As a WYO carrier, we are required to follow NFIP procedures in the administration of flood policies and claims.  Some of these requirements may differ from our normal business practices and may present a reputational risk to our brand.  While insurance companies are regulated by the states and the NFIP requires WYO carriers to be licensed in the states in which they operate, the NFIP is a federal program and WYO carriers are fiscal agents of the U.S. Government and must follow the NFIP's directives.  Consequently, we have the risk that directives from the NFIP and a state regulator on the same issue may conflict.

There has been significant public policy and political debate regarding the NFIP and its outstanding debt, including the NFIP's purchase of reinsurance.  Prior to Hurricanes Harvey, Irma, and Maria, in the third quarter of 2017, the NFIP had accumulated debt totaling approximately $25 billion. Losses from the 2017 storms are estimated to total approximately $16 billion and, together with its previously accumulated debt, likely would exceed the NFIP’s total borrowing authority. In response, Congress passed legislation that forgave $16 billion of NFIP debt and allowed recent flood claims to be paid within the program’s $25 billion debt level. In November 2017, the U.S. House of Representatives passed the 21st Century Flood Reform Act, which would extend the NFIP for 5 years, but reduce the WYO reimbursement rate by 3 points from its current 30.9% to 27.9% over a three-year period. The bill also proposes changes in certain operational processes and provides incentives for the private flood markets. The U.S. Senate has yet to consider this bill. While Congress continues to debate a comprehensive reform package, the NFIP has received multiple short-term extensions and is currently authorized through March 23, 2018. We expect the program will continue to operate under a series of short-term extensions, but it may also experience a periodic lapse as it becomes encumbered by other budgetary issues.

Our flood business could be impacted by:  (i) a lapse in program authorization; (ii) any mandate for primary insurance carriers to provide flood insurance; or (iii) private writers becoming more prevalent in the marketplace.  The uncertainty created by the public policy debate and politics of flood insurance reform make it difficult for us to predict the future of the NFIP and our continued participation in the program.

We are subject to risk that enacted legislation might significantly change insurance regulation and adversely impacts our business, financial condition, and/or the results of operations.
We cannot predict what federal and state rules or legislation will be proposed and adopted, or what impact, if any, such proposals or the cost of compliance with such proposals, could have on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

In 2009, Congress passed the Dodd-Frank Act to address corporate governance and control issues identified in the financial crises in 2008 and 2009 and the non-insurance subsidiaries of American International Group, Inc. One of the key Dodd-Frank Act provisions created the FIO as part of the U.S. Department of Treasury to advise the federal government on insurance issues. Another Dodd-Frank Act provision requires the Federal Reserve, through the Financial Services Oversight Council (“FSOC”), to supervise financial service firms designated as systemically important financial institutions ("SIFI"). We are not and do not expect to be designated as a SIFI. Included among Dodd-Frank's corporate governance reforms for public companies were proxy access, say-on-pay, and other compensation and governance issues. A number of Dodd-Frank reform bills have been introduced, but it is uncertain whether any proposal will pass into law.

In general, the Trump Administration and the current Republican majority favor less federal involvement in insurance. Legislative proposals, however, could involve the federal government directly in regulating the business of insurance. President Trump and the Republican congressional majority favor the repeal of the Affordable Care Act ("ACA"). Repeal of the ACA presents some legal and practical challenges. Some reform proposals include a provision to permit sales of insurance across state lines, which is not permitted under current federal law without approval of the respective state insurance regulators. Some ACA reforms call for the elimination of the anti-trust exemptions for health insurers under the McCarran-Ferguson Act. While we are not a health insurer, we and our property and casualty competitors operate under anti-trust exemptions that permit the aggregation of claims and other data in numbers actuarially and statistically sufficient to price insurance. If the MFA were repealed for the property and casualty industry, we would have to seek a business practices exemption from the Department of Justice to share information with other insurers. We cannot predict the impact such a legislative event could have on our product and services supplier relationships, results of operations, liquidity, financial condition, financial strength, and debt ratings.

Legislative and regulatory proposals in various states sometimes seek to limit the ability of insurers to assess insurance risk, including limiting or prohibiting the use of certain factors or predictive measures in property and casualty underwriting such as insurance scores and marketplace considerations. These proposals, if enacted, could impact underwriting pricing and results of operations.

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

•
Using models to analyze historical investment performance and predict future investment performance under a variety of scenarios using asset concentration, asset volatility, asset correlation, and systematic risk; and

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
Development of new technologies continues to impact all aspects of business and individuals’ lives at rapid speed.  Often such developments are positive and gradually improve standards of living and speed of communications, and allow for the development of more efficient processes.  The rapid development of new technologies, however, also presents challenges and risks.  Examples of such emerging risks include, but are not limited to:

•
Change in exposures and claims frequency and/or severity due to unanticipated consequences of new technologies and their use.  For example, technologies have been developed and are being tested for autonomous self-driving automobiles.  It is unclear and we cannot predict the corresponding impact to automobile claims.  It is possible that these technological developments will affect the profitability and demand for automobile insurance.

•
Changes in how insurance products are marketed and purchased due to the availability of new technologies and changes in customer expectations.  For example, comparative rating technologies, which are widely used inpersonal lines insurance, facilitate the process of efficiently generating quotes from multiple insurance companies.  This technology makes differentiation based upon factors other than pricing more difficult and has increased price comparisons, resulting in a higher level of quote activity with a lower percentage of quotes becoming new business written.  These trends may continue to accelerate and may affect other lines of business, which could put pressure on our future profitability and growth.

•
New technologies may require the development of new insurance products without the support of sufficient historical claims data for us to continue to compete effectively for our distribution partners' business and customers.

We depend on key personnel.
To a large extent, our business' success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2017, our workforce had an average age of approximately 47 and approximately 18% of our workforce was retirement eligible, which we define as including individuals who are 55 years of age and have 10 or more years of service.

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
Our business heavily relies on various information technology and application systems that are connected to, or may be accessed from, the Internet and may be impacted by a malicious cyber-attack. Our systems also contain confidential and proprietary information regarding our operations, our employees, our agents, and our customers and their employees and property, including personally identifiable information. A malicious cyber-attack on our systems or those of our vendors may interrupt our ability to operate and impact our results of operations. We have, and expect to continue to, develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. Cyber-attacks continue to become more complex and broad-ranging, and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of our systems or data security could damage our reputation and/or result in monetary damages that, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack, it is possible that it might occur. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, that provides protection up to $20 million above a deductible of $1 million. In addition, within our Standard Commercial Lines segment, we offer cyber-related insurance products for which we have mitigated the majority of the related risk through protection under our reinsurance treaties.

Given the increased number of identity thefts from cyber-attacks, federal and state policymakers have, and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services recently adopted a cyber protection and reporting regulation for financial services companies with which we are complying. The NAIC also has adopted a model regulation based upon the New York regulation, and we expect other states to consider adoption of the NAIC model in 2018. Compliance with these regulations and efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Changes in tax law could adversely affect our results of operations and financial condition.
We are subject to the tax laws and regulations of U.S. federal, state, and local governments, and their amendment could adversely impact us. For example, the U.S. tax code was recently amended to reduce the federal corporate income tax rate from 35% to 21% effective for the 2018 tax year. As a result, our deferred tax assets were reduced and we were required to recognize a reduction of a previously-recognized federal tax benefit in the fourth quarter of 2017, when enacted. Potential future tax rule changes may increase or decrease our actual tax expense and could materially and adversely affect our results of operations.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We currently outsource certain business and administrative functions to third parties for expediency, efficiency and economies of scale and this outsourcing may increase in the future. If we or our third-party partners falter in the development, implementation, or execution of our outsourcing strategies, we may experience operational difficulties, increased costs, and customer losses that may have a material adverse effect on our results of operations or financial condition. We have supplemental staffing service agreements with multiple consulting, information technology, and service providers that supply approximately 47% of our skilled technology capacity. These resources are principally based in the U.S., although some of the resources are foreign. The impact of the recently-enacted U.S. tax reform on the availability and cost of these services is still uncertain.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main office is located in Branchville, New Jersey on a site owned by a subsidiary with approximately 114 acres and 315,000 square feet of operational space. We lease all of our other facilities. The principal office locations related to our insurance operations are described in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

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

As of December 31, 2017, we do not believe the Company or any of the Insurance Subsidiaries was a defendant in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.” The following table sets forth the high and low sales prices, as reported on the NASDAQ Global Select Market, for our common stock for each full quarterly period within the two most recent fiscal years:

	2017		2016
	High	Low	High	Low
First quarter	$49.05	38.50	36.92	29.27
Second quarter	53.75	44.65	38.67	33.60
Third quarter	54.05	46.28	41.30	35.90
Fourth quarter	62.40	53.55	44.00	34.95

On February 9, 2018, the closing price of our common stock as reported on the NASDAQ Global Select Market was $57.10.

(b) Holders
We had 3,197 stockholders of record as of February 9, 2018 according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October 25, 2017, the Board of Directors approved a 13% increase in our dividend to $0.18 per share. In addition, on February 1, 2018, the Board of Directors declared a $0.18 per share quarterly cash dividend on common stock that is payable March 1, 2018, to stockholders of record as of February 15, 2018. The following table provides information on the dividends declared for each quarterly period within our two most recent fiscal years:

Dividend Per Share	2017	2016
First quarter	$0.16	0.15
Second quarter	0.16	0.15
Third quarter	0.16	0.15
Fourth quarter	0.18	0.16

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

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2017:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	229,864	[1]	$15.38	4,833,993 [2]

1 Weighted average remaining contractual life of options is 1.50 years.
2 Includes 499,629 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,817,493 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,516,871 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2012 and ending December 31, 2017, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2017:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2017	193	$54.95	—	—
November 1 – 30, 2017	—	—	—	—
December 1 – 31, 2017	—	—	—	—
Total	193	$54.95	—	—

1During the fourth quarter of 2017, 193 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares were purchased at fair market value as defined in the Stock Plan.

Item 6. Selected Financial Data.

Five-Year Financial Highlights
(All presentations are in accordance with GAAP unless noted otherwise, number of weighted average shares and dollars in thousands, except per share amounts)
	2017		2016	2015	2014	2013
Net premiums written	$2,370,641		2,237,288	2,069,904	1,885,280	1,810,159
Net premiums earned	2,291,027		2,149,572	1,989,909	1,852,609	1,736,072
Net investment income earned	161,882		130,754	121,316	138,708	134,643
Net realized gains (losses)	6,359		(4,937)	13,171	26,599	20,732
Total revenues	2,469,984		2,284,270	2,131,852	2,034,861	1,903,741
Catastrophe losses	67,299		59,735	59,055	59,971	47,415
Underwriting income	154,336		151,933	149,029	78,143	38,766
Net income	168,826		158,495	165,861	141,827	106,418
Comprehensive income	204,946		151,970	136,648	136,764	77,229
Total assets	7,686,431		7,355,848	6,904,433	6,574,942	6,262,585
Short-term debt	—		—	60,000	—	13,000
Long-term debt	439,116		438,667	328,192	372,689	371,829
Stockholders’ equity	1,712,957		1,531,370	1,398,041	1,275,586	1,153,928
Statutory premiums to surplus ratio	1.4		1.4	1.5	1.4	1.4
Combined ratio	93.3%		92.9	92.5	95.8	97.8
Impact of catastrophe losses on combined ratio	2.9	pts	2.8	3.0	3.2	2.7
Invested assets per dollar of stockholders' equity	$3.32		3.50	3.64	3.77	3.97
Yield on investments, before tax	2.9%		2.5	2.5	3.0	3.0
Debt to capitalization ratio	20.4		22.3	21.7	22.6	25.0
Return on average equity	10.4		10.8	12.4	11.7	9.5

Per share data:
Net income from continuing operations:
Basic	$2.89		2.74	2.90	2.52	1.93
Diluted	2.84		2.70	2.85	2.47	1.89

Net income:
Basic	$2.89		2.74	2.90	2.52	1.91
Diluted	2.84		2.70	2.85	2.47	1.87

Dividends to stockholders	$0.66		0.61	0.57	0.53	0.52

Stockholders’ equity	29.28		26.42	24.37	22.54	20.63

Price range of common stock:
High	62.40		44.00	37.91	27.65	28.31
Low	38.50		29.27	25.49	21.38	19.53
Close	58.70		43.05	33.58	27.17	27.06

Number of weighted average shares:
Basic	58,458		57,889	57,212	56,310	55,638
Diluted	59,357		58,747	58,156	57,351	56,810

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

Our Standard Commercial and Standard Personal Lines products and services are written through our nine insurance subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Our E&S Lines products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who generally cannot obtain coverage in the standard marketplace.

Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2017, 2016, and 2015;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments (“OTTI”); and (iv) reinsurance.

Reserves for Loss and Loss Expense
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer, and the insurer’s payment of that loss. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net loss and loss expense. We had accrued $3.8 billion of gross loss and loss expense reserves and $3.2 billion of net loss and loss expense reserves at December 31, 2017. At December 31, 2016, these gross and net reserves were $3.7 billion and $3.1 billion, respectively.

The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2017 and 2016:

As of December 31, 2017
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$260,605	1,046,261	1,306,866	175,276	1,131,590
Workers compensation	427,955	756,609	1,184,564	218,024	966,540
Commercial automobile	200,409	291,681	492,090	16,745	475,345
Businessowners' policies	31,758	58,522	90,280	3,926	86,354
Commercial property	64,192	13,420	77,612	24,387	53,225
Other	5,018	8,787	13,805	2,287	11,518
Total Standard Commercial Lines	989,937	2,175,280	3,165,217	440,645	2,724,572

Personal automobile	76,895	73,356	150,251	53,129	97,122
Homeowners	15,477	18,763	34,240	999	33,241
Other	51,646	27,029	78,675	69,333	9,342
Total Standard Personal Lines	144,018	119,148	263,166	123,461	139,705

Casualty lines[1]	53,764	273,607	327,371	21,360	306,011
Property lines[2]	6,586	8,900	15,486	389	15,097
Total E&S Lines	60,350	282,507	342,857	21,749	321,108

Total	$1,194,305	2,576,935	3,771,240	585,855	3,185,385
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (90% of net reserves) and commercial auto property coverages (10% of net reserves).

December 31, 2016
	Losses and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$235,329	1,053,400	1,288,729	179,997	1,108,732
Workers compensation	463,523	745,590	1,209,113	223,327	985,786
Commercial auto	170,380	259,861	430,241	17,373	412,868
Businessowners' policies	40,018	56,894	96,912	7,012	89,900
Commercial property	50,757	7,910	58,667	13,615	45,052
Other	5,243	9,647	14,890	2,613	12,277
Total Standard Commercial Lines	965,250	2,133,302	3,098,552	443,937	2,654,615

Personal automobile	78,512	72,435	150,947	55,223	95,724
Homeowners	24,779	19,845	44,624	3,206	41,418
Other	64,314	26,198	90,512	82,625	7,887
Total Standard Personal Lines	167,605	118,478	286,083	141,054	145,029

Casualty lines[1]	50,337	241,473	291,810	25,741	266,069
Property lines[2]	8,253	7,021	15,274	468	14,806
E&S Lines	58,590	248,494	307,084	26,209	280,875

Total	$1,191,445	2,500,274	3,691,719	611,200	3,080,519
1Includes general liability (97% of net reserves) and commercial auto liability coverages (3% of net reserves).
2Includes commercial property (93% of net reserves) and commercial auto property coverages (7% of net reserves).

How reserves are established
Each quarter, our internal actuaries prepare a comprehensive loss and loss expense reserve analysis. This analysis uses standard actuarial projection techniques, applied to our own loss and loss expense experience, to produce updated ultimate loss and loss expense estimates. In addition, other non-standard approaches may be considered. The results of the reserve analysis are then discussed with management in order to determine if any changes are required to the estimated ultimate loss and loss expense reserves. In addition to the actuarial loss and loss expense projections, management also considers other information and factors. Other considerations include internal impacts such as changes to our underwriting and claims practices, as well as external impacts, such as economic, legal, judicial and social trends. Upon considering all of this information, management makes a decision regarding changes to the reserve estimates.

The actuarial reserve analysis is the foundation of the quarterly reserve review process. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate loss and loss expense at each reporting date. Our IBNR reserve is the difference between the projected ultimate loss and loss expense incurred and the sum of: (i) case loss and loss expense reserves; and (ii) paid loss and loss expense. The actuarial techniques used in determining ultimate losses are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff. In completing this analysis, the actuaries must gather substantially similar data in sufficient volume to ensure statistical credibility of the data, while maintaining appropriate differentiation. This process defines the reserving segments, to which various actuarial projection methods are applied. When applying these methods, the actuaries are required to make numerous assumptions including, for example, the selection of loss and loss expense development factors and the weight to be applied to each individual projection method. These methods include paid and incurred versions of the following methods: aggregate loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling (via a development approach). The second component of the analysis is the projection of the expected ultimate loss and loss expense ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss and loss expense ratios each quarter. This review includes actual versus expected pricing changes, loss and loss expense trend assumptions, and updated prior period loss and loss expense ratios from the most recent quarterly reserve analysis. Actual claims counts and severities are also considered relative to initial expectations.

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, large loss activity, asbestos and environmental claim activity, large case reserve additions or reductions for prior accident years, and reinsurance recoverable issues. We also consider factors such as: (i) per claim information; (ii) company and industry historical loss experience; (iii) legislative enactments, judicial decisions, legal developments, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Based upon our quarterly reserve analysis, our annual reserve range, and other relevant factors and considerations, IBNR is established and the ultimate net liability for loss and loss expense is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods. In addition to our internal review, statutory regulation requires us to have a Statement of Actuarial Opinion issued annually on our statutory reserve adequacy. We engage an external consulting actuary to issue this opinion based on their independent review.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $2,899 million to $3,361 million at December 31, 2017, which compares to $2,780 million to $3,237 million at December 31, 2016. These ranges reflect low and high reasonable reserve estimates, which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these reflect ranges of reasonable estimates, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and certain other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

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

Changes in Reserve Estimates (Loss Development)
Each quarter a reserve review produces updated reserve estimates for the current and prior accident years, which in turn leads to changes in the booked reserves, favorably, or unfavorably. In 2017, we experienced overall net favorable loss development of $39.2 million, compared to $65.8 million in 2016, and $69.0 million in 2015. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2017	2016	2015
General liability	$(48.3)	(45.0)	(51.0)
Workers compensation	(52.3)	(56.0)	(37.0)
Commercial automobile	35.6	25.3	2.4
Businessowners' policies	1.9	1.8	2.2
Commercial property	8.7	0.3	(3.0)
Personal automobile	6.7	1.0	0.4
Homeowners	0.4	1.7	1.5
E&S casualty lines	10.0	6.0	16.0
Other	(1.9)	(0.9)	(0.5)
Total	$(39.2)	(65.8)	(69.0)

A detailed discussion of recent reserve developments, by line of business, follows.

Standard Market General Liability Line of Business
At December 31, 2017, our general liability line of business had recorded reserves, net of reinsurance, of $1.1 billion, which represented 36% of our total net reserves. In 2017, this line experienced favorable development of $48.3 million, attributable to lower than expected frequencies and severities, mainly in accident years 2016 and prior.

During 2016, this line experienced favorable development of $45.0 million, attributable mainly to lower than anticipated claims severities in accident years 2008 through 2013 and 2015.

By its nature, this line presents a diverse set of exposures, and therefore can be influenced by a variety of factors. In recent years, the line has been favorably impacted by decreasing frequencies and relatively benign severity trends. As the economy continues to improve it is possible that these trends will be affected. Our actuarial department actively monitors these trends within our reserve review data, and holds frequent discussions with claims, to identify any potential shifts in these trends.

Standard Market Workers Compensation Line of Business
At December 31, 2017, our workers compensation line of business recorded reserves, net of reinsurance, of $966.5 million, which represented 30% of our total net reserves. During 2017, this line experienced favorable development of $52.3 million driven by accident years 2016 and prior. During 2016, this line experienced favorable development of $56.0 million driven by accident years 2014 and prior. During 2017, this line again showed lower loss emergence than expected, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions in recent years; and (iii) various significant claims initiatives that we have implemented.

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

Changes in utilization of the workers compensation system - These changes may be driven by economic, legislative, or other changes. For example, this includes increased use of pharmaceuticals and more complex medical procedures.

Audit premium and endorsement premium may also introduce uncertainty into our reserves, since earned premiums are used as a basis to set initial reserves. Over recent years, this activity has been fairly consistent. In 2017, audit and endorsement activity resulted in additional premium of $18.2 million, and in 2016 it resulted in additional premium of $22.6 million.

Standard Market Commercial Automobile Line of Business
At December 31, 2017, our commercial automobile line of business had recorded reserves, net of reinsurance, of $475 million, which represented 15% of our total net reserves. In 2017, this line experienced unfavorable development of $35.6 million, which was mainly driven by increases in accident years 2012 through 2016, due to higher than expected frequency and severity.

In 2016, this line experienced unfavorable development of $25.3 million, which was mainly driven by higher severity in accident year 2014 and higher frequency and severity in 2015.

For the industry, the commercial automobile line has experienced unfavorable trends in recent years, in both its casualty and property coverages. We believe the increased frequencies are largely due to increased miles driven as a result of lower unemployment and lower gasoline prices, as well as an increase in distracted driving. Rising severities may be the result of the increasing complexity of vehicles and the technology they incorporate, which results in increased repair costs.

We are currently taking actions to improve the profitability of this line of business, including:

•
Taking meaningful rate and underwriting actions on our renewal portfolio. We will continue to leverage our predictive modeling and analytical capabilities to provide more granular insights as to where best to focus our actions.

•
Aggressively managing new business pricing and hazard mix, co-underwriting selected higher hazard classes by the field and home office, providing better recognition of risk drivers and improved pricing.

•	Reducing premium leakage by improving the quality of our rating information. This includes validating application information using third party data and obtaining more detailed driver information.

•	Exploring new tools to score drivers to underwrite more effectively and align rate with exposure.

Standard Market Personal Automobile Line of Business
At December 31, 2017, our personal automobile line of business had recorded reserves, net of reinsurance, of $97 million, which represented 3% of our total net reserves. In 2017, this line experienced unfavorable development of $6.7 million mainly attributable to an increase in accident years 2011 through 2016. This line experienced unfavorable prior year development of $1.0 million in 2016.

Some of the drivers affecting the commercial automobile line are also affecting this line. Increased usage and vehicle repair costs, coupled with social trends such as distracted driving, are likely causes of increased frequencies and rising severities. We continue to recalibrate our predictive models, as well as refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Casualty Lines of Business
At December 31, 2017, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $306 million, which represented 10% of our total net reserves. In 2017, this line experienced unfavorable development of $10.0 million, mostly associated with accident years 2014 and 2015. In 2016, this line experienced unfavorable development of $6.0 million, mostly associated with accident year 2014. Since we have limited historical loss experience in this segment, our reserve estimates are subject to somewhat greater uncertainty than the comparable Standard Commercial and Personal Line segments. In addition, by its nature, the composition of this book changes over time, which may impact development patterns.

While E&S results have improved over recent years, they still have not reached our target return. In order to improve outcomes, we have taken the following actions related to E&S casualty claims:

•
Over the course of late 2015 and early 2016, our E&S claims handling function was aligned with our standard operations claims function. E&S claims were migrated from the business unit in Scottsdale, Arizona, to the appropriate regional claims operation. Complex claims are referred to the corporate Complex Claims Unit ("CCU") for specialized handling.

•	Claims have been segregated into “litigated” versus “non-litigated.” Separate claim handling teams have been created, with the required skill sets, to appropriately handle these two types of claims.

•	We implemented the following expense improvement initiatives regarding outside adjusters and legal counsel:

◦	Maximized use of staff counsel, increasing staff where necessary to support claims volume;

◦	Utilized staff coverage attorney for coverage reviews;

◦	Heightened focus on legal budgeting and expense management;

◦	Required panel counsel firms to use our electronic legal billing and budgeting system to better manage budgets and expenses associated with litigation; and

◦	Implemented a panel counsel review process.

We believe that the actions above will not only lead to earlier identification of severe claims, but also earlier claims resolutions with improved outcomes. With that said, changes in claims operations can result in changes to claims reserving and settlement patterns. Over time, we expect these patterns to stabilize, but in the near term these operational changes increase the uncertainty in reserve estimates.

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

Some of the specific actions implemented over the past several years, in addition to those regarding E&S as discussed above, are as follows:

•	Increased focus on reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration.

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

•
The continued use of our Property Claims Specialists ("PCS") and our Property Large Loss Unit ("LLU"). Our PCSs handle claims between $5,000 and $100,000, while the LLU handles claims above $100,000. Both groups form the core of our catastrophe response team. During 2016, we began increasing the number of property claims specialists to respond to property claims with higher severity and/or complexity. This provides us with more staff to respond to claim volume, including the fluctuations that result from catastrophes, while ensuring we have the highest level of property expertise available to apply to our more complex claims.

•
Continued efforts in the areas of fraud investigation and salvage/subrogation recoveries. These efforts have been supported by the introduction of predictive models that allow us to better focus our efforts.

Our internal reserve analyses incorporate certain actuarial projection methods, which make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own assumptions and judgments associated with them, so as with any projection method, they are not definitive in and of themselves. Furthermore, given that the expected benefits from our claims initiatives take time to fully manifest, we do not take full credit for the anticipated benefit in establishing our loss and loss expense reserves. These initiatives may prove more or less beneficial than currently reflected, which will affect development in future years. Our various projection methods provide an indication of these potential future impacts. These impacts would be greatest within our larger reserve lines of workers compensation, general liability, and commercial automobile liability, within the more recent accident years.

Economic Inflationary Impacts
Current United States monetary policy and global economic conditions bring additional uncertainty in the long-term given the length of time required for claim settlement and the impact of medical cost trends relating to longer-tail liability and workers compensation claims. In addition, recent economic data points to increased U.S. and global economic growth, continued low levels of unemployment and signs of rising wages, which compounded with the potential for the pro-growth benefits of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") and the potential for higher Federal budget deficits, has recently led to rising U.S. interest rates and may result in a higher level of inflation in 2018 and beyond. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

Sensitivity analysis: Potential impact on reserve uncertainty due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including, but not limited to, the following:

•	The selection of loss and loss expense development factors;

•	The weight to be applied to each individual actuarial projection method;

•	Projected future loss trends; and

•	Expected claim frequencies, severities and ultimate loss and loss expense ratios for the current accident year.

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

While the sources of variability discussed above are generated by different internal and external trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition to the expected development patterns, the expected loss and loss expense ratios are another key assumption in the reserving process. These expected ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis, and then adjusting it to the current accident year's pricing and loss cost levels. Impact from changes in the underwriting portfolio and changes in claims handling practices are also quantified and reflected, where appropriate. As is the case with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmental, they are based upon the reserve range analysis, as well as the actual historical reserve development for the line of business. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(80)	$80
Workers compensation	10	(70)	70
Commercial automobile liability	12	(50)	50
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(35)	35

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(60)	$60
Workers compensation	10		(35)	35
Commercial automobile liability	10		(35)	35
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(15)	15

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

The total carried net losses and loss expense reserves for these claims were $21.2 million as of December 31, 2017 and $22.7 million as of December 31, 2016. The emergence of these claims occurs over an extended period and is highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for seven customers related to four sites on the NPL.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2017, asbestos claims constituted 30% of our $21.2 million net asbestos and environmental reserves, compared to 29% of our $22.7 million net asbestos and environmental reserves at December 31, 2016.

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

Estimating IBNR reserves for asbestos and environmental claims is difficult because of the delayed and inconsistent reporting patterns associated with these claims. In addition, there are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Normal historically-based actuarial approaches cannot be applied to asbestos and environmental claims because past loss history is not indicative of future potential loss emergence. In addition, while certain alternative models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, we do not calculate an asbestos and environmental loss range. Historically, our asbestos and environmental claims have been significantly lower in volume, with less volatility and uncertainty than many of our competitors in the Standard Commercial Lines industry. Prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980's, we were primarily a Standard Personal Lines carrier and therefore do not have broad exposure to asbestos and environmental claims. Additionally, we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to others in the insurance marketplace.

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
The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations. Conversely, a lower discount rate increases the present value of benefit obligations. Our discount rate decreased 63 basis points, to 3.78%, as of December 31, 2017 compared to 4.41% as of December 31, 2016. For additional information regarding our discount rate selection, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets would increase pension expense. Our long-term expected return on plan assets increased 12 basis points, to 6.36%, as of

December 31, 2017 compared to 6.24% as of December 31, 2016, reflecting a higher allocation to equity securities in the portfolio.

At December 31, 2017, our pension and post-retirement benefit plan obligation was $381.0 million compared to $346.0 million at December 31, 2016. Plan assets were $363.7 million and $316.5 million at December 31, 2017 and December 31, 2016, respectively. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Investment Valuation and OTTI
Investment Valuation
The fair value of our investment portfolio is defined under accounting guidance as the exit price or the amount that would be: (i) received to sell an asset; or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must, when available, rely upon observable market data. Our available-for-sale ("AFS") portfolio is carried at fair value and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For both our AFS and held-to-maturity ("HTM") portfolios, fair value is a key factor in the evaluation of a security for OTTI.

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

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $4.6 million at December 31, 2017 and $5.5 million at December 31, 2016. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2017, 2016, and 2015[1]
			2017 vs. 2016			2016 vs. 2015
($ in thousands, except per share amounts)	2017	2016			2015
Revenues	$2,469,984	2,284,270	8%		$2,131,852	7%
After-tax net investment income	118,520	98,405	20		93,836	5
After-tax underwriting income	100,318	98,756	2		96,869	2
Net income before federal income tax	261,968	219,955	19		232,692	(5)
Net income	168,826	158,495	7		165,861	(4)
Diluted net income per share	$2.84	2.70	5		$2.85	(5)
Diluted weighted-average outstanding shares	59,357	58,747	1		58,156	1
Combined ratio	93.3%	92.9	0.4	pts	92.5%	0.4	pts
Invested assets per dollar of stockholders' equity	$3.32	3.50	(5)%		$3.64	(4)%
After-tax yield on investments	2.1%	1.9	0.2	pts	1.9%	—	pts
Return on average equity ("ROE")	10.4	10.8	(0.4)		12.4	(1.6)

Non-GAAP operating income	$184,898	161,704	14%		$157,300	3%
Diluted non-GAAP operating income per share	3.11	2.75	13		2.70	2
Non-GAAP operating ROE	11.4%	11.0	0.4	pts	11.8%	(0.8)	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.

Reconciliations of net income, net income per share, and ROE to non-GAAP operating income, non-GAAP operating income per share, and non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income
($ in thousands)	2017	2016	2015
Net income	$168,826	158,495	165,861
Exclude: Net realized (gains) losses	(6,359)	4,937	(13,171)
Exclude: Tax on net realized gains (losses)	2,226	(1,728)	4,610
Exclude: Tax reform impact	20,205	—	—
Non-GAAP operating income	$184,898	161,704	157,300

Reconciliation of net income per share to non-GAAP operating income per share	2017	2016	2015
Diluted net income per share	$2.84	2.70	2.85
Exclude: Net realized (gains) losses per share	(0.11)	0.08	(0.23)
Exclude: Tax on net realized gains (losses) per share	0.04	(0.03)	0.08
Exclude: Tax reform impact per share	0.34	—	—
Diluted non-GAAP operating income per share	$3.11	2.75	2.70

Reconciliation of ROE to non-GAAP operating ROE	2017	2016	2015
Insurance operations	6.2%	6.7	7.3
Investment income	7.3	6.7	7.0
Other	(2.1)	(2.4)	(2.5)
Net realized gains (losses)	0.4	(0.3)	1.0
Tax on net realized (gains) losses	(0.2)	0.1	(0.4)
Tax reform impact	(1.2)	—	—
ROE	10.4	10.8	12.4
Exclude: Net realized (gains) losses	(0.4)	0.3	(1.0)
Exclude: Tax on net realized gains (losses)	0.2	(0.1)	0.4
Exclude: Tax reform impact	1.2	—	—
Non-GAAP operating ROE	11.4%	11.0	11.8

We delivered strong financial results in 2017 with net income of $168.8 million, up 7% from 2016, and non-GAAP operating income of $184.9 million, up 14% from 2016. We generated a 10.4% ROE in 2017 and an 11.4% non-GAAP operating ROE, our key measure of long term financial success, with our non-GAAP operating ROE increasing 40 basis points from 11.0% in 2016. Our strong financial results were driven by a record level of after-tax underwriting income, despite the record level of insured global catastrophe losses in 2017 and a relatively weak overall commercial lines pricing environment, and a record level of after-tax net investment income, despite the continued low interest rate environment. Our record level of after-tax underwriting income reflect our efforts to: (i) drive renewal pure price increases at the account level within our Standard Commercial and Standard Personal Lines segments as well as our E&S segment; (ii) generate new business and grow our net premiums written; and (iii) improve the underlying profitability of our book of business through various underwriting and claims initiatives. Our NPW growth of 6% in 2017 and 8% in 2016 was driven by our strong franchise value with our "ivy league" distribution partners. In addition, for more than eight years our Standard Commercial Lines renewal pure price increases have cumulatively outperformed the Willis Towers Watson Commercial Lines Pricing (or CLIPs) survey by approximately 2,100 basis points, while maintaining high retention rates, which has helped improve underlying results. Additionally, in 2017, we appointed 102 retail agents, which is exclusive of 26 agents that have been appointed in our new states of Arizona and New Hampshire, as we continue to seek ways to increase our market share.

In addition to the cumulative renewal pure price increases we have achieved over the past several years, we have driven underwriting and claims process enhancements, and we have improved our mix of business based on expected future profitability. For example, our workers compensation book of business, which represents approximately 17% of our Standard Commercial Lines business, continues to benefit from the steps we have taken in recent years to increase premium rates on this line, despite the fact that pricing was flat in 2017. Additionally, this line has benefited from: (i) an improved business mix that is shifting towards lower hazard and smaller accounts from higher hazard and larger accounts; (ii) claims initiatives, such as reducing workers compensation medical costs through more favorable PPO contracts and greater PPO penetration; and (iii) lower inflationary trends for this long-tail line. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expenses” section within Critical Accounting Policies and Estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our commercial and personal automobile lines of business have been unprofitable in recent years and remain areas of focus as we are taking steps to improve profitability in these lines of business. In 2017, we recorded unfavorable prior year casualty reserve development and increases to our current year loss costs for these lines. We will continue to seek to actively implement renewal pure price increases in these lines, which have averaged 6.7% in 2017 for commercial auto and 4.1% for personal auto, to improve the level of profitability of these lines of business, which have not met our risk adjusted return expectations in recent years. We have also been managing our commercial auto in-force book of business in targeted industry segments and we have been reducing exposures to higher hazard commercial auto classes to improve the underlying profitability of this business.

Our E&S segment also remains a focus area, with a combined ratio of 103.0% for 2017. We face a competitive environment in this segment, and our pricing and underwriting initiatives aimed at improving profitability have resulted in a decline in new business volume. Our focus in E&S is on improving profitability, rather than premium volume or growth, and we expect continued volatility in net premiums written in this segment until the E&S segment meets our risk adjusted return expectations.

After-tax net investment income grew 20% in 2017 and 5% in 2016. The improvements in 2017 and 2016 were driven by a higher fixed income book yield and improved returns on our alternative investments. We have continued to diversify and modestly increase our exposure to risk assets and move towards a long-term target allocation of approximately 10% of total invested assets. Risk assets, which principally include public equities, high-yield fixed income securities, and private assets, represented 8% of our total invested assets at December 31, 2017.

We generated a non-GAAP operating ROE of 11.4% in 2017, which is in line with our long-term goal of generating a non-GAAP operating ROE that is 300 basis points in excess of our weighted average cost of capital. Our long-term financial target for 2017 was 11.5%, based on an estimated weighted average cost of capital of 8.5%. Our non-GAAP operating ROE was 11.0% for 2016, compared to our target of 11.7%, which was based on our weighted average cost of capital of 8.7%. Underwriting profitability, coupled with the performance of our investment portfolio, contributed to this achievement.

Insurance Operations
The key metric in understanding our insurance operations’ contribution to ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
Insurance Operations Results:
Net premiums written ("NPW")	$2,370,641	2,237,288	6%		$2,069,904	8%
Net premiums earned ("NPE")	2,291,027	2,149,572	7		1,989,909	8
Less:
Loss and loss expense incurred	1,345,074	1,234,797	9		1,148,541	8
Net underwriting expenses incurred	786,983	759,194	4		686,120	11
Dividends to policyholders	4,634	3,648	27		6,219	(41)
Underwriting income	$154,336	151,933	2%		$149,029	2%
Combined Ratios:
Loss and loss expense ratio	58.7%	57.4	1.3	pts	57.7%	(0.3)	pts
Underwriting expense ratio	34.4	35.3	(0.9)		34.5	0.8
Dividends to policyholders ratio	0.2	0.2	—		0.3	(0.1)
Combined ratio	93.3	92.9	0.4		92.5	0.4

Increases in our combined ratio were driven by: (i) lower levels of net favorable prior year casualty loss development; (ii) a slightly higher level of catastrophe losses; and (iii) a slightly higher level of non-catastrophe property losses. These items were offset in part in 2017 by a lower underwriting expense ratio. The details of these items are provided below:

•	Net favorable prior year casualty reserve development:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2017		2016	2015
General liability	$(48.3)		(45.0)	(51.0)
Commercial automobile	36.0		25.0	3.0
Workers compensation	(52.3)		(56.0)	(37.0)
Businessowners' policies	—		0.5	4.0
Other	(2.0)		(2.0)	—
Total Standard Commercial Lines	(66.6)		(77.5)	(81.0)

Homeowners	1.0		1.5	(2.0)
Personal automobile	7.0		1.0	—
Total Standard Personal Lines	8.0		2.5	(2.0)

E&S casualty lines	10.0		6.0	16.0

Total favorable prior year casualty reserve development	$(48.6)		(69.0)	(67.0)

(Favorable) impact on loss ratio	(2.1)	pts	(3.2)	(3.4)
For a qualitative discussion of this reserve development, please see the related insurance segment discussions below.

•	Catastrophe losses:

Catastrophe Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2017	$67.3	2.9	pts	0.1
2016	59.7	2.8		(0.2)
2015	59.1	3.0		(0.2)

•	Non-catastrophe property losses:

Non-Catastrophe Property Losses
($ in millions)				(Favorable)/Unfavorable Year-Over-Year Change
For the Year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2017	$303.7	13.3	pts	0.3
2016	279.2	13.0		(0.3)
2015	265.4	13.3		(2.2)

The deterioration in the loss and loss expense ratio in 2017 was partially offset by improvement in the underwriting expense ratio of 0.9 points in 2017. This improvement was driven by:

•
A 0.5-point decrease in commissions to our distribution partners in 2017 due to lower supplemental commission expense, as well as lower base commissions that were driven by targeted actions we took in late 2016 on our homeowners book of business;

•	A 0.4-point decrease in labor expenses as a percentage of premium in 2017, as we recognized productivity gains from the growth of our business; and

•
A 0.3-point decrease in pension expense in 2017 reflecting expected returns on pension plan assets that have outpaced expenses in the current year periods. For additional information on our pension plan, refer to Note 14. "Retirement Plans" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

•	Partially offsetting these improvements was an increase of 0.3 points of other expense items.

The 0.8-point increase in the 2016 underwriting expense ratio compared to 2015 was driven by 0.7 points of higher supplemental commissions to our distribution partners as a result of improved underwriting profitability, as well as increased compensation paid to our employees, partially offset by reduced pension costs driven in part by the curtailment of our pension plan in the first quarter of 2016.

Investments Segment
The ROE contribution from investment income has increased in 2017 compared to 2016 reflecting higher yields on our core fixed income portfolio, coupled with a higher asset base driven by cash flows from operations that were 16% of NPW for the year. In addition, our alternative investment portfolio generated $8.3 million in after-tax income in 2017 compared to $2.0 million in 2016.

Net realized gains/losses, which is another component of our investment segments' results, experienced volatility in its contribution to ROE in 2015 through 2017. For qualitative information regarding these fluctuations, which include OTTI charges and investment sales that are largely discretionary as to timing, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Other
The reduction to ROE from "other" in the "Reconciliation of ROE to non-GAAP operating ROE" table above is primarily related to share-based compensation expense at the holding company level. This component of ROE improved marginally in 2017, reflecting a 0.3-point benefit from a change in accounting treatment that requires certain share-based compensation tax benefits to be recorded through income beginning in 2017, coupled with a change in our share-based compensation agreements that began with our 2017 awards. We restructured our newly-issued stock compensation awards to be more aligned with grant date fair value expense treatment and lowered the allocation to awards that require fair value adjustments subsequent to grant date. However, the 36% increase in our stock price during 2017 has resulted in fair value adjustments to our outstanding awards that have increased our share-based compensation expense and offset the savings associated with the structural changes.

Outlook
We continue to execute successfully on several important objectives that have set the table for our performance in 2018, including: (i) achieving Standard Commercial Lines renewal pure price increases of 2.9% for full-year 2017 and 2.8% in January 2018; (ii) improving renewal underwriting quality while maintaining strong and stable retention; (iii) targeting underwriting actions in our E&S Lines to improve profitability in this segment; and (iv) achieving strong investment results with after-tax new money rates of 2.1% and strong operating cash flow that was 16% of NPW in 2017. All of these achievements will help drive our future financial performance in 2018 and beyond.

Despite our strong financial performance in 2017 and expectations for 2018, the U.S. property and casualty insurance industry continues to be characterized by an abundance of capital, intense competition and low overall premium growth. According to A.M. Best's "US Property/Casualty: 2018 Review & Preview," for 2018, rate increases are expected to remain in the low single digits for most lines of business. A.M. Best is estimating an overall statutory combined ratio for the industry for 2018 of 100.0% and an estimated after-tax return on surplus of 5.8%. In addition, A.M. Best estimates that property and casualty loss and loss adjustment expense reserve adequacy peaked several years ago and reserve adequacy has been declining since.

Our long-term growth plans include: (i) increasing the Standard Commercial Lines market share held by our "ivy league" distribution partners to at least 25%; (ii) increasing our share of the business within these distribution partners, which we refer to as our "share of wallet," to 12%; and (iii) geographic expansion. To date, we write Standard Commercial Lines business in 25 states and the District of Columbia, which at a 3% market share, would create a corporate Standard Commercial Lines profile in excess of $4 billion of net premiums written.

Effective July 1, 2017, we opened Arizona and New Hampshire for Standard Commercial Lines business. We have appointed a total of 26 agents in these states, with appointments in each state controlling in excess of 20% of that state's available Standard Commercial Lines premium. During 2017, we generated $9.1 million of premium volume in these new markets. On January 1, 2018 we opened Standard Commercial Lines business in Colorado, and we expect to open New Mexico and Utah by the end of 2018. We also expect to open Arizona and Utah for Standard Personal Lines business in the future.

Investing in the development and implementation of leading technologies to enhance our underwriting is integral to our overall strategy. The ability to segment our business on a granular basis allows us to present the right price for a given risk. In 2017, we deployed a new underwriting tool that provides real-time insights into how each piece of new business compares with similar accounts already in our portfolio. We believe this tool positions us better to grow the business regardless of overall market dynamics. It also demonstrates our commitment to developing and implementing a best-in-class technology platform that enhances our decision making capabilities.

As an organization, we are making significant investments that are focused on enhancing the overall customer experience in an omni-channel environment. To that end, we have recently deployed a new customer experience desktop to our contact center employees and we are also working closely with our distribution partners to ensure we present our customers with a seamless experience. We recognize that our customers' expectations on how they engage with us are rapidly evolving and we continue to strive towards providing best-in-class customer service in a 24-hour, 365-day environment. Our goals in this area are centered around leveraging technology to improve customer retention rates, which should, over time, enhance the quality of our business.

Our investment portfolio generated after-tax net investment income of $119 million in 2017, which was a 20% increase over 2016. We have generated strong investment returns despite low interest rates, while maintaining a similar level of credit quality and duration risk on the portfolio. Risk assets, which principally include high-yield fixed income securities, equities, and our alternative investment portfolio, are up modestly to 8% from 7% last year end. We have been gradually diversifying our portfolio, and will likely continue to modestly increase our risk asset allocation over time up to approximately 10% of our invested assets, depending on market conditions.

Our 2018 results will be favorably impacted by Tax Reform, which we expect to lower our effective tax rate by 10 percentage points, to approximately 18% going forward, including 17% from net investment income and approximately 21% for all other items. This effective rate will fluctuate depending on the investment portfolio's allocation to tax-advantaged municipal securities, which will continue to be taxed at 5.25%. We expect this benefit to assist us in achieving our long-term goal of generating non-GAAP operating ROE that is approximately 300 basis points in excess of our weighted average cost of capital over time.

Our achievements in 2017, coupled with the impact of Tax Reform, will help drive our future financial performance in 2018 and beyond.

In January 2018, we experienced an estimated $63 million of insured property losses which were approximately $30 million in excess of our property loss expectations for the month of January. Refer to Note 21. "Subsequent Events" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information.

For 2018, we expect to generate the following results:

•	A GAAP combined ratio, excluding catastrophe losses, of approximately 91.0%. This assumes no prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $144 million, which includes $10 million of after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 18%, which includes an effective tax rate of 17% for net investment income, inclusive of tax-advantaged municipal securities' tax rate of 5.25%, and approximately 21% for all other items; and

•	Weighted average shares outstanding of 59.6 million.

Our weighted average cost of capital has increased from 8.5% in 2017 to 9.0% in 2018, driven principally by a higher estimated cost of equity, and as such our long-term financial target of generating a non-GAAP operating ROE of 300 basis points above our weighted average cost of capital, has increased our financial target to 12.0% for 2018.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
Insurance Segments Results:
NPW	$1,858,735	1,745,782	6%		$1,596,965	9%
NPE	1,788,499	1,665,483	7		1,529,442	9
Less:
Loss and loss expense incurred	1,008,150	913,506	10		819,573	11
Net underwriting expenses incurred	626,201	601,894	4		539,154	12
Dividends to policyholders	4,634	3,648	27		6,219	(41)
Underwriting income	$149,514	146,435	2%		$164,496	(11)%
Combined Ratios:
Loss and loss expense ratio	56.3%	54.8	1.5	pts	53.6%	1.2	pts
Underwriting expense ratio	35.0	36.2	(1.2)		35.2	1.0
Dividends to policyholders ratio	0.3	0.2	0.1		0.4	(0.2)
Combined ratio	91.6	91.2	0.4		89.2	2.0

For the past three years, growth in this segment of our business has reflected: (i) renewal pure price increases; (ii) new business growth; and (iii) stable retention. Quantitative information on these drivers is as follows:

	For the Year Ended December 31,
($ in millions)	2017	2016	2015
Retention	83%	83	83
Renewal pure price increases on NPW	2.9	2.6	3.0
Direct new business	$368.2	357.6	339.6

Increases in the loss and loss expense ratio over the three-year period were driven by lower favorable prior year casualty reserve development coupled with higher property losses, as displayed in the tables below. For quantitative information on the prior year development by line of business, see "Financial Highlights of Results for Years Ended December 2017, 2016, and 2015" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2017	$(66.6)	(3.7)	pts	1.0
2016	(77.5)	(4.7)		0.6
2015	(81.0)	(5.3)		(2.1)

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Unfavorable/(Favorable) Year-Over-Year Change
2017	$204.9	11.5	pts	$40.0	2.2	pts	13.7	0.6
2016	182.4	11.0		35.0	2.1		13.1	0.8
2015	154.7	10.1		34.1	2.2		12.3	(3.1)

The increase in the loss and loss expense ratio in 2017 was partially offset by a 1.2-point decrease in the underwriting expense ratio in 2017 compared to 2016. The expense improvement drivers in this segment of our business are similar to those driving our overall insurance results as described in the financial highlights section above and include:

•	A 0.3-point decrease in supplemental commissions to our distribution partners;

•	A 0.4-point decrease in labor expenses reflecting productivity gains from the growth of our business, including our geographic expansion efforts; and

•	A 0.3-point decrease in pension expense due to the extension of the amortization period over which we are recognizing the net actuarial loss on our pension plan.

There was an increase of 1.0 point in the underwriting expense ratio in 2016 compared to 2015. This increase was primarily attributable to higher supplemental commission expense to our distribution partners of 0.9 points.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2017	2016	2017 vs. 2016		2015	2016 vs. 2015
NPW	$594,816	553,579	7%		$505,891	9%
Direct new business	110,069	105,961	4		99,938	6
Retention	83%	83	—	pts	83%	—	pts
Renewal pure price increases	2.6	1.8	0.8		2.7	(0.9)
NPE	$569,217	527,859	8%		$483,291	9%
Underwriting income	98,229	79,120	24		86,015	(8)
Combined ratio	82.7	85.0	(2.3)		82.2	2.8
% of total standard commercial NPW	32	32			32
Growth in 2017 and 2016 premium was primarily due to direct new business as outlined in the table above, coupled with strong retention and renewal pure price increases.

The combined ratio decreased in 2017 by 2.3 points driven by: (i) a decrease in supplemental commission to our distribution partners of 0.4 points; (ii) a decrease in pension expense of 0.3 points; and (iii) a decrease in current year loss costs of approximately 0.4 points. Favorable prior year development was consistent with 2016 at 8.5 points.

The combined ratio increased in 2016 compared to 2015 by 2.8 points driven by a reduction in favorable prior year development. The impact of the prior year casualty reserve development on this line was as follows:

•	2017: favorable prior year development of 8.5 points attributable to decreases in accident years 2016 and prior, driven by lower than expected frequencies and severities.

•	2016: favorable prior year development of 8.5 points attributable to accident years 2008 through 2013 and 2015. This was primarily driven by lower than anticipated claims severities.

•
2015: favorable prior year development of 10.6 points attributable to accident years 2013 and prior. This was primarily driven by severities that continued to develop lower than expected, within both the premises and operations and products liability coverages. In addition, the reduction in frequencies exhibited in recent accident years continued into accident year 2015.

Commercial Automobile
			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
NPW	$465,621	422,013	10%		$376,064	12%
Direct new business	78,869	77,255	2		70,556	9
Retention	84%	84	—	pts	83%	1	pts
Renewal pure price increases	6.7	4.9	1.8		3.8	1.1
NPE	$442,818	398,942	11%		$358,909	11%
Underwriting loss	(65,267)	(43,163)	(51)		(7,794)	(454)
Combined ratio	114.7	110.8	3.9		102.2	8.6
% of total standard commercial NPW	25	24			24

For the past three years, growth in this line of business has reflected: (i) renewal pure price increases; (ii) new business growth; and (iii) stable retention.

The 3.9-point increase in the combined ratio in 2017 compared to 2016 was primarily driven by a 5.4-point increase in the loss and loss expense ratio, which was attributable to the following: (i) an increase in the current year loss reserve estimate of 4.6 points reflecting higher casualty claim frequency; and (ii) unfavorable prior year casualty reserve development that increased the combined ratio by 1.8 points compared to last year. The increase in the loss and loss expense ratio was partially offset by a 1.3-point decrease in the underwriting expense ratio.

The 8.6-point increase in the combined ratio in 2016 compared to 2015 was driven by: (i) unfavorable prior year casualty reserve development that increased the combined ratio by 5.5 points compared to 2015; (ii) an increase in the current year loss reserve estimate of 2.1 points reflecting higher casualty claim frequency; and (iii) higher property losses of 1.0 point.

Prior year casualty reserve development was as follows:

•	2017: Unfavorable development of 8.1 points, which was driven primarily by increases in accident years 2012 through 2016, due to higher than expected frequency and severity.

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

Workers Compensation
			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
NPW	$323,263	319,807	1%		$299,686	7%
Direct new business	66,616	67,102	(1)		68,971	(3)
Retention	84%	84	—	pts	83%	1	pts
Renewal pure price increases	—	1.2	(1.2)		2.6	(1.4)
NPE	$317,982	308,233	3%		$290,075	6%
Underwriting income	61,693	56,118	10		33,399	68
Combined ratio	80.6	81.8	(1.2)		88.5	(6.7)
% of total standard commercial NPW	17	18			19

NPW increases in the last three years were due to strong retention and new business. The NPW increases in 2016 compared to 2015 were also driven by renewal pure price increases.

The improvement in the combined ratio was attributable to the loss and loss expense ratio, which decreased 0.9 points in 2017 driven by lower current year loss costs, which was partially offset by lower favorable prior year development. Additionally, the expense ratio improved by 1.2-points, consistent with the improvement in overall Standard Commercial Lines discussed above.

The 2016 combined ratio decrease compared to 2015 was due primarily to a favorable prior year casualty development, which for all years is outlined in the table below.

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2017	$(52.3)	(16.4)	pts	1.8
2016	(56.0)	(18.2)		(5.4)
2015	(37.0)	(12.8)		12.8

The favorable development in this line is due, in part, to lower medical inflation than originally anticipated, as well as the various claims initiatives that we have implemented.

Commercial Property
			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
NPW	$322,343	308,140	5%		$282,731	9%
Direct new business	73,951	74,901	(1)		72,118	4
Retention	82%	82	—	pts	82%	—	pts
Renewal pure price increases	1.7	2.4	(0.7)		2.8	(0.4)
NPE	$311,932	293,438	6%		$269,022	9%
Underwriting income	31,976	42,270	(24)		47,674	(11)
Combined ratio	89.7	85.6	4.1		82.3	3.3
% of total standard commercial NPW	17	18			18

Our commercial property business has experienced profitable results during the three-year period in the table above despite a competitive pricing environment. Although the table below reflects higher severities for our property losses, our results have benefited from generally benign catastrophe loss activity in our geographic footprint. We believe pricing will strengthen as a result of the level of industry-wide catastrophic events.

Quantitative information regarding property losses is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses				Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio
2017	$109.5	35.1	pts	$34.2	11.0	pts	46.1	5.3
2016	95.9	32.7		23.7	8.1		40.8	2.1
2015	78.4	29.1		25.8	9.6		38.7	(16.3)

Standard Personal Lines Segment

			2017 vs. 2016			2016 vs. 2015
($ in thousands)	2017	2016			2015
Insurance Segments Results:
NPW	$296,775	281,822	5%		$283,926	(1)%
NPE	289,701	280,607	3		288,134	(3)
Less:
Loss and loss expense incurred	189,294	177,749	6		200,237	(11)
Net underwriting expenses incurred	89,303	90,439	(1)		86,561	5
Underwriting income	$11,104	12,419	(11)%		$1,336	830%
Combined Ratios:
Loss and loss expense ratio	65.4%	63.3	2.1	pts	69.5%	(6.2)	pts
Underwriting expense ratio	30.8	32.3	(1.5)		30.0	2.3
Combined ratio	96.2	95.6	0.6		99.5	(3.9)

NPW in this segment increased 5% in 2017 compared to 2016 as shown in the table above. As illustrated in the table below, the increase in 2017 was primarily due to increases in new business and improving retention. In 2016, NPW decreased compared to 2015 reflecting the highly competitive market.

($ in millions)	2017	2016	2015
Retention	84%	82	82
Renewal pure price increases on NPW	3.0	4.8	5.8
Direct new business premiums	$50.9	39.7	32.9

The loss and loss expense ratio increased 2.1 points in 2017 compared to 2016, primarily driven by unfavorable prior year casualty reserve development. Despite the unfavorable prior year casualty reserve development in 2016 as compared to 2015, the overall combined ratio improved almost 4 points primarily as a result of improved property results. The details of the prior year casualty reserve development, catastrophe losses and non-catastrophe property losses for all of the years presented were as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2017	$76.2	26.3	pts	$16.1	5.6	pts	31.9	—
2016	71.2	25.4		18.2	6.5		31.9	(5.9)
2015	87.2	30.3		21.7	7.5		37.8	0.9

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			Unfavorable Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2017	$8.0	2.8	pts	1.9
2016	2.5	0.9		1.6
2015	(2.0)	(0.7)		2.2

The prior year development in both 2017 and 2016 primarily related to our personal automobile book of business.

The underwriting expense ratio decreased in 2017 compared to 2016 reflecting: (i) targeted actions taken on our homeowners book of business that drove a 0.7-point decrease in direct commissions for this segment; (ii) a decrease in supplemental commissions to our distribution partners of 0.2 points; and (iii) a reduction in pension expense of 0.3 points.

The increase in the underwriting expense ratio in 2016 compared to 2015 was primarily driven by increased costs related to: (i) capital improvements of 0.8 points; (ii) underwriting expenses from third-party data vendors of 0.4 points; and (iii) supplemental commission expense to our distribution partners of 0.3 points.

E&S Lines Segment

($ in thousands)	2017	2016	2017 vs. 2016		2015	2016 vs. 2015
Insurance Segments Results:
NPW	$215,131	209,684	3%		$189,013	11%
NPE	212,827	203,482	5		172,333	18
Less:
Loss and loss expense incurred	147,630	143,542	3		128,731	12
Net underwriting expenses incurred	71,479	66,861	7		60,405	11
Underwriting loss	$(6,282)	(6,921)	9%		$(16,803)	59%
Combined Ratios:
Loss and loss expense ratio	69.4%	70.5	(1.1)	pts	74.7%	(4.2)	pts
Underwriting expense ratio	33.6	32.9	0.7		35.1	(2.2)
Combined ratio	103.0	103.4	(0.4)		109.8	(6.4)

We continue to focus on profitability drivers in our E&S operations and have been actively managing price increases during the past two years. While the NPW growth rate has declined as a consequence of these actions, our primary focus is on bringing this segment to targeted levels of profitability. Quantitative information is as follows:

($ in millions)	2017	2016	2015
Overall new/renewal price increases	5.0%	4.9	2.9
Direct new business premiums	$90.5	100.0	99.6

The loss and loss expense ratio improvement in 2017 compared to 2016 is primarily attributable to a decrease in current year loss costs reflecting our underwriting and claims improvement initiatives, including generating earned rate that is sufficient to outpace loss costs. The 2016 improvement compared to 2015 was primarily due to lower unfavorable prior year casualty reserve development.

Quantitative information pertaining to our property losses and prior year development are as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio		Total Impact on Losses and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2017	$22.6	10.6	pts	$11.2	5.3	pts	15.9	0.1
2016	25.6	12.6		6.5	3.2		15.8	0.2
2015	23.6	13.7		3.2	1.9		15.6	1.5

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses and Loss Expense Incurred	Impact on Losses and Loss Expense Ratio
2017	$10.0	4.7	pts	1.8
2016	6.0	2.9		(6.4)
2015	16.0	9.3		5.2

Unfavorable prior year casualty reserve development for 2017 was $10 million, driven by increases in claims severities in accident years 2014 and 2015. Unfavorable prior year casualty reserve development for 2016 was $6 million, driven by increases in claims severity in accident year 2014.

The underwriting expense ratio improvement in 2017 compared to 2016 was primarily due to a 0.8-point increase in the allocation of corporate services to this segment in 2017. The improvement in the underwriting expense ratio in 2016 compared to 2015 was primarily driven by a 1.6-point reduction year over year from the annual cash incentive plan payment for employees in this segment based on 2015 underwriting results.

Reinsurance
We use reinsurance to protect our capital resources and insure us against losses on property and casualty risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries through which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers.
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

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2017:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we are able to increase our underwriting capacity and accept larger individual risks and a larger aggregation of risks without directly increasing our capital or surplus. Our reinsurance program principally consists of traditional reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured below an attachment point are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. In addition, our reinsurers often rely on their own reinsurance programs, or retrocession, as part of managing their exposure to large losses. Given the relatively small size of the global reinsurance community, the inability of our reinsurers to collect on their retrocession program may impair their ability to pay us for the amounts we cede to them. Accordingly, we have direct and indirect counterparty credit risk from our reinsurers. We attempt to mitigate this credit risk by: (i) pursuing relationships with reinsurers rated “A-” or higher by A.M. Best; and/or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance contracts include provisions that permit us to terminate or commute the reinsurance treaty if the reinsurer's financial condition or rating deteriorates or otherwise require our reinsurers to post collateral. We monitor the financial condition of our reinsurers and we review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our counterparty credit risk with our reinsurers, see Note 8. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

In addition to the above categories, we have entered into several reinsurance agreements with Montpelier Re Insurance Ltd., now part of SOMPO Holdings, Inc., as part of the acquisition of MUSIC in December 2011. Together, these agreements provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are collateralized.

Property Reinsurance
The property catastrophe treaty, which covers both our standard market and E&S business, was renewed effective January 2018. An additional $50 million layer was placed at the top of the program, bringing the total program's coverage to $735 million in excess of $40 million. The annual aggregate limit net of our co-participation is approximately $1.1 billion for 2018. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside of our historical standard lines footprint, in support of our growing E&S property book and geographic expansion into Arizona, New Hampshire, and Colorado. Overall catastrophe ceded premium for 2018 increased due to some hardening of the reinsurance market and the purchase of the additional $50 million layer. On a risk-adjusted basis, the expiring layers saw a very modest increase in price.

As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current reinsurance program includes $224 million in collateralized limit, primarily in the top layers of the catastrophe program.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

($ in millions)	Actual Gross Loss	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	125.5 [1]	45.6	2012
Hurricane Irene	44.9	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
Hurricane Floyd	14.5	14.5	1999
 1 This amount represents reported and unreported gross losses estimated as of December 31, 2017.
 2 Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We use the results of the Risk Management Solutions and AIR Worldwide models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect expectations of hurricane activity in the near future. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2017:

Occurrence Exceedence Probability	Four-Model Blend
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses as a Percent of Equity[3]
4.0% (1 in 25 year event)	$139,419	36,229	2%
2.0% (1 in 50 year event)	251,195	40,431	2
1.0% (1 in 100 year event)	436,963	47,750	3
0.67% (1 in 150 year event)	586,317	57,892	3
0.5% (1 in 200 year event)	710,461	62,863	4
0.4% (1 in 250 year event)	791,029	82,601	5
0.2% (1 in 500 year event)	1,170,133	374,353	22
1 Include assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by an estimated 13%.
2 Losses are after a 21% Federal income tax benefit and include applicable reinstatement premiums.
3 Equity as of December 31, 2017.

Our current catastrophe reinsurance program exhausts at approximately 1 in 250 year return period, or events with 0.4% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from U.S. landfalling hurricanes will vary, perhaps materially, from our estimated modeled losses.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2017 with the top layer renewed on January 1, 2018. The major terms of these treaties are consistent with the prior year.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$735 million above $40 million retention treaty in five layers:
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
- 90% of losses in excess of $725 million up to $775 million.
- The treaty provides various reinstatement provisions depending on the layer. The annual aggregate limit is $1.1 billion, net of the Insurance Subsidiaries' co-participation.

In addition, our $35 million above $5 million retention treaty covers 85% of losses outside of our standard lines historical footprint states and has an annual aggregate limit of $30 million, net of the Insurance Subsidiaries' co-participation. This layer was purchased primarily to protect the growth of our E&S property book but also provides coverage for our Standard Lines expansion states.

Property Excess of Loss (covers all insurance operations)	$58 million above $2 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not.  The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer and for the third layer approximately $35 million in annual aggregate limits. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

- $8 million in excess of $2 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides approximately $75 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO Program.	None

Casualty Reinsurance
The casualty excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2017 and is effective through June 30, 2018, with substantially the same terms as the expiring treaty.

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:
	- $3 million in excess of $2 million layer with $78 million annual aggregate limit;	- $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- $7 million in excess of $5 million layer with $35 million annual aggregate limit;	- $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- $9 million in excess of $12 million layer with $27 million annual aggregate limit;	- $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- $9 million in excess of $21 million layer with $18 million annual aggregate limit;	- $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- $20 million in excess of $30 million layer with $40 million annual aggregate limit;	- $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit;
	- $40 million in excess of $50 million layer with $80 million annual aggregate limit;	- $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit;

Montpelier Re Quota Share and Loss Development Cover (covers E&S Lines)
As part of the acquisition of MUSIC we entered into several reinsurance agreements that together provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition.  The reinsurance recoverables under these treaties are 100% collateralized. Montpelier Re was acquired by Endurance Specialty on December 29, 2015. On March 28, 2017, Endurance Specialty was acquired by SOMPO Holdings, Inc.
Provides full terrorism coverage including NBCR.

We have other reinsurance treaties that we do not consider core to our reinsurance program, such as our Surety and Fidelity Excess of Loss Reinsurance Treaty, National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, our Equipment Breakdown Coverage Reinsurance Treaty, and our Data Compromise Reinsurance Treaty.

We regularly reevaluate our overall reinsurance program and try to develop effective ways to manage the transfer of risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers, and projected impact on earnings, equity, and statutory surplus. We strive to balance sometimes opposing considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.

Investments Segment
The primary objective of the investment portfolio is to maximize after-tax income and total return of the portfolio, while maintaining credit quality and managing our duration risk profile. Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which we believe will be obtained through more active management of the portfolio.

Total Invested Assets

($ in thousands)	2017	2016	Change
Total invested assets	$5,685,179	5,364,947	6%
Invested assets per dollar of stockholders' equity	3.32	3.50	(5)
Unrealized gain – before tax	124,679	64,803	92
Unrealized gain – after tax	80,575	42,122	91

The increase in our investment portfolio at December 31, 2017 compared with year-end 2016 was primarily driven by operating cash flow of $370.7 million, $51.1 million of which was used to fund shareholder dividends and capital expenditures in the aggregate. The $59.9 million change in unrealized gains was comprised of $46.8 million from our fixed income securities and $13.0 million from our equity portfolio.

We seek to structure our portfolio conservatively with a focus on: (i) asset diversification; (ii) investment quality; (iii) liquidity, particularly to meet the cash obligations of our insurance operations; (iv) consideration of taxes; and (v) preservation of capital. We have a high quality and liquid investment portfolio. The breakdown of our investment portfolio is as follows:

As of December 31,	2017	2016
Fixed income securities:
U.S. government obligations	1%	2
Foreign government obligations	—	1
State and municipal obligations	29	27
Corporate securities[1]	28	37
Mortgage-backed securities (“MBS”)	20	15
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	14	10
Total fixed income securities	92	92
Equity securities:
Common stock	3	2
Preferred stock[1]	—	—
Total equity securities	3	2
Short-term investments	3	4
Other investments	2	2
Total	100%	100
1Includes $75.8 million of preferred stock within corporate securities and $15.0 million of preferred stock within equity securities. In aggregate, these account for approximately 1% of invested assets at December 31, 2017.

Fixed Income Securities
The effective duration of the fixed income securities portfolio as of December 31, 2017 was 3.8 years, compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The current duration of the fixed income securities portfolio is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Every purchase or sale is made with the intent of maximizing risk-adjusted investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our fixed income securities portfolio maintained a weighted average credit rating of AA- as of December 31, 2017 with 97% of the securities within the portfolio being investment grade quality at both December 31, 2017 and December 31, 2016. For further details on how we manage overall credit quality and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Unrealized/Unrecognized Losses
HTM fixed income securities were in an unrealized/unrecognized loss position of $0.1 million at December 31, 2017. AFS fixed income securities that were in an unrealized loss position at December 31, 2017 by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
($ in thousands)
Available-for-sale ("AFS") fixed income securities:	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$66,353	66,217	(136)
Due after one year through five years	353,822	351,951	(1,871)
Due after five years through ten years	469,452	466,530	(2,922)
Due after ten years	20,686	20,554	(132)
Total	$910,313	905,252	(5,061)

We have reviewed securities in an unrealized/unrecognized loss position in accordance with our OTTI policy as discussed in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For qualitative information regarding our conclusions as to why these impairments are deemed temporary, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2017	2016	2015
Fixed income securities	$153,230	129,306	123,230
Equity securities	6,442	7,368	9,161
Short-term investments	1,526	686	112
Other investments	12,871	2,940	(1,890)
Investment expenses	(12,187)	(9,546)	(9,297)
Net investment income earned – before tax	161,882	130,754	121,316
Net investment income tax expense	43,362	32,349	27,480
Net investment income earned – after tax	$118,520	98,405	93,836
Effective tax rate	26.8%	24.7	22.7
Annual after-tax yield on fixed income securities	2.2	2.0	2.1
Annual after-tax yield on investment portfolio	2.1	1.9	1.9

Net investment income before tax increased $31.1 million in 2017 compared to 2016, driven by higher yields on our core fixed income securities portfolio, coupled with a higher asset base from operating cash flows that were 16% of net premiums written. In addition, our alternative income portfolio generated higher returns this year as compared to last.

The $9.4 million increase in net investment income before tax in 2016, compared to 2015, was primarily attributable to increases in fixed income securities of $6.1 million and in other investment income of $4.8 million. Returns on fixed income securities increased due to a higher asset base, with a modest increase to taxable asset classes, while improved returns on our energy-related and private equity limited partnerships drove the increase in income on our other investment portfolio.

The effective tax rate on our investment portfolio applicable to net investment income has increased approximately 200 basis points per year in the three-year period presented above. This has been driven by a modest increase to taxable asset classes recently coupled with higher returns on our alternative investment portfolio, which is taxed at 35%. As a result of Tax Reform, we anticipate a reduction in the effective rate on net investment income to approximately 17%, inclusive of tax-advantaged municipal securities' tax rate of 5.25% and approximately 21% for all other items, beginning with the 2018 tax year, although the actual effective tax rate will be impacted by our allocation to tax-advantaged municipal securities. See the "Federal Income Taxes" discussion below for additional information regarding the impact of this legislation.

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

($ in thousands)	2017	2016	2015
Net realized gains, excluding OTTI	$11,204	3,562	31,537
OTTI	(4,845)	(8,499)	(18,366)
Total net realized gains (losses)	$6,359	(4,937)	13,171

We regularly review our entire investment portfolio for declines in fair value. If we believe that a decline in the value of a particular investment is other than temporary, which would typically be for reasons other than changes in fair values attributable to interest rate movements, we record it as an OTTI through realized losses in earnings for the credit-related portion and through unrealized losses in other comprehensive income for the non-credit related portion for fixed income securities. If there is a decline in fair value of an equity security that we do not intend to hold or if we determine the decline is other than temporary, we write down the cost of the investment to fair value and record the charge through earnings as a component of realized losses.

For additional information regarding our realized gains and losses as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

As a result of a change in accounting guidance that became effective on January 1, 2018, realized gains and losses now include the change in market value of our equity securities, which are now recognized in earnings, rather than in accumulated other comprehensive income (loss). If this guidance were effective in 2017, realized gains would have included $13.0 million from this fluctuation on a pre-tax basis. For additional information regarding this change in accounting guidance, see Note 3. "Adoption of Accounting Pronouncements."

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2017	2016	2015
Federal income tax expense	$93.1	61.5	66.8
Exclude: Tax reform impact	20.2	—	—
Federal income tax expense, excluding tax reform impact	72.9	61.5	66.8

Effective tax rate	35.6%	27.9	28.7
Effective tax rate without tax reform impact	27.8	27.9	28.7

On December 22, 2017, Tax Reform was signed into law, which among other provisions, will reduce our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year. We revalued our deferred tax inventory as of December 31, 2017 in consideration of this reduction, which resulted in a $20.2 million charge to federal income tax expense as our net deferred tax assets have become less valuable given the decrease in the tax rate. Excluding the impact of this charge, our effective tax rate for 2017 was 27.8%, which is consistent with the other years presented in the table above. In general, our effective tax rate differs from the statutory tax rate of 35% primarily because of tax-advantaged interest and dividend income. The contribution of this tax-advantaged income to overall pre-tax income remained relatively stable in 2015 through 2016 and, as a result, there is not a significant variance in our overall effective tax rate during these periods.

As a result of Tax Reform, we anticipate a reduction in our effective rate to approximately 18% going forward, including 17% for net investment income and approximately 21% for all other items. Included in the investment effective tax rate is the tax-advantaged municipal securities' tax rate of 5.25% and 13.125% for dividends on U.S. public equity securities.

See Note 13. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for further information regarding the following: (i) the implementation of Tax Reform; (ii) a reconciliation of our effective tax rate to the statutory rate of 35%; and (iii) details regarding our net deferred tax assets.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $166 million at December 31, 2017 was comprised of $25 million at Selective Insurance Group, Inc. (the “Parent”) and $141 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). The Parent maintains an investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $90 million at December 31, 2017, compared to $74 million at December 31, 2016. In total, we had $114 million of cash and investments at the Parent at December 31, 2017 compared to $92 million at December 31, 2016. We expect to continue to increase the level of cash and invested assets at the Parent over time, although there will be fluctuations in these cash and invested asset balances, based on factors including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses and other needs of the Parent. Our target is to increase the cash and liquidity at the Parent to two years of its expected annual needs.
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

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $80 million in dividends to the Parent in 2017. As of December 31, 2017, our allowable ordinary maximum dividend is $211 million for 2018.

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

The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio, as well as the liabilities of the Insurance Subsidiaries, was 3.8 years as of December 31, 2017. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

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

Several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank, which provides those subsidiaries with additional access to short-term and/or long-term liquidity. Membership is as follows:

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

The following table provides information on the remaining capacity for Federal Home Loan Bank borrowings based on these restrictions, as well as the amount of additional stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements
As of December 31, 2017
SICSC	$648.0	$64.8	32.0	32.8	1.4
SICSE	507.5	50.8	28.0	22.8	1.0
SICA	2,434.9	243.5	50.0	193.5	8.7
SICNY	442.5	22.1	—	22.1	1.0
Total		$381.2	110.0	271.2	12.1

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

($ in millions)	Admitted Assets as of December 31, 2017	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2017
SICSC	$648.0	$64.8	27.0	37.8
SICSE	507.5	50.8	18.0	32.8
Total		$115.6	45.0	70.6

Short-term Borrowings
There were no balances outstanding under the Line of Credit at December 31, 2017 or at any time during 2017. During 2017, SICA borrowed an aggregate of $84 million from the FHLBNY, which was subject to the borrowing limitations outlined above. This amount has already matured and has been paid.

For additional information regarding other borrowings, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during 2017.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2017, our Board of Directors approved an increase in the quarterly cash dividend, to $0.18 from $0.16 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026. We have $185 million of Senior Notes due February 9, 2043 that became callable on February 8, 2018. We may elect to call these Senior Notes, in whole or in part, at any time on or after February 8, 2018. If we were to call and redeem these Senior Notes we would write-off the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.6 million at December 31, 2017.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2017, we had GAAP stockholders’ equity and statutory surplus of $1.7 billion. With total debt of $439 million, our debt-to-capital ratio was approximately 20%.

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

Book value per share increased to $29.28 as of December 31, 2017, from $26.42 as of December 31, 2016, primarily due to $2.84 in net income per share and a $0.66 per share increase in unrealized gains related to our investment portfolio. These increases were partially offset by $0.66 paid in dividends per share to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2017 and December 31, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our contractual obligations include required payments under capital and operating leases, debt obligations, and reserves for loss and loss expenses. As discussed in the “Reserves for Loss and Loss Expense” section in the "Critical Accounting Policies and Estimates" section of this MD&A, we maintain case reserves and estimates of reserves for loss and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate loss and loss expense at each reporting date.

Given that the losses and loss expense reserves are estimates, as described in detail under the “Critical Accounting Policies and Estimates” section of this MD&A, the payment of actual loss and loss expense is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expense will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating and capital leases, debt, interest on debt obligations, and loss and loss expense as of December 31, 2017 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Operating leases	$31.9	10.0	13.5	5.8	2.6
Capital leases	2.4	2.3	0.1	—	—
Notes payable	445.0	—	—	50.0	395.0
Interest on debt obligations	476.6	23.8	47.7	46.6	358.5
Subtotal	955.9	36.1	61.3	102.4	756.1

Gross losses and loss expense payments	3,771.2	1,005.7	1,155.3	568.4	1,041.8
Ceded losses and loss expense payments	585.8	174.0	134.5	71.4	205.9
Net losses and loss expense payments	3,185.4	831.7	1,020.8	497.0	835.9

Total	$4,141.3	867.8	1,082.1	599.4	1,592.0

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

Certain of our notes payable in table above contain cross-default provisions, the details are which are included in Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

At December 31, 2017, we had contractual obligations that expire at various dates through 2032 that may require us to invest up to an additional $221 million in alternative and other investments. There is no certainty that any such additional investment will be required. We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Additionally, as of December 31, 2017, we had contractual obligations that expire in 2023 to invest $16.3 million in a non-publicly traded common stock within our available-for-sale portfolio. We expect to have the capacity to repay and/or refinance these obligations as they come due.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. In the third quarter of 2017, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings with a "stable" outlook. The rating reflects A.M. Best's view that we have an excellent level of risk-adjusted capitalization, strong operating performance, and high policy retention across our standard lines of business. We have been rated "A" or higher by A.M. Best for the past 87 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

Ratings by other major rating agencies are as follows:

•
Fitch Ratings ("Fitch") - Our "A+" Rating was reaffirmed in the second quarter of 2017 with a "stable" outlook by Fitch. In taking this action, Fitch cited our strong financial performance and capitalization with growth in stockholders' equity, as well as a strong competitive position and diversified underwriting.

•
S&P Global Ratings ("S&P") - Our "A" rating was reaffirmed in the fourth quarter of 2017 with a "stable" outlook by S&P. In taking this action, S&P cited our strong business risk profile and strong financial risk profile, built on our strong competitive position and very strong capital and earnings. In addition, our stable outlook reflects S&P's expectation that we will sustain our strong competitive position and operating performance.

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating with a "stable" outlook was reaffirmed in the second quarter of 2017 by Moody's. In taking this action, Moody's cited our solid regional franchise with established independent agency support, solid risk adjusted capitalization, strong invested asset quality, and good underwriting profitability.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, and equity price risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 92% fixed income securities, 3% equity securities, 3% short-term investments, and 2% other investments as of December 31, 2017. We do not hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk. For a discussion of our investment objective and philosophy, see the "Investments" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, CLO and other ABS, and MBS. Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed income securities portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. Recent economic data points to increased U.S. and global economic growth, continued low levels of unemployment and signs of rising wages, which compounded with the potential for the pro-growth benefits of Tax Reform and the potential for higher Federal budget deficits, has recently led to rising U.S. interest rates. A rise in interest rates will decrease the fair value of our existing fixed income investments and a decline in interest rates will result in an increase in the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the effective duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. The effective duration of the fixed income securities portfolio at December 31, 2017 and December 31, 2016 was 3.8 years. The current duration is within our historical range, and is monitored and managed to maximize yield while managing interest rate risk at an acceptable level.  The Insurance Subsidiaries’ liability duration is approximately 3.8 years.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2017:

	2017 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	0	100	200
HTM fixed income securities
Fair value of HTM fixed income securities portfolio	$46,202	45,231	44,100	43,021	41,988
Fair value change	2,102	1,131		(1,079)	(2,112)
Fair value change from base (%)	4.77%	2.56%		(2.45)%	(4.79)%
AFS fixed income securities
Fair value of AFS fixed income securities portfolio	$5,526,150	5,357,189	5,162,522	4,962,328	4,763,513
Fair value change	363,628	194,667		(200,194)	(399,009)
Fair value change from base (%)	7.04%	3.77%		(3.88)%	(7.73)%

Pension and Post-Retirement Benefit Plan Obligation
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods within the framework of U.S. GAAP. The discount rate assumption is an important element of expense and liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our discount rate selection, refer to Note 14. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Credit Risk
Our most significant credit risk is within our fixed income security portfolio, which had an overall credit quality of “AA-” as of December 31, 2017 and December 31, 2016. Exposure to non-investment grade bonds represented approximately 3% of the total fixed income securities portfolio at both December 31, 2017 and 2016.

The following table summarizes the fair value, carry value, net unrealized/unrecognized gain (loss) balances, and the weighted average credit qualities of our fixed income securities at December 31, 2017 and December 31, 2016:

December 31, 2017 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$49.7	49.7	0.4	AAA
Foreign government obligations	18.6	18.6	0.5	A
State and municipal obligations	1,609.2	1,608.2	44.8	AA
Corporate securities	1,635.3	1,634.4	30.0	BBB+
CLO and Other ABS	795.5	795.5	6.3	AA
CMBS	383.4	383.4	0.7	AA+
RMBS	714.9	714.9	5.1	AA+
Total fixed income portfolio	$5,206.6	5,204.7	87.8	AA-

December 31, 2016 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$77.3	77.3	2.2	AAA
Foreign government obligations	26.9	26.9	0.3	A
State and municipal obligations	1,459.5	1,457.4	15.7	AA
Corporate securities	2,021.8	2,020.3	22.6	A-
CLO and Other ABS	529.0	529.0	1.1	AA+
CMBS	258.0	258.0	0.5	AAA
RMBS	525.2	525.2	0.2	AA+
Total fixed income portfolio	$4,897.7	4,894.1	42.6	AA-

State and Municipal Obligations
The following table details the top 10 state exposures of the municipal bond portion of our fixed income portfolio at December 31, 2017:

State Exposures of Municipal Bonds	General Obligation		Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	Local	State			% of Total
New York	$22,477	—	127,128	149,605	9%	AA-
California	27,997	14,718	101,178	143,893	9%	AA-
Texas[1]	42,544	18,573	61,696	122,813	8%	AA
New Jersey	—	—	76,668	76,668	5%	A
Washington	20,187	12,814	38,882	71,883	4%	AA
Pennsylvania	—	16,467	55,371	71,838	4%	A+
Florida	5,290	8,953	51,067	65,310	4%	AA
Arizona	11,139	—	53,379	64,518	4%	AA
Massachusetts	—	906	51,465	52,371	3%	AA
Ohio	5,672	5,263	30,700	41,635	3%	AA-
Other	160,698	58,517	434,564	653,779	41%	AA
	296,004	136,211	1,082,098	1,514,313	94%	AA-
Pre-refunded/escrowed to maturity bonds	23,073	18,581	53,264	94,918	6%	AA
Total	$319,077	154,792	1,135,362	1,609,231	100%	AA

% of Total Municipal Portfolio	20%	10%	70%	100%
1 Of the $42.5 million in local Texas general obligation bonds, $23.9 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 81% of the dedicated revenue stream is comprised of the following: (i) essential services (46%), which is comprised of transportation, water and sewer, and electric; (ii) education (11%), which includes school districts and higher education, including state-wide university systems; and (iii) special tax (24%), which are backed by a dedicated lien on a tax or other revenue repayment source. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

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

The tables below provide details on our corporate bond holdings at December 31, 2017 and December 31, 2016:

December 31, 2017	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,505.0	1,504.1	27.5	A-
Non-investment grade	130.3	130.3	2.5	B
Total corporate securities	$1,635.3	1,634.4	30.0	BBB+

December 31, 2016	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,892.4	1,890.9	21.0	A-
Non-investment grade	129.4	129.4	1.6	B+
Total corporate securities	$2,021.8	2,020.3	22.6	A-

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

The tables below provide details on our CLO and other ABS holdings at December 31, 2017 and December 31, 2016:

December 31, 2017	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$572.5	572.5	2.1	AA+
Other ABS	202.2	202.2	2.9	AA-
Total investment grade	774.7	774.7	5.0	AA+

Non-investment grade:
CLO	20.8	20.8	1.3	BB-
Other ABS	—	—	—	—
Total non-investment grade	20.8	20.8	1.3	BB-
Total CLO and other ABS	$795.5	795.5	6.3	AA

December 31, 2016	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$341.9	341.9	0.1	AAA
Other ABS	170.2	170.2	0.2	AA+
Total investment grade	512.1	512.1	0.3	AA+

Non-investment grade:
CLO	16.9	16.9	0.8	BB-
Other ABS	—	—	—	—
Total non-investment grade	16.9	16.9	0.8	BB-
Total CLO and other ABS	$529.0	529.0	1.1	AA+

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

Equity Price Risk
Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2017:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$127,893	146,164	164,434	182,705	200,976	219,246	237,517
Fair value change	(54,812)	(36,541)	(18,271)		18,271	36,541	54,812

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, energy/power generation, middle market lending, mezzanine debt, distressed debt, and real estate. As of December 31, 2017, other investments represented 2% of our total invested assets and 8% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

In addition to the above, we have a defined benefit pension plan with $363.1 million in invested assets as of December 31, 2017, of which approximately 60% was invested in assets subject to equity price risk. The value of these invested assets is an important element of expense and liability measurement for our pension plan. For additional information regarding the fair value of our pension assets, refer to Note 14. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K

Indebtedness
(a) Long-Term Debt
As of December 31, 2017, we had outstanding long-term debt of $439.1 million that matures as shown in the following table:

		2017
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
1.61% Borrowings from FHLBNY	2021	$25,000	24,270
1.56% Borrowings from FHLBNY	2021	25,000	24,210
3.03% Borrowings from FHLBI	2026	60,000	60,334
7.25% Senior Notes	2034	49,904	61,391
6.70% Senior Notes	2035	99,446	116,597
5.875% Senior Notes	2043	185,000	186,332
Subtotal		444,350	473,134
Unamortized debt issuance costs		(5,234)
Total notes payable		$439,116

The weighted average effective interest rate for our outstanding long-term debt was 5.3% at December 31, 2017. Our debt is not exposed to material changes in interest rates because the interest rates are fixed. Our $185 million of Senior Notes due 2043 became callable on February 8, 2018. We may elect to call these Senior Notes, in whole or in part, at any time on or after February 8, 2018. If we were to call and redeem these Senior Notes we would write-off the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.6 million at December 31, 2017.

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

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2017 or at any time during 2017.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.
Basis for Opinion
These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements financial statement schedules based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.

New York, New York
February 19, 2018

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2017	2016
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $44,100 – 2017; $105,211 – 2016)	$42,129	101,556
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,076,716 – 2017; $4,753,759 – 2016)	5,162,522	4,792,540
Equity securities, available-for-sale – at fair value (cost: $143,811 – 2017; $120,889 – 2016)	182,705	146,753
Short-term investments (at cost which approximates fair value)	165,555	221,701
Other investments	132,268	102,397
Total investments (Notes 5 and 7)	5,685,179	5,364,947
Cash	534	458
Interest and dividends due or accrued	40,897	40,164
Premiums receivable, net of allowance for uncollectible accounts of: $10,000 – 2017; $5,980 – 2016	747,029	681,611
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,600 – 2017; $5,500 – 2016 (Note 8)	594,832	621,537
Prepaid reinsurance premiums (Note 8)	153,493	146,282
Current federal income tax (Note 13)	3,243	2,486
Deferred federal income tax (Note 13)	31,990	84,840
Property and equipment – at cost, net of accumulated depreciation and amortization of: $213,227 – 2017; $198,729 – 2016	63,959	69,576
Deferred policy acquisition costs (Note 2)	235,055	222,564
Goodwill (Note 11)	7,849	7,849
Other assets	122,371	113,534
Total assets	$7,686,431	7,355,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$3,771,240	3,691,719
Unearned premiums	1,349,644	1,262,819
Long-term debt (Note 10)	439,116	438,667
Accrued salaries and benefits	131,850	132,880
Other liabilities	281,624	298,393
Total liabilities	$5,973,474	5,824,478

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,284,564 – 2017; 101,620,436 – 2016	204,569	203,241
Additional paid-in capital	367,717	347,295
Retained earnings	1,698,613	1,568,881
Accumulated other comprehensive income (loss) (Note 6)	20,170	(15,950)
Treasury stock – at cost (shares: 43,789,442 – 2017; 43,653,237 – 2016)	(578,112)	(572,097)
Total stockholders’ equity	1,712,957	1,531,370
Commitments and contingencies (Notes 17 and 18)
Total liabilities and stockholders’ equity	$7,686,431	7,355,848
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2017	2016	2015
Revenues:
Net premiums earned	$2,291,027	2,149,572	1,989,909
Net investment income earned	161,882	130,754	121,316
Net realized gains (losses):
Net realized investment gains	11,204	3,562	31,537
Other-than-temporary impairments	(4,809)	(8,509)	(18,366)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	(36)	10	—
Total net realized gains (losses)	6,359	(4,937)	13,171
Other income	10,716	8,881	7,456
Total revenues	2,469,984	2,284,270	2,131,852

Expenses:
Loss and loss expense incurred	1,345,074	1,234,797	1,148,541
Amortization of deferred policy acquisition costs	469,236	450,328	399,436
Other insurance expenses	333,097	321,395	300,359
Interest expense	24,354	22,771	22,428
Corporate expenses	36,255	35,024	28,396
Total expenses	2,208,016	2,064,315	1,899,160

Income before federal income tax	261,968	219,955	232,692

Federal income tax expense:
Current	62,184	48,581	45,347
Deferred	30,958	12,879	21,484
Total federal income tax expense	93,142	61,460	66,831

Net income	$168,826	158,495	165,861

Earnings per share:
Basic net income	$2.89	2.74	2.90

Diluted net income	$2.84	2.70	2.85

Dividends to stockholders	$0.66	0.61	0.57

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2017	2016	2015
Net income	$168,826	158,495	165,861

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	43,015	(5,977)	(26,143)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	23	(6)	—
Amounts reclassified into net income:
Held-to-maturity securities	(116)	(92)	(377)
Non-credit other-than-temporary impairments	68	138	232
Realized (gains) losses on available for sale securities	(4,537)	3,064	(9,110)
Total unrealized gains (losses) on investment securities	38,453	(2,873)	(35,398)

Defined benefit pension and post-retirement plans:
Net actuarial (loss) gain	(3,700)	(7,852)	1,585
Amounts reclassified into net income:
Net actuarial loss	1,367	4,200	4,600
Total defined benefit pension and post-retirement plans	(2,333)	(3,652)	6,185
Other comprehensive income (loss)	36,120	(6,525)	(29,213)
Comprehensive income	$204,946	151,970	136,648

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2017	2016	2015
Common stock:
Beginning of year	$203,241	201,723	199,896
Dividend reinvestment plan (shares: 28,607 – 2017; 38,741 – 2016; 50,013 – 2015)	57	77	100
Stock purchase and compensation plans (shares: 635,521 – 2017; 720,323 – 2016; 863,426 – 2015)	1,271	1,441	1,727
End of year	204,569	203,241	201,723

Additional paid-in capital:
Beginning of year	347,295	326,656	305,385
Dividend reinvestment plan	1,395	1,389	1,374
Stock purchase and compensation plans	19,027	19,250	19,897
End of year	367,717	347,295	326,656

Retained earnings:
Beginning of year	1,568,881	1,446,192	1,313,440
Net income	168,826	158,495	165,861
Dividends to stockholders ($0.66 per share – 2017; $0.61 per share – 2016; $0.57 per share – 2015)	(39,094)	(35,806)	(33,109)
End of year	1,698,613	1,568,881	1,446,192

Accumulated other comprehensive income (loss):
Beginning of year	(15,950)	(9,425)	19,788
Other comprehensive income (loss)	36,120	(6,525)	(29,213)
End of year	20,170	(15,950)	(9,425)

Treasury stock:
Beginning of year	(572,097)	(567,105)	(562,923)
Acquisition of treasury stock (shares: 136,205 – 2017; 152,595 – 2016; 147,461 – 2015)	(6,015)	(4,992)	(4,182)
End of year	(578,112)	(572,097)	(567,105)
Total stockholders’ equity	$1,712,957	1,531,370	1,398,041

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2017	2016	2015
Operating Activities
Net income	$168,826	158,495	165,861

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,100	61,671	59,688
Stock-based compensation expense	12,089	10,449	8,973
Undistributed (gains) losses of equity method investments	(6,393)	(2,316)	1,889
Net realized (gains) losses	(6,359)	4,937	(13,171)
Loss on disposal of fixed assets	998	—	—

Changes in assets and liabilities:
Increase in reserves for loss and loss expense, net of reinsurance recoverables	106,226	114,422	59,438
Increase in unearned premiums, net of prepaid reinsurance	79,614	87,716	79,995
Decrease in net federal income taxes	30,918	11,150	25,004
Increase in premiums receivable	(65,418)	(66,447)	(56,386)
Increase in deferred policy acquisition costs	(12,491)	(9,405)	(27,551)
(Increase) decrease in interest and dividends due or accrued	(1,088)	(1,473)	407
(Decrease) increase in accrued salaries and benefits	(5,714)	(46,536)	11,392
Increase in other assets	(9,872)	(30,071)	(11,523)
Increase in other liabilities	27,297	9,191	77,564
Net cash provided by operating activities	370,733	301,783	381,580

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(4,235)	(3,316)
Purchase of fixed income securities, available-for-sale	(2,130,362)	(1,982,023)	(1,041,916)
Purchase of equity securities, available-for-sale	(61,931)	(35,490)	(195,720)
Purchase of other investments	(55,830)	(66,164)	(12,170)
Purchase of short-term investments	(4,280,553)	(3,499,380)	(1,602,327)
Sale of fixed income securities, available-for-sale	1,197,920	926,470	61,571
Sale of short-term investments	4,338,318	3,470,022	1,539,480
Redemption and maturities of fixed income securities, held-to-maturity	58,832	102,868	106,621
Redemption and maturities of fixed income securities, available-for-sale	555,216	641,524	567,445
Sale of equity securities, available-for-sale	37,960	119,617	172,561
Distributions from other investments	23,426	26,837	32,457
Purchase of property and equipment	(14,071)	(18,147)	(16,229)
Net cash used in investing activities	(331,075)	(318,101)	(391,543)

Financing Activities
Dividends to stockholders	(37,045)	(33,758)	(31,052)
Acquisition of treasury stock	(6,015)	(4,992)	(4,182)
Net proceeds from stock purchase and compensation plans	7,599	7,811	10,089
Proceeds from borrowings	84,000	165,000	15,000
Repayment of borrowings	(84,000)	(115,000)	—
Excess tax benefits from share-based payment arrangements	—	1,819	1,736
Repayment of capital lease obligations	(4,121)	(5,002)	(4,689)
Net cash (used in) provided by financing activities	(39,582)	15,878	(13,098)
Net increase (decrease) in cash	76	(440)	(23,061)
Cash, beginning of year	458	898	23,959
Cash, end of year	$534	458	898

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers standard commercial, standard personal, and excess and surplus ("E&S") lines property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its corporate headquarters is located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

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

(c) Reclassifications
In 2017, we reclassified certain line items within our Consolidated Statements of Income to enhance the ability to analyze our expenses. Specifically, we reclassified our insurance underwriting expenses into amortization of deferred policy acquisition costs and other insurance expenses. These expenses were previously included in policy acquisition costs and other expenses. In addition, all expenses of the Parent, which were previously included in other expenses, are now separately identifiable as corporate expenses on the Consolidated Statements of Income. All prior periods presented in this Form 10-K have been reclassified to reflect this change.

(d) Investments
Fixed income securities may include investment grade and below investment grade rated bonds, redeemable preferred stocks, non-redeemable preferred stocks with certain debt-like characteristics, mortgage-backed securities (“MBS”), collateralized loan obligations ("CLO"), and other asset-backed securities (“ABS”). MBS, CLO, and other ABS are jointly referred to as structured securities. Fixed income securities classified as available-for-sale (“AFS”) are reported at fair value. Those fixed income securities that we have the ability and positive intent to hold to maturity are classified as held-to-maturity (“HTM”) and are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Premiums and discounts arising from the purchase of structured securities are amortized over the expected life of the security based on future principal payments, giving additional consideration to prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions. Interest income, as well as amortization and accretion, is included in "Net investment income earned" on our Consolidated Statements of Income. The amortized cost of a fixed income security is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. After-tax unrealized gains and losses on: (i) fixed income securities classified as AFS; and (ii) fixed income securities that were transferred into an HTM designation from an AFS designation, are included in accumulated other comprehensive income (loss) ("AOCI").

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

Short-term investments may include certain money market instruments, savings accounts, commercial paper, and debt issues purchased with a maturity of less than one year. We also enter into reverse repurchase agreements that are included in short-term investments. These loans are fully collateralized with high quality, readily marketable instruments at a minimum of 102% of the loan principal. At maturity, we receive principal and interest income on these agreements. All short-term investments are carried at cost, which approximates fair value. The associated income is included in "Net investment income earned" on our Consolidated Statements of Income.

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method. Our share of distributed and undistributed net income from alternative investments is included in "Net investment income earned" on our Consolidated Statements of Income. Other securities are primarily comprised of tax credit investments. Low income housing tax credits are accounted for under the proportional amortization method and all other tax credits are accounted for using the equity method. Under the proportional amortization method, our share of the investment’s performance is recorded in our Consolidated Statements of Income as a component of “Federal income tax expense.” Under the equity method, our share of distributed and undistributed net income is included in "Net investment income earned" on our Consolidated Statements of Income. For federal income tax credits accounted for under the equity method, we use the deferral method for recognizing the benefit of the tax credit with the related deferred revenue being recognized in our Consolidated Statements of Income as a component of "Federal income tax expense" proportionately over the life of the investment.

We evaluate the alternative investments and tax credit investments included in our other investments portfolio to determine whether those investments are variable interest entities ("VIEs") and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lack sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary, including whether we have: (i) the power to direct activities of the VIE; (ii) the ability to remove the decision maker of the VIE; (iii) the ability to participate in making decisions that are significant to the VIE; and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have reviewed our alternative and tax credit investments and have concluded that they are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. Included in realized gains and losses are the other-than-temporary impairment ("OTTI") charges recognized in earnings, which are discussed below.

On a quarterly basis, we review our investment portfolio for impairments that are other than temporary. Interest-related unrealized losses typically do not result in other-than-temporary impairments. The following provides information on this analysis for our fixed income securities and short-term investments, equity securities, and other investments.

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

Non-redeemable preferred stocks that are classified as fixed income securities are evaluated under this OTTI method unless the security is below investment grade, at which time it is evaluated under the equity securities OTTI model discussed below.

To determine if an impairment is other than temporary, we perform assessments that may include, but are not limited to, a discounted cash flow analysis ("DCF") to determine the security's present value of future cash flows. This analysis is also performed on all previously-impaired debt securities that continue to be held by us and all structured securities that were not of high credit quality at the date of purchase. Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered a “non-credit impairment.” Credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to Other Comprehensive Income ("OCI") as a component of unrealized losses.

The discount rate we use in a DCF is the effective interest rate implicit in the security at the date of acquisition for those structured securities that were not of high credit quality at acquisition. For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest. DCFs may include, but are not necessarily limited to: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as the historical performance of the underlying collateral, including net operating income generated by underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Equity Securities
We review securities that are in an unrealized loss position to determine: (i) if we do not intend to hold the security to its forecasted recovery; or (ii) if the decline is other than temporary, which includes declines driven by market volatility for which we cannot assert the security will recover in the near term. If we determine either that we do not intend to hold a security, or the decline is other than temporary, we write down the security's cost to its fair value through a charge to earnings as a component of realized losses. If we intend to hold the security, our evaluation for OTTI may include, but is not limited to, an evaluation of the following factors:

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

Structured Securities (including CLO and other ABS, Commercial Mortgage-Backed Securities ("CMBS"), Residential Mortgage-Backed Securities ("RMBS"))
Evaluations are based on a DCF, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Foreign Government	Evaluations are performed using a DCF model and by incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

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

Further information on our current Level 3 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities	These tax credit investments are priced internally using spread-based evaluations.
Equity Securities	These non-publicly traded stocks are valued by the issuer and reviewed internally.

Liabilities
The techniques used to value our notes payable are as follows:

Level 1 Pricing

Security Type	Methodology
5.875% Senior Notes	Based on the quoted market prices.

Level 2 Pricing

Security Type	Methodology
7.25% Senior Notes; 6.70% Senior Notes	Based on matrix pricing models prepared by external pricing services.
Borrowings from Federal Home Loan Banks	Evaluations are performed using a DCF model based on current borrowing rates provided by the Federal Home Loan Banks that are consistent with the remaining term of the borrowing.

See Note 7. “Fair Value Measurements” for a summary table of the fair value and related carrying amounts of financial instruments.

(f) Allowance for Doubtful Accounts
We estimate an allowance for doubtful accounts on our premiums receivable. This allowance is based on historical write-off percentages adjusted for the effects of current and anticipated trends. An account is charged off when we believe it is probable that we will not collect a receivable. In making this determination, we consider information obtained from our efforts to collect amounts due directly or through collection agencies.

(g) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the Financial Statements based on the fair value of both equity and liability awards. The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period. The fair value of both equity and liability awards is recognized over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period. We repurchase the Parent’s stock from our employees in connection with tax withholding obligations, as permitted under our stock-based compensation plans. This activity is disclosed in our Consolidated Statements of Stockholders' Equity.

(h) Reinsurance
Reinsurance recoverables represent estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the

"Insurance Subsidiaries." This collateral is typically in the form of a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurers' credit rating from A.M. Best Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

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

We recorded depreciation expense of $17.8 million, $17.4 million, and $16.4 million for 2017, 2016, and 2015, respectively.

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

Accounting guidance requires a premium deficiency analysis to be performed at the level an entity acquires, services, and measures the profitability of its insurance contracts. We currently perform three premium deficiency analyses for our insurance operations, consistent with our reportable segments of Standard Commercial Lines, Standard Personal Lines, and E&S Lines. A combined ratio of over 100% does not necessarily indicate a premium deficiency, as any year's combined ratio includes a portion of underwriting expenses that are expensed at policy inception and therefore are not covered by the remaining unearned premium. In addition, investment income is not contemplated in the combined ratio calculation.

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 2.9% for 2017, 2.4% for 2016, and 2.5% for 2015.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2017, goodwill was not impaired.

(l) Reserves for Loss and Loss Expense
Reserves for loss and loss expense are comprised of both case reserves on individual claims and reserves for claims incurred but not reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our Insurance Subsidiaries, and are estimated at the amount of the expected ultimate payment.  IBNR reserves are established at more aggregated levels than case basis reserves, and in addition to reserves on claims that have been incurred but not reported, they include provisions for future emergence on known claims, as well as reopened claims. IBNR reserves are established based on the results of the Insurance Subsidiaries’ internal reserve analysis, supplemented with other internal and external information.

The internal reserve analysis is performed quarterly, and relies upon generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our analyses rely upon historical paid and case loss and loss expense experience organized by line of business, accident year, and maturity (i.e., “triangles”). Standard actuarial projection methods are applied to this history, producing a set of estimated ultimate loss and loss expenses. Ultimate loss and loss expenses are selected from the various methods, considering the strengths and weaknesses of the methods as they apply to the specific line and accident year.

Certain types of exposures do not lend themselves to standard actuarial methods. Examples of these are:

•
Certain property catastrophe events may be low in frequency and high in severity. These events may affect many insureds simultaneously. Due to the unique nature of these events, ultimate liabilities are estimated for each event, based on surveys of our portfolio of exposures, in conjunction with individual claims estimates. While generally short-tailed, the liabilities associated with these events are subject to a higher degree of uncertainty. We maintain significant reinsurance protection that greatly limits the impact that these extreme events have on net loss and loss expenses.

•
Some insured events may span multiple years and trigger multiple policies, as in the case of asbestos and environmental claims, where the injury is deemed to occur over an extended period of time. These types of losses often do not lend themselves to traditional actuarial methods. Where we deem appropriate, our experience may be analyzed without differentiating by accident year, using alternative methods and metrics. In these cases, the associated selected ultimate loss and loss expenses are then allocated to the applicable accident years for reporting.

•
Another example of non-standard methods relate to loss expenses that cannot be attributed to a specific claim (referred to as “unallocated loss expenses”). These expenses are first allocated to line of business, and alternative projection methods are then applied to estimate expenses by calendar year, which are then allocated back to the applicable accident years for reporting.

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

The combination of the IBNR estimates along with the case reserve estimates on individual claims results in our total reserves for loss and loss expense.  These reserves are expected to be sufficient for settling losses and loss reserve obligations under our policies on unpaid claims, including changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our ultimate settlement of loss and loss expense. However, the ultimate claim settlements may be higher or lower than reserves established. As our experience emerges and other information develops, we revise our reserve estimates accordingly. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. The associated impacts may be material to the results of operations in future periods.

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

(o) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service (“IRS”), the interest would be recognized as “Interest expense” and the penalties would be recognized as either “Other insurance expenses” or "Corporate expenses" on the Consolidated Statements of Income depending on the nature of what caused the occurrence of such an item.

For information regarding the impact of the the recent tax reform, refer to Note 13. "Federal Income Taxes" of this Form 10-K.

(p) Leases
We have various operating leases for office space, equipment, and fleet vehicles. Rental expense for such leases is recorded on a straight-line basis over the lease term. If a lease has a fixed and determinable escalation clause, or periods of rent holidays, the difference between rental expense and rent paid is included in "Other liabilities" in the Consolidated Balance Sheets.

In addition, we have various capital leases for computer hardware and software. These leases are accounted for as an acquisition of an asset with a corresponding obligation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

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

Note 3. Adoption of Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. We adopted this guidance in the first quarter of 2017, which resulted in the following impacts on our consolidated financial statements:
Consolidated Statements of Income
The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision as discrete items outside of the annual estimated expected tax rate. In addition, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement. Previously, these amounts were recorded in additional paid-in capital. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were adopted on a prospective basis. As a result of adoption, we recognized an income tax benefit in the Consolidated Statements of Income of $4.3 million in 2017 related to stock grants that have vested this year.

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
In October 2016, the FASB issued ASU 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). ASU 2016-17 changes how a decision maker considers indirect interests in a VIE held under common control in making the primary beneficiary determination. We adopted ASU 2016-17 in the first quarter of 2017. This adoption did not impact us, as we are not the decision maker in any of the VIEs in which we invest.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 revises the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. We adopted this guidance in the fourth quarter of 2017 and the adoption did not impact us as we amortize premium on these callable debt securities to the earliest call date.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides clarification about which changes to the terms or conditions of a share-based payment award would require the application of modification accounting. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We adopted this guidance in the fourth quarter of 2017 and the adoption did not impact us, as we currently record modifications in accordance with this ASU.

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

ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Our adoption of this guidance will require a cumulative-effect adjustment between AOCI and retained earnings on the balance sheet for approximately $25 million, which represents the after-tax unrealized gain on our equity securities portfolio as of December 31, 2017. On a pre-tax basis, the unrealized gain on our equity securities portfolio increased $13 million during 2017 and, had this literature been in effect, we would have recognized additional after-tax net income of approximately $10 million, or $0.17 per diluted share, assuming a 21% corporate tax rate.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. We anticipate that the adoption of this guidance in 2018 will result in an increase to our 2017 and 2016 operating cash flows of approximately $2 million and $3 million, respectively, reflecting adjustments for distributions received from equity method investees.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18"). ASU 2016-18, requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item containing cash, cash equivalents, and restricted cash. We currently have restricted cash associated with our participation in the National Flood Insurance Program ("NFIP") within "Other assets" on our consolidating balance sheets. This restricted cash amounted to $44.2 million, $36.9 million, and $11.9 million on December 31, 2017, 2016, and 2015, respectively. ASU 2016-18 is effective, with retrospective adoption, for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We anticipate that the adoption of this guidance in 2018 will result in increases to operating cash flows of $7 million and $25 million for 2017 and 2016, respectively. The restricted cash balance will also be included in the reconciliation of beginning and ending cash balances.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the two part goodwill impairment test, which required entities to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We intend to adopt this guidance in 2018, but do not expect it to impact our financial condition or results of operations.

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

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2017, 2016, and 2015 is as follows:

($ in thousands)	2017	2016	2015
Cash paid during the period for:
Interest	$23,905	22,098	21,892
Federal income tax	62,000	46,405	39,500

Non-cash items:
Exchange of fixed income securities, AFS	22,511	23,579	36,792
Exchange of fixed income securities, HTM	—	—	15,257
Corporate actions related to equity securities, AFS[1]	4,725	3,263	4,239
Assets acquired under capital lease arrangements	278	3,151	6,760
Non-cash purchase of property and equipment	—	78	—
1Examples of such corporate actions include non-cash acquisitions and stock-splits.

Included in "Other assets" on the Consolidated Balance Sheet was $44.2 million at December 31, 2017 and $36.9 million at December 31, 2016 of cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2017, 2016, and 2015:

($ in thousands)	2017	2016	2015
AFS securities:
Fixed income securities	$85,806	38,781	55,689
Equity securities	38,894	25,864	13,235
Total AFS securities	124,700	64,645	68,924

HTM securities:
Fixed income securities	(21)	159	300
Total HTM securities	(21)	159	300

Total net unrealized gains	124,679	64,804	69,224
Deferred income tax	(44,103)	(22,681)	(24,228)
Net unrealized gains, net of deferred income tax	80,576	42,123	44,996

Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$38,453	(2,873)	(35,398)

(b) The amortized cost, net unrealized gains and losses, carrying value, unrecognized holding gains and losses, and fair value of HTM fixed income securities were as follows:

December 31, 2017		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$25,154	84	25,238	1,023	—	26,261
Corporate securities	16,996	(105)	16,891	1,003	(55)	17,839
Total HTM fixed income securities	$42,150	(21)	42,129	2,026	(55)	44,100

December 31, 2016		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	77,466	317	77,783	2,133	—	79,916
Corporate securities	22,711	(143)	22,568	1,665	(158)	24,075
CMBS	1,220	(15)	1,205	15	—	1,220
Total HTM fixed income securities	$101,397	159	101,556	3,813	(158)	105,211

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM either through purchase or transfer from AFS; or (ii) the date that an OTTI charge is recognized on an HTM security, through the date of the balance sheet.

(c) The cost/amortized cost, unrealized gains and losses, and fair value of AFS securities were as follows:

December 31, 2017
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$49,326	647	(233)	49,740
Foreign government	18,040	526	(11)	18,555
Obligations of states and political subdivisions	1,539,307	44,245	(582)	1,582,970
Corporate securities	1,588,339	30,891	(1,762)	1,617,468
CLO and other ABS	789,152	6,508	(202)	795,458
CMBS	382,727	1,563	(841)	383,449
RMBS	709,825	6,487	(1,430)	714,882
Total AFS fixed income securities	5,076,716	90,867	(5,061)	5,162,522
AFS equity securities:
Common stock	129,696	38,287	(226)	167,757
Preferred stock	14,115	904	(71)	14,948
Total AFS equity securities	143,811	39,191	(297)	182,705
Total AFS securities	$5,220,527	130,058	(5,358)	5,345,227

December 31, 2016
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$75,139	2,230	(36)	77,333
Foreign government	26,559	322	(16)	26,865
Obligations of states and political subdivisions	1,366,287	18,610	(5,304)	1,379,593
Corporate securities	1,976,556	27,057	(5,860)	1,997,753
CLO and other ABS	527,876	1,439	(355)	528,960
CMBS	256,356	1,514	(1,028)	256,842
RMBS	524,986	3,006	(2,798)	525,194
Total AFS fixed income securities	4,753,759	54,178	(15,397)	4,792,540
AFS equity securities:
Common stock	104,663	26,250	(305)	130,608
Preferred stock	16,226	274	(355)	16,145
Total AFS equity securities	120,889	26,524	(660)	146,753
Total AFS securities	$4,874,648	80,702	(16,057)	4,939,293

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The severity of impairment on the securities in an unrealized/unrecognized loss position averaged 1% of amortized cost at December 31, 2017 and December 31, 2016. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.1 million in unrealized/unrecognized losses at December 31, 2017 and no unrealized/unrecognized losses at December 31, 2016.

December 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$23,516	(233)	250	—	23,766	(233)
Foreign government	1,481	(11)	—	—	1,481	(11)
Obligations of states and political subdivisions	107,514	(422)	14,139	(160)	121,653	(582)
Corporate securities	238,326	(1,744)	3,228	(18)	241,554	(1,762)
CLO and other ABS	74,977	(196)	1,655	(6)	76,632	(202)
CMBS	154,267	(773)	5,214	(68)	159,481	(841)
RMBS	269,485	(1,285)	11,200	(145)	280,685	(1,430)
Total AFS fixed income securities	869,566	(4,664)	35,686	(397)	905,252	(5,061)
AFS equity securities:
Common stock	4,727	(226)	—	—	4,727	(226)
Preferred stock	3,833	(71)	—	—	3,833	(71)
Total AFS equity securities	8,560	(297)	—	—	8,560	(297)
Total AFS securities	$878,126	(4,961)	35,686	(397)	913,812	(5,358)

December 31, 2016	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$6,419	(36)	—	—	$6,419	$(36)
Foreign government	13,075	(16)	—	—	13,075	(16)
Obligations of states and political subdivisions	306,509	(5,304)	—	—	306,509	(5,304)
Corporate securities	462,902	(5,771)	4,913	(89)	467,815	(5,860)
CLO and other ABS	189,795	(354)	319	(1)	190,114	(355)
CMBS	82,492	(1,021)	1,645	(7)	84,137	(1,028)
RMBS	279,480	(2,489)	8,749	(309)	288,229	(2,798)
Total AFS fixed income securities	1,340,672	(14,991)	15,626	(406)	1,356,298	(15,397)
AFS equity securities:
Common stock	11,271	(305)	—	—	11,271	(305)
Preferred stock	6,168	(355)	—	—	6,168	(355)
Total AFS equity securities	17,439	(660)	—	—	17,439	(660)
Total AFS securities	$1,358,111	(15,651)	15,626	(406)	$1,373,737	$(16,057)

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

(e) Fixed income securities at December 31, 2017, by contractual maturity are shown below. MBS are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at December 31, 2017:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$315,857	10,997	11,168
Due after one year through five years	2,099,529	23,035	24,235
Due after five years through 10 years	2,510,294	8,097	8,697
Due after 10 years	236,842	—	—
Total fixed income securities	$5,162,522	42,129	44,100

(f) The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2017			December 31, 2016
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$52,251	99,026	151,277	41,135	76,774	117,909
Private credit	37,743	94,959	132,702	28,193	40,613	68,806
Real assets	25,379	27,014	52,393	14,486	22,899	37,385
Total alternative investments	115,373	220,999	336,372	83,814	140,286	224,100
Other securities[2]	16,895	—	16,895	18,583	3,400	21,983
Total other investments	$132,268	220,999	353,267	102,397	143,686	246,083
1The maximum exposure to loss includes both the carrying value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.
2 Other securities primarily consists of tax credit investments.

We have reviewed various investments included in the table above and have concluded that they are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required. We do not have a future obligation to fund losses or debts on behalf of these investments; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We have not provided any non-contractual financial support at any time during 2017 or 2016.

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

•	Real Estate: This strategy invests in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

Our alternative investment strategies generally employ low or moderate levels of leverage and use hedging only to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments in the limited partnerships. We anticipate that the general partners of these alternative investments will liquidate their underlying investment portfolios through 2032.

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

Balance Sheet Information
September 30,
($ in millions)	2017	2016
Investments	$21,046	11,244
Total assets	22,357	12,075
Total liabilities	4,767	1,802
Total partners’ capital	17,590	10,273

Income Statement Information
12 months ended September 30,
($ in millions)	2017	2016	2015
Net investment (loss) income	$(143)	(44)	129
Realized gains	325	1,374	1,187
Net change in unrealized appreciation (depreciation)	2,894	(719)	(1,364)
Net income	$3,076	611	(48)

Insurance Subsidiaries' alternative investments income (loss)	12.7	3.1	(1.9)

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of December 31, 2017 or December 31, 2016.

(h) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2017 to comply with insurance laws. We retain all rights regarding securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2017:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$3.0	—	22.6	25.6
Obligations of states and political subdivisions	—	—	3.1	3.1
CMBS	6.2	14.1	—	20.3
RMBS	56.3	59.6	—	115.9
Total pledged as collateral	$65.5	73.7	25.7	164.9

(i) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2017	2016	2015
Fixed income securities	$153,230	129,306	123,230
Equity securities	6,442	7,368	9,161
Short-term investments	1,526	686	112
Other investments	12,871	2,940	(1,890)
Investment expenses	(12,187)	(9,546)	(9,297)
Net investment income earned	$161,882	130,754	121,316

(j) The following tables summarize OTTI by asset type for the periods indicated:

2017			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
U.S. government and government agencies	$36	—	36
Obligations of states and political subdivisions	612	—	612
Corporate securities	587	—	587
CLO and other ABS	96	—	96
CMBS	670	—	670
RMBS	1,183	(36)	1,219
Total AFS fixed income securities	3,184	(36)	3,220
AFS equity securities:
Common stock	1,435	—	1,435
Total AFS equity securities	1,435	—	1,435
Other investments	$190	—	190
Total OTTI losses	$4,809	(36)	4,845

2016			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Obligations of states and political subdivisons	$2,797	—	2,797
Corporate securities	1,880	—	1,880
CLO and other ABS	19	—	19
CMBS	220	—	220
RMBS	275	10	265
Total AFS fixed income securities	5,191	10	5,181
AFS equity securities:
Common stock	3,316	—	3,316
Preferred stock	2	—	2
Total AFS equity securities	3,318	—	3,318
Total OTTI losses	$8,509	10	8,499

2015			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Corporate securities	$2,188	—	2,188
RMBS	1	—	1
Total AFS fixed income securities	2,189	—	2,189
AFS equity securities:
Common stock	15,996	—	15,996
Preferred stock	181	—	181
Total AFS equity securities	16,177	—	16,177
Total OTTI losses	$18,366	—	18,366

The majority of the OTTI charges in both 2017 and 2016 were on securities for which we had the intent to sell to facilitate our fixed income strategy change to more actively manage the portfolio to maximize after-tax income and total return, while maintaining a similar level of credit quality and duration risk. Charges in 2015 related to equity securities for which we had the intent to sell in relation to our high-dividend yield strategy, with the remaining charges relating to securities that we did not believe would recover in the near term.

(k) The components of net realized gains, excluding OTTI charges, were as follows:

($ in thousands)	2017	2016	2015
HTM fixed income securities
Gains	$44	3	5
Losses	(1)	(1)	(1)
AFS fixed income securities
Gains	10,193	7,741	4,515
Losses	(3,292)	(11,411)	(312)
AFS equity securities
Gains	5,829	8,108	29,168
Losses	(1,200)	(864)	(1,347)
Short-term investments
Gains	2	—	—
Losses	(6)	(13)	—
Other investments
Gains	494	3	162
Losses	(859)	(4)	(653)
Total net realized investment gains	$11,204	3,562	31,537

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS securities were $1,235.9 million in 2017, $1,046.1 million in 2016, and $234.1 million in 2015.

Net realized gains in the table above were driven by the following:

•	2017: A higher trading volume in our fixed income securities portfolio related to a more active external investment management approach and opportunistic sales in our equity portfolio.

•	2016: A repositioning of our equity portfolio partially offset by net losses in our AFS fixed income portfolio related to the change in our strategy to more actively manage this portfolio.

•
2015: A change in our dividend strategy from a quantitative, model-driven stock selection strategy to a fundamentally-based stock selection approach that incorporates an assessment of the sustainability and growth rate of a company's dividends and future cash flow.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2017, 2016, and 2015 were as follows:

2017
($ in thousands)	Gross	Tax	Net
Net income	$261,968	93,142	168,826
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	66,894	23,879	43,015
Non-credit portion of OTTI recognized in OCI	36	13	23
Amounts reclassified into net income:
HTM securities	(179)	(63)	(116)
Non-credit OTTI	104	36	68
Realized gains on AFS securities	(6,979)	(2,442)	(4,537)
Net unrealized gains	59,876	21,423	38,453
Defined benefit pension and post-retirement plans:
Net actuarial loss	(4,684)	(984)	(3,700)
Amounts reclassified into net income:
Net actuarial loss	2,102	735	1,367
Defined benefit pension and post-retirement plans	(2,582)	(249)	(2,333)
Other comprehensive income	57,294	21,174	36,120
Comprehensive income	$319,262	114,316	204,946

2016
($ in thousands)	Gross	Tax	Net
Net income	$219,955	61,460	158,495
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(9,195)	(3,218)	(5,977)
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(141)	(49)	(92)
Non-credit OTTI	213	75	138
Realized losses on AFS securities	4,713	1,649	3,064
Net unrealized losses	(4,420)	(1,547)	(2,873)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,079)	(4,227)	(7,852)
Amounts reclassified into net income:
Net actuarial loss	6,462	2,262	4,200
Defined benefit pension and post-retirement plans	(5,617)	(1,965)	(3,652)
Other comprehensive loss	(10,037)	(3,512)	(6,525)
Comprehensive income	$209,918	57,948	151,970

2015
($ in thousands)	Gross	Tax	Net
Net income	$232,692	66,831	165,861
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(40,221)	(14,078)	(26,143)
Amounts reclassified into net income:
HTM securities	(580)	(203)	(377)
Non-credit OTTI	357	125	232
Realized gains on AFS securities	(14,016)	(4,906)	(9,110)
Net unrealized losses	(54,460)	(19,062)	(35,398)
Defined benefit pension and post-retirement plans:
Net actuarial gain	2,438	853	1,585
Amounts reclassified into net income:
Net actuarial loss	7,077	2,477	4,600
Defined benefit pension and post-retirement plans	9,515	3,330	6,185
Other comprehensive loss	(44,945)	(15,732)	(29,213)
Comprehensive income	$187,747	51,099	136,648

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2017 and 2016 were as follows:

	Net Unrealized (Loss) Gain on Investment Securities
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal	Defined Benefit Pension and Post- retirement Plans	Total AOCI
Balance, December 31, 2015	$(282)	194	45,083	44,995	(54,420)	(9,425)
OCI before reclassifications	(6)	—	(5,977)	(5,983)	(7,852)	(13,835)
Amounts reclassified from AOCI	138	(92)	3,064	3,110	4,200	7,310
Net current period OCI	132	(92)	(2,913)	(2,873)	(3,652)	(6,525)
Balance, December 31, 2016	(150)	102	42,170	42,122	(58,072)	(15,950)
OCI before reclassifications	23	—	43,015	43,038	(3,700)	39,338
Amounts reclassified from AOCI	68	(116)	(4,537)	(4,585)	1,367	(3,218)
Net current period OCI	91	(116)	38,478	38,453	(2,333)	36,120
Balance, December 31, 2017	$(59)	(14)	80,648	80,575	(60,405)	20,170

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2017	Year ended December 31, 2016	Affected Line Item in the Consolidated Statements of Income
OTTI related
Non-credit OTTI on disposed securities	$104	213	Net realized gains (losses)
	104	213	Income before federal income tax
	(36)	(75)	Total federal income tax expense
	68	138	Net income
HTM related
Unrealized losses on HTM disposals	32	169	Net realized gains (losses)
Amortization of net unrealized gains on HTM securities	(211)	(310)	Net investment income earned
	(179)	(141)	Income before federal income tax
	63	49	Total federal income tax expense
	(116)	(92)	Net income
Realized (losses) gains on AFS
Realized (losses) gains on AFS disposals	(6,979)	4,713	Net realized gains (losses)
	(6,979)	4,713	Income before federal income tax
	2,442	(1,649)	Total federal income tax expense
	(4,537)	3,064	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	450	1,486	Loss and loss expense incurred
	1,652	4,976	Other insurance expenses
Total defined benefit pension and post-retirement life	2,102	6,462	Income before federal income tax
	(735)	(2,262)	Total federal income tax expense
	1,367	4,200	Net income

Total reclassifications for the period	$(3,218)	7,310	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$42,129	44,100	101,556	105,211
AFS	5,162,522	5,162,522	4,792,540	4,792,540
Equity securities, AFS	182,705	182,705	146,753	146,753
Short-term investments	165,555	165,555	221,701	221,701

Long-term debt:
7.25% Senior Notes	49,904	61,391	49,901	56,148
6.70% Senior Notes	99,446	116,597	99,430	108,333
5.875% Senior Notes	185,000	186,332	185,000	176,860
1.61% Borrowings from FHLBNY	25,000	24,270	25,000	24,286
1.56% Borrowings from FHLBNY	25,000	24,210	25,000	24,219
3.03% Borrowings from FHLBI	60,000	60,334	60,000	59,313
Subtotal long-term debt	444,350	473,134	444,331	449,159
Unamortized debt issuance costs	(5,234)		(5,664)
Total long-term debt	$439,116		438,667

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2017 and 2016:

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$49,740	24,652	25,088	—
Foreign government	18,555	—	18,555	—
Obligations of states and political subdivisions	1,582,970	—	1,582,970	—
Corporate securities	1,617,468	—	1,617,468	—
CLO and other ABS	795,458	—	795,458	—
CMBS	383,449	—	376,895	6,554
RMBS	714,882	—	714,882	—
Total AFS fixed income securities	5,162,522	24,652	5,131,316	6,554
AFS equity securities:
Common stock[2]	167,757	138,640	—	5,398
Preferred stock	14,948	14,948	—	—
Total AFS equity securities	182,705	153,588	—	5,398
Total AFS securities	5,345,227	178,240	5,131,316	11,952
Short-term investments	165,555	165,555	—	—
Total assets measured at fair value	$5,510,782	343,795	5,131,316	11,952

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$77,333	27,520	49,813	—
Foreign government	26,865	—	26,865	—
Obligations of states and political subdivisions	1,379,593	—	1,379,593	—
Corporate securities	1,997,753	—	1,997,753	—
CLO and other ABS	528,960	—	528,960	—
CMBS	256,842	—	256,842	—
RMBS	525,194	—	525,194	—
Total AFS fixed income securities	4,792,540	27,520	4,765,020	—
AFS equity securities:
Common stock	130,608	122,932	—	7,676
Preferred stock	16,145	16,145	—	—
Total AFS equity securities	146,753	139,077	—	7,676
Total AFS securities	4,939,293	166,597	4,765,020	7,676
Short-term investments	221,701	221,701	—	—
Total assets measured at fair value	$5,160,994	388,298	4,765,020	7,676
1 There were no transfers of securities between Level 1 and Level 2.
2 In accordance with ASU 2015-07, investments amounting to $23.7 million at December 31, 2017, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information during 2017:

2017
($ in thousands)	CMBS	Common Stock
Fair value, December 31, 2016	$—	7,676
Total net (losses) gains for the period included in:
OCI	4	—
Net income	—	—
Purchases	6,550	3,780
Sales	—	(3,958)
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	(2,100)
Fair value, December 31, 2017	$6,554	$5,398

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at December 31, 2017 and 2016:

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$26,261	—	26,261	—
Corporate securities	17,839	—	12,306	5,533
Total HTM fixed income securities	$44,100	—	38,567	5,533
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	116,597	—	116,597	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% Borrowings from FHLBNY	24,270	—	24,270	—
1.56% Borrowings from FHLBNY	24,210	—	24,210	—
3.03% Borrowings from FHLBI	60,334	—	60,334	—
Total long-term debt	$473,134	186,332	286,802	—

December 31, 2016		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$79,916	—	79,916	—
Corporate securities	24,075	—	16,565	7,510
CMBS	1,220	—	1,220	—
Total HTM fixed income securities	$105,211	—	97,701	7,510
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$56,148	—	56,148	—
6.70% Senior Notes	108,333	—	108,333	—
5.875% Senior Notes	176,860	176,860	—	—
1.61% Borrowings from FHLBNY	24,286	—	24,286	—
1.56% Borrowings from FHLBNY	24,219	—	24,219	—
3.03% Borrowings from FHLBI	59,313	—	59,313	—
Total long-term debt	$449,159	176,860	272,299	—

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

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2018, our deductible is approximately $323 million. For losses above the deductible, the federal government will pay 82% of losses to an industry limit of $100 billion, and the insurer retains 18%. The federal share of losses will be reduced by 1% each year to 80% by 2020.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. In addition to this direct counterparty credit risk, we have indirect counterparty credit risk as our reinsurers often enter into their own reinsurance programs, or retrocessions, as part of managing their exposure to large losses. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $4.6 million at December 31, 2017 and $5.5 million at December 31, 2016.

The following table represents our total reinsurance balances segregated by reinsurer to depict our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2017		As of December 31, 2016
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$594,832		$621,537
Total prepaid reinsurance premiums	153,493		146,282
Total reinsurance balance	748,325		767,819

Federal and state pools[1]:
NFIP	204,161	27%	211,181	27%
New Jersey Unsatisfied Claim Judgment Fund	62,947	9	65,574	9
Other	3,634	—	3,227	—
Total federal and state pools	270,742	36	279,982	36
Remaining reinsurance balance	$477,583	64	$487,837	64

Munich Re Group (A.M. Best rated "A+")	$117,460	16	$119,520	16
Hannover Ruckversicherungs AG (A.M. Best rated "A+")	101,652	14	106,298	13
AXIS Reinsurance Company (A.M. Best rated "A+")	62,396	8	59,737	8
Swiss Re Group (A.M. Best rated "A+")	40,772	5	50,494	7
Partner Reinsurance Company of the U.S. (A.M. Best rated “A”)	16,925	2	21,125	3
All other reinsurers	138,378	19	130,663	17
Total reinsurers	477,583	64%	487,837	64%
Less: collateral[2]	(122,413)		(113,763)
Reinsurers, net of collateral	$355,170		$374,074
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred:

($ in thousands)	2017	2016	2015
Premiums written:
Direct	$2,733,459	2,577,259	2,403,519
Assumed	26,685	28,779	23,848
Ceded	(389,503)	(368,750)	(357,463)
Net	$2,370,641	2,237,288	2,069,904

Premiums earned:
Direct	$2,647,488	2,484,715	2,330,267
Assumed	25,831	28,214	23,209
Ceded	(382,292)	(363,357)	(363,567)
Net	$2,291,027	2,149,572	1,989,909

Loss and loss expense incurred:
Direct	$1,570,678	1,560,356	1,274,872
Assumed	17,588	22,708	16,996
Ceded	(243,192)	(348,267)	(143,327)
Net	$1,345,074	1,234,797	1,148,541

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, and loss and loss expense are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2017	2016	2015
Ceded premiums written	$(241,345)	(232,245)	(228,907)
Ceded premiums earned	(235,088)	(227,882)	(233,940)
Ceded loss and loss expense incurred	(160,922)	(239,891)	(62,078)

Note 9. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2017	2016	2015
Gross reserves for loss and loss expense, at beginning of year	$3,691,719	3,517,728	3,477,870
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	611,200	551,019	571,978
Net reserves for loss and loss expense, at beginning of year	3,080,519	2,966,709	2,905,892
Incurred loss and loss expense for claims occurring in the:
Current year	1,384,266	1,300,565	1,217,550
Prior years	(39,192)	(65,768)	(69,009)
Total incurred loss and loss expense	1,345,074	1,234,797	1,148,541
Paid loss and loss expense for claims occurring in the:
Current year	497,486	450,811	446,550
Prior years	742,722	670,176	641,174
Total paid loss and loss expense	1,240,208	1,120,987	1,087,724
Net reserves for loss and loss expense, at end of year	3,185,385	3,080,519	2,966,709
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	585,855	611,200	551,019
Gross reserves for loss and loss expense at end of year	$3,771,240	3,691,719	3,517,728

Our net loss and loss expense reserves increased by $104.9 million in 2017, $113.8 million in 2016, and $60.8 million in 2015. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $64.8 million for 2017, $64.9 million for 2016, and $62.1 million for 2015. The changes in the net loss and loss expense reserves were the result of growth in exposures, anticipated loss trends, payments of claims, and normal reserve changes inherent in the uncertainty in establishing reserves for loss and loss expense. As additional information is collected in the loss settlement process, reserves are adjusted accordingly. These adjustments are reflected in the Consolidated Statements of Income in the period in which such adjustments are identified. These changes could have a material impact on the results of operations of future periods when the adjustments are made.

In 2017, we experienced overall net favorable prior year loss development of $39.2 million, compared to $65.8 million in 2016 and $69.0 million in 2015. The following table summarizes the prior year development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2017	2016	2015
General Liability	$(48.3)	(45.0)	(51.0)
Commercial Automobile	35.6	25.3	2.4
Workers Compensation	(52.3)	(56.0)	(37.0)
Businessowners' Policies	1.9	1.8	2.2
Commercial Property	8.7	0.3	(3.0)
Homeowners	0.4	1.7	1.5
Personal Automobile	6.7	1.0	0.4
E&S Casualty Lines	10.0	6.0	16.0
Other	(1.9)	(0.9)	(0.5)
Total	$(39.2)	(65.8)	(69.0)

The Insurance Subsidiaries had $39.2 million of favorable prior accident year development during 2017, which included $48.6 million of net favorable casualty development and $9.4 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business, including products liability and excess liability. Partially offsetting this net favorable development was $36.0 million of unfavorable casualty development in the commercial auto line of business. In addition, our E&S casualty lines experienced unfavorable development of $10.0 million in 2017.

The majority of the 2017 net favorable development was attributable to accident years 2016 and prior, driven by the general liability and workers compensation lines of business. This net favorable development was partially offset by unfavorable development in accident years 2015 and 2016 attributable to our commercial auto and E&S casualty lines of business. The unfavorable development in our commercial auto line of business was driven primarily by bodily injury liability for accident years 2012 through 2016, driven by higher than expected frequency and severity.

The Insurance Subsidiaries had $65.8 million of favorable prior accident year development during 2016, which included $69.0 million of net favorable casualty development and $3.2 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business, including products liability and excess liability. Partially offsetting this net favorable development was $25.0 million of unfavorable casualty development in the commercial automobile line of business. In addition, our E&S casualty lines experienced unfavorable development of $6.0 million in 2016.

The majority of the 2016 net favorable development was attributable to accident years 2013 and prior, driven by the workers compensation and general liability lines of business. This net favorable development was partially offset by unfavorable development in accident years 2014 and 2015 attributable to our commercial auto and E&S casualty lines of business. The unfavorable development in our commercial auto line of business was driven primarily by bodily injury liability for accident years 2014 and 2015. The unfavorable development in accident year 2014 was driven by higher than expected severity, whereas accident year 2015 was driven by higher than expected frequency and severity.

The Insurance Subsidiaries had $69.0 million of favorable prior accident year development during 2015, which included $67.0 million of net favorable casualty development and $2.0 million of favorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Our E&S casualty lines experienced unfavorable development of $16.0 million in 2015.

The majority of the 2015 net favorable development was attributable to accident years 2009 through 2013, driven by the workers compensation and general liability lines of business. This net favorable development was partially offset by unfavorable development in accident years 2012 through 2014 attributable to our E&S casualty lines of business.

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

The following table details our loss and loss expense reserves for various asbestos and environmental claims:

	2017
($ in millions)	Gross	Net
Asbestos	$7.6	6.3
Landfill sites	12.4	7.7
Underground storage tanks	8.4	7.2
Total	$28.4	21.2

Reserves for asbestos and environmental claims are highly uncertain. There are significant uncertainties associated with estimating critical assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Estimating IBNR is challenging because of the delayed and inconsistent reporting patterns associated with these claims. Traditional actuarial approaches cannot be applied because past loss history is not necessarily indicative of future behavior. While certain alternative projection models can be applied, such models can produce significantly different results with small changes in assumptions. As a result, reserves for asbestos and environmental require a high degree of judgment. Because of the significant uncertainty in the estimate, we do not calculate an asbestos and environmental loss range.

Historically, our asbestos and environmental claims have been significantly lower in volume than many other standard commercial lines carriers since, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s, we were primarily a Standard Personal Lines carrier and therefore do not have broad exposure to asbestos and environmental claims. Additionally, we are the primary insurance carrier on the majority of these exposures, which provides more certainty in our reserve position compared to other insurance carriers.

The following table provides a roll forward of gross and net asbestos and environmental incurred loss and loss expense and related reserves thereon:

	2017		2016		2015
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$7,847	6,615	8,024	6,793	8,751	7,314
Incurred loss and loss expense	—	—	77	77	(428)	(77)
Less: loss and loss expense paid	(270)	(269)	(254)	(255)	(299)	(444)
Reserves for loss and loss expense at the end of year	$7,577	6,346	7,847	6,615	8,024	6,793

Environmental
Reserves for loss and loss expense at beginning of year	$22,115	16,101	22,387	16,368	21,902	15,680
Incurred loss and loss expense	126	—	1,406	1,303	3,396	3,397
Less: loss and loss expense paid	(1,403)	(1,235)	(1,678)	(1,570)	(2,911)	(2,709)
Reserves for loss and loss expense at the end of year	$20,838	14,866	22,115	16,101	22,387	16,368

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$29,962	22,716	30,411	23,161	30,653	22,994
Incurred loss and loss expense	126	—	1,483	1,380	2,968	3,320
Less: loss and loss expense paid	(1,673)	(1,504)	(1,932)	(1,825)	(3,210)	(3,153)
Reserves for loss and loss expense at the end of year	$28,415	21,212	29,962	22,716	30,411	23,161

(c) The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities. During the experience period, we implemented a series of claims-related initiatives and claims management changes. These initiatives focused on claims handling and reserving, medical claims costs, and loss adjustment expenses. As a result of these initiatives, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$957,247	988,584	990,931	964,862	947,306	936,975	927,958	931,785	926,017	923,978	41,791	85,338
2009		920,143	941,972	916,691	883,590	870,057	869,927	857,960	853,401	848,413	41,937	85,575
2010			950,114	973,742	977,959	956,600	943,118	922,404	915,131	907,074	50,293	94,258
2011				1,042,576	1,061,667	1,062,233	1,056,107	1,033,518	1,023,726	1,019,351	63,891	104,500
2012					1,065,437	1,071,290	1,020,655	998,028	973,089	973,644	77,542	103,745
2013						1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	116,449	90,755
2014							1,107,513	1,133,798	1,146,990	1,124,014	171,913	94,375
2015								1,114,081	1,130,513	1,144,830	256,758	92,891
2016									1,188,608	1,203,634	416,010	92,191
2017										1,270,110	634,863	88,941
									Total	10,417,364

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$286,314	489,633	609,851	690,016	764,196	798,996	819,280	839,392	853,769	860,745
2009		277,275	442,417	540,982	634,902	695,249	736,100	760,589	775,885	784,713
2010			328,826	509,910	625,229	704,895	773,536	803,773	823,770	835,532
2011				391,944	585,867	692,730	782,655	852,202	901,801	924,111
2012					378,067	555,819	651,544	743,742	810,135	856,195
2013						335,956	518,872	644,475	748,758	833,823
2014							405,898	614,075	736,154	855,959
2015								376,641	581,203	725,385
2016									387,272	617,958
2017										433,440
									Total	7,727,861
					All outstanding liabilities before 2008, net of reinsurance					352,192
				Liabilities for loss and loss adjustment expenses, net of reinsurance						3,041,694

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$250,239	243,755	243,536	234,770	233,712	224,236	219,551	221,640	221,203	219,617	14,326	13,769
2009		237,913	241,625	233,530	223,146	212,947	211,243	206,387	205,741	201,568	17,629	13,841
2010			215,208	228,680	242,499	237,154	222,328	211,619	208,968	202,394	18,403	12,672
2011				227,769	228,720	239,480	230,785	217,256	211,196	212,011	25,729	11,579
2012					238,979	245,561	215,083	194,144	175,305	175,268	27,702	9,922
2013						250,609	251,421	239,776	225,709	210,785	53,014	10,226
2014							244,312	249,946	257,132	239,333	80,168	10,391
2015								254,720	245,710	246,990	124,639	9,987
2016									277,214	272,048	178,904	9,617
2017										293,747	249,085	8,194
									Total	2,273,761

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$16,397	45,595	82,421	113,088	151,055	166,394	176,873	186,896	194,257	198,360
2009		14,346	37,143	64,970	103,213	130,554	151,920	166,767	176,316	180,621
2010			15,726	46,201	80,018	113,050	143,360	161,487	172,394	178,179
2011				13,924	42,692	73,643	102,978	135,377	159,768	170,525
2012					13,030	35,241	56,580	89,008	109,448	130,866
2013						12,789	35,113	72,127	104,587	139,114
2014							14,901	46,825	79,972	121,969
2015								14,665	39,978	78,668
2016									15,684	46,549
2017										17,366
									Total	1,262,217
					All outstanding liabilities before 2008, net of reinsurance					80,514
				Liabilities for loss and loss adjustment expenses, net of reinsurance						1,092,058

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$219,616	243,186	255,810	250,423	241,921	245,993	244,100	243,512	238,836	238,218	25,993	14,401
2009		197,504	215,946	213,036	210,109	210,756	216,992	212,536	208,611	208,142	22,575	12,217
2010			198,371	214,469	212,815	211,030	214,916	212,448	208,155	204,423	28,964	12,184
2011				205,238	218,973	214,743	215,114	210,591	205,708	200,674	32,881	11,845
2012					203,864	208,036	199,360	195,197	188,596	187,359	36,233	11,605
2013						199,794	194,318	187,658	173,160	166,662	34,776	11,366
2014							199,346	187,065	182,579	172,515	42,869	10,482
2015								193,729	194,639	183,604	42,287	10,530
2016									196,774	184,946	70,424	10,509
2017										195,202	112,086	10,182
									Total	1,941,745

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$39,628	100,678	139,144	158,083	171,403	180,556	188,206	191,265	195,962	198,512
2009		37,885	87,299	117,019	133,116	145,417	154,726	160,529	164,336	167,894
2010			46,795	93,281	122,442	137,184	149,086	153,795	158,078	162,796
2011				42,941	90,836	118,847	134,646	139,232	149,269	154,320
2012					40,911	86,909	108,211	122,755	132,052	139,477
2013						36,829	74,568	96,376	109,739	118,669
2014							35,924	78,944	100,876	113,626
2015								33,857	77,320	98,195
2016									34,525	78,531
2017										40,375
									Total	1,272,395
					All outstanding liabilities before 2008, net of reinsurance					247,121
				Liabilities for loss and loss adjustment expenses, net of reinsurance						916,471

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$196,370	195,823	190,349	187,100	187,417	182,785	180,902	183,736	183,618	183,151	736	24,129
2009		199,541	191,079	182,724	169,858	166,682	162,911	161,251	161,923	161,300	897	24,652
2010			187,562	189,305	187,778	181,923	179,854	172,969	173,157	173,471	1,491	25,301
2011				174,006	183,044	182,325	178,421	172,617	174,882	174,514	2,937	25,272
2012					179,551	191,947	183,527	184,289	184,367	186,128	3,880	23,889
2013						188,289	205,282	209,197	207,994	210,410	8,258	25,392
2014							200,534	212,725	216,824	219,925	19,053	27,338
2015								220,994	240,958	253,074	36,137	28,818
2016									255,187	274,367	71,303	30,480
2017										301,274	132,814	30,187
									Total	2,137,614

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$69,053	104,711	130,857	151,741	166,487	173,795	175,244	180,779	181,779	181,979
2009		63,126	94,406	113,697	137,564	149,949	155,560	158,303	159,723	160,013
2010			68,098	99,254	128,015	146,913	163,513	167,227	169,100	169,793
2011				69,849	99,196	121,576	142,507	157,291	166,082	170,000
2012					73,316	105,371	127,235	148,669	168,114	176,656
2013						76,469	109,893	140,015	169,850	189,626
2014							80,810	117,169	148,884	180,701
2015								91,347	132,260	175,866
2016									106,022	155,720
2017										117,287
									Total	1,677,641
					All outstanding liabilities before 2008, net of reinsurance					4,158
				Liabilities for loss and loss adjustment expenses, net of reinsurance						464,131

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$39,660	38,986	39,334	32,974	30,250	29,793	31,066	31,340	30,967	31,065	192	3,258
2009		48,535	51,762	46,645	43,828	43,553	44,938	44,299	44,273	43,933	272	3,474
2010			53,669	49,285	42,408	39,915	40,899	40,581	41,239	41,197	697	3,917
2011				54,469	57,083	51,047	58,242	59,256	58,966	58,456	1,080	4,959
2012					54,342	48,029	46,303	44,172	44,077	43,747	756	5,540
2013						49,617	42,618	41,005	40,624	41,369	3,192	3,479
2014							55,962	60,949	62,548	59,806	5,952	4,054
2015								52,871	53,768	57,245	10,256	3,913
2016									52,335	53,792	11,938	3,757
2017										46,624	15,252	3,462
									Total	477,234

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$15,019	21,765	24,449	25,738	28,026	28,660	28,589	29,778	30,873	30,873
2009		18,915	29,612	32,689	36,073	40,052	42,895	43,358	43,448	43,547
2010			20,821	28,131	31,027	34,705	37,819	38,900	40,279	40,395
2011				27,884	37,362	41,011	46,444	52,114	55,856	57,045
2012					22,199	31,833	35,089	37,215	38,766	40,627
2013						17,412	26,592	30,845	34,760	37,993
2014							28,914	40,584	44,911	49,460
2015								24,189	36,014	42,710
2016									24,655	36,848
2017										21,865
									Total	401,363
					All outstanding liabilities before 2008, net of reinsurance					7,292
				Liabilities for loss and loss adjustment expenses, net of reinsurance						83,163

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$97,578	102,860	101,436	101,470	101,265	101,702	101,043	100,881	101,043	101,054	2	7,604
2009		82,619	82,124	82,025	82,014	80,774	80,455	80,558	80,545	80,416	4	7,009
2010			105,647	96,851	97,386	96,127	95,530	95,363	95,178	95,155	5	7,667
2011				136,954	131,667	130,942	131,282	131,353	131,113	131,049	4	9,036
2012					118,464	114,224	115,375	116,658	117,102	117,170	24	8,514
2013						88,101	90,639	90,103	90,005	90,436	42	5,709
2014							141,192	136,249	136,820	138,751	126	6,512
2015								110,270	109,513	111,750	261	6,398
2016									121,927	126,185	804	6,686
2017										138,773	8,794	6,358
									Total	1,130,739

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$68,211	98,921	100,465	99,288	100,213	100,752	100,908	100,868	101,034	101,032
2009		59,933	78,695	80,433	80,894	80,251	80,352	80,529	80,509	80,405
2010			69,543	91,918	94,602	95,111	95,270	95,147	95,156	95,150
2011				94,538	127,580	129,579	130,681	131,060	131,115	131,089
2012					81,528	108,834	111,503	114,699	116,291	116,625
2013						60,244	87,874	90,446	90,350	90,840
2014							101,131	132,909	136,634	137,883
2015								79,048	106,182	109,829
2016									83,966	118,789
2017										99,047
									Total	1,080,689
					All outstanding liabilities before 2008, net of reinsurance					250
				Liabilities for loss and loss adjustment expenses, net of reinsurance						50,300

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$100,311	106,999	106,842	103,934	100,213	99,912	99,686	99,255	99,116	99,270	191	16,042
2009		93,808	103,319	105,033	103,908	104,734	103,866	103,393	103,412	103,348	191	17,346
2010			103,340	110,075	112,346	109,515	107,490	107,405	107,224	107,054	222	20,822
2011				113,232	116,164	113,686	112,993	114,241	113,830	113,988	284	22,700
2012					113,771	114,921	109,832	109,324	110,294	110,300	728	22,332
2013						108,417	109,620	106,225	106,703	107,759	851	22,371
2014							102,250	109,325	106,757	107,452	2,554	22,499
2015								96,387	99,698	100,214	6,541	20,840
2016									92,727	98,032	11,651	19,747
2017										101,880	22,284	19,818
									Total	1,049,297

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$50,396	73,194	84,715	91,834	95,932	97,723	98,174	98,604	98,668	98,810
2009		51,039	71,911	86,431	96,229	100,566	102,187	102,322	102,437	103,009
2010			58,786	82,490	95,300	101,540	104,061	105,849	106,453	106,733
2011				61,323	82,102	93,878	105,068	111,085	112,732	113,551
2012					63,704	82,729	94,842	102,977	107,890	109,355
2013						61,384	80,861	92,637	100,528	105,131
2014							62,519	83,739	92,589	99,173
2015								58,725	76,470	87,163
2016									57,961	76,823
2017										62,854
									Total	962,602
					All outstanding liabilities before 2008, net of reinsurance					5,862
				Liabilities for loss and loss adjustment expenses, net of reinsurance						92,557

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$41,224	41,747	39,342	39,203	38,062	38,410	38,111	38,042	38,045	38,038	56	5,139
2009		47,636	44,511	42,609	40,313	61,927	40,400	40,465	40,457	40,451	73	5,633
2010			68,373	67,525	63,285	97,761	62,462	62,402	62,339	62,392	84	9,131
2011				103,804	98,211	82,744	94,167	94,543	94,183	94,378	159	15,106
2012					87,260	82,745	86,560	86,667	86,271	86,330	180	16,936
2013						73,670	72,528	71,494	72,145	71,714	284	7,747
2014							80,111	82,461	83,637	83,844	1,146	8,762
2015								76,637	76,400	76,559	2,744	7,724
2016									60,105	60,931	2,067	6,820
2017										59,167	5,315	6,651
									Total	673,804

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$21,277	33,535	36,271	37,086	37,763	37,837	37,933	37,939	37,930	37,928
2009		28,299	36,965	38,078	39,342	39,731	39,819	39,907	40,189	40,269
2010			43,699	58,638	60,295	61,106	62,155	62,227	62,241	62,272
2011				71,668	89,963	91,718	92,185	93,312	93,720	94,007
2012					69,056	79,584	82,720	84,250	85,196	85,562
2013						50,664	65,528	67,838	69,775	71,776
2014							61,561	76,007	79,751	81,664
2015								52,589	70,078	72,202
2016									42,252	57,333
2017										45,466
									Total	648,479
					All outstanding liabilities before 2008, net of reinsurance					5,403
				Liabilities for loss and loss adjustment expenses, net of reinsurance						30,728

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2017
Accident Year	Unaudited							IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017
2008	$92	169	146	119	52	(162)	119	—	35
2009	885	1,053	938	728	710	96	737	—	274
2010	3,294	4,106	3,369	4,299	3,831	3,055	4,932	—	804
2011	8,127	7,102	9,853	12,207	10,273	9,652	10,228	361	1,316
2012		42,367	42,621	43,175	46,149	46,165	45,988	7,313	2,006
2013			55,468	60,309	67,099	69,112	67,647	15,326	2,219
2014				55,316	63,505	69,929	71,719	18,224	1,987
2015					75,498	76,432	82,404	32,909	2,606
2016						94,451	96,416	65,489	2,454
2017							91,438	79,354	1,760
						Total	471,628

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017
2008	$—	24	70	80	79	92	97
2009	—	198	431	605	626	709	737
2010	—	1,218	2,570	3,574	4,078	4,513	4,610
2011	—	806	3,200	6,445	9,954	9,912	10,256
2012		3,722	7,914	16,430	25,064	32,343	36,278
2013			2,715	9,470	21,980	35,200	46,108
2014				2,353	12,234	25,571	43,877
2015					3,036	13,057	29,389
2016						3,720	16,195
2017							5,057
						Total	192,604
		All outstanding liabilities before 2008, net of reinsurance					—
		Liabilities for loss and loss adjustment expenses, net of reinsurance					279,023

In 2011, the Parent purchased Mesa Underwriters Specialty Insurance Company ("MUSIC"), a wholly-owned E&S Lines subsidiary of Montpelier Re Holdings, Ltd. Under the terms of the purchase agreement, the Parent acquired net loss and loss adjustment reserves amounting to approximately $15 million. All development on this acquired business was fully reinsured as of the acquisition date.

(d) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss adjustment expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2017
Net outstanding liabilities:
Standard Commercial Lines
General liability	1,092,058
Workers compensation	916,471
Commercial automobile	464,131
Businessowners' policies	83,163
Commercial property	50,300
Other Standard Commercial Lines	10,560
Total Standard Commercial Lines net outstanding liabilities	2,616,683

Standard Personal Lines
Personal automobile	92,557
Homeowners	30,728
Other Standard Personal Lines	9,184
Total Standard Personal Lines net outstanding liabilities	132,469

E&S Lines
Casualty lines	279,023
Property lines	13,519
Total E&S Lines net outstanding liabilities	292,542

Total liabilities for unpaid loss and loss adjustment expenses, net of reinsurance	3,041,694

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	175,276
Workers compensation	218,024
Commercial automobile	16,745
Businessowners' policies	3,926
Commercial property	24,387
Other Standard Commercial Lines	2,287
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	440,645

Standard Personal Lines
Personal automobile	53,129
Homeowners	999
Other Standard Personal Lines	69,333
Total Standard Personal Lines reinsurance recoverable on unpaid loss	123,461

E&S Lines
Casualty lines	21,360
Property lines	389
Total E&S Lines reinsurance recoverable on unpaid loss	21,749

Total reinsurance recoverable on unpaid loss	585,855

Unallocated loss adjustment expenses	143,691

Total gross liability for unpaid loss and loss adjustment expenses	3,771,240

(e) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.6% of its ultimate losses in the first year, 12.5% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2017:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.6%	12.5	15.4	16.7	14.9	10.1	6.0	4.6	2.2	1.3
Workers compensation	20.2	23.9	13.6	8.3	5.0	3.9	2.8	2.0	1.8	1.9
Commercial automobile	38.2	17.4	14.0	12.8	9.0	4.1	1.6	1.4	0.7	0.1
Businessowners’ policies	46.6	20.8	8.1	7.5	7.5	4.1	2.0	1.6	0.1	1.1
Commercial property	70.5	25.6	2.7	0.7	0.4	0.1	—	—	—	—
Personal automobile	56.1	18.9	10.7	7.4	4.2	1.5	0.4	0.1	0.2	—
Homeowners	71.1	21.0	3.3	2.1	1.6	0.1	—	0.2	0.2	0.1
E&S Lines - casualty	4.5	12.5	18.2	20.4	15.5	8.3	4.0

Note 10. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2017 and 2016:

Outstanding Debt					2017	Carry Value
($ in thousands)	Issuance Date	Maturity Date	Interest Rate	Original Amount	Debt Discount and Unamortized Issuance Costs	December 31, 2017	December 31, 2016
Description
Long-term:
(1) FHLBI	12/16/2016	12/16/2026	3.03%	$60,000	—	60,000	60,000
(2) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	25,000
(2) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	25,000
(3) Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	(4,570)	180,430	180,068
(4) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	(989)	99,011	98,952
(5) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	(325)	49,675	49,647
Total long-term debt				$445,000	(5,884)	439,116	438,667

Short-term Debt
Selective Insurance Company of America ("SICA") borrowed: (i) $64 million in short-term funds from the FHLBNY on February 28, 2017 at an interest rate of 0.75%, which it repaid on March 21, 2017; and (ii) $20 million in short-term funds from the FHLBNY on November 8, 2017 at an interest rate of 1.29%, which it repaid on November 15, 2017.

The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. Our Line of Credit expires on December 1, 2020, and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. There were no balances outstanding under our Line of Credit at December 31, 2017 or at any time during 2017.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2017	December 31, 2017
Consolidated net worth	Not less than $1.2 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.5%
A.M. Best financial strength rating	Minimum of A-	A
1 Calculated in accordance with the Line of Credit agreement.

In addition to the above requirements, the Line of Credit agreement contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $20 million), which causes or permits the acceleration of principal. Additionally, the Line of Credit limits borrowings from the FHLBI and the FHLBNY to 10% of the respective member company's admitted assets for the previous year.

Long-term Debt
(1) In the first quarter of 2009, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $2.8 million at December 31, 2017 and December 31, 2016. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(2) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $2.6 million at December 31, 2017 and $2.8 million at December 31, 2016. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In 2016, SICA borrowed the following amounts from the FHLBNY: (i) $25 million in August 2016 at an interest rate of 1.56%, which is due on August 16, 2021; and (ii) $25 million from the FHLBNY at an interest rate of 1.61%, which is due on July 21, 2021.

All borrowings from the FHLBNY require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In February 2013, we issued $185 million of 5.875% Senior Notes due 2043. The notes became callable by us on February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. There are no financial debt covenants to which we are required to comply in regards to these Senior Notes.

(4) In November 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754%. Net proceeds of approximately $50 million were used to fund an irrevocable trust that subsequently funded certain payment obligations in respect of our outstanding debt. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

(5) In November 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27%. We contributed $25 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

Note 11. Segment Information
The disaggregated results of our four reportable segments are used by senior management to manage our operations. These reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated based on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholders dividends, policy acquisition costs, and other underwriting expenses), and combined ratios.

•	Our Investments segment is evaluated based on after-tax net investment income and net realized gains and losses.

In computing the results of each segment, we do not make adjustments for interest expense or corporate expenses. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2017, approximately 20% of NPW were related to insurance policies written in New Jersey.

The goodwill balance of $7.8 million at both December 31, 2017 and 2016 relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2017	2016	2015
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$442,818	398,942	358,909
Workers compensation	317,982	308,233	290,075
General liability	569,217	527,859	483,291
Commercial property	311,932	293,438	269,022
Businessowners’ policies	100,266	97,754	93,428
Bonds	29,086	23,227	20,350
Other	17,198	16,030	14,367
Miscellaneous income	9,488	7,782	6,343
Total Standard Commercial Lines revenue	1,797,987	1,673,265	1,535,785
Standard Personal Lines:
Net premiums earned:
Personal automobile	153,147	142,876	146,784
Homeowners	129,699	130,973	134,382
Other	6,855	6,758	6,968
Miscellaneous income	1,228	1,098	1,113
Total Standard Personal Lines revenue	290,929	281,705	289,247
E&S Lines:
Net premiums earned:
Casualty lines	157,366	151,638	126,064
Property lines	55,461	51,844	46,269
Miscellaneous income	—	1	—
Total E&S Lines revenue	212,827	203,483	172,333
Investments:
Net investment income	161,882	130,754	121,316
Net realized investment gains (losses)	6,359	(4,937)	13,171
Total Investments revenues	168,241	125,817	134,487
Total revenues	$2,469,984	2,284,270	2,131,852

Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2017	2016	2015
Standard Commercial Lines:
Underwriting gain, before federal income tax	$149,514	146,435	164,496
Underwriting gain, after federal income tax	97,184	95,183	106,923
Combined ratio	91.6%	91.2%	89.2%

Standard Personal Lines:
Underwriting gain, before federal income tax	11,104	12,419	1,336
Underwriting gain, after federal income tax	7,217	8,072	868
Combined ratio	96.2%	95.6%	99.5%

E&S Lines:
Underwriting loss, before federal income tax	(6,282)	(6,921)	(16,803)
Underwriting loss, after federal income tax	(4,083)	(4,499)	(10,922)
Combined ratio	103.0%	103.4%	109.8%

Investments:
Net investment income	$161,882	130,754	121,316
Net realized investment gains (losses)	6,359	(4,937)	13,171
Total investment income, before federal income tax	168,241	125,817	134,487
Tax on investment income	45,588	30,621	32,090
Total investment income, after federal income tax	$122,653	95,196	102,397

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2017	2016	2015
Underwriting gain (loss)
Standard Commercial Lines	$149,514	146,435	164,496
Standard Personal Lines	11,104	12,419	1,336
E&S Lines	(6,282)	(6,921)	(16,803)
Investment income	168,241	125,817	134,487
Total all segments	322,577	277,750	283,516
Interest expense	(24,354)	(22,771)	(22,428)
Corporate expenses	(36,255)	(35,024)	(28,396)
Income, before federal income tax	$261,968	219,955	232,692

Note 12. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2017	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$168,826	58,458	$2.89

Effect of dilutive securities:
Stock compensation plans	—	899

Diluted EPS:
Net income available to common stockholders	$168,826	59,357	$2.84

2016	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$158,495	57,889	$2.74

Effect of dilutive securities:
Stock compensation plans	—	858

Diluted EPS:
Net income available to common stockholders	$158,495	58,747	$2.70

2015	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$165,861	57,212	$2.90

Effect of dilutive securities:
Stock compensation plans	—	944

Diluted EPS:
Net income available to common stockholders	$165,861	58,156	$2.85

Note 13. Federal Income Taxes
(a) On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law, which among other implications, will reduce our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year. We revalued our deferred tax inventory as of December 31, 2017 in anticipation of this reduction, which resulted in a $20.2 million charge to income as illustrated in the rate reconciliation table below. This charge included a $5.7 million benefit related to net unrealized gains on our investment portfolio and pension plan, which were originally recorded through AOCI.

Our accounting for the impact of Tax Reform on our deferred tax assets and liabilities is complete with the exception of amounts related to loss reserve discounting. Prior to Tax Reform, we had elected to use our own loss reserve payment patterns in determining the factors that we use in our discounting calculation. Under Tax Reform, this election has been eliminated and we are required to use an industry experience approach that includes a discount rate based on a corporate bond yield curve for which the IRS has not yet issued any guidance. Considering this, we have recorded a $7.5 million provisional increase to our deferred tax asset that is based on the industry experience approach under the tax law that existed prior to Tax Reform. We believe this is a reasonable estimate for the elimination of the company experience method election. We have not estimated a provisional amount based on the revised Tax Reform industry experience approach. Based on a Tax Reform transition rule that allows for this type of change in accounting method to be amortized into expense over an eight-year period beginning in 2018, we have established an offsetting deferred tax liability of $7.5 million as of December 31, 2017. During 2018, we will obtain, prepare, and analyze the necessary information to complete the accounting for loss reserve discounting.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2017	2016	2015
Tax at statutory rate of 35%	$91,689	76,984	81,442
Tax-advantaged interest	(11,510)	(12,126)	(13,164)
Dividends received deduction	(1,961)	(1,114)	(1,817)
Stock based compensation	(4,281)	—	—
Tax reform rate change	20,205	—	—
Other	(1,000)	(2,284)	370
Federal income tax expense from continuing operations	$93,142	61,460	66,831

In addition to the impact of Tax Reform discussed above, our rate reconciliation for 2017 was also impacted by the $4.3 million impact of new accounting literature requiring that the tax effects of share-based compensation be recognized in the income tax provision. Previously, these amounts were recorded in additional paid-in capital. See Note 3. "Adoption of Accounting Pronouncements" for additional information regarding this literature change.

(c) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2017	2016
Deferred tax assets:
Net loss reserve discounting	$38,771	70,065
Net unearned premiums	50,267	78,201
Employee benefits	8,606	17,881
Long-term incentive compensation plans	12,221	17,750
Temporary investment write-downs	1,044	2,475
Other investment related items, net	—	1,484
Net operating loss	54	771
Other	5,784	8,344
Total deferred tax assets	116,747	196,971
Deferred tax liabilities:
Deferred policy acquisition costs	47,484	75,310
Unrealized gains on investment securities	26,183	22,681
Other investment-related items, net	2,500	—
Accelerated depreciation and amortization	8,590	14,140
Total deferred tax liabilities	84,757	112,131
Net deferred federal income tax asset	$31,990	84,840

Net deferred federal income tax assets decreased by $52.9 million during 2017. As mentioned above, net deferred federal income tax assets were reduced by $20.2 million in relation to Tax Reform. In addition to this charge, net deferred assets decreased by $21.4 million resulting from additional unrealized gains generated during the year on our investment portfolio.

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2017 or 2016.

As of December 31, 2017, we had federal tax net operating loss ("NOL") carryforwards of $0.3 million. These NOLs, which are subject to an annual limitation of $1.9 million, will expire between 2030 and 2031.

Stockholders' equity reflects tax benefits related to compensation expense deductions for share-based compensation awards of $23.8 million at December 31, 2017 and December 31, 2016, and $22.0 million at December 31, 2015. As mentioned above, beginning in 2017, all excess tax benefits and tax deficiencies on share-based payment awards are recognized as income tax expense or benefit on the Consolidated Statements of Income.

We have analyzed our tax positions in all open tax years, which as of December 31, 2017 were 2014 through 2016, and we believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income. We are not currently under a federal income tax audit for any tax year.

Note 14. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan, which is available to most of our employees and is a tax-qualified retirement plan subject to the Employee Retirement Income Security Act of 1974 ("ERISA").  Expense recorded for this plan was $15.8 million in 2017, $15.0 million in 2016, and $14.1 million in 2015.

(b) Deferred Compensation Plan
SICA offers a nonqualified deferred compensation plan ("Deferred Compensation Plan") to a group of management or highly compensated employees as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides these employees the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the employee deferrals, SICA may choose to make matching contributions to some or all of the participants in this plan to the extent the participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. Expense recorded for these contributions was $0.2 million in 2017, $0.3 million in 2016, and $0.2 million in 2015.

(c) Retirement Income Plan and Retirement Life Plan
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory defined benefit plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

In addition to the Pension Plan, SICA also sponsors the Supplemental Excess Retirement Plan (the "Excess Plan") and a life insurance benefit plan (the "Retirement Life Plan"). Both of these plans are closed to new entrants and participants in the Excess Plan ceased accruing benefits after March 31, 2016. The Retirement Life Plan does not accrue benefits and this plan applies only to retirees who terminated employment with SICA on or before March 31, 2009. These are both unfunded plans with benefit obligations as of December 31, 2017 and December 31, 2016 of $10.1 million and $9.1 million, respectively, for the Excess Plan and $6.4 million and $6.3 million, respectively, for the Retirement Life Plan. Expense recorded for the Excess Plan was $0.4 million in 2017, $0.5 million in 2016, and $0.8 million in 2015. Expense recorded for the Retirement Life Plan was $0.3 million in 2017, 2016, and 2015.

The following tables provide details on the Pension Plan for 2017 and 2016:

December 31,	Pension Plan
($ in thousands)	2017	2016
Change in Benefit Obligation:
Benefit obligation, beginning of year	$330,588	310,308
Service cost	—	1,647
Interest cost	12,490	12,336
Actuarial losses	31,158	15,086
Benefits paid	(9,825)	(8,789)
Benefit obligation, end of year	$364,411	330,588

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$316,515	249,700
Actual return on plan assets, net of expenses	46,983	21,079
Contributions by the employer to funded plans	10,000	54,525
Benefits paid	(9,825)	(8,789)
Fair value of assets, end of year	$363,673	316,515

Funded status	$(738)	(14,073)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(738)	(14,073)
Net pension liability, end of year	$(738)	(14,073)

Amounts Recognized in AOCI:
Net actuarial loss	$87,438	85,845
Total	$87,438	85,845

Other Information as of December 31:
Accumulated benefit obligation	$364,411	330,588

Weighted-Average Liability Assumptions as of December 31:
Discount rate	3.78%	4.41

	Pension Plan
($ in thousands)	2017	2016	2015
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$—	1,647	7,215
Interest cost	12,490	12,336	13,668
Expected return on plan assets	(19,419)	(17,309)	(15,969)
Amortization of unrecognized actuarial loss	2,001	6,299	6,831
Total net periodic cost	$(4,928)	2,973	11,745

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$3,594	11,316	(1,425)
Reversal of amortization of net actuarial loss	(2,001)	(6,299)	(6,831)
Total recognized in other comprehensive income	$1,593	5,017	(8,256)

Total recognized in net periodic benefit cost and other comprehensive income	$(3,335)	7,990	3,489

The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2018 fiscal year is $2.0 million.

	Pension Plan
	2017	2016	2015
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	4.41%	4.69	4.29
Expected return on plan assets	6.24	6.37	6.27
Rate of compensation increase[1]	—	—	4.00
1This assumption was 4.00% through March 31, 2016, the date after which benefits ceased accruing for all participants of the Pension Plan.

Our latest measurement date was December 31, 2017, at which time we increased our expected return on plan assets to 6.36%, reflecting a higher allocation to equity securities in the portfolio.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled. Effective January 1, 2016, the approach used to calculate the service and interest components of net periodic benefit cost for benefit plans was changed to provide a more precise measurement of service and interest costs.  Prior to 2016, we calculated these service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2016, we elected to utilize an approach that discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. We have accounted for this change prospectively as a change in accounting estimate. The weighted average discount rate used to determine 2018 interest cost is 3.46%.

Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2018, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

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

The plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2017		2016
	Target Percentage[2]	Actual Percentage	Actual Percentage
Return seeking assets[1]	20% - 60%	58%	50%
Liability hedging assets	40% - 80%	42%	50%
Total	100%	100%	100%
1Includes limited partnerships.
2Target percent allocations may change over time based on the funded status of the plan and market return expectations.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2017 or 2016.

The techniques used to determine the fair value of the Pension Plan's invested assets that appear on the following page are as follows:

•
The long-duration fixed income mutual funds utilize a market approach wherein the quoted prices in the active market for identical assets are used.  All of the mutual funds are traded in active markets at their net asset value per share.  These investments are classified as Level 1 in the fair value hierarchy.

•
The investments in global equity collective investment funds utilize a market approach wherein the published prices in the active market for identical assets are used. These investments are traded at their net asset value per share. There are no restrictions as to the redemption of these investments nor do we have any contractual obligations for further investment. These investments are classified as Level 1 in the fair value hierarchy.

•	The investments in private equity limited partnerships are valued utilizing net asset value as a practical expedient for fair value. These investments are not classified in the fair value hierarchy.

•
The investments in other private equity securities are non-publicly traded stocks and are valued by the issuer and reviewed internally. These investments are classified as Level 3 in the fair value hierarchy.

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

In addition, refer to Note 5. "Investments" for discussion regarding the limited partnership investment strategies, excluding the middle market lending strategy, as these investments are not part of the Pension Plan. The hedge fund strategy is part of the overall private asset strategy and is only included in the Pension Plan assets. The Pension Plan invests in hedge funds with diversified exposure to a number of underlying systematic strategies that include arbitrage, macro-oriented and equity related strategies. These positions are expected to improve the risk-adjusted return of the portfolio given their lower volatility profile than public equities with returns that are generally uncorrelated to traditional asset classes over a complete market cycle.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2017		Fair Value Measurements at 12/31/17 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/17	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Long-duration fixed income:
Global asset allocation fund	$41,309	41,309	—	—
Global equity:
Non-U.S. equity	67,989	67,989	—	—
U.S. equity	66,353	66,353	—	—
Total global equity	134,342	134,342	—	—
Private assets:
Limited partnerships (at net asset value)[1]:
Real assets	16,305	—	—	—
Private equity	1,096	—	—	—
Private credit	460	—	—	—
Hedge fund	15,192	—	—	—
Total limited partnerships	33,053	—	—	—
Other private assets	980	—	—	980
Total private assets	34,033	—	—	980
Total return seeking assets	209,684	175,651	—	980

Liability hedging assets:
Long-duration fixed income:
Extended duration fixed income	146,837	146,837	—	—
Cash and short-term investments:
Short-term investments	4,939	4,939	—	—
Deposit administration contracts	1,615	—	1,615	—
Total cash and short-term investments	6,554	4,939	1,615	—
Total liability hedging assets	153,391	151,776	1,615	—
Total invested assets	$363,075	$327,427	$1,615	$980

December 31, 2016		Fair Value Measurements at 12/31/16 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/16	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Long-duration fixed income:
Global asset allocation fund	$37,878	37,878	—	—
Global equity:
Non-U.S. equity	48,836	48,836	—	—
U.S. equity	55,073	55,073	—	—
Total global equity	103,909	103,909	—	—
Private assets (limited partnerships, at net asset value)[1]:
Real assets	15,466	—	—	—
Private equity	1,615	—	—	—
Private credit	1,108	—	—	—
Total private assets	18,189	—	—	—
Total return seeking assets	159,976	141,787	—	—

Liability hedging assets:
Long-duration fixed income:
Extended duration fixed income	131,457	131,457	—	—
Cash and short-term investments:
Short-term investments	23,722	23,722	—	—
Deposit administration contracts	1,832	—	1,832	—
Total cash and short-term investments	25,554	23,722	1,832	—
Total liability hedging assets	157,011	155,179	1,832	—
Total invested assets	$316,987	$296,966	$1,832	$—
1In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2018, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2018	$12,913
2019	12,936
2020	13,987
2021	15,093
2022	16,128
2023-2027	94,542

Note 15. Share-Based Payments

Active Plans
As of December 31, 2017, the following four plans were available for the issuance of share-based payment awards:

•	The 2014 Omnibus Stock Plan (the "Stock Plan");

•	The Cash Incentive Plan, amended and restated effective as of May 1, 2014 (the "Cash Plan");

•	The Employee Stock Purchase Plan (2009) ("ESPP"); and

•	The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
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

Shares authorized and available for issuance as of December 31, 2017 are as follows:

As of December 31, 2017	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	3,500,000	2,516,871	882,490
ESPP	1,500,000	499,629	—
Agent Plan	3,000,000	1,817,493	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2017	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	2,202,532	277,132
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	66,506	66,506
1 Awards outstanding under the 2005 Stock Plan consisted of 47,268 RSUs and 229,864 stock options.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2016	916,640	$26.20
Granted in 2017	321,928	42.66
Vested in 2017	(360,702)	22.78
Forfeited in 2017	(12,279)	32.09
Unvested RSU awards at December 31, 2017	865,587	$33.66
As of December 31, 2017, total unrecognized compensation expense related to unvested RSU awards granted under our stock plans was $8.0 million. That expense is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of RSUs vested was $16.0 million for 2017, $12.6 million for 2016, and $10.3 million for 2015. In connection with vested RSUs, the total value of the DEU shares that vested was $0.9 million during 2017 and $0.7 million in 2016 and 2015.

Option Transactions
A summary of the stock option transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2016	355,391	$16.87
Granted in 2017	—	—
Exercised in 2017	(120,496)	19.39
Forfeited or expired in 2017	(5,031)	24.54
Outstanding at December 31, 2017	229,864	$15.38	1.50	$9,958
Exercisable at December 31, 2017	229,864	$15.38	1.50	$9,958

The total intrinsic value of options exercised was $4.0 million in 2017, $2.3 million in 2016, and $2.2 million in 2015.

CIU Transactions
The liability recorded in connection with our Cash Plan was $37.0 million at December 31, 2017 and $32.0 million at December 31, 2016. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 0.9 years. The CIU payments made were $14.2 million in 2017, $14.3 million in 2016, and $10.2 million in 2015.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2017	2016	2015
ESPP Issuances	75,093	88,432	100,944
Agent Plan Issuances	49,794	69,867	82,142

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

	ESPP
	2017	2016	2015
Risk-free interest rate	1.07%	0.47	0.10
Expected term	6 months	6 months	6 months
Dividend yield	1.3%	1.7	2.0
Expected volatility	24%	31	20

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2017, 2016, and 2015 was as follows:

	2017	2016	2015
RSUs	$42.66	32.53	25.22
ESPP:
Six month option	2.73	2.63	1.26
Discount of grant date market value	7.06	5.23	4.16
Total ESPP	9.79	7.86	5.42
Agent Plan:
Discount of grant date market value	5.04	3.79	2.94

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

Expense Recognition
The following table provides share-based compensation expense in 2017, 2016, and 2015:

($ in millions)	2017	2016	2015
Share-based compensation expense, pre-tax	$31.2	30.3	23.8
Income tax benefit, including the benefit related to stock grants that have vested during the year	(15.0)	(10.3)	(8.0)
Share-based compensation expense, after-tax	$16.2	20.0	15.8

Note 16. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners, which includes the right to participate in the Agent Plan. Mr. Rue’s son is President, and an employee, of Rue Insurance and Mr. Rue’s daughter is an employee of Rue Insurance. Our relationship with Rue Insurance has existed since 1928.

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $11.1 million in 2017, $10.4 million in 2016, and $9.6 million in 2015. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.3 million in 2017, $2.1 million in 2016, and $1.7 million in 2015. Amounts due to Rue Insurance at December 31, 2017 and December 31, 2016 were $0.6 million and $0.7 million, respectively.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made less than $0.1 million of contributions and no contributions to the Foundation in 2017 and 2016, respectively. We made contributions to the Foundation in the amount of $1.0 million in 2015.

BlackRock, Inc., a leading publicly traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 19, 2018, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2017, of 12.8% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. In 2017 and 2016, we incurred expenses related to BlackRock of $2.0 million and $0.4 million, respectively, for services rendered. Amounts payable for such services at December 31, 2017 and December 31, 2016, were $0.5 million and $0.4 million, respectively. All contracts with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

Note 17. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2017, we had purchased such annuities with a present value of $18.5 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space, equipment, and fleet vehicles. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $10.8 million in 2017, $12.3 million in 2016, and $11.7 million in 2015. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2019. See item (p) of Note 2. "Summary of Significant Accounting Policies" in this Form 10-K for information on our accounting policy regarding leases.

In addition, certain of these leases are non-cancelable, and liability for payment will continue even though the leased asset may no longer be in use. At December 31, 2017, the total future minimum rental commitments under non-cancelable leases were as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2018	$2.3	10.0	12.3
2019	0.1	7.5	7.6
2020	—	6.0	6.0
2021	—	3.7	3.7
2022	—	2.1	2.1
After 2022	—	2.6	2.6
Total minimum payment required	$2.4	31.9	34.3

(c) As of December 31, 2017, we had contractual obligations that expire at various dates through 2032 to invest up to an additional $221 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K. In addition, as of December 31, 2017, we had contractual obligations that expire in 2023 to invest $16.3 million in a non-publicly traded common stock within our available-for-sale portfolio. We expect to have the capacity to repay and/or refinance these obligations as they become due.

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

As of December 31, 2017, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 19. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that materially affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2017, the various state insurance departments of domicile have adopted the March 2017 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2017	2016	2017	2016	2017	2016	2015
SICA	New Jersey	$455.5	414.4	609.7	568.6	84.6	72.2	69.6
Selective Way Insurance Company ("SWIC")	New Jersey	276.1	260.5	325.1	309.5	43.6	41.2	42.3
SICSC	Indiana	112.9	110.6	144.1	141.9	17.9	17.4	15.9
SICSE	Indiana	86.2	83.5	111.8	109.1	14.7	13.4	12.1
SICNY	New York	78.8	74.1	106.5	101.8	13.4	12.9	12.7
Selective Insurance Company of New England ("SICNE")	New Jersey	16.1	13.6	46.3	43.7	6.3	5.9	5.5
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	42.1	36.9	84.9	79.8	11.4	11.5	10.8
MUSIC	New Jersey	21.4	16.7	89.9	85.2	10.3	9.7	9.5
Selective Casualty Insurance Company ("SCIC")	New Jersey	34.5	26.6	109.0	101.0	13.4	12.6	12.1
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	13.7	11.3	45.6	43.2	5.6	5.5	5.3
Total		$1,137.3	1,048.2	1,672.9	1,583.8	221.2	202.3	195.8

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2017 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. As of December 31, 2017, the Parent had an aggregate of $114.5 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than standard state insolvency restrictions, whereas our consolidated retained earnings of $1.7 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2018, the Insurance Subsidiaries have the ability to provide for $211.0 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $70.5 million as of December 31, 2017, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

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

The following table provides quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2017 for debt service, shareholder dividends, and general operating purposes:

Dividends		Twelve Months ended December 31, 2017
($ in millions)	State of Domicile	Ordinary Dividends Paid
SICA	New Jersey	$28.0
SWIC	New Jersey	19.0
SICSC	Indiana	10.0
SICSE	Indiana	7.5
SICNY	New York	4.5
SICNE	New Jersey	2.0
SAICNJ	New Jersey	2.5
MUSIC	New Jersey	2.1
SCIC	New Jersey	3.0
SFCIC	New Jersey	1.5
Total		$80.1

Based on the 2017 statutory financial statements, the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2018 are as follows:

		2018
($ in millions)	State of Domicile	Maximum Ordinary Dividends
SICA	New Jersey	$77.6
SWIC	New Jersey	43.3
SICSC	Indiana	17.9
SICSE	Indiana	14.7
SICNY	New York	10.7
SICNE	New Jersey	6.2
SAICNJ	New Jersey	11.3
MUSIC	New Jersey	10.3
SCIC	New Jersey	13.4
SFCIC	New Jersey	5.6
Total		$211.0

Note 20. Quarterly Financial Information

(unaudited, $ in thousands,	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
except per share data)	2017	2016	2017	2016	2017	2016	2017 [1]	2016
Net premiums earned	$560,854	522,458	568,030	531,932	572,055	542,429	590,088	552,753
Net investment income earned	37,419	30,769	41,430	31,182	40,446	33,375	42,587	35,428
Net realized (losses) gains	(1,045)	(2,704)	1,734	1,765	6,798	3,688	(1,128)	(7,686)
Other income	3,241	951	3,291	3,868	1,994	2,199	2,190	1,863
Total revenues	600,469	551,474	614,485	568,747	621,293	581,691	633,737	582,358
Income before federal income taxes	67,574	51,875	58,929	62,311	67,315	55,443	68,150	50,326
Net income	50,440	37,032	41,426	43,601	46,718	38,502	30,242	39,360
Net income per share:
Basic	0.87	0.64	0.71	0.75	0.80	0.66	0.52	0.68
Diluted	0.85	0.63	0.70	0.74	0.79	0.66	0.51	0.67
1 Results for the fourth quarter of 2017 include the impact of the $20.2 million write off of deferred tax assets required with the implementation of Tax Reform. See Note 13. "Federal Income Taxes" above for additional information.

The addition of all quarters may not agree to annual amounts on the Financial Statements due to rounding.

Note 21. Subsequent Events
Subsequent to year-end and through the end of January 2018, our insurance operations experienced significant insured property losses, principally due to the deep freeze that impacted our footprint states during the month, the Property Claims Services ("PCS") named winter storm that occurred between January 3 and January 6, and a relatively large number of severe fire losses. For January 2018, non-catastrophe property losses amounted to $47 million and catastrophe losses, which we define as only those losses specifically attributable to a named PCS catastrophe, totaled $16 million. In total, the $63 million of insured property losses were approximately $30 million in excess of our property loss expectations for the month of January.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Except for internal controls over financial reporting related to the October 1, 2017 implementation of a new billing system, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Management reviewed and tested the effectiveness of the internal controls over financial reporting related to the implementation of the new billing system and concluded they were effective.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP, has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

We have audited Selective Insurance Group, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Selective Insurance Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Selective Insurance Group, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and our report dated February 19, 2018 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 19, 2018

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2017, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under "Executive Compensation" in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under "Director Compensation" in the "Information About Proposal 1 - Election of Directors" section of the Proxy Statement and is hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2017

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$25,154	26,261	25,238
Public utilities	7,466	7,956	7,443
All other corporate securities	9,530	9,883	9,448
Total fixed income securities, held-to-maturity	42,150	44,100	42,129

Available-for-sale:
U.S. government and government agencies	49,326	49,740	49,740
Foreign government	18,040	18,555	18,555
Obligations of states and political subdivisions	1,539,307	1,582,970	1,582,970
Public utilities	50,071	51,035	51,035
All other corporate securities	1,538,268	1,566,433	1,566,433
Collateralized loan obligation securities and other asset-backed securities	789,152	795,458	795,458
Commercial mortgage-backed securities	382,727	383,449	383,449
Residential mortgage-backed securities	709,825	714,882	714,882
Total fixed income securities, available-for-sale	5,076,716	5,162,522	5,162,522

Equity securities:
Common stock:
Public utilities	5,957	6,156	6,156
Banks, trusts and insurance companies	34,301	40,510	40,510
Industrial, miscellaneous and all other	89,438	121,091	121,091
Total common stock, available-for-sale	129,696	167,757	167,757

Preferred stock:
Banks, trusts and insurance companies	14,115	14,948	14,948
Total preferred stock, available-for-sale	14,115	14,948	14,948
Total equity securities, available-for-sale	143,811	182,705	182,705
Short-term investments	165,555	165,555	165,555
Other investments	132,268		132,268
Total investments	$5,560,500		5,685,179

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2017	2016
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $89,799 – 2017; $73,471 – 2016)	$89,872	73,509
Short-term investments	24,080	17,777
Cash	534	458
Investment in subsidiaries	2,013,304	1,845,410
Current federal income tax	22,266	19,766
Deferred federal income tax	13,239	19,562
Other assets	871	840
Total assets	$2,164,166	1,977,322

Liabilities:
Long-term debt	$329,116	328,667
Intercompany notes payable	78,443	79,324
Accrued long-term stock compensation	37,017	32,029
Other liabilities	6,633	5,932
Total liabilities	$451,209	445,952

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 102,284,564 – 2017; 101,620,436 – 2016	204,569	203,241
Additional paid-in capital	367,717	347,295
Retained earnings	1,698,613	1,568,881
Accumulated other comprehensive income (loss)	20,170	(15,950)
Treasury stock – at cost (shares: 43,789,442 – 2017; 43,653,237 – 2016)	(578,112)	(572,097)
Total stockholders’ equity	1,712,957	1,531,370
Total liabilities and stockholders’ equity	$2,164,166	1,977,322

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2017	2016	2015
Revenues:
Dividends from subsidiaries	$80,096	61,014	57,752
Net investment income earned	2,044	1,259	852
Net realized losses	(15)	(220)	—
Total revenues	82,125	62,053	58,604

Expenses:
Interest expense	24,721	24,030	24,057
Other expenses	36,251	35,020	28,393
Total expenses	60,972	59,050	52,450

Income before federal income tax	21,153	3,003	6,154

Federal income tax (benefit) expense:
Current	(22,187)	(17,924)	(16,609)
Deferred	6,311	(2,143)	(1,603)
Total federal income tax benefit	(15,876)	(20,067)	(18,212)

Net income before equity in undistributed income of subsidiaries	37,029	23,070	24,366

Equity in undistributed income of subsidiaries, net of tax	131,797	135,425	141,495

Net income	$168,826	158,495	165,861

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2017	2016	2015
Operating Activities:
Net income	$168,826	158,495	165,861

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(131,797)	(135,425)	(141,495)
Stock-based compensation expense	12,089	10,449	8,973
Net realized losses	15	220	—
Amortization – other	678	648	740

Changes in assets and liabilities:
Increase in accrued long-term stock compensation	4,988	5,564	4,575
Decrease (increase) in net federal income taxes	3,811	(3,612)	(3,052)
Decrease in other assets	(60)	(202)	(12)
Increase (decrease) in other liabilities	714	80	(202)
Net cash provided by operating activities	59,264	36,217	35,388

Investing Activities:
Purchase of fixed income securities, available-for-sale	(58,832)	(45,789)	(33,717)
Redemption and maturities of fixed income securities, available-for-sale	10,465	14,983	21,578
Sale of fixed income securities, available-for-sale	31,819	18,768	—
Purchase of short-term investments	(185,590)	(119,501)	(106,933)
Sale of short-term investments	179,292	130,841	94,422
Net cash used in investing activities	(22,846)	(698)	(24,650)

Financing Activities:
Dividends to stockholders	(37,045)	(33,758)	(31,052)
Acquisition of treasury stock	(6,015)	(4,992)	(4,182)
Net proceeds from stock purchase and compensation plans	7,599	7,811	10,089
Excess tax benefits from share-based payment arrangements	—	1,819	1,736
Principal payment on borrowings from subsidiaries	(881)	(6,839)	(2,798)
Net cash used in financing activities	(36,342)	(35,959)	(26,207)

Net increase (decrease) in cash	76	(440)	(15,469)
Cash, beginning of year	458	898	16,367
Cash, end of year	$534	458	898

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2017

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$193,408	3,165,217	956,173	1,788,499	—	1,008,150	387,552	243,283	1,858,735
Standard Personal Lines Segment	16,952	263,166	295,435	289,701	—	189,294	32,542	56,761	296,775
E&S Lines Segment	24,695	342,857	98,036	212,827	—	147,630	49,142	22,337	215,131
Investments Segment	—	—	—	—	168,241	—	—	—	—
Total	$235,055	3,771,240	1,349,644	2,291,027	168,241	1,345,074	469,236	322,381	2,370,641

1 Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 “Other operating expenses” of $322,381 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$333,097
Other income	(10,716)
Total	$322,381

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

 Year ended December 31, 2016

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$181,193	3,098,554	884,976	1,665,483	—	913,506	367,813	237,729	1,745,782
Standard Personal Lines Segment	16,664	286,081	282,111	280,607	—	177,749	34,105	56,334	281,822
E&S Lines Segment	24,707	307,084	95,732	203,482	—	143,542	48,410	18,451	209,684
Investments Segment	—	—	—	—	125,817	—	—	—	—
Total	$222,564	3,691,719	1,262,819	2,149,572	125,817	1,234,797	450,328	312,514	2,237,288

1 Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 “Other operating expenses” of $312,514 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$321,395
Other income	(8,881)
Total	$312,514

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE III (continued)

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2015

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$171,476	2,998,749	803,648	1,529,442	—	819,573	323,754	221,619	1,596,965
Standard Personal Lines Segment	17,258	265,054	276,533	288,134	—	200,237	33,638	52,923	283,926
E&S Lines Segment	24,425	253,925	89,529	172,333	—	128,731	42,044	18,361	189,013
Investments Segment	—	—	—	—	134,487	—	—	—	—
Total	$213,159	3,517,728	1,169,710	1,989,909	134,487	1,148,541	399,436	292,903	2,069,904

1 Includes “Net investment income earned” and “Net realized investment gains” on the Consolidated Statements of Income.
2 “Other operating expenses” of $292,903 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$300,359
Other income	(7,456)
Total	$292,903

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2017, 2016, and 2015

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2017
Premiums earned:
Accident and health insurance	$24	—	24	—	—
Property and liability insurance	2,647,464	25,831	382,268	2,291,027	1%
Total premiums earned	2,647,488	25,831	382,292	2,291,027	1%

2016
Premiums earned:
Accident and health insurance	$32	—	—	32	—
Property and liability insurance	2,484,683	28,214	363,357	2,149,540	1%
Total premiums earned	2,484,715	28,214	363,357	2,149,572	1%

2015
Premiums earned:
Accident and health insurance	$37	—	37	—	—
Property and liability insurance	2,330,230	23,209	363,530	1,989,909	1%
Total premiums earned	2,330,267	23,209	363,567	1,989,909	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2017, 2016, and 2015

($ in thousands)	2017	2016	2015
Balance, January 1	$11,480	10,122	11,037
Additions	6,414	4,669	3,604
Deductions	(3,294)	(3,311)	(4,519)
Balance, December 31	$14,600	11,480	10,122

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

10.18+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 000-08641).

10.19+
Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641) (paper filed).

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

10.26+
Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of February 1, 2017 (incorporated by reference herein to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 000-08641).

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

10.35
Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Wells Fargo Bank, National Association, as Administrative Agent, dated as of December 1, 2015 (incorporated by reference herein to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-33067).

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

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of A. David Brown.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Robert Kelly Doherty.

*24.5	Power of Attorney of Thomas A. McCarthy.

*24.6	Power of Attorney of Michael J. Morrissey.

*24.7	Power of Attorney of Cynthia S. Nicholson.

*24.8	Power of Attorney of Ronald L. O'Kelley.

*24.9	Power of Attorney of William M. Rue.

*24.10	Power of Attorney of John S. Scheid.

*24.11	Power of Attorney of J. Brian Thebault.

*24.12	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 19, 2018
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	February 19, 2018
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 19, 2018
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 19, 2018
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 19, 2018
Paul D. Bauer
Director

*	February 19, 2018
A. David Brown
Director

*	February 19, 2018
John C. Burville
Director

*	February 19, 2018
Robert Kelly Doherty
Director

*	February 19, 2018
Thomas A. McCarthy
Director

*	February 19, 2018
Michael J. Morrissey
Director

*	February 19, 2018
Cynthia S. Nicholson
Director

*	February 19, 2018
Ronald L. O’Kelley
Director

*	February 19, 2018
William M. Rue
Director

*	February 19, 2018
John S. Scheid
Director

*	February 19, 2018
J. Brian Thebault
Director

*	February 19, 2018
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 19, 2018
Michael H. Lanza
Attorney-in-fact