Form 10-K/A
period 2017-12-31
SELECTIVE INSURANCE GROUP INC
filed 2018-02-23
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Selective Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission on February 20, 2018 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed to provide revised versions of KPMG LLP’s (“KPMG”) report on the consolidated financial statements of Selective Insurance Group, Inc. and its subsidiaries (the “Company”) included in Part II, Item 8 of the Original Filing and KPMG’s report on the Company’s internal control over financial reporting included in Part II, Item 9A of the Original Filing. KPMG’s report on the Company’s consolidated financial statements was revised for wording that KPMG inadvertently included in its original report related to the financial statement schedules. The report on the Company’s internal control over financial reporting was revised to add section titles and a statement regarding independence that KPMG inadvertently omitted in its original report.

The changes to the filed copies of the reports of KPMG do not affect KPMG’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing and Amendment No. 1, or KPMG’s unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Items 8 and 9A in this Amendment No. 1.

Item 15 has been included herein to reflect a new consent of KPMG and new Section 302 and Section 906 certifications. No other changes were made to the Original Filing. This amendment speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

	SELECTIVE INSURANCE GROUP, INC.
	Table of Contents
		Page No.
PART II
Item 8.	Financial Statements and Supplementary Data	5
	Consolidated Balance Sheets as of December 31, 2017 and 2016	6
	Consolidated Statements of Income for the Years Ended	7
	December 31, 2017, 2016, and 2015
	Consolidated Statements of Comprehensive Income for the Years Ended	8
	December 31, 2017, 2016, and 2015
	Consolidated Statements of Stockholders’ Equity for the Years Ended	9
	December 31, 2017, 2016, and 2015
	Consolidated Statements of Cash Flows for the Years Ended	10
	December 31, 2017, 2016, and 2015
	Notes to Consolidated Financial Statements	11
Item 9A.	Controls and Procedures	65

PART IV
Item 15.	Exhibits, Financial Statement Schedules	67

PART II

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 19, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 19, 2018

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated by reference and immediately precedes the exhibits filed with or incorporated by reference in this Form 10-K/A.

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

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number
*23.1	Consent of KPMG LLP.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 23, 2018
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	February 23, 2018
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 23, 2018
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)