Form 10-Q
period 2018-03-31
SELECTIVE INSURANCE GROUP INC
filed 2018-05-03
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018
or

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
Yes ☐           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐          No ☒
As of April 20, 2018, there were 58,747,505 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2018	December 31, 2017
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $43,263 – 2018; $44,100 – 2017)	$41,587	42,129
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,136,597 – 2018; $5,076,716 – 2017)	5,141,637	5,162,522
Equity securities – at fair value (cost: $144,016 – 2018; $143,811 – 2017)	168,842	182,705
Short-term investments (at cost which approximates fair value)	182,980	165,555
Other investments	143,558	132,268
Total investments (Note 4 and 6)	5,678,604	5,685,179
Cash	674	534
Restricted cash	16,258	44,176
Interest and dividends due or accrued	41,957	40,897
Premiums receivable, net of allowance for uncollectible accounts of: $10,000 – 2018; $10,000 – 2017	766,313	747,029
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,500 – 2018; $4,600 – 2017	560,906	594,832
Prepaid reinsurance premiums	151,409	153,493
Current federal income tax	228	3,243
Deferred federal income tax	48,241	31,990
Property and equipment – at cost, net of accumulated depreciation and amortization of: $217,219 – 2018; $213,227 – 2017	62,047	63,959
Deferred policy acquisition costs	239,292	235,055
Goodwill	7,849	7,849
Other assets	86,171	78,195
Total assets	$7,659,949	7,686,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$3,792,080	3,771,240
Unearned premiums	1,380,292	1,349,644
Short-term debt	55,000	—
Long-term debt	439,224	439,116
Accrued salaries and benefits	90,487	131,850
Other liabilities	243,070	281,624
Total liabilities	$6,000,153	5,973,474

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,640,117 – 2018; 102,284,564 – 2017	205,280	204,569
Additional paid-in capital	375,155	367,717
Retained earnings	1,731,832	1,698,613
Accumulated other comprehensive (loss) income (Note 11)	(68,243)	20,170
Treasury stock – at cost (shares: 43,892,612 – 2018; 43,789,442 – 2017)	(584,228)	(578,112)
Total stockholders’ equity	$1,659,796	1,712,957
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,659,949	7,686,431

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2018	2017
Revenues:
Net premiums earned	$591,828	560,854
Net investment income earned	43,231	37,419
Net realized and unrealized losses:
Net realized investment gains on disposals	4,731	2,430
Other-than-temporary impairments	(1,212)	(3,475)
Unrealized losses on equity securities	(14,068)	—
Total net realized and unrealized losses	(10,549)	(1,045)
Other income	2,179	3,241
Total revenues	626,689	600,469

Expenses:
Loss and loss expense incurred	384,941	317,472
Amortization of deferred policy acquisition costs	121,093	115,350
Other insurance expenses	83,240	82,051
Interest expense	6,152	6,106
Corporate expenses	11,332	11,916
Total expenses	606,758	532,895

Income before federal income tax	19,931	67,574

Federal income tax expense:
Current	433	14,273
Deferred	573	2,861
Total federal income tax expense	1,006	17,134

Net income	$18,925	50,440

Earnings per share:
Basic net income	$0.32	0.87

Diluted net income	$0.32	0.85

Dividends to stockholders	$0.18	0.16

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2018	2017
Net income	$18,925	50,440

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(67,398)	16,761
Amounts reclassified into net income:
Held-to-maturity securities	(10)	(32)
Realized losses on disposals of available-for-sale securities	3,594	981
Total unrealized (losses) gains on investment securities	(63,814)	17,710

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	420	330
Total defined benefit pension and post-retirement plans	420	330
Other comprehensive (loss) income	(63,394)	18,040
Comprehensive (loss) income	$(44,469)	68,480

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except per share amounts)	2018	2017
Common stock:
Beginning of year	$204,569	203,241
Dividend reinvestment plan (shares: 6,298 – 2018; 8,249 – 2017)	13	16
Stock purchase and compensation plans (shares: 349,255 – 2018; 399,762 – 2017)	698	800
End of period	205,280	204,057

Additional paid-in capital:
Beginning of year	367,717	347,295
Dividend reinvestment plan	353	348
Stock purchase and compensation plans	7,085	6,596
End of period	375,155	354,239

Retained earnings:
Beginning of year, as previously reported	1,698,613	1,568,881
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	30,726	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	(5,707)	—
Balance at beginning of year, as adjusted	1,723,632	1,568,881
Net income	18,925	50,440
Dividends to stockholders ($0.18 per share – 2018; $0.16 per share – 2017)	(10,725)	(9,459)
End of period	1,731,832	1,609,862

Accumulated other comprehensive (loss) income:
Beginning of year, as previously reported	20,170	(15,950)
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	(30,726)	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	5,707	—
Balance at beginning of year, as adjusted	(4,849)	(15,950)
Other comprehensive (loss) income	(63,394)	18,040
End of period	(68,243)	2,090

Treasury stock:
Beginning of year	(578,112)	(572,097)
Acquisition of treasury stock (shares: 103,170 – 2018; 127,647 – 2017)	(6,116)	(5,572)
End of period	(584,228)	(577,669)
Total stockholders’ equity	$1,659,796	1,592,579

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2018	2017
Operating Activities
Net income	$18,925	50,440

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,200	12,882
Stock-based compensation expense	5,820	5,273
Undistributed gains of equity method investments	(881)	(685)
Distributions in excess of current year income of equity method investments	1,346	465
Loss on disposal of fixed assets	29	998
Net realized and unrealized losses	10,549	1,045

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	54,766	28,903
Increase in unearned premiums, net of prepaid reinsurance	32,732	37,850
Decrease in net federal income taxes	3,616	16,946
Increase in premiums receivable	(19,284)	(26,066)
Increase in deferred policy acquisition costs	(4,237)	(5,058)
Increase in interest and dividends due or accrued	(864)	(218)
Decrease in accrued salaries and benefits	(41,363)	(36,558)
Increase in other assets	(9,672)	(6,511)
Decrease in other liabilities	(70,387)	(55,175)
Net cash (used in) provided by operating activities	(7,705)	24,531

Investing Activities
Purchase of fixed income securities, available-for-sale	(875,016)	(724,880)
Purchase of equity securities	(38,273)	(14,083)
Purchase of other investments	(13,471)	(11,211)
Purchase of short-term investments	(754,524)	(1,027,885)
Sale of fixed income securities, available-for-sale	675,396	594,805
Sale of short-term investments	737,097	1,010,917
Redemption and maturities of fixed income securities, held-to-maturity	484	16,527
Redemption and maturities of fixed income securities, available-for-sale	160,514	116,357
Sale of equity securities	40,740	5,503
Sale of other investments	3,497	—
Distributions from other investments	6,221	5,983
Purchase of property and equipment	(2,120)	(4,937)
Net cash used in investing activities	(59,455)	(32,904)

Financing Activities
Dividends to stockholders	(10,203)	(8,955)
Acquisition of treasury stock	(6,116)	(5,572)
Net proceeds from stock purchase and compensation plans	1,435	1,563
Proceeds from borrowings	130,000	64,000
Repayments of borrowings	(75,000)	(64,000)
Repayments of capital lease obligations	(734)	(1,147)
Net cash provided by (used in) financing activities	39,382	(14,111)
Net decrease in cash and restricted cash	(27,778)	(22,484)
Cash and restricted cash, beginning of year	44,710	37,405
Cash and restricted cash, end of period	$16,932	14,921
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

Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the 2018 presentation. Specifically, we reclassified restricted cash balances related to our participation in the National Flood Insurance Program ("NFIP") from other assets in our consolidated balance sheet into a separate line item on the face of that statement. Additionally, refer to Note 2. "Adoption of Accounting Pronouncements" below for a discussion of the retroactive restatements that are included in these financial statements in relation to the adoption of new accounting pronouncements for the treatment of restricted cash and distributions from equity method investments on the consolidated statements of cash flows.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2018 (“First Quarter 2018”) and March 31, 2017 (“First Quarter 2017”). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically the guidance: (i) requires equity securities held in our investment portfolio to be measured at fair value with changes in fair value recognized in earnings; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; (iv) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) clarifies that the need for a valuation allowance on a deferred tax asset related to an available-for-sale ("AFS") security should be evaluated with other deferred tax assets.

We adopted ASU 2016-01 in First Quarter 2018 and recognized a $30.7 million cumulative-effect adjustment to the opening balances of accumulated other comprehensive income ("AOCI") and retained earnings, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, beginning in First Quarter 2018, changes in unrealized gains or losses on this portfolio are no longer recorded to AOCI, but are instead recognized in income through "Unrealized losses on equity securities" on our Consolidated Statements of Income. See Note 4 (j) below for information regarding unrealized equity losses recognized in income in First Quarter 2018.

There were two accounting updates that we adopted with a retrospective transition in First Quarter 2018 that related to our statements of cash flows. These accounting updates impacted our categorization of distributions from equity method investees (ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15")) and the presentation of restricted cash (ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18")). These ASUs are discussed below and the discussions are followed with a table presenting the impact of the prior period restatements.

In August 2016, the FASB issued ASU 2016-15. As mentioned above, this ASU adds guidance on the categorization of distributions from equity method investees within the statement of cash flows. In accordance with this guidance, we made an accounting policy election to classify these distributions using the cumulative earnings approach. This election resulted in a restatement to operating and investing cash flows as outlined in the table below. ASU 2016-15 also added or clarified guidance on the cash flow classification of certain cash receipts and payments, including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; and (iii) separately identifiable cash flows and application of the predominance principle. The updated guidance for these topics did not impact our statement of cash flows.

In November 2016, the FASB issued ASU 2016-18. ASU 2016-18, requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item containing cash, cash equivalents, and restricted cash. We have restricted cash related to our participation in the NFIP, which we had previously reported as part of "Other assets" on the Consolidated Balance Sheet. Beginning in First Quarter 2018, we are reporting restricted cash in its own line item on the Consolidated Balance Sheets to aid in the reconciliation of the amounts presented on the Consolidated Statements of Cash Flows. We have also restated prior year balances on the Consolidated Balance Sheets to conform to the current year presentation.

The adoption of this guidance resulted in a restatement of operating cash flows in First Quarter 2017 to remove the impact of the change in restricted cash from operating activities and include the restricted cash balance in the reconciliation of beginning and ending cash balances on the Statements of Cash Flows. In addition, we have included the required reconciliation in Note 3. "Statements of Cash Flows" below.

ASU 2016-15 and ASU 2016-18 resulted in the following line item restatements within operating and investing cash flows on the Statements of Cash Flows:

	March 31, 2017
(in thousands)	Prior to Adoption	After Adoption
Undistributed gains of equity method investments	(665)	(685)
Distributions in excess of current year income of equity method investments	—	465
Decrease (increase) in other assets	15,998	(6,511)
Net cash provided by operating activities	46,595	24,531

Distributions from other investments	6,428	5,983
Net cash used in investing activities	(32,459)	(32,904)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the two part goodwill impairment test, which required entities to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 in First Quarter 2018 and it had no impact on us.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows a one-time reclassification from AOCI to retained earnings for the stranded tax assets that were created in AOCI from the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). We adopted ASU 2018-02 in First Quarter 2018 and recognized a $5.7 million cumulative-effect adjustment for the deferred tax charge to income in the fourth quarter of 2017 that was associated with net unrealized gains on our investment portfolio and pension plan resulting from the enactment of Tax Reform.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2018	2017
Cash paid (refunded) during the period for:
Interest	$3,455	3,409
Federal income tax	(2,807)	—

Non-cash items:
Exchange of fixed income securities, AFS	11,315	1,029
Non-cash acquisition of fixed income securities, AFS	32	—
Assets acquired under capital lease arrangements	—	278

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2018	December 31, 2017
Cash	$674	534
Restricted cash	16,258	44,176
Total cash and restricted cash shown in the Statements of Cash Flows	$16,932	44,710

Amounts included in restricted cash represent cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own Program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of March 31, 2018 and December 31, 2017 was as follows:

March 31, 2018
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$25,088	63	25,151	799	—	25,950
Corporate securities	16,532	(96)	16,436	877	—	17,313
Total HTM fixed income securities	$41,620	(33)	41,587	1,676	—	43,263

December 31, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$25,154	84	25,238	1,023	—	26,261
Corporate securities	16,996	(105)	16,891	1,003	(55)	17,839
Total HTM fixed income securities	$42,150	(21)	42,129	2,026	(55)	44,100

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as HTM; or (ii) the date that an other-than-temporary impairment (“OTTI”) charge is recognized on an HTM security, through the date of the balance sheet.

(b) Information regarding our AFS securities as of March 31, 2018 and December 31, 2017 was as follows:

March 31, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$51,163	410	(624)	50,949
Foreign government	18,032	253	(85)	18,200
Obligations of states and political subdivisions	1,304,321	18,475	(4,636)	1,318,160
Corporate securities	1,624,105	11,033	(13,416)	1,621,722
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	789,717	5,765	(999)	794,483
CMBS	430,894	404	(4,715)	426,583
Residential mortgage-backed securities (“RMBS”)	918,365	2,911	(9,736)	911,540
Total AFS securities	$5,136,597	39,251	(34,211)	5,141,637

December 31, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$49,326	647	(233)	49,740
Foreign government	18,040	526	(11)	18,555
Obligations of states and political subdivisions	1,539,307	44,245	(582)	1,582,970
Corporate securities	1,588,339	30,891	(1,762)	1,617,468
CLO and other ABS	789,152	6,508	(202)	795,458
CMBS	382,727	1,563	(841)	383,449
RMBS	709,825	6,487	(1,430)	714,882
Total AFS fixed income securities	5,076,716	90,867	(5,061)	5,162,522
AFS equity securities:
Common stock	129,696	38,287	(226)	167,757
Preferred stock	14,115	904	(71)	14,948
Total AFS equity securities	143,811	39,191	(297)	182,705
Total AFS securities	$5,220,527	130,058	(5,358)	5,345,227

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets. As of First Quarter 2018, equity securities are no longer required to be included in the table above with the adoption of new accounting guidance through which unrealized gains and losses on equity securities are no longer recognized in AOCI, but are instead recognized through income. Refer to Note 2. "Adoption of Accounting Pronouncements" for additional information regarding the adoption of ASU 2016-01.

(c) The severity of impairment on securities in an unrealized/unrecognized loss position averaged 1% of amortized cost at both March 31, 2018 and December 31, 2017. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had no unrealized/unrecognized losses at March 31, 2018, and $0.1 million of unrealized/unrecognized losses at December 31, 2017.

March 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$27,084	(624)	—	—	27,084	(624)
Foreign government	6,367	(85)	—	—	6,367	(85)
Obligations of states and political subdivisions	344,037	(4,489)	3,416	(147)	347,453	(4,636)
Corporate securities	910,974	(13,348)	1,677	(68)	912,651	(13,416)
CLO and other ABS	384,113	(992)	1,095	(7)	385,208	(999)
CMBS	321,980	(4,715)	—	—	321,980	(4,715)
RMBS	749,493	(9,422)	10,332	(314)	759,825	(9,736)
Total AFS securities	$2,744,048	(33,675)	16,520	(536)	2,760,568	(34,211)

December 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$23,516	(233)	250	—	23,766	(233)
Foreign government	1,481	(11)	—	—	1,481	(11)
Obligations of states and political subdivisions	107,514	(422)	14,139	(160)	121,653	(582)
Corporate securities	238,326	(1,744)	3,228	(18)	241,554	(1,762)
CLO and other ABS	74,977	(196)	1,655	(6)	76,632	(202)
CMBS	154,267	(773)	5,214	(68)	159,481	(841)
RMBS	269,485	(1,285)	11,200	(145)	280,685	(1,430)
Total AFS fixed income securities	869,566	(4,664)	35,686	(397)	905,252	(5,061)
AFS equity securities:
Common stock	4,727	(226)	—	—	4,727	(226)
Preferred stock	3,833	(71)	—	—	3,833	(71)
Total AFS equity securities	8,560	(297)	—	—	8,560	(297)
Total AFS	$878,126	(4,961)	35,686	(397)	913,812	(5,358)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The increase in the less than 12 months unrealized loss position was driven by higher interest rates and not underlying credit concerns. Fixed income security pricing in the marketplace has declined, reflecting a 33-basis point increase in 10-year U.S. Treasury Note yields during First Quarter 2018. Additionally, we do not intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report, we have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at March 31, 2018, by contractual maturity, are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at March 31, 2018:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$231,898	10,888	10,979
Due after one year through five years	1,931,022	27,710	29,226
Due after five years through 10 years	2,742,707	2,989	3,058
Due after 10 years	236,010	—	—
Total fixed income securities	$5,141,637	41,587	43,263

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2018			December 31, 2017
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$54,950	102,888	157,838	52,251	99,026	151,277
Private credit	38,210	94,306	132,516	37,743	94,959	132,702
Real assets	26,076	35,493	61,569	25,379	27,014	52,393
Total alternative investments	119,236	232,687	351,923	115,373	220,999	336,372
Other securities	24,322	—	24,322	16,895	—	16,895
Total other investments	$143,558	232,687	376,245	132,268	220,999	353,267
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We do not have a future obligation to fund losses or debts on behalf of the investments above; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We have not provided any non-contractual financial support at any time during 2018 or 2017.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three-month period ended December 31 is included in our First Quarter results. This information is as follows:

Income Statement Information	Quarter ended March 31,
($ in millions)	2018	2017
Net investment (loss) income	$(35.4)	25.6
Realized gains (losses)	594.0	(235.1)
Net change in unrealized appreciation (depreciation)	461.6	561.5
Net gain	$1,020.2	352.0
Selective’s insurance subsidiaries’ other investments gain	$1.6	1.6

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at March 31, 2018 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral. The market value of FHLBNY collateral increased $82.3 million compared to December 31, 2017 due to additional borrowings from FHLBNY in First Quarter 2018. Refer to Note 5. "Indebtedness" below for additional information regarding these borrowings.

The following table summarizes the market value of these securities at March 31, 2018:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$3.0	—	22.2	25.2
Obligations of states and political subdivisions	—	—	3.2	3.2
CMBS	7.3	23.5	—	30.8
RMBS	57.6	132.5	—	190.1
Total pledged as collateral	$67.9	156.0	25.4	249.3

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of March 31, 2018 or December 31, 2017.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2018	2017
Fixed income securities	$42,041	36,891
Equity securities	1,977	1,468
Short-term investments	523	250
Other investments	1,563	1,603
Investment expenses	(2,873)	(2,793)
Net investment income earned	$43,231	37,419

(i) OTTI charges were $1.2 million in First Quarter 2018 and $3.5 million in First Quarter 2017, with each security type's charge not exceeding 1% of its fair value. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for First Quarter 2018 and 2017 included the following:

	Quarter ended March 31,
($ in thousands)	2018	2017
Net realized (losses) gains on the disposals of securities:
Fixed income securities	(3,335)	1,964
Equity securities	8,069	—
Short-term investments	(3)	—
Other investments	—	466
Net realized gains on the disposal of securities	4,731	2,430
OTTI charges	(1,212)	(3,475)
Net realized gains (losses)	3,519	(1,045)
Unrealized losses recognized in income on equity securities[1]	(14,068)	—
Total net realized and unrealized investment (losses)	$(10,549)	(1,045)
1Unrealized holding losses in First Quarter 2018 on equity securities held as of March 31, 2018 was $5.1 million.

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2018	2017
HTM fixed income securities
Gains	$2	—
Losses	—	(1)
AFS fixed income securities
Gains	2,623	3,552
Losses	(5,960)	(1,587)
Equity securities
Gains	8,399	—
Losses	(330)	—
Short-term investments
Gains	1	—
Losses	(4)	—
Other investments
Gains	—	480
Losses	—	(14)
Total net realized gains on disposals of securities	$4,731	2,430

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Net realized gains in First Quarter 2018 were primarily driven by opportunistic sales in our equity portfolio and higher trading volume in our fixed income securities portfolio. Proceeds from the sale of AFS fixed income securities were $675.4 million and $594.8 million in First Quarter 2018 and First Quarter 2017, respectively. Proceeds from the sale of equity securities were $40.7 million and $5.5 million in First Quarter 2018 and First Quarter 2017, respectively.

NOTE 5. Indebtedness
Our long-term debt balance has not changed materially since December 31, 2017. However, Selective Insurance Company of America ("SICA") borrowed the following short-term funds in First Quarter 2018 from the FHLBNY:

•	On February 27, 2018, SICA borrowed $75 million at an interest rate of 1.75%. This borrowing was repaid on March 20, 2018; and

•	On March 28, 2018, SICA borrowed $55 million at an interest rate of 1.98%. This borrowing was repaid on April 18, 2018.

For detailed information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt are provided in this footnote and the related carry values have changed by less than 1% during First Quarter 2018. During First Quarter 2018, we borrowed $55 million from the FHLBNY. This borrowing, with a fair value and carry value of $55 million, was outstanding at March 31, 2018 and repaid on April 18, 2018. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2018 and December 31, 2017:

March 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$50,949	22,584	28,365	—
Foreign government	18,200	—	18,200	—
Obligations of states and political subdivisions	1,318,160	—	1,318,160	—
Corporate securities	1,621,722	—	1,621,722	—
CLO and other ABS	794,483	—	794,483	—
CMBS	426,583	—	426,583	—
RMBS	911,540	—	911,540	—
Total AFS fixed income securities	5,141,637	22,584	5,119,053	—
Equity securities:
Common stock[2]	164,370	139,398	—	—
Preferred stock	4,472	4,472	—	—
Total equity securities	168,842	143,870	—	—
Short-term investments	182,980	181,983	997	—
Total assets measured at fair value	$5,493,459	348,437	5,120,050	—

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$49,740	24,652	25,088	—
Foreign government	18,555	—	18,555	—
Obligations of states and political subdivisions	1,582,970	—	1,582,970	—
Corporate securities	1,617,468	—	1,617,468	—
CLO and other ABS	795,458	—	795,458	—
CMBS	383,449	—	376,895	6,554
RMBS	714,882	—	714,882	—
Total AFS fixed income securities	5,162,522	24,652	5,131,316	6,554
AFS equity securities:
Common stock[2]	167,757	138,640	—	5,398
Preferred stock	14,948	14,948	—	—
Total AFS equity securities	182,705	153,588	—	5,398
Total AFS securities	5,345,227	178,240	5,131,316	11,952
Short-term investments	165,555	165,555	—	—
Total assets measured at fair value	$5,510,782	343,795	5,131,316	11,952

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $25.0 million at March 31, 2018, and $23.7 million at December 31, 2017, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

There were no changes in the fair value of securities measured using Level 3 prices in First Quarter 2017. The following table provides a summary of Level 3 changes in First Quarter 2018:

March 31, 2018
($ in thousands)	CMBS	Common Stock
Fair value, December 31, 2017	$6,554	5,398
Total net (losses) gains for the period included in:
OCI	—	—
Net income	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	(6,554)	(5,398)
Fair value, March 31, 2018	$—	—

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2018 and December 31, 2017:

March 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$25,950	—	25,950	—
Corporate securities	17,313	—	11,609	5,704
Total HTM fixed income securities	$43,263	—	37,559	5,704

Financial Liabilities
Short-term debt:
1.98% Borrowings from FHLBNY	$55,000	—	55,000	—
Total short-term debt	$55,000	—	55,000	—

Long-term debt:
7.25% Senior Notes	$59,785	—	59,785	—
6.70% Senior Notes	113,472	—	113,472	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% borrowings from FHLBNY	23,991	—	23,991	—
1.56% borrowings from FHLBNY	23,926	—	23,926	—
3.03% borrowings from FHLBI	59,211	—	59,211	—
Total long-term debt	$466,717	186,332	280,385	—

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$26,261	—	26,261	—
Corporate securities	17,839	—	12,306	5,533
Total HTM fixed income securities	$44,100	—	38,567	5,533

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	116,597	—	116,597	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% borrowings from FHLBNY	24,270	—	24,270	—
1.56% borrowings from FHLBNY	24,210	—	24,210	—
3.03% borrowings from FHLBI	60,334	—	60,334	—
Total long-term debt	$473,134	186,332	286,802	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report.

	Quarter ended March 31,
($ in thousands)	2018	2017
Premiums written:
Direct	$714,234	683,820
Assumed	6,271	5,691
Ceded	(95,945)	(90,807)
Net	$624,560	598,704
Premiums earned:
Direct	$683,733	646,728
Assumed	6,124	5,779
Ceded	(98,029)	(91,653)
Net	$591,828	560,854
Loss and loss expenses incurred:
Direct	$420,916	342,122
Assumed	8,004	4,437
Ceded	(43,979)	(29,087)
Net	$384,941	317,472

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2018	2017
Ceded premiums written	$(56,669)	(56,334)
Ceded premiums earned	(58,991)	(57,277)
Ceded loss and loss expenses incurred	(15,719)	(6,541)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2018	2017
Gross reserve for loss and loss expense, at beginning of year	$3,771,240	3,691,719
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	585,855	611,200
Net reserve for loss and loss expense, at beginning of year	3,185,385	3,080,519
Incurred loss and loss expense for claims occurring in the:
Current year	388,801	331,331
Prior years	(3,860)	(13,859)
Total incurred loss and loss expense	384,941	317,472
Paid loss and loss expense for claims occurring in the:
Current year	79,345	54,708
Prior years	248,738	235,742
Total paid loss and loss expense	328,083	290,450
Net reserve for loss and loss expense, at end of period	3,242,243	3,107,541
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	549,837	571,930
Gross reserve for loss and loss expense at end of period	$3,792,080	3,679,471

The $57.5 million increase in current year loss and loss expense incurred illustrated in the table above was driven by catastrophe losses and non-catastrophe property losses. Catastrophe losses, which increased $13.8 million, to $26.0 million in First Quarter 2018, were primarily related to the winter storms that impacted the east coast of the United States in early January and several Nor'easters in March. Non-catastrophe property losses, which increased $34.3 million, to $105.7 million in First Quarter 2018, were principally related to the early January deep freeze in our footprint states and a relatively large number of severe fire losses.

Prior year development in First Quarter 2018 of $3.9 million included $8.0 million of favorable casualty development and $4.1 million of unfavorable property development. The favorable casualty development included $16.0 million of development in our workers compensation line of business, partially offset by $8.0 million of unfavorable casualty reserve development in our commercial automobile line of business.

Prior year development in First Quarter 2017 of $13.9 million was primarily due to favorable casualty reserve development of $22.4 million in our general liability line of business. This was partially offset by unfavorable casualty reserve development of $6.0 million in our commercial automobile line of business.

For a discussion of the trends and recent developments impacting these lines, refer to the "Critical Accounting Policies and Estimates" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2017 Annual Report.

NOTE 9. Segment Information
The disaggregated results of our four reportable segments are used by senior management to manage our operations. These reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated based on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), and combined ratios.

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

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2018	2017
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$118,231	107,129
Workers compensation	78,823	79,326
General liability	149,829	139,984
Commercial property	80,326	76,391
Businessowners’ policies	25,591	24,845
Bonds	8,134	6,498
Other	4,430	4,241
Miscellaneous income	1,826	2,860
Total Standard Commercial Lines revenue	467,190	441,274
Standard Personal Lines:
Net premiums earned:
Personal automobile	40,442	36,950
Homeowners	32,201	32,700
Other	1,613	1,551
Miscellaneous income	352	381
Total Standard Personal Lines revenue	74,608	71,582
E&S Lines:
Net premiums earned:
Casualty lines	38,540	37,912
Property lines	13,668	13,327
Miscellaneous income	1	—
Total E&S Lines revenue	52,209	51,239
Investments:
Net investment income	43,231	37,419
Net realized and unrealized investment losses	(10,549)	(1,045)
Total Investments revenue	32,682	36,374
Total revenues	$626,689	600,469

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2018	2017
Standard Commercial Lines:
Underwriting gain, before federal income tax	$6,804	42,546
Underwriting gain, after federal income tax	5,375	27,655
Combined ratio	98.5%	90.3

Standard Personal Lines:
Underwriting (loss) gain, before federal income tax	$(1,506)	5,106
Underwriting (loss) gain, after federal income tax	(1,190)	3,319
Combined ratio	102.0%	92.8

E&S Lines:
Underwriting (loss) gain, before federal income tax	$(565)	1,570
Underwriting (loss) gain, after federal income tax	(446)	1,021
Combined ratio	101.1%	96.9

Investments:
Net investment income	$43,231	37,419
Net realized and unrealized investment losses	(10,549)	(1,045)
Total investment income, before federal income tax	32,682	36,374
Tax on investment income	5,226	9,602
Total investment income, after federal income tax	$27,456	26,772

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2018	2017
Underwriting gain (loss)
Standard Commercial Lines	$6,804	42,546
Standard Personal Lines	(1,506)	5,106
E&S Lines	(565)	1,570
Investment income	32,682	36,374
Total all segments	37,415	85,596
Interest expense	(6,152)	(6,106)
Corporate expenses	(11,332)	(11,916)
Income, before federal income tax	$19,931	67,574

NOTE 10. Retirement Plans
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information concerning SICA's retirement plans, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report.

The following tables provide information regarding the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2018	2017
Net Periodic Benefit Cost:
Interest cost	$3,095	3,111
Expected return on plan assets	(5,682)	(4,854)
Amortization of unrecognized net actuarial loss	494	481
Total net periodic benefit	$(2,093)	(1,262)

	Pension Plan
	Quarter ended March 31,
	2018	2017
Weighted-Average Expense Assumptions:
Discount rate	3.78%	4.41%
Effective interest rate for calculation of interest cost	3.46	3.84
Expected return on plan assets	6.36	6.24

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2018 and 2017 were as follows:

First Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$19,931	1,006	18,925
Other comprehensive loss, net of tax:
Unrealized losses on investment securities:
Unrealized holding losses during period	(85,315)	(17,917)	(67,398)
Amounts reclassified into net income:
HTM securities	(12)	(2)	(10)
Realized losses on disposals of AFS securities	4,549	955	3,594
Total unrealized losses on investment securities	(80,778)	(16,964)	(63,814)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	532	112	420
Total defined benefit pension and post-retirement plans	532	112	420
Other comprehensive loss	(80,246)	(16,852)	(63,394)
Comprehensive loss	$(60,315)	(15,846)	(44,469)

First Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$67,574	17,134	50,440
Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains during period	25,785	9,024	16,761
Amounts reclassified into net income:
HTM securities	(49)	(17)	(32)
Realized losses on disposals of AFS securities	1,510	529	981
Total unrealized gains on investment securities	27,246	9,536	17,710
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	507	177	330
Total defined benefit pension and post-retirement plans	507	177	330
Other comprehensive income	27,753	9,713	18,040
Comprehensive income	$95,327	26,847	68,480

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2018 were as follows:

March 31, 2018					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2017	$(59)	(14)	80,648	80,575	(60,405)	20,170
Cumulative effect adjustments	(12)	(2)	(12,792)	(12,806)	(12,213)	(25,019)
Balance, December 31, 2017 as adjusted	(71)	(16)	67,856	67,769	(72,618)	(4,849)
OCI before reclassifications	—	—	(67,398)	(67,398)	—	(67,398)
Amounts reclassified from AOCI	—	(10)	3,594	3,584	420	4,004
Net current period OCI	—	(10)	(63,804)	(63,814)	420	(63,394)
Balance, March 31, 2018	$(71)	(26)	4,052	3,955	(72,198)	(68,243)

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2018	2017
HTM related
Unrealized losses on HTM disposals	$1	13	Net realized and unrealized losses
Amortization of net unrealized gains on HTM securities	(13)	(62)	Net investment income earned
	(12)	(49)	Income before federal income tax
	2	17	Total federal income tax expense
	(10)	(32)	Net income
Realized losses on AFS and OTTI
Realized losses on AFS disposals and OTTI	4,549	1,510	Net realized and unrealized losses
	4,549	1,510	Income before federal income tax
	(955)	(529)	Total federal income tax expense
	3,594	981	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	112	110	Loss and loss expense incurred
	420	397	Other insurance expenses
Total defined benefit pension and post-retirement life	532	507	Income before federal income tax
	(112)	(177)	Total federal income tax expense
	420	330	Net income

Total reclassifications for the period	$4,004	1,279	Net income

NOTE 12. Federal Income Taxes
(a) On December 22, 2017, Tax Reform was signed into law, which among other implications, reduced our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year.

We continue to provide provisional amounts for loss reserve discounting because the Internal Revenue Service ("IRS") has not yet issued guidance with regard to the discount rates to be used under Tax Reform. For additional information, refer to Note 13. "Federal Income Taxes" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

During 2018, we will continue to monitor IRS guidance to complete the analysis of loss reserve discounting.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

	Quarter ended March 31,
($ in thousands)	2018	2017
Statutory tax rate	21%	35
Tax at statutory rate	$4,185	23,651
Tax-advantaged interest	(1,511)	(2,807)
Dividends received deduction	(126)	(331)
Stock-based compensation	(2,466)	(2,949)
Other	924	(430)
Federal income tax expense	$1,006	17,134

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

As of March 31, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

For further details regarding these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Annual Report").

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
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2017 Annual Report filed with the U.S. Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the first quarters ended March 31, 2018 (“First Quarter 2018”) and March 31, 2017 (“First Quarter 2017”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to pages 36 through 44 of our 2017 Annual Report.

Financial Highlights of Results for First Quarter 2018 and First Quarter 20171

($ and shares in thousands, except per share amounts)	Quarter ended March 31,		Change % or Points
	2018	2017
Revenues	$626,689	600,469	4%
After-tax net investment income	35,790	27,451	30
After-tax underwriting income	3,739	31,994	(88)
Net income before federal income tax	19,931	67,574	(71)
Net income	18,925	50,440	(62)
Diluted net income per share	0.32	0.85	(62)
Diluted weighted-average outstanding shares	59,563	59,148	1
Combined ratio	99.2%	91.2	8.0	pts
Invested assets per dollar of stockholders' equity	$3.42	3.43	—%
After-tax yield on investments	2.5%	2.0	0.5	pts
Annualized return on average equity ("ROE")	4.5	12.9	(8.4)

Non-GAAP operating income[2]	$27,259	51,119	(47)%
Diluted non-GAAP operating income per share[2]	0.46	0.86	(47)
Annualized non-GAAP operating ROE[2]	6.5%	13.1	(6.6)	pts

[1]	Refer to the Glossary of Terms attached to our 2017 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Non-GAAP operating income is used as an important financial measure by us, analysts, and investors, because the realization of investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, these net realized investment gains and losses, as well as OTTI that are charged to earnings, and unrealized gains and losses on equity securities, could distort the analysis of trends.

Reconciliations of net income, net income per share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2018	2017
Net income	$18,925	50,440
Exclude: Net realized (gains) losses and OTTI	(3,519)	1,045
Exclude: Net unrealized losses	14,068	—
Total net realized losses, OTTI, and unrealized losses	10,549	1,045
Exclude: Tax on net realized losses, OTTI, and unrealized losses	(2,215)	(366)
Non-GAAP operating income	$27,259	51,119

Reconciliation of net income per share to non-GAAP operating income per share	Quarter ended March 31,
	2018	2017
Diluted net income per share	$0.32	0.85
Exclude: Net realized (gains) losses and OTTI	(0.06)	0.02
Exclude: Net unrealized losses	0.24	—
Total net realized losses, OTTI, and unrealized losses	0.18	0.02
Exclude: Tax on net realized losses, OTTI, and unrealized losses	(0.04)	(0.01)
Diluted non-GAAP operating income per share	$0.46	0.86

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended March 31,
	2018	2017
Insurance operations	0.9%	8.2%
Investment income[1]	8.5	7.0
Other	(2.9)	(2.1)
Net realized gains (losses) and OTTI	0.8	(0.3)
Net unrealized losses	(3.3)	—
Total net realized losses, OTTI, and unrealized losses[1]	(2.5)	(0.3)
Tax on net realized losses, OTTI, and unrealized losses[1]	0.5	0.1
Annualized ROE	4.5%	12.9

Annualized ROE	4.5	12.9
Exclude: Net realized (gains) losses and OTTI	(0.8)	0.3
Exclude: Net unrealized losses	3.3	—
Total net realized losses, OTTI, and unrealized losses	2.5	0.3
Exclude: Tax on net realized losses, OTTI, and unrealized losses	(0.5)	(0.1)
Annualized non-GAAP operating ROE	6.5%	13.1
1 Investment segment results are the combination of "Net investment income earned," "Net realized and unrealized losses," and "Tax on net realized and unrealized losses."

In First Quarter 2018, our insurance operations generated an annualized ROE of 0.9%, which is down from 8.2% in First Quarter 2017. The decrease in ROE reflects an 8.0-point increase in our combined ratio from 91.2% in First Quarter 2017 to 99.2% in First Quarter 2018. The combined ratio increase was driven by catastrophe and non-catastrophe property losses which, in the aggregate, are 7.4 points higher than First Quarter 2017. Non-catastrophe property losses contributed 5.2 points to this variance, while catastrophe losses contributed the remaining 2.2 points. Non-catastrophe property losses were driven by the early January deep freeze in our footprint states and a relatively large number of severe fire losses. Catastrophe losses were driven by the winter storm that impacted the east coast of the United States in early January and several Nor'easters in March.

Our First Quarter 2018 results continue to reflect our efforts to: (i) achieve renewal pure price increases at the account level within our Standard Commercial Lines segment and overall rate level increases in our Standard Personal Lines and E&S segments; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. Our net premiums written ("NPW") growth of 4% for First Quarter 2018 was aided by the net appointment of 109 retail agents in 2017 and 44 retail agents in First Quarter 2018. Included in these net appointments were 26 agents that were appointed in our new states of Arizona and New Hampshire in 2017 and 11 agents that were appointed in Arizona, New Hampshire, and Colorado in First Quarter 2018.

In addition to the cumulative renewal pure price increases we have achieved over the past several years, we have driven underwriting and claims process enhancements, and have improved our mix of business based on expected future profitability. For example, our workers compensation book of business, which represents approximately 17% of our Standard Commercial Lines business, continues to benefit from: (i) an improved business mix that is shifting towards lower hazard and smaller accounts from higher hazard and larger accounts; (ii) claims initiatives, such as reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration; and (iii) better outcomes driven by our workers compensation strategic case unit. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expense” section within Critical Accounting Policies and Estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of our 2017 Annual Report.

Our commercial automobile line of business has been unprofitable in recent years and remains an area of focus as we are taking steps to improve profitability in this line of business. In First Quarter 2018, we recorded unfavorable prior year casualty reserve development for this line. Poor commercial automobile underwriting results have been an industry-wide problem, with industry statutory combined ratios averaging approximately 110% for the past three-year period. The industry has been experiencing higher than expected claim frequency, which we believe is largely due to increased miles driven as a result of lower unemployment, lower gasoline prices, and an improving economy, as well as an increase in distracted driving. We achieved renewal pure price increases on this line of 7.3% in First Quarter 2018, compared to the quarterly average rate achieved by the industry in 2017 of 7.9% as reported by the Willis Towers Watson Commercial Lines Insurance Pricing (or CLIPs) Survey. We expect the unfavorable trends in the industry to continue to drive improved pricing on this line of business. We have also been managing our commercial automobile in-force book of business in targeted industry segments and reducing exposures in higher hazard classes to improve the underlying profitability of this business.

Our E&S Lines segment also remains a focus area, with a combined ratio of 101.1% for First Quarter 2018. We face a competitive environment in this segment, and our pricing and underwriting initiatives aimed at improving profitability have resulted in a decline in new business volume. Our focus in E&S is to improve profitability through pure price increases, business mix changes, and enhanced claims management practices. We expect continued pressure on NPW growth in this segment until we achieve our risk-adjusted return expectations.

Pre-tax net investment income grew 16% in First Quarter 2018 compared to First Quarter 2017, driven by higher yields on our fixed income securities portfolio. We have continued to diversify and modestly increase our exposure to risk assets and move towards a long-term allocation of approximately 10% of total invested assets. Risk assets, which principally include public equities, high-yield fixed income securities, and private assets, represented 8% of our total invested assets at March 31, 2018.

We generated an annualized non-GAAP operating ROE of 6.5% in First Quarter 2018, compared to 13.1% in First Quarter 2017. This decrease was mainly due to lower levels of underwriting income as discussed above, partially offset by an increase in investment income. In addition, the impact of Tax Cuts and Jobs Act of 2017 ("Tax Reform") improved our overall operating ROE by 0.4 points.
Insurance Operations
The key metric in understanding our insurance segments’ contribution to annualized non-GAAP operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
Insurance Operations Results:
NPW	$624,560	598,704	4%
Net premiums earned (“NPE”)	591,828	560,854	6
Less:
Loss and loss expense incurred	384,941	317,472	21
Net underwriting expenses incurred	199,747	194,257	3
Dividends to policyholders	2,407	(97)	2,581
Underwriting income	$4,733	49,222	(90)%
Combined Ratios:
Loss and loss expense ratio	65.0%	56.6	8.4	pts
Underwriting expense ratio	33.8	34.6	(0.8)
Dividends to policyholders ratio	0.4	—	0.4
Combined ratio	99.2	91.2	8.0

The combined ratio increased 8.0 points in First Quarter 2018 compared to the same prior year period, driven by the loss ratio, which included the following fluctuations:

	First Quarter 2018			First Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$26.0	4.4	pts	$12.2	2.2	pts	2.2	pts
Favorable prior year casualty reserve development	(8.0)	(1.4)		(14.4)	(2.6)		1.2
Non-catastrophe property losses	105.7	17.9		71.4	12.7		5.2
Total	123.7	20.9		69.2	12.3		8.6

Details of the favorable prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2018		2017
General liability	$—		(22.4)
Commercial automobile	8.0		6.0
Workers compensation	(16.0)		—
Total Standard Commercial Lines	(8.0)		(16.4)

Personal automobile	—		2.0
Total Standard Personal Lines	—		2.0

Total (favorable) prior year casualty reserve development	$(8.0)		(14.4)

(Favorable) impact on loss ratio	(1.4)	pts	(2.6)

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Other
Our interest and other corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced our overall annualized ROE by 2.9 points in First Quarter 2018, compared to 2.1 points in First Quarter 2017. The deterioration in ROE contribution is principally driven by Tax Reform, as the tax benefit related to these expenses has been reduced by the reduction in the corporate tax rate in 2018.

Outlook
Despite our strong financial performance in 2017 and expectations for 2018, the U.S. property and casualty insurance industry continues to be characterized by an abundance of capital, intense competition, and low overall premium growth. According to A.M. Best Company's ("A.M. Best") "US Property/Casualty: 2018 Review & Preview," for 2018, rate increases are expected to remain in the low single digits for most lines of business. A.M. Best is estimating an overall statutory combined ratio for the industry for 2018 of 100.0% and an estimated after-tax return on surplus of 5.8%. In addition, A.M. Best estimates that property and casualty insurance industry loss and loss adjustment expense reserve adequacy peaked several years ago and has been declining since that time.

Our long-term growth plans include: (i) increasing the Standard Commercial Lines market share held by our "ivy league" distribution partners to at least 25%; (ii) increasing our share of the business within these distribution partners, which we refer to as our "share of wallet," to 12%; and (iii) geographic expansion. To date, we write Standard Commercial Lines business in 25 states and the District of Columbia, which, at a 3% market share, would create a corporate Standard Commercial Lines profile in excess of $4 billion of NPW.

In 2017, we opened Arizona and New Hampshire for Standard Commercial Lines business, and effective January 1, 2018, we started writing Standard Commercial Lines business in Colorado. We expect to open New Mexico and Utah by the end of 2018. We also expect to open Arizona and Utah for Standard Personal Lines business by early 2019. We have appointed an aggregate of 37 agents in these states, with appointments in most states controlling approximately 20% of that state's available Standard Commercial Lines premium.

Investing in the development and implementation of leading technologies to enhance our underwriting is integral to our overall strategy. The ability to segment our business and present specific account-level pricing guidance to our underwriters based on expected future profitability has positioned us to achieve strong renewal pure price without negatively impacting retention. We continue to expand the use of our newest underwriting tool that provides real-time insights into how each prospective new business account compares with similar accounts already in our portfolio. We believe this tool positions us better to grow the business regardless of overall market dynamics.

As an organization, we are making significant investments focused on enhancing the overall customer experience in an omni-channel environment. To that end, we have recently deployed a new customer experience desktop to our contact center employees, and are working closely with our distribution partners to ensure we present our customers with a seamless experience. We recognize that our customers' expectations on how they engage with us and our agents are rapidly evolving, and we continue to strive towards providing "best-in-class" customer service in a 24-hour, 365-day environment. Our goals in this area are centered around leveraging technology to improve customer retention rates, which should, over time, enhance the quality of our business.

Our investment portfolio generated pre-tax net investment income of $43.2 million in First Quarter 2018, which was a 16% increase over the same period in 2017. Although interest rates remain under pressure, we have generated strong investment returns while maintaining a similar level of credit quality and duration risk on the portfolio, as a result of active investment management and security selection, principally in our core fixed income portfolio. Risk assets, which principally include high-yield fixed income securities, equities, and our alternative investment portfolio, were 8% of our overall portfolio as of March 31, 2018, which is consistent with year-end 2017. We have been gradually diversifying our portfolio, and will likely continue to modestly increase our risk asset allocation over time, up to approximately 10% of our invested assets, depending on market conditions.

After one quarter of results that were below our expectations, we are revising our full-year 2018 guidance to the following:

•	A GAAP combined ratio, excluding catastrophe losses, of approximately 92.0%. This assumes no additional prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $150 million, which includes $8 million of after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 18%, which includes an effective tax rate of 17% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of approximately 21% for all other investments; and

•	Weighted average shares of approximately 59.6 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
Insurance Segments Results:
NPW	$509,076	483,548	5%
NPE	465,364	438,414	6
Less:
Loss and loss expense incurred	293,506	241,564	22
Net underwriting expenses incurred	162,647	154,401	5
Dividends to policyholders	2,407	(97)	(2,581)
Underwriting income	$6,804	42,546	(84)%
Combined Ratios:
Loss and loss expense ratio	63.0%	55.1	7.9	pts
Underwriting expense ratio	35.0	35.2	(0.2)
Dividends to policyholders ratio	0.5	—	0.5
Combined ratio	98.5	90.3	8.2

The increase in NPW in First Quarter 2018 compared to First Quarter 2017 was driven by: (i) direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended March 31,
($ in millions)	2018	2017
Retention	85%	85
Renewal pure price increases	3.2	3.0
Direct new business	$97.9	89.5

The GAAP loss and loss expense ratio increased 7.9 points in First Quarter 2018 compared to First Quarter 2017. This increase was driven by the following:

	First Quarter 2018			First Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$19.8	4.3	pts	$6.9	1.6	pts	2.7	pts
Non-catastrophe property losses	70.8	15.2		49.8	11.4		3.8
Favorable prior year casualty reserve development	(8.0)	(1.7)		(16.4)	(3.7)		2.0
Total	82.6	17.8		40.3	9.3		8.5

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for First Quarter 2018 and First Quarter 2017" section above and the line of business discussions below.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
NPW	$164,509	155,137	6%
Direct new business	29,717	26,907	10
Retention	85%	85	—	pts
Renewal pure price increases	2.5	2.3	0.2
NPE	$149,829	139,984	7%
Underwriting income	13,942	34,554	(60)
Combined ratio	90.7%	75.3	15.4	pts
% of total Standard Commercial Lines NPW	32	32
The combined ratio increase in First Quarter 2018 compared to First Quarter 2017 was driven primarily by a lack of favorable prior year casualty reserve development, as illustrated in the table below.

	First Quarter 2018			First Quarter 2017
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$—	—	pts	$(22.4)	(16.0)	pts	16.0	pts

The First Quarter 2017 development was primarily attributable to lower claims frequencies and severities in accident years 2014 and prior.

Commercial Automobile
	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
NPW	$129,845	117,387	11%
Direct new business	22,289	18,560	20
Retention	85%	85	—	pts
Renewal pure price increases	7.3	6.6	0.7
NPE	$118,231	107,129	10%
Underwriting loss	(13,364)	(8,168)	64
Combined ratio	111.3%	107.6	3.7	pts
% of total Standard Commercial Lines NPW	26	24

The increase in the combined ratio of 3.7 points in First Quarter 2018 compared to First Quarter 2017 was driven by: (i) higher     non-catastrophe property losses; and (ii) higher unfavorable prior year casualty reserve development. Quantitative information on the prior year development and property losses is as follows:

	First Quarter 2018			First Quarter 2017
($ in millions)	Losses Incurred	Impact on Combined Ratio		Losses Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property losses	$21.2	17.9	pts	$15.8	14.7	pts	3.2	pts
Unfavorable prior year casualty reserve development	8.0	6.8		6.0	5.6		1.2
Catastrophe losses	0.9	0.7		0.2	0.2		0.5
Total	30.1	25.4		22.0	20.5		4.9

The significant drivers of the development were as follows:

•	First Quarter 2018: Development was primarily due to higher claims frequencies and severities in accident years 2015 through 2017.

•	First Quarter 2017: Development was primarily due to higher claims frequencies in the 2015 accident year.

Workers Compensation
	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
NPW	$88,906	91,840	(3)%
Direct new business	17,348	17,037	2
Retention	85%	84	1	pts
Renewal pure price (decreases) increases	(0.1)	0.7	(0.8)
NPE	$78,823	79,326	(1)%
Underwriting income	16,426	1,154	1,323
Combined ratio	79.2%	98.5	(19.3)	pts
% of total Standard Commercial Lines NPW	18	19

The decrease in the combined ratio in First Quarter 2018 compared to the same prior year period was due primarily to favorable prior year casualty reserve development, as follows:

	First Quarter 2018			First Quarter 2017
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change Points
Favorable prior year casualty reserve development	$(16.0)	(20.3)	pts	$—	—	pts	(20.3)	pts

The significant drivers of the development were as follows:

•	First Quarter 2018: Development was primarily due to lower severities in accident years 2016 and prior.

Commercial Property
	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
NPW	$85,205	80,503	6%
Direct new business	19,484	17,313	13
Retention	84%	83	1	pts
Renewal pure price increases	2.5	2.3	0.2
NPE	$80,326	76,391	5%
Underwriting (loss) income	(12,441)	10,724	(216)
Combined ratio	115.5%	86.0	29.5	pts
% of total Standard Commercial Lines NPW	17	17

The increases in the combined ratio in First Quarter 2018 compared to the same prior year period were driven by the following:

	First Quarter 2018			First Quarter 2017
($ in millions)	(Benefit) Expense	Impact on Combined Ratio		(Benefit) Expense	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$14.8	18.4	pts	$6.0	7.9	pts	10.5	pts
Non-catastrophe property losses	43.1	53.7		27.1	35.4		18.3
Total	57.9	72.1		33.1	43.3		28.8

The increase in catastrophe losses in First Quarter 2018 compared to the same prior year period primarily related to the winter storm that impacted the east coast of the United States in early January and several Nor'easters in March. The increase in non-catastrophe property losses were principally related to the January deep freeze in our footprint states and a relatively large number of severe fire losses.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
Insurance Segments Results:
NPW	$67,861	64,696	5%
NPE	74,256	71,201	4
Less:
Loss and loss expense incurred	55,439	44,290	25
Net underwriting expenses incurred	20,323	21,805	(7)
Underwriting (loss) income	$(1,506)	5,106	(129)%
Combined Ratios:
Loss and loss expense ratio	74.6%	62.2	12.4	pts
Underwriting expense ratio	27.4	30.6	(3.2)
Combined ratio	102.0	92.8	9.2

The increase in NPW in First Quarter 2018 compared to First Quarter 2017 was due primarily to: (i) new business; (ii) renewal pure price increases; and (iii) improving retention.

	Quarter ended March 31,
($ in millions)	2018	2017
New business	$11.8	11.4
Retention	85%	84
Renewal pure price increases	3.8	2.7

The GAAP loss and loss expense ratio increased 12.4 points in First Quarter 2018 compared to First Quarter 2017 . Quantitative information on the drivers of this decrease is as follows:

	First Quarter 2018			First Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$25.6	34.5	pts	$16.3	22.9	pts	11.6	pts
Catastrophe losses	6.8	9.2		3.9	5.5		3.7
Unfavorable prior year development	—	—		2.0	2.8		(2.8)
Total	32.4	43.7		22.2	31.2		12.5

The increase in non-catastrophe property losses were principally related to the January deep freeze in our footprint states and a relatively large number of severe fire losses. The increase in catastrophe losses in First Quarter 2018 compared to the same prior year period primarily related to the winter storm that impacted the east coast of the United States in early January and several Nor'easters in March.

The GAAP underwriting expense ratio decreased 3.2 points in First Quarter 2018 compared to First Quarter 2017 primarily driven by:

•	A reduction in costs associated with the internally-developed software platform used in this segment of our business, which was fully amortized in the fourth quarter of 2017; and

•	A reduction in commissions to our distribution partners in First Quarter 2018, including lower supplemental commission expense.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
Insurance Segments Results:
NPW	$47,623	50,460	(6)%
NPE	52,208	51,239	2
Less:
Loss and loss expense incurred	35,996	31,618	14
Net underwriting expenses incurred	16,777	18,051	(7)
Underwriting (loss) income	$(565)	1,570	(136)%
Combined Ratios:
Loss and loss expense ratio	69.0%	61.7	7.3	pts
Underwriting expense ratio	32.1	35.2	(3.1)
Combined ratio	101.1	96.9	4.2

We continue to focus on profitability drivers in our E&S operations and have been actively managing price increases. While NPW has declined as a consequence of these actions, our primary focus is to bring this segment to targeted levels of profitability. Quantitative information regarding new business and price increases is as follows:

	Quarter ended March 31,
($ in millions)	2018	2017
Direct new business	$18.3	23.8
Overall new/renewal price increases	4.4%	7.1

The NPE increase in First Quarter 2018 compared to First Quarter 2017 was consistent with the fluctuation in NPW for the twelve-month period ended March 31, 2018 compared with the twelve-month period ended March 31, 2017.

The GAAP loss and loss expense ratio increased 7.3 points in First Quarter 2018 compared to the same prior year period, driven by: (i) higher non-catastrophe property losses; and (ii) an increase in current year loss costs of 4.8 points. Offsetting these was a 3.9 point decrease in catastrophe losses driven by updated loss estimates in First Quarter 2018 for 2017 hurricanes. Quantitative information on these drivers is as follows:

	First Quarter 2018			First Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$9.3	17.8	pts	$5.3	10.3	pts	7.5	pts
Catastrophe losses	(0.6)	(1.2)		1.4	2.7		(3.9)
Total	8.7	16.6		6.7	13.0		3.6

There was a 3.1 point decrease in the GAAP underwriting expense ratio in First Quarter 2018 compared to First Quarter 2017, which was primarily driven by a reduction in profit-based compensation to our distribution partners and employees.

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income portfolio and managing our duration risk profile. Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and net investment income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets
($ in thousands)	March 31, 2018	December 31, 2017	Change % or Points
Total invested assets	$5,678,604	5,685,179	—%
Invested assets per dollar of stockholders' equity	3.42	3.32	3
Unrealized gain – before tax	29,833	124,679	(76)
Unrealized gain – after tax	23,568	80,575	(71)
Invested assets remained relatively unchanged at March 31, 2018 compared to December 31, 2017. The decrease in unrealized gains was driven by our fixed income securities portfolio, which was unfavorably impacted by rising interest rates and widening credit spreads.

Fixed Income Securities
At March 31, 2018, our fixed income securities portfolio represented 92% of our total invested assets, largely unchanged compared to December 31, 2017. The effective duration of the fixed income securities portfolio as of March 31, 2018 was 3.9 years, compared to the Insurance Subsidiaries’ liability duration of approximately 3.8 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield while managing interest rate risk and credit risk, respectively, at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our fixed income securities portfolio had a weighted average credit rating of “ AA- ,” with 97% of the securities in the portfolio being investment grade quality at both March 31, 2018 and December 31, 2017. Within our fixed income securities portfolio, we maintained an allocation of non-investment grade high-yield securities, which represented 3% of our fixed income securities portfolio as of both March 31, 2018 and December 31, 2017. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2017.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2017 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2018	2017
Fixed income securities	$42,041	36,891	14%
Equity securities	1,977	1,468	35
Short-term investments	523	250	109
Other investments	1,563	1,603	(2)
Investment expenses	(2,873)	(2,793)	3
Net investment income earned – before tax	43,231	37,419	16
Net investment income tax expense	(7,441)	(9,968)	(25)
Net investment income earned – after tax	$35,790	27,451	30
Effective tax rate	17.2%	26.6	(9.4)	pts
Annualized after-tax yield on fixed income securities	2.7	2.2	0.5
Annualized after-tax yield on investment portfolio	2.5	2.0	0.5

The increase in net investment income in First Quarter 2018 compared to First Quarter 2017 was driven primarily by our fixed income securities portfolio, which benefited from improved new money reinvestment yields and repositioning of the investment grade securities as a result of active investment management and security selection, principally in our core fixed income portfolio. The effective tax rate decreased from Tax Reform. See the "Federal Income Taxes" discussion below for additional information regarding the impact of this legislation.

Realized and Unrealized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized and unrealized losses for the indicated periods were as follows:

	Quarter ended March 31,
($ in thousands)	2018	2017
Net realized gains on disposals, excluding OTTI	$4,731	2,430
OTTI charges	(1,212)	(3,475)
Unrealized losses recognized in income on equity securities	(14,068)	—
Total net realized and unrealized losses	$(10,549)	(1,045)

For further discussion of our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report. For additional information about unrealized losses on our equity portfolio, as well as information on our OTTI charges, see Note 2. "Adoption of Accounting Pronouncements" and Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in millions)	2018	2017
Federal income tax expense	$1.0	17.1
Effective tax rate	5.0%	25.4

On December 22, 2017, Tax Reform was signed into law, which among other provisions, reduced our statutory corporate tax rate from 35% to 21% beginning on January 1, 2018. The reduction in the effective tax rate in the table above for First Quarter 2018 compared to First Quarter 2017 reflects: (i) the lower statutory rate; (ii) the contribution of tax-advantaged interest and dividend income in relation to overall pre-tax income this year compared to last; and (iii) an increase in the tax benefit of our share-based payment awards that are recognized through income, which was driven by growth in our stock price.

In general, our effective tax rate differs from the statutory rate principally due to the benefit of tax-advantaged interest and dividend income, which are taxed at lower rates. For a reconciliation of tax expense at the statutory rate to tax expense on our Consolidated Statements of Income, refer to Note 12. "Federal Income Taxes" in Item 1. "Financial Statements" of this Form 10-Q.

We believe that our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, for full-year 2018, we expect an overall effective tax rate of 18%, which is higher than our effective tax rate for First Quarter 2018, as we expect a greater income contribution from our insurance operations for the remainder of the year compared to the relative contribution this quarter.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $184 million at March 31, 2018 was comprised of $29 million at the Parent and $155 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $87 million at March 31, 2018, compared to $90 million at December 31, 2017, for a total of $115 million of cash and liquid investments at the Parent at March 31, 2018 compared to $114 million at December 31, 2017. We expect to continue to increase the level of cash and invested assets at the Parent over time, although there will be fluctuations in these balances based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to hold cash and other liquid assets at the Parent sufficient to meet two years of its expected annual needs.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $100 million in total dividends to the Parent in 2018, a $20 million increase compared to $80 million paid in 2017, of which $25 million was paid during First Quarter 2018. As of December 31, 2017, our allowable ordinary maximum dividend was $211 million for 2018.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report.
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 3.9 years as of March 31, 2018, while the liabilities of the Insurance Subsidiaries have a duration of 3.8 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at March 31, 2018 or at any time during 2018.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of March 31, 2018	Actual as of March 31, 2018
Consolidated net worth	Not less than $1.2 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	23.0%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements

SICSC	$648.0	$64.8	32.0	32.8	1.4
SICSE	507.5	50.8	28.0	22.8	1.0
SICA	2,434.9	243.5	105.0	138.5	6.2
SICNY	442.5	22.1	—	22.1	1.0
Total		$381.2	165.0	216.2	9.6

Short-term Borrowings
In First Quarter 2018, SICA borrowed: (i) $75 million from the FHLBNY, which was repaid on March 20, 2018; and (ii) $55 million from the FHLBNY, which was repaid on April 18, 2018. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

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
As of March 31, 2018
SICSC	$648.0	$64.8	27.0	37.8
SICSE	507.5	50.8	18.0	32.8
Total		$115.6	45.0	70.6

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during First Quarter 2018.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026. We have $185 million of Senior Notes due February 9, 2043 that became callable on February 8, 2018, which we may elect to call, in whole or in part, at any time. If we were to call and redeem these Senior Notes, we would expense the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.5 million at March 31, 2018.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2018, we had GAAP stockholders' equity and statutory surplus of $1.7 billion. With total debt of $494.2 million, our debt-to-capital ratio was approximately 22.9% at March 31, 2018.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to the Insurance Subsidiaries in our insurance operations, issuing additional debt and/or equity securities, calling existing debt, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share decreased to $28.25, or 4%, as of March 31, 2018, from $29.28 as of December 31, 2017, due to $1.09 in unrealized losses on our investment portfolio and $0.18 in dividends to our shareholders, partially offset by $0.32 in net income per share.

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

Our ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2017 Annual Report and continue to be as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Moody's Investor Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

In First Quarter 2018, Moody’s reaffirmed our "A2" rating with a "stable" outlook. In taking this action, Moody’s cited our solid risk-adjusted capitalization, strong asset quality, and underwriting profitability, as well as our good regional presence and established independent agency support.

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

Off-Balance Sheet Arrangements
At March 31, 2018 and December 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2017. As of March 31, 2018, we had contractual obligations that expire at various dates through 2032 that may require us to invest up to $232.7 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of March 31, 2018, we had the following contractual obligations: (i) $15.1 million in non-publicly traded common stock within our equity portfolio that expire through 2023, and (ii) $19.2 million in a non-publicly traded collateralized loan obligation in our fixed income securities portfolio that expires in 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. For additional details on transactions with related parties, see Note 16. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." in our 2017 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2017 Annual Report.

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

Except for internal controls over financial reporting related to the implementation of a new investment accounting platform, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management reviewed and tested the effectiveness of internal controls over financial reporting related to the new investment accounting platform and concluded they were effective.

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

As of March 31, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2017 Annual Report other than as discussed below.

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  The current expense allowance is 30.9% of direct premium written.  The servicing fee is the combination of 0.9% of direct premium written and 1.5% of incurred losses.

As a WYO carrier, we are required to follow certain NFIP procedures in the administration of flood policies and claims.  Some of these requirements may differ from our normal business practices and may present a reputational risk to our brand.  While insurance companies are regulated by the states and the NFIP requires WYO carriers to be licensed in the states in which they operate, the NFIP is a federal program and WYO carriers are fiscal agents of the U.S. Government and must follow the NFIP's directives.  Consequently, we have the risk that directives from the NFIP and a state regulator on the same issue may conflict.

The NFIP is currently authorized until July 31, 2018. There continues to be significant public policy and political debate in Congress about extension of the NFIP and solutions for flood risk throughout the country. In November 2017, the U.S. House of Representatives passed the 21st Century Flood Reform Act, which would extend the NFIP for five years but reduce the WYO expense allowance over a three-year period by three points, from its current 30.9% to 27.9%. The bill also proposes changes in certain operational processes and provides incentives for the private flood insurance market. The U.S. Senate has yet to consider this bill. FEMA, on its own initiative however, revised the arrangement by: (i) reducing the WYO’s expense allowance by one percentage point, from 30.9% to 29.9% effective October 2018; and (ii) eliminating the provision allowing FEMA to increase a WYO’s expense allowance by one percentage point to cover additional incurred expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in First Quarter 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2018	—	$—	—	—
February 1 - 28, 2018	100,565	59.30	—	—
March 1 - 31, 2018	2,605	58.38	—	—
Total	103,170	$59.28	—	—

1During First Quarter 2018, 103,170 shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan.

ITEM 5. OTHER INFORMATION.
Our 2018 Annual Meeting of Stockholders was held on May 2, 2018. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following twelve nominees for a term of one year as follows:

	For	Against	Abstain
Paul D. Bauer	47,153,962	1,056,961	20,973
John C. Burville	47,355,178	853,240	23,478
Robert Kelly Doherty	47,900,473	307,061	24,362
Thomas A. McCarthy	47,877,135	327,915	26,846
H. Elizabeth Mitchell	47,536,242	660,751	34,903
Michael J. Morrissey	47,142,233	1,067,066	22,597
Gregory E. Murphy	46,450,263	1,759,635	21,998
Cynthia S. Nicholson	47,526,015	670,457	35,424
Ronald L. O'Kelley	47,343,245	862,382	26,269
William M. Rue	47,552,549	653,496	25,851
John S. Scheid	47,848,523	357,480	25,893
J. Brian Thebault	46,979,092	1,226,553	26,251
Philip H. Urban	47,814,190	394,563	23,143

There were 5,191,015 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in our Proxy Statement for the 2018 Annual Meeting of Stockholders. The votes were as follows: 46,494,165 shares voted for this proposal; 1,488,343 shares voted against it; and 249,388 shares abstained. There were 5,191,015 broker non-votes.

(c) Stockholders voted to approve the amendment and restatement of the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan to increase the number of shares issuable under such plan, and make administrative changes related to recent tax law changes. The votes were as follows: 46,686,504 shares voted for this proposal; 1,367,656 shares voted against it; and 177,736 shares abstained. There were 5,191,015 broker non-votes.

(d) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018. The votes were as follows: 52,305,643 shares voted for this proposal; 947,874 shares voted against it; and 169,394 shares abstained.

ITEM 6. EXHIBITS.

Exhibit No.
* 11	Statement Re: Computation of Per Share Earnings.
* 31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
** 32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
** 32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
* 101.INS	XBRL Instance Document.
* 101.SCH	XBRL Taxonomy Extension Schema Document.
* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
 * Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

By: /s/ Gregory E. Murphy	May 3, 2018
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

By: /s/ Mark A. Wilcox	May 3, 2018
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)