Form 10-Q
period 2018-06-30
SELECTIVE INSURANCE GROUP INC
filed 2018-08-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018
or

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐          No ☒
As of July 20, 2018, there were 58,835,249 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $43,373 – 2018; $44,100 – 2017)	$42,016	42,129
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,153,737 – 2018; $5,076,716 – 2017)	5,137,653	5,162,522
Equity securities – at fair value (cost: $150,638 – 2018; $143,811 – 2017)	176,578	182,705
Short-term investments (at cost which approximates fair value)	164,118	165,555
Other investments	145,203	132,268
Total investments (Note 4 and 6)	5,665,568	5,685,179
Cash	4,876	534
Restricted cash	11,604	44,176
Interest and dividends due or accrued	40,978	40,897
Premiums receivable, net of allowance for uncollectible accounts of: $10,100 – 2018; $10,000 – 2017	821,173	747,029
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,700 – 2018; $4,600 – 2017	544,979	594,832
Prepaid reinsurance premiums	157,561	153,493
Current federal income tax	—	3,243
Deferred federal income tax	51,615	31,990
Property and equipment – at cost, net of accumulated depreciation and amortization of: $220,874 – 2018; $213,227 – 2017	62,731	63,959
Deferred policy acquisition costs	248,467	235,055
Goodwill	7,849	7,849
Other assets	88,272	78,195
Total assets	$7,705,673	7,686,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$3,804,365	3,771,240
Unearned premiums	1,436,855	1,349,644
Long-term debt	439,331	439,116
Current federal income tax	5,090	—
Accrued salaries and benefits	85,372	131,850
Other liabilities	236,505	281,624
Total liabilities	$6,007,518	5,973,474

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,729,946 – 2018; 102,284,564 – 2017	205,460	204,569
Additional paid-in capital	381,641	367,717
Retained earnings	1,779,928	1,698,613
Accumulated other comprehensive (loss) income (Note 11)	(84,517)	20,170
Treasury stock – at cost (shares: 43,894,894 – 2018; 43,789,442 – 2017)	(584,357)	(578,112)
Total stockholders’ equity	$1,698,155	1,712,957
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,705,673	7,686,431

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Net premiums earned	$604,836	568,030	1,196,664	1,128,884
Net investment income earned	45,553	41,430	88,784	78,849
Net realized and unrealized (losses) gains:
Net realized investment gains on disposals	54	2,951	4,785	5,381
Other-than-temporary impairments	(2,821)	(1,211)	(4,033)	(4,686)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(6)	—	(6)
Unrealized gains (losses) on equity securities	1,115	—	(12,953)	—
Total net realized and unrealized (losses) gains	(1,652)	1,734	(12,201)	689
Other income	3,179	3,291	5,358	6,532
Total revenues	651,916	614,485	1,278,605	1,214,954

Expenses:
Loss and loss expense incurred	366,328	341,559	751,269	659,031
Amortization of deferred policy acquisition costs	122,661	116,578	243,754	231,928
Other insurance expenses	80,994	82,874	164,234	164,925
Interest expense	6,125	6,081	12,277	12,187
Corporate expenses	3,283	8,464	14,615	20,380
Total expenses	579,391	555,556	1,186,149	1,088,451

Income before federal income tax	72,525	58,929	92,456	126,503

Federal income tax expense:
Current	12,782	17,785	13,215	32,058
Deferred	924	(282)	1,497	2,579
Total federal income tax expense	13,706	17,503	14,712	34,637

Net income	$58,819	41,426	77,744	91,866

Earnings per share:
Basic net income	$1.00	0.71	1.32	1.57

Diluted net income	$0.99	0.70	1.30	1.55

Dividends to stockholders	$0.18	0.16	0.36	0.32

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Net income	$58,819	41,426	77,744	91,866

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(18,955)	23,326	(86,353)	40,087
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	4	—	4
Amounts reclassified into net income:
Held-to-maturity securities	(6)	(28)	(16)	(60)
Realized losses (gains) on disposals of available-for-sale securities	2,267	(1,225)	5,861	(244)
Total unrealized (losses) gains on investment securities	(16,694)	22,077	(80,508)	39,787

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	420	330	840	660
Total defined benefit pension and post-retirement plans	420	330	840	660
Other comprehensive (loss) income	(16,274)	22,407	(79,668)	40,447
Comprehensive income (loss)	$42,545	63,833	(1,924)	132,313

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Six Months ended June 30,
($ in thousands, except per share amounts)	2018	2017
Common stock:
Beginning of year	$204,569	203,241
Dividend reinvestment plan (shares: 12,373 – 2018; 15,419 – 2017)	25	31
Stock purchase and compensation plans (shares: 433,009 – 2018; 515,011 – 2017)	866	1,030
End of period	205,460	204,302

Additional paid-in capital:
Beginning of year	367,717	347,295
Dividend reinvestment plan	686	693
Stock purchase and compensation plans	13,238	11,994
End of period	381,641	359,982

Retained earnings:
Beginning of year, as previously reported	1,698,613	1,568,881
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	30,726	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	(5,707)	—
Balance at beginning of year, as adjusted	1,723,632	1,568,881
Net income	77,744	91,866
Dividends to stockholders ($0.36 per share – 2018; $0.32 per share – 2017)	(21,448)	(18,927)
End of period	1,779,928	1,641,820

Accumulated other comprehensive (loss) income:
Beginning of year, as previously reported	20,170	(15,950)
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	(30,726)	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	5,707	—
Balance at beginning of year, as adjusted	(4,849)	(15,950)
Other comprehensive (loss) income	(79,668)	40,447
End of period	(84,517)	24,497

Treasury stock:
Beginning of year	(578,112)	(572,097)
Acquisition of treasury stock (shares: 105,452 – 2018; 134,910 – 2017)	(6,245)	(5,948)
End of period	(584,357)	(578,045)
Total stockholders’ equity	$1,698,155	1,652,556

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2018	2017
Operating Activities
Net income	$77,744	91,866

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,771	25,409
Stock-based compensation expense	9,636	8,372
Undistributed gains of equity method investments	(1,628)	(3,584)
Distributions in excess of current year income of equity method investments	1,450	552
Loss on disposal of fixed assets	29	998
Net realized and unrealized losses (gains)	12,201	(689)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	82,978	59,152
Increase in unearned premiums, net of prepaid reinsurance	83,143	83,633
Decrease in net federal income taxes	9,887	7,263
Increase in premiums receivable	(74,144)	(82,729)
Increase in deferred policy acquisition costs	(13,412)	(12,339)
Decrease (increase) in interest and dividends due or accrued	2	(204)
Decrease in accrued salaries and benefits	(46,478)	(29,703)
Increase in other assets	(6,550)	(3,862)
Decrease in other liabilities	(64,372)	(48,684)
Net cash provided by operating activities	92,257	95,451

Investing Activities
Purchase of fixed income securities, held-to-maturity	(3,650)	—
Purchase of fixed income securities, available-for-sale	(1,331,607)	(1,194,142)
Purchase of equity securities	(46,402)	(22,115)
Purchase of other investments	(26,032)	(22,121)
Purchase of short-term investments	(1,462,238)	(2,259,305)
Sale of fixed income securities, available-for-sale	938,276	717,072
Sale of short-term investments	1,463,726	2,348,892
Redemption and maturities of fixed income securities, held-to-maturity	3,654	28,730
Redemption and maturities of fixed income securities, available-for-sale	311,590	300,430
Sale of equity securities	43,590	6,289
Sale of other investments	3,497	—
Distributions from other investments	15,927	9,300
Purchase of property and equipment	(6,733)	(7,047)
Net cash used in investing activities	(96,402)	(94,017)

Financing Activities
Dividends to stockholders	(20,437)	(17,922)
Acquisition of treasury stock	(6,245)	(5,948)
Net proceeds from stock purchase and compensation plans	3,930	4,045
Proceeds from borrowings	130,000	64,000
Repayments of borrowings	(130,000)	(64,000)
Repayments of capital lease obligations	(1,333)	(2,254)
Net cash used in financing activities	(24,085)	(22,079)
Net decrease in cash and restricted cash	(28,230)	(20,645)
Cash and restricted cash, beginning of year	44,710	37,405
Cash and restricted cash, end of period	$16,480	16,760
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2018 (“Second Quarter 2018”) and June 30, 2017 (“Second Quarter 2017”) and the six-month periods ended June 30, 2018 ("Six Months 2018") and June 30, 2017 ("Six Months 2017"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the SEC.

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

We adopted ASU 2016-01 in the first quarter of 2018 and recognized a $30.7 million cumulative-effect adjustment to the opening balances of accumulated other comprehensive income ("AOCI") and retained earnings, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, beginning in the first quarter of 2018, changes in unrealized gains or losses on this portfolio are no longer recorded to AOCI, but are instead recognized in income through "Unrealized gains (losses) on equity securities" on our Consolidated Statements of Income. See Note 4 (j) below for information regarding unrealized equity gains (losses) recognized in income in Second Quarter and Six Months 2018.

There were two accounting updates that we adopted with a retrospective transition in the first quarter of 2018 that related to our statements of cash flows. These accounting updates impacted our categorization of distributions from equity method investees (ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15")) and the presentation of restricted cash (ASU 2016-18, Statement of Cash Flows: Restricted Cash ("ASU 2016-18")). These ASUs are discussed below and the discussions are followed with a table presenting the impact of the prior period restatements.

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

In November 2016, the FASB issued ASU 2016-18. ASU 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows. This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item containing cash, cash equivalents, and restricted cash. We have restricted cash related to our participation in the NFIP, which we had previously reported as part of "Other assets" on the Consolidated Balance Sheet. Beginning in the first quarter of 2018, we are reporting restricted cash in its own line item on the Consolidated Balance Sheets to aid in the reconciliation of the amounts presented on the Consolidated Statements of Cash Flows. We have also restated prior year balances on the Consolidated Balance Sheets to conform to the current year presentation.

The adoption of this guidance resulted in a restatement of operating cash flows in Six Months 2017 to remove the impact of the change in restricted cash from operating activities and include the restricted cash balance in the reconciliation of beginning and ending cash balances on the Statements of Cash Flows. In addition, we have included the required reconciliation in Note 3. "Statements of Cash Flows" below.

ASU 2016-15 and ASU 2016-18 resulted in the following line item restatements within operating and investing cash flows on the Statements of Cash Flows:

	June 30, 2017
(in thousands)	Prior to Adoption	After Adoption
Undistributed gains of equity method investments	(3,575)	(3,584)
Distributions in excess of current year income of equity method investments	—	552
Decrease (increase) in other assets	24,953	(3,862)
Net cash provided by operating activities	123,723	95,451

Distributions from other investments	9,843	9,300
Net cash used in investing activities	(93,474)	(94,017)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the two part goodwill impairment test, which required entities to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update should be applied on a prospective basis for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 in the first quarter of 2018 and it had no impact on us.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows a one-time reclassification from AOCI to retained earnings for the stranded tax assets that were created in AOCI from the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). We adopted ASU 2018-02 in the first quarter of 2018 and recognized a $5.7 million cumulative-effect adjustment for the deferred tax charge to income in the fourth quarter of 2017 that was associated with net unrealized gains on our investment portfolio and pension plan resulting from the enactment of Tax Reform.

Pronouncements to be effective in the future
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2018	2017
Cash paid (refunded) during the period for:
Interest	$12,064	11,963
Federal income tax	4,193	27,000

Non-cash items:
Exchange of fixed income securities, AFS	32,101	1,029
Non-cash acquisition of fixed income securities, AFS	32	—
Assets acquired under capital lease arrangements	—	278
Non-cash purchase of property and equipment	18	—

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2018	December 31, 2017
Cash	$4,876	534
Restricted cash	11,604	44,176
Total cash and restricted cash shown in the Statements of Cash Flows	$16,480	44,710

Amounts included in restricted cash represent cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own Program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of June 30, 2018 and December 31, 2017 was as follows:

June 30, 2018
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$22,490	49	22,539	721	—	23,260
Corporate securities	19,567	(90)	19,477	761	(125)	20,113
Total HTM fixed income securities	$42,057	(41)	42,016	1,482	(125)	43,373

December 31, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$25,154	84	25,238	1,023	—	26,261
Corporate securities	16,996	(105)	16,891	1,003	(55)	17,839
Total HTM fixed income securities	$42,150	(21)	42,129	2,026	(55)	44,100

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of June 30, 2018 and December 31, 2017 was as follows:

June 30, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$39,368	291	(763)	38,896
Foreign government	18,024	87	(129)	17,982
Obligations of states and political subdivisions	1,240,487	17,622	(4,442)	1,253,667
Corporate securities	1,630,998	6,617	(23,131)	1,614,484
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	768,466	4,948	(1,817)	771,597
Commercial mortgage-backed securities ("CMBS")	457,344	258	(6,009)	451,593
Residential mortgage-backed securities (“RMBS”)	999,050	2,726	(12,342)	989,434
Total AFS securities	$5,153,737	32,549	(48,633)	5,137,653

December 31, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$49,326	647	(233)	49,740
Foreign government	18,040	526	(11)	18,555
Obligations of states and political subdivisions	1,539,307	44,245	(582)	1,582,970
Corporate securities	1,588,339	30,891	(1,762)	1,617,468
CLO and other ABS	789,152	6,508	(202)	795,458
CMBS	382,727	1,563	(841)	383,449
RMBS	709,825	6,487	(1,430)	714,882
Total AFS fixed income securities	5,076,716	90,867	(5,061)	5,162,522
AFS equity securities:
Common stock	129,696	38,287	(226)	167,757
Preferred stock	14,115	904	(71)	14,948
Total AFS equity securities	143,811	39,191	(297)	182,705
Total AFS securities	$5,220,527	130,058	(5,358)	5,345,227

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an other-than-temporary impairment ("OTTI") charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets. As of the first quarter of 2018, equity securities are no longer required to be included in the table above with the adoption of new accounting guidance through which unrealized gains and losses on equity securities are no longer recognized in AOCI, but are instead recognized through income. Refer to Note 2. "Adoption of Accounting Pronouncements" for additional information regarding the adoption of ASU 2016-01.

(c) The severity of impairment on securities in an unrealized/unrecognized loss position averaged approximately 1% of amortized cost at both June 30, 2018 and December 31, 2017. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.3 million of unrealized/unrecognized losses at June 30, 2018, and $0.1 million of unrealized/unrecognized losses at December 31, 2017.

June 30, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$28,005	(763)	—	—	28,005	(763)
Foreign government	7,740	(129)	—	—	7,740	(129)
Obligations of states and political subdivisions	342,653	(4,316)	3,422	(126)	346,075	(4,442)
Corporate securities	1,147,312	(22,989)	2,762	(142)	1,150,074	(23,131)
CLO and other ABS	427,307	(1,813)	774	(4)	428,081	(1,817)
CMBS	378,523	(6,009)	—	—	378,523	(6,009)
RMBS	739,217	(11,962)	10,895	(380)	750,112	(12,342)
Total AFS securities	$3,070,757	(47,981)	17,853	(652)	3,088,610	(48,633)

December 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$23,516	(233)	250	—	23,766	(233)
Foreign government	1,481	(11)	—	—	1,481	(11)
Obligations of states and political subdivisions	107,514	(422)	14,139	(160)	121,653	(582)
Corporate securities	238,326	(1,744)	3,228	(18)	241,554	(1,762)
CLO and other ABS	74,977	(196)	1,655	(6)	76,632	(202)
CMBS	154,267	(773)	5,214	(68)	159,481	(841)
RMBS	269,485	(1,285)	11,200	(145)	280,685	(1,430)
Total AFS fixed income securities	869,566	(4,664)	35,686	(397)	905,252	(5,061)
AFS equity securities:
Common stock	4,727	(226)	—	—	4,727	(226)
Preferred stock	3,833	(71)	—	—	3,833	(71)
Total AFS equity securities	8,560	(297)	—	—	8,560	(297)
Total AFS	$878,126	(4,961)	35,686	(397)	913,812	(5,358)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The increase in the less than 12 months unrealized loss position was driven by higher interest rates, with a 65-basis point increase in 2-year U.S. Treasury Note yields and a 45-basis point increase in the 10-year U.S. Treasury Note yields during Six Months 2018. We do not intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report, we have concluded that they are temporarily impaired. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at June 30, 2018, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at June 30, 2018:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$186,138	8,309	8,383
Due after one year through five years	2,034,623	27,160	28,544
Due after five years through 10 years	2,733,420	6,547	6,446
Due after 10 years	183,472	—	—
Total fixed income securities	$5,137,653	42,016	43,373

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2018			December 31, 2017
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$59,681	110,833	170,514	52,251	99,026	151,277
Private credit	40,916	89,757	130,673	37,743	94,959	132,702
Real assets	23,430	36,588	60,018	25,379	27,014	52,393
Total alternative investments	124,027	237,178	361,205	115,373	220,999	336,372
Other securities	21,176	—	21,176	16,895	—	16,895
Total other investments	$145,203	237,178	382,381	132,268	220,999	353,267
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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three- and six-month periods ended March 31 is included in our Second Quarter and Six Months results. This information is as follows:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2018	2017	2018	2017
Net investment loss	$(6.4)	(88.0)	(41.8)	(62.4)
Realized gains (losses)	629.5	(69.2)	1,223.5	(304.3)
Net change in unrealized (depreciation) appreciation	(1,200.2)	1,328.5	(738.6)	1,890.0
Net (loss) gain	$(577.1)	1,171.3	443.1	1,523.3
Selective’s insurance subsidiaries’ alternative investments gain	$1.9	5.2	3.5	6.8

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at June 30, 2018 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2018:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.3	22.3
Obligations of states and political subdivisions	—	—	3.1	3.1
CMBS	7.2	9.6	—	16.8
RMBS	58.2	79.8	—	138.0
Total pledged as collateral	$65.4	89.4	25.4	180.2

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of June 30, 2018 or December 31, 2017.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Fixed income securities	$43,774	37,668	$85,815	74,559
Equity securities	1,820	1,419	3,797	2,887
Short-term investments	611	377	1,134	627
Other investments	2,094	5,231	3,657	6,834
Investment expenses	(2,746)	(3,265)	(5,619)	(6,058)
Net investment income earned	$45,553	41,430	$88,784	78,849

(i) OTTI charges were $2.8 million and $1.2 million in Second Quarter 2018 and Second Quarter 2017, respectively, and $4.0 million and $4.7 million in Six Months 2018 and Six Months 2017, respectively. All of the OTTI charges in 2018 and a majority of the charges in 2017 were related to securities for which we had the intent to sell, with each security type's charge not exceeding 1% of its fair value. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for Second Quarter and Six Months 2018 and 2017 included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Net realized (losses) gains on the disposals of securities:
Fixed income securities	$(1,174)	2,606	(4,509)	4,570
Equity securities	1,226	350	9,295	350
Short-term investments	2	—	(1)	—
Other investments	—	(5)	—	461
Net realized gains on the disposal of securities	54	2,951	4,785	5,381
OTTI charges	(2,821)	(1,217)	(4,033)	(4,692)
Net realized (losses) gains	(2,767)	1,734	752	689
Unrealized gains (losses) recognized in income on equity securities[1]	1,115	—	(12,953)	—
Total net realized and unrealized investment (losses) gains	$(1,652)	1,734	$(12,201)	689
1Includes unrealized holding gains (losses) of: (i) $2.3 million in Second Quarter 2018 and $(2.7) million in Six Months 2018 on equity securities remaining in our portfolio as of June 30, 2018; and (ii) $(1.2) million in Second Quarter 2018 and $(10.3) million in Six Months 2018 on equity securities sold during the period.

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
HTM fixed income securities
Gains	$—	44	2	44
Losses	—	—	—	(1)
AFS fixed income securities
Gains	1,971	2,715	4,594	6,267
Losses	(3,145)	(153)	(9,105)	(1,740)
Equity securities
Gains	1,226	350	9,625	350
Losses	—	—	(330)	—
Short-term investments
Gains	2	—	3	2
Losses	—	—	(4)	(2)
Other investments
Gains	—	—	—	480
Losses	—	(5)	—	(19)
Total net realized gains on disposals of securities	$54	2,951	4,785	5,381

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Net realized gains in Second Quarter and Six Months 2018 were primarily driven by opportunistic sales in our equity portfolio and higher trading volume in our fixed income securities portfolio. Proceeds from the sales of AFS fixed income securities were $262.9 million and $122.3 million in Second Quarter 2018 and Second Quarter 2017, respectively, and $938.3 million and $717.1 million in Six Months 2018 and Six Months 2017, respectively. Proceeds from the sales of equity securities were $2.9 million and $0.8 million in Second Quarter 2018 and Second Quarter 2017, respectively, and $43.6 million and $6.3 million in Six Months 2018 and Six Months 2017, respectively.

NOTE 5. Indebtedness
Our long-term debt balance has not changed materially since December 31, 2017. However, Selective Insurance Company of America ("SICA") borrowed the following short-term funds in the first quarter of 2018 from the FHLBNY:

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

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt are provided in this footnote and the related carry values have changed by less than 1% during Six Months 2018. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2018 and December 31, 2017:

June 30, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$38,896	22,479	16,417	—
Foreign government	17,982	—	17,982	—
Obligations of states and political subdivisions	1,253,667	—	1,253,667	—
Corporate securities	1,614,484	—	1,614,484	—
CLO and other ABS	771,597	—	768,408	3,189
CMBS	451,593	—	451,593	—
RMBS	989,434	—	989,434	—
Total AFS fixed income securities	5,137,653	22,479	5,111,985	3,189
Equity securities:
Common stock[2]	172,157	145,038	—	—
Preferred stock	4,421	4,421	—	—
Total equity securities	176,578	149,459	—	—
Short-term investments	164,118	163,120	998	—
Total assets measured at fair value	$5,478,349	335,058	5,112,983	3,189

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$49,740	24,652	25,088	—
Foreign government	18,555	—	18,555	—
Obligations of states and political subdivisions	1,582,970	—	1,582,970	—
Corporate securities	1,617,468	—	1,617,468	—
CLO and other ABS	795,458	—	795,458	—
CMBS	383,449	—	376,895	6,554
RMBS	714,882	—	714,882	—
Total AFS fixed income securities	5,162,522	24,652	5,131,316	6,554
AFS equity securities:
Common stock[2]	167,757	138,640	—	5,398
Preferred stock	14,948	14,948	—	—
Total AFS equity securities	182,705	153,588	—	5,398
Total AFS securities	5,345,227	178,240	5,131,316	11,952
Short-term investments	165,555	165,555	—	—
Total assets measured at fair value	$5,510,782	343,795	5,131,316	11,952

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $27.1 million at June 30, 2018, and $23.7 million at December 31, 2017, were measured at fair value using net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

There were no material changes in the fair value of securities measured using Level 3 prices in Six Months 2017. The following table provides a summary of Level 3 changes in Six Months 2018:

June 30, 2018
($ in thousands)	CMBS	Common Stock	CLO and Other ABS
Fair value, December 31, 2017	$6,554	5,398	—
Total net (losses) gains for the period included in:
Other comprehensive income ("OCI")	—	—	—
Net income	—	—	—
Purchases	—	—	3,189
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(6,554)	(5,398)	—
Fair value, June 30, 2018	$—	—	3,189

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2018 and December 31, 2017:

June 30, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$23,260	—	23,260	—
Corporate securities	20,113	—	11,628	8,485
Total HTM fixed income securities	$43,373	—	34,888	8,485

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,231	—	57,231	—
6.70% Senior Notes	108,453	—	108,453	—
5.875% Senior Notes	186,924	186,924	—	—
1.61% borrowings from FHLBNY	23,979	—	23,979	—
1.56% borrowings from FHLBNY	23,915	—	23,915	—
3.03% borrowings from FHLBI	58,483	—	58,483	—
Total long-term debt	$458,985	186,924	272,061	—

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$26,261	—	26,261	—
Corporate securities	17,839	—	12,306	5,533
Total HTM fixed income securities	$44,100	—	38,567	5,533

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	116,597	—	116,597	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% borrowings from FHLBNY	24,270	—	24,270	—
1.56% borrowings from FHLBNY	24,210	—	24,210	—
3.03% borrowings from FHLBI	60,334	—	60,334	—
Total long-term debt	$473,134	186,332	286,802	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Premiums written:
Direct	$753,363	706,408	$1,467,597	1,390,228
Assumed	6,536	6,488	12,807	12,179
Ceded	(104,651)	(99,082)	(200,596)	(189,889)
Net	$655,248	613,814	$1,279,808	1,212,518
Premiums earned:
Direct	$696,723	654,588	$1,380,456	1,301,316
Assumed	6,612	6,063	12,736	11,842
Ceded	(98,499)	(92,621)	(196,528)	(184,274)
Net	$604,836	568,030	$1,196,664	1,128,884
Loss and loss expenses incurred:
Direct	$391,014	389,550	$811,930	731,672
Assumed	2,364	7,766	10,368	12,203
Ceded	(27,050)	(55,757)	(71,029)	(84,844)
Net	$366,328	341,559	$751,269	659,031

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Ceded premiums written	$(66,341)	(63,808)	$(123,010)	(120,142)
Ceded premiums earned	(60,143)	(57,655)	(119,134)	(114,932)
Ceded loss and loss expenses incurred	(10,261)	(15,140)	(25,980)	(21,681)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Six Months ended June 30,
($ in thousands)	2018	2017
Gross reserve for loss and loss expense, at beginning of year	$3,771,240	3,691,719
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	585,855	611,200
Net reserve for loss and loss expense, at beginning of year	3,185,385	3,080,519
Incurred loss and loss expense for claims occurring in the:
Current year	756,855	684,877
Prior years	(5,586)	(25,846)
Total incurred loss and loss expense	751,269	659,031
Paid loss and loss expense for claims occurring in the:
Current year	214,169	171,724
Prior years	457,441	425,521
Total paid loss and loss expense	671,610	597,245
Net reserve for loss and loss expense, at end of period	3,265,044	3,142,305
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	539,321	588,916
Gross reserve for loss and loss expense at end of period	$3,804,365	3,731,221

The $72.0 million increase in current year loss and loss expense incurred illustrated in the table above was primarily driven by non-catastrophe property losses, as well as an increase in exposure due to premium growth. Non-catastrophe property losses, which increased $44.0 million, to $188.7 million, in Six Months 2018, were principally related to the early January deep freeze in our footprint states and a relatively large number of severe fire losses.

Prior year development in Six Months 2018 of $5.6 million included $12.0 million of favorable casualty development partially offset by $6.4 million of unfavorable property development. The favorable casualty development included $33.0 million of development in our workers compensation line of business, partially offset by unfavorable development of $15.0 million in our commercial automobile line of business and $6.0 million in our excess and surplus ("E&S") casualty lines.

Prior year development in Six Months 2017 of $25.8 million was primarily driven by favorable prior year casualty reserve development of $37.4 million in our general liability line of business and $15.3 million in our workers compensation line of business. This was partially offset by unfavorable development of $21.0 million in our commercial automobile line of business and $4.0 million in our personal automobile line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$122,104	108,316	240,335	215,445
Workers compensation	80,021	79,460	158,844	158,786
General liability	153,002	141,503	302,831	281,487
Commercial property	82,162	78,052	162,488	154,443
Businessowners’ policies	25,829	24,989	51,420	49,834
Bonds	8,335	6,986	16,469	13,484
Other	4,559	4,288	8,989	8,529
Miscellaneous income	2,882	3,016	4,708	5,876
Total Standard Commercial Lines revenue	478,894	446,610	946,084	887,884
Standard Personal Lines:
Net premiums earned:
Personal automobile	41,810	37,663	82,252	74,613
Homeowners	32,223	32,467	64,424	65,167
Other	1,644	1,542	3,257	3,093
Miscellaneous income	297	275	649	656
Total Standard Personal Lines revenue	75,974	71,947	150,582	143,529
E&S Lines:
Net premiums earned:
Casualty lines	39,379	39,054	77,919	76,966
Property lines	13,768	13,710	27,436	27,037
Miscellaneous income	—	—	1	—
Total E&S Lines revenue	53,147	52,764	105,356	104,003
Investments:
Net investment income	45,553	41,430	88,784	78,849
Net realized and unrealized investment (losses) gains	(1,652)	1,734	(12,201)	689
Total Investments revenue	43,901	43,164	76,583	79,538
Total revenues	$651,916	614,485	1,278,605	1,214,954

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Standard Commercial Lines:
Underwriting gain, before federal income tax	$41,016	34,759	47,820	77,305
Underwriting gain, after federal income tax	32,403	22,593	37,778	50,248
Combined ratio	91.4%	92.2	94.9	91.2

Standard Personal Lines:
Underwriting gain (loss), before federal income tax	$4,805	(5,768)	3,299	(662)
Underwriting gain (loss), after federal income tax	3,796	(3,749)	2,606	(430)
Combined ratio	93.7%	108.0	97.8	100.5

E&S Lines:
Underwriting (loss) gain, before federal income tax	$(7,789)	1,319	(8,354)	2,889
Underwriting (loss) gain, after federal income tax	(6,154)	857	(6,600)	1,878
Combined ratio	114.7%	97.5	107.9	97.2

Investments:
Net investment income	$45,553	41,430	88,784	78,849
Net realized and unrealized investment (losses) gains	(1,652)	1,734	(12,201)	689
Total investment income, before federal income tax	43,901	43,164	76,583	79,538
Tax on investment income	7,617	11,734	12,843	21,336
Total investment income, after federal income tax	$36,284	31,430	63,740	58,202

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Underwriting gain (loss)
Standard Commercial Lines	$41,016	34,759	47,820	77,305
Standard Personal Lines	4,805	(5,768)	3,299	(662)
E&S Lines	(7,789)	1,319	(8,354)	2,889
Investment income	43,901	43,164	76,583	79,538
Total all segments	81,933	73,474	119,348	159,070
Interest expense	(6,125)	(6,081)	(12,277)	(12,187)
Corporate expenses	(3,283)	(8,464)	(14,615)	(20,380)
Income, before federal income tax	$72,525	58,929	92,456	126,503

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

The following tables provide information regarding the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Interest cost	$3,095	3,110	6,190	6,221
Expected return on plan assets	(5,681)	(4,855)	(11,363)	(9,709)
Amortization of unrecognized net actuarial loss	493	482	987	963
Total net periodic benefit cost[1]	$(2,093)	(1,263)	(4,186)	(2,525)
1 The components of net periodic benefit cost are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30,
	2018	2017
Weighted-Average Expense Assumptions:
Discount rate	3.78%	4.41%
Effective interest rate for calculation of interest cost	3.46	3.84
Expected return on plan assets	6.36	6.24

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2018 and 2017 are as follows:

Second Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$72,525	13,706	58,819
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during period	(23,993)	(5,038)	(18,955)
Amounts reclassified into net income:
HTM securities	(8)	(2)	(6)
Realized losses on disposals of AFS securities	2,870	603	2,267
Total unrealized losses on investment securities	(21,131)	(4,437)	(16,694)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	531	111	420
Total defined benefit pension and post-retirement plans	531	111	420
Other comprehensive loss	(20,600)	(4,326)	(16,274)
Comprehensive income	$51,925	9,380	42,545

Second Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$58,929	17,503	41,426
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	35,887	12,561	23,326
Non-credit portion of OTTI recognized in OCI	6	2	4
Amounts reclassified into net income:
HTM securities	(43)	(15)	(28)
Realized gains on disposals of AFS securities	(1,885)	(660)	(1,225)
Total unrealized gains on investment securities	33,965	11,888	22,077
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	508	178	330
Total defined benefit pension and post-retirement plans	508	178	330
Other comprehensive income	34,473	12,066	22,407
Comprehensive income	$93,402	29,569	63,833

Six Months 2018
($ in thousands)	Gross	Tax	Net
Net income	$92,456	14,712	77,744
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during period	(109,308)	(22,955)	(86,353)
Amounts reclassified into net income:
HTM securities	(20)	(4)	(16)
Realized losses on disposals of AFS securities	7,419	1,558	5,861
Total unrealized losses on investment securities	(101,909)	(21,401)	(80,508)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,063	223	840
Total defined benefit pension and post-retirement plans	1,063	223	840
Other comprehensive loss	(100,846)	(21,178)	(79,668)
Comprehensive loss	$(8,390)	(6,466)	(1,924)

Six Months 2017
($ in thousands)	Gross	Tax	Net
Net income	$126,503	34,637	91,866
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	61,672	21,585	40,087
Non-credit portion of OTTI recognized in OCI	6	2	4
Amounts reclassified into net income:
HTM securities	(92)	(32)	(60)
Realized gains on disposals of AFS securities	(375)	(131)	(244)
Total unrealized gains on investment securities	61,211	21,424	39,787
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,015	355	660
Total defined benefit pension and post-retirement plans	1,015	355	660
Other comprehensive income	62,226	21,779	40,447
Comprehensive income	$188,729	56,416	132,313

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2018 were as follows:

June 30, 2018					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2017	$(59)	(14)	80,648	80,575	(60,405)	20,170
Cumulative effect adjustments	(12)	(2)	(12,792)	(12,806)	(12,213)	(25,019)
Balance, December 31, 2017 as adjusted	(71)	(16)	67,856	67,769	(72,618)	(4,849)
OCI before reclassifications	—	—	(86,353)	(86,353)	—	(86,353)
Amounts reclassified from AOCI	—	(16)	5,861	5,845	840	6,685
Net current period OCI	—	(16)	(80,492)	(80,508)	840	(79,668)
Balance, June 30, 2018	$(71)	(32)	(12,636)	(12,739)	(71,778)	(84,517)

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2018	2017	2018	2017
HTM related
Unrealized losses on HTM disposals	$(7)	17	(6)	30	Net realized and unrealized (losses) gains
Amortization of net unrealized gains on HTM securities	(1)	(60)	(14)	(122)	Net investment income earned
	(8)	(43)	(20)	(92)	Income before federal income tax
	2	15	4	32	Total federal income tax expense
	(6)	(28)	(16)	(60)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	2,870	(1,885)	7,419	(375)	Net realized and unrealized (losses) gains
	2,870	(1,885)	7,419	(375)	Income before federal income tax
	(603)	660	(1,558)	131	Total federal income tax expense
	2,267	(1,225)	5,861	(244)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	113	111	225	221	Loss and loss expense incurred
	418	397	838	794	Other insurance expenses
Total defined benefit pension and post-retirement life	531	508	1,063	1,015	Income before federal income tax
	(111)	(178)	(223)	(355)	Total federal income tax expense
	420	330	840	660	Net income

Total reclassifications for the period	$2,681	(923)	6,685	356	Net income

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

During 2018, we will continue to monitor IRS guidance to complete the analysis of loss reserve discounting.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Statutory tax rate	21%	35	21	35
Tax at statutory rate	$15,231	20,625	19,416	44,276
Tax-advantaged interest	(1,393)	(2,757)	(2,904)	(5,564)
Dividends received deduction	(210)	(625)	(336)	(956)
Stock-based compensation	(82)	(374)	(2,548)	(3,323)
Other	160	634	1,084	204
Federal income tax expense	$13,706	17,503	14,712	34,637

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

As of June 30, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

•
Financial Highlights of Results for the second quarters ended June 30, 2018 (“Second Quarter 2018”) and June 30, 2017 (“Second Quarter 2017”) and the six-month periods ended June 30, 2018 ("Six Months 2018") and June 30, 2017 ("Six Months 2017");

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

Financial Highlights of Results for Second Quarter and Six Months 2018 and Second Quarter and Six Months 20171

($ and shares in thousands, except per share amounts)	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
	2018	2017			2018	2017
Revenues	$651,916	614,485	6%		$1,278,605	1,214,954	5%
After-tax net investment income	37,589	30,303	24		73,379	57,754	27
After-tax underwriting income	30,045	19,702	52		33,784	51,696	(35)
Net income before federal income tax	72,525	58,929	23		92,456	126,503	(27)
Net income	58,819	41,426	42		77,744	91,866	(15)
Diluted net income per share	0.99	0.70	41		1.30	1.55	(16)
Diluted weighted-average outstanding shares	59,597	59,222	1		59,579	59,185	1
Combined ratio	93.7%	94.7	(1.0)	pts	96.4%	93.0	3.4	pts
Invested assets per dollar of stockholders' equity	$3.34	3.33	—%		$3.34	3.33	—%
After-tax yield on investments	2.7%	2.2	0.5	pts	2.6%	2.1	0.5	pts
Annualized return on average equity ("ROE")	14.0	10.2	3.8		9.1	11.5	(2.4)

Non-Generally Accepted Accounting Principles ("GAAP") operating income[2]	$60,124	40,299	49%		$87,383	91,418	(4)%
Diluted non-GAAP operating income per share[2]	1.01	0.68	49		1.46	1.54	(5)
Annualized non-GAAP operating ROE[2]	14.3%	9.9	4.4	pts	10.2%	11.5	(1.3)	pts

[1]	Refer to the Glossary of Terms attached to our 2017 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Net income	$58,819	41,426	77,744	91,866
Net realized losses (gains) and OTTI	2,767	(1,734)	(752)	(689)
Net unrealized (gains) losses recognized in income on equity securities	(1,115)	—	12,953	—
Net realized (gains) losses, OTTI, and unrealized (gains) losses	1,652	(1,734)	12,201	(689)
Tax expense (benefit)	(347)	607	(2,562)	241
Non-GAAP operating income	$60,124	40,299	87,383	91,418

Reconciliation of net income per share to non-GAAP operating income per share	Quarter ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Diluted net income per share	$0.99	0.70	1.30	1.55
Net realized losses (gains) and OTTI	0.05	(0.03)	(0.01)	(0.01)
Net unrealized (gains) losses recognized in income on equity securities	(0.02)	—	0.21	—
Net realized (gains) losses, OTTI, and unrealized (gains) losses	0.03	(0.03)	0.20	(0.01)
Tax expense (benefit)	(0.01)	0.01	(0.04)	—
Diluted non-GAAP operating income per share	$1.01	0.68	1.46	1.54

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Insurance operations	7.2%	4.9	4.0	6.5
Investment income[1]	9.0	7.5	8.6	7.3
Other	(1.9)	(2.5)	(2.4)	(2.3)
Net realized (losses) gains and OTTI	(0.7)	0.4	0.1	0.1
Net unrealized gains (losses) recognized in income on equity securities	0.3	—	(1.5)	—
Total net realized (losses) gains, OTTI, and unrealized gains (losses)[1]	(0.4)	0.4	(1.4)	0.1
Tax on net realized losses (gains), OTTI, and unrealized (gains) losses[1]	0.1	(0.1)	0.3	(0.1)
Annualized ROE	14.0%	10.2	9.1	11.5

Annualized ROE	14.0	10.2	9.1	11.5
Net realized losses (gains) and OTTI	0.7	(0.4)	(0.1)	(0.1)
Net unrealized (gains) losses recognized in income on equity securities	(0.3)	—	1.5	—
Net realized (gains) losses, OTTI, and unrealized (gains) losses	0.4	(0.4)	1.4	(0.1)
Tax expense (benefit)	(0.1)	0.1	(0.3)	0.1
Annualized non-GAAP operating ROE	14.3%	9.9	10.2	11.5
1 Investment segment results are the combination of "Net investment income earned," "Net realized and unrealized losses," and "Tax on net realized and unrealized losses."

After the severe winter weather losses incurred in the first quarter of 2018, our strong results in Second Quarter 2018 resulted in a 14.0% annualized ROE for Second Quarter 2018 and a 9.1% annualized ROE for Six Months 2018. The 3.8-point increase in annualized ROE in Second Quarter 2018 compared to Second Quarter 2017 was driven by: (i) an improvement in underwriting results, as the combined ratio was lower by 1.0 points in Second Quarter 2018 compared to Second Quarter 2017; (ii) an increase in investment income due to higher yields on our fixed income securities portfolio; (iii) a decrease in other expenses, as Second Quarter 2018 included a benefit related to stock compensation expense as a result of stock price fluctuations that have impacted the fair value of our liability awards; and (iv) a 1.9-point benefit from the lower corporate tax rate provided for in the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The 2.4-point decrease in annualized ROE in Six Months 2018 compared to Six Months 2017 reflects: (i) a 3.4-point increase in our combined ratio from 93.0% in Six Months 2017 to 96.4% in Six Months 2018; and (ii) the impact of net unrealized losses on equity securities in our income statement; partially offset by a 0.9-point benefit from the lower corporate tax rate provided for in Tax Reform. The combined ratio increase was primarily driven by non-catastrophe property losses that were 3.0 points higher than Six Months 2017, mostly due to the severe winter weather and a relatively large number of severe fire losses in the first quarter of 2018.

Our Second Quarter and Six Months 2018 results continue to reflect our efforts to: (i) achieve renewal pure price increases at the account level within our Standard Commercial Lines segment and overall rate level increases in our Standard Personal Lines and E&S segments; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. Our net premiums written ("NPW") growth of 7% for Second Quarter 2018 and 6% for Six Months 2018 was aided by the net appointment of 109 retail agents in 2017 and 66 retail agents in Six Months 2018, excluding agency consolidations. Included in these net appointments were 26 agents that were appointed in our new states of

Arizona and New Hampshire in 2017 and 12 agents that were appointed in Arizona, New Hampshire, and Colorado in Six Months 2018.

In addition to the cumulative renewal pure price increases we have achieved over the past several years, we have driven underwriting and claims process enhancements, and have improved our mix of business based on expected future profitability. For example, our workers compensation book of business, which represents approximately 17% of our Standard Commercial Lines business, continues to benefit from: (i) claims initiatives, such as reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration; and (ii) better outcomes driven by our workers compensation strategic case unit. In addition, we continue to work towards an improved mix of business in this line, that shifts towards lower hazard and smaller accounts from higher hazard and larger accounts. For a full discussion of the claims initiatives that we have deployed, refer to the “Reserves for Loss and Loss Expense” section within Critical Accounting Policies and Estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of our 2017 Annual Report.

Our commercial automobile line of business has been unprofitable in recent years and remains a significant area of focus for both the industry and us, as we continue to drive various initiatives to improve profitability in this line of business. For Second Quarter and Six Months 2018, we recorded unfavorable prior year casualty reserve development of $7.0 million and $15.0 million, respectively, mainly for accident years 2015 through 2017. The industry-wide statutory combined ratio for 2018 is expected to average approximately 112% as the industry has been experiencing higher than expected claim frequencies largely due to increased miles driven as a result of lower unemployment, lower gasoline prices, and an increase in distracted driving. Our combined ratio was 108.8% for Second Quarter 2018 and 110.0% for Six Months 2018. We achieved renewal pure price increases on this line of 7.5% in Second Quarter 2018 and 7.4% in Six Months 2018. We expect on-going industry-wide profitability issues to drive new and renewal pricing higher for this line of business. We have also been managing our commercial automobile in-force book of business in targeted industry segments and reducing our relative exposure in higher hazard classes to improve the underlying profitability of this business.

Our E&S Lines segment also remains a focus area, with a combined ratio of 114.7% for Second Quarter 2018 and 107.9% for Six Months 2018. We face a competitive environment in this segment, and our pricing and underwriting initiatives aimed at improving profitability have resulted in a decline in new business volume. To improve our profitability, we have increased new and renewal pricing, implemented business mix changes, and enhanced claims management practices. We expect continued pressure on NPW growth in this segment until we achieve our risk-adjusted return expectations.

Pre-tax net investment income grew 10% in Second Quarter 2018 and 13% in Six Months 2018 compared to the same prior year periods, driven by higher yields on our fixed income securities portfolio. We have continued to diversify our exposure to risk assets and move towards a long-term allocation of approximately 10% of total invested assets. Risk assets, which principally include public equities, high-yield fixed income securities, and private assets, represented 7.6% of our total invested assets at June 30, 2018.

We generated an annualized non-GAAP operating ROE of 14.3% in Second Quarter 2018 and 10.2% in Six Months 2018, compared to 9.9% in Second Quarter 2017 and 11.5% in Six Months 2017. The 4.4-point increase in Second Quarter 2018 compared to Second Quarter 2017 was mainly due to the increase in underwriting income and investment income, as discussed above. The 1.3-point decrease in Six Months 2018 compared to Six Months 2017 was mainly due to lower levels of underwriting income as discussed above, partially offset by an increase in investment income.

Insurance Operations
The key metric in understanding our insurance segments’ contribution to annualized non-GAAP operating ROE is the GAAP combined ratio. The following table provides a quantitative foundation for analyzing this ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Operations Results:
NPW	$655,248	613,814	7%		$1,279,808	1,212,518	6%
Net premiums earned (“NPE”)	604,836	568,030	6		1,196,664	1,128,884	6
Less:
Loss and loss expense incurred	366,328	341,559	7		751,269	659,031	14
Net underwriting expenses incurred	198,899	194,237	2		398,646	388,494	3
Dividends to policyholders	1,577	1,924	(18)		3,984	1,827	118
Underwriting income	$38,032	30,310	25%		$42,765	79,532	(46)%
Combined Ratios:
Loss and loss expense ratio	60.5%	60.2	0.3	pts	62.8%	58.4	4.4	pts
Underwriting expense ratio	32.9	34.2	(1.3)		33.3	34.4	(1.1)
Dividends to policyholders ratio	0.3	0.3	—		0.3	0.2	0.1
Combined ratio	93.7	94.7	(1.0)		96.4	93.0	3.4

The loss and loss expense ratio increased 0.3 points in Second Quarter 2018 and increased 4.4 points in Six Months 2018 compared to the same prior year periods, driven by the following:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$18.7	3.1	pts	$29.3	5.2	pts	(2.1)	pts
(Favorable) prior year casualty reserve development	(4.0)	(0.7)		(14.3)	(2.5)		1.8
Non-catastrophe property losses	82.9	13.7		73.3	12.9		0.8
Total	97.6	16.1		88.3	15.6		0.5

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$44.8	3.7	pts	$41.5	3.7	pts	—	pts
(Favorable) prior year casualty reserve development	(12.0)	(1.0)		(28.7)	(2.5)		1.5
Non-catastrophe property losses	188.7	15.8		144.7	12.8		3.0
Total	221.5	18.5		157.5	14.0		4.5

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2018		2017	2018	2017
General liability	$—		(15.0)	—	(37.4)
Commercial automobile	7.0		15.0	15.0	21.0
Workers compensation	(17.0)		(15.3)	(33.0)	(15.3)
Bonds	—		(2.0)	—	(2.0)
Total Standard Commercial Lines	(10.0)		(17.3)	(18.0)	(33.7)

Homeowners	—		1.0	—	1.0
Personal automobile	—		2.0	—	4.0
Total Standard Personal Lines	—		3.0	—	5.0

E&S	6.0		—	6.0	—

Total (favorable) prior year casualty reserve development	$(4.0)		(14.3)	(12.0)	(28.7)

(Favorable) impact on loss ratio	(0.7)	pts	(2.5)	(1.0)	(2.5)

The underwriting expense ratio decreased 1.3 points and 1.1 points in Second Quarter and Six Months 2018 compared to the same prior year periods due to the following:

•
A 0.8-point and 0.6-point decrease in employee-related expenses in Second Quarter 2018 and Six Months 2018, respectively. These decreases included a reduction in profit-based compensation to our employees of 0.3 points in the quarter and 0.2 points in the year-to-date period.

•	A 0.3-point decrease in supplemental commissions to our distribution partners in both periods compared to Second Quarter 2017 and Six Months 2017.

For a qualitative discussion of this reserve development, please refer to the respective insurance segment section below in
"Results of Operations and Related Information by Segment."

Other
Our interest and other corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, contributed an annualized ROE of (1.9) points in Second Quarter 2018, and (2.4) points in Six Months 2018 compared to (2.5) points in Second Quarter 2017 and (2.3) points in Six Months 2017. The quarter-to-date variance was driven primarily by a 1.6-point decrease in stock compensation expense as a result of stock price fluctuations that have impacted the fair value of our liability awards.

Outlook
Despite our strong financial performance in 2017 and expectations for 2018, the U.S. property and casualty insurance industry continues to be characterized by an abundance of capital, intense competition, and low overall premium growth. According to A.M. Best Company's ("A.M. Best") "US Property/Casualty: 2018 Review & Preview," for 2018, rate increases are expected to remain in the low single digits for most lines of business. A.M. Best is estimating an overall statutory combined ratio for the industry for 2018 of 100.0% and an estimated after-tax return on surplus of 5.8%. A.M. Best also estimates that property and casualty insurance industry loss and loss expense reserve adequacy peaked several years ago and has been declining since that time. In addition, changes in economic conditions, including changes in U.S. trade policies and the imposition of tariffs on imports, may lead to higher inflation and increase loss costs above expected trends, which would negatively impact our profitability and the property and casualty insurance industry profitability as a whole. Unanticipated inflation would impact both the claim payments that are made during the current year, as well as estimates of the loss and loss expense reserves for claims to be settled in the future. For a further discussion, please refer to Item 1A. "Risk Factors" in our 2017 Annual Report, under the subsection entitled, "Risks Related to Our Insurance Operations."

Our long-term growth plans include: (i) building our "ivy league" distribution partnerships to be representative of at least 25% of the available market share in each of our Standard Commercial Lines states; (ii) increasing our share of the business within these distribution partners, which we refer to as our "share of wallet," to 12%, which translates into a 3% market share in each state in which we write Standard Commercial Lines business; and (iii) geographic expansion. To date, we write Standard

Commercial Lines business in 25 states and the District of Columbia, which, at a 3% market share, would create a corporate Standard Commercial Lines profile of approximately $5 billion of NPW.

In 2017, we opened Arizona and New Hampshire for Standard Commercial Lines business, and effective January 1, 2018, we started writing Standard Commercial Lines business in Colorado. We have appointed an aggregate of 38 agents in these states, with appointments controlling approximately 10%-20% of that state's available Standard Commercial Lines premium. We expect to open New Mexico and Utah for Standard Commercial Lines business and Arizona and Utah for Standard Personal Lines business by the end of 2018.

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

As an organization, we are making significant investments focused on enhancing the overall customer experience in an omni-channel environment, including efforts to obtain: (i) stronger customer engagement through multiple communication touch points, such as mobile notifications and billing alerts; (ii) a 360-degree view of our customers to provide a more integrated service experience; (iii) increased capabilities to allow customers to interact with us in a 24x7 environment in a manner of their choosing; and (iv) deeper insight into metrics regarding customer satisfaction. To that end, we have recently deployed a new customer experience desktop to our contact center employees, and are working closely with our distribution partners and primary agency management system vendors to ensure we present our customers with a seamless experience. We recognize that our customers' expectations on how they engage with us and our agents are rapidly evolving, and we continue to strive towards providing "best-in-class" customer service in a 24-hour, 365-day environment. Our goals in this area are centered around leveraging technology to improve customer retention rates, which should, over time, enhance the quality of our business.

Our investment portfolio generated pre-tax net investment income of $88.8 million in Six Months 2018, which was a 13% increase over the same period in 2017. We have generated strong investment returns while maintaining a similar level of credit quality and duration risk on the portfolio, as a result of active investment management and security selection, principally in our core fixed income portfolio. Risk assets, which principally include high-yield fixed income securities, equities, and our alternative investment portfolio, were 7.6% of our overall portfolio as of June 30, 2018, which is consistent with year-end 2017. We have been gradually diversifying our portfolio, and will likely continue to modestly increase our risk asset allocation over time, up to approximately 10% of our invested assets, depending on market conditions.

After Second Quarter 2018 results, we are confirming our full-year 2018 guidance, which is the following:

•	A GAAP combined ratio, excluding catastrophe losses, of 92.0%. This assumes no additional prior year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $150 million, which includes $8 million of after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 18%, which includes an effective tax rate of 17% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other investments; and

•	Weighted average shares of 59.6 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$514,930	478,917	8%		$1,024,006	962,465	6%
NPE	476,012	443,594	7		941,376	882,008	7
Less:
Loss and loss expense incurred	273,934	252,876	8		567,440	494,440	15
Net underwriting expenses incurred	159,485	154,035	4		322,132	308,436	4
Dividends to policyholders	1,577	1,924	(18)		3,984	1,827	118
Underwriting income	$41,016	34,759	18%		$47,820	77,305	(38)%
Combined Ratios:
Loss and loss expense ratio	57.6%	57.1	0.5	pts	60.3%	56.0	4.3	pts
Underwriting expense ratio	33.5	34.7	(1.2)		34.2	35.0	(0.8)
Dividends to policyholders ratio	0.3	0.4	(0.1)		0.4	0.2	0.2
Combined ratio	91.4	92.2	(0.8)		94.9	91.2	3.7

The increases in NPW in the quarter and year-to-date periods reflected in the table above were driven by: (i) direct new business; (ii) renewal pure price increases; and (iii) strong retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2018	2017	2018	2017
Retention	84%	83	84%	83
Renewal pure price increases	3.5	3.1	3.4	3.1
Direct new business	$101.1	98.0	$199.0	187.5

The loss and loss expense ratio increased 0.5 points in Second Quarter 2018 compared to Second Quarter 2017 and 4.3 points in Six Months 2018 compared to Six Months 2017. These increases were driven by the following:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$10.1	2.1	pts	$17.0	3.8	pts	(1.7)	pts
Non-catastrophe property losses	57.0	12.0		48.2	10.9		1.1
(Favorable) prior year casualty reserve development	(10.0)	(2.1)		(17.3)	(3.9)		1.8
Total	57.1	12.0		47.9	10.8		1.2

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$29.9	3.2	pts	$23.9	2.7	pts	0.5	pts
Non-catastrophe property losses	127.8	13.6		98.0	11.1		2.5
(Favorable) prior year casualty reserve development	(18.0)	(1.9)		(33.7)	(3.8)		1.9
Total	139.7	14.9		88.2	10.0		4.9

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Second Quarter and Six Months 2018 and Second Quarter and Six Months 2017" section above and the line of business discussions below.

There was a 1.2-point decrease in the underwriting expense ratio in Second Quarter 2018 compared to Second Quarter 2017, and a 0.8-point decrease in the underwriting expense ratio in Six Months 2018 compared to Six Months 2017. The significant drivers of these variances were as follows:

•
A reduction in employee-related expenses of 0.7 points in the quarter and 0.5 points year to date. These decreases included: (i) lower profit-based compensation to our employees of 0.3 points in the quarter and 0.2 points year to date; and (ii) lower medical costs of 0.3 points in the quarter and 0.2 points year to date.

•	A reduction in profit-based compensation to our distribution partners of 0.3 points in the quarter and 0.2 points year to date.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$170,370	158,721	7%		$334,879	313,858	7%
Direct new business	29,725	30,012	(1)		59,442	56,919	4
Retention	84%	84	—	pts	84%	84	—	pts
Renewal pure price increases	2.4	2.9	(0.5)		2.5	2.6	(0.1)
NPE	$153,002	141,503	8%		$302,831	281,487	8%
Underwriting income	15,758	26,769	(41)		29,700	61,323	(52)
Combined ratio	89.7%	81.1	8.6	pts	90.2%	78.2%	12.0	pts
% of total Standard Commercial Lines NPW	33	33			33	33
The combined ratio increase in Second Quarter 2018 compared to Second Quarter 2017 was driven primarily by a decline in favorable prior year casualty reserve development, as illustrated in the table below.

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$—	—	pts	$(15.0)	(10.6)	pts	10.6	pts

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$—	—	pts	$(37.4)	(13.3)	pts	13.3	pts

The Second Quarter and Six Months 2017 development was primarily attributable to lower claims frequencies and severities primarily in accident years 2015 and prior, particularly in the products liability and excess liability segments.

Partially offsetting the prior year casualty development is the underwriting expense ratio, which decreased by 1.9 points in Second Quarter 2018 compared to Second Quarter 2017 and by 1.5 points in Six Months 2018 compared to Six Months 2017, primarily attributable to the aforementioned items discussed in the overall Commercial Lines Segment above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$134,082	119,063	13%		$263,927	236,449	12%
Direct new business	25,016	20,990	19		47,305	39,550	20
Retention	84%	84	—	pts	84%	84	—	pts
Renewal pure price increases	7.5	6.9	0.6		7.4	6.7	0.7
NPE	$122,104	108,316	13%		$240,335	215,445	12%
Underwriting loss	(10,773)	(17,355)	(38)		(24,137)	(25,523)	(5)
Combined ratio	108.8%	116.0	(7.2)	pts	110.0%	111.8	(1.8)	pts
% of total Standard Commercial Lines NPW	26	25			26	25

The decreases in the combined ratio of 7.2 points in Second Quarter 2018 compared to Second Quarter 2017 and 1.8 points in Six Months 2018 compared to Six Months 2017 were driven by a decrease in unfavorable prior year casualty reserve development, partially offset by higher non-catastrophe property losses. Quantitative information on the prior year development and property losses is as follows:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property losses	$19.7	16.1	pts	$14.6	13.5	pts	2.6	pts
Unfavorable prior year casualty reserve development	7.0	5.7		15.0	13.8		(8.1)
Catastrophe losses	0.7	0.5		0.9	0.8		(0.3)
Total	27.4	22.3		30.5	28.1		(5.8)

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property losses	$40.9	17.0	pts	$30.4	14.1	pts	2.9	pts
Unfavorable prior year casualty reserve development	15.0	6.2		21.0	9.7		(3.5)
Catastrophe losses	1.5	0.6		1.1	0.5		0.1
Total	57.4	23.8		52.5	24.3		(0.5)

The significant drivers of the development were as follows:

•	Second Quarter and Six Months 2018: Development was primarily due to higher claims frequencies, and to some extent severities, in accident years 2015 through 2017.

•	Second Quarter and Six Months 2017: Development was mainly due to higher casualty claim frequencies, and some increases in claim severities, in accident years 2015 and 2016.

In addition to the items described above, the combined ratio on this line benefited from the underwriting ratio, which was 1.1 points lower in Second Quarter 2018 compared to Second Quarter 2017 and 0.9 points lower in Six Months 2018 compared to Six Months 2017. These reductions were primarily attributable to the same items discussed in the overall Commercial Lines Segment above.

Workers Compensation
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$81,995	81,354	1%		$170,901	173,194	(1)%
Direct new business	16,070	17,269	(7)		33,418	34,306	(3)
Retention	84%	83	1	pts	84%	83	1	pts
Renewal pure price (decreases) increases	0.3	0.5	(0.2)		0.1	0.6	(0.5)
NPE	$80,021	79,460	1%		$158,844	158,786	—%
Underwriting income	21,795	16,738	30		38,221	17,892	114
Combined ratio	72.8%	78.9	(6.1)	pts	75.9%	88.7	(12.8)	pts
% of total Standard Commercial Lines NPW	16	17			17	18

The decreases in the combined ratio in Second Quarter and Six Months 2018 compared to the same prior year periods were driven by favorable prior year casualty reserve development, as well as a 1.5-point reduction in the combined ratio due to lower current year loss costs in both the quarter and year-to-date periods. Favorable prior year development, which in all cases was primarily due to lower severities in accident years 2016 and prior, was as follows:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(17.0)	(21.2)	pts	$(15.3)	(19.3)	pts	(1.9)	pts

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(33.0)	(20.8)	pts	$(15.3)	(9.6)	pts	(11.2)	pts

Additionally, there was a 1.2-point decrease in the underwriting expense ratio in Second Quarter of 2018 compared to Second Quarter 2017, which was primarily attributable to the same items discussed in the overall Commercial Lines Segment above.

Commercial Property
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$88,376	81,971	8%		$173,581	162,474	7%
Direct new business	19,928	19,850	—		39,412	37,163	6
Retention	82%	82	—	pts	82%	82	—	pts
Renewal pure price increases	3.2	1.6	1.6		2.8	2.0	0.8
NPE	$82,162	78,052	5%		$162,488	154,443	5%
Underwriting income (loss)	9,944	(1,631)	(710)		(2,497)	9,093	(127)
Combined ratio	87.9%	102.1	(14.2)	pts	101.5%	94.1	7.4	pts
% of total Standard Commercial Lines NPW	17	17			17	17

The decrease in the combined ratio in Second Quarter 2018 compared Second Quarter 2017, and the increase in the combined ratio in Six Months 2018 compared to Six Months 2017, were driven by the following:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$7.8	9.4	pts	$14.4	18.5	pts	(9.1)	pts
Non-catastrophe property losses	29.3	35.6		31.0	39.7		(4.1)
Total	37.1	45.0		45.4	58.2		(13.2)

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$22.5	13.9	pts	$20.5	13.3	pts	0.6	pts
Non-catastrophe property losses	72.4	44.5		58.1	37.6		6.9
Total	94.9	58.4		78.6	50.9		7.5

Lower catastrophe and non-catastrophe property losses in Second Quarter 2018 compared to Second Quarter 2017 partially offset the severe winter weather losses that we experienced in the first quarter of 2018. On a year -date-basis, the increase in our combined ratio continues to reflect these higher property losses from the first quarter of 2018, which were principally related to the January deep freeze in our footprint states and a relatively large number of severe fire losses.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$83,934	78,107	7%		$151,795	142,803	6%
NPE	75,677	71,672	6		149,933	142,873	5
Less:
Loss and loss expense incurred	49,260	54,725	(10)		104,699	99,015	6
Net underwriting expenses incurred	21,612	22,715	(5)		41,935	44,520	(6)
Underwriting income (loss)	$4,805	(5,768)	183%		$3,299	(662)	598%
Combined Ratios:
Loss and loss expense ratio	65.1%	76.3	(11.2)	pts	69.8%	69.3	0.5	pts
Underwriting expense ratio	28.6	31.7	(3.1)		28.0	31.2	(3.2)
Combined ratio	93.7	108.0	(14.3)		97.8	100.5	(2.7)

The increases in NPW in Second Quarter and Six Months 2018 compared to Second Quarter and Six Months 2017 were due primarily to: (i) new business; (ii) renewal pure price increases; and (iii) improving retention.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2018	2017	2018	2017
New business	$15.9	13.2	$27.7	24.6
Retention	85%	84	85%	84
Renewal pure price increases	3.4	2.6	3.6	2.7

The loss and loss expense ratio decreased 11.2 points in Second Quarter 2018 compared to Second Quarter 2017 and increased 0.5 points in Six Months 2018 compared to Six Months 2017 . Quantitative information on the drivers of these fluctuations is as follows:

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$19.8	26.2	pts	$20.0	27.9	pts	(1.7)	pts
Catastrophe losses	5.8	7.7		9.4	13.0		(5.3)
Unfavorable prior year development	—	—		3.0	4.2		(4.2)
Total	25.6	33.9		32.4	45.1		(11.2)

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$12.7	8.4	pts	$13.3	9.3	pts	(0.9)	pts
Unfavorable prior year casualty reserve development	—	—		5.0	3.5		(3.5)
Non-catastrophe property losses	45.5	30.3		36.4	25.4		4.9
Total	58.2	38.7		54.7	38.2		0.5

Lower catastrophe and non-catastrophe property losses in Second Quarter 2018 compared to Second Quarter 2017 provided some offset to the property losses we experienced in the first quarter of 2018. On a year-to-date basis, non-catastrophe property losses remain higher than last year principally related to the January 2018 deep freeze in our footprint states and a relatively large number of severe fire losses.

Unfavorable prior year casualty reserve development in Second Quarter and Six Months 2017 was primarily driven by increased frequency and severity in the personal automobile liability line for accident 2016.

The underwriting expense ratio decreased 3.1 points in Second Quarter 2018 compared to Second Quarter 2017 and 3.2 points in Six Months 2018 compared to Six Months 2017. The significant drivers of these variances were as follows:

•
A reduction in costs of 1.3 points in the quarter and 1.0 points year to date associated with the internally-developed software platform used in this segment of our business, which was fully amortized in the fourth quarter of 2017.

•
A reduction in employee-related expenses of 1.0 points in the quarter and 0.8 points year to date . These decreases included: (i) lower profit-based compensation to our employees of 0.3 points in the quarter and 0.2 points year to date; and (ii) lower medical costs of 0.2 points in the quarter and 0.1 points year to date.

•	A 0.6-point reduction in commissions to our distribution partners in both the quarter and year-to-date periods, including 0.4-points related to profit-based commissions.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$56,384	56,790	(1)%		$104,007	107,250	(3)%
NPE	53,147	52,764	1		105,355	104,003	1
Less:
Loss and loss expense incurred	43,134	33,958	27		79,130	65,576	21
Net underwriting expenses incurred	17,802	17,487	2		34,579	35,538	(3)
Underwriting (loss) income	$(7,789)	1,319	(691)%		$(8,354)	2,889	(389)%
Combined Ratios:
Loss and loss expense ratio	81.2%	64.4	16.8	pts	75.1%	63.0	12.1	pts
Underwriting expense ratio	33.5	33.1	0.4		32.8	34.2	(1.4)
Combined ratio	114.7	97.5	17.2		107.9	97.2	10.7

We continue to focus on profitability drivers in our E&S operations and have been actively managing price increases. While NPW has declined as a consequence of these actions, our primary focus is to bring this segment to targeted levels of profitability. Quantitative information regarding new business and price increases is as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2018	2017	2018	2017
Direct new business	$20.3	24.9	$38.5	48.7
Casualty new/renewal price increases	5.9%	5.8	6.5%	8.1

The NPE increases in Second Quarter and Six Months 2018 compared to Second Quarter and 2017 Six Months 2017 were consistent with the fluctuation in NPW for the twelve-month period ended June 30, 2018 compared with the twelve-month period ended June 30, 2017.

The loss and loss expense ratio increased 16.8 points in Second Quarter 2018 and 12.1 points in Six Months 2018 compared to the same prior year periods, driven by the items outlined in the table below as well as higher current year loss costs that increased the combined ratio by 4.7 points in both the quarter and year-to-date periods. The unfavorable prior year casualty reserve development outlined in the table below was primarily driven by increased frequencies and severities in accident years 2015 and 2016.

	Second Quarter 2018			Second Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$6.0	11.3	pts	$—	—	pts	11.3	pts
Non-catastrophe property losses	6.1	11.5		5.1	9.7		1.8
Catastrophe losses	2.8	5.3		3.0	5.7		(0.4)
Total	14.9	28.1		8.1	15.4		12.7

	Six Months 2018			Six Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$6.0	5.7	pts	$—	—	pts	5.7	pts
Non-catastrophe property losses	15.4	14.6		10.4	10.0		4.6
Catastrophe losses	2.2	2.1		4.4	4.2		(2.1)
Total	23.6	22.4		14.8	14.2		8.2

There was a 1.4-point decrease in the underwriting expense ratio in Six Months 2018 compared to Six Months 2017, which was primarily driven by 0.8-point reductions in profit-based compensation to both our distribution partners and employees.

Reinsurance
We have successfully completed negotiations of our July 1, 2018 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The renewal of these treaties included some enhancements in terms and conditions, with the same structure as the expiring treaties as follows:

Property Excess of Loss
The property excess of loss treaty ("Property Treaty") provides $58.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit, for the $30.0 million in excess of $10.0 million second layer, is $120.0 million.

•	A third layer has a limit of $20.0 million in excess of $40.0 million, with an annual aggregate limit of approximately $75.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses.

Casualty Excess of Loss
The casualty excess of loss treaty (“Casualty Treaty”) provides $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which remains unchanged from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

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

Total Invested Assets
($ in thousands)	June 30, 2018	December 31, 2017	Change % or Points
Total invested assets	$5,665,568	5,685,179	—%
Invested assets per dollar of stockholders' equity	3.34	3.32	1
Unrealized gain – before tax[1]	9,816	124,679	(92)
Unrealized gain – after tax[1]	7,755	80,575	(90)
1Includes unrealized gains on fixed income securities and equity securities.

Invested assets remained relatively unchanged at June 30, 2018 compared to December 31, 2017. The decrease in unrealized gains during Six Months 2018 was driven by our fixed income securities portfolio, which was unfavorably impacted by rising interest rates.

Fixed Income Securities
At June 30, 2018, our fixed income securities portfolio represented 92% of our total invested assets, largely unchanged compared to December 31, 2017. The effective duration of the fixed income securities portfolio as of June 30, 2018 was 4.0 years, compared to the Insurance Subsidiaries’ liability duration as of December 31, 2017 of approximately 3.8 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield while managing interest rate risk and credit risk at an acceptable level. Approximately 17% of our fixed income security portfolio at June 30, 2018 was invested in floating securities that are primarily indexed to the three-month London Interbank Offered Rate ("LIBOR"). We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our fixed income securities portfolio had a weighted average credit rating of “ AA- ,” with 97% of the securities in the portfolio being investment grade quality, at both June 30, 2018 and December 31, 2017. Within our fixed income securities portfolio, we maintained an allocation of non-investment grade high-yield securities, which represented 3% of our fixed income securities portfolio as of both June 30, 2018 and December 31, 2017. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2017.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2017 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Fixed income securities	$43,774	37,668	16%		85,815	74,559	15%
Equity securities	1,820	1,419	28		3,797	2,887	32
Short-term investments	611	377	62		1,134	627	81
Other investments	2,094	5,231	(60)		3,657	6,834	(46)
Investment expenses	(2,746)	(3,265)	(16)		(5,619)	(6,058)	(7)
Net investment income earned – before tax	45,553	41,430	10		88,784	78,849	13
Net investment income tax expense	(7,964)	(11,127)	(28)		(15,405)	(21,095)	(27)
Net investment income earned – after tax	$37,589	30,303	24		73,379	57,754	27
Effective tax rate	17.5%	26.9	(9.4)	pts	17.4	26.8	(9.4)	pts
Annualized after-tax yield on fixed income securities	2.8	2.2	0.6		2.7	2.2	0.5
Annualized after-tax yield on investment portfolio	2.7	2.2	0.5		2.6	2.1	0.5

The increase in pre-tax net investment income in Second Quarter and Six Months 2018 compared to Second Quarter and Six Months 2017 was driven primarily by our fixed income securities portfolio, which benefited from improved new money reinvestment yields and repositioning of the investment grade securities as a result of active investment management and security selection, principally in our core fixed income portfolio. In addition, with approximately 17% of our fixed income portfolio invested in floating rate securities that primarily reset based on the 90-day LIBOR, we have benefited from the 64-point rise in LIBOR in Six Months 2018. These improvements were partially offset by lower returns on our alternative investments within our other investment portfolio, primarily related to our energy-sector related investments. On an after-tax basis, we benefited from a decrease in the effective tax rate as a result of Tax Reform. See the "Federal Income Taxes" discussion below for additional information regarding the impact of this legislation.

Realized and Unrealized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2018	2017	2018	2017
Net realized gains on disposals, excluding OTTI	$54	2,951	4,785	5,381
OTTI charges	(2,821)	(1,217)	(4,033)	(4,692)
Unrealized gains (losses) recognized in income on equity securities	1,115	—	(12,953)	—
Total net realized and unrealized (losses) gains	$(1,652)	1,734	(12,201)	689

The increase in net realized and unrealized losses in Second Quarter 2018 compared to Second Quarter 2017 was driven by OTTI charges recognized in earnings. The increase in net realized and unrealized losses in Six Months 2018 compared to Six Months 2017 was driven by market value fluctuations on our equity portfolio, which are recorded through income due to an accounting change in the first quarter of 2018. For information on this accounting change, see Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q. For further discussion of our OTTI methodology, see Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2018	2017	2018	2017
Federal income tax expense	$13.7	17.5	14.7	34.6
Effective tax rate	18.9%	29.7	15.9	27.4

On December 22, 2017, Tax Reform was signed into law, which among other provisions, reduced our statutory corporate tax rate from 35% to 21% beginning on January 1, 2018. The reduction in the effective tax rate in the table above for Second Quarter and Six Months 2018 compared to Second Quarter and Six Months 2017 reflects: (i) the lower statutory rate; (ii) the contribution of tax-advantaged interest and dividend income in relation to overall pre-tax income this year compared to last; and (iii) an increase in the tax benefit of our share-based payment awards that are recognized through income, which was driven by growth in our stock price.

In general, our effective tax rate differs from the statutory rate principally due to the benefit of tax-advantaged interest and dividend income, which are taxed at lower rates. For a reconciliation of tax expense at the statutory rate to tax expense on our Consolidated Statements of Income, refer to Note 12. "Federal Income Taxes" in Item 1. "Financial Statements." of this Form 10-Q.

Our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, for full-year 2018, we expect an overall effective tax rate of approximately 18%, which is higher than our effective tax rate for Six Months 2018, as we expect a greater income contribution from our insurance operations for the remainder of the year compared to the relative contribution during the first half of the year.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash, excluding restricted cash, and short-term investment position of $169 million at June 30, 2018 was comprised of $36 million at the Parent and $133 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $90 million at June 30, 2018 and December 31, 2017, for a total of $126 million of cash and liquid investments at the Parent at June 30, 2018, compared to $114 million at December 31, 2017. We expect to continue to increase the level of cash and invested assets at the Parent over time, although there will be fluctuations in these balances based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to hold cash and other liquid assets at the Parent sufficient to meet two years of its expected annual needs.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $100 million in total dividends to the Parent in 2018, a $20 million increase compared to $80 million paid in 2017, of which $50 million was paid during Six Months 2018. As of December 31, 2017, our allowable ordinary maximum dividend was $211 million for 2018.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 4.0 years as of June 30, 2018, while the liabilities of the Insurance Subsidiaries had a duration as of December 31, 2017 of 3.8 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate which varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at June 30, 2018 or at any time during 2018.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of June 30, 2018	Actual as of June 30, 2018
Consolidated net worth	Not less than $1.2 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.6%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements

SICSC	$648.0	$64.8	32.0	32.8	1.4
SICSE	507.5	50.8	28.0	22.8	1.0
SICA	2,434.9	243.5	50.0	193.5	8.7
SICNY	445.8	22.3	—	22.3	1.0
Total		$381.4	110.0	271.4	12.1

Short-term Borrowings
In Six Months 2018, SICA borrowed: (i) $75 million from the FHLBNY, which was repaid on March 20, 2018; and (ii) $55 million from the FHLBNY, which was repaid on April 18, 2018. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

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
As of June 30, 2018
SICSC	$648.0	$64.8	27.0	37.8
SICSE	507.5	50.8	18.0	32.8
Total		$115.6	45.0	70.6

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Six Months 2018.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026. We have $185 million of Senior Notes due February 9, 2043 that became callable on February 8, 2018, which we may elect to call, in whole or in part, at any time. If we were to call and redeem these Senior Notes, we would expense the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.4 million at June 30, 2018.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2018, we had GAAP stockholders' equity and statutory surplus of $1.7 billion. With total debt of $439.3 million, our debt-to-capital ratio was approximately 20.6% at June 30, 2018.

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

Book value per share decreased to $28.86 as of June 30, 2018, from $29.28 as of December 31, 2017, due to $1.37 in unrealized losses on our investment portfolio and $0.36 in dividends to our shareholders, partially offset by $1.30 in net income per share.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. We have been rated “A” or higher by A.M. Best for the past 88 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

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

In the first quarter of 2018, Moody’s reaffirmed our "A2" rating with a "stable" outlook. In taking this action, Moody’s cited our solid risk-adjusted capitalization, strong asset quality, and underwriting profitability, as well as our good regional presence and established independent agency support.

In Second Quarter 2018, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, strong business profile, and stable interest coverage metrics.

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

Off-Balance Sheet Arrangements
At June 30, 2018 and December 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2017. As of June 30, 2018, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to $237.2 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of June 30, 2018, we had the following contractual obligations: (i) $27.9 million in non-publicly traded common stock within our equity portfolio that expire through 2023, and (ii) $16.8 million in a non-publicly traded collateralized loan obligation in our fixed income securities portfolio that expires in 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

Except for internal controls over financial reporting related to the implementation of a new investment accounting platform, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management reviewed and tested the effectiveness of internal controls over financial reporting related to the new investment accounting platform and concluded they were effective.

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

As of June 30, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

The NFIP was authorized until July 31, 2018. On July 25, 2018, the U.S. House of Representatives passed a four-month extension authorizing the NFIP until November 30, 2018. On July 31, 2018, the U.S. Senate passed the four-month extension and President Trump signed the extension bill. There continues to be significant public policy and political debate in Congress about extension of the NFIP and solutions for flood risk throughout the country. In November 2017, the U.S. House of Representatives passed the 21st Century Flood Reform Act, which would extend the NFIP for five years but reduce the WYO expense allowance over a three-year period by three points, from its current 30.9% to 27.9%. The bill also proposes changes in certain operational processes and provides incentives for the private flood insurance market. The U.S. Senate has yet to consider this bill. FEMA, on its own initiative however, revised the arrangement by: (i) reducing the WYO’s expense allowance by one percentage point, from 30.9% to 29.9% effective October 2018; and (ii) eliminating the provision allowing FEMA to increase a WYO’s expense allowance by one percentage point to cover additional incurred expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2018	461	$60.50	—	—
May 1 - 31, 2018	1,821	55.78	—	—
June 1 - 30, 2018	—	—	—	—
Total	2,282	$56.74	—	—

1During Second Quarter 2018, 488 shares were purchased from employees and non-employee directors in connection with the vesting of restricted stock units and 1,794 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those individuals. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	August 2, 2018	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

Date:	August 2, 2018	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)