Form 10-Q
period 2018-09-30
SELECTIVE INSURANCE GROUP INC
filed 2018-10-26
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018
or

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
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐          No ☒
As of October 15, 2018, there were 58,888,985 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $46,240 – 2018; $44,100 – 2017)	$44,582	42,129
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,216,964 – 2018; $5,076,716 – 2017)	5,190,156	5,162,522
Equity securities – at fair value (cost: $134,530 – 2018; $143,811 – 2017)	157,867	182,705
Short-term investments (at cost which approximates fair value)	304,572	165,555
Other investments	163,930	132,268
Total investments (Note 4 and 6)	5,861,107	5,685,179
Cash	446	534
Restricted cash	12,386	44,176
Interest and dividends due or accrued	41,016	40,897
Premiums receivable, net of allowance for uncollectible accounts of: $10,100 – 2018; $10,000 – 2017	826,923	747,029
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,500 – 2018; $4,600 – 2017	603,827	594,832
Prepaid reinsurance premiums	167,108	153,493
Current federal income tax	—	3,243
Deferred federal income tax	52,347	31,990
Property and equipment – at cost, net of accumulated depreciation and amortization of: $227,639 – 2018; $213,227 – 2017	64,225	63,959
Deferred policy acquisition costs	258,033	235,055
Goodwill	7,849	7,849
Other assets	91,485	78,195
Total assets	$7,986,752	7,686,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$3,925,155	3,771,240
Unearned premiums	1,483,794	1,349,644
Long-term debt	439,436	439,116
Current federal income tax	12,133	—
Accrued salaries and benefits	95,352	131,850
Other liabilities	292,362	281,624
Total liabilities	$6,248,232	5,973,474

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,786,738 – 2018; 102,284,564 – 2017	205,573	204,569
Additional paid-in capital	385,451	367,717
Retained earnings	1,824,607	1,698,613
Accumulated other comprehensive (loss) income (Note 11)	(92,576)	20,170
Treasury stock – at cost (shares: 43,897,753 – 2018; 43,789,442 – 2017)	(584,535)	(578,112)
Total stockholders’ equity	$1,738,520	1,712,957
Commitments and contingencies
Total liabilities and stockholders’ equity	$7,986,752	7,686,431

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Net premiums earned	$614,277	572,055	1,810,941	1,700,939
Net investment income earned	52,443	40,446	141,227	119,295
Net realized and unrealized (losses) gains:
Net realized investment (losses) gains on disposals	(751)	6,871	4,034	12,252
Other-than-temporary impairments	(1,426)	(43)	(5,459)	(4,729)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(30)	—	(36)
Unrealized losses on equity securities	(2,610)	—	(15,563)	—
Total net realized and unrealized (losses) gains	(4,787)	6,798	(16,988)	7,487
Other income	2,538	1,994	7,896	8,526
Total revenues	664,471	621,293	1,943,076	1,836,247

Expenses:
Loss and loss expense incurred	379,199	344,587	1,130,468	1,003,618
Amortization of deferred policy acquisition costs	124,511	118,143	368,265	350,071
Other insurance expenses	80,108	78,874	244,342	243,799
Interest expense	6,073	6,085	18,350	18,272
Corporate expenses	7,450	6,289	22,065	26,669
Total expenses	597,341	553,978	1,783,490	1,642,429

Income before federal income tax	67,130	67,315	159,586	193,818

Federal income tax expense:
Current	10,314	16,859	23,529	48,917
Deferred	1,381	3,738	2,878	6,317
Total federal income tax expense	11,695	20,597	26,407	55,234

Net income	$55,435	46,718	133,179	138,584

Earnings per share:
Basic net income	$0.94	0.80	2.26	2.37

Diluted net income	$0.93	0.79	2.23	2.34

Dividends to stockholders	$0.18	0.16	0.54	0.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income	$55,435	46,718	133,179	138,584

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(17,036)	10,874	(103,389)	50,961
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	19	—	23
Amounts reclassified into net income:
Held-to-maturity securities	(6)	(35)	(22)	(95)
Non-credit other-than-temporary impairments	—	25	—	25
Realized losses (gains) on disposals of available-for-sale securities	8,563	(4,394)	14,424	(4,638)
Total unrealized (losses) gains on investment securities	(8,479)	6,489	(88,987)	46,276

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	420	329	1,260	989
Total defined benefit pension and post-retirement plans	420	329	1,260	989
Other comprehensive (loss) income	(8,059)	6,818	(87,727)	47,265
Comprehensive income	$47,376	53,536	45,452	185,849

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Nine Months ended September 30,
($ in thousands, except per share amounts)	2018	2017
Common stock:
Beginning of year	$204,569	203,241
Dividend reinvestment plan (shares: 17,683 – 2018; 22,278 – 2017)	35	45
Stock purchase and compensation plans (shares: 484,491 – 2018; 537,588 – 2017)	969	1,075
End of period	205,573	204,361

Additional paid-in capital:
Beginning of year	367,717	347,295
Dividend reinvestment plan	1,013	1,025
Stock purchase and compensation plans	16,721	14,417
End of period	385,451	362,737

Retained earnings:
Beginning of year, as previously reported	1,698,613	1,568,881
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	30,726	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	(5,707)	—
Balance at beginning of year, as adjusted	1,723,632	1,568,881
Net income	133,179	138,584
Dividends to stockholders ($0.54 per share – 2018; $0.48 per share – 2017)	(32,204)	(28,424)
End of period	1,824,607	1,679,041

Accumulated other comprehensive (loss) income:
Beginning of year, as previously reported	20,170	(15,950)
Cumulative effect adjustment due to adoption of equity security guidance, net of tax (Note 2)	(30,726)	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance (Note 2)	5,707	—
Balance at beginning of year, as adjusted	(4,849)	(15,950)
Other comprehensive (loss) income	(87,727)	47,265
End of period	(92,576)	31,315

Treasury stock:
Beginning of year	(578,112)	(572,097)
Acquisition of treasury stock (shares: 108,311 – 2018; 136,012 – 2017)	(6,423)	(6,005)
End of period	(584,535)	(578,102)
Total stockholders’ equity	$1,738,520	1,699,352

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2018	2017
Operating Activities
Net income	$133,179	138,584

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,961	38,163
Stock-based compensation expense	12,150	10,139
Undistributed gains of equity method investments	(4,243)	(4,247)
Distributions in excess of current year income of equity method investments	3,210	552
Loss on disposal of fixed assets	62	998
Net realized and unrealized losses (gains)	16,988	(7,487)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	144,920	104,429
Increase in unearned premiums, net of prepaid reinsurance	120,535	115,855
Decrease in net federal income taxes	18,339	15,674
Increase in premiums receivable	(79,894)	(88,175)
Increase in deferred policy acquisition costs	(22,978)	(19,592)
Decrease (increase) in interest and dividends due or accrued	72	(1,088)
Decrease in accrued salaries and benefits	(36,498)	(19,804)
Increase in other assets	(13,881)	(6,304)
(Decrease) increase in other liabilities	(34,437)	12,621
Net cash provided by operating activities	292,485	290,318

Investing Activities
Purchase of fixed income securities, held-to-maturity	(7,150)	—
Purchase of fixed income securities, available-for-sale	(1,974,253)	(1,517,474)
Purchase of equity securities	(57,834)	(44,480)
Purchase of other investments	(47,238)	(34,586)
Purchase of short-term investments	(2,711,360)	(3,025,824)
Sale of fixed income securities, available-for-sale	1,382,677	811,991
Sale of short-term investments	2,572,399	3,032,802
Redemption and maturities of fixed income securities, held-to-maturity	3,923	36,092
Redemption and maturities of fixed income securities, available-for-sale	456,037	439,616
Sale of equity securities	79,676	19,007
Sale of other investments	3,497	—
Distributions from other investments	23,420	17,041
Purchase of property and equipment	(11,150)	(11,806)
Net cash used in investing activities	(287,356)	(277,621)

Financing Activities
Dividends to stockholders	(30,694)	(26,915)
Acquisition of treasury stock	(6,423)	(6,005)
Net proceeds from stock purchase and compensation plans	5,001	4,744
Proceeds from borrowings	130,000	64,000
Repayments of borrowings	(130,000)	(64,000)
Repayments of capital lease obligations	(4,891)	(3,267)
Net cash used in financing activities	(37,007)	(31,443)
Net decrease in cash and restricted cash	(31,878)	(18,746)
Cash and restricted cash, beginning of year	44,710	37,405
Cash and restricted cash, end of period	$12,832	18,659
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2018 (“Third Quarter 2018”) and September 30, 2017 (“Third Quarter 2017”) and the nine-month periods ended September 30, 2018 ("Nine Months 2018") and September 30, 2017 ("Nine Months 2017"). The Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the SEC.

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

We adopted ASU 2016-01 in the first quarter of 2018 and recognized a $30.7 million cumulative-effect adjustment to the opening balances of accumulated other comprehensive income ("AOCI") and retained earnings, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, beginning in the first quarter of 2018, changes in unrealized gains or losses on this portfolio are no longer recorded to AOCI, but are instead recognized in income through "Unrealized losses on equity securities" on our Consolidated Statements of Income. See Note 4 (j) below for information regarding unrealized equity losses recognized in income in Third Quarter and Nine Months 2018.

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

The adoption of this guidance resulted in a restatement of operating cash flows in Nine Months 2017 to remove the impact of the change in restricted cash from operating activities and include the restricted cash balance in the reconciliation of beginning and ending cash balances on the Statements of Cash Flows. In addition, we have included the required reconciliation in Note 3. "Statements of Cash Flows" below.

ASU 2016-15 and ASU 2016-18 resulted in the following line item restatements within operating and investing cash flows on the Statements of Cash Flows:

	September 30, 2017
($ in thousands)	Prior to Adoption	After Adoption
Undistributed gains of equity method investments	$(5,157)	(4,247)
Distributions in excess of current year income of equity method investments	—	552
Decrease (increase) in other assets	12,678	(6,304)
Net cash provided by operating activities	307,838	290,318

Distributions from other investments	18,503	17,041
Net cash used in investing activities	(276,159)	(277,621)

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

Pronouncements to be effective in the future
The FASB has issued new leasing guidance through ASU 2016-02, Leases, which was issued in February 2016, as well as additional implementation guidance that was issued in 2018 (collectively referred to as "ASU 2016-02"). ASU 2016-02 requires all lessees to recognize assets and liabilities on their balance sheets for the rights and obligations created by leases with terms longer than 12 months. For leases with a term of 12 months or less, an accounting policy election is allowed to recognize lease expense on a straight-line basis over the lease term. Under the new lease guidance, we expect an increase in assets and liabilities as we will recognize operating leases for office space, fleet vehicles, and equipment on our balance sheet for the first time. However, these increases will not have a material impact to our financial condition. ASU 2016-02 allows for certain practical expedients, accounting policy elections, and a transition method election. We currently plan to adopt practical expedients related to reassessing: (i) whether our existing contracts are, or contain, leases; (ii) lease classification for existing leases; and (iii) initial direct costs for existing leases. Additionally, we plan to adopt accounting policy elections to: (i)

aggregate lease and non-lease components of a contract into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term. We will be adopting ASU 2016-02 on January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings as of that date. We do not anticipate the impact of this guidance to be material to our financial condition or results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not anticipate the adoption of this guidance to have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-13 will not impact our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These modifications include: (i) removing the requirement to disclose the amount in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year; and (ii) adding the requirement to disclose an explanation of the reasons for significant gains or losses related to changes in the benefit obligation for the period. This update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-14 will not impact our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial condition or results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2018	2017
Cash paid during the period for:
Interest	$15,449	15,356
Federal income tax	7,193	39,000

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	32,757	6,192
Corporate actions related to equity securities[1]	944	4,725
Assets acquired under capital lease arrangements	4,114	278
1Examples of such corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2018	December 31, 2017
Cash	$446	534
Restricted cash	12,386	44,176
Total cash and restricted cash shown in the Statements of Cash Flows	$12,832	44,710

Amounts included in restricted cash represent cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own Program.

NOTE 4. Investments
(a) Information regarding our held-to-maturity ("HTM") fixed income securities as of September 30, 2018 and December 31, 2017 was as follows:

September 30, 2018
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$21,834	36	21,870	526	—	22,396
Corporate securities	22,798	(86)	22,712	1,132	—	23,844
Total HTM fixed income securities	$44,632	(50)	44,582	1,658	—	46,240

December 31, 2017
($ in thousands)	Amortized Cost	Net Unrealized Gains (Losses)	Carrying Value	Unrecognized Holding Gains	Unrecognized Holding Losses	Fair Value
Obligations of states and political subdivisions	$25,154	84	25,238	1,023	—	26,261
Corporate securities	16,996	(105)	16,891	1,003	(55)	17,839
Total HTM fixed income securities	$42,150	(21)	42,129	2,026	(55)	44,100

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of September 30, 2018 and December 31, 2017 was as follows:

September 30, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$97,304	306	(1,148)	96,462
Foreign government	18,015	88	(120)	17,983
Obligations of states and political subdivisions	1,161,322	10,848	(7,261)	1,164,909
Corporate securities	1,662,613	6,342	(19,302)	1,649,653
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	772,738	4,571	(2,540)	774,769
Commercial mortgage-backed securities ("CMBS")	495,208	328	(5,987)	489,549
Residential mortgage-backed securities (“RMBS”)	1,009,764	2,670	(15,603)	996,831
Total AFS securities	$5,216,964	25,153	(51,961)	5,190,156

December 31, 2017
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$49,326	647	(233)	49,740
Foreign government	18,040	526	(11)	18,555
Obligations of states and political subdivisions	1,539,307	44,245	(582)	1,582,970
Corporate securities	1,588,339	30,891	(1,762)	1,617,468
CLO and other ABS	789,152	6,508	(202)	795,458
CMBS	382,727	1,563	(841)	383,449
RMBS	709,825	6,487	(1,430)	714,882
Total AFS fixed income securities	5,076,716	90,867	(5,061)	5,162,522
AFS equity securities:
Common stock	129,696	38,287	(226)	167,757
Preferred stock	14,115	904	(71)	14,948
Total AFS equity securities	143,811	39,191	(297)	182,705
Total AFS securities	$5,220,527	130,058	(5,358)	5,345,227

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

(c) The severity of impairment on securities in an unrealized/unrecognized loss position averaged approximately 2% of amortized cost at September 30, 2018 and approximately 1% at December 31, 2017. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.2 million of unrealized/unrecognized losses at September 30, 2018, and $0.1 million of unrealized/unrecognized losses at December 31, 2017.

September 30, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$26,414	(843)	8,497	(305)	34,911	(1,148)
Foreign government	7,281	(120)	—	—	7,281	(120)
Obligations of states and political subdivisions	411,980	(7,008)	6,397	(253)	418,377	(7,261)
Corporate securities	1,140,349	(19,052)	6,373	(250)	1,146,722	(19,302)
CLO and other ABS	497,809	(2,479)	4,335	(61)	502,144	(2,540)
CMBS	376,359	(5,940)	2,340	(47)	378,699	(5,987)
RMBS	699,336	(14,727)	19,183	(876)	718,519	(15,603)
Total AFS securities	$3,159,528	(50,169)	47,125	(1,792)	3,206,653	(51,961)

December 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$23,516	(233)	250	—	23,766	(233)
Foreign government	1,481	(11)	—	—	1,481	(11)
Obligations of states and political subdivisions	107,514	(422)	14,139	(160)	121,653	(582)
Corporate securities	238,326	(1,744)	3,228	(18)	241,554	(1,762)
CLO and other ABS	74,977	(196)	1,655	(6)	76,632	(202)
CMBS	154,267	(773)	5,214	(68)	159,481	(841)
RMBS	269,485	(1,285)	11,200	(145)	280,685	(1,430)
Total AFS fixed income securities	869,566	(4,664)	35,686	(397)	905,252	(5,061)
AFS equity securities:
Common stock	4,727	(226)	—	—	4,727	(226)
Preferred stock	3,833	(71)	—	—	3,833	(71)
Total AFS equity securities	8,560	(297)	—	—	8,560	(297)
Total AFS	$878,126	(4,961)	35,686	(397)	913,812	(5,358)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The increase in the less than 12 months unrealized loss position was due to higher interest rates, with a 94-basis point increase in 2-year U.S. Treasury Note yields and a 66-basis point increase in 10-year U.S. Treasury Note yields during the nine-month period ending September 30, 2018. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at September 30, 2018, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at September 30, 2018:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$176,545	14,017	14,150
Due after one year through five years	2,107,663	20,518	21,926
Due after five years through 10 years	2,759,167	10,047	10,164
Due after 10 years	146,781	—	—
Total fixed income securities	$5,190,156	44,582	46,240

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2018			December 31, 2017
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$75,508	99,346	174,854	52,251	99,026	151,277
Private credit	37,525	85,747	123,272	37,743	94,959	132,702
Real assets	25,214	33,088	58,302	25,379	27,014	52,393
Total alternative investments	138,247	218,181	356,428	115,373	220,999	336,372
Other securities	25,683	—	25,683	16,895	—	16,895
Total other investments	$163,930	218,181	382,111	132,268	220,999	353,267
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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three- and nine-month periods ended June 30 is included in our Third Quarter and Nine Months results. This information is as follows:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2018	2017	2018	2017
Net investment income (loss)	$11.9	0.6	(29.9)	(61.8)
Realized gains (losses)	124.8	43.3	1,348.3	(261.0)
Net change in unrealized appreciation	1,434.3	1,296.3	695.8	3,186.3
Net gain	$1,571.0	1,340.2	2,014.2	2,863.5
Selective’s insurance subsidiaries’ alternative investments gain	$7.1	2.7	10.6	9.5

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at September 30, 2018 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2018:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.2	22.2
Obligations of states and political subdivisions	—	—	3.8	3.8
CMBS	7.2	9.4	—	16.6
RMBS	57.8	76.3	—	134.1
Total pledged as collateral	$65.0	85.7	26.0	176.7

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2018 or December 31, 2017.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Fixed income securities	$45,088	38,865	130,903	113,424
Equity securities	2,079	1,605	5,876	4,492
Short-term investments	867	396	2,001	1,023
Other investments	7,211	2,659	10,868	9,493
Investment expenses	(2,802)	(3,079)	(8,421)	(9,137)
Net investment income earned	$52,443	40,446	141,227	119,295

(i) OTTI charges were $1.4 million and $0.1 million in Third Quarter 2018 and Third Quarter 2017, respectively, and $5.5 million and $4.8 million in Nine Months 2018 and Nine Months 2017, respectively. All of the OTTI charges in 2018 and a majority of the charges in 2017 were related to securities for which we had the intent to sell, with each security type's charge not exceeding 1% of its amortized cost. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for Third Quarter and Nine Months 2018 and 2017 included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Net realized (losses) gains on the disposals of securities:
Fixed income securities	$(9,413)	1,996	(13,922)	6,566
Equity securities	8,665	4,875	17,960	5,225
Short-term investments	2	—	1	—
Other investments	(5)	—	(5)	461
Net realized gains on the disposal of securities	(751)	6,871	4,034	12,252
OTTI charges	(1,426)	(73)	(5,459)	(4,765)
Net realized (losses) gains	(2,177)	6,798	(1,425)	7,487
Unrealized (losses) recognized in income on equity securities[1]	(2,610)	—	(15,563)	—
Total net realized and unrealized investment (losses) gains	$(4,787)	6,798	$(16,988)	7,487
1Includes unrealized holding gains (losses) of: (i) $5.5 million in Third Quarter 2018 and $4.2 million in Nine Months 2018 on equity securities remaining in our portfolio as of September 30, 2018; and (ii) $(8.1) million in Third Quarter 2018 and $(19.8) million in Nine Months 2018 on equity securities sold during the respective periods.

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
HTM fixed income securities
Gains	$—	—	2	44
Losses	—	—	—	(1)
AFS fixed income securities
Gains	462	2,070	5,056	8,337
Losses	(9,875)	(74)	(18,980)	(1,814)
Equity securities
Gains	10,584	4,875	20,209	5,225
Losses	(1,919)	—	(2,249)	—
Short-term investments
Gains	3	—	6	2
Losses	(1)	—	(5)	(2)
Other investments
Gains	—	—	—	480
Losses	(5)	—	(5)	(19)
Total net realized gains (losses) on disposals of securities	$(751)	6,871	4,034	12,252

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.
Proceeds from the sales of AFS fixed income securities were $444.4 million and $94.9 million in Third Quarter 2018 and Third Quarter 2017, respectively, and $1,382.7 million and $812.0 million in Nine Months 2018 and Nine Months 2017, respectively. Proceeds from the sales of equity securities were $36.1 million and $12.7 million in Third Quarter 2018 and Third Quarter 2017, respectively, and $79.7 million and $19.0 million in Nine Months 2018 and Nine Months 2017, respectively.

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

NOTE 6. Fair Value Measurements
Our financial assets are measured at fair value as disclosed on the Consolidated Balance Sheets. The fair values of our long-term debt are provided in this footnote and the related carry values have changed by less than 1% during Nine Months 2018. For a discussion of the fair value and hierarchy of the techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2017 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2018 and December 31, 2017:

September 30, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$96,462	76,760	19,702	—
Foreign government	17,983	—	17,983	—
Obligations of states and political subdivisions	1,164,909	—	1,164,909	—
Corporate securities	1,649,653	—	1,649,653	—
CLO and other ABS	774,769	—	770,628	4,141
CMBS	489,549	—	489,549	—
RMBS	996,831	—	996,831	—
Total AFS fixed income securities	5,190,156	76,760	5,109,255	4,141
Equity securities:
Common stock[2]	154,845	124,445	—	—
Preferred stock	3,022	3,022	—	—
Total equity securities	157,867	127,467	—	—
Short-term investments	304,572	303,572	1,000	—
Total assets measured at fair value	$5,652,595	507,799	5,110,255	4,141

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$49,740	24,652	25,088	—
Foreign government	18,555	—	18,555	—
Obligations of states and political subdivisions	1,582,970	—	1,582,970	—
Corporate securities	1,617,468	—	1,617,468	—
CLO and other ABS	795,458	—	795,458	—
CMBS	383,449	—	376,895	6,554
RMBS	714,882	—	714,882	—
Total AFS fixed income securities	5,162,522	24,652	5,131,316	6,554
AFS equity securities:
Common stock[2]	167,757	138,640	—	5,398
Preferred stock	14,948	14,948	—	—
Total AFS equity securities	182,705	153,588	—	5,398
Total AFS securities	5,345,227	178,240	5,131,316	11,952
Short-term investments	165,555	165,555	—	—
Total assets measured at fair value	$5,510,782	343,795	5,131,316	11,952

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $30.4 million at September 30, 2018, and $23.7 million at December 31, 2017, were measured at fair value using net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

There were no material changes in the fair value of securities measured using Level 3 prices in Nine Months 2017. The following table provides a summary of Level 3 changes in Nine Months 2018:

September 30, 2018
($ in thousands)	CMBS	Common Stock	CLO and Other ABS
Fair value, December 31, 2017	$6,554	5,398	—
Total net (losses) gains for the period included in:
OCI	—	—	—
Net income	—	—	—
Purchases	—	—	4,141
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(6,554)	(5,398)	—
Fair value, September 30, 2018	$—	—	4,141

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2018 and December 31, 2017:

September 30, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$22,396	—	22,396	—
Corporate securities	23,844	—	11,583	12,261
Total HTM fixed income securities	$46,240	—	33,979	12,261

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,733	—	57,733	—
6.70% Senior Notes	106,760	—	106,760	—
5.875% Senior Notes	184,778	184,778	—	—
1.61% borrowings from FHLBNY	23,936	—	23,936	—
1.56% borrowings from FHLBNY	23,871	—	23,871	—
3.03% borrowings from FHLBI	57,795	—	57,795	—
Total long-term debt	$454,873	184,778	270,095	—

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$26,261	—	26,261	—
Corporate securities	17,839	—	12,306	5,533
Total HTM fixed income securities	$44,100	—	38,567	5,533

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	116,597	—	116,597	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% borrowings from FHLBNY	24,270	—	24,270	—
1.56% borrowings from FHLBNY	24,210	—	24,210	—
3.03% borrowings from FHLBI	60,334	—	60,334	—
Total long-term debt	$473,134	186,332	286,802	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2017 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Premiums written:
Direct	$752,834	706,918	$2,220,431	2,097,146
Assumed	7,084	8,506	19,891	20,685
Ceded	(108,250)	(111,147)	(308,846)	(301,036)
Net	$651,668	604,277	$1,931,476	1,816,795
Premiums earned:
Direct	$706,497	666,048	$2,086,953	1,967,364
Assumed	6,484	7,623	19,220	19,465
Ceded	(98,704)	(101,616)	(295,232)	(285,890)
Net	$614,277	572,055	$1,810,941	1,700,939
Loss and loss expenses incurred:
Direct	$477,427	455,728	$1,289,357	1,187,400
Assumed	6,529	5,420	16,897	17,623
Ceded	(104,757)	(116,561)	(175,786)	(201,405)
Net	$379,199	344,587	$1,130,468	1,003,618

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Ceded premiums written	$(70,100)	(68,132)	$(193,110)	(188,274)
Ceded premiums earned	(61,448)	(59,847)	(180,582)	(174,779)
Ceded loss and loss expenses incurred	(89,396)	(112,994)	(115,376)	(134,675)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Nine Months ended September 30,
($ in thousands)	2018	2017
Gross reserve for loss and loss expense, at beginning of year	$3,771,240	3,691,719
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	585,855	611,200
Net reserve for loss and loss expense, at beginning of year	3,185,385	3,080,519
Incurred loss and loss expense for claims occurring in the:
Current year	1,148,032	1,037,079
Prior years	(17,564)	(33,461)
Total incurred loss and loss expense	1,130,468	1,003,618
Paid loss and loss expense for claims occurring in the:
Current year	369,036	314,686
Prior years	610,734	581,186
Total paid loss and loss expense	979,770	895,872
Net reserve for loss and loss expense, at end of period	3,336,083	3,188,265
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	589,072	647,535
Gross reserve for loss and loss expense at end of period	$3,925,155	3,835,800

The $111.0 million increase in current year loss and loss expense incurred illustrated in the table above was primarily driven by: (i) non-catastrophe property losses; (ii) an increase in current year loss costs on our commercial automobile line of business; and (iii) an increase in exposure due to premium growth. Non-catastrophe property losses, which increased $61.9 million, to $278.5 million, in Nine Months 2018, were partially related to the early January 2018 deep freeze in our footprint states and a relatively large number of fire losses over the course of the year.

Prior year development in Nine Months 2018 of $17.6 million included $24.0 million of favorable casualty development, partially offset by $6.4 million of unfavorable property development. The favorable casualty development included $53.0 million of development in our workers compensation line of business and $8.0 million in our general liability line of business, partially offset by unfavorable development of $25.0 million in our commercial automobile line of business and $12.0 million in our excess and surplus ("E&S") casualty lines.

Prior year development in Nine Months 2017 of $33.5 million was primarily driven by favorable prior year casualty reserve development of $48.3 million in our general liability line of business and $29.3 million in our workers compensation line of business. This was partially offset by unfavorable development of $26.0 million in our commercial automobile line of business, $10.0 million in our E&S segment, and $4.0 million in our personal automobile line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$124,862	111,711	365,197	327,156
Workers compensation	78,784	77,580	237,628	236,366
General liability	154,974	141,059	457,805	422,546
Commercial property	83,056	78,151	245,544	232,594
Businessowners’ policies	25,994	25,019	77,414	74,853
Bonds	8,778	7,420	25,247	20,904
Other	4,608	4,310	13,597	12,839
Miscellaneous income	2,228	1,712	6,936	7,588
Total Standard Commercial Lines revenue	483,284	446,962	1,429,368	1,334,846
Standard Personal Lines:
Net premiums earned:
Personal automobile	42,772	38,612	125,024	113,225
Homeowners	32,293	32,215	96,717	97,382
Other	2,092	1,774	5,349	4,867
Miscellaneous income	310	282	959	938
Total Standard Personal Lines revenue	77,467	72,883	228,049	216,412
E&S Lines:
Net premiums earned:
Casualty lines	42,179	40,090	120,098	117,056
Property lines	13,885	14,114	41,321	41,151
Miscellaneous income	—	—	1	—
Total E&S Lines revenue	56,064	54,204	161,420	158,207
Investments:
Net investment income	52,443	40,446	141,227	119,295
Net realized and unrealized investment (losses) gains	(4,787)	6,798	(16,988)	7,487
Total Investments revenue	47,656	47,244	124,239	126,782
Total revenues	$664,471	621,293	1,943,076	1,836,247

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Standard Commercial Lines:
Underwriting gain, before federal income tax	$26,333	35,329	74,153	112,634
Underwriting gain, after federal income tax	20,803	22,964	58,581	73,212
Combined ratio	94.5%	92.1	94.8	91.5

Standard Personal Lines:
Underwriting gain, before federal income tax	$3,158	8,179	6,457	7,517
Underwriting gain, after federal income tax	2,495	5,316	5,101	4,886
Combined ratio	95.9%	88.7	97.2	96.5

E&S Lines:
Underwriting gain (loss), before federal income tax	$3,506	(11,063)	(4,848)	(8,174)
Underwriting gain (loss), after federal income tax	2,770	(7,191)	(3,830)	(5,313)
Combined ratio	93.7%	120.4	103.0	105.2

Investments:
Net investment income	$52,443	40,446	141,227	119,295
Net realized and unrealized investment (losses) gains	(4,787)	6,798	(16,988)	7,487
Total investment income, before federal income tax	47,656	47,244	124,239	126,782
Tax on investment income	8,562	13,236	21,405	34,572
Total investment income, after federal income tax	$39,094	34,008	102,834	92,210

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Underwriting gain (loss)
Standard Commercial Lines	$26,333	35,329	74,153	112,634
Standard Personal Lines	3,158	8,179	6,457	7,517
E&S Lines	3,506	(11,063)	(4,848)	(8,174)
Investment income	47,656	47,244	124,239	126,782
Total all segments	80,653	79,689	200,001	238,759
Interest expense	(6,073)	(6,085)	(18,350)	(18,272)
Corporate expenses	(7,450)	(6,289)	(22,065)	(26,669)
Income, before federal income tax	$67,130	67,315	159,586	193,818

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

The following tables provide information regarding the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Net Periodic Benefit Cost:
Interest cost	$3,095	3,111	9,285	9,332
Expected return on plan assets	(5,681)	(4,854)	(17,044)	(14,563)
Amortization of unrecognized net actuarial loss	494	481	1,481	1,444
Total net periodic benefit cost[1]	$(2,092)	(1,262)	(6,278)	(3,787)
1 The components of net periodic benefit cost are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30,
	2018	2017
Weighted-Average Expense Assumptions:
Discount rate	3.78%	4.41%
Effective interest rate for calculation of interest cost	3.46	3.83
Expected return on plan assets	6.36	6.24

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2018 and 2017 are as follows:

Third Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$67,130	11,695	55,435
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during period	(21,565)	(4,529)	(17,036)
Amounts reclassified into net income:
HTM securities	(8)	(2)	(6)
Realized losses on disposals of AFS securities	10,839	2,276	8,563
Total unrealized losses on investment securities	(10,734)	(2,255)	(8,479)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	532	112	420
Total defined benefit pension and post-retirement plans	532	112	420
Other comprehensive loss	(10,202)	(2,143)	(8,059)
Comprehensive income	$56,928	9,552	47,376

Third Quarter 2017
($ in thousands)	Gross	Tax	Net
Net income	$67,315	20,597	46,718
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	16,729	5,855	10,874
Non-credit portion of OTTI recognized in OCI	30	11	19
Amounts reclassified into net income:
HTM securities	(54)	(19)	(35)
Non-credit OTTI	38	13	25
Realized gains on disposals of AFS securities	(6,760)	(2,366)	(4,394)
Total unrealized gains on investment securities	9,983	3,494	6,489
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	507	178	329
Total defined benefit pension and post-retirement plans	507	178	329
Other comprehensive income	10,490	3,672	6,818
Comprehensive income	$77,805	24,269	53,536

Nine Months 2018
($ in thousands)	Gross	Tax	Net
Net income	$159,586	26,407	133,179
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during period	(130,873)	(27,484)	(103,389)
Amounts reclassified into net income:
HTM securities	(28)	(6)	(22)
Realized losses on disposals of AFS securities	18,258	3,834	14,424
Total unrealized losses on investment securities	(112,643)	(23,656)	(88,987)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,595	335	1,260
Total defined benefit pension and post-retirement plans	1,595	335	1,260
Other comprehensive loss	(111,048)	(23,321)	(87,727)
Comprehensive income	$48,538	3,086	45,452

Nine Months 2017
($ in thousands)	Gross	Tax	Net
Net income	$193,818	55,234	138,584
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during period	78,401	27,440	50,961
Non-credit portion of OTTI recognized in OCI	36	13	23
Amounts reclassified into net income:
HTM securities	(146)	(51)	(95)
Non-credit OTTI	38	13	25
Realized gains on disposals of AFS securities	(7,135)	(2,497)	(4,638)
Total unrealized gains on investment securities	71,194	24,918	46,276
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,522	533	989
Total defined benefit pension and post-retirement plans	1,522	533	989
Other comprehensive income	72,716	25,451	47,265
Comprehensive income	$266,534	80,685	185,849

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2018 were as follows:

September 30, 2018					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2017	$(59)	(14)	80,648	80,575	(60,405)	20,170
Cumulative effect adjustments	(12)	(2)	(12,792)	(12,806)	(12,213)	(25,019)
Balance, December 31, 2017 as adjusted	(71)	(16)	67,856	67,769	(72,618)	(4,849)
OCI before reclassifications	—	—	(103,389)	(103,389)	—	(103,389)
Amounts reclassified from AOCI	—	(22)	14,424	14,402	1,260	15,662
Net current period OCI	—	(22)	(88,965)	(88,987)	1,260	(87,727)
Balance, September 30, 2018	$(71)	(38)	(21,109)	(21,218)	(71,358)	(92,576)

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2018	2017	2018	2017
OTTI related
Non-credit OTTI on disposed securities	$—	38	—	38	Net realized and unrealized (losses) gains
	—	38	—	38	Income before federal income tax
	—	(13)	—	(13)	Total federal income tax expense
	—	25	—	25	Net income
HTM related
Unrealized losses on HTM disposals	$11	11	5	41	Net realized and unrealized (losses) gains
Amortization of net unrealized gains on HTM securities	(19)	(65)	(33)	(187)	Net investment income earned
	(8)	(54)	(28)	(146)	Income before federal income tax
	2	19	6	51	Total federal income tax expense
	(6)	(35)	(22)	(95)	Net income
Realized losses (gains) on AFS and OTTI
Realized losses (gains) on AFS disposals and OTTI	10,839	(6,760)	18,258	(7,135)	Net realized and unrealized (losses) gains
	10,839	(6,760)	18,258	(7,135)	Income before federal income tax
	(2,276)	2,366	(3,834)	2,497	Total federal income tax expense
	8,563	(4,394)	14,424	(4,638)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	112	110	337	331	Loss and loss expense incurred
	420	397	1,258	1,191	Other insurance expenses
Total defined benefit pension and post-retirement life	532	507	1,595	1,522	Income before federal income tax
	(112)	(178)	(335)	(533)	Total federal income tax expense
	420	329	1,260	989	Net income

Total reclassifications for the period	$8,977	(4,075)	15,662	(3,719)	Net income

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

We will continue to monitor IRS guidance to complete the analysis of loss reserve discounting.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Statutory tax rate	21%	35	21	35
Tax at statutory rate	$14,097	23,560	33,513	67,836
Tax-advantaged interest	(1,338)	(2,915)	(4,242)	(8,479)
Dividends received deduction	(107)	(382)	(443)	(1,338)
Stock-based compensation	(415)	(86)	(2,963)	(3,409)
Other	(542)	420	542	624
Federal income tax expense	$11,695	20,597	26,407	55,234

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

As of September 30, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

NOTE 14. Subsequent Events
Hurricane Michael made landfall on October 10, 2018 in the Florida Panhandle as a powerful Category 4 hurricane and continued into Georgia and other southeastern states. While relatively early given the complexity of losses involved, we currently estimate our losses from this event to be approximately $10 million.

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

•
Financial Highlights of Results for the third quarters ended September 30, 2018 (“Third Quarter 2018”) and September 30, 2017 (“Third Quarter 2017”) and the nine-month periods ended September 30, 2018 ("Nine Months 2018") and September 30, 2017 ("Nine Months 2017");

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

Financial Highlights of Results for Third Quarter and Nine Months 2018 and Third Quarter and Nine Months 20171

($ and shares in thousands, except per share amounts)	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
	2018	2017			2018	2017
Revenues	$664,471	621,293	7%		$1,943,076	1,836,247	6%
After-tax net investment income	42,875	29,590	45		116,254	87,344	33
After-tax underwriting income	26,068	21,089	24		59,852	72,785	(18)
Net income before federal income tax	67,130	67,315	—		159,586	193,818	(18)
Net income	55,435	46,718	19		133,179	138,584	(4)
Diluted net income per share	0.93	0.79	18		2.23	2.34	(5)
Diluted weighted-average outstanding shares	59,711	59,323	1		59,626	59,232	1
Combined ratio	94.6%	94.3	0.3	pts	95.8%	93.4	2.4	pts
Invested assets per dollar of stockholders' equity	$3.37	3.36	—%		$3.37	3.36	—%
After-tax yield on investments	3.0%	2.1	0.9	pts	2.7%	2.1	0.6	pts
Annualized return on average equity ("ROE")	12.9	11.2	1.7		10.3	11.4	(1.1)

Non-Generally Accepted Accounting Principles ("GAAP") operating income[2]	$59,216	42,300	40%		$146,599	133,718	10%
Diluted non-GAAP operating income per share[2]	0.99	0.72	38		2.46	2.26	9
Annualized non-GAAP operating ROE[2]	13.8%	10.1	3.7	pts	11.3%	11.0	0.3	pts

[1]	Refer to the Glossary of Terms attached to our 2017 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income	$55,435	46,718	133,179	138,584

Net realized and unrealized losses (gains), before tax	4,787	(6,798)	16,988	(7,487)
Tax on net realized and unrealized losses (gains)	(1,006)	2,380	(3,568)	2,621
Net realized and unrealized losses (gains)	3,781	(4,418)	13,420	(4,866)

Non-GAAP operating income	$59,216	42,300	146,599	133,718

Reconciliation of net income per share to non-GAAP operating income per share	Quarter ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Diluted net income per share	$0.93	0.79	2.23	2.34

Net realized and unrealized losses (gains), before tax	0.08	(0.11)	0.28	(0.13)
Tax on net realized and unrealized losses (gains)	(0.02)	0.04	(0.05)	0.05
Net realized and unrealized losses (gains)	0.06	(0.07)	0.23	(0.08)

Diluted non-GAAP operating income per share	$0.99	0.72	2.46	2.26

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Annualized ROE	12.9%	11.2	10.3	11.4

Net realized and unrealized losses (gains), before tax	1.1	(1.6)	1.3	(0.6)
Tax on net realized and unrealized losses (gains)	(0.2)	0.5	(0.3)	0.2
Net realized and unrealized losses (gains)	0.9	(1.1)	1.0	(0.4)

Annualized non-GAAP operating ROE	13.8%	10.1	11.3	11.0

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2018	2017		2018	2017
Standard Commercial Lines Segment	4.9%	5.4	(0.5)	4.5	6.0	(1.5)
Standard Personal Lines Segment	0.6	1.3	(0.7)	0.4	0.4	—
E&S Lines Segment	0.6	(1.7)	2.3	(0.3)	(0.4)	0.1
Total Insurance operations	6.1	5.0	1.1	4.6	6.0	(1.4)

Investment income	10.0	7.1	2.9	9.0	7.2	1.8
Net realized and unrealized (losses) gains	(0.9)	1.1	(2.0)	(1.0)	0.4	(1.4)
Total Investments segment	9.1	8.2	0.9	8.0	7.6	0.4

Other	(2.3)	(2.0)	(0.3)	(2.3)	(2.2)	(0.1)

Annualized ROE	12.9%	11.2	1.7	10.3	11.4	(1.1)

Insurance Operations
Our insurance operations' ROE improved by 1.1 points for the quarter, primarily reflecting the lower corporate tax rate provided under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Our pre-tax profitability in our overall insurance operations remained consistent with last year, with a combined ratio of 94.6% in Third Quarter 2018 compared to 94.3% in Third Quarter 2017. Despite the benefits from Tax Reform, the insurance operations' non-GAAP operating ROE declined 1.4 points for Nine Months 2018 compared to Nine Months 2017, reflecting an increase in our combined ratio to 95.8% in Nine Months 2018, compared to 93.4% in Nine Months 2017, principally driven by a higher level of non-catastrophe property losses and a lower level of favorable prior year casualty reserve development.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Operations Results:
Net premiums written ("NPW")	$651,668	604,277	8%		$1,931,476	1,816,795	6%
Net premiums earned (“NPE”)	614,277	572,055	7		1,810,941	1,700,939	6
Less:
Loss and loss expense incurred	379,199	344,587	10		1,130,468	1,003,618	13
Net underwriting expenses incurred	199,791	193,975	3		598,437	582,469	3
Dividends to policyholders	2,290	1,048	119		6,274	2,875	118
Underwriting income	$32,997	32,445	2%		$75,762	111,977	(32)%
Combined Ratios:
Loss and loss expense ratio	61.7%	60.2	1.5	pts	62.5%	59.0	3.5	pts
Underwriting expense ratio	32.5	33.9	(1.4)		33.0	34.2	(1.2)
Dividends to policyholders ratio	0.4	0.2	0.2		0.3	0.2	0.1
Combined ratio	94.6	94.3	0.3		95.8	93.4	2.4

Our Third Quarter and Nine Months 2018 results continue to reflect our efforts to: (i) achieve meaningful overall renewal rate level increases at levels that we believe exceed expected loss cost inflation; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. Our NPW growth of 8% for Third Quarter 2018 and 6% for Nine Months 2018, compared to the prior year periods, was aided by the net appointment of 76 retail agents in Nine Months 2018 and 109 retail agents in 2017, excluding agency consolidations. Included in these net appointments were 38 agents appointed in our new states of Arizona, New Hampshire, and Colorado.

Loss and Loss Expenses
The loss and loss expense ratio increased 1.5 points in Third Quarter 2018 and 3.5 points in Nine Months 2018 compared to the same prior year periods, driven by the following:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses[1]	$28.1	4.6	pts	$23.7	4.1	pts	0.5	pts
(Favorable) prior year casualty reserve development	(12.0)	(2.0)		(9.9)	(1.7)		(0.3)
Non-catastrophe property losses	89.8	14.6		71.8	12.6		2.0
Total	105.9	17.2		85.6	15.0		2.2
[1]Included in these catastrophe losses were $15.0 million, or 2.4 combined ratio points, in Third Quarter 2018 related to Hurricane Florence and $14.4 million, or 2.5 combined ratio points, in Third Quarter 2017 related to Hurricanes Harvey and Irma.

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$72.9	4.0	pts	$65.3	3.8	pts	0.2	pts
(Favorable) prior year casualty reserve development	(24.0)	(1.3)		(38.6)	(2.3)		1.0
Non-catastrophe property losses	278.5	15.4		216.5	12.7		2.7
Total	327.4	18.1		243.2	14.2		3.9

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2018		2017	2018	2017
General liability	$(8.0)		(10.9)	(8.0)	(48.3)
Commercial automobile	10.0		5.0	25.0	26.0
Workers compensation	(20.0)		(14.0)	(53.0)	(29.3)
Bonds	—		—	—	(2.0)
Total Standard Commercial Lines	(18.0)		(19.9)	(36.0)	(53.6)

Homeowners	—		—	—	1.0
Personal automobile	—		—	—	4.0
Total Standard Personal Lines	—		—	—	5.0

E&S	6.0		10.0	12.0	10.0

Total (favorable) prior year casualty reserve development	$(12.0)		(9.9)	(24.0)	(38.6)

(Favorable) impact on loss ratio	(2.0)	pts	(1.7)	(1.3)	(2.3)

As illustrated in the table above, we have seen the most significant favorable prior year casualty reserve development in our workers compensation and general liability lines of business and the most significant unfavorable prior year casualty reserve development in our commercial automobile and E&S lines of business. The following provides some qualitative discussion around the actions we have taken regarding these lines of business:

Workers Compensation
We continue to execute on various claims process enhancements and underwriting initiatives to improve our mix of business based on expected profitability. Our workers compensation book of business, which represents approximately 16% of our Standard Commercial Lines business, continues to benefit from: (i) claims initiatives, such as reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration; (ii) better outcomes driven by our workers compensation strategic case unit; and (iii) an improved mix of business in this line that shifts towards lower hazard and smaller accounts from higher hazard and larger accounts. In addition, this line has benefited in recent years from lower than anticipated medical inflation. For a full discussion of the claims initiatives we have deployed, refer to the “Reserves for Loss and Loss Expense” section within Critical Accounting Policies and Estimates in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of our 2017 Annual Report.

Commercial Automobile
Our commercial automobile line of business has been unprofitable in recent years and remains a significant area of focus for both the industry and us, as we continue to drive various initiatives to improve profitability in this line of business. For Third Quarter and Nine Months 2018, we recorded unfavorable prior year casualty reserve development of $10 million and $25 million, respectively, on this line, mainly for accident years 2016 and 2017. The industry-wide statutory combined ratio for 2018 is expected to average approximately 114%, and our combined ratio was 118.2% for Third Quarter 2018 and 112.8% for Nine Months 2018. We achieved renewal pure price increases on this line of 7.5% in Third Quarter 2018 and 7.4% in Nine Months 2018. We expect on-going industry-wide profitability issues to drive new and renewal pricing higher for this line of business. We have also been managing our commercial automobile in-force book of business in targeted industry segments, and reducing our relative exposure in higher hazard classes to improve the underlying profitability of this business.

General Liability
Our general liability line continues to be a profitable book of business for us. This business includes a diverse set of exposures, and therefore can be influenced by a variety of factors. In recent years, we have been favorably impacted by decreasing frequencies and relatively benign severity trends within this line, although this favorable development has moderated in Nine Months 2018, with the $8 million of development being reflective of favorable development on loss adjustment expenses.

E&S
Our E&S segment continues to perform below our target level and remains an area of focus for us as we continue to experience unfavorable development on prior accident years. We have been taking steps to address profitability in this segment through targeted price increases, shifts in business mix, and improved underwriting standards. We believe our current in-force book of business is priced adequately and is positioned well for future profitability.

For additional qualitative discussions regarding reserve development, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 1.4 points in Third Quarter 2018 and 1.2 points in Nine Months 2018 compared to the respective prior year periods due to the following:

•
A 0.5-point and 0.6-point decrease in employee-related expenses in Third Quarter 2018 and Nine Months 2018, respectively, reflecting reductions in both periods of 0.2 points for profit-based compensation to employees, driven by the higher combined ratio resulting in a reduced level of underwriting income for both periods, and 0.2-points for pension and medical benefit costs.

•
A 0.4-point and 0.3-point decrease in supplemental commissions to our distribution partners in Third Quarter 2018 and Nine Months 2018, respectively, compared to Third Quarter 2017 and Nine Months 2017, driven by the higher combined ratio resulting in a reduced level of underwriting income for both periods.

Investments Segment
In total, our Investments segment contributed 9.1 points to our overall annualized ROE in Third Quarter 2018, compared to 8.2 points in Third Quarter 2017, and 8.0 points in Nine Months 2018, compared to 7.6 points in Nine Months 2017. Excluding the impact of net realized and unrealized losses, the Investment segment's contribution to non-GAAP operating ROE improved by 2.9 points in the quarter and 1.8 points in the year-to-date period compared to the respective prior year periods.

The investment income improvement included 1.4 points of benefit from Tax Reform in Third Quarter 2018 and 1.2 points in Nine Months 2018. The remaining improvement in both periods reflected pre-tax net investment income growth of 30% in Third Quarter 2018 and 18% in Nine Months 2018 compared to the same prior year periods, driven by higher yields on our fixed income securities portfolio during the year and improved returns on our alternative investment portfolio in the quarter. Yields on our fixed income portfolio improved due to active investment management and security selection, coupled with the year-to-date increase in the 90-day LIBOR of approximately 70 points, as 17% of our fixed income portfolio is invested in floating rate securities that reset based principally on this rate.

Outlook
Despite our strong financial performance in 2017 and expectations for 2018, the U.S. property and casualty insurance industry continues to be characterized by an abundance of capital, intense competition, and low overall premium growth. According to A.M. Best Company's ("A.M. Best") "US Property/Casualty: 2018 Review & Preview," for 2018, rate increases are expected to remain in the low single digits for most lines of business. A.M. Best is estimating an overall statutory combined ratio for the industry for 2018 of 100.0%, and an estimated after-tax return on surplus of 5.8%. Industry results through six-months 2018, as reported by A.M. Best in an August 2018 report, reflected an industry combined ratio of 96.4%, including 4.2-points of catastrophe losses. In their Review & Preview, A.M. Best also estimated that property and casualty insurance industry loss and loss expense reserve adequacy peaked several years ago, and has been declining since that time. In addition, changes in economic conditions, including changes in U.S. trade policies and the imposition of tariffs on imports, may lead to higher inflation and increased loss costs above expected trends, which would negatively impact our profitability and the property and casualty insurance industry profitability as a whole. Unanticipated inflation would impact both claim payments made during the current year, as well as estimates of loss and loss expense reserves for claims to be paid in the future. For a further discussion, please refer to Item 1A. "Risk Factors" in our 2017 Annual Report, under the subsection entitled, "Risks Related to Our Insurance Operations."

Our long-term growth plans include: (i) building our "ivy league" distribution partnerships to be representative of at least 25% of the available market share in each of our Standard Commercial Lines states; (ii) increasing our share of the business within these distribution partners, which we refer to as our "share of wallet," to 12%, which translates into a 3% market share in each state in which we write Standard Commercial Lines business; and (iii) geographic expansion. To date, we write Standard Commercial Lines business in 27 states and the District of Columbia, which, at a 3% market share, would create a corporate Standard Commercial Lines profile of approximately $5 billion of NPW.

Effective July 1, 2017, we opened Arizona and New Hampshire for Standard Commercial Lines business. Effective January 1, 2018, we started writing Standard Commercial Lines business in Colorado, and on October 1, 2018, we began writing Standard Commercial Lines business in New Mexico and Utah. We have appointed an aggregate of 52 agents in these states, with appointments controlling approximately 10-20% of these states' available Standard Commercial Lines premium. We expect to open Arizona and Utah for Standard Personal Lines business in the fourth quarter of 2018.

Investing in the development and implementation of leading technologies to enhance our underwriting is integral to our overall strategy. The ability to segment our business and present specific account-level pricing guidance to our underwriters based on expected future profitability has positioned us to achieve strong renewal pure price without negatively impacting retention. We deployed our newest underwriting tool that provides real-time insights into how each prospective new business account compares with similar accounts already in our portfolio. We believe this tool positions us better to profitably grow the business regardless of overall market dynamics.

As an organization, we are making significant investments focused on enhancing the overall customer experience in an omni-channel environment, including efforts to obtain: (i) stronger customer engagement through multiple communication touch points, such as mobile notifications and billing alerts; (ii) a 360-degree view of our customers to provide a more integrated service experience; (iii) increased capabilities to allow customers to interact with us in a 24x7 environment in a manner of their choosing; and (iv) deeper insight into metrics regarding customer satisfaction. To that end, we have recently deployed a new customer experience desktop to our contact center employees, and are working closely with our distribution partners and their primary agency management system vendors to ensure we present our customers with a seamless experience. We recognize that our customers' expectations on how they engage with us and our agents are rapidly evolving, and we continue to strive towards providing "best-in-class" customer service in a 24-hour, 365-day environment. Our goals in this area are centered around leveraging technology to improve customer retention rates, which should, over time, enhance the quality of our business.

Our investment portfolio generated pre-tax net investment income of $141.2 million in Nine Months 2018, which was an 18% increase over the same period in 2017. We have generated strong investment returns, while maintaining a similar level of credit quality and duration risk on the portfolio, as a result of: (i) active investment management and security selection, principally in our core fixed income portfolio; and (ii) the 70-point increase in 90-day LIBOR in 2018, as 17% of our fixed income portfolio is invested in floating rate securities that reset based principally on this rate. Additionally, risk assets, which principally include high-yield fixed income securities, equities, and our alternative investments portfolio, were 7.3% of our overall portfolio as of September 30, 2018, which was slightly down from year-end 2017. During 2018, we have been actively managing our risk asset portfolio and trimmed our exposure to public equities and high-yield fixed income securities as a result of market conditions during the year. Overall, we have been gradually diversifying our portfolio, and will work towards modestly increasing our risk asset allocation over time, up to approximately 10% of our invested assets, depending on market conditions.

After three quarters of results, we are increasing our full-year 2018 after-tax net investment income guidance by $6 million, to $156 million, as well as increasing catastrophe losses by 0.5 points, to 4.0 points. All other assumptions remain the same. Our full-year expectations are as follows:

•	A GAAP combined ratio, excluding catastrophe losses, of 92.0%, which is unchanged from prior guidance. This assumes no fourth quarter 2018 prior year casualty reserve development;

•	Catastrophe losses of 4.0 points reflecting two hurricanes;

•	After-tax net investment income of $156 million;

•
An overall effective tax rate of approximately 18%, which includes an effective tax rate of 17% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other investments; and

•	Weighted average shares of 59.6 million.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$502,312	472,051	6%		$1,526,318	1,434,516	6%
NPE	481,056	445,250	8		1,422,432	1,327,258	7
Less:
Loss and loss expense incurred	291,110	254,870	14		858,550	749,310	15
Net underwriting expenses incurred	161,323	154,003	5		483,455	462,439	5
Dividends to policyholders	2,290	1,048	119		6,274	2,875	118
Underwriting income	$26,333	35,329	(25)%		$74,153	112,634	(34)%
Combined Ratios:
Loss and loss expense ratio	60.5%	57.3	3.2	pts	60.4%	56.5	3.9	pts
Underwriting expense ratio	33.5	34.6	(1.1)		34.0	34.8	(0.8)
Dividends to policyholders ratio	0.5	0.2	0.3		0.4	0.2	0.2
Combined ratio	94.5	92.1	2.4		94.8	91.5	3.3

NPW in this segment of our business increased 6% in both the current quarter and year-to-date periods driven by renewal pure price increases and strong retention. However, we are experiencing heightened competition in this segment, particularly related to new business, which decreased 7% in Third Quarter 2018 compared to Third Quarter 2017, as illustrated in the table below.

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2018	2017			2018	2017
Retention	84%	85	(1)	pts	83%	84	(1)	pts
Renewal pure price increases	3.7	2.7	1.0		3.5	2.9	0.6
Direct new business	$90.4	96.9	(7)%		$289.5	284.4	2%

The loss and loss expense ratio increased 3.2 points in Third Quarter 2018 compared to Third Quarter 2017, and 3.9 points in Nine Months 2018 compared to Nine Months 2017. These increases were driven by the following:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$22.1	4.6	pts	$14.3	3.2	pts	1.4	pts
Non-catastrophe property losses	60.1	12.5		49.1	11.0		1.5
(Favorable) prior year casualty reserve development	(18.0)	(3.7)		(19.9)	(4.5)		0.8
Total	64.2	13.4		43.5	9.7		3.7

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$52.0	3.7	pts	$38.1	2.9	pts	0.8	pts
Non-catastrophe property losses	187.9	13.2		147.0	11.1		2.1
(Favorable) prior year casualty reserve development	(36.0)	(2.5)		(53.6)	(4.0)		1.5
Total	203.9	14.4		131.5	10.0		4.4

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Third Quarter and Nine Months 2018 and Third Quarter and Nine Months 2017" section above and the line of business discussions below.

There was a 1.1-point decrease in the underwriting expense ratio in Third Quarter 2018 compared to Third Quarter 2017, and a 0.8-point decrease in the underwriting expense ratio in Nine Months 2018 compared to Nine Months 2017. The significant drivers of these variances were as follows:

•
A reduction in employee-related expenses of 0.4 points in the quarter and 0.5 points year to date. These decreases included: (i) lower profit-based compensation to our employees of 0.2 points in the quarter and year to date, driven by the higher combined ratio resulting in a reduced level of underwriting income for both periods; and (ii) lower pension and medical benefit costs of 0.2 points in the quarter and year to date.

•
A reduction in profit-based compensation to our distribution partners of 0.3 points in the quarter and 0.2 points year to date, driven by the higher combined ratio resulting in a reduced level of underwriting income for both periods.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$160,105	147,858	8%		$494,984	461,716	7%
Direct new business	26,768	28,067	(100)		86,210	84,986	1
Retention	85%	85	—	pts	84%	83	1	pts
Renewal pure price increases	2.9	2.4	0.5		2.7	2.5	0.2
NPE	$154,974	141,059	10%		$457,805	422,546	8%
Underwriting income	24,374	24,003	2		54,074	85,326	(37)
Combined ratio	84.3%	83.0	1.3	pts	88.2%	79.8%	8.4	pts
% of total Standard Commercial Lines NPW	32	31			32	32

The combined ratio increases in Third Quarter 2018 compared to Third Quarter 2017, and Nine Months 2018 compared to Nine Months 2017, were driven primarily by lower favorable prior year casualty reserve development, as illustrated in the table below.

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(8.0)	(5.2)	pts	$(10.9)	(7.7)	pts	2.5	pts

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(8.0)	(1.7)	pts	$(48.3)	(11.4)	pts	9.7	pts

The Third Quarter and Nine Months 2018 development was primarily attributable to favorable development on loss adjustment expenses in accident years 2014 through 2017.

The Third Quarter and Nine Months 2017 development was primarily attributable to lower claims frequencies and severities primarily in accident years 2015 and prior, particularly in the products liability and excess liability segments.

In addition, the lower combined ratio benefited from a lower underwriting expense ratio, which decreased by 0.3 points in Third Quarter 2018 compared to Third Quarter 2017, and by 1.1 points in Nine Months 2018 compared to Nine Months 2017, primarily attributable to the aforementioned items discussed in the overall Commercial Lines Segment above.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$135,579	121,749	11%		$399,506	358,198	12%
Direct new business	23,363	21,906	7		70,668	61,456	15
Retention	82%	86	(4)	pts	83%	84	(1)	pts
Renewal pure price increases	7.5	6.5	1.0		7.4	6.7	0.7
NPE	$124,862	111,711	12%		$365,197	327,156	12%
Underwriting loss	(22,785)	(16,098)	42		(46,922)	(41,621)	13
Combined ratio	118.2%	114.4	3.8	pts	112.8%	112.7	0.1	pts
% of total Standard Commercial Lines NPW	27	26			26	25

The increase in the combined ratio of 3.8 points in Third Quarter 2018 compared to Third Quarter 2017, and 0.1 points in Nine Months 2018 compared to Nine Months 2017, was driven by the following:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property losses	$20.5	16.4	pts	$18.5	16.6	pts	(0.2)	pts
Unfavorable prior year casualty reserve development	10.0	8.0		5.0	4.5		3.5
Catastrophe losses	0.4	0.3		0.5	0.5		(0.2)
Total	30.9	24.7		24.0	21.6		3.1

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property losses	$61.4	16.8	pts	$48.9	14.9	pts	1.9	pts
Unfavorable prior year casualty reserve development	25.0	6.8		26.0	7.9		(1.1)
Catastrophe losses	1.9	0.5		1.6	0.5		—
Total	88.3	24.1		76.5	23.3		0.8

The significant drivers of the development were as follows:

•	Third Quarter and Nine Months 2018: Development was primarily due to higher casualty claims frequencies, as well as increases in claim severities, primarily in accident years 2016 and 2017.

•	Third Quarter and Nine Months 2017: Development was mainly due to higher casualty claim frequencies, and some increases in claim severities, in accident years 2015 and 2016.

In addition to the items described above, the combined ratio in this line of business was adversely impacted by higher current year loss costs of 4.4 points for the quarter, and 2.2 points for the year-to-date period, driven by continued elevated frequencies and to some extent severities.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$77,827	80,252	(3)%		$248,728	253,446	(2)%
Direct new business	12,582	18,617	(32)		46,000	52,923	(13)
Retention	84%	85	(1)	pts	84%	84	—	pts
Renewal pure price (decreases) increases	—	(0.4)	0.4		0.1	0.3	(0.2)
NPE	$78,784	77,580	2%		$237,628	236,366	1%
Underwriting income	23,380	14,661	59		61,601	32,553	89
Combined ratio	70.3%	81.1	(10.8)	pts	74.1%	86.2	(12.1)	pts
% of total Standard Commercial Lines NPW	16	17			16	18

The decreases in the combined ratio in Third Quarter and Nine Months 2018 compared to the same prior year periods were driven by favorable prior year casualty reserve development, as well as a 1.5-point reduction in current year loss costs in both the quarter and year-to-date periods. Favorable prior year development, which was primarily due to lower severities in accident years 2016 and prior, was as follows:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(20.0)	(25.4)	pts	$(14.0)	(18.0)	pts	(7.4)	pts

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(53.0)	(22.3)	pts	$(29.3)	(12.4)	pts	(9.9)	pts

Commercial Property
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
NPW	$89,737	84,664	6%		$263,318	247,138	7%
Direct new business	18,073	18,451	(2)		57,485	55,614	3
Retention	83%	83	—	pts	82%	82	—	pts
Renewal pure price increases	3.3	1.4	1.9		3.1	1.7	1.4
NPE	$83,056	78,151	6%		$245,544	232,594	6%
Underwriting (loss) income	(6,768)	7,824	(187)		(9,266)	16,917	(155)
Combined ratio	108.1%	90.0	18.1	pts	103.8%	92.7	11.1	pts
% of total Standard Commercial Lines NPW	18	18			17	17

The increase in the combined ratio in Third Quarter 2018 compared to Third Quarter 2017, and the increase in the combined ratio in Nine Months 2018 compared to Nine Months 2017, were driven by the following:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$20.1	24.2	pts	$12.6	16.1	pts	8.1	pts
Non-catastrophe property losses	33.9	40.8		24.1	30.9		9.9
Total	54.0	65.0		36.7	47.0		18.0

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$42.6	17.4	pts	$33.1	14.2	pts	3.2	pts
Non-catastrophe property losses	106.3	43.3		82.2	35.3		8.0
Total	148.9	60.7		115.3	49.5		11.2

Higher catastrophe losses in Third Quarter 2018 compared to Third Quarter 2017 included the impact of Hurricane Florence in the current quarter, while the increase in non-catastrophe property losses reflected a higher number of fire losses compared to last year. On a year-to-date-basis, the increase in non-catastrophe property losses continued to reflect the higher property losses from the first quarter of 2018, which were principally related to the January deep freeze in our footprint states coupled with the relatively large number of fire losses during the year.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$84,735	81,195	4%		$236,530	223,998	6%
NPE	77,157	72,601	6		227,090	215,474	5
Less:
Loss and loss expense incurred	52,631	42,120	25		157,330	141,135	11
Net underwriting expenses incurred	21,368	22,302	(4)		63,303	66,822	(5)
Underwriting income	$3,158	8,179	(61)%		$6,457	7,517	(14)%
Combined Ratios:
Loss and loss expense ratio	68.2%	58.0	10.2	pts	69.3%	65.5	3.8	pts
Underwriting expense ratio	27.7	30.7	(3.0)		27.9	31.0	(3.1)
Combined ratio	95.9	88.7	7.2		97.2	96.5	0.7

The increases in NPW reflected in the table above were driven by the following:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2018	2017			2018	2017
New business	$13.1	13.6	(4)%		$40.8	38.2	7%
Retention	85%	84	1	pts	85%	84	1	pts
Renewal pure price increases	3.8	3.1	0.7		3.6	2.8	0.8

The loss and loss expense ratio increased 10.2 points in Third Quarter 2018 compared to Third Quarter 2017, and 3.8 points in Nine Months 2018 compared to Nine Months 2017. Quantitative information on the drivers of these fluctuations is as follows:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property losses	$24.7	32.1	pts	$19.1	26.3	pts	5.8	pts
Catastrophe losses	5.4	7.1		2.2	3.0		4.1
Total	30.1	39.2		21.3	29.3		9.9

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$18.1	8.0	pts	$15.4	7.2	pts	0.8	pts
Unfavorable prior year casualty reserve development	—	—		5.0	2.3		(2.3)
Non-catastrophe property losses	70.2	30.9		55.4	25.7		5.2
Total	88.3	38.9		75.8	35.2		3.7

Non-catastrophe property losses increased in Third Quarter 2018 compared to Third Quarter 2017 driven primarily by an increase in the number of fire and weather-related losses. Additionally, on a year-to-date basis, the increase in non-catastrophe property losses was partially related to the January 2018 deep freeze in our footprint states.

Unfavorable prior year casualty reserve development in Nine Months 2017 was primarily driven by increased frequency and severity in the personal automobile liability line for accident 2016.

The underwriting expense ratio decreased 3.0 points in Third Quarter 2018 compared to Third Quarter 2017, and 3.1 points in Nine Months 2018 compared to Nine Months 2017. The significant drivers of these variances were as follows:

•
A reduction in costs of 1.3 points in the quarter and 1.1 points year to date associated with the internally-developed software platform used in this segment of our business, which was fully amortized in the fourth quarter of 2017.

•
A reduction in employee-related expenses of 0.7 points in the quarter and 0.8 points year to date. Similar to our Standard Commercial Lines Segment these decreases included: (i) lower profit-based compensation to our employees; and (ii) lower pension and medical benefit costs.

•	A reduction in profit-based commissions of 0.3 points in both the quarter and year-to-date periods this year compared to the prior year periods.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Insurance Segments Results:
NPW	$64,621	51,031	27%		$168,628	158,281	7%
NPE	56,064	54,204	3		161,419	158,207	2
Less:
Loss and loss expense incurred	35,458	47,597	(26)		114,588	113,173	1
Net underwriting expenses incurred	17,100	17,670	(3)		51,679	53,208	(3)
Underwriting (loss) income	$3,506	(11,063)	132%		$(4,848)	(8,174)	41%
Combined Ratios:
Loss and loss expense ratio	63.2%	87.8	(24.6)	pts	71.0%	71.6	(0.6)	pts
Underwriting expense ratio	30.5	32.6	(2.1)		32.0	33.6	(1.6)
Combined ratio	93.7	120.4	(26.7)		103.0	105.2	(2.2)

While this segment experienced an improved third quarter, partially driven by better than expected property losses, we continue to address profitability through targeted price increases, business mix shifts, and improved underwriting standards. Pricing on our in-force book of business is essentially at our targeted levels and our strategy in this segment is to pursue growth opportunistically if market conditions allow. Over the past year, we have taken steps to exit some underperforming classes of E&S business, while entering into new distribution relationships. The NPW growth in Third Quarter 2018 reflects the impact of one particularly large relationship that we established in the second quarter of 2018. Quantitative information regarding new business and price increases is as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2018	2017			2018	2017
Direct new business	$32.2	20.6	56%		$70.8	69.3	2%
Overall new/renewal price increases[1]	3.9%	3.2	0.7	pts	5.2%	5.5	(0.3)	pts
1The E&S casualty new/renewal price increases were 2.9% and 5.4% in Third Quarter 2018 and Third Quarter 2017, respectively, and 5.4% and 8.0% in Nine Months 2018 and Nine Months 2017, respectively.

The NPE increases in Third Quarter and Nine Months 2018 compared to Third Quarter and Nine Months 2017 were consistent with the fluctuation in NPW for the twelve-month period ended September 30, 2018 compared with the twelve-month period ended September 30, 2017.

The loss and loss expense ratio decreased 24.6 points in Third Quarter 2018 and 0.6 points in Nine Months 2018 compared to the same prior year periods, driven primarily by the following:

	Third Quarter 2018			Third Quarter 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$6.0	10.7	pts	$10.0	18.4	pts	(7.7)	pts
Non-catastrophe property losses	5.0	8.9		3.7	6.8		2.1
Catastrophe losses	0.6	1.0		7.3	13.5		(12.5)
Total	11.6	20.6		21.0	38.7		(18.1)

	Nine Months 2018			Nine Months 2017
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$12.0	7.4	pts	$10.0	6.3	pts	1.1	pts
Non-catastrophe property losses	20.4	12.6		14.1	8.9		3.7
Catastrophe losses	2.7	1.7		11.7	7.4		(5.7)
Total	35.1	21.7		35.8	22.6		(0.9)

The unfavorable prior year casualty reserve development outlined above in Third Quarter 2018 was primarily driven by increased severities in accident year 2015. The Nine Months 2018 development was primarily driven by increased frequencies and severities in accident years 2015 and 2016.

There was a 2.1-point decrease in the underwriting expense ratio in Third Quarter 2018 and 1.6-point decrease in Nine Months 2018 compared to the same prior year periods, which was driven by the following: (i) profit-based compensation to our distribution partners of 0.9 points in the quarter and 0.8 points in the year-to-date period; and (ii) labor related expenses of 1.0 points in the quarter and 1.6 points in the year-to-date period.

Reinsurance
We have successfully completed negotiations of our July 1, 2018 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. These treaties were renewed with the same structure as the expiring treaties as follows:

Property Excess of Loss
Our property excess of loss treaty ("Property Treaty") provides protection against large individual property losses with $58.0 million of coverage in excess of a $2.0 million retention:

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

Casualty Excess of Loss
Our casualty excess of loss treaty (“Casualty Treaty”) provides protection against large individual casualty losses with $88.0 million of coverage in excess of a $2.0 million retention:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which remains unchanged from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio as of September 30, 2018 was 3.9 years, compared to the Insurance Subsidiaries’ liability duration as of December 31, 2017 of approximately 3.8 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield while managing interest rate risk and credit risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and net investment income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets
($ in thousands)	September 30, 2018	December 31, 2017	Change % or Points
Total invested assets	$5,861,107	5,685,179	3%
Invested assets per dollar of stockholders' equity	3.37	3.32	2
Unrealized (loss) gain – before tax[1]	(3,528)	124,679	(103)
Unrealized (loss) gain – after tax[1]	(2,787)	80,575	(103)
1Includes unrealized gains on fixed income securities and equity securities.

The increase in invested assets at September 30, 2018 compared to December 31, 2017 was driven by operating cash flow generated in Nine Months 2018 of $292 million, partially offset by pre-tax unrealized losses on our fixed income securities portfolio of $113 million. These unrealized losses reflect the unfavorable impact of rising interest rates in 2018.

At September 30, 2018, our fixed income securities portfolio represented 89% of our total invested assets, largely unchanged compared to December 31, 2017. Our fixed income securities portfolio had a weighted average credit rating of “ AA- ,” with 97% of the securities in the portfolio being investment grade quality, at both September 30, 2018 and December 31, 2017. Within our fixed income securities portfolio, we maintained an allocation of non-investment grade high-yield securities, which represented 3% of our fixed income securities portfolio as of both September 30, 2018 and December 31, 2017. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2017.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2017 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2018	2017			2018	2017
Fixed income securities	$45,088	38,865	16%		130,903	113,424	15%
Equity securities	2,079	1,605	30		5,876	4,492	31
Short-term investments	867	396	119		2,001	1,023	96
Other investments	7,211	2,659	171		10,868	9,493	14
Investment expenses	(2,802)	(3,079)	(9)		(8,421)	(9,137)	(8)
Net investment income earned – before tax	52,443	40,446	30		141,227	119,295	18
Net investment income tax expense	(9,568)	(10,856)	(12)		(24,973)	(31,951)	(22)
Net investment income earned – after tax	$42,875	29,590	45		116,254	87,344	33
Effective tax rate	18.2%	26.8	(8.6)	pts	17.7	26.8	(9.1)	pts
Annualized after-tax yield on fixed income securities	2.8	2.2	0.6		2.8	2.2	0.6
Annualized after-tax yield on investment portfolio	3.0	2.1	0.9		2.7	2.1	0.6

The increase in pre-tax net investment income in Third Quarter and Nine Months 2018 compared to Third Quarter and Nine Months 2017 was driven primarily by our fixed income securities portfolio, which benefited from improved new money reinvestment yields and repositioning of investment grade securities as a result of active investment management and security selection, principally in our core fixed income portfolio. In addition, with approximately 17% of our fixed income portfolio invested in floating rate securities that reset based principally on the 90-day LIBOR, we have benefited from the 70-point rise in LIBOR in Nine Months 2018. Strong returns on our alternative investments within our other investments portfolio also contributed to the higher pre-tax net investment income in Third Quarter 2018. On an after-tax basis, we benefited from a decrease in the effective tax rate as a result of Tax Reform. See the "Federal Income Taxes" discussion below for additional information regarding the impact of this legislation.

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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2018	2017	2018	2017
Net realized (losses) gains on disposals, excluding OTTI	$(751)	6,871	4,034	12,252
OTTI charges	(1,426)	(73)	(5,459)	(4,765)
Unrealized losses recognized in income on equity securities	(2,610)	—	(15,563)	—
Total net realized and unrealized (losses) gains	$(4,787)	6,798	(16,988)	7,487

The decrease in net realized and unrealized losses in Third Quarter and Nine Months 2018 compared to the same periods last year were primarily driven by market value fluctuations on our equity portfolio, which are recorded through income due to an accounting change in the first quarter of 2018. For information on this accounting change, see Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2018	2017	2018	2017
Federal income tax expense	$11.7	20.6	26.4	55.2
Effective tax rate	17.4%	30.6	16.5	28.5

On December 22, 2017, Tax Reform was signed into law, which among other provisions, reduced our statutory corporate tax rate from 35% to 21% beginning on January 1, 2018. The reduction in the effective tax rate in the table above for Third Quarter and Nine Months 2018 compared to Third Quarter and Nine Months 2017 reflects: (i) the lower statutory rate; and (ii) the contribution of tax-advantaged interest and dividend income in relation to overall pre-tax income this year compared to last.

In general, our effective tax rate differs from the statutory rate principally due to the benefit of tax-advantaged interest and dividend income, which are taxed at lower rates. For a reconciliation of tax expense at the statutory rate to tax expense on our Consolidated Statements of Income, refer to Note 12. "Federal Income Taxes" in Item 1. "Financial Statements." of this Form 10-Q.

Our future effective tax rate will continue to be impacted by similar items, assuming no significant changes to tax laws. However, for full-year 2018, we expect an overall effective tax rate of approximately 18%, which is higher than our effective tax rate for Nine Months 2018, as we expect a greater income contribution from our insurance operations for the remainder of the year compared to the relative contribution during Nine Months 2018.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash, excluding restricted cash, and short-term investment position of $305 million at September 30, 2018 was comprised of $28 million at the Parent and $277 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $113 million at September 30, 2018 and $90 million at December 31, 2017. The Parent had a total of $141 million of cash and liquid investments at September 30, 2018, compared to $114 million at December 31, 2017. We expect fluctuations in these balances over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to hold cash and other liquid assets at the Parent sufficient to meet or exceed two years of its expected annual needs.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries will pay $100 million in total dividends to the Parent in 2018, a $20 million increase from $80 million paid in 2017, of which $75 million was paid during Nine Months 2018. As of December 31, 2017, our allowable ordinary maximum dividend was $211 million for 2018.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 3.9 years as of September 30, 2018, while the liabilities of the Insurance Subsidiaries had a duration as of December 31, 2017 of 3.8 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate that varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at September 30, 2018 or at any time during 2018.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of September 30, 2018	Actual as of September 30, 2018
Consolidated net worth	Not less than $1.2 billion	$1.7 billion
Statutory surplus	Not less than $750 million	$1.7 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	20.2%
A.M. Best financial strength rating	Minimum of A-	A

[1]	Calculated in accordance with the Line of Credit agreement.

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

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional Stock Requirements

SICSC	$648.0	$64.8	32.0	32.8	1.4
SICSE	507.5	50.8	28.0	22.8	1.0
SICA	2,434.9	243.5	50.0	193.5	8.7
SICNY	454.5	22.7	—	22.7	1.0
Total		$381.8	110.0	271.8	12.1

Short-term Borrowings
In Nine Months 2018, SICA borrowed: (i) $75 million from the FHLBNY, which was repaid on March 20, 2018; and (ii) $55 million from the FHLBNY, which was repaid on April 18, 2018. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

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

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during Nine Months 2018.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On October 25, 2018, our Board of Directors declared, for stockholders of record as of November 15, 2018, a $0.20 per share dividend to be paid on December 3, 2018. This is an 11% increase compared to the dividend declared on August 1, 2018.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026. We have $185 million of Senior Notes due February 9, 2043 that became callable on February 8, 2018, which we may elect to call, in whole or in part, at any time. If we were to call and redeem these Senior Notes, we would expense the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.3 million at September 30, 2018.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2018, we had GAAP stockholders' equity and statutory surplus of $1.7 billion. With total debt of $439.4 million, our debt-to-capital ratio was approximately 20.2% at September 30, 2018.

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

Book value per share increased to $29.52 as of September 30, 2018, from $29.28 as of December 31, 2017, due to $2.23 in net income per share, partially offset by $1.51 in unrealized losses on our investment portfolio and $0.54 in dividends to our shareholders.

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

In the second quarter of 2018, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, strong business profile, and stable interest coverage metrics.

On October 1, 2018, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this action, S&P cited our improved operating performance in standard lines supported by sophisticated underwriting tools, a strong network of independent agents, and strong capital adequacy.

On October 3, 2018, A.M. Best reaffirmed our "A" rating with a "stable" outlook. In taking this action, A.M. Best cited our strong balance sheet, sustained profitability, favorable business profile, and appropriate enterprise risk management.

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

Off-Balance Sheet Arrangements
At September 30, 2018 and December 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; (ii) contractual obligations pursuant to operating leases for office space and equipment; and (iii) debt have not materially changed since December 31, 2017. As of September 30, 2018, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to $218.2 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of September 30, 2018, we had the following contractual obligations: (i) $25.8 million to further invest in non-publicly traded common stock within our equity portfolio that expire through 2023; and (ii) $45.9 million to further invest in non-publicly traded collateralized loan obligations in our fixed income securities portfolio that expire through 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

Except for internal controls over financial reporting related to the implementation of a new investment accounting platform, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management reviewed and tested the effectiveness of internal controls over financial reporting related to the new investment accounting platform and concluded they were effective.

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

As of September 30, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
We are the fifth largest insurance group participating in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency (“FEMA”) in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  Effective October 1, 2018, the expense allowance was reduced to 30.0%, from 30.9%, of direct premium written.  The servicing fee remains the combination of 0.9% of direct premium written and 1.5% of incurred losses.

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

The NFIP was authorized until November 30, 2018 as a short-term solution while Congress continues to debate a more comprehensive proposal. There continues to be significant public policy and political debate in Congress about an extension of the NFIP and solutions for flood risk throughout the country. In November 2017, the U.S. House of Representatives passed the 21st Century Flood Reform Act, which would extend the NFIP for five years but reduce the WYO expense allowance over a three-year period to 27.9%. The bill also proposes changes in certain operational processes and provides incentives for the private flood insurance market. The U.S. Senate has yet to consider this bill. FEMA, on its own initiative however, revised the arrangement by: (i) reducing the WYO’s expense allowance by 0.9 points, from 30.9% to 30.0% effective October 2018; and (ii) eliminating the provision allowing FEMA to increase a WYO’s expense allowance by one percentage point to cover additional incurred expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2018	129	$56.50	—	—
August 1 - 31, 2018	2,717	62.38	—	—
September 1 - 30, 2018	13	65.60	—	—
Total	2,859	$62.13	—	—

1During Third Quarter 2018, 142 shares were purchased from employees in connection with the vesting of restricted stock units and 2,717 shares were purchased from employees in connection with option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those individuals. These shares were not purchased as part of any publicly announced program. The shares that were purchased in connection with the vesting of restricted stock units were purchased at fair market value as defined in the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan. The shares purchased in connection with the option exercises were purchased at the current market prices of our common stock on the dates the options were exercised.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 26, 2018	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

Date:	October 26, 2018	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)