Form 10-K
period 2018-12-31
SELECTIVE INSURANCE GROUP INC
filed 2019-02-15
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes     ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $3,169,745,480 on June 30, 2018. As of February 7, 2019, the registrant had outstanding 58,966,940 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 1, 2019 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (referred to as the “Parent”) is a New Jersey holding company incorporated in 1977. Our main office is located in Branchville, New Jersey and the Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” The Parent has ten insurance subsidiaries, nine of which are licensed by various state departments of insurance to write specific lines of property and casualty insurance business as admitted insurance carriers in what is referred to as the standard marketplace. The remaining subsidiary is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus ("E&S") lines market as a non-admitted insurance carrier. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

In 2018, we were ranked as the 35th largest property and casualty group in the United States based on 2017 net premiums written (“NPW”) in A.M. Best Company’s (“A.M. Best”) annual list of “Top 100 U.S. Property/Casualty Writers.”

The property and casualty insurance market is highly competitive, with fragmented market share and four main distribution methods: (i) sales through independent insurance agents; (ii) direct sales to personal and commercial customers; (iii) a combination of independent agent and direct sales; and (iv) sales through captive insurance agents that are contracted to work exclusively with one insurance company. In this highly competitive and regulated industry, we focus on sales exclusively through independent agents and have several strategic advantages as follows:

(i) The true franchise value we have built through our relationships with a small group of independent distribution partners that we refer to as our "ivy league" distribution partners, who collectively have significant market share in the states in which we operate and from whom we expect to gain increasing percentages of the business they write.

(ii) Our unique field model, in which our underwriting, claims, and safety management personnel are located in the same communities as our distribution partners and customers and benefit from sophisticated analytics, technology, and regional and home office support.

(iii) Our investment in technologies that help us enhance overall customer experience and position us to increase retention rates and new business hit ratios over time. Our digital platform allows customers to interact with us in a 24x7 environment in the manner of their choosing. Additionally, we have developed a 360-degree view of our customers, enhancing our ability to provide value-added services, such as proactive messaging in relation to product recalls, potential loss activity, or policy changes.

(iv) Our deployment of sophisticated underwriting and claims tools that enable our personnel to make better decisions faster, creating greater efficiencies and improving outcomes. Our underwriters receive real-time model driven underwriting and pricing guidance on every account, along with the tools to measure the impact of each decision on their overall portfolio.

Financial Strength Ratings play a significant role in insurance purchasing recommendations by our independent distribution partners and in decision-making by our customers. Distribution partners generally recommend higher rated carriers to limit their liability for error and omission claims, and customers often have minimum insurer rating requirements in loans, mortgages, and other agreements securing real and personal property. Our Insurance Subsidiaries’ ratings by major rating agency are as follows:

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

Segments

We classify our business into four reportable segments:

•
Standard Commercial Lines, which is comprised of insurance products and services provided in the standard marketplace to commercial enterprises; typically businesses, non-profit organizations, and local government agencies. This business represents 79% of our total insurance operations’ NPW and is sold in 27 states and the District of Columbia.

•
Standard Personal Lines, which is comprised of insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represents 12% of our total insurance operations’ NPW and is sold in 15 states. Standard Personal Lines includes flood insurance coverage. We are the fifth largest writer of this coverage through the National Flood Insurance Program (“NFIP”) and write flood business in all 50 states and the District of Columbia.

•
E&S Lines, which is comprised of insurance products and services provided to customers who have not obtained coverage in the standard marketplace. We currently only write commercial lines E&S coverages. This business represents 9% of our total insurance operations’ NPW and is sold in all 50 states and the District of Columbia.

•	Investments, which invests the premiums collected by our insurance operations and amounts generated through our capital management strategies, which include the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income/loss from our insurance operations. Underwriting income/loss is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are direct premium written ("DPW") plus premiums assumed from other insurers. NPW is equal to gross premiums less premium ceded to reinsurers. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”).

Expenses related to our insurance operations fall into three categories, which are depicted on our Consolidated Statements of Income: (i) "Loss and loss expense incurred," which includes losses associated with claims and all loss expenses incurred for adjusting claims; (ii) "Amortization of deferred policy acquisition costs," which includes expenses related to the successful acquisition of insurance policies, such as commissions to our distribution partners and premium taxes, and are recognized ratably over a policy's term; and (iii) "Other insurance expenses," which includes acquisition expenses not captured above, as well as expenses incurred in maintaining policies and policyholder dividends.

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

•
Net realized and unrealized gains and losses on investment securities from the investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”). Due to a change in accounting literature that became effective January 1, 2018, changes in unrealized gains and losses on our equity portfolio are now recognized in income through "Net unrealized losses on equity securities" on our Consolidated Statements of Income.

Our income is partially offset by: (i) expenses of the Parent that include long-term incentive compensation to employees, interest on our debt obligations, and other general corporate expenses; and (ii) federal income taxes.

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

We use after-tax net investment income, and net realized and unrealized gains or losses as the key measures in assessing the performance of our investments segment. Our investment philosophy includes setting certain risk and return objectives for the fixed income, equity, and other investment portfolios. We generally review our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

We also use non-generally accepted accounting principles operating return on equity ("non-GAAP operating ROE") as an important measure of our overall financial performance. We evaluate our segments, in part, based on their contribution to this company metric. Our non-GAAP operating ROE for 2018 was 12.5%, which exceeded our financial target of 12% for 2018. For 2019, we have established a non-GAAP operating ROE target of 12%, which is an appropriate return for our shareholders based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions. For further details regarding our 2018 performance as it relates to return on equity, refer to "Financial Highlights of Results for Years Ended December 31, 2018, 2017, and 2016" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.
Insurance Operations

Overview

We derive all of our insurance operations revenue from selling insurance products and services to businesses and individuals for premium. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expense.

To that end, we establish loss and loss expense reserves that are estimates of the ultimate amounts that we will need to pay in the future for claims and related expenses for insured losses that have already been incurred, but have not yet been settled. Estimating reserves as of any given date requires the application of estimation techniques, involves a considerable degree of judgment, and is an inherently uncertain process. We regularly review our reserving techniques and the overall adequacy of our reserves. For a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

As part of our risk management efforts associated with the sale of our products and services, we use reinsurance to protect our capital resources and insure us against losses on the risks we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries in which each company shares in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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

We underwrite our business primarily through traditional insurance. The following table shows the principal types of policies we write:

Types of Policies	Category of Insurance	Standard Commercial Lines	Standard Personal Lines	E&S Lines
Commercial Property (including Inland Marine)	Property	X		X
Commercial Automobile	Property/Casualty	X		X
General Liability (including Excess Liability/Umbrella)	Casualty	X		X
Workers Compensation	Casualty	X
Businessowners' Policy	Property/Casualty	X
Bonds (Fidelity and Surety)	Casualty	X
Homeowners	Property/Casualty		X
Personal Automobile	Property/Casualty		X
Personal Umbrella	Casualty		X
Flood[1]	Property	X	X
1Flood insurance premiums and losses are 100% ceded to the Federal Government’s Write Your Own Program ("WYO") of the NFIP. The results of our Standard Personal Lines and Standard Commercial Lines flood operations are reported solely within our Standard Personal Lines segment results.

Product Development and Pricing
Our insurance policies are contracts that specify the coverage provided to our insured, such as what we will pay to, or on behalf of, the insured upon a covered loss. We develop our coverages by: (i) adopting forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"); (ii) independently creating our own coverage forms; or (iii) modifying third-party forms.

Since our policies provide coverage for future events, we do not know what our actual costs for a policy will be at the time we underwrite and issue it. Therefore, determining the prices to charge for our coverages involves consideration of many variables. In certain cases, we adopt rating structures and loss costs filed by statistical rating agencies, such as ISO and NCCI. We supplement this with detailed analyses of our own historical statistical data, factoring in loss trends and other expected impacts. We then load these expected loss costs for our own expenses and profit provision. In other cases, we develop rating structures and rates based upon a combination of our own experience and competitors information. Generally speaking, our approach is to rely upon our own experience to the full extent we deem it statistically credible.

To supplement our rating structures, we have developed predictive models for many of our Standard Commercial and Standard Personal Lines. Predictive models analyze historical statistical data regarding our customers and their loss experience to model additional risk characteristics that drive loss experience. These models rely upon more advanced statistical analysis and rigorous testing. We use the output of these models to group our policies, or potential policies, based upon their expected loss potential. In other cases, we use these models to develop factors in our rating plan. These models' predictive capabilities are limited by the amount and quality of the available statistical data, so they may be supplemented with competitive information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	39%	General contractors and trade contractors
Mercantile and Services	25%	Focuses on retail, office, service businesses, restaurants, golf courses, and hotels
Community and Public Services	18%	Focuses on public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	17%	Includes manufacturers, wholesalers, and distributors
Bonds	1%	Includes fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Line customers or our E&S Line customers by SBU.

The following are general guidelines that can be used as indicators of the approximate size of our customers:

•	The average Standard Commercial Lines premium per customer is approximately $12,000.

•	The average Standard Personal Lines premium per customer is approximately $2,000.

•	The average E&S Lines premium per policy is approximately $3,000.

No one customer accounts for 10% or more of our insurance operations in the aggregate.

Geographic Markets
We sell in the following geographic markets:

•	Standard Commercial Lines products and services are sold in 27 states located in the Eastern, Midwestern, and Southwestern regions of the United States and the District of Columbia.

•
Standard Personal Lines products and services are sold in 15 states located in the Eastern, Midwestern, and Southwestern regions of the United States, except for the flood portion of this segment, which is sold in all 50 states and the District of Columbia.

•	E&S Lines products and services are sold in all 50 states and the District of Columbia.

We support geographically diversified business from our corporate headquarters in Branchville, New Jersey, and our six regional branches (referred to as our “Regions”). The table below lists our Regions and their office locations:

Region	Office Location
Heartland	Carmel, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
Southwest	Scottsdale, Arizona

In addition, our E&S Lines are supported by office locations in Horsham, Pennsylvania and Scottsdale, Arizona.

Distribution Channel
We sell our insurance products and services through the following types of distribution partners:

•	Standard Commercial Lines: independent retail agents;

•	Standard Personal Lines: independent retail agents; and

•	E&S Lines: wholesale general agents.

We pay our distribution partners commissions calculated as a percentage of DPW, and in some cases on profitability or other consideration for business placed with us. We seek to compensate them fairly and in a manner consistent with market practices. No one distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 30% of our NPW in 2018.

Our customers rely heavily on our distribution partners and some do not differentiate between their insurance agent and their insurance carrier, so developing brand recognition particularly with these types of customers can be difficult . We continue to evolve our service model, post policy-acquisition, with an increasing focus on the customer. Our goal is to provide our customers with 24/7 access to transactional capabilities and account information. Customers expect this level of access from us because of the technological and service improvements in retail and other consumer sectors. While many insurers offer such solutions in the personal lines space, we want to be a leader in digital and customer experience in all three segments of our insurance operations. As part of our digital strategy, we provide customers with a mobile application and a web-based portal that permit our customers on demand self-service access to basic account information, pay their bills electronically, and report claims. In addition, we are able to provide value-added services, such as proactive messaging in relation to product recalls, potential loss activity, or policy changes. These efforts will permit us to offer customers an improved shared experience with our independent distribution partners, and better position us to more directly demonstrate our value proposition to our customers and distribution partners.

Independent Retail Agents
According to a 2018 study by the Independent Insurance Agents & Brokers of America, independent retail insurance agents and brokers write approximately 84% of standard commercial lines insurance and 35% of standard personal lines insurance in the United States. We believe that independent retail insurance agents, which comprise the bulk of our independent distribution partners, will remain a significant force in overall insurance industry premium production because they represent more than one insurance carrier and provide a wider choice of commercial and personal lines insurance products and risk-based consultation to customers.

We currently have 1,320 distribution partners selling our Standard Commercial Lines business, and 720 of these distribution partners also sell our Standard Personal Lines business. These 1,320 distribution partners sell our products and services through approximately 2,200 office locations. We also have 6,000 retail agents selling our flood insurance products.

In our independently administered 2018 survey, we received an overall satisfaction score of 8.7 out of 10 from our standard market distribution partners. We believe this score highlights the satisfaction of our independent distribution partners with our products, the ease of reporting claims, and the professionalism and effectiveness of our employees.

Wholesale General Agents
Our distribution partners for our E&S Lines are 90 wholesale general agents with a combined 250 office locations. We have granted limited binding authority to the wholesale general agents for business that meets our prescribed underwriting and pricing guidelines. Our wholesale general agents submit brokerage business to us for risk acceptability, terms and conditions, and pricing.

Marketing
Our primary marketing strategy is to:

•
Use an empowered field underwriting model to provide our Standard Commercial Lines retail distribution partners with resources within close geographic proximity to their businesses and our mutual customers. For further discussion on this, see the “Field Model and Technology” section below.

•
Develop close relationships with each distribution partner, particularly their principals and producers by: (i) soliciting their feedback on products and services; (ii) advising them concerning our product developments; and (iii) providing education and development focusing on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations.

•
Develop with each distribution partner, and then carefully monitor, annual goals regarding: (i) types and mix of risks placed with us; (ii) new business and renewal retention expectations; (iii) customer service; (iv) pricing of their in-force book and changes in renewal prices; and (v) profitability of business placed with us.

•
Develop brand recognition with our customers through our marketing efforts to be recognized as a proactive risk manager that provides the value-added services that customers seek, which include proactive communication, and providing exceptional products and services that help position us as a leader in the marketplace.

Technology and Field Model

Technology
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

•	Our underwriters with targeted underwriting and pricing tools to enhance profitability while growing the business;

•	Our workers compensation claims adjusters with predictive tools to indicate when claims are likely to escalate to better serve our customers;

•	Our Special Investigations Unit ("SIU") investigators access to our business intelligence systems to better identify claims with potential fraudulent activities;

•	Our claims recovery and subrogation departments with the ability to expand and enhance their models through the use of our business intelligence systems; and

•	Our customers with 24x7 access to transactional capabilities and information through a web-based customer portal and a customer mobile application.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”) governance model. The EPMO is supported by certified project managers who apply methodologies to: (i) communicate project management standards; (ii) provide project management training and tools; (iii) manage projects; (iv) review project status, the projected net present value of project benefits, if applicable, and external and internal costs; and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions, and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation.

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 50% of our skilled technology capacity and are principally based in the U.S., although we do contract with some service providers who are based, or utilize resources, outside the U.S. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

Field Model
To support our distribution partners, we employ a field model for both underwriting and claims, with various employees usually working from home offices near our distribution partners. We believe that we build better and stronger relationships with our distribution partners because of the close proximity of our field employees, and the resulting direct interaction with our distribution partners and customers. At December 31, 2018, we had approximately 2,290 employees, of which 590 worked in the field, 860 worked in one of our regional offices, and the remainder worked in our corporate office.

Underwriting Process
Our underwriting process requires communication and interaction among:

•
Our Regions, which together with our corporate underwriting and actuarial departments, jointly establish and execute upon the following for our Standard Commercial Lines business: (i) annual premium and pricing goals; (ii) specific new business targets by distribution partner; and (iii) profit improvement plans as needed across our business segments, lines, states, and/or distribution partners;

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

•
Our field operations leadership, who have oversight of the AMS production team for Standard Commercial Lines, ensure that: (i) annual profit and growth plans are developed on a state by state basis; (ii) the achievement of these state plans are monitored at the state, AMS territory and account level; and (iii) individual agency plans are developed and monitored for achievement annually;

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

•
Our regional underwriters, who manage our in-force policies for their assigned Standard Commercial Lines distribution partners, including, but not limited to, managing profitability and pricing levels within their portfolios by developing policy-specific pricing;

•
Our managers and underwriters, who are responsible for new business, renewal underwriting and service needs for our large Standard Commercial Lines accounts, including those written with alternative risk transfer techniques for our distribution partners;

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

We have an underwriting service center (“USC”) located in Richmond, Virginia. The USC assists our distribution partners by servicing certain Standard Commercial and Personal Lines accounts. At the USC, many of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission for the premium associated with the USC. As of December 31, 2018, our USC was servicing Standard Commercial Lines NPW of $52.0 million and Standard Personal Lines NPW of $28.9 million. The $80.9 million total serviced by the USC represents 3% of our total NPW.

Our field model provides a wide range of front-line safety management services focused on improving a Standard Commercial Lines insured’s safety and risk management programs. During 2018, we introduced: (i) our Selective® Drive program to our commercial automobile policyholders. This product assists with logistics management and improved safety by tracking and scoring individual drivers based on driving attributes, including phone usage while the vehicle is in motion; and (ii) a web-based cybersecurity training program that is currently being piloted with our agents to help them better protect their agencies and better safeguard our data and systems. In addition, our service mark “Safety Management: Solutions for a safer workplace”SM includes: (i) risk evaluation and improvement surveys intended to evaluate potential exposures and provide solutions for mitigation; (ii) internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses; (iii) thermographic infrared surveys aimed at identifying electrical hazards; and (iv) Occupational Safety and Health Administration construction and general industry certification training. Risk improvement efforts for existing customers are designed to improve loss experience and policyholder retention through valuable ongoing consultative service. Our safety management goal is to work with our customers to identify, mitigate, and eliminate potential loss exposures.

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

In 2018, we introduced the Swift Claims Handling process ("SWIFT") where parties can opt-in to having low-severity automobile or property claims handled entirely through email. This accelerates the claims handling process and improves the customer experience. Over 4,000 individuals have opted into having their claims managed through SWIFT, with payment issuance often occurring as soon as 24 hours from submission.

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

Our E&S claims processing is consistent with our Standard Commercial Lines and Standard Personal Lines claims processing. E&S claims are handled in our standard lines regional offices, as well as in our Complex Claims and Litigation Unit ("CCU") discussed below, and are segregated by line of business (property and liability), litigation, and complexity.

Our Quality Assurance Unit conducts monthly file reviews on all of our operations to validate compliance with our quality claims handling standards. Complex and litigated claims oversight is handled by specialists within the CCU.

We have implemented specialized claims handling as follows:

•
Liability claims with high severity or technically complex losses are handled by the CCU. The CCU specialists are primarily field-based employees, and handle losses based on injury type or with expected severities greater than $250,000 in our Standard Commercial Lines and Standard Personal Lines, and severities greater than $100,000 in our E&S Lines.

•
Litigated matters not meeting the CCU criteria are handled within our litigation unit. Teams of litigation adjusters are aligned based upon jurisdictional knowledge and technical experience and are supervised by regional litigation managers. These claims are segregated from the CMSs to allow for focused management and application of specific technical expertise.

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

•	The Large Loss Unit ("LLU") handles complex property claims, typically those in excess of $100,000.

•	All asbestos and environmental claims are referred to our specialized corporate Environmental Unit, which also handles other latent claims.

•	The Construction Defect Unit unit handles larger, complex construction defect claims.

•	All abuse and molestation claims have been centralized in one unit so as to apply the highest level of expertise possible to this emerging risk within the industry.

This structure allows us to provide experienced adjusting to each claim category.

The SIU, which investigates potential insurance fraud and abuse, and furthers efforts by regulatory bodies and trade associations to curtail the cost of fraud, supports all insurance operations. We have developed a proprietary SIU fraud detection model that identifies the potential fraud cases early on in the life of the claim. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

Insurance Operations Competition
We face substantial competition in the insurance marketplace, including from public, private, and mutual insurance companies, which in some cases may have lower cost of capital than we do. Many of our competitors, like us, rely on partners for the distribution of their products and services. Other insurance carriers either employ their own agents who only represent them or use a combination of distribution partners, captive agents, and direct marketing. The following provides information on the competition facing each of our insurance segments:

Standard Commercial Lines
The Standard Commercial Lines property and casualty insurance market is highly competitive and market share is fragmented among many companies. We compete with primarily two types of companies, mostly on the basis of price, coverage terms, claims service, customer experience, safety management services, ease of technology usage, and financial ratings:

•
Regional insurers, such as Acuity Insurance, American Family Insurance Group, Auto-Owners Insurance, Cincinnati Financial Corporation, Erie Indemnity Company, The Hanover Insurance Group, Inc., United Fire Group, Inc., and Westfield Insurance.

•
National insurers, such as Chubb Limited, The Hartford Financial Services Group, Inc., Liberty Mutual Holding Company Inc., Nationwide Mutual Insurance Company, The Progressive Corporation, The Travelers Companies, Inc., and Zurich Insurance Group, Ltd.

Standard Personal Lines
Our Standard Personal Lines face competition primarily from the regional and national carriers noted above, as well as companies such as State Farm Mutual Automobile Insurance Company and Allstate Corporation. We also face competition from established direct-to-consumer insurers such as The Government Employees Insurance Company (GEICO) and The Progressive Corporation, which offer personal auto coverage.

E&S Lines
Our E&S Lines face competition from the E&S subsidiaries of the regional and national carriers named above, as well as the following companies:

•	Nautilus Insurance Group, a member of W. R. Berkley Company;

•	Colony Specialty, a member of the Argo Group International Holding Ltd;

•	Western World Insurance Group, a member of the American International Group;

•	Century Insurance Group, a member of the Meadowbrook Insurance Group;

•	The Burlington Insurance Company, a member of IFG Companies;

•	Scottsdale Insurance Company, an affiliate of Nationwide Mutual Insurance Company;

•	United States Liability Insurance Group, a member of Berkshire Hathaway, Inc.;

•	Cincinnati Financial Corporation; and

•	Markel Corporation.

Other
Existing competitors and new entrants to the industry are developing new platforms that are leveraging digital technology to provide a lower cost "direct-to-the customer" and "pay-as-you-go" or "pay for use" models. These new platforms may offer the potential for enhanced customer experience, ease of understanding coverages, and streamlined claims processing. New competitors emerging under this digital platform include, but are not limited to, Lemonade, Next, and Metromile. Existing competitors leveraging new digital strategies to target small commercial customers directly include, Hiscox, The Progressive Corporation, Attune, a division of American International Group, and biBerk, a division of Berkshire Hathaway. Many of these new entrants have significant financial backing.

Insurance Regulation

Primary Oversight by the States in Which We Operate
Our insurance operations are heavily regulated. The primary public policy behind insurance regulation is the protection of policyholders and claimants against insurer insolvency and inappropriate business practices. Insurance regulation typically prioritizes policyholder and claimant protection over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, Congress has largely delegated insurance regulation to the various states. The primary market conduct and financial regulators of our Insurance Subsidiaries are the departments of insurance in the states in which they are organized and licensed. The types of activities that are regulated by the states include:

•	Pricing and underwriting practices;

•	Claims practices;

•	Exiting geographic markets and/or canceling or non-renewing policies;

•	Assessments for guaranty funds and second-injury funds and other mandatory assigned risks and reinsurance;

•	The types, quality and concentration of investments we make;

•	Minimum capital requirements for the Insurance Subsidiaries;

•	Dividends from our Insurance Subsidiaries to the Parent; and

•	Privacy and data security.

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

NAIC Monitoring Tools
Among the NAIC's various financial monitoring tools that are material to the regulators in states in which our Insurance Subsidiaries are organized are the following:

•
The Insurance Regulatory Information System ("IRIS"). IRIS identifies 13 industry financial ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of the insurer's business. Our Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

•
Risk-Based Capital. Risk-based capital is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Insurers face a steadily increasing amount of regulatory scrutiny and potential intervention as their total adjusted capital declines below three times their "Authorized Control Level." Based on our 2018 statutory financial statements, which have been prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded three times their Authorized Control Level.

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

In addition to the formal regulation above, we are subject to capital adequacy monitoring by rating agencies, for example, Best's Capital Adequacy Ratio ("BCAR") and S&P's capital model. BCAR, which was developed by A.M. Best, and S&P's capital model examine the strength of an insurer's balance sheet and compare available capital to estimated required capital at various probability or rating levels. The regulatory and rating agency models differ from each other in their design. Although the results of each model show similar direction as circumstances change, they react differently to changes in economic conditions, underwriting and investment portfolio mix, and capital, and are also subject to change as the rating agencies update and change their capital adequacy models and requirements over time. This model divergence, combined with updates and changes to the rating agency capital adequacy models over time, can complicate decisions around management of our capital, risk profile, and growth objectives.

Federal Regulation
Notable federal legislation and administrative policies that affect the insurance industry are:

•	McCarran-Ferguson Act;

•	Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");

•	Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”); and

•	Various privacy laws that apply to us because we have personal non-public information, including the:

◦	Gramm-Leach-Bliley Act;

◦	Fair Credit Reporting Act;

◦	Drivers Privacy Protection Act; and

◦	Health Insurance Portability and Accountability Act.

Like all businesses, we are required to enforce the economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”).

The Mitigation Division of the Federal Emergency Management Agency ("FEMA") oversees the NFIP's WYO, which was created by an act of Congress. Under the program, all losses are 100% reinsured by the Federal government and we receive an expense allowance for flood policies written and a servicing fee for flood claims administered .  Congress sets the WYO's budgeting, rules, and rating parameters.  The program has been extended several times since its 2018 expiration, and it currently expires on May 31, 2019. While short-term lapses impacting our ability to service NFIP policies may occur from time-to-time, we do not expect a long-term disruption to the program. We continue to participate in the public policy debate to achieve a long-term meaningful program extension.

In response to the financial markets crises in 2008 and 2009, the Dodd-Frank Act was enacted in 2010. This law provided for, among other things, the following:

•	The establishment of the Federal Insurance Office (“FIO”) under the United States Department of the Treasury;

•	Federal Reserve oversight of financial services firms designated as systemically important; and

•	Corporate governance reforms for publicly-traded companies.

The FIO, the Federal Reserve, state regulators, and other regulatory bodies have been developing models for capital standards, negotiated a covered agreement with the European Union that, among other things, impacted reinsurance collateral, and have been gathering data as required under the Dodd-Frank Act. We continue to monitor and be actively involved in the industry and public policy discussions around federal and international insurance regulatory developments to ensure that the state regulatory system established under the McCarran-Ferguson Act is maintained.

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

Investments Segment
Our Investments segment seeks to generate net investment income by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include the issuance of debt and equity securities. Proceeds are used to satisfy obligations to our customers, our shareholders, and our debt holders, among others.

At December 31, 2018, our investment portfolio consisted of the following:

Category of Investment
($ in millions, except invested assets per dollar of stockholders' equity)	Carrying Value	% of Investment Portfolio
Fixed income securities	$5,310.2	89
Equity securities	147.7	2
Short-term investments	323.9	6
Other investments, including alternatives	178.9	3
Total	$5,960.7	100
Invested assets per dollar of stockholders' equity	$3.33

Our investment philosophy includes certain net investment income, total return, and risk objectives for our fixed income, equity, and other investment portfolios. Our investment strategies are managed by our internal investment management team, and are executed by relationships with multiple external investment advisers.

During 2018, we were able to increase our after-tax pretax book yield on our core fixed income portfolio by 47 basis points as we tactically positioned the investment portfolio to take advantage of rising rates without increasing credit risk or extending the duration of the portfolio. As an example, approximately 16% of the fixed-income portfolio is in floating rate securities, which reset principally on 90-day LIBOR. The book yield on these securities has benefited from the 111 basis point increase in 90-day LIBOR in 2018. Also, we actively managed the investment portfolio with an emphasis on a portion of our portfolio that we refer to as risk assets. Our risk assets include public equity, high-yield fixed income securities, and alternative investments. Our active management included trimming our exposure to public equities and high yield fixed-income securities to 7.2% on December 31, 2018, from 7.9% on December 31, 2017. Overall, we have been gradually diversifying our portfolio, and will work towards modestly increasing our risk asset allocation over time, up to approximately 10% of our invested assets, depending on market conditions.

For further information regarding our risks associated with the overall investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” and Item 1A. “Risk Factors.” of this Form 10-K. For additional information about investments, see the section entitled, “Investments Segment,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 8. “Financial Statements and Supplementary Data.” Note 5. of this Form 10-K.

Enterprise Risk Management
As a property and casualty holding company, our Insurance Subsidiaries are in the business of assuming risk. We categorize our major risks into the following five broad categories:

•	Asset risk, which stems primarily from our investment portfolio and reinsurance recoverables and includes credit and market risk;

•	Underwriting risk, which is the risk that the insured losses are higher than our expectations, including:

◦	Losses from inadequate loss reserves;

◦	Larger than expected non-catastrophe current accident year losses; and

◦	Catastrophe losses that exceed our expectations or our reinsurance treaty limits.

•
Liquidity risk, which is the risk we will be unable to meet contractual obligations as they become due because we are unable to liquidate assets or obtain adequate funding without incurring unacceptable losses;

•
Emerging risks, which are new and known but evolving risks that may have a significant impact on our financial strength, reputation, or long-term strategy, potentially including U.S. and global economic concerns; and

•
Other risks, including a broad range of operational risks that can be difficult to quantify, such as legal, regulatory, reputational, and strategic risks as well as the risk of fraud, human failure, and failure of controls and systems, including, for example a rapidly evolving cyber security risk.

Our internal control framework operates with the three lines of defense model. The first line of defense consists of individual functions that deliberately assume risks and own and manage that risk on a day-to-day and business operational basis. The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. A dedicated risk team led by the Chief Risk Officer is responsible for this second line and reports to the Chief Financial Officer. The third line of defense is our Internal Audit team, which provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control environment. It also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.

We use Enterprise Risk Management (“ERM”) as part of our governance and control process to take an entity-wide view of our major risks and their impact. Our ERM framework is designed to identify, measure, report, and monitor our major risks and develop appropriate responses to support successful execution of our business strategy.

Our Board oversees our ERM process, while the Executive Risk Committee is responsible for the holistic evaluation, management, and supervision of our aggregated risk profile and determination of future risk management actions in support of overall risk appetite.  In addition to the Board’s oversight of the ERM process, various committees of the Board oversee risks specific to their areas of supervision and report their activities and findings to the full Board. The Executive Risk Committee uses various management committees for detailed analysis and management of specific major risks.  The Executive Risk Committee primarily consists of the Chief Executive Officer, the President and Chief Operating Officer, their direct reports and key operational leaders, each of whom is responsible for management of risk in his or her respective area, and the Chief Risk Officer.

In addition to the various committees and the governance process over the ERM process, we believe that high-quality and effective ERM is best achieved when it is a shared cultural value throughout the organization. We consider ERM to be a key process that is the responsibility of every employee. We have developed and use tools and processes that we believe support a culture of risk management and create a robust framework of ERM within our organization. In addition, our compensation policies and practices, as well as our governance framework, including our Board's leadership structure, are designed to support our overall risk appetite and strategy. Our ERM processes and practices help us to identify potential events that may affect us, quantify, evaluate and manage the risks to which we are exposed, and provide reasonable assurance regarding the achievement of our objectives.
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

Reports to Security Holders

We file with the SEC all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to these reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which can be accessed on the SEC's website, www.SEC.gov. In addition, we provide access to these filed materials on our Internet website, www.Selective.com.

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
Our results are subject to losses from natural and man-made catastrophes, including, but not limited to: hurricanes, tornadoes, windstorms, earthquakes, hail, terrorism, including cyber-attacks, explosions, severe winter weather, floods, and fires, some of which may be related to climate changes. The frequency and severity of these catastrophes are inherently unpredictable. One year may be relatively free of such events while another may have multiple events. In recent years, we have seen an escalation in global insured industry losses from catastrophes, with 2017 being the most costly year on record and 2018 being the third most costly year on record, as reported by various statistical reporting agencies. Whether this is a short-term phenomenon, or is part of a longer-term trend driven by climate change, other environmental factors, and development in areas more exposed to catastrophes, is subject to debate. For further discussion regarding man-made catastrophes that relate to terrorism, see the risk factor directly below regarding the potential for significant losses from acts of terrorism.

There is widespread interest among scientists, legislators, regulators, and the public regarding the effect that greenhouse gas emissions may have on our environment, including climate change. If greenhouse gasses continue to impact our climate, it is possible that more devastating catastrophic events could occur.

The magnitude of catastrophe losses is determined by the severity of the event and the total amount of insured exposures in the area affected by the event as determined by ISO's Property Claim Services unit. Most of the risks underwritten by our insurance operations are concentrated geographically in the Eastern and Midwestern regions of the country. Hurricanes continue to be our most significant catastrophic exposure, particularly in the Eastern states. However, tornadic activity in the Midwestern regions of the U.S. could also adversely impact our financial results. It also is possible that we could experience more than one severe catastrophic event in any given period.

Certain factors can impact our estimation of ultimate costs for catastrophes. Such factors can include inability to access portions of the impacted areas following a catastrophic event, scarcity of necessary labor and materials that delay repairs and increase our loss costs, regulatory uncertainties, including new interpretations of coverage, residual market assessment-related increases in our catastrophe losses, late claims reporting, and escalation of business interruption costs due to infrastructure disruption. The occurrence of a catastrophe close to the end of a reporting period also may limit the availability of information for estimating loss and loss expense reserves and it is possible that more detailed information about claims may be available later resulting in changes in reserves in subsequent periods.

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
We must maintain loss and loss expense reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Our estimates of reserve amounts are based on known facts and circumstances, including our expectations of the ultimate settlement and claim administration expenses, trends in claims severity and frequency, including the impact of inflationary trends on medical costs, predictions of future events, and other subjective factors relating to our insurance policies in force. There is no method for precisely estimating the ultimate liability for settlement of claims. Estimates of reserve amounts may be further impacted by unexpected increases in loss costs related to economic or social inflation, developments in tort law, and various state legislative initiatives, including expansion of statutes of limitations and revisions to claims settlement practices standards. For example, several states in our principal operating areas are exploring expansion of the statute of limitations for previously time-barred civil suits alleging sexual abuse of a minor. This type of retroactive legislation may significantly increase insurance industry loss costs and require re-evaluation of previously established reserves. In addition, state initiatives such as legalization of marijuana may have significant impact on future loss development, as usage of this drug becomes more pervasive. Therefore, we cannot be certain that the reserves we establish are adequate or will be adequate in the future. From time-to-time, we increase reserves if they are inadequate or reduce them if they are redundant. An increase in reserves: (i) reduces net income and stockholders’ equity for the period in which the reserves are increased; and (ii) could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are subject to potentially significant losses from acts of terrorism.
As a Standard Commercial Lines and E&S Lines writer, we are required to participate in TRIPRA, which was extended by Congress to December 31, 2020. TRIPRA rescinded all previously approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2019, our deductible is $339 million. For losses above the deductible, the federal government will pay 81% of losses to an industry limit of $100 billion, and the insurer retains 19%. The federal share of losses will be reduced by 1% to 80% in 2020. Although TRIPRA’s provisions mitigate our loss exposure to a large-scale terrorist attack, our deductible is substantial and could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Additionally, if the U.S. Secretary of Treasury does not certify certain future terrorist events, it is possible we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. For example, the U.S. Secretary of Treasury did not certify either the 2013 Boston Marathon bombing or the 2015 San Bernardino, California shootings as terrorism events.

Under TRIPRA, terrorism coverage is mandatory for all primary workers compensation policies. Additionally, insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2018, 89% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events.

Many of the states in which we write commercial property insurance mandate that we cover fire following an act of terrorism, regardless of whether the insured specifically purchased terrorism coverage. Also, in addition to providing terrorism coverage for lines of business required and covered by TRIPRA, we sometimes choose to provide terrorism coverage for lines of business not included in TRIPRA, such as Commercial Automobile. Personal lines of business have never been covered under TRIPRA. Homeowners policies within our Standard Personal Lines exclude nuclear losses, but do not exclude biological or chemical losses.

If future legislation changes or eliminates TRIPRA, our exposure to terrorism losses could increase materially. If that happens, the measures we might take to mitigate our risk could impact our ability to write future business, or increase our reinsurance expense. We currently plan to continue providing coverage to our customers that includes protection from terrorism events, without the benefit of a conditional exclusion that would specifically exclude this coverage if TRIPRA was non-renewed. Therefore, in the event that TRIPRA is changed or eliminated, our exposure to losses from terrorism events will increase materially, which would have the potential to significantly negatively impact our results of operations and financial condition. Our current reinsurance programs generally provide coverage for conventional acts of foreign and domestic terrorism, but no coverage is afforded to NBCR events.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a portion of our underwriting risk exposure to reinsurance companies. Through our reinsurance arrangements, a specified portion of our loss and loss expense is assumed by the reinsurer in exchange for a specified portion of premiums. The availability, amount, and cost of reinsurance depend on market conditions, which may fluctuate significantly, and do not necessarily correlate to our specific book of business experience. Most of our reinsurance contracts renew annually and may be impacted by the market conditions at the time of the renewal. Any decrease in the amount of our reinsurance will increase our risk of loss. Any increase in the cost of reinsurance that cannot be passed on to our policyholders will reduce our earnings. If we are unable to obtain reinsurance in amounts that we expected or on acceptable terms, our ability to write future business could be adversely affected, our reinsurance expenses could increase, or we might assume more risk for losses on aggregate or individual losses than we currently do.

We are exposed to credit risk.
We are exposed to credit risk in several areas of our insurance operations, including from:

•
Our reinsurers, who are obligated to us under our reinsurance agreements. During periods of high catastrophe loss activity, amounts recoverable from our reinsurers and the correlated credit risk can increase quickly and significantly, fluctuating over time. Our reinsurers also often rely on their own reinsurance programs, or retrocessions, to manage their exposure to large losses. Any limitations on or the inability of our reinsurers to collect on their retrocession programs, or reinstate coverage after a large loss, particularly given the relatively small size of the global reinsurer community, may impair their ability to pay our reinsurance claims. Accordingly, we have direct and indirect counterparty credit risk from our reinsurers. We attempt to mitigate our direct and indirect counterparty credit risk from our reinsurers by: (i) pursuing relationships with reinsurers rated “A-” or higher by A.M. Best; and/or (ii) obtaining collateral to secure reinsurance obligations.

•	Certain life insurance companies if they fail to fulfill their obligations to those customers for whom we have purchased annuities under structured settlement agreements.

•	Some of our distribution partners, who collect premiums due us from our customers.

•	Some of our customers, who are responsible for payment of premiums and/or deductibles directly to us.

•
The invested assets in our defined benefit plan, which partially fund our liability associated with this plan. To the extent that credit risk adversely impacts the valuation and performance of the invested assets in our defined benefit plan, the funded status of the defined benefit plan could be adversely impacted and, if so, the expense of the plan and our obligations under it could increase.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Difficult conditions in global capital markets and the economy may adversely affect our revenue and profitability and harm our business, and these conditions may not improve in the near future.
General economic conditions in the U.S. and throughout the world and volatility in financial and insurance markets may materially affect our results of operations. Factors such as business and consumer confidence, unemployment levels, consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. During 2018, 32% of DPW in our Standard Commercial Lines business was based on payroll/sales of our underlying customers. An economic downturn in which our customers experience declines in revenue or employee count could adversely affect our audit and endorsement premium in our Standard Commercial Lines.

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
Any significant downgrade in our financial strength ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

A significant financial strength rating downgrade, particularly from A.M. Best, would affect our ability to write new or renewal business with customers, some of whom are required under various third party agreements to maintain insurance with a carrier with a specified minimum rating. Our $30 million line of credit ("Line of Credit") requires our Insurance Subsidiaries to maintain an A.M. Best rating of at least “A-” (one level below our current rating), so a downgrade could create a default leading to an acceleration of any outstanding principal. Such an event also could trigger default provisions under certain of our other debt instruments and negatively impact our ability to borrow in the future.

Nationally recognized statistical rating organizations ("NRSROs") also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long Term Credit Outlook
A.M. Best	bbb+	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including making it more expensive for us to access capital markets. We cannot predict the possible rating actions NRSROs might take that could adversely affect our business or our potential actions in response.

We have many competitors and potential competitors.
Demand for insurance is influenced by prevailing general economic conditions. The supply of insurance is related to prevailing prices, insured loss levels, and industry capital levels that may fluctuate in response to changing rates of return on insurance industry investments. Pricing also is influenced by the operating performance of insurers, who may increase pricing to meet return on equity objectives. Consequently, the insurance industry historically has had cycles characterized by periods of intense price competition from excess underwriting capacity and periods of favorable pricing driven by shortages of underwriting capacity and poor insurer operating performance. If competitors price business below technical levels, we might decide it is appropriate to reduce our profit margin to retain our best business.

We compete with regional, national, and direct-writer property and casualty insurance companies for customers, distribution partners, and employees. Some competitors are public stock companies, some are mutual companies, and some are reciprocal insurers. Many competitors are larger and may have lower operating costs, lower cost of capital, or the ability to absorb greater risk while maintaining their financial strength ratings. Other competitors, such as mutual or reciprocal companies, are cooperatively owned by insureds and do not have shareholders who evaluate return on equity performance. Consequently, some competitors may be able to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant competitive new marketplace where existing and new competitors have platforms. Established insurance competitors, such as Chubb Limited and The Progressive Corporation, are beginning to explore broader offerings through this digital platform, while new insurance competitors continue to emerge, including, but are not limited to, Lemonade and Attune. Reinsurers also have entered certain primary property and casualty insurance markets to diversify their operations and compete with us. Because the Internet makes it easier to bundle products and services, it also is possible that companies doing business on the Internet could enter the insurance business in the future or form strategic alliances with insurers. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
Insurers rely on access to reliable data about their customers and loss experience to build complex analytics and predictive models that assess risk profitability, adverse claim development potential, recovery opportunities, fraudulent activities, and customer buying habits. We expect the use of data science and analytics will continue to increase and become more complex and accurate, particularly with the use of larger amounts of relevant data. Some of our competitors, particularly larger national carriers, have significantly larger volumes of data about the performance of the risks they have underwritten. It is possible that the loss experience from our insurance operations, particularly the more limited experience data we have related to our E&S business acquired in 2011, may not be sufficiently large or granular in all circumstances to analyze and project our future costs as accurately as our larger competitors. To supplement our data, we use industry loss experience data from ISO, AAIS, and NCCI. While relevant, industry data may not correlate specifically to the performance of risks we have underwritten and may not be as predictive as if we had more data on our book of business. Because we use and rely on the aggregated industry loss data assembled by ISO, AAIS, NCCI and other similar rating bureaus under the anti-trust exemptions of the McCarran-Ferguson Act, we likely would be at a competitive disadvantage to larger insurers with more loss experience data on their book of business if Congress repealed the McCarran-Ferguson Act.

We depend on distribution partners.
We market and sell our insurance products through independent distribution partners who are not our employees. We believe that these independent partners will remain a significant force in overall insurance industry premium production because they provide insurance and risk management expertise and advice to customers, particularly small businesses and individuals, who otherwise do not have it or cannot afford either the time or expense to acquire it. We also believe that some commercial customers, particularly smaller commercial businesses, will continue to use independent distribution partners for the potential customer and business referrals independent distribution partners may provide. Independent distribution partners also generally provide customers with a wider choice of insurance products than those who represent or are employed by only one insurer. Our reliance on independent distribution partners, however, present challenges and risks, including the following:

•
The availability of products from multiple markets creates competition in our distribution channel and we must market our products and services to our distribution partners before they sell them to our mutual customers.

•
Growth in our market share is dependent, in part, on growth in the market share controlled by our distribution partners. Independent retail insurance agencies control 84% of Standard Commercial Lines business but only 35% of Standard Personal Lines business in the U.S. Consequently, our Standard Personal Lines market opportunity could be more limited. Over the last several years, more competitors are focused on lower cost "direct to customer" distribution models based on technological developments and efficiencies. Continued advancements in "direct to customer" distribution models may impact the overall market share controlled by our distribution partners and make it more difficult for us to grow or require us to establish relationships with more distribution partners.

•
There has been an increasing trend of consolidation among our independent distribution partners, particularly by private-equity-backed entities and publicly-traded insurance brokers ("aggregators"). As more of our independent distribution partners consolidate and become larger, their influence on our business and premium production can increase. For example, they could direct the business they produce to be consolidated with a smaller group of insurance carriers, which may or may not include us. With their increased size and control of meaningful amounts of business, they could also increase insurance carrier costs through requiring higher base and supplemental commissions to place business. Aggregators accounted for approximately 28% of our DPW at December 31, 2018. Currently, no one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are tied to the successful marketing and sales efforts of our products by our independent distribution partners. In addition, under insurance laws and regulations and common law, we may have liability for the business practices of, or actions taken by, our independent distribution partners.

Expansion of our insurance offerings and geographic footprint may create additional risks
Part of our growth strategy includes measured geographic and product expansion. In 2017, we established a Southwest Region and began writing Standard Commercial Lines in Arizona. In 2018, we expanded our Standard Commercial Lines operations into Colorado, New Mexico, and Utah and, later in the year, began offering Standard Personal Lines products in Arizona and Utah. In our Northeast Region, we also expanded our Standard Commercial Lines business into New Hampshire in 2017. We expect to continue to diversify our book of business through geographic and product expansion. Although diversification of our business is beneficial to our competitive position and long-term results, it exposes us to increased and different risks, including catastrophic natural risks to which we previously only had limited exposure due to our narrower geographic footprint and risks related to insurance regulations in the expansion states. These new risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are heavily regulated and changes in regulation may reduce our profitability, increase our capital requirements, and/or limit our growth.
Our Insurance Subsidiaries are heavily regulated by extensive insurance laws and regulations that can change on short notice. At any given time, there may be various legislative and regulatory proposals in each of the 50 states and District of Columbia that, if enacted, may affect our Insurance Subsidiaries. The primary public policy behind insurance regulation is the protection of policyholders and claimants against insurer insolvency and inappropriate business practices. Insurance regulation typically prioritizes policyholder and claimant protection over all other constituencies, including shareholders. By virtue of the McCarran-Ferguson Act, our Insurance Subsidiaries are primarily regulated by the states in which they are domiciled and licensed. State insurance regulation is generally uniform throughout the U.S. because most states have enacted variations of model laws and regulations that permit their insurance department to be accredited by the NAIC and have their regulatory examinations and other work be given full faith and credit by other state regulators. Despite their general similarity, state insurance laws and regulations do vary by jurisdiction. The types of insurance activities regulated by the states include:

•	Pricing and underwriting practices;

•	Claims practices;

•	Exiting geographic markets and/or canceling or non-renewing policies;

•	Assessments for guaranty funds and second-injury funds and other mandatory assigned risks and reinsurance;

•	The types, quality, and concentration of investments we make;

•	Dividends from our Insurance Subsidiaries to the Parent; and

•	The acquisition of 10% or more of the stock of a company such as Selective, which is an insurance holding company that owns insurance subsidiaries.

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

Although Congress has largely delegated insurance regulation to the various states by virtue of the McCarran-Ferguson Act, we also are subject to federal legislation and administrative policies related our insurance business, including TRIPRA, OFAC, various privacy laws, including the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. By issuing workers compensation policies, we are subject to Mandatory Medicare Secondary Payer Reporting under the Medicare, Medicaid, and SCHIP Extension Act of 2007. As a publicly traded company, we also are subject to Federal securities laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act. If Congress were to enact laws affecting the oversight of insurer solvency and state regulators remained responsible for rate approval, it is possible that we could be subject to a conflicting and inconsistent regulatory framework that could impact our profitability and capital adequacy.

The European Union enacted Solvency II, which was implemented in 2016 and sets out new requirements for capital adequacy and risk management for insurers operating in Europe.  The strengthened regime is intended to reduce the possibility of consumer loss or market disruption in insurance.  In 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. Although Solvency II does not govern domestic American insurers, and we do not have international operations, we believe that development of global capital standards will influence the development of similar standards by domestic regulators. The NAIC requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard currently is articulated in ORSA, it is possible that such a standard could be developed over time that might increase minimum capital requirements for insurers and adversely impact our growth and return on equity.

We are subject to non-governmental regulators, such as the NASDAQ Stock Market and the New York Stock Exchange where we list our securities. To some degree, these regulators can overlap each other and have different interpretations and/or regulations on the same legal issues. Consequently, we have the risk that one regulator’s position or interpretation may conflict with that of another regulator on the same issue and that they may change over time.

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
Class action litigation has been filed from time-to-time against our industry, related to the following issues:

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

If we were named as a defendant in class action litigation, we could suffer reputational harm with our customers, other purchasers of insurance, shareholders, and the general public. Expenses for the related litigation defense could have a materially adverse effect on our operations or results.

Risks Related to Our Investments Segment

We are exposed to interest rate risk in our investment portfolio.
We are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates. Recent economic data points to increased U.S. and global economic growth, continued low levels of unemployment, and signs of rising wages, which compounded with the potential for the pro-growth benefits of the Tax Cuts and Jobs Act of 2017 ("Tax Reform") and the potential for higher federal budget deficits, has recently led to rising U.S. interest rates. A rise in interest rates may decrease the fair value of our existing fixed income investments and declines in interest rates may result in an increase in the fair value of our existing fixed income investments. Our fixed income securities portfolio, which currently has an effective duration of 3.8 years, contains interest rate sensitive instruments that may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. A rise in interest rates would decrease the net unrealized gain position of the investment portfolio or create a net unrealized loss. This would be partially offset by our ability to earn higher rates of return on funds reinvested in new investments. Conversely, a decline in interest rates would increase the net unrealized gain position of the investment portfolio, partially offset by lower rates of return on new and reinvested cash in the portfolio. Changes in interest rates have an effect on the calculated duration of certain securities in the portfolio. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and maintaining the average duration of our portfolio with a view toward achieving an adequate after-tax return without subjecting the portfolio to an unreasonable level of interest rate risk. This may include investing in floating rate securities, which currently represent 16% of our fixed income portfolio, and other shorter duration securities that exhibit low effective duration and interest rate risk, but expose the portfolio to other risks, including the risk of a change in credit spreads, liquidity spreads, and other factors that may adversely impact the value of the portfolio, including a decline in short-term interest rates, such as the 90-day London Interbank Offered Rate ("LIBOR"), which would result in lower yields and lower net investment income from our floating rate securities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities, particularly our loss reserves. In addition, our pension and post-retirement benefit obligations include a discount rate assumption, which is an important element of expense and/or liability measurement. Changes in the discount rate assumption could materially impact our pension and post-retirement life valuation.

Many of our floating rate securities are tied to the U.S. dollar-denominated LIBOR, which will be eliminated by the end of 2021. LIBOR is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. LIBOR is set every business day in numerous currencies and maturities, based on estimates submitted by major banks. In the wake of the financial crisis, several banks were discovered to have doctored estimates in order to manipulate LIBOR, promoting a push for submissions based on actual interbank loans. According to the U.K. Financial Conduct Authority ("FCA"), the interbank lending market slowed in recent years, resulting in a lack of data on which to base LIBOR estimates and therefore susceptible to further fraud. The FCA determined that, without an active market to support estimates, LIBOR should not be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee (ARRC) to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, voted to use a benchmark based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC is expected to announce a transition plan for the new rate. We are unsure whether the elimination of LIBOR and the transition to a new rate will have any impact on the performance of our floating rate securities.

We are exposed to credit risk in our investment portfolio.
The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors and insurers of the securities we hold and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, insurer, or other counterparties could reduce our net investment income and net realized investment gains - or result in investment losses. We are subject to the risk that the issuers or guarantors of fixed income securities we own may default on principal and interest payments obligations. Changes in the financial market environment and general sentiment about the broad economy may impact the credit spreads demanded by fixed income investors and negatively impact the fair market value of our fixed income securities. At December 31, 2018, our fixed income securities portfolio represented approximately 89% of our total invested assets. Approximately 98% of these fixed income securities were investment grade and 2% were rated below investment grade, resulting in an average credit rating of AA- for our fixed income securities portfolio. Our fixed income portfolio spread duration, which reflects the portfolio's sensitivity to changes in credit spread, is currently 4.4 years. Over time, our exposure to below investment grade securities and other credit sensitive risk assets may fluctuate as we continue to diversify the portfolio and add or reduce risk commensurate with market conditions and our risk-taking capacity. Events adversely impacting issuers or guarantors of fixed income securities, such as a major economic downturn, acts of corporate malfeasance, widening credit spreads, budgetary deficits, and municipal bankruptcies spurred by, among other things, pension funding issues, could cause the value of our fixed income securities portfolio and our net income to decline and the default rate of our fixed income securities portfolio to increase.

Economic uncertainty could adversely affect the credit quality of fixed income issuers or guarantors, and a ratings downgrade in any of our holdings could cause the value of our fixed income securities portfolio and our net income to decrease. As our stockholders' equity is leveraged to our investment portfolio at 3.3:1, a reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations, financial condition, and debt ratings. Levels of write-downs are impacted by our assessment of the impairment, including a review of the underlying collateral of our residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), collateralized loan obligations ("CLOs"), and other asset-backed securities ("ABS"), including structured note obligations, and our intent and ability to hold securities that have declined in value until recovery. If we reposition or realign portions of the portfolio and determine not to hold certain securities in an unrealized loss position to recovery, we will incur an OTTI charge. For further information regarding credit and interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Our statutory surplus may be materially affected by rating downgrades on investments held in our portfolio.
We are exposed to significant financial and capital markets risks, primarily related to interest rates, credit spreads, equity prices, and market value fluctuations in our alternative investment portfolio. We could experience a decline in both income and our investment portfolio asset values related to many different scenarios, including: (i) a decrease in market liquidity; (ii) fluctuations in interest rates; (iii) decreased dividend payment rates; (iv) negative market perception of credit risk with respect to types of securities in our portfolio; (v) a decline in the performance of the underlying collateral of our RMBS, CMBS, CLOs, and other ABS; (vi) reduced returns on our alternative investment portfolio; or (vii) general market conditions. A global decline in asset values will be more amplified in our financial condition, as our statutory surplus is leveraged at a 3.2:1 ratio to our investment portfolio.

Economic uncertainty could adversely affect the credit quality and ratings of securities in our portfolio. If the NAIC were to apply a more adverse class code on a security than was originally assigned, our statutory surplus could be adversely affected because securities with NAIC class codes three through six are carried at fair market value and securities with NAIC class codes of one or two are carried at amortized cost under statutory accounting rules. For those securities carried at fair market value, see the risk factor immediately following regarding the risks around the methodologies used in determining these valuations.

We value our investments using methodologies, estimations, and assumptions that are subject to differing interpretations. Changes in these interpretations could result in fluctuations in the valuations of our investments that may adversely affect our results of operations or financial condition.
Fixed income, equity, and short-term investments, which are reported at fair value on our Consolidated Balance Sheet, represented the majority of our total cash and invested assets as of December 31, 2018. As accounting rules require, we have categorized these securities into a three-level hierarchy based on the priority of the inputs to the respective valuation technique:

1.	The highest priority is given to quoted prices in active markets for identical assets or liabilities (Level 1).

2.
The next priority is to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities or in markets that are not active and other inputs that can be derived principally from, or corroborated by, observable market data for substantially the full term of the assets or liabilities (Level 2).

3.
The lowest priority in the fair value hierarchy is to unobservable inputs supported by little or no market activity and that reflect the reporting entity’s own assumptions about the exit price, including assumptions that market participants would use in pricing the asset or liability (Level 3).

An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. We generally use an independent pricing service and broker quotes to price our investment securities. At December 31, 2018, approximately 1% of our fixed income securities were priced with Level 1 inputs and 98% of our fixed income securities were priced with Level 2 inputs. However, prices provided by independent pricing services and brokers can vary widely even for the same security. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements (“Financial Statements”) and the period-to-period changes in value could vary significantly. Decreases in value may result in an increase in non-cash OTTI charges, which could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of impairments taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments when the evaluations are made. There can be no assurance that management has accurately assessed the level of impairments taken as reflected in our Financial Statements. Additional impairments may need to be taken in the future. It also is possible that interest rates, currently below historical averages, will increase. If they do, net unrealized gains may be reduced and net unrealized losses associated with declines in value strictly related to such interest rate movements may result. If that happens and we sell those impacted securities, we could experience realized losses or increased OTTI if we determine we do not have the ability and intent to hold those securities until they recover in value. Because our investment managers actively manage our fixed income securities portfolio, our OTTI also may fluctuate from period-to-period if the value of securities we may intend to sell despite being in an unrealized loss position increases. Historical impairment trends may not be indicative of future events. For further information about our evaluation and considerations for determining whether a security is other-than-temporarily impaired, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. Since the primary assets or liabilities underlying the investments in these limited partnerships generally do not have quoted prices in active markets for the same or similar assets, the valuation of our interests in these limited partnerships is subject to (i) a higher level of subjectivity and unobservable inputs than substantially all of our other investments and (ii) greater scrutiny and reconsideration from one reporting period to the next. Because these limited partnership investments are recorded under the equity method of accounting, any valuation decreases could negatively impact our results of operations. We currently expect to increase our allocation to these investments, which may result in additional variability in our net investment income.

Changes in tax law could adversely affect our investments results.
Changes in the tax laws and regulations of U.S. federal, state, and local governments may adversely impact us. Our investment portfolio benefits from tax exemptions and certain other tax law advantages, including those governing dividends received and tax-advantaged municipal bond interest. Future federal and/or state tax law changes could lessen or eliminate some or all of these favorable tax advantages, negatively impact the value of our investment portfolio, and materially and adversely impact our results of operations. It also is possible that the elimination of the state and local tax deduction (the "SALT deduction") for U.S. taxpayers filing Federal income tax returns could negatively impact the financial strength of issuers of state and local municipal securities in our portfolio, reduce the value of our investment portfolio, and materially and adversely impact our results of operations. The SALT deduction elimination and the reduction of mortgage interest deductibility to purchase money mortgages of $750,000 or less also could adversely impact the value or volatility of residential real estate markets, which would impact various classes of our investments, such as residential mortgage-backed securities and other asset classes backed by mortgages, or real estate. Ultimately, this could reduce the value of our investment portfolio, and materially and adversely impact our results of operations.

Uncertainty regarding domestic and international political developments and their impact on the economy could lead to investment losses, which may adversely affect our results of operations, financial condition, liquidity, and debt ratings.
As a property and casualty insurance holding company, we depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investment portfolio is exposed to significant financial and capital market risks, both in the U.S. and abroad. Volatile changes in general market or economic conditions could lead to a decline in the market value of our portfolio as well as the performance of the underlying collateral of our RMBS, CMBS, CLOs, and other ABS. The current political climate has created more uncertainty about U.S. domestic and foreign policy that may elevate the volatility of the financial markets and adversely impact our investment portfolio.

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

As of December 31, 2018, the Parent had retained earnings of $1.9 billion. Of this amount, $1.7 billion was related to investments in our Insurance Subsidiaries. In 2019, the Insurance Subsidiaries have the ability to provide for $210 million in ordinary annual dividends to us in 2019 under applicable state regulation; but their ability to pay dividends or make loans or advances to us is subject to the approval or review of the insurance regulators in the states where they are domiciled. The standards for review of such transactions are whether: (i) the terms and charges are fair and reasonable; and (ii) after the transaction, the Insurance Subsidiary's surplus for policyholders is reasonable in relation to its outstanding liabilities and financial needs. Although dividends and loans to us from our Insurance Subsidiaries historically have been approved, we can make no assurance that future dividends and loans will be approved. For additional details regarding dividend restrictions, see

Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay to our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities.  The Parent’s ability to pay dividends to shareholders also are impacted by covenants in its Line of Credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth, statutory surplus, and debt-to-capital ratio.  For additional details about the Line of Credit’s financial covenants, see Note 10. “Indebtedness” in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

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

Risks Related to Evolving Legislation and Public Policy Debates

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of FEMA in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  The current expense allowance is 30.0% of DPW. The servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

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

The NFIP was authorized until May 31, 2019, as a short-term solution while Congress continues to debate a more comprehensive proposal. There continues to be significant public policy and political debate in Congress about an extension of the NFIP, appropriate compensation for the WYO carriers, and solutions for flood risk throughout the country. Effective October 2018, FEMA, on its own initiative, revised the arrangement by: (i) reducing the WYO’s expense allowance by 0.9 points, from 30.9% to 30.0%; and (ii) eliminating the provision allowing FEMA to increase a WYO’s expense allowance by one percentage point to cover additional incurred expenses.

Our flood business could be impacted by:  (i) a lapse in program authorization; (ii) further changes to WYO carrier compensation; (iii) any mandate for primary insurance carriers to provide flood insurance; or (iv) private writers becoming more prevalent in the marketplace.  The uncertainty created by the public policy debate and politics of flood insurance reform makes it difficult for us to predict the future of the NFIP and our continued participation in the program.

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

In general, the Trump Administration and the current Republican Senate majority favor less federal involvement in insurance. Legislative proposals, however, could involve the federal government directly in regulating the business of insurance. President Trump and the Republican Senate majority favor the repeal of the Affordable Care Act ("ACA"). Repeal of the ACA presents some legal and practical challenges. Some reform proposals include a provision to permit sales of insurance across state lines, which is not permitted under current federal law without approval of the respective state insurance regulators. Some ACA reforms call for the elimination of the anti-trust exemptions for health insurers under the McCarran-Ferguson Act ("MFA"). While we are not a health insurer, property and casualty insurers operate under anti-trust exemptions that permit the aggregation of claims and other data in numbers actuarially and statistically sufficient to price insurance. If the MFA were repealed for the property and casualty industry, we would have to seek a business practices exemption from the Department of Justice to share information with other insurers. In the election of November 2018, the Republicans lost their majority in the House of Representatives. Given the Democratic House Majority, we do not expect ACA repeal to be advanced for the foreseeable future. The Democratic House, however, may advance public policy positions or legislation focused on consumer issues and/or disclosures that may impact the manner in which we conduct our insurance operations. We cannot predict the impact that such a public policy debate or legislative event could have on our product and services supplier relationships, results of operations, liquidity, financial condition, financial strength, and debt ratings.

Legislative and regulatory proposals in various states sometimes seek to limit the ability of insurers to assess insurance risk, including limiting or prohibiting the use of certain factors or predictive measures in property and casualty underwriting such as insurance scores and marketplace considerations. There are also proposals from time-to-time to impose new or higher standards on claims settlement practices. These proposals, if enacted, could impact underwriting pricing, loss and loss expenses, and results of operations.

Legislative and regulatory proposals and public policy debates in various states and among legal experts also impact tort and insurance law, positively and negatively in relation to our business. For example, tort reform proposals may limit the amounts recoverable for certain torts or limit the statute of limitations on certain torts. Conversely, there are proposals to expand, in some cases retroactively, the statute of limitations for certain torts or misdeeds, such as sexual abuse and molestation. Further, legal expert groups like the American Law Institute ("ALI") traditionally have summarized and restated the common law in various areas. The ALI's Restatement of the Law, Liability, Insurance, expected to be published in 2019, differs from traditional restatements and offers concepts about insurance law that are not established in legal precedents. Depending on the proposal or initiative, if enacted or adopted, underwriting pricing, loss and loss expenses, and results of operations could be impacted positively or negatively.

Because some of our claims cannot be settled and are litigated, our loss and loss expenses may be impacted by our ability to promptly try cases. State court systems, in which many of our litigated claims cases reside, are subject to legislative funding, which is not always to the levels requested by the judicial branch. Consequently, some courts have overcrowded dockets, particularly with criminal, family, and small claims matters. According to the National Center for State Court's Court Statistic's Project, www.courtstatistics.org, tort cases, which represent the great majority of insurance claims cases, only represent between two and four percent of most state court dockets. Only one percent of those tort cases in which evidence is introduced - whether before a judge or a jury - wind up being tried to completion. Most cases settle and, with fewer cases being tried and appealed, there are fewer reported judicial decisions that contribute to the common law. We are unsure as to the ultimate impact that crowded court dockets may have on our loss and loss expenses, and results of operations.

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

•	Continuing to develop our customer experience platform as we grow in our understanding of customer segmentation;

•	Purchasing reinsurance and using catastrophe modeling;

•	Being disciplined in our monitoring of, and management over, our ERM framework; and

•	Being prudent in our financial planning process, which supports our underwriting strategies.

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

Our predictive models for underwriting, claims, and catastrophe losses, as well as our business analytics and our information technology and application systems are critical to our business. We expect our information technology and application systems to remain an important part of our underwriting process and our ability to compete successfully. A major defect or failure in our internal controls or information technology and application systems could: (i) result in management distraction; (ii) harm our reputation, particularly if we experience a privacy breach; or (iii) increase our expenses. We believe appropriate controls and mitigation procedures are in place to prevent significant risk of a defect in our internal controls around our information technology and application systems, but internal controls provide only a reasonable, not absolute, assurance as to the absence of errors or irregularities and any ineffectiveness of such controls and procedures could have a significant and negative effect on our business.

Rapid development of new technologies may result in an unexpected impact on our business and the insurance industry overall.
Development of new technologies continues to impact all aspects of business and individuals’ lives at rapid speed.  Often such developments are positive, gradually improving standards of living, the speed of communications, and fostering the development of more efficient processes.  The rapid development of new technologies, however, also presents challenges and risks.  Examples of such emerging risks include, but are not limited to:

•
Change in exposures and claims frequency and/or severity due to unanticipated consequences of new technologies and their use.  For example, technologies have been developed and are being tested for autonomous self-driving automobiles.  It is unclear and we cannot predict the corresponding impact on automobile claims.  It is possible that these technological developments will affect the profitability and demand for automobile insurance.

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

We depend on key personnel.
To a large extent, our business' success depends on our ability to attract and retain key employees. Competition to attract and retain key personnel is intense. While we have employment agreements with certain key managers, all of our employees are at-will employees and we cannot ensure that we will be able to attract and retain key personnel. As of December 31, 2018, our workforce had an average age of approximately 47 and approximately 18% of our workforce was retirement eligible, which we define as including individuals who are 55 years of age and have 10 or more years of service.

We are subject to a variety of modeling risks, which could have a material adverse impact on our business results.
We rely on internally or third-party developed complex financial models, such as those that predict underwriting results on individual risks and our overall portfolio, claims fraud, impacts from catastrophes, enterprise risk management capital scenarios, and investment portfolio changes, to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, investment performance, and portfolio risk. Flaws in these financial models or in the assumptions made in them could lead to increased losses. We believe that statistical models alone do not provide a reliable method for monitoring and controlling risk and are tools that do not substitute for the experience or judgment of senior management.

We are subject to attempted cyber-attacks and other cybersecurity risks.
Our business heavily relies on various information technology and application systems that are connected to, or may be accessed from, the Internet and may be impacted by a malicious cyber-attack. Our systems also contain proprietary and confidential information, including personally identifiable information, about our operations, our employees, our agents, our customers, and their employees and property. A malicious cyber-attack on our systems or those of our vendors may interrupt our ability to operate and impact our results of operations. We have and expect to continue to: (i) implement employee education programs and tabletop exercises; and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls.

Cyber-attacks continue to become more complex and broad-ranging, and our internal controls provide only a reasonable, not absolute, assurance that we will be able to protect ourselves from significant cyber-attack incidents. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of our systems or data security could damage our reputation and/or result in monetary damages that, in turn, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. Although we have not experienced a material cyber-attack breach, it is possible that one might occur. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, that provides protection up to $20 million above a deductible of $1 million. In addition, within our Standard Commercial Lines segment, we offer cyber-related insurance products for which we have mitigated the majority of the related risk through protection under our reinsurance treaties.

Given the increased number of identity thefts from cyber-attacks, federal and state policymakers have, and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services recently adopted a cyber protection and reporting regulation for financial services companies with which we are complying. The NAIC also has adopted a model regulation based on the New York regulation, which several states adopted in 2018, and we expect other states will consider adopting in 2019. California passed a broad-reaching new Consumer Privacy Act in 2018 that layers additional obligations and penalties on companies that collect a variety of personal information. Compliance with these regulations and efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Changes in tax law could adversely affect our results of operations and financial condition.
We are subject to the tax laws and regulations of U.S. federal, state, and local governments, and their amendment could adversely impact us. For example, the U.S. tax code was recently amended to reduce the federal corporate income tax rate from 35% to 21% effective for the 2018 tax year. As a result, our deferred tax assets were reduced and we were required to recognize a reduction of a previously-recognized federal tax benefit in the fourth quarter of 2017 when enacted. Potential future tax rule changes may increase or decrease our actual tax expense and could materially and adversely affect our results of operations.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
We currently outsource certain business and administrative functions to third parties for expediency, efficiency and economies of scale and this outsourcing may increase in the future. If we or our third-party partners falter in the development, implementation, or execution of our outsourcing strategies, we may experience operational difficulties, increased costs, and customer losses that may have a material adverse effect on our results of operations or financial condition. We have supplemental staffing service agreements with multiple consulting, information technology, and service providers that supply approximately 50% of our skilled technology capacity. These resources are principally based in the U.S., although some of the resources are foreign. The impact of the recently-enacted U.S. tax reform on the availability and cost of these services is still uncertain.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in a 315,000 square foot structure on a 56 acre site zoned for office and professional use in Branchville, New Jersey. The site is owned by a subsidiary, which also owns abutting property in Frankford, New Jersey. We lease all of our other facilities. The principal office locations related to our insurance operations are described in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

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

As of December 31, 2018, we do not believe the Company or any of the Insurance Subsidiaries was a defendant in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”

(b) Holders
We had 3,122 stockholders of record as of February 7, 2019 according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

On October 25, 2018, the Board of Directors approved an 11% increase in our dividend to $0.20 per share. In addition, on January 31, 2019, the Board of Directors declared a $0.20 per share quarterly cash dividend on common stock that is payable March 1, 2019, to stockholders of record as of February 15, 2019.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2018:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	126,735	[1]	$14.37	5,666,732 [2]

1Weighted average remaining contractual life of options is 0.8 years.
2Includes 429,181 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,776,359 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,461,192 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2013 and ending December 31, 2018, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2018:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2018	—	—	—	—
November 1 – 30, 2018	2,085	$63.83	—	—
December 1 – 31, 2018	2	66.33	—	—
Total	2,087	$63.83	—	—

1These shares were purchased from employees in connection with the vesting of restricted stock units and option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees.

Item 6. Selected Financial Data.

Five-Year Financial Highlights
(All presentations are in accordance with GAAP unless noted otherwise, number of weighted average shares and dollars in thousands, except per share amounts)
	2018		2017	2016	2015	2014
Net premiums written	$2,514,286		2,370,641	2,237,288	2,069,904	1,885,280
Net premiums earned	2,436,229		2,291,027	2,149,572	1,989,909	1,852,609
Net investment income earned	195,336		161,882	130,754	121,316	138,708
Net realized and unrealized (losses) gains[1]	(54,923)		6,359	(4,937)	13,171	26,599
Total revenues	2,586,080		2,469,984	2,284,270	2,131,852	2,034,861
Catastrophe losses	88,023		67,299	59,735	59,055	59,971
Underwriting income	121,173		154,336	151,933	149,029	78,143
Net income	178,939		168,826	158,495	165,861	141,827
Comprehensive income	105,832		204,946	151,970	136,648	136,764
Total assets	7,952,729		7,686,431	7,355,848	6,904,433	6,574,942
Short-term debt	—		—	—	60,000	—
Long-term debt	439,540		439,116	438,667	328,192	372,689
Stockholders’ equity	1,791,802		1,712,957	1,531,370	1,398,041	1,275,586
Statutory premiums to surplus ratio	1.4		1.4	1.4	1.5	1.4
Combined ratio	95.0%		93.3	92.9	92.5	95.8
Impact of catastrophe losses on combined ratio	3.6	pts	2.9	2.8	3.0	3.2
Invested assets per dollar of stockholders' equity	$3.33		3.32	3.50	3.64	3.77
Yield on investments, after tax	2.8%		2.1	1.9	1.9	2.2
Debt to capitalization ratio	19.7		20.4	22.3	21.7	22.6
Return on average equity	10.2		10.4	10.8	12.4	11.7

Per share data:
Net income:
Basic	$3.04		2.89	2.74	2.90	2.52
Diluted	3.00		2.84	2.70	2.85	2.47

Dividends to stockholders	$0.74		0.66	0.61	0.57	0.53

Stockholders’ equity	30.40		29.28	26.42	24.37	22.54

Price range of common stock:
High	67.17		62.40	44.00	37.91	27.65
Low	53.55		38.50	29.27	25.49	21.38
Close	60.94		58.70	43.05	33.58	27.17

Number of weighted average shares:
Basic	58,950		58,458	57,889	57,212	56,310
Diluted	59,713		59,357	58,747	58,156	57,351
1Effective January 1, 2018, changes in unrealized gains and losses on our equity portfolio are recognized in income through "Net unrealized losses on equity securities" on our Consolidated Statements of Income, as a result of our adoption of the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. See Note 3. "Adoption of Accounting Pronouncements" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information.

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

Factors that could cause our actual results to differ materially from those we have projected, forecasted or estimated in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” of this Form 10-K. These risk factors may not be exhaustive. We operate in a business environment that changes constantly, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent to which any new factor or combination of factors may cause actual results to differ materially from any forward-looking statements. In light of these risks, uncertainties and assumptions, it is possible that the forward-looking events discussed in this report might not occur.

Introduction
We classify our business into four reportable segments, which are as follows:

•	Standard Commercial Lines;

•	Standard Personal Lines;

•	E&S Lines; and

•	Investments.

For further details regarding these segments, refer to Note 1. "Organization" and Note 11. "Segment Information" included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Our Standard Commercial and Standard Personal Lines products and services are written through our nine insurance subsidiaries, some of which write flood business through the NFIP's WYO. Our E&S Lines products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who generally cannot obtain coverage in the standard marketplace.

Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."

In Management's Discussion and Analysis ("MD&A"), we will discuss and analyze the consolidated results of operations and financial condition, as well as known trends and uncertainties that may have a material impact in future periods, including the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2018, 2017, and 2016;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Contractual Obligations, Contingent Liabilities, and Commitments; and

•	Ratings.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the Financial Statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. We can offer no assurance that actual results will be the same as those estimates, and it is possible they will differ materially. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments (“OTTI”); and (iv) reinsurance.

Reserves for Loss and Loss Expense
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net loss and loss expense. We had accrued $3.9 billion of gross loss and loss expense reserves and $3.4 billion of net loss and loss expense reserves at December 31, 2018. At December 31, 2017, these gross and net reserves were $3.8 billion and $3.2 billion, respectively. The Insurance Subsidiaries' liability duration was approximately 3.6 years at December 31, 2018, down from 3.8 years at December 31, 2017.

The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2018 and 2017:

As of December 31, 2018
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$244,367	1,152,770	1,397,137	181,102	1,216,035
Workers compensation	402,732	742,726	1,145,458	220,683	924,775
Commercial automobile	197,777	363,234	561,011	15,641	545,370
Businessowners' policies	31,631	60,675	92,306	3,473	88,833
Commercial property	63,651	10,943	74,594	12,620	61,974
Other	6,339	6,686	13,025	2,909	10,116
Total Standard Commercial Lines	946,497	2,337,034	3,283,531	436,428	2,847,103

Personal automobile	70,993	75,081	146,074	45,572	100,502
Homeowners	14,627	20,109	34,736	1,346	33,390
Other	14,569	27,844	42,413	31,777	10,636
Total Standard Personal Lines	100,189	123,034	223,223	78,695	144,528

E&S casualty lines[1]	66,867	304,864	371,731	21,898	349,833
E&S property lines[2]	8,053	7,330	15,383	367	15,016
Total E&S Lines	74,920	312,194	387,114	22,265	364,849

Total	$1,121,606	2,772,262	3,893,868	537,388	3,356,480
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (88% of net reserves) and commercial auto property coverages (12% of net reserves).

December 31, 2017
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$260,605	1,046,261	1,306,866	175,276	1,131,590
Workers compensation	427,955	756,609	1,184,564	218,024	966,540
Commercial auto	200,409	291,681	492,090	16,745	475,345
Businessowners' policies	31,758	58,522	90,280	3,926	86,354
Commercial property	64,192	13,420	77,612	24,387	53,225
Other	5,018	8,787	13,805	2,287	11,518
Total Standard Commercial Lines	989,937	2,175,280	3,165,217	440,645	2,724,572

Personal automobile	76,895	73,356	150,251	53,129	97,122
Homeowners	15,477	18,763	34,240	999	33,241
Other	51,646	27,029	78,675	69,333	9,342
Total Standard Personal Lines	144,018	119,148	263,166	123,461	139,705

E&S casualty lines[1]	53,764	273,607	327,371	21,360	306,011
E&S property lines[2]	6,586	8,900	15,486	389	15,097
E&S Lines	60,350	282,507	342,857	21,749	321,108

Total	$1,194,305	2,576,935	3,771,240	585,855	3,185,385
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (90% of net reserves) and commercial auto property coverages (10% of net reserves).

How reserves are established
Each quarter, our actuaries prepare a comprehensive loss and loss expense reserve analysis. This analysis applies standard actuarial projection techniques to our own loss and loss expense experience, to produce updated ultimate loss and loss expense estimates. Our actuaries may also consider other non-standard approaches. The results of the reserve analysis results are then discussed with management to determine if any changes are required to the estimated ultimate loss and loss expense reserves. In addition to the actuarial loss and loss expense projections, management considers other information and factors, including internal impacts, such as changes to our underwriting and claims practices and external impacts, such as economic, legal, judicial, and social trends. Upon considering all of this information, management makes a decision about whether changes to the reserve estimates are appropriate.

The actuarial reserve analysis is the foundation of the quarterly reserve review process. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate loss and loss expense at each reporting date. Our IBNR reserve is the difference between the projected ultimate loss and loss expense incurred and the sum of: (i) case loss and loss expense reserves; and (ii) paid loss and loss expense. The actuarial techniques used in determining ultimate losses are part of a comprehensive reserving process that includes two primary components. The first component is a detailed quarterly reserve analysis performed by our internal actuarial staff. In completing this analysis, the actuaries must gather substantially similar data in sufficient volume to ensure statistical credibility of the data, while maintaining appropriate differentiation. This process defines the reserving segments, to which various actuarial projection methods are applied. When applying these methods, the actuaries are required to make numerous assumptions, such as the selection of loss and loss expense development factors and the weight to be applied to each individual projection method, among others. These methods include paid and incurred versions of the following methods: aggregate loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and frequency/severity modeling (via a development approach). The second component of the analysis is the projection of the expected ultimate loss and loss expense ratio for each line of business for the current accident year. This projection is part of our planning process wherein we review and update expected loss and loss expense ratios each quarter. This reserve review includes actual versus expected pricing changes, loss and loss expense trend assumptions, and updated prior period loss and loss expense ratios from the most recent quarterly reserve analysis. Actual claims counts and severities are also considered relative to initial expectations.

In addition to the quarterly reserve analysis, a range of possible IBNR reserves is estimated annually and continually considered, among other factors, in establishing IBNR for each reporting period. Loss and loss expense trends are also considered, which include, but are not limited to, claims frequencies and severities, individual large loss activity, asbestos and environmental claim activity, and other latent and continuous trigger claims activities. We also consider factors such as: (i) industry loss experience; (ii) legislative enactments, judicial decisions, legal developments, and changes in political attitudes; and (iii) trends in general economic conditions, including the effects of inflation. Based upon our quarterly reserve analysis, our annual reserve range, and other relevant factors and considerations, IBNR is established and the ultimate net liability for loss and loss expense is determined. Such an assessment requires considerable judgment given that it is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods. In addition to our internal review, statutory regulation requires us to have a Statement of Actuarial Opinion issued annually on our statutory reserve adequacy. We engage an external consulting actuary to issue this opinion based on their independent review.

Range of reasonable reserves
We have estimated a range of reasonably possible reserves for net loss and loss expense claims to be $3,003 million to $3,556 million at December 31, 2018, which compares to $2,899 million to $3,361 million at December 31, 2017. These ranges reflect low and high reasonable reserve estimates, which were selected primarily by considering the range of indications calculated using generally accepted actuarial techniques. Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Although these reflect ranges of reasonable estimates, it is possible that the final outcomes may fall above or below these amounts. The ranges do not include a provision for potential increases or decreases associated with asbestos, environmental, and certain other continuous exposure claims, as traditional actuarial techniques cannot be effectively applied to these exposures.

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

Changes in Reserve Estimates (Loss Development)
Each quarter a reserve review produces updated reserve estimates for the current and prior accident years, which in turn leads to changes in the recorded reserves, favorably, or unfavorably. In 2018, we experienced overall net favorable prior year loss development of $29.9 million, compared to $39.2 million in 2017, and $65.8 million in 2016. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2018	2017	2016
General liability	$(9.5)	(48.3)	(45.0)
Workers compensation	(83.0)	(52.3)	(56.0)
Commercial automobile	36.7	35.6	25.3
Businessowners' policies	(1.5)	1.9	1.8
Commercial property	7.5	8.7	0.3
Personal automobile	3.0	6.7	1.0
Homeowners	9.8	0.4	1.7
E&S casualty lines	12.0	10.0	6.0
E&S property lines	(4.8)	0.1	1.2
Other	(0.1)	(2.0)	(2.1)
Total	$(29.9)	(39.2)	(65.8)

A detailed discussion of recent reserve developments, by line of business, follows.

Standard Market General Liability Line of Business
At December 31, 2018, our general liability line of business had recorded reserves, net of reinsurance, of $1.2 billion, which represented 36% of our total net reserves. In 2018, this line experienced favorable development of $9.5 million, attributable to lower than expected loss expenses in accident years 2013 through 2017. The favorable loss expense emergence was partially offset by higher than expected loss emergence in accident years 2016 and 2017.

During 2017, this line experienced favorable development of $48.3 million, attributable to lower than expected frequencies and severities, mainly in accident years 2016 and prior.

By its nature, this line presents a diverse set of exposures, and can be influenced by a variety of factors. In recent years, the line has been favorably impacted by decreasing frequencies partially offset by modest severity trends. Potential increases in either economic or social inflation could impact the loss trends for this line of business. Sources of social inflation could include: (i) state legislation that could extend the statute of limitation for lawsuits alleging abuse and/or re-open the window for lawsuits that were previously beyond the statute of limitations; and (ii) increased awareness of abuse and molestation liability. Our actuarial department actively monitors these trends within our reserve review data, and holds frequent discussions with claims, to identify any potential shifts in these trends.

Standard Market Workers Compensation Line of Business
At December 31, 2018, our workers compensation line of business recorded reserves, net of reinsurance, of $924.8 million, which represented 28% of our total net reserves. During 2018, this line experienced favorable development of $83.0 million driven by accident years 2017 and prior. During 2017, this line experienced favorable development of $52.3 million driven by accident years 2016 and prior. During 2018, this line again showed lower loss emergence than expected, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions; and (iii) various significant claims initiatives that we have implemented. Because of the length of time that injured workers receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

While we believe the underwriting and claims operational changes are significant drivers of our improved loss experience, there is always risk associated with change. Most notably, changes in operations may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, nevertheless there is a greater risk of fluctuation in the estimated reserves.

In addition to the uncertainties associated with our actuarial assumptions and methodologies, the workers compensation line of business can be impacted by a variety of issues, such as the following:

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

Changes in utilization of the workers compensation system - These changes may be driven by economic, legislative, or other changes, such as increased use of pharmaceuticals and more complex medical procedures, among others. Also, lower levels of unemployment may cause the hiring of less skilled workers who may experience higher loss frequencies.

Audit premium and endorsement premium may also introduce uncertainty into our reserves, as earned premiums are used as a basis to set initial reserves. Over recent years, this activity has been fairly consistent. Audit and endorsement activity resulted in additional DPW of $12.1 million in 2018 and $18.2 million in 2017.

Standard Market Commercial Automobile Line of Business
At December 31, 2018, our commercial automobile line of business had recorded reserves, net of reinsurance, of $545 million, which represented 16% of our total net reserves. In 2018, this line experienced unfavorable development of $36.7 million, which was mainly driven by higher than expected severities in accident years 2015 through 2017.

In 2017, this line experienced unfavorable development of $35.6 million, which was mainly driven by: (i) higher than expected frequencies and severities in accident years 2015 and 2016; and (ii) higher than expected severities in accident years 2012 through 2014.

For both us and the industry, the commercial automobile line has experienced unfavorable trends in recent years. Increased frequencies are likely due to increased miles driven as a result of lower unemployment and lower gasoline prices, as well as an increase in distracted driving. We have seen rising severities on both bodily injury and property damage claims. On bodily injury claims, we have seen an increase in the average value of our paid loss settlements, which may be related to higher awards driven by aggressive attorney representation. Increasing property damage severities may be the result of the increasing complexity of vehicles and the technology they incorporate, which results in increased repair costs.

We are currently taking actions to improve the profitability of this line of business, including:

•
Taking meaningful rate and underwriting actions on our renewal portfolio. We will continue to leverage our predictive modeling and analytical capabilities to provide more granular insights as to where best to focus our actions.

•
Aggressively managing new business pricing and hazard mix, co-underwriting selected higher hazard classes by the field and home office, providing better recognition of risk drivers, and improved pricing.

•	Reducing premium leakage by improving the quality of our rating information. This includes validating application information using third-party data and obtaining more detailed driver information.

•	Implementing new tools to score drivers to underwrite more effectively and align rate with exposure.

We also are investing in technologies that help us enhance the overall customer experience and improve our retention rates and hit ratios over time, such as our "Selective® Drive" program that was introduced to our commercial automobile policyholders in the fourth quarter of 2018. This product assists with logistics management and improved safety by tracking and scoring individual drivers based on driving attributes, including phone usage while the vehicle is in motion.

Standard Market Personal Automobile Line of Business
At December 31, 2018, our personal automobile line of business had recorded reserves, net of reinsurance, of $101 million, which represented 3% of our total net reserves. In 2018, this line experienced unfavorable development of $3.0 million, mainly attributable to an increase in accident years 2016 and 2017. In 2017, this line experienced unfavorable development of $6.7 million, mainly attributable to an increase in accident years 2011 through 2016.

Some of the sames issues affecting the commercial automobile line are also affecting this line. Increased usage and vehicle repair costs, coupled with social trends such as distracted driving, are likely causes of increased frequencies and rising severities. We continue to recalibrate our predictive models, as well as refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Casualty Lines of Business
At December 31, 2018, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $350 million, which represented 10% of our total net reserves. In 2018, this line experienced unfavorable development of $12.0 million, mostly associated with accident years 2015 and 2016. In 2017, this line experienced unfavorable development of $10.0 million, mostly associated with accident years 2014 and 2015. While we continue to build historical loss experience in this segment, our experience base is still significantly shorter than we have in our Standard Commercial and Personal Lines segments. Therefore, our reserve estimates for this line are subject to somewhat greater uncertainty than the comparable Standard Commercial and Personal Line segments. In addition, by its nature, the composition of this book tends to undergo greater changes over time, which may impact development patterns.

Our E&S results have improved over recent years. In support of these improved results, we have taken the following actions related to E&S casualty claims:

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

We believe that the actions above are leading to earlier identification of severe claims, as well as earlier claims resolutions with improved outcomes. However, changes in claims operations can result in changes to claims reserving and settlement patterns. Once claims initiatives are implemented, it takes time for patterns to stabilize, and in the near term, these operational changes increase the uncertainty in reserve estimates.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Like all areas of our organization, our Claims Department is continually identifying areas for improvement and efficiency, increasing their value proposition to both our insureds and our organization. These improvements may lead to changes in claims practices that affect average case reserve levels and/or claims settlement rates, which directly impact the data used to project ultimate loss and loss expense. While these changes increase the uncertainty in our estimates in the short-term, we expect the longer-term benefit will be a more refined management of the claims process.

Some of the specific claims actions implemented over the past several years, in addition to those regarding E&S, as discussed above, are as follows:

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

•	Continued efforts in the areas of fraud investigation and salvage/subrogation recoveries. These efforts have been supported by predictive models that allow us to better focus our efforts.

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

•	The selection of loss and loss expense development factors;

•	The weight to be applied to each individual actuarial projection method;

•	Projected future loss trends; and

•	Expected claim frequencies, severities, and ultimate loss and loss expense ratios for the current accident year.

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

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmental, they are based on the reserve range analysis, as well as the actual historical reserve development for the line of business. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	7%	$(85)	$85
Workers compensation	10	(65)	65
Commercial automobile liability	12	(55)	55
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(40)	40

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(60)	$60
Workers compensation	10		(35)	35
Commercial automobile liability	10		(35)	35
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(20)	20

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

The total carried net loss and loss expense reserves for these claims were $22.8 million as of December 31, 2018 and $21.2 million as of December 31, 2017. The emergence of these claims occurs over an extended period and is highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously closed sites and return them to the NPL. We currently have reserves for six customers related to three sites on the NPL.

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

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2018, asbestos claims constituted 27% of our $22.8 million net asbestos and environmental reserves, compared to 30% of our $21.2 million net asbestos and environmental reserves at December 31, 2017.

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

Other Latent Exposures
In addition to asbestos and environmental reserves, we also have exposure to other latent, or continuous trigger, exposures in our ongoing portfolio. Examples include construction defect claims and abuse and molestation coverage. We manage our exposure to these liabilities through our underwriting and claims practices. Similar to asbestos and environmental claims, these claims are handled by a dedicated claims unit. Nevertheless, these claims bring greater uncertainty to our estimates, and are particularly susceptible to changes in our legal, social, and judicial environments.

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
The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations. Conversely, a lower discount rate increases the present value of benefit obligations. Our discount rate increased 68 basis points, to 4.46%, as of December 31, 2018, compared to 3.78% as of December 31, 2017. For additional information regarding our discount rate selection, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A higher expected rate of return on pension plan assets would decrease pension expense. Our long-term expected return on plan assets increased 14 basis points, to 6.50%, as of December 31, 2018 compared to 6.36% as of December 31, 2017, reflecting a higher expected allocation to risk-seeking assets in the portfolio and a change to our investment funds.

At December 31, 2018, our pension and post-retirement benefit plan obligation was $350.0 million compared to $381.0 million at December 31, 2017. Plan assets were $331.7 million and $363.7 million at December 31, 2018 and December 31, 2017, respectively. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Investment Valuation and OTTI
Investment Valuation
The fair value of our investment portfolio is defined under accounting guidance as the exit price or the amount that would be: (i) received to sell an asset; or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must, when available, rely upon observable market data. The majority of securities in our equity portfolio have readily determinable fair values and, as such, are carried at fair value with changes in unrealized gains or losses being recognized through income. Additionally, our available-for-sale ("AFS") fixed income securities portfolio is carried at fair value and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For both our AFS and held-to-maturity ("HTM") fixed income securities portfolios, fair value is a key factor in the evaluation of a security for OTTI.

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

OTTI
Our investment portfolio is subject to market declines below amortized cost that may be other than temporary and therefore may result in the recognition of OTTI losses. Factors considered in the determination of whether or not a decline is other than temporary require significant judgment and include, but are not limited to, the financial condition of the issuer, the expected near-term and long-term prospects of the issuer, and our evaluation of the projected cash flow stream from the security. We also consider whether or not we have the intent to sell securities that are in an unrealized loss position. For additional information regarding our OTTI process and OTTI charges recorded, see item (d) of Note 2. "Summary of Significant

Accounting Policies" and item (j) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. This allowance totaled $4.5 million at December 31, 2018 and $4.6 million at December 31, 2017. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2018, 2017, and 2016[1]
			2018 vs. 2017			2017 vs. 2016
($ in thousands, except per share amounts)	2018	2017			2016
Revenues	$2,586,080	2,469,984	5%		$2,284,270	8%
After-tax net investment income	160,481	118,520	35		98,405	20
After-tax underwriting income	95,727	100,318	(5)		98,756	2
Net income before federal income tax	211,721	261,968	(19)		219,955	19
Net income	178,939	168,826	6		158,495	7
Diluted net income per share	$3.00	2.84	6		$2.70	5
Diluted weighted-average outstanding shares	59,713	59,357	1		58,747	1
Combined ratio	95.0%	93.3	1.7	pts	92.9%	0.4	pts
Invested assets per dollar of stockholders' equity	$3.33	3.32	—%		$3.50	(5)%
After-tax yield on investments	2.8%	2.1	0.7	pts	1.9%	0.2	pts
Return on equity ("ROE")	10.2	10.4	(0.2)		10.8	(0.4)

Non-GAAP operating income[2]	$218,567	184,898	18%		$161,704	14%
Diluted non-GAAP operating income per share[2]	3.66	3.11	18		2.75	13
Non-GAAP operating ROE[2]	12.5%	11.4	1.1	pts	11.0%	0.4	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income is used as an important financial measure by us, analysts, and investors, because the realization of net investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, these net realized investment gains and losses, as well as OTTI that are charged to earnings, unrealized gains and losses on equity securities, and the deferred tax asset charge that was recognized in 2017 in relation to Tax Reform, could distort the analysis of trends.

For the year, our combined ratio was 95.0% and our non-GAAP operating ROE of 12.5% exceeded our financial target of 12% for 2018. Industry-wide commercial property results have been volatile and commercial auto has been a consistently poor performer, which when coupled with ongoing pricing pressures within the workers compensation line, have led to an expected 2018 combined ratio of 99.4% for the U.S. property and casualty insurance industry, or an ROE of 7.2%, as reported by Conning, Inc. in their fourth quarter 2018 Property-Casualty Forecast and Analysis Report.

Reconciliations of net income, net income per diluted share, and ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income
($ in thousands)	2018	2017	2016
Net income	$178,939	168,826	158,495
Net realized and unrealized losses (gains), before tax	54,923	(6,359)	4,937
Tax on net realized and unrealized losses (gains)	(15,295)	2,226	(1,728)
Net realized and unrealized losses (gains)	39,628	(4,133)	3,209
Tax Reform impact	—	20,205	—
Non-GAAP operating income	$218,567	184,898	161,704

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	2018	2017	2016
Net income per diluted share	$3.00	2.84	2.70
Net realized and unrealized losses (gains), before tax	0.92	(0.11)	0.08
Tax on net realized and unrealized losses (gains)	(0.26)	0.04	(0.03)
Net realized and unrealized losses (gains)	0.66	(0.07)	0.05
Tax Reform impact	—	0.34	—
Non-GAAP operating income per diluted share	$3.66	3.11	2.75

Reconciliation of ROE to non-GAAP operating ROE	2018	2017	2016
ROE	10.2%	10.4	10.8
Net realized and unrealized losses (gains), before tax	3.1	(0.4)	0.3
Tax on net realized and unrealized losses (gains)	(0.8)	0.2	(0.1)
Net realized and unrealized losses (gains)	2.3	(0.2)	0.2
Tax Reform impact	—	1.2	—
Non-GAAP operating ROE	12.5%	11.4	11.0

The components of our ROE are as follows:

ROE Components	2018	2017	Change Points	2016	Change Points
Standard Commercial Lines Segment	4.9%	6.1	(1.2)	6.4	(0.3)
Standard Personal Lines Segment	0.6	0.4	0.2	0.6	(0.2)
E&S Lines Segment	—	(0.3)	0.3	(0.3)	—
Total insurance operations	5.5	6.2	(0.7)	6.7	(0.5)

Investment income	9.2	7.3	1.9	6.7	0.6
Net realized and unrealized (losses) gains	(2.3)	0.2	(2.5)	(0.2)	0.4
Total investments segment	6.9	7.5	(0.6)	6.5	1.0

Tax Reform impact	—	(1.2)	1.2	—	(1.2)
Other	(2.2)	(2.1)	(0.1)	(2.4)	0.3

ROE	10.2%	10.4	(0.2)	10.8	(0.4)

2018 marks the fifth consecutive year that we reported double-digit non-GAAP operating ROEs, placing us among a select group of insurance companies that have achieved this level of performance. This is a particularly impressive track record in the context of: (i) meaningful catastrophe losses over the past two-year period; (ii) a highly competitive commercial lines pricing environment; and (iii) a continued low level of interest rates that negatively impacts net investment income from fixed income security portfolios.

Insurance Operations

Our insurance operations' ROE decreased 0.7 points, to 5.5%, in 2018 and 0.5 points, to 6.2%, in 2017 compared to the same prior year periods, reflecting increases in our combined ratio of 1.7 points and 0.4 points, respectively. These increases were principally driven by higher levels of both catastrophe and non-catastrophe property losses, lower levels of favorable prior year casualty reserve development, and a higher than expected booked accident year casualty loss and loss expense ratio for 2018, that were partially offset by improvements in our expense ratio.

The following table provides quantitative information for analyzing the combined ratio:

All Lines			2018 vs. 2017			2017 vs. 2016
($ in thousands)	2018	2017			2016
Insurance Operations Results:
Net premiums written ("NPW")	$2,514,286	2,370,641	6%		$2,237,288	6%
Net premiums earned ("NPE")	2,436,229	2,291,027	6		2,149,572	7
Less:
Loss and loss expense incurred	1,498,134	1,345,074	11		1,234,797	9
Net underwriting expenses incurred	808,939	786,983	3		759,194	4
Dividends to policyholders	7,983	4,634	72		3,648	27
Underwriting income	$121,173	154,336	(21)%		$151,933	2%
Combined Ratios:
Loss and loss expense ratio	61.5%	58.7	2.8	pts	57.4%	1.3	pts
Underwriting expense ratio	33.2	34.4	(1.2)		35.3	(0.9)
Dividends to policyholders ratio	0.3	0.2	0.1		0.2	—
Combined ratio	95.0	93.3	1.7		92.9	0.4

Our 2018 results continue to reflect our efforts to: (i) achieve meaningful overall renewal pure price increases at levels that are at or exceed expected claim cost inflation; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. Our NPW growth of 6% in 2018 and 2017 compared to the same prior year periods, was aided by the net appointment of about 110 retail agents in both 2018 and 2017, excluding agency consolidations. Included in these net appointments were 52 agents appointed in our new states of Arizona, New Hampshire, Colorado, New Mexico, and Utah, which contributed $25.7 million to our new business in 2018.

Loss and Loss Expenses
The loss and loss expense ratio increased 2.8 points in 2018 and 1.3 points in 2017 compared to the same prior year periods, driven by the following:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Change in Ratio
2018	$361.5	14.8	pts	$88.0	3.6	pts	18.4	2.2
2017	303.7	13.3		67.3	2.9		16.2	0.4
2016	279.2	13.0		59.7	2.8		15.8	(0.5)

($ in millions)	Favorable Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Change in Ratio
2018	(41.5)	(1.7)	pts	0.4
2017	(48.6)	(2.1)		1.1
2016	(69.0)	(3.2)		0.2

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2018		2017	2016
General liability	$(9.5)		(48.3)	(45.0)
Commercial automobile	37.5		36.0	25.0
Workers compensation	(83.0)		(52.3)	(56.0)
Businessowners' policies	(3.0)		—	0.5
Other	—		(2.0)	(2.0)
Total Standard Commercial Lines	(58.0)		(66.6)	(77.5)

Homeowners	1.5		1.0	1.5
Personal automobile	3.0		7.0	1.0
Total Standard Personal Lines	4.5		8.0	2.5

E&S	12.0		10.0	6.0

Total (favorable) prior year casualty reserve development	$(41.5)		(48.6)	(69.0)

(Favorable) impact on loss ratio	(1.7)	pts	(2.1)	(3.2)

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

Workers Compensation
We continue to execute on various claims process enhancements and underwriting initiatives to improve our profitability on this line. During 2018, we experienced renewal pure price decreases of 0.2% in a market place that is demonstrating significant pricing pressure. Our workers compensation book of business, which represents approximately 16% of our Standard Commercial Lines business, continues to benefit from: (i) claims initiatives, such as reducing workers compensation medical costs through more favorable Preferred Provider Organization ("PPO") contracts and greater PPO penetration; and (ii) better outcomes driven by our workers compensation strategic case management unit, which handles claims with high exposure and/or significant escalation risk. In addition, this line has benefited in recent years from lower than anticipated medical inflation that has led to lower severity trends. Favorable prior year casualty reserve development in 2018 amounted to $83.0 million for the year, reflecting lower than expected severities in accident years 2017 and prior. For a full discussion of the claims initiatives we have deployed, refer to the “Reserves for Loss and Loss Expense” section within Critical Accounting Policies and Estimates in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Commercial Automobile
Our commercial automobile line of business has been unprofitable for the past three years and remains a significant area of focus for us. Loss severities and frequencies have remained elevated, resulting in upward adjustments for the prior and current accident year casualty reserves. We have been taking a number of steps to address profitability in this line, including renewal pure price increases that averaged 7.3% in 2018, 6.7% in 2017, and 4.9% in 2016. We also continue to take a more conservative underwriting and pricing stance on higher hazard classes, resulting in a shift of business mix towards lower and medium hazard accounts. Longer-term, we also expect the introduction of Selective® Drive to improve the performance of accounts in that program. Our commercial automobile combined ratio was 115.7% for 2018, compared to the full-year expectation of 112% reported by Conning, Inc. On-going industry-wide profitability issues should drive pricing higher for this line of business in 2019.

E&S
Our E&S segment continues to perform below our target level and remains an area of focus for us as we continued to experience unfavorable development on the 2015 and 2016 accident years. We have been taking active steps over the past two years to address profitability in this segment, including implementing meaningful targeted price increases, exiting challenged business segments, and improving claims handling processes. We have begun to see improvement in profitability from these actions and plan to maintain our focus on this front as we have started to see a return to reasonable growth rates. Renewal pure price increases in E&S averaged 4.7% in 2018, with substantially higher price increases in targeted classes. While the relatively small size of the book could lead to some volatility, improved underwriting, pricing and claim outcomes have us on track to achieve our risk-adjusted profitability target for this segment by the end of 2019.

For additional qualitative discussions regarding reserve development, please refer to the insurance segment sections below in
"Results of Operations and Related Information by Segment."

Underwriting Expenses
The increase in the loss and loss expense ratio in 2018 was partially offset by improvement in the underwriting expense ratio of of 1.2 points in 2018. The improvement was primarily driven by:

•
A 0.5-point decrease in employee-related expenses, reflecting reduced labor expenses associated with productivity gains from the growth of our business, coupled with lower pension and medical benefit costs; and

•	A 0.3-point decrease in profit-based compensation to our distribution partners, driven by the higher combined ratio, resulting in a reduced level of underwriting income.

The improvement in the underwriting expense ratio of 0.9 points in 2017 compared to 2016 was primarily due to:

•	A 0.7-point decrease in employee-related expenses, including 0.4 points from labor expenses and 0.3 points from pension expenses; and

•	A 0.5-point decrease in commissions to our distribution partners in 2017 due to lower supplemental commission expense, as well as lower base commissions that were driven by targeted actions we took in late 2016 on our homeowners book of business.

Investments Segment
Net investment income, after tax, contributed 9.2 percentage points to ROE in 2018 compared to 7.3 points in 2017 and 6.7 points in 2016.

The improvements in both periods were driven by: (i) a higher overall level of interest rates in 2018; (ii) active portfolio management; (iii) excellent operating cash flow that was 18% of NPW; (iv) improved alternative investment returns; and (v) in 2018 a lower Federal income tax rate. Our alternative investments generated $14 million in after-tax income in 2018, compared to $8 million in 2017. In addition, after-tax investment income benefited from higher reinvestment yields in 2018, including a 111 basis point increase in the 90-day London Interbank Offered Rate ("LIBOR"), which affected our floating rate securities that represented approximately 16% of our fixed income securities portfolio at year-end. The after-tax earned income yield on the portfolio averaged 2.8% during 2018, compared to 2.1% during 2017. After-tax new money yields averaged 2.9% in 2018, and the weighted average after-tax book yield on the fixed income securities portfolio was 3.0% at December 31, 2018. Invested assets per dollar of stockholders' equity was 3.33 at year-end, which was basically flat compared to 2017.

Net realized and unrealized gains and losses can fluctuate when comparing ROE contributions year over year as they contain realized gains and losses on disposals that are discretionary as to timing, as well as OTTI charges. Additionally, due to a change in accounting literature that became effective on January 1, 2018, fluctuations in the market value of our equity portfolio are included in this line item. In 2018, this change in literature resulted in after-tax market valuation fluctuations of $29.4 million, or a 1.7-point decrease to ROE. Additionally, in 2018, we had higher trading volume driven by opportunistic sales, with net losses primarily in our fixed income securities portfolio as we reacted to volatility in the marketplace to increase our risk-adjusted yield.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 2.2 points in 2018, compared to 2.1 points in 2017 and 2.4 points in 2016. The lower corporate tax rate that was introduced with Tax Reform at the end of 2017 masked some of the improvement in the underlying pre-tax corporate expenses of $10.8 million. The decrease in the underlying corporate expenses were attributable to the following savings related to our long-term share based compensation program: (i) increases in our stock price that were of less magnitude than prior year increases; and (ii) structural changes we made to our long-term incentive program in early 2017.

Outlook
We ended 2018 with record levels of capital and liquidity, and we feel extremely positive about our financial position. For 2019, we have established a non-GAAP operating ROE target of 12%, which is an appropriate return for our shareholders based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

Looking into 2019, there remain a number of areas that require our continued focus to maintain our financial position:

•	Achieving written renewal pure price increases that match or exceed estimated loss inflation trends.

•
Delivering on our strategy for continued disciplined growth, which will be driven by the addition of new agents, greater share of wallet in our agents’ offices, and geographic expansion. Our longer-term Standard Commercial Lines target is to attain a 3% market share in the states in which we operate, by appointing partner relationships approximating 25% of their markets and seeking an average share of wallet of 12% across the relationships. This goal represents an additional premium opportunity in excess of $2.3 billion in our pre-expansion state footprint.

•
Continuing to enhance our customer experience strategy including value-added technologies and services such as our “Selective® Drive” program, which was introduced to our commercial automobile policyholders in the fourth quarter of 2018. This product assists with logistics management and improved safety by tracking and scoring individual drivers based on certain driving attributes, including phone usage while the vehicle is in motion.

•	Improving profitability in our commercial automobile line of business, personal automobile line of business and E&S Lines.

•	Actively managing the investment portfolio to enhance after-tax yields while managing credit, duration, and liquidity risk.

Overall, we remain extremely pleased with our financial and strategic position heading into 2019. We will maintain a steadfast focus on underwriting discipline as we execute on our various strategies to generate profitable growth. The investments we are making today in our franchise distribution model, sophisticated underwriting tools and technology, and overall customer experience in an omni-channel environment, will position us as a leader in the coming years.

Turning to 2019 expectations, Conning, Inc. is currently forecasting a property and casualty industry combined ratio of 97.8%, including 4 points of catastrophe losses, with a return on equity of 7.6%.

Our guidance for 2019 is based on our current view of the marketplace, and incorporates the following:

•	A GAAP combined ratio, excluding catastrophe losses, of 92.0%. This assumes no prior-year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $175 million, which includes $8 million after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 19%, which also includes an effective tax rate of 18% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds, and a tax rate of 21% for all other items; and

•	Weighted average shares outstanding of 60 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

			2018 vs. 2017			2017 vs. 2016
($ in thousands)	2018	2017			2016
Insurance Segments Results:
NPW	$1,975,683	1,858,735	6%		$1,745,782	6%
NPE	1,912,222	1,788,499	7		1,665,483	7
Less:
Loss and loss expense incurred	1,141,038	1,008,150	13		913,506	10
Net underwriting expenses incurred	654,097	626,201	4		601,894	4
Dividends to policyholders	7,983	4,634	72		3,648	27
Underwriting income	$109,104	149,514	(27)%		$146,435	2%
Combined Ratios:
Loss and loss expense ratio	59.7%	56.3	3.4	pts	54.8%	1.5	pts
Underwriting expense ratio	34.2	35.0	(0.8)		36.2	(1.2)
Dividends to policyholders ratio	0.4	0.3	0.1		0.2	0.1
Combined ratio	94.3	91.6	2.7		91.2	0.4

For the past three years, growth in this segment of our business has reflected: (i) renewal pure price increases; (ii) new business growth; and (iii) stable retention. Quantitative information on these drivers is as follows:

	For the Year Ended December 31,
($ in millions)	2018	2017	2016
Retention	83%	83	83
Renewal pure price increases on NPW	3.5	2.9	2.6
Direct new business	$381.2	368.2	357.6

Increases in the loss and loss expense ratio over the three-year period were driven by: (i) higher weather and non-weather related property losses; and (ii) lower favorable prior year casualty reserve development, as displayed in the tables below. In addition, current year loss costs increased by 0.9 points in 2018 and 0.6 points in 2017, compared to the same prior year periods. For quantitative information on the prior year development by line of business, see "Financial Highlights of Results for Years Ended December 2018, 2017, and 2016" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2018	$245.5	12.8	pts	$64.3	3.4	pts	16.2	2.5
2017	204.9	11.5		40.0	2.2		13.7	0.6
2016	182.4	11.0		35.0	2.1		13.1	0.8

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$(58.0)	(3.0)	pts	0.7
2017	(66.6)	(3.7)		1.0
2016	(77.5)	(4.7)		0.6

Our underwriting expense ratio decreased by 0.8 points in 2018 and 1.2 points in 2017 compared to the respective prior year periods. These expense improvements were primarily driven by the following:

•	Decreases in employee-related expenses of 0.4 points in 2018 and 0.7 points in 2017, mainly attributable to lower pension, medical benefit, and labor costs;

•	Decreases in profit-based compensation to our distribution partners of 0.2 points in 2018 and 0.3 points in 2017.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2018	2017	2018 vs. 2017		2016	2017 vs. 2016
NPW	$639,720	594,816	8%		$553,579	7%
Direct new business	112,683	110,069	2		105,961	4
Retention	83%	83	—	pts	83%	—	pts
Renewal pure price increases	2.6	2.6	—		1.8	0.8
NPE	$616,187	569,217	8%		$527,859	8%
Underwriting income	70,268	98,229	(28)		79,120	24
Combined ratio	88.6	82.7	5.9		85.0	(2.3)
% of total standard commercial NPW	32	32			32
Growth in 2018 and 2017 premium was primarily due to direct new business as outlined in the table above, coupled with strong retention and renewal pure price increases.

The combined ratio increased in 2018 by 5.9 points, driven by lower favorable prior year casualty reserve development compared to 2017, which increased the combined ratio by 7.0 points. This was partially offset by a lower underwriting expense ratio of 1.0 point, primarily attributable to the aforementioned items discussed in the overall Commercial Lines segment above.

The combined ratio decreased in 2017 compared to 2016 by 2.3 points driven by: (i) a decrease in supplemental commission to our distribution partners of 0.4 points; (ii) a decrease in pension expense of 0.3 points; and (iii) a decrease in current year loss costs of approximately 0.4 points.

The favorable prior year casualty reserve development for each year is outlined in the table below.

($ in millions)	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$(9.5)	(1.5)	pts	7.0
2017	(48.3)	(8.5)		—
2016	(45.0)	(8.5)		2.1

The impact of the favorable prior year casualty reserve development on this line was as follows:

•
2018: 1.5 points attributable to lower than expected loss adjustment expenses in accident years 2013 through 2017, partially offset by higher than expected loss emergence in accident years 2016 and 2017.

•	2017: 8.5 points attributable to decreases in accident years 2016 and prior, driven by lower than expected frequencies and severities.

•	2016: 8.5 points attributable to accident years 2008 through 2013 and 2015. This was primarily driven by lower than anticipated claims severities.

Commercial Automobile
			2018 vs. 2017		2017 vs. 2016
($ in thousands)	2018	2017		2016
NPW	$518,942	465,621	11%	$422,013	10%
Direct new business	94,442	78,869	20	77,255	2
Retention	83%	84	(1) pts	84%	—	pts
Renewal pure price increases	7.3	6.7	0.6	4.9	1.8
NPE	$493,093	442,818	11%	$398,942	11%
Underwriting loss	(77,403)	(65,267)	(19)	(43,163)	(51)
Combined ratio	115.7	114.7	1.0	110.8	3.9
% of total standard commercial NPW	26	25		24

For the past three years, growth in this line of business has reflected renewal pure price increases, new business growth, and strong retention.

The increases in the combined ratio of 1.0 points in 2018 compared to 2017, and 3.9 points in 2017 compared to 2016, were primarily driven by the items in the tables below, as well as increases in current year loss costs of 3.0 points in 2018 and 4.4 points in 2017 compared to the prior years. These items were partially offset by mix improvement of the underlying coverages within this line that reduced our loss estimates by 1.1 points in 2018 and 0.9 points in 2017, coupled with decreases in the underwriting expense ratio of 0.8 points in 2018 and 1.3 points in 2017, the drivers of which are consistent with those discussed in overall Standard Commercial Lines above.

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable/(Favorable) Year-Over-Year Change
2018	$84.3	17.1	pts	$2.9	0.6	pts	17.7	1.2
2017	71.3	16.1		1.8	0.4		16.5	0.1
2016	64.4	16.1		1.3	0.3		16.4	1.0

($ in millions)	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$37.5	7.6	pts	(0.5)
2017	36.0	8.1		1.8
2016	25.0	6.3		5.5

Prior year casualty reserve development was as follows:

•	2018: Unfavorable development of 7.6 points, which was driven primarily by higher than expected severities in accident years 2015 through 2017.

•
2017: Unfavorable development of 8.1 points, which was driven primarily by: (i) higher than expected frequencies and severities in accident years 2015 and 2016; and (ii) higher than expected severities in accident years 2012 through 2014.

•
2016: Unfavorable development of 6.3 points, which was driven primarily by bodily injury liability for accident years 2014 and 2015. The unfavorable development in accident year 2014 was driven by higher than expected severity, whereas accident year 2015 was driven by higher than expected frequency and severity.

Workers Compensation
			2018 vs. 2017			2017 vs. 2016
($ in thousands)	2018	2017			2016
NPW	$316,647	323,263	(2)%		$319,807	1%
Direct new business	60,089	66,616	(10)		67,102	(1)
Retention	84%	84	—	pts	84%	—	pts
Renewal pure price (decreases) increases	(0.2)	—	(0.2)		1.2	(1.2)
NPE	$317,616	317,982	—%		$308,233	3%
Underwriting income	94,395	61,693	53		56,118	10
Combined ratio	70.3	80.6	(10.3)		81.8	(1.2)
% of total standard commercial NPW	16	17			18

The 10.3 point improvement in the combined ratio in 2018 compared to 2017 was primarily attributable to higher favorable prior year development of 9.7 points. This favorable development was due to continued favorable medical severity trends impacting accident years 2017 and prior. Because of the length of time that injured workers receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years. In addition, the underwriting expense ratio improved by 0.7 points, consistent with the improvement in overall Standard Commercial Lines discussed above.

The 2017 combined ratio decrease compared to 2016 was attributable to the loss and loss expense ratio, which decreased 0.9 points in 2017, driven by lower current year loss costs, partially offset by lower favorable prior year development. Additionally, the expense ratio improved by 1.2 points, consistent with the improvement in overall Standard Commercial Lines discussed above.

The favorable prior year casualty reserve development for each year is outlined in the table below.

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$(83.0)	(26.1)	pts	(9.7)
2017	(52.3)	(16.4)		1.8
2016	(56.0)	(18.2)		(5.4)

In 2018, favorable development resulted from an improvement in medical severity trends from accident years 2017 and prior.

Commercial Property
			2018 vs. 2017			2017 vs. 2016
($ in thousands)	2018	2017			2016
NPW	$342,027	322,343	6%		$308,140	5%
Direct new business	76,391	73,951	3		74,901	(1)
Retention	82%	82	—	pts	82%	—	pts
Renewal pure price increases	3.1	1.7	1.4		2.4	(0.7)
NPE	$329,660	311,932	6%		$293,438	6%
Underwriting (loss) income	(3,211)	31,976	(110)		42,270	(24)
Combined ratio	101.0	89.7	11.3		85.6	4.1
% of total standard commercial NPW	17	17			18

The combined ratio increases in the table above were driven by property losses as shown below. The increased non-catastrophe property losses in 2018 were principally related to the January deep freeze in our footprint states coupled with the relatively large number of fire losses during the year and continued increases in non-catastrophe loss severities. Higher catastrophe losses in 2018 include the impact of two hurricanes, Hurricane Florence and Hurricane Michael, and severe winter storms including Grayson and Riley that impacted our footprint states.

Quantitative information regarding property losses is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses				Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Losses Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio
2018	$136.7	41.5	pts	$51.7	15.7	pts	57.2	11.1
2017	109.5	35.1		34.2	11.0		46.1	5.3
2016	95.9	32.7		23.7	8.1		40.8	2.1

Standard Personal Lines Segment

			2018 vs. 2017			2017 vs. 2016
($ in thousands)	2018	2017			2016
Insurance Segments Results:
NPW	$309,277	296,775	4%		$281,822	5%
NPE	304,441	289,701	5		280,607	3
Less:
Loss and loss expense incurred	206,752	189,294	9		177,749	6
Net underwriting expenses incurred	84,925	89,303	(5)		90,439	(1)
Underwriting income	$12,764	11,104	15%		$12,419	(11)%
Combined Ratios:
Loss and loss expense ratio	67.9%	65.4	2.5	pts	63.3%	2.1	pts
Underwriting expense ratio	27.9	30.8	(2.9)		32.3	(1.5)
Combined ratio	95.8	96.2	(0.4)		95.6	0.6

The increases in NPW reflected in the table above were driven by the following:

($ in millions)	2018	2017	2016
Retention	84%	84	82
Renewal pure price increases on NPW	3.8	3.0	4.8
Direct new business premiums	$51.5	50.9	39.7

The loss and loss expense ratio increased 2.5 points in 2018 compared to 2017, and 2.1 points in 2017 compared to 2016, the primary drives of which were as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable/(Favorable) Year-Over-Year Change
2018	$91.5	30.1	pts	$17.5	5.7	pts	35.8	3.9
2017	76.2	26.3		16.1	5.6		31.9	—
2016	71.2	25.4		18.2	6.5		31.9	(5.9)

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$4.5	1.5	pts	(1.3)
2017	8.0	2.8		1.9
2016	2.5	0.9		1.6

The prior year development in all three years primarily related to our personal automobile book of business.

The underwriting expense ratio decreased 2.9 points in 2018 compared to 2017, reflecting: (i) a reduction in costs of 1.1 points associated with the internally developed software platform used in this segment of our business, which was fully amortized in the fourth quarter of 2017; (ii) a reduction in employee-related expenses of 0.9 points; (iii) a reduction in profit-based commission of 0.3 points; and (iv) a reduction in the cost of insurance scoring and motor vehicle reports used in the underwriting process of 0.3 points.

The underwriting expense ratio decreased 1.5 points in 2017 compared to 2016 reflecting: (i) targeted actions taken on our homeowners book of business that drove a 0.7 point decrease in direct commissions for this segment; (ii) a decrease in supplemental commissions to our distribution partners of 0.2 points; and (iii) a reduction in pension expense of 0.3 points.

E&S Lines Segment

($ in thousands)	2018	2017	2018 vs. 2017		2016	2017 vs. 2016
Insurance Segments Results:
NPW	$229,326	215,131	7%		$209,684	3%
NPE	219,566	212,827	3		203,482	5
Less:
Loss and loss expense incurred	150,344	147,630	2		143,542	3
Net underwriting expenses incurred	69,917	71,479	(2)		66,861	7
Underwriting loss	$(695)	(6,282)	89%		$(6,921)	9%
Combined Ratios:
Loss and loss expense ratio	68.5%	69.4	(0.9)	pts	70.5%	(1.1)	pts
Underwriting expense ratio	31.8	33.6	(1.8)		32.9	0.7
Combined ratio	100.3	103.0	(2.7)		103.4	(0.4)

While this segment experienced increased growth in 2018, we continue to address profitability through targeted price increases, business mix shifts, and improved underwriting standards and claims handling processes. We have sacrificed growth during 2017 and the first half of 2018 as we addressed underwriting profitability and exited some unprofitable classes. We have begun to see improvement in profitability from these actions and plan to maintain our focus on this front as we have started to see a return to reasonable growth rates. Renewal pure price increases in E&S averaged 4.7% in 2018, with substantially higher price increases in targeted classes. While the relatively small size of the book could lead to some volatility, improved underwriting, pricing and claim outcomes have us on track to achieve our risk-adjusted profitability target for this segment by the end of 2019.

Quantitative information is as follows:

($ in millions)	2018	2017	2016
Overall renewal price increases[1]	4.7%	5.0	6.1
Direct new business premiums	$98.0	90.5	100.0
1The E&S casualty renewal price increases were 5.0%, 7.5%, and 9.1% in 2018, 2017, and 2016, respectively.

The loss and loss expense ratio improvement in 2018 compared to 2017 is primarily attributable to a decrease in catastrophe losses partially offset by increases in unfavorable prior year casualty reserve development and non-catastrophe property losses.

The loss and loss expense ratio improvement in 2017 compared to 2016 is primarily attributable to a decrease in current year loss costs reflecting our underwriting and claims improvement initiatives, including generating earned rate that is sufficient to outpace loss costs.

Quantitative information pertaining to our property losses and prior year development are as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Losses Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2018	$24.5	11.2	pts	$6.2	2.8	pts	14.0	(1.9)
2017	22.6	10.6		11.2	5.3		15.9	0.1
2016	25.6	12.6		6.5	3.2		15.8	0.2

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2018	$12.0	5.5	pts	0.8
2017	10.0	4.7		1.8
2016	6.0	2.9		(6.4)

Unfavorable prior year casualty reserve development for 2018 was driven by frequencies and severities in accident years 2015 and 2016. Unfavorable prior year casualty reserve development for 2017 was driven by increases in claims severities in accident years 2014 and 2015.

The underwriting expense ratio improvement in 2018 compared to 2017 was primarily due to: (i) a decrease in labor-related expenses of 1.0 points; and (ii) a decrease in profit-based compensation to our distribution partners of 0.7 points. The increase in the underwriting expense ratio in 2017 compared to 2016 was primarily due to a 0.8-point increase in the allocation of corporate services to this segment in 2017.

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

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2018:

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

•	Flood Reinsurance - as a servicing carrier in the WYO, we receive a fee for writing flood business, for which the related premiums and losses are 100% ceded to the federal government.

In addition to the above categories, as part of the acquisition of MUSIC in December 2011, we entered into several reinsurance agreements with Montpelier Re Insurance Ltd., which subsequently merged into Endurance Specialty Insurance Ltd in December 2015. Together, these agreements provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are collateralized.

Property Reinsurance
The property catastrophe treaty, which covers both our standard market and E&S business, was renewed effective January 2019. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside of our original 22-state footprint, in support of our growing E&S property book and geographic expansion into Arizona, New Hampshire, Colorado, Utah, and New Mexico. Both treaties were renewed with substantially the same terms as the expiring treaty. Overall catastrophe ceded premium for 2019 increased modestly primarily due to increases in reinsurer participation. On a risk-adjusted basis, however, the expiring layers saw a reduction in rate.

As our need for catastrophe reinsurance increases, we seek ways to minimize credit risk inherent in a reinsurance transaction by dealing with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high severity, low-probability events. The current reinsurance program includes $242 million in collateralized limit, primarily in the top layer of the catastrophe program.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

($ in millions)	Actual Gross Loss	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	125.5 [1]	45.6	2012
Hurricane Irene	44.9	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
Hurricane Florence	16.7	16.7	2018
 1This amount represents reported and unreported gross losses estimated as of December 31, 2018.
 2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We use the results of the Risk Management Solutions and AIR Worldwide models in our review of exposure to hurricane risk. Each of these third party vendors provide two views of the modeled results as follows: (i) a long-term view that closely relates modeled event frequency to historical hurricane activity; and (ii) a medium-term view that adjusts historical frequencies to reflect expectations of hurricane activity in the near future. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk. The following table provides modeled hurricane results based on a blended view of the four models for the Insurance Subsidiaries' combined property book as of July 2018:

Occurrence Exceedence Probability	Four-Model Blend
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses as a Percent of Equity[3]
4.0% (1 in 25 year event)	$147,275	34,328	2%
2.0% (1 in 50 year event)	263,861	36,980	2
1.0% (1 in 100 year event)	454,874	43,478	2
0.67% (1 in 150 year event)	611,398	50,769	3
0.5% (1 in 200 year event)	727,506	58,026	3
0.4% (1 in 250 year event)	815,992	94,044	5
0.2% (1 in 500 year event)	1,215,882	402,226	22
1Include assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by an estimated 13%.
2Losses are after a 21% Federal income tax benefit and include applicable reinstatement premiums.
3Equity as of December 31, 2018.

Our current catastrophe reinsurance program exhausts at approximately 1 in 225 year return period, or events with 0.4% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from U.S. landfalling hurricanes will vary, perhaps materially, from our estimated modeled losses.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2018 with the top layer renewed on January 1, 2019. The major terms of these treaties are consistent with the prior year.

The following is a summary of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$735 million above $40 million retention treaty that responds on per occurrence basis in four layers:
All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Non-NBCR losses are covered to the same extent as non-terrorism losses. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.

- 82% of losses in excess of $40 million up to $100 million;
- 97% of losses in excess of $100 million up to $225 million;
- 97% of losses in excess of $225 million up to $475 million; and
- 90% of losses in excess of $475 million up to $775 million.

- The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer. The annual aggregate limit is $1.1 billion, net of the Insurance Subsidiaries' co-participation.

In addition, our $35 million above $5 million retention treaty that responds on per occurrence basis covers 85% of losses outside of our standard lines original 22-state footprint and has an annual aggregate limit of $30 million, net of the Insurance Subsidiaries' co-participation. This layer was purchased primarily to protect the growth of our E&S property book but also provides coverage for our Standard Lines expansion states.

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
Flood	100% reinsurance by the federal government’s WYO.	None

Casualty Reinsurance
The casualty excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2018 and is effective through June 30, 2019, with substantially the same terms as the expiring treaty.

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following reinstatements and annual aggregate limits:
	- $3 million in excess of $2 million layer with $78 million annual aggregate limit;	- $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- $7 million in excess of $5 million layer with $35 million annual aggregate limit;	- $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- $9 million in excess of $12 million layer with $27 million annual aggregate limit;	- $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- $9 million in excess of $21 million layer with $18 million annual aggregate limit;	- $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- $20 million in excess of $30 million layer with $40 million annual aggregate limit; and	- $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
	- $40 million in excess of $50 million layer with $80 million annual aggregate limit.	- $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

Endurance Specialty Quota Share and Loss Development Cover (covers E&S Lines)
As part of the acquisition of MUSIC we entered into several reinsurance agreements that together provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition.  The reinsurance recoverables under these treaties are 100% collateralized. Montpelier Re was acquired by Endurance Specialty on December 29, 2015. On March 28, 2017, Endurance Specialty was acquired by SOMPO Holdings, Inc.
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

Investments Segment
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio as of December 31, 2018 was 3.8 years, compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets

($ in thousands)	2018	2017	Change
Total invested assets	$5,960,651	5,685,179	5%
Invested assets per dollar of stockholders' equity	3.33	3.32	0.3
Unrealized gain – before tax[1]	11,916	124,679	(90)
Unrealized gain – after tax[1]	9,414	80,575	(88)
1Includes unrealized gain on fixed income securities and equity securities.

The increase in invested assets at December 31, 2018 compared to December 31, 2017 was driven by operating cash flow of $455 million, of which approximately $60 million was used to fund shareholder dividends and capital expenditures in the aggregate. The remaining operating cash flow was partially offset by a reduction in unrealized gains on our investment portfolio, primarily driven by the impact of rising interest rates on our fixed income securities portfolio during 2018.

Our fixed income securities and short-term investment portfolio, in the aggregate, represented 95% of our total invested assets at December 31, 2018, consistent with last year. In the aggregate, these portfolios maintained a weighted average credit rating of "AA-" as of both December 31, 2018 and 2017, with 98% and 97% of the securities within the portfolio being investment grade quality, respectively.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Unrealized/Unrecognized Losses
HTM fixed income securities were in an unrealized/unrecognized loss position of $0.2 million at December 31, 2018. AFS fixed income securities that were in an unrealized loss position at December 31, 2018 by contractual maturity are shown below. Mortgage-backed securities ("MBS") are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturities
($ in thousands)
AFS fixed income securities:	Amortized Cost	Fair Value	Unrealized Loss
One year or less	$142,988	142,368	(620)
Due after one year through five years	1,197,396	1,182,423	(14,973)
Due after five years through ten years	1,021,110	998,637	(22,473)
Due after ten years	101,180	94,179	(7,001)
Total	$2,462,674	2,417,607	(45,067)

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

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2018	2017	2018 vs. 2017		2016	2017 vs. 2016
Fixed income securities	$178,104	153,230	16%		129,306	19%
Equity securities	7,764	6,442	21		7,368	(13)
Short-term investments	3,472	1,526	128		686	122
Other investments	17,799	12,871	38		2,940	338
Investment expenses	(11,803)	(12,187)	3		(9,546)	(28)
Net investment income earned – before tax	195,336	161,882	21		130,754	24
Net investment income tax expense	34,855	43,362	(20)		32,349	34
Net investment income earned – after tax	$160,481	118,520	35		98,405	20
Effective tax rate	17.8%	26.8	(9.0)	pts	24.7	2.1	pts
Annual after-tax yield on fixed income securities	2.8	2.2	0.6		2.0	0.2
Annual after-tax yield on investment portfolio	2.8	2.1	0.7		1.9	0.2

Pre-tax net investment income increased $33.5 million in 2018 compared to 2017, driven primarily by our fixed income securities portfolio, which benefited from improved new money reinvestment yields and repositioning of investment grade securities as a result of active investment management principally in our core fixed income securities portfolio. In addition, with approximately 16% of our fixed income securities portfolio invested in floating rate securities that reset based principally on the 90-day LIBOR, we have benefited from the 111-point rise in LIBOR during 2018. Strong returns on our alternative investments within our other investments portfolio also contributed to the higher pre-tax net investment income this year compared to last.

In 2017, pre-tax net investment income increased $31.1 million compared to 2016, driven by higher yields on our core fixed income securities portfolio, coupled with a higher asset base from operating cash flows that were 16% of NPW. In addition, our alternative income portfolio generated higher returns in 2017 compared to 2016.

On an after-tax basis, the reduction in the effective tax rate in 2018 compared to 2017 was driven by Tax Reform, which among other items, lowered the statutory corporate tax rate to 21% from 35%. See the "Federal Income Taxes" discussion below for additional information regarding the impact of this legislation. In 2017 compared to 2016, the effective tax rate increased approximately 200 basis points, which was driven by a modest increase in our allocation to taxable investment classes coupled with higher returns on our alternative investment portfolio.

Realized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations and when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized (losses) gains for the indicated periods were as follows:

($ in thousands)	2018	2017	2016
Net realized (losses) gains, excluding OTTI	$(18,975)	11,204	3,562
OTTI	(6,579)	(4,845)	(8,499)
Unrealized losses recognized in income on equity securities	(29,369)	—	—
Total net realized (losses) gains	$(54,923)	6,359	(4,937)

Net realized losses were significantly higher in 2018 than in the prior years, as reflected in the table above, driven by the following:

•
A change in accounting guidance that became effective on January 1, 2018 requiring that the fluctuation in the market value of our equity securities be recognized in earnings. These unrealized losses amounted to $29.4 million in 2018. For additional information regarding this change in accounting, see Note 3. "Adoption of Accounting Pronouncements in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

•
A higher trading volume driven by opportunistic sales, with net losses primarily in our fixed income securities portfolio as we reacted to volatility in the marketplace to increase our risk-adjusted yield.

Net realized losses in 2017 were driven by a higher trading volume in our fixed income securities portfolio related to a more active external investment management approach compared to 2016 and opportunistic sales in our equity portfolio.

For additional information regarding our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2018	2017	2016
Federal income tax expense	$32.8	93.1	61.5
Exclude: Tax Reform impact [1]	—	20.2	—
Federal income tax expense, excluding Tax Reform impact	32.8	72.9	61.5

Statutory Tax Rate	21.0%	35.0	35.0
Effective tax rate	15.5%	35.6	27.9
Effective tax rate without Tax Reform impact	15.5	27.8	27.9
1Represents the deferred tax write off that was recognized in 2017 in relation to Tax Reform.

On December 22, 2017, Tax Reform was signed into law, which among other provisions, has reduced our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year. We revalued our deferred tax inventory as of December 31, 2017, which resulted in a $20.2 million charge to federal income tax expense as our net deferred tax assets have become less valuable given the decrease in the tax rate.

In general, our effective tax rate differs from the statutory tax rate primarily because of tax-advantaged interest and dividend income, as well as the impact of excess tax benefits on our stock-based compensation awards. Additionally, in 2018 we recognized tax benefits of approximately $3.8 million driven by capital losses that were carried back to prior tax years and taxed at the 35% statutory tax rate. See Note 13. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for further information regarding the following: (i) the implementation of Tax Reform; (ii) a reconciliation of our effective tax rate to the statutory rate of 21%; and (iii) details regarding our net deferred tax assets.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash and short-term investment position of $324 million at December 31, 2018 was comprised of $36 million at the Parent and $288 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners ("NAIC"). The Parent maintains an investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $110 million at December 31, 2018, compared to $90 million at December 31, 2017. In total, we had $146 million of cash and investments at the Parent at December 31, 2018 compared to $114 million at December 31, 2017. We expect to continue to modestly increase the level of cash and invested assets at the Parent over time, although there will be fluctuations in these cash and invested asset balances, based on factors including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other needs of the Parent. Our target is to maintain the cash and liquidity at the Parent to at least two years of its expected annual needs, which is currently estimated at $160 million.
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

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $100 million in dividends to the Parent in 2018. As of December 31, 2018, our allowable ordinary maximum dividend is $210 million for 2019. Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to shareholders also are impacted by covenants in its Line of Credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth, statutory surplus, and debt-to-capital ratio.

For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K and for additional details regarding financial covenants in the Line of Credit, see Note 10. “Indebtedness” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

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

The following table provides information on the remaining capacity for Federal Home Loan Bank ("FHLB") borrowings based on these restrictions, as well as the amount of additional FHLB stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
As of December 31, 2018
SICSC	$678.3	$67.8	32.0	35.8	1.6
SICSE	534.3	53.4	28.0	25.4	1.1
SICA	2,539.7	254.0	50.0	204.0	9.2
SICNY	465.3	23.3	—	23.3	1.0
Total		$398.5	110.0	288.5	12.9

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

($ in millions)	Admitted Assets as of December 31, 2018	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2018
SICSC	$678.3	$67.8	27.0	40.8
SICSE	534.3	53.4	18.0	35.4
Total		$121.2	45.0	76.2

Short-term Borrowings
There were no balances outstanding under the Line of Credit at December 31, 2018 or at any time during 2018. During 2018, SICA borrowed an aggregate of $130 million from the FHLBNY, which was subject to the borrowing limitations outlined above. This amount has already matured and been repaid.

For additional information regarding other borrowings, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Capital Market Activities
The Parent had no private or public issuances of stock or debt instruments during 2018.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2018, our Board of Directors approved an 11% increase in the quarterly cash dividend, to $0.20 from $0.18 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, with the next following principal payment due in 2026. We have $185 million of Senior Notes due February 9, 2043 that became callable on February 8, 2018. We may elect to call these Senior Notes, in whole or in part, at any time. If we were to call and redeem these Senior Notes we would write-off the associated unamortized debt issuance costs. The balance of the unamortized debt issuance costs associated with our $185 million of Senior Notes was $4.2 million at December 31, 2018.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2018, we had GAAP stockholders’ equity and statutory surplus of $1.8 billion. With total debt of $440 million, our debt-to-capital ratio was approximately 19.7%.

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

Book value per share increased to $30.40 as of December 31, 2018, from $29.28 as of December 31, 2017, primarily due to $3.00 in net income per share, partially offset by $1.12 in unrealized losses on our investment portfolio and $0.74 in dividends to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2018 and December 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Given that the loss and loss expense reserves are estimates, as described in detail under the “Critical Accounting Policies and Estimates” section of this MD&A, the payment of actual loss and loss expense is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expense will differ, perhaps significantly, from actual future payments.

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

Our future cash payments associated with contractual obligations pursuant to operating and capital leases, debt, interest on debt obligations, and loss and loss expense as of December 31, 2018 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Operating leases	$36.4	7.6	12.4	6.5	9.9
Capital leases	0.8	0.7	0.1	—	—
Notes payable	445.0	—	50.0	—	395.0
Interest on debt obligations	453.6	23.8	47.7	46.6	335.5
Subtotal	935.8	32.1	110.2	53.1	740.4

Gross loss and loss expense payments	3,893.9	1,025.6	1,222.5	605.6	1,040.2
Ceded loss and loss expense payments	537.4	133.4	130.0	71.1	202.9
Net loss and loss expense payments	3,356.5	892.2	1,092.5	534.5	837.3

Total	$4,292.3	924.3	1,202.7	587.6	1,577.7

See the “Short-term Borrowings” section above for a discussion of our syndicated Line of Credit agreement.

Certain of our notes payable in table above contain cross-default provisions, the details are which are included in Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

At December 31, 2018, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to an additional $202.3 million in alternative and other investments. Additionally, as of December 31, 2018, we had the following contractual obligations: (i) $17.8 million to further invest in non-publicly traded common stock within our equity portfolio that expire in 2023; and (ii) $40.4 million to further invest in non-publicly traded collateralized loan obligations in our fixed income securities portfolio that expire in 2030. There is no certainty that any such additional investment will be required. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. We have no material transactions with related parties other than those disclosed in Note 16. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating. In the fourth quarter of 2018, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, with a "stable" outlook. The rating reflects A.M. Best's view on our strong balance sheet, sustained profitability, favorable business profile, and appropriate enterprise risk management. We have been rated "A" or higher by A.M. Best for the past 88 years.

Ratings by other major rating agencies are as follows:

•
Moody's Investor Service ("Moody's") - Our "A2" financial strength rating with a "stable" outlook was reaffirmed in the first quarter of 2018 by Moody's. In taking this action, Moody's cited our solid risk-adjusted capitalization, strong asset quality, and underwriting profitability, as well as our good regional presence and established independent agency support.

•
Fitch Ratings ("Fitch") - Our "A+" Rating was reaffirmed in the second quarter of 2018 with a "stable" outlook by Fitch. In taking this action, Fitch cited our strong underwriting results, solid capitalization with growth in stockholders' equity, strong business profile, and stable interest coverage metrics.

•
S&P Global Ratings ("S&P") - Our "A" rating was reaffirmed in the fourth quarter of 2018 with a "stable" outlook by S&P. In taking this action, S&P cited our improved operating performance in standard lines supported by sophisticated underwriting tools, a strong network of independent agents, and strong capital adequacy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, equity price risk, and liquidity risk related to our investment portfolio as well as fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 89% fixed income securities, 2% equity securities, 6% short-term investments, and 3% other investments as of December 31, 2018. We do not directly hold derivative or commodity investments. Foreign investments are made on a limited basis, and all fixed income transactions are denominated in U.S. currency. We have minimal foreign currency fluctuation risk. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level. The effective duration of the fixed income securities portfolio at both December 31, 2018 and December 31, 2017 was 3.8 years, which is within our historical range.  The Insurance Subsidiaries’ liability duration is approximately 3.6 years.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. Further, the calculations do not take into account: (i) any actions we may take in response to market fluctuations; and (ii) changes to credit spreads, liquidity spreads, and other risk factors that may also impact the value of the fixed income securities portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2018:

	2018 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	0	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$5,770,718	5,541,486	5,311,417	5,081,165	4,850,756
Fair value change	459,301	230,069		(230,252)	(460,661)
Fair value change from base (%)	8.65%	4.33%		(4.34)%	(8.67)%

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

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of “AA-” as of both December 31, 2018 and December 31, 2017. Exposure to non-investment grade bonds represented approximately 2% and 3% of the total fixed income securities portfolio at December 31, 2018 and December 31, 2017, respectively.

The following table summarizes the fair value, carry value, net unrealized/unrecognized gain (loss) balances, and the weighted average credit qualities of our fixed income securities at December 31, 2018 and December 31, 2017:

December 31, 2018 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$121.3	121.3	1.2	AAA
Foreign government obligations	23.1	23.1	(0.1)	A
State and municipal obligations	1,156.4	1,156.0	17.4	AA-
Corporate securities	1,637.8	1,637.0	(21.7)	BBB+
CLO and Other ABS	717.4	717.4	(2.8)	AA
CMBS	527.1	527.1	(0.3)	AA+
RMBS	1,128.3	1,128.3	9.9	AAA
Total fixed income portfolio	$5,311.4	5,310.2	3.6	AA-

December 31, 2017 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$49.7	49.7	0.4	AAA
Foreign government obligations	18.6	18.6	0.5	A
State and municipal obligations	1,609.2	1,608.2	44.8	AA
Corporate securities	1,635.3	1,634.4	30.0	BBB+
CLO and Other ABS	795.5	795.5	6.3	AA
CMBS	383.4	383.4	0.7	AA+
RMBS	714.9	714.9	5.1	AA+
Total fixed income portfolio	$5,206.6	5,204.7	87.8	AA-

State and Municipal Obligations
The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at December 31, 2018:

State Exposures of Municipal Bonds	General Obligation	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	State & Local			% of Total
New York	$13,607	105,576	119,183	10%	AA-
California	37,563	78,631	116,194	10%	AA-
Texas[1]	50,886	38,331	89,217	8%	AA
New Jersey	—	71,721	71,721	6%	A
Washington	28,944	33,441	62,385	5%	AA
Pennsylvania	—	44,223	44,223	4%	AA-
Florida	3,223	40,131	43,354	4%	AA-
Arizona	5,552	40,292	45,844	4%	AA
Massachusetts	860	45,239	46,099	4%	AA
Ohio	10,587	27,990	38,577	3%	AA-
Other	124,918	287,133	412,051	36%	AA-
	276,140	812,708	1,088,848	94%	AA-
Pre-refunded/escrowed to maturity bonds	31,946	35,644	67,590	6%	AAA
Total	$308,086	848,352	1,156,438	100%	AA-

% of Total Municipal Portfolio	27%	73%	100%
1Of the $50.9 million in state and local Texas general obligation bonds, $18.3 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 73% of the dedicated revenue stream is comprised of the following: (i) essential services (58%), which is comprised of transportation, water and sewer, and electric; and (ii) education (15%), which includes school districts and higher education, including state-wide university systems. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds represent less than 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2018 and December 31, 2017:

December 31, 2018	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,532.6	1,531.8	(14.4)	A-
Non-investment grade	105.2	105.2	(7.2)	B+
Total corporate securities	$1,637.8	1,637.0	(21.6)	BBB+

December 31, 2017	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,505.0	1,504.1	27.5	A-
Non-investment grade	130.3	130.3	2.5	B
Total corporate securities	$1,635.3	1,634.4	30.0	BBB+

CLO and Other ABS Portfolio
For CLO and other ABS, the primary risk is credit risk. We manage this risk by evaluating a number of factors, including the structuring of the deal, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the track record and capabilities of the portfolio manager. Key performance metrics, including over collateralization, interest coverage, and cash flows, are monitored on an on-going basis. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell CLO and other ABS. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including, but not limited to, auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2018 and December 31, 2017:

December 31, 2018	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$462.3	462.3	(5.2)	AA+
Other ABS	235.0	235.0	3.2	AA-
Total investment grade	697.3	697.3	(2.0)	AA

Non-investment grade:
CLO	15.5	15.5	(0.8)	B+
Other ABS	4.6	4.6	—	B+
Total non-investment grade	20.1	20.1	(0.8)	B+
Total CLO and other ABS	$717.4	717.4	(2.8)	AA

December 31, 2017	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$572.5	572.5	2.1	AA+
Other ABS	202.2	202.2	2.9	AA-
Total investment grade	774.7	774.7	5.0	AA+

Non-investment grade:
CLO	20.8	20.8	1.3	BB-
Other ABS	—	—	—	—
Total non-investment grade	20.8	20.8	1.3	BB-
Total CLO and other ABS	$795.5	795.5	6.3	AA
CMBS and RMBS Portfolios
To manage and mitigate exposure on our CMBS and RMBS portfolios, we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments for the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, total projected return on the investment, and overall asset allocation of the portfolio in our decisions to purchase or sell these securities.

Equity Price Risk
Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2018:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$103,347	118,111	132,875	147,639	162,403	177,167	191,931
Fair value change	(44,292)	(29,528)	(14,764)		14,764	29,528	44,292

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, energy/power generation, middle market lending, mezzanine debt, distressed debt, and real estate. As of December 31, 2018, other investments represented 3% of our total invested assets and 10% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

In addition to the above, we have a defined benefit pension plan with $331.8 million in invested assets as of December 31, 2018, of which approximately 43% was invested in assets subject to equity price risk. The value of these invested assets is an important element of expense and liability measurement for our pension plan. For additional information regarding the fair value of our pension assets, refer to Note 14. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, our liquidity needs are generally met through the cash flow provided by our on-going operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder loss and other payment obligations. Additionally, we purchase substantial reinsurance at low retention levels to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital were to arise. See the "Financial Condition, Liquidity, and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information regarding our available borrowing capacity. In addition to this, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs. The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	75%
Generally liquid assets, may become less liquid with market stress[1]	22
Generally illiquid assets[2]	3
Total	100%
1These exposures are concentrated within CMBS, CLOs, and other ABS.
2These exposures include our alternative investments and other non-traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2018, we had outstanding long-term debt of $439.5 million that matures as shown in the following table:

		2018
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
1.61% Borrowings from FHLBNY	2021	$25,000	24,218
1.56% Borrowings from FHLBNY	2021	25,000	24,162
3.03% Borrowings from FHLBI	2026	60,000	58,905
7.25% Senior Notes	2034	49,907	57,032
6.70% Senior Notes	2035	99,462	107,075
5.875% Senior Notes	2043	185,000	177,230
Subtotal		444,369	448,622
Unamortized debt issuance costs		(4,829)
Total notes payable		$439,540

The weighted average effective interest rate for our outstanding long-term debt was 5.3% at December 31, 2018. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

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

The Line of Credit provides the Parent with an additional source of short-term liquidity. The interest rate on our Line of Credit varies and is based on, among other factors, the Parent’s debt ratings. The Line of Credit expires on December 1, 2020. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2018 or at any time during 2018.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.

New York, New York
February 15, 2019

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2018	2017
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $38,317 – 2018; $44,100 – 2017)	$37,110	42,129
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,270,798 – 2018; $5,076,716 – 2017)	5,273,100	5,162,522
Equity securities – at fair value (cost: $138,114 – 2018; $143,811 – 2017)	147,639	182,705
Short-term investments (at cost which approximates fair value)	323,864	165,555
Other investments	178,938	132,268
Total investments (Notes 5 and 7)	5,960,651	5,685,179
Cash	505	534
Restricted cash	16,414	44,176
Interest and dividends due or accrued	41,620	40,897
Premiums receivable, net of allowance for uncollectible accounts of: $9,400 – 2018; $10,000 – 2017	770,518	747,029
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,500 – 2018; $4,600 – 2017 (Note 8)	549,172	594,832
Prepaid reinsurance premiums (Note 8)	157,723	153,493
Current federal income tax (Note 13)	—	3,243
Deferred federal income tax (Note 13)	53,540	31,990
Property and equipment – at cost, net of accumulated depreciation and amortization of: $211,657 – 2018; $213,227 – 2017	65,248	63,959
Deferred policy acquisition costs (Note 2)	252,612	235,055
Goodwill (Note 11)	7,849	7,849
Other assets	76,877	78,195
Total assets	$7,952,729	7,686,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$3,893,868	3,771,240
Unearned premiums	1,431,932	1,349,644
Long-term debt (Note 10)	439,540	439,116
Current federal income tax (Note 13)	1,302	—
Accrued salaries and benefits	116,706	131,850
Other liabilities	277,579	281,624
Total liabilities	$6,160,927	5,973,474

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 102,848,394 – 2018; 102,284,564 – 2017	205,697	204,569
Additional paid-in capital	390,315	367,717
Retained earnings	1,858,414	1,698,613
Accumulated other comprehensive (loss) income (Note 6)	(77,956)	20,170
Treasury stock – at cost (shares: 43,899,840 – 2018; 43,789,442 – 2017)	(584,668)	(578,112)
Total stockholders’ equity	1,791,802	1,712,957
Commitments and contingencies (Notes 17 and 18)
Total liabilities and stockholders’ equity	$7,952,729	7,686,431
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2018	2017	2016
Revenues:
Net premiums earned	$2,436,229	2,291,027	2,149,572
Net investment income earned	195,336	161,882	130,754
Net realized and unrealized (losses) gains:
Net realized investment (losses) gains on disposals	(18,975)	11,204	3,562
Other-than-temporary impairments	(6,579)	(4,809)	(8,509)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	(36)	10
Net unrealized losses on equity securities	(29,369)	—	—
Total net realized and unrealized (losses) gains	(54,923)	6,359	(4,937)
Other income	9,438	10,716	8,881
Total revenues	2,586,080	2,469,984	2,284,270

Expenses:
Loss and loss expense incurred	1,498,134	1,345,074	1,234,797
Amortization of deferred policy acquisition costs	495,042	469,236	450,328
Other insurance expenses	331,318	333,097	321,395
Interest expense	24,419	24,354	22,771
Corporate expenses	25,446	36,255	35,024
Total expenses	2,374,359	2,208,016	2,064,315

Income before federal income tax	211,721	261,968	219,955

Federal income tax expense:
Current	35,012	62,184	48,581
Deferred	(2,230)	30,958	12,879
Total federal income tax expense	32,782	93,142	61,460

Net income	$178,939	168,826	158,495

Earnings per share:
Basic net income	$3.04	2.89	2.74

Diluted net income	$3.00	2.84	2.70

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2018	2017	2016
Net income	$178,939	168,826	158,495

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during year	(97,284)	43,015	(5,977)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	23	(6)
Amounts reclassified into net income:
Held-to-maturity securities	87	(116)	(92)
Non-credit other-than-temporary impairments	—	68	138
Realized losses (gains) on available for sale securities	31,316	(4,537)	3,064
Total unrealized (losses) gains on investment securities	(65,881)	38,453	(2,873)

Defined benefit pension and post-retirement plans:
Net actuarial loss	(8,906)	(3,700)	(7,852)
Amounts reclassified into net income:
Net actuarial loss	1,680	1,367	4,200
Total defined benefit pension and post-retirement plans	(7,226)	(2,333)	(3,652)
Other comprehensive (loss) income	(73,107)	36,120	(6,525)
Comprehensive income	$105,832	204,946	151,970

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share amounts)	2018	2017	2016
Common stock:
Beginning of year	$204,569	203,241	201,723
Dividend reinvestment plan (shares: 23,493 – 2018; 28,607 – 2017; 38,741 – 2016)	47	57	77
Stock purchase and compensation plans (shares: 540,337 – 2018; 635,521 – 2017; 720,323 – 2016)	1,081	1,271	1,441
End of year	205,697	204,569	203,241

Additional paid-in capital:
Beginning of year	367,717	347,295	326,656
Dividend reinvestment plan	1,379	1,395	1,389
Stock purchase and compensation plans	21,219	19,027	19,250
End of year	390,315	367,717	347,295

Retained earnings:
Beginning of year, as previously reported	1,698,613	1,568,881	1,446,192
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	30,726	—	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	(5,707)	—	—
Balance at beginning of year, as adjusted	1,723,632	1,568,881	1,446,192
Net income	178,939	168,826	158,495
Dividends to stockholders ($0.74 per share – 2018; $0.66 per share – 2017; $0.61 per share – 2016)	(44,157)	(39,094)	(35,806)
End of year	1,858,414	1,698,613	1,568,881

Accumulated other comprehensive (loss) income:
Beginning of year, as previously reported	20,170	(15,950)	(9,425)
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	(30,726)	—	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	5,707	—	—
Balance at beginning of year, as adjusted	(4,849)	(15,950)	(9,425)
Other comprehensive (loss) income	(73,107)	36,120	(6,525)
End of year	(77,956)	20,170	(15,950)

Treasury stock:
Beginning of year	(578,112)	(572,097)	(567,105)
Acquisition of treasury stock (shares: 110,398 – 2018; 136,205 – 2017; 152,595 – 2016)	(6,556)	(6,015)	(4,992)
End of year	(584,668)	(578,112)	(572,097)
Total stockholders’ equity	$1,791,802	1,712,957	1,531,370

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2018	2017	2016
Operating Activities
Net income	$178,939	168,826	158,495

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,874	52,100	61,671
Stock-based compensation expense	14,507	12,089	10,449
Undistributed (gains) losses of equity method investments	(8,341)	(5,362)	318
Distributions in excess of current year income of equity method investments	2,924	552	—
Net realized and unrealized losses (gains)	54,923	(6,359)	4,937
Loss on disposal of fixed assets	63	998	—

Changes in assets and liabilities:
Increase in reserves for loss and loss expense, net of reinsurance recoverables	168,288	106,226	114,422
Increase in unearned premiums, net of prepaid reinsurance	78,058	79,614	87,716
Decrease in net federal income taxes	2,428	30,918	11,150
Increase in premiums receivable	(23,489)	(65,418)	(66,447)
Increase in deferred policy acquisition costs	(17,557)	(12,491)	(9,405)
Increase in interest and dividends due or accrued	(540)	(1,088)	(1,473)
Decrease in accrued salaries and benefits	(26,418)	(5,714)	(46,536)
Increase in other assets	(372)	(2,643)	(4,979)
(Decrease) increase in other liabilities	(13,343)	27,297	9,191
Net cash provided by operating activities	454,944	379,545	329,509

Investing Activities
Purchase of fixed income securities, held-to-maturity	(7,150)	—	(4,235)
Purchase of fixed income securities, available-for-sale	(2,918,203)	(2,130,362)	(1,982,023)
Purchase of equity securities	(94,344)	(61,931)	(35,490)
Purchase of other investments	(68,578)	(55,830)	(66,164)
Purchase of short-term investments	(4,259,734)	(4,280,553)	(3,499,380)
Sale of fixed income securities, available-for-sale	2,030,664	1,197,920	926,470
Sale of short-term investments	4,101,530	4,338,318	3,470,022
Redemption and maturities of fixed income securities, held-to-maturity	12,106	58,832	102,868
Redemption and maturities of fixed income securities, available-for-sale	638,916	555,216	641,524
Sale of equity securities	113,339	37,960	119,617
Sale of other investments	3,497	—	—
Distributions from other investments	28,379	21,843	24,202
Purchase of property and equipment	(16,110)	(14,071)	(18,147)
Net cash used in investing activities	(435,688)	(332,658)	(320,736)

Financing Activities
Dividends to stockholders	(42,097)	(37,045)	(33,758)
Acquisition of treasury stock	(6,556)	(6,015)	(4,992)
Net proceeds from stock purchase and compensation plans	7,252	7,599	7,811
Proceeds from borrowings	130,000	84,000	165,000
Repayment of borrowings	(130,000)	(84,000)	(115,000)
Excess tax benefits from share-based payment arrangements	—	—	1,819
Repayment of capital lease obligations	(5,646)	(4,121)	(5,002)
Net cash (used in) provided by financing activities	(47,047)	(39,582)	15,878
Net (decrease) increase in cash and restricted cash	(27,791)	7,305	24,651
Cash and restricted cash, beginning of year	44,710	37,405	12,754
Cash and restricted cash, end of year	$16,919	44,710	37,405

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

(c) Reclassifications
Certain amounts in our prior years' Financial Statements and related notes have been reclassified to conform to the
2018 presentation. Specifically, we reclassified restricted cash balances related to our participation in the National Flood Insurance Program ("NFIP") from other assets in our consolidated balance sheet into a separate line item on the face of that statement. Additionally, refer to Note 3. "Adoption of Accounting Pronouncements" below for a discussion of the retroactive restatements that are included in these financial statements in relation to the adoption of new accounting pronouncements for the treatment of restricted cash and distributions from equity method investments on the Consolidated Statements of Cash Flows.

(d) Investments

Portfolio Composition and Presentation in the Consolidated Balance Sheets
Our investment portfolio is primarily comprised of fixed income securities, which represent approximately 89% of our invested assets. We also hold equity securities, short-term investments, and other investments. A description of our portfolio holdings, and the related presentation in our Consolidated Balance Sheets, is provided below.

Fixed Income Portfolio
We hold the following types of securities in our fixed income securities portfolio:

•	U.S. government and government agencies;

•	Foreign government obligations;

•	State and municipal obligations, including special revenue and general obligation bonds;

•
Corporate securities, which may include investment grade and below investment grade bonds, bank loan investments, redeemable preferred stock, and non-redeemable preferred stock with certain debt-like characteristics;

•	Collateralized loan obligations ("CLOs") and other asset-backed securities ("ABS");

•	Residential mortgage-backed securities ("RMBS"); and

•	Commercial mortgage-backed securities ("CMBS").

We have designated approximately 99% of our fixed income securities portfolio as available-for-sale ("AFS"), with the remaining 1% being designated as held-to-maturity ("HTM"), as we have the ability and positive intent to hold these securities to maturity. Our AFS securities are reported at fair value in our consolidated balance sheets, with unrealized gains or losses recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. HTM securities are carried at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. After-tax unrealized gains and losses on securities that were transferred into an HTM designation from an AFS designation, are also included in AOCI.

The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Callable debt securities held at a premium are amortized to the earliest call date. Premiums and discounts arising from the purchase of RMBS, CMBS, CLOs and other ABS are amortized over the expected life of the security based on future principal payments, giving additional consideration to prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions.

Other Portfolio Holdings
Equity securities may include common and non-redeemable preferred stocks. Equity securities with readily determinable fair values are carried at fair value. Certain equity securities without readily determinable fair values are carried at net asset value ("NAV") as a practical expedient.

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

Other investments may include alternative investments and other securities. Alternative investments are accounted for using the equity method, with income typically recognized on a one-quarter lag. Other securities are primarily comprised of tax credit investments and equity securities without readily determinable fair values that are not carried at NAV as a practical expedient. These equity securities are carried at cost. Accounting for our tax credit investments is dependent on the type of credit we have purchased, as follows:

•	Federal low income housing tax credits are accounted for under the proportional amortization method; and

•	All other tax credits in our investment portfolio are accounted for using the equity method.

For federal tax credits accounted for under the equity method, we use the deferral method for recognizing the benefit of the tax credit with the related deferred revenue being recognized in our Consolidated Income Statement as a component of "Federal income tax expense" proportionately over the life of the investment.

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

Presentation in the Consolidated Statements of Income
Net investment income earned on our Consolidated Statements of Income include the following:

•	Interest income, as well as amortization and accretion, on fixed income securities;

•	Dividend income on equity securities;

•	Interest income on our short-term investments; and

•	Income recognized on our alternative and other investments accounted for under the equity method of accounting, except for federal tax credits, as discussed below.

Income related to federal tax credits (either low income housing tax credits or other federal credits) is recorded in our Consolidated Statements of Income as a component of “Federal income tax expense” proportionately over the life of the investment.

Net realized and unrealized gains and losses on our Consolidated Statements of Income include the following:

•	Realized gain and losses on the disposal of investment securities, which are determined on the basis of the cost of the specific investments sold;

•	Other-than-temporary impairment ("OTTI") charges that are credit related or related to our intent to sell; and

•	Changes in unrealized gains or losses on our equity securities that are carried at fair value.

On a quarterly basis, we review our investment portfolio for impairments that are other than temporary. The following provides information on this analysis for our fixed income securities and short-term investments, and our other investments.

OTTI Charges on Fixed Income Securities and Short-Term Investments
We review our fixed income securities and short-term investments that are in an unrealized loss position to determine: (i) if we have the intent to sell the security; (ii) if it is more likely than not that we will be required to sell the security before its anticipated recovery; (iii) if the decline is other than interest-rate related; and (iv) if the decline is other than temporary. Broad changes in the overall market or interest rate environment generally will not lead to a write down. If we determine that we have either the intent or requirement to sell the security, we write down its amortized cost to its fair value through an OTTI charge to earnings. If we do not have either the intent or requirement to sell the security, our evaluation for OTTI may include, but is not limited to, evaluation of the following factors:

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

To determine if an impairment is other than temporary, we perform assessments that may include, but are not limited to, a discounted cash flow analysis ("DCF") to determine the security's present value of future cash flows. This analysis is also performed on all previously-impaired debt securities that continue to be held by us and all RMBS, CMBS, CLOs and ABS that were not of high credit quality at the date of purchase. Any shortfall in the expected present value of the future cash flows, based on the DCF, from the amortized cost basis of a security is considered a “credit impairment,” with the remaining decline in fair value of a security considered a “non-credit impairment.” Credit impairments are charged to earnings as a component of realized losses, while non-credit impairments are recorded to other comprehensive income ("OCI") as a component of unrealized losses.

The discount rate we use in a DCF is the effective interest rate implicit in the security at the date of acquisition for those RMBS, CMBS, CLOs and other ABS that were not of high credit quality at acquisition. For all other securities, we use a discount rate that equals the current yield, excluding the impact of previous OTTI charges, used to accrete the beneficial interest. DCFs may include, but are not necessarily limited to: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as the historical performance of the underlying collateral, including net operating income generated by underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.

Non-redeemable preferred stocks that are classified as fixed income securities are evaluated using the OTTI method described above unless the security is below investment grade. In this situation, we would determine: (i) if we do not intend to hold the security to its forecasted recovery; or (ii) if the decline is other than temporary, which includes declines driven by market volatility for which we cannot assert recovery in the near term. If we determine either that we do not intend to hold the security, or the decline is other than temporary, we write down the security's cost to its fair value through an OTTI charge to earnings.

OTTI Charges on Other Investments
Our evaluation for OTTI of an alternative investment may include, but is not limited to, conversations with the management of the alternative investment concerning the following:

•	The current investment strategy;

•	Changes made or future changes to be made to the investment strategy;

•	Emerging issues that may affect the success of the strategy; and

•	The appropriateness of the valuation methodology used regarding the underlying investments.

Our evaluation for OTTI of our other investments (tax credits and equity securities without a readily determinable fair value for which NAV is not used as a practical expedient) include a qualitative assessment of impairment indicators, which include, but are not limited to, the following:

•	A significant deterioration in the earnings performance, credit ratings, asset quality, or business prospects of the investee;

•	A significant adverse change in the regulatory, economic, or technological environment of the investee;

•	A significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates;

•
A bona fide offer to purchase, or an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and

•
Factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

If there is a decline in the fair value of an alternative or other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carry value of the investment through an OTTI charge to earnings.

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
Corporate Securities including preferred stocks classified as Fixed Income Securities, and U.S. Government and Government Agencies
Evaluations include obtaining relevant trade data, benchmark quotes and spreads, and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.

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

RMBS, CMBS, CLOs and other ABS
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

Level 3 Pricing
Less than 1% of our portfolio cannot be priced using our primary or secondary pricing service. At times, we may use valuations performed by the issuer or non-binding broker quotes to determine the fair value of these securities. We internally review these fair value measurements for reasonableness. This review typically includes an analysis of price fluctuations between months with variances over established thresholds being analyzed further.

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

(f) Allowance for Uncollectible Accounts
We estimate an allowance for uncollectible accounts on our premiums receivable. This allowance is based on historical write-off percentages adjusted for the effects of current and anticipated trends. An account is charged off when we believe it is probable that we will not collect a receivable. In making this determination, we consider information obtained from our efforts to collect amounts due directly or through collection agencies.

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

(h) Reinsurance
Reinsurance recoverable represents estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries." This collateral is typically in the form of a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurer's credit rating from A.M. Best Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

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

We recorded depreciation expense of $19.5 million, $17.8 million, and $17.4 million for 2018, 2017, and 2016, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 3.3% for 2018, 2.9% for 2017, and 2.4% for 2016.

(k) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2018, goodwill was not impaired.

(l) Reserve for Loss and Loss Expense
Reserves for loss and loss expense are comprised of both case reserves on individual claims and reserves for claims incurred but not reported ("IBNR"). Case reserves result from claims that have been reported to one or more of our Insurance Subsidiaries, and are estimated at the amount of the expected ultimate payment.  IBNR reserves are established at more aggregated levels than case basis reserves, and include: (i) reserves on IBNR claims; and (ii) provisions for future emergence on known or reopened claims. IBNR reserves are established based on the results of the Insurance Subsidiaries’ internal reserve analysis, supplemented with other internal and external information.

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

The selected ultimate loss and loss expenses are translated into indicated IBNR reserves, which are then compared to the recorded IBNR reserves. Management's judgment is applied in determining any required adjustments to IBNR and the resulting adjustments are then recorded and assigned or allocated to accident year using the results of the actuarial analysis.

While the reserve analysis is the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered. Internal factors include: (i) supplemental data regarding claims reporting and settlement trends; (ii) exposure estimates for reported claims, along with recent development on those estimates with respect to individual large claims and the aggregate of all claims; (iii) the rate at which new large or complex claims are being reported; and (iv) additional trends observed by claims personnel or reported to them by defense counsel.  External factors considered include: (i) legislative enactments; (ii) judicial decisions; (iii) legal developments in the determination of liability and the imposition of damages; (iv) social inflation and heightened awareness of sources of liability; and (v) trends in general economic conditions, including the effects of inflation.

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

The combination of the IBNR estimates along with the case reserve estimates on individual claims results in our total reserves for loss and loss expense.  These reserves are expected to be sufficient for settling loss and loss expense obligations under our policies on unpaid claims, including changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our ultimate settlement of loss and loss expense. However, the ultimate claim settlements may be higher or lower than reserves established. As our experience emerges and other information develops, we revise our reserve estimates accordingly. The changes in these estimates, resulting from the continuous review process and the differences between estimates and ultimate payments, are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. The associated impacts may be material to the results of operations in future periods.

We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods.

Our loss and loss expense reserves implicitly include anticipated recoveries for salvage and subrogation claims.

Claims are counted at the occurrence, line of business, and policy level.  For example, if a single occurrence (e.g. an auto accident) leads to a claim under an auto and an associated umbrella policy, they are each counted separately.  Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count.  The claim counts provided are on a reported basis.  A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle.

We also write a small amount of assumed reinsurance.  Currently, this business is limited to our share of certain involuntary pools.  As the associated claims are not processed by us, they are not captured within our claims system. Therefore, the claim counts reported exclude this business.

(m) Revenue Recognition
The Insurance Subsidiaries' net premiums written (“NPW”) include direct insurance policy writings, plus reinsurance assumed and estimates of premiums earned but unbilled on the workers compensation and general liability lines of business, less reinsurance ceded. The estimated premium on the workers compensation and general liability lines is referred to as audit premium. We estimate this premium, as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales). Audit premium is based on historical trends adjusted for the uncertainty of future economic conditions. Economic instability could ultimately impact our estimates and assumptions, and changes in our estimate may be material to the results of operations in future periods. Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

(n) Dividends to Policyholders
We establish reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders' loss experience. Dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. We report these dividends within "Other insurance expenses" on the Consolidated Statements of Income. We do not issue policies that entitle the policyholder to participate in the earnings or surplus of our Insurance Subsidiaries.

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

(q) Pension
Our pension and post-retirement life benefit obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled, based on the average life expectancy of the employee. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts that the Board of Directors of Selective Insurance Company of America (“SICA”) may approve from time to time.

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

We adopted ASU 2016-01 in the first quarter of 2018 and recognized a $30.7 million cumulative-effect adjustment to the opening balances of accumulated other comprehensive income ("AOCI") and retained earnings, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, beginning in the first quarter of 2018, changes in unrealized gains or losses on this portfolio are no longer recorded to AOCI, but are instead recognized in income through "Net unrealized losses on equity securities" on our Consolidated Statements of Income. See Note 5. "Investments" below for information regarding unrealized equity losses recognized in income for 2018.

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

In August 2016, the FASB issued ASU 2016-15. As mentioned above, this ASU adds guidance on the categorization of distributions from equity method investees within the statement of cash flows. In accordance with this guidance, we made an accounting policy election to classify these distributions using the cumulative earnings approach. This election resulted in a restatement to operating and investing cash flows as outlined in the table below. ASU 2016-15 also added or clarified guidance on the cash flow classification of certain cash receipts and payments, including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; and (iii) separately identifiable cash flows and application of the predominance principle. The updated guidance for these topics did not result in any restatements to our statement of cash flows.

In November 2016, the FASB issued ASU 2016-18. ASU 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents in the reconciliation of beginning and ending cash on the statements of cash flows.
This update also requires a reconciliation of the statement of the cash flows to the balance sheet if the balance sheet includes more than one line item containing cash, cash equivalents, and restricted cash. We have restricted cash related to our participation in the NFIP, which we had previously reported as part of "Other assets" on the Consolidated Balance Sheets.

Beginning in the first quarter of 2018, we are reporting restricted cash in its own line item on the Consolidated Balance Sheets to aid in the reconciliation of the amounts presented on the Consolidated Statements of Cash Flows. We have also restated
prior year balances on the Consolidated Balance Sheets to conform to the current year presentation.

The adoption of this guidance resulted in a restatement of operating cash flows in 2017 and 2016 to remove the impact of the change in restricted cash from operating activities and include the restricted cash balance in the reconciliation of beginning and ending cash balances on the Statements of Cash Flows. In addition, we have included the required reconciliation in Note 4.
"Statements of Cash Flows" below.

ASU 2016-15 and ASU 2016-18 resulted in the following line item restatements within operating and investing cash flows on the Statements of Cash Flows:

	December 31, 2017		December 31, 2016
($ in thousands)	Prior to Adoption	After Adoption	Prior to Adoption	After Adoption
Undistributed (gains) losses of equity method investments	$(6,393)	(5,362)	$(2,316)	318
Distributions in excess of current year income of equity method investments	—	552	—	—
(Increase) decrease in other assets	(9,872)	(2,643)	(30,071)	(4,979)
Net cash provided by operating activities	370,733	379,545	301,783	329,509

Distributions from other investments	23,426	21,843	26,837	24,202
Net cash used in investing activities	(331,075)	(332,658)	(318,101)	(320,736)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill
Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the two part goodwill impairment test, which required entities to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are to be applied on a prospective basis for annual or interim goodwill impairment tests in fiscal years beginning after
December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 in the first quarter of 2018 and it had no impact on us.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires that an employer report a pension plan's service cost in the same line item or line items as other compensation costs arising from services rendered by pertinent employees during the period. ASU 2017-07 also requires that other components of net benefit cost be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted at the beginning of an annual period. We adopted ASU 2017-07 in the first quarter of 2018, but it had no impact on us as our pension plan was frozen as of March 2016 and we have therefore ceased accruing additional service fee costs since that time.

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

Pronouncements to be effective in the future
The FASB has issued new leasing guidance through ASU 2016-02, Leases, which was issued in February 2016, as well as additional implementation guidance that was issued in 2018 (collectively referred to as "ASU 2016-02"). ASU 2016-02 requires all lessees to recognize assets and liabilities on their balance sheets for the rights and obligations created by leases with terms longer than 12 months. For leases with a term of 12 months or less, an accounting policy election is allowed to recognize lease expense on a straight-line basis over the lease term. Under the new lease guidance, we expect an increase in assets and liabilities as we will recognize operating leases for office space, fleet vehicles, and equipment on our Consolidated Balance Sheets for the first time. ASU 2016-02 allows for certain practical expedients, accounting policy elections, and a transition method election. We currently plan to adopt practical expedients related to reassessing: (i) whether our existing contracts are, or contain, leases; (ii) lease classification for existing leases; and (iii) initial direct costs for existing leases. Additionally, we plan to adopt accounting policy elections to: (i) aggregate lease and non-lease components of a contract into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term. We will be adopting ASU 2016-02 effective January 1, 2019 with a cumulative-effect adjustment to the opening balance of retained earnings as of that date. We do not anticipate the impact of this guidance to be material to our financial condition or results of operations, as operating lease right-of-use assets are expected to be approximately $21 million at transition with related lease liabilities of approximately $20 million. The differential of $1 million will be recognized, on an after-tax basis, as a cumulative-effect adjustment to the opening balance of 2019 retained earnings. Financing lease right-of-use assets and the related lease liabilities are expected to be approximately $1 million as of January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”).  ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, HTM debt securities, trade receivables, and reinsurance recoverables. This ASU will not impact the impairment accounting model for AFS debt securities. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to
Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of
Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance will not have a material impact on our financial condition or results of operations.

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

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2018, 2017, and 2016 is as follows:

($ in thousands)	2018	2017	2016
Cash paid during the period for:
Interest	$23,992	23,905	22,098
Federal income tax	29,193	62,000	46,405

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	52,277	22,511	23,579
Corporate actions related to equity securities[1]	944	4,725	3,263
Assets acquired under capital lease arrangements	4,119	278	3,151
Non-cash purchase of property and equipment	291	—	78
1Examples of corporate actions include exchanges, non-cash acquisitions, and stock-splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2018	December 31, 2017
Cash	$505	534
Restricted cash	16,414	44,176
Total cash and restricted cash shown in the Statements of Cash Flows	$16,919	44,710

Amounts included in restricted cash represent cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2018, 2017, and 2016:

($ in thousands)	2018	2017	2016
AFS securities:
Fixed income securities	$2,302	85,806	38,781
Equity securities	—	38,894	25,864
Total AFS securities	2,302	124,700	64,645

HTM securities:
Fixed income securities	89	(21)	159
Total HTM securities	89	(21)	159

Total net unrealized gains	2,391	124,679	64,804
Deferred income tax	(502)	(44,103)	(22,681)
Net unrealized gains, net of deferred income tax	1,889	80,576	42,123

Cumulative effect adjustment due to accounting change for equity unrealized[1]	30,726	—	—
Cumulative effect adjustment due to accounting changes due to accounting change for stranded tax assets[1]	(17,920)	—	—
Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$(65,881)	38,453	(2,873)
1Upon adoption of ASU 2016-01, we recognized a $30.7 million cumulative-effect adjustment to the opening balance of AOCI, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, upon adoption of ASU 2018-02, we recognized a one-time reclassification from AOCI to retained earnings for $17.9 million representing the stranded tax assets related to our investment portfolio that were created in AOCI from the enactment of Tax Reform. See Note 3. "Adoption of Accounting Pronouncements" above for additional information.

(b) Information regarding our HTM fixed income securities as of December 31, 2018 and December 31, 2017 was as follows:

December 31, 2018		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$17,431	39	17,470	504	(5)	17,969
Corporate securities	19,590	50	19,640	855	(147)	20,348
Total HTM fixed income securities	$37,021	89	37,110	1,359	(152)	38,317

December 31, 2017		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	25,154	84	25,238	1,023	—	26,261
Corporate securities	16,996	(105)	16,891	1,003	(55)	17,839
Total HTM fixed income securities	$42,150	(21)	42,129	2,026	(55)	44,100

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(c) Information regarding our AFS securities as of December 31, 2018 and December 31, 2017 were as follows:

December 31, 2018
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$120,092	1,810	(592)	121,310
Foreign government	23,202	36	(107)	23,131
Obligations of states and political subdivisions	1,121,615	19,485	(2,631)	1,138,469
Corporate securities	1,639,852	5,521	(27,965)	1,617,408
CLO and other ABS	720,193	4,112	(6,943)	717,362
CMBS	527,409	3,417	(3,748)	527,078
RMBS	1,118,435	12,988	(3,081)	1,128,342
Total AFS fixed income securities	$5,270,798	47,369	(45,067)	5,273,100

December 31, 2017
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$49,326	647	(233)	49,740
Foreign government	18,040	526	(11)	18,555
Obligations of states and political subdivisions	1,539,307	44,245	(582)	1,582,970
Corporate securities	1,588,339	30,891	(1,762)	1,617,468
CLO and other ABS	789,152	6,508	(202)	795,458
CMBS	382,727	1,563	(841)	383,449
RMBS	709,825	6,487	(1,430)	714,882
Total AFS fixed income securities	5,076,716	90,867	(5,061)	5,162,522
AFS equity securities:
Common stock	129,696	38,287	(226)	167,757
Preferred stock	14,115	904	(71)	14,948
Total AFS equity securities	143,811	39,191	(297)	182,705
Total AFS securities	$5,220,527	130,058	(5,358)	5,345,227

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets. As of the first quarter of 2018, equity securities are no longer required to be included in the table above under new accounting guidance that provides that unrealized gains and losses on equity securities should no longer be recognized in AOCI, but instead recognized though income. Refer to Note 3. "Adoption of Accounting Pronouncements" for additional information regarding the adoption of ASU 2016-01.

(d) The severity of impairment on the securities in an unrealized/unrecognized loss position averaged approximately 2% of amortized cost at December 31, 2018 and approximately 1% at December 31, 2017. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had $0.2 million in unrealized/unrecognized losses at December 31, 2018 and $0.1 million in unrealized/unrecognized losses at December 31, 2017.

December 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$6,693	(174)	23,163	(418)	29,856	(592)
Foreign government	12,208	(93)	1,482	(14)	13,690	(107)
Obligations of states and political subdivisions	196,798	(2,074)	42,821	(557)	239,619	(2,631)
Corporate securities	1,041,952	(23,649)	78,953	(4,316)	1,120,905	(27,965)
CLO and other ABS	516,106	(6,750)	16,800	(193)	532,906	(6,943)
CMBS	229,338	(2,548)	66,294	(1,200)	295,632	(3,748)
RMBS	139,338	(1,660)	45,661	(1,421)	184,999	(3,081)
Total AFS fixed income securities	$2,142,433	(36,948)	275,174	(8,119)	2,417,607	(45,067)

December 31, 2017	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$23,516	(233)	250	—	23,766	(233)
Foreign government	1,481	(11)	—	—	1,481	(11)
Obligations of states and political subdivisions	107,514	(422)	14,139	(160)	121,653	(582)
Corporate securities	238,326	(1,744)	3,228	(18)	241,554	(1,762)
CLO and other ABS	74,977	(196)	1,655	(6)	76,632	(202)
CMBS	154,267	(773)	5,214	(68)	159,481	(841)
RMBS	269,485	(1,285)	11,200	(145)	280,685	(1,430)
Total AFS fixed income securities	869,566	(4,664)	35,686	(397)	905,252	(5,061)
AFS equity securities:
Common stock	4,727	(226)	—	—	4,727	(226)
Preferred stock	3,833	(71)	—	—	3,833	(71)
Total AFS equity securities	8,560	(297)	—	—	8,560	(297)
Total AFS securities	$878,126	(4,961)	35,686	(397)	913,812	(5,358)

The increase in the less than 12 months unrealized loss position was due to higher interest rates, with a 60-basis point increase in the 2-year U.S. Treasury Note yields and a 28-point basis increase in the 10-year U.S. Treasury Note yields during 2018. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors and our review of these securities under our OTTI policy as described in Note 2,“Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(e) Fixed income securities at December 31, 2018, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at December 31, 2018:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$188,309	13,502	13,693
Due after one year through five years	2,040,395	17,308	18,260
Due after five years through 10 years	2,863,528	6,300	6,364
Due after 10 years	180,868	—	—
Total fixed income securities	$5,273,100	37,110	38,317

(f) The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2018			December 31, 2017
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$84,352	93,688	178,040	52,251	99,026	151,277
Private credit	41,682	81,453	123,135	37,743	94,959	132,702
Real assets	27,862	27,129	54,991	25,379	27,014	52,393
Total alternative investments	153,896	202,270	356,166	115,373	220,999	336,372
Other securities[2]	25,042	—	25,042	16,895	—	16,895
Total other investments	$178,938	202,270	381,208	132,268	220,999	353,267
1The maximum exposure to loss includes both the carrying value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.
2Other securities primarily consists of tax credit investments.

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

Our alternative investment strategies generally employ low or moderate levels of leverage and may use hedging to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We typically cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments or income generated in the limited partnerships.

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

Balance Sheet Information
September 30,
($ in millions)	2018	2017
Investments	$28,292	21,046
Total assets	30,377	22,357
Total liabilities	4,532	4,767
Total partners’ capital	25,845	17,590

Income Statement Information
12 months ended September 30,
($ in millions)	2018	2017	2016
Net investment income (loss)	$134	(143)	(44)
Realized gains	1,981	325	1,374
Net change in unrealized appreciation (depreciation)	1,303	2,894	(719)
Net income	$3,418	3,076	611

Insurance Subsidiaries' alternative investments income (loss)	17.6	12.7	3.1

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of December 31, 2018 or December 31, 2017.

(h) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2018 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2018:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.5	22.5
Obligations of states and political subdivisions	—	—	3.9	3.9
Corporate securities	—	—	0.3	0.3
CMBS	7.2	18.1	—	25.3
RMBS	58.0	45.5	—	103.5
Total pledged as collateral	$65.2	63.6	26.7	155.5

(i) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2018	2017	2016
Fixed income securities	$178,104	153,230	129,306
Equity securities	7,764	6,442	7,368
Short-term investments	3,472	1,526	686
Other investments	17,799	12,871	2,940
Investment expenses	(11,803)	(12,187)	(9,546)
Net investment income earned	$195,336	161,882	130,754

(j) The following tables summarize OTTI by asset type for the periods indicated:

2018			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Corporate securities	$1,783	—	1,783
RMBS	2,903	—	2,903
Total AFS fixed income securities	4,686	—	4,686
Other investments	1,893	—	1,893
Total OTTI losses	$6,579	—	6,579

2017			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
U.S. government and government agencies	$36	—	36
Obligations of states and political subdivisons	612	—	612
Corporate securities	587	—	587
CLO and other ABS	96	—	96
CMBS	670	—	670
RMBS	1,183	(36)	1,219
Total AFS fixed income securities	3,184	(36)	3,220
AFS equity securities:
Common stock	1,435	—	1,435
Total AFS equity securities	1,435	—	1,435
Other investments	190	—	190
Total OTTI losses	$4,809	(36)	4,845

2016			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Obligations of states and political subdivisons	$2,797	—	2,797
CLO and other ABS	19	—	19
Corporate securities	1,880	—	1,880
CMBS	220	—	220
RMBS	275	10	265
Total AFS fixed income securities	5,191	10	5,181
AFS equity securities:
Common stock	3,316	—	3,316
Preferred stock	2	—	2
Total AFS equity securities	3,318	—	3,318
Total OTTI losses	$8,509	10	8,499

(k) Net realized and unrealized gains and losses included the following:

($ in thousands)	2018	2017	2016
Net realized (losses) gains on the disposals of securities:
Fixed income securities	$(34,953)	6,944	(3,668)
Equity securities	18,695	4,629	7,244
Short-term investments	(3)	(4)	(13)
Other investments	(2,714)	(365)	(1)
Net realized (losses) gains on the disposal of securities	(18,975)	11,204	3,562
OTTI charges	(6,579)	(4,845)	(8,499)
Net realized (losses) gains	(25,554)	6,359	(4,937)
Unrealized (losses) recognized in income on equity securities[1]	(29,369)	—	—
Total net realized and unrealized investment (losses) gains	$(54,923)	6,359	(4,937)
1Includes unrealized holding gains (losses) of: (i) $(3.1) million on equity securities remaining in our portfolio as of December 31, 2018; and (ii) $(26.3) million on equity securities sold in 2018.

The components of net realized (losses) gains on disposals were as follows:

($ in thousands)	2018	2017	2016
HTM fixed income securities
Gains	$2	44	3
Losses	—	(1)	(1)
AFS fixed income securities
Gains	5,460	10,193	7,741
Losses	(40,415)	(3,292)	(11,411)
Equity securities
Gains	23,203	5,829	8,108
Losses	(4,508)	(1,200)	(864)
Short-term investments
Gains	7	2	—
Losses	(10)	(6)	(13)
Other investments
Gains	—	494	3
Losses	(2,714)	(859)	(4)
Total net realized investment (losses) gains	$(18,975)	11,204	3,562

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS fixed income securities were $2,030.7 million, $1,197.9 million, and $926.5 million in 2018, 2017, and 2016, respectively. Proceeds from sale of equity securities were $113.3 million, $38.0 million, and $119.6 million in 2018, 2017, and 2016, respectively.

Net realized (losses) gains in the table above were driven by the following:

•	2018: Higher trading volume driven by opportunistic sales in both our fixed income securities and equity portfolios.

•	2017: Higher trading volume in our fixed income securities portfolio related to a more active external investment management approach and opportunistic sales in our equity portfolio.
2016: A repositioning of our equity portfolio, partially offset by net losses in our AFS fixed income portfolio related to the change in our strategy to more actively manage this portfolio.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2018, 2017, and 2016 were as follows:

2018
($ in thousands)	Gross	Tax	Net
Net income	$211,721	32,782	178,939
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(123,145)	(25,861)	(97,284)
Amounts reclassified into net income:
HTM securities	110	23	87
Realized losses on AFS securities	39,641	8,325	31,316
Net unrealized losses	(83,394)	(17,513)	(65,881)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(11,273)	(2,367)	(8,906)
Amounts reclassified into net income:
Net actuarial loss	2,127	447	1,680
Defined benefit pension and post-retirement plans	(9,146)	(1,920)	(7,226)
Other comprehensive loss	(92,540)	(19,433)	(73,107)
Comprehensive income	$119,181	13,349	105,832

2017
($ in thousands)	Gross	Tax	Net
Net income	$261,968	93,142	168,826
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	66,894	23,879	43,015
Non-credit portion of OTTI recognized in OCI	36	13	23
Amounts reclassified into net income:
HTM securities	(179)	(63)	(116)
Non-credit OTTI	104	36	68
Realized gains on AFS securities	(6,979)	(2,442)	(4,537)
Net unrealized gains	59,876	21,423	38,453
Defined benefit pension and post-retirement plans:
Net actuarial loss	(4,684)	(984)	(3,700)
Amounts reclassified into net income:
Net actuarial loss	2,102	735	1,367
Defined benefit pension and post-retirement plans	(2,582)	(249)	(2,333)
Other comprehensive income	57,294	21,174	36,120
Comprehensive income	$319,262	114,316	204,946

2016
($ in thousands)	Gross	Tax	Net
Net income	$219,955	61,460	158,495
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(9,195)	(3,218)	(5,977)
Non-credit portion of OTTI recognized in OCI	(10)	(4)	(6)
Amounts reclassified into net income:
HTM securities	(141)	(49)	(92)
Non-credit OTTI	213	75	138
Realized losses on AFS securities	4,713	1,649	3,064
Net unrealized losses	(4,420)	(1,547)	(2,873)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(12,079)	(4,227)	(7,852)
Amounts reclassified into net income:
Net actuarial loss	6,462	2,262	4,200
Defined benefit pension and post-retirement plans	(5,617)	(1,965)	(3,652)
Other comprehensive loss	(10,037)	(3,512)	(6,525)
Comprehensive income	$209,918	57,948	151,970

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2018 and 2017 were as follows:

	Net Unrealized (Loss) Gain on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2016	$(150)	102	42,170	42,122	(58,072)	(15,950)
OCI before reclassifications	23	—	43,015	43,038	(3,700)	39,338
Amounts reclassified from AOCI	68	(116)	(4,537)	(4,585)	1,367	(3,218)
Net current period OCI	91	(116)	38,478	38,453	(2,333)	36,120
Balance, December 31, 2017	(59)	(14)	80,648	80,575	(60,405)	20,170
Cumulative effect adjustments[1]	(12)	(2)	(12,792)	(12,806)	(12,213)	(25,019)
Balance: December 31, 2017 as adjusted	$(71)	(16)	67,856	67,769	(72,618)	(4,849)
OCI before reclassifications	—	—	(97,284)	(97,284)	(8,906)	(106,190)
Amounts reclassified from AOCI	—	87	31,316	31,403	1,680	33,083
Net current period OCI	—	87	(65,968)	(65,881)	(7,226)	(73,107)
Balance, December 31, 2018	$(71)	71	1,888	1,888	(79,844)	(77,956)

1 Upon adoption of ASU 2016-01 and ASU 2018-02 in the first quarter of 2018, we recognized a $25.0 million cumulative-effect adjustment to the opening balance of AOCI, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017 and the one-time reclassification from AOCI to retained earnings for the stranded tax assets that were created in AOCI from the enactment of Tax Reform. See Note 3. "Adoption of Accounting Pronouncements" above for additional information.
The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2018	Year ended December 31, 2017	Affected Line Item in the Consolidated Statements of Income
OTTI related
Non-credit OTTI on disposed securities	$—	104	Net realized and unrealized (losses) gains
	—	104	Income before federal income tax
	—	(36)	Total federal income tax expense
	—	68	Net income
HTM related
Unrealized losses on HTM disposals	137	32	Net realized and unrealized (losses) gains
Amortization of net unrealized gains on HTM securities	(27)	(211)	Net investment income earned
	110	(179)	Income before federal income tax
	(23)	63	Total federal income tax expense
	87	(116)	Net income
Realized losses (gains) on AFS
Realized losses (gains) on AFS disposals	39,641	(6,979)	Net realized and unrealized (losses) gains
	39,641	(6,979)	Income before federal income tax
	(8,325)	2,442	Total federal income tax expense
	31,316	(4,537)	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	450	450	Loss and loss expense incurred
	1,677	1,652	Other insurance expenses
Total defined benefit pension and post-retirement life	2,127	2,102	Income before federal income tax
	(447)	(735)	Total federal income tax expense
	1,680	1,367	Net income

Total reclassifications for the period	$33,083	(3,218)	Net income

Note 7. Fair Value Measurements
The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Fixed income securities:
HTM	$37,110	38,317	42,129	44,100
AFS	5,273,100	5,273,100	5,162,522	5,162,522
Equity securities	147,639	147,639	182,705	182,705
Short-term investments	323,864	323,864	165,555	165,555

Long-term debt:
7.25% Senior Notes	49,907	57,032	49,904	61,391
6.70% Senior Notes	99,462	107,075	99,446	116,597
5.875% Senior Notes	185,000	177,230	185,000	186,332
1.61% Borrowings from FHLBNY	25,000	24,218	25,000	24,270
1.56% Borrowings from FHLBNY	25,000	24,162	25,000	24,210
3.03% Borrowings from FHLBI	60,000	58,905	60,000	60,334
Subtotal long-term debt	444,369	448,622	444,350	473,134
Unamortized debt issuance costs	(4,829)		(5,234)
Total long-term debt	$439,540		439,116

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2018 and 2017:

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$121,310	78,381	42,929	—
Foreign government	23,131	—	23,131	—
Obligations of states and political subdivisions	1,138,469	—	1,138,469	—
Corporate securities	1,617,408	—	1,617,408	—
CLO and other ABS	717,362	—	709,953	7,409
CMBS	527,078	—	527,078	—
RMBS	1,128,342	—	1,128,342	—
Total AFS fixed income securities	5,273,100	78,381	5,187,310	7,409
Equity securities:
Common stock[2]	144,727	107,397	—	—
Preferred stock	2,912	2,912	—	—
Total equity securities	147,639	110,309	—	—
Short-term investments	323,864	321,370	2,494	—
Total assets measured at fair value	$5,744,603	510,060	5,189,804	7,409

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$49,740	24,652	25,088	—
Foreign government	18,555	—	18,555	—
Obligations of states and political subdivisions	1,582,970	—	1,582,970	—
Corporate securities	1,617,468	—	1,617,468	—
CLO and other ABS	795,458	—	795,458	—
CMBS	383,449	—	376,895	6,554
RMBS	714,882	—	714,882	—
Total AFS fixed income securities	5,162,522	24,652	5,131,316	6,554
AFS equity securities:
Common stock	167,757	138,640	—	5,398
Preferred stock	14,948	14,948	—	—
Total AFS equity securities	182,705	153,588	—	5,398
Total AFS securities	5,345,227	178,240	5,131,316	11,952
Short-term investments	165,555	165,555	—	—
Total assets measured at fair value	$5,510,782	343,795	5,131,316	11,952
1There were no transfers of securities between Level 1 and Level 2.
2In accordance with ASU 2015-07, investments amounting to $37.3 million and $23.7 million at December 31, 2018 and December 31, 2017, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information during 2018:

2018
($ in thousands)	CMBS	CLO and Other ABS	Common Stock	Total
Fair value, December 31, 2017	$6,554	—	5,398	11,952
Total net (losses) gains for the period included in:
OCI	—	—	—	—
Net income	—	—	—	—
Purchases	—	7,409	—	7,409
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(6,554)	—	(5,398)	(11,952)
Fair value, December 31, 2018	$—	7,409	—	7,409

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at December 31, 2018 and 2017:

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,969	—	17,969	—
Corporate securities	20,348	—	20,348	—
Total HTM fixed income securities	$38,317	—	38,317	—
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,032	—	57,032	—
6.70% Senior Notes	107,075	—	107,075	—
5.875% Senior Notes	177,230	177,230	—	—
1.61% Borrowings from FHLBNY	24,218	—	24,218	—
1.56% Borrowings from FHLBNY	24,162	—	24,162	—
3.03% Borrowings from FHLBI	58,905	—	58,905	—
Total long-term debt	$448,622	177,230	271,392	—

December 31, 2017		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$26,261	—	26,261	—
Corporate securities	17,839	—	12,306	5,533
Total HTM fixed income securities	$44,100	—	38,567	5,533
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	116,597	—	116,597	—
5.875% Senior Notes	186,332	186,332	—	—
1.61% Borrowings from FHLBNY	24,270	—	24,270	—
1.56% Borrowings from FHLBNY	24,210	—	24,210	—
3.03% Borrowings from FHLBI	60,334	—	60,334	—
Total long-term debt	$473,134	186,332	286,802	—

Note 8. Reinsurance
Our Financial Statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are prepared to accept. Our major treaties covering property, property catastrophe, and casualty business are excess of loss contracts. In addition, we have an intercompany quota share pooling arrangement and other minor reinsurance treaties.

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2020. TRIPRA requires private insurers and the United States government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2019, our deductible is approximately $339 million. For losses above the deductible, the federal government will pay 81% of losses to an industry limit of $100 billion, and the insurer retains 19%. The federal share of losses will be reduced to 80% in 2020.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. In addition to this direct counterparty credit risk, we have indirect counterparty credit risk as our reinsurers often enter into their own reinsurance programs, or retrocessions, as part of managing their exposure to large losses. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. On an ongoing basis, we review amounts outstanding, length of collection period, changes in reinsurer credit ratings, and other relevant factors to determine collectability of reinsurance recoverables. The allowance for uncollectible reinsurance recoverables was $4.5 million at December 31, 2018 and $4.6 million at December 31, 2017.

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2018		As of December 31, 2017
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$549,172		$594,832
Total prepaid reinsurance premiums	157,723		153,493
Total reinsurance balance	706,895		748,325

Federal and state pools[1]:
NFIP	170,453	24%	204,161	27%
New Jersey Unsatisfied Claim Judgment Fund	55,167	7	62,947	9
Other	3,602	1	3,634	—
Total federal and state pools	229,222	32	270,742	36
Remaining reinsurance balance	$477,673	68	$477,583	64

Munich Re Group (A.M. Best rated "A+")	$112,841	16	$117,460	16
Hannover Ruckversicherungs AG (A.M. Best rated "A+")	101,835	14	101,652	14
AXIS Reinsurance Company (A.M. Best rated "A+")	69,102	10	62,396	8
Swiss Re Group (A.M. Best rated "A+")	37,519	5	40,772	5
Transatlantic Reinsurance Company (A.M. Best rated “A+”)	17,686	3	13,237	2
Endurance Specialty Ins. LTD. (A.M. Best rated “A+”)	15,163	2	18,469	2
Partner Reinsurance Company of the U.S. (A.M. Best rated “A”)	12,261	2	16,925	2
All other reinsurers	111,266	16	106,672	15
Total reinsurers	477,673	68%	477,583	64%
Less: collateral[2]	(112,201)		(122,413)
Reinsurers, net of collateral	$365,472		$355,170
 1Considered to have minimal risk of default.
2Includes letters of credit, trust funds, and funds held against reinsurance recoverables.

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred:

($ in thousands)	2018	2017	2016
Premiums written:
Direct	$2,890,633	2,733,459	2,577,259
Assumed	26,250	26,685	28,779
Ceded	(402,597)	(389,503)	(368,750)
Net	$2,514,286	2,370,641	2,237,288

Premiums earned:
Direct	$2,808,764	2,647,488	2,484,715
Assumed	25,831	25,831	28,214
Ceded	(398,366)	(382,292)	(363,357)
Net	$2,436,229	2,291,027	2,149,572

Loss and loss expense incurred:
Direct	$1,706,951	1,570,678	1,560,356
Assumed	21,469	17,588	22,708
Ceded	(230,286)	(243,192)	(348,267)
Net	$1,498,134	1,345,074	1,234,797

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, and loss and loss expense are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2018	2017	2016
Ceded premiums written	$(248,053)	(241,345)	(232,245)
Ceded premiums earned	(244,238)	(235,088)	(227,882)
Ceded loss and loss expense incurred	(144,967)	(160,922)	(239,891)

Note 9. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2018	2017	2016
Gross reserves for loss and loss expense, at beginning of year	$3,771,240	3,691,719	3,517,728
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	585,855	611,200	551,019
Net reserves for loss and loss expense, at beginning of year	3,185,385	3,080,519	2,966,709
Incurred loss and loss expense for claims occurring in the:
Current year	1,527,997	1,384,266	1,300,565
Prior years	(29,863)	(39,192)	(65,768)
Total incurred loss and loss expense	1,498,134	1,345,074	1,234,797
Paid loss and loss expense for claims occurring in the:
Current year	573,718	497,486	450,811
Prior years	753,321	742,722	670,176
Total paid loss and loss expense	1,327,039	1,240,208	1,120,987
Net reserves for loss and loss expense, at end of year	3,356,480	3,185,385	3,080,519
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	537,388	585,855	611,200
Gross reserves for loss and loss expense at end of year	$3,893,868	3,771,240	3,691,719

Our net loss and loss expense reserves increased by $171.1 million in 2018, $104.9 million in 2017, and $113.8 million in 2016. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $67.7 million for 2018, $64.8 million for 2017, and $64.9 million for 2016. The increase in net loss and loss expense reserves in 2018 was primarily driven by increases in: (i) current year loss costs on our commercial automobile line of business; and (ii) exposure due to premium growth. This increase was partially offset by favorable prior year loss development, largely driven by the workers compensation and general liability lines of business.

In 2018, we experienced overall net favorable prior year loss development of $29.9 million, compared to $39.2 million in 2017 and $65.8 million in 2016. The following table summarizes the prior year development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2018	2017	2016
General Liability	$(9.5)	(48.3)	(45.0)
Commercial Automobile	36.7	35.6	25.3
Workers Compensation	(83.0)	(52.3)	(56.0)
Businessowners' Policies	(1.5)	1.9	1.8
Commercial Property	7.5	8.7	0.3
Homeowners	9.8	0.4	1.7
Personal Automobile	3.0	6.7	1.0
E&S Casualty Lines	12.0	10.0	6.0
E&S Property Lines	(4.8)	0.1	1.2
Other	(0.1)	(2.0)	(2.1)
Total	$(29.9)	(39.2)	(65.8)

The Insurance Subsidiaries had $29.9 million of favorable prior accident year development during 2018, which included $41.5 million of net favorable casualty development and $11.6 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Partially offsetting this net favorable development was $37.5 million of unfavorable casualty development in the commercial auto line of business. In addition, our E&S casualty lines experienced unfavorable development of $12.0 million in 2018.

The majority of the 2018 net favorable development was attributable to our workers compensation line of business, which was impacted by continued favorable medical trends in accident years 2017 and prior. Partially offsetting this was adverse development in the commercial automobile line of business, driven by increases in severities in accident years 2015 through 2017.

The Insurance Subsidiaries had $39.2 million of favorable prior accident year development during 2017, which included $48.6 million of net favorable casualty development and $9.4 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business, including products liability and excess liability. Partially offsetting this net favorable development was $36.0 million of unfavorable casualty development in the commercial auto line of business, which was primarily driven by: (i) higher than expected frequencies and severities in accident years 2015 and 2016, and (ii) higher than expected severities in accident years 2012 through 2014. In addition, our E&S casualty lines experienced unfavorable development of $10.0 million in 2017.

The majority of the 2017 net favorable development was attributable to accident years 2014 and prior, driven by the general liability and workers compensation lines of business. This net favorable development was partially offset by unfavorable development in accident years 2015 and 2016 attributable to our commercial auto and E&S casualty lines of business. The unfavorable development in our commercial auto line of business was driven primarily by bodily injury liability for accident years 2012 through 2016, driven by higher than expected frequency and severity.

The Insurance Subsidiaries had $65.8 million of favorable prior accident year development during 2016, which included $69.0 million of net favorable casualty development and $3.2 million of unfavorable property development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business, including products liability and excess liability. Partially offsetting this net favorable development was $25 million of unfavorable casualty development in the commercial automobile line of business. In addition, our E&S casualty lines experienced unfavorable development of $6.0 million in 2016.

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

The following table details our loss and loss expense reserves for various asbestos and environmental claims:

	2018
($ in millions)	Gross	Net
Asbestos	$7.3	6.1
Landfill sites	12.2	7.4
Underground storage tanks	10.5	9.3
Total	$30.0	22.8

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

The following table provides a roll forward of gross and net asbestos and environmental incurred loss and loss expense and related reserves thereon:

	2018		2017		2016
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$7,577	6,346	7,847	6,615	8,024	6,793
Incurred loss and loss expense	—	—	—	—	77	77
Less: loss and loss expense paid	(249)	(249)	(270)	(269)	(254)	(255)
Reserves for loss and loss expense at the end of year	$7,328	6,097	7,577	6,346	7,847	6,615

Environmental
Reserves for loss and loss expense at beginning of year	$20,838	14,866	22,115	16,101	22,387	16,368
Incurred loss and loss expense	3,059	2,877	126	—	1,406	1,303
Less: loss and loss expense paid	(1,205)	(1,057)	(1,403)	(1,235)	(1,678)	(1,570)
Reserves for loss and loss expense at the end of year	$22,692	16,686	20,838	14,866	22,115	16,101

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$28,415	21,212	29,962	22,716	30,411	23,161
Incurred loss and loss expense	3,059	2,877	126	—	1,483	1,380
Less: loss and loss expense paid	(1,454)	(1,306)	(1,673)	(1,504)	(1,932)	(1,825)
Reserves for loss and loss expense at the end of year	$30,020	22,783	28,415	21,212	29,962	22,716

(c) The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities. During the experience period, we implemented a series of claims-related initiatives and claims management changes. These initiatives focused on claims handling and reserving, medical claims costs, and loss expenses. As a result of these initiatives, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$920,143	941,972	916,691	883,590	870,057	869,927	857,960	853,401	848,413	846,017	34,771	85,707
2010		950,114	973,742	977,959	956,600	943,118	922,404	915,131	907,074	904,561	42,224	94,400
2011			1,042,576	1,061,667	1,062,233	1,056,107	1,033,518	1,023,726	1,019,351	1,013,115	50,251	104,677
2012				1,065,437	1,071,290	1,020,655	998,028	973,089	973,644	973,411	66,071	103,949
2013					1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	987,763	86,250	91,084
2014						1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	117,760	94,774
2015							1,114,081	1,130,513	1,144,830	1,138,313	175,271	93,673
2016								1,188,608	1,203,634	1,227,142	319,825	93,724
2017									1,270,110	1,313,372	471,978	96,426
2018										1,413,800	677,444	96,408
									Total	10,921,712

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$277,275	442,417	540,982	634,902	695,249	736,100	760,589	775,885	784,713	791,281
2010		328,826	509,910	625,229	704,895	773,536	803,773	823,770	835,532	846,386
2011			391,944	585,867	692,730	782,655	852,202	901,801	924,111	940,626
2012				378,067	555,819	651,544	743,742	810,135	856,195	879,372
2013					335,956	518,872	644,475	748,758	833,823	872,331
2014						405,898	614,075	736,154	855,959	936,425
2015							376,641	581,203	725,385	845,868
2016								387,272	617,958	764,331
2017									433,440	678,453
2018										511,271
									Total	8,066,344
					All outstanding liabilities before 2009, net of reinsurance					361,631
				Liabilities for loss and loss expenses, net of reinsurance						3,216,999

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$237,913	241,625	233,530	223,146	212,947	211,243	206,387	205,741	201,568	203,176	15,951	13,873
2010		215,208	228,680	242,499	237,154	222,328	211,619	208,968	202,394	206,146	18,634	12,696
2011			227,769	228,720	239,480	230,785	217,256	211,196	212,011	211,500	20,973	11,614
2012				238,979	245,561	215,083	194,144	175,305	175,268	180,659	25,251	9,960
2013					250,609	251,421	239,776	225,709	210,785	203,831	35,971	10,326
2014						244,312	249,946	257,132	239,333	234,082	57,041	10,513
2015							254,720	245,710	246,990	233,249	84,861	10,253
2016								277,214	272,048	277,986	142,991	10,213
2017									293,747	293,128	202,925	10,032
2018										317,934	270,267	8,741
									Total	2,361,691

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$14,346	37,143	64,970	103,213	130,554	151,920	166,767	176,316	180,621	183,263
2010		15,726	46,201	80,018	113,050	143,360	161,487	172,394	178,179	183,988
2011			13,924	42,692	73,643	102,978	135,377	159,768	170,525	181,856
2012				13,030	35,241	56,580	89,008	109,448	130,866	144,451
2013					12,789	35,113	72,127	104,587	139,114	153,628
2014						14,901	46,825	79,972	121,969	154,957
2015							14,665	39,978	78,668	116,804
2016								15,684	46,549	89,431
2017									17,366	49,470
2018										19,531
									Total	1,277,379
					All outstanding liabilities before 2009, net of reinsurance					90,918
				Liabilities for loss and loss expenses, net of reinsurance						1,175,230

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$197,504	215,946	213,036	210,109	210,756	216,992	212,536	208,611	208,142	205,125	18,242	12,218
2010		198,371	214,469	212,815	211,030	214,916	212,448	208,155	204,423	199,539	22,614	12,185
2011			205,238	218,973	214,743	215,114	210,591	205,708	200,674	194,821	26,226	11,850
2012				203,864	208,036	199,360	195,197	188,596	187,359	183,314	30,444	11,613
2013					199,794	194,318	187,658	173,160	166,662	162,787	30,648	11,372
2014						199,346	187,065	182,579	172,515	164,420	33,422	10,488
2015							193,729	194,639	183,604	179,642	34,940	10,544
2016								196,774	184,946	176,248	56,258	10,553
2017									195,202	184,306	72,213	10,745
2018										193,894	98,015	10,553
									Total	1,844,096

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$37,885	87,299	117,019	133,116	145,417	154,726	160,529	164,336	167,894	171,205
2010		46,795	93,281	122,442	137,184	149,086	153,795	158,078	162,796	165,526
2011			42,941	90,836	118,847	134,646	139,232	149,269	154,320	158,535
2012				40,911	86,909	108,211	122,755	132,052	139,477	143,281
2013					36,829	74,568	96,376	109,739	118,669	124,130
2014						35,924	78,944	100,876	113,626	119,392
2015							33,857	77,320	98,195	112,601
2016								34,525	78,531	98,037
2017									40,375	82,216
2018										41,122
									Total	1,216,045
					All outstanding liabilities before 2009, net of reinsurance					245,831
				Liabilities for loss and loss expenses, net of reinsurance						873,882

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$199,541	191,079	182,724	169,858	166,682	162,911	161,251	161,923	161,300	161,057	574	24,749
2010		187,562	189,305	187,778	181,923	179,854	172,969	173,157	173,471	173,080	762	25,406
2011			174,006	183,044	182,325	178,421	172,617	174,882	174,514	173,507	1,633	25,398
2012				179,551	191,947	183,527	184,289	184,367	186,128	184,633	2,259	24,025
2013					188,289	205,282	209,197	207,994	210,410	207,975	3,756	25,556
2014						200,534	212,725	216,824	219,925	218,172	8,718	27,528
2015							220,994	240,958	253,074	259,495	19,192	29,092
2016								255,187	274,367	285,302	46,407	30,855
2017									301,274	329,389	98,125	32,122
2018										347,908	164,906	32,895
									Total	2,340,518

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$63,126	94,406	113,697	137,564	149,949	155,560	158,303	159,723	160,013	160,456
2010		68,098	99,254	128,015	146,913	163,513	167,227	169,100	169,793	171,693
2011			69,849	99,196	121,576	142,507	157,291	166,082	170,000	170,913
2012				73,316	105,371	127,235	148,669	168,114	176,656	179,501
2013					76,469	109,893	140,015	169,850	189,626	200,750
2014						80,810	117,169	148,884	180,701	202,821
2015							91,347	132,260	175,866	211,515
2016								106,022	155,720	200,701
2017									117,287	178,823
2018										134,867
									Total	1,812,040
					All outstanding liabilities before 2009, net of reinsurance					3,842
				Liabilities for loss and loss expenses, net of reinsurance						532,320

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$48,535	51,762	46,645	43,828	43,553	44,938	44,299	44,273	43,933	44,028	323	3,474
2010		53,669	49,285	42,408	39,915	40,899	40,581	41,239	41,197	40,920	381	3,918
2011			54,469	57,083	51,047	58,242	59,256	58,966	58,456	58,735	1,140	4,959
2012				54,342	48,029	46,303	44,172	44,077	43,747	43,418	430	5,542
2013					49,617	42,618	41,005	40,624	41,369	39,709	1,404	3,482
2014						55,962	60,949	62,548	59,806	58,517	2,959	4,062
2015							52,871	53,768	57,245	55,925	6,215	3,952
2016								52,335	53,792	54,993	9,272	3,823
2017									46,624	48,698	13,087	3,808
2018										55,024	16,177	3,823
									Total	499,967

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$18,915	29,612	32,689	36,073	40,052	42,895	43,358	43,448	43,547	43,596
2010		20,821	28,131	31,027	34,705	37,819	38,900	40,279	40,395	40,439
2011			27,884	37,362	41,011	46,444	52,114	55,856	57,045	57,365
2012				22,199	31,833	35,089	37,215	38,766	40,627	41,326
2013					17,412	26,592	30,845	34,760	37,993	38,464
2014						28,914	40,584	44,911	49,460	52,940
2015							24,189	36,014	42,710	46,571
2016								24,655	36,848	39,973
2017									21,865	31,337
2018										29,995
									Total	422,006
					All outstanding liabilities before 2009, net of reinsurance					7,783
				Liabilities for loss and loss expenses, net of reinsurance						85,744

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$82,619	82,124	82,025	82,014	80,774	80,455	80,558	80,545	80,416	80,410	2	7,009
2010		105,647	96,851	97,386	96,127	95,530	95,363	95,178	95,155	95,142	4	7,668
2011			136,954	131,667	130,942	131,282	131,353	131,113	131,049	131,009	6	9,038
2012				118,464	114,224	115,375	116,658	117,102	117,170	117,225	21	8,515
2013					88,101	90,639	90,103	90,005	90,436	90,278	28	5,713
2014						141,192	136,249	136,820	138,751	138,155	57	6,514
2015							110,270	109,513	111,750	111,566	77	6,401
2016								121,927	126,185	125,937	405	6,727
2017									138,773	149,106	(76)	6,850
2018										183,177	7,052	7,695
									Total	1,222,005

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$59,933	78,695	80,433	80,894	80,251	80,352	80,529	80,509	80,405	80,393
2010		69,543	91,918	94,602	95,111	95,270	95,147	95,156	95,150	95,138
2011			94,538	127,580	129,579	130,681	131,060	131,115	131,089	131,100
2012				81,528	108,834	111,503	114,699	116,291	116,625	116,671
2013					60,244	87,874	90,446	90,350	90,840	90,696
2014						101,131	132,909	136,634	137,883	137,418
2015							79,048	106,182	109,829	110,994
2016								83,966	118,789	122,930
2017									99,047	142,338
2018										135,416
									Total	1,163,094
					All outstanding liabilities before 2009, net of reinsurance					69
				Liabilities for loss and loss expenses, net of reinsurance						58,980

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$93,808	103,319	105,033	103,908	104,734	103,866	103,393	103,412	103,348	103,303	146	17,346
2010		103,340	110,075	112,346	109,515	107,490	107,405	107,224	107,054	106,887	160	20,822
2011			113,232	116,164	113,686	112,993	114,241	113,830	113,988	113,921	194	22,700
2012				113,771	114,921	109,832	109,324	110,294	110,300	109,795	205	22,332
2013					108,417	109,620	106,225	106,703	107,759	107,680	288	22,373
2014						102,250	109,325	106,757	107,452	106,821	774	22,504
2015							96,387	99,698	100,214	99,570	2,572	20,860
2016								92,727	98,032	100,202	6,252	19,803
2017									101,880	105,139	13,162	20,679
2018										111,594	23,506	21,748
									Total	1,064,912

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$51,039	71,911	86,431	96,229	100,566	102,187	102,322	102,437	103,009	103,010
2010		58,786	82,490	95,300	101,540	104,061	105,849	106,453	106,733	106,722
2011			61,323	82,102	93,878	105,068	111,085	112,732	113,551	113,664
2012				63,704	82,729	94,842	102,977	107,890	109,355	109,447
2013					61,384	80,861	92,637	100,528	105,131	106,679
2014						62,519	83,739	92,589	99,173	104,055
2015							58,725	76,470	87,163	92,102
2016								57,961	76,823	86,752
2017									62,854	82,730
2018										69,721
									Total	974,882
					All outstanding liabilities before 2009, net of reinsurance					6,040
				Liabilities for loss and loss expenses, net of reinsurance						96,070

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2018
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$47,636	44,511	42,609	40,313	61,927	40,400	40,465	40,457	40,451	40,500	70	5,634
2010		68,373	67,525	63,285	97,761	62,462	62,402	62,339	62,392	62,402	83	9,132
2011			103,804	98,211	82,744	94,167	94,543	94,183	94,378	94,587	131	15,109
2012				87,260	82,745	86,560	86,667	86,271	86,330	86,483	237	16,939
2013					73,670	72,528	71,494	72,145	71,714	72,148	331	7,747
2014						80,111	82,461	83,637	83,844	83,539	411	8,770
2015							76,637	76,400	76,559	74,723	1,172	7,744
2016								60,105	60,931	62,391	1,837	6,869
2017									59,167	67,978	1,969	7,299
2018										62,961	6,660	7,062
									Total	707,712

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$28,299	36,965	38,078	39,342	39,731	39,819	39,907	40,189	40,269	40,403
2010		43,699	58,638	60,295	61,106	62,155	62,227	62,241	62,272	62,283
2011			71,668	89,963	91,718	92,185	93,312	93,720	94,007	94,412
2012				69,056	79,584	82,720	84,250	85,196	85,562	85,642
2013					50,664	65,528	67,838	69,775	71,776	72,197
2014						61,561	76,007	79,751	81,664	82,583
2015							52,589	70,078	72,202	72,927
2016								42,252	57,333	59,546
2017									45,466	63,290
2018										49,430
									Total	682,713
					All outstanding liabilities before 2009, net of reinsurance					6,107
				Liabilities for loss and loss expenses, net of reinsurance						31,106

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance									As of December 31, 2018
Accident Year	Unaudited								IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018
2009	$885	1,053	938	728	710	96	737	739	—	274
2010	3,294	4,106	3,369	4,299	3,831	3,055	4,932	5,168	—	813
2011	8,127	7,102	9,853	12,207	10,273	9,652	10,228	12,119	276	1,321
2012		42,367	42,621	43,175	46,149	46,165	45,988	46,444	6,417	2,022
2013			55,468	60,309	67,099	69,112	67,647	68,972	14,175	2,266
2014				55,316	63,505	69,929	71,719	71,206	14,097	2,040
2015					75,498	76,432	82,404	90,488	24,516	2,746
2016						94,451	96,416	104,655	52,151	2,732
2017							91,438	95,783	66,321	2,353
2018								98,324	82,486	1,734
							Total	593,898

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018
2009	$—	198	431	605	626	709	737	739
2010	—	1,218	2,570	3,574	4,078	4,513	4,610	4,908
2011	—	806	3,200	6,445	9,954	9,912	10,256	9,819
2012		3,722	7,914	16,430	25,064	32,343	36,278	38,298
2013			2,715	9,470	21,980	35,200	46,108	51,142
2014				2,353	12,234	25,571	43,877	53,780
2015					3,036	13,057	29,389	50,712
2016						3,720	16,195	33,950
2017							5,057	14,672
2018								5,509
							Total	263,529
			All outstanding liabilities before 2009, net of reinsurance					98
			Liabilities for loss and loss expenses, net of reinsurance					330,467

In 2011, the Parent purchased Mesa Underwriters Specialty Insurance Company ("MUSIC"), a wholly-owned E&S Lines subsidiary of Montpelier Re Holdings, Ltd. Under the terms of the purchase agreement, the Parent acquired net loss and loss reserves amounting to approximately $15 million. All development on this acquired business was fully reinsured as of the acquisition date.

(d) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2018
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,175,230
Workers compensation	873,882
Commercial automobile	532,320
Businessowners' policies	85,744
Commercial property	58,980
Other Standard Commercial Lines	9,122
Total Standard Commercial Lines net outstanding liabilities	2,735,278

Standard Personal Lines
Personal automobile	96,070
Homeowners	31,106
Other Standard Personal Lines	10,474
Total Standard Personal Lines net outstanding liabilities	137,650

E&S Lines
Casualty lines	330,467
Property lines	13,604
Total E&S Lines net outstanding liabilities	344,071

Total liabilities for unpaid loss and loss expenses, net of reinsurance	3,216,999

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	181,102
Workers compensation	220,683
Commercial automobile	15,641
Businessowners' policies	3,473
Commercial property	12,620
Other Standard Commercial Lines	2,909
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	436,428

Standard Personal Lines
Personal automobile	45,572
Homeowners	1,346
Other Standard Personal Lines	31,777
Total Standard Personal Lines reinsurance recoverable on unpaid loss	78,695

E&S Lines
Casualty lines	21,898
Property lines	367
Total E&S Lines reinsurance recoverable on unpaid loss	22,265

Total reinsurance recoverable on unpaid loss	537,388

Unallocated loss expenses	139,481

Total gross liability for unpaid loss and loss expenses	$3,893,868

(e) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.5% of its ultimate losses in the first year, 12.2% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2018:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.5%	12.2	15.3	17.0	14.5	9.8	6.3	4.8	2.7	1.1
Workers compensation	21.2	24.3	13.2	8.3	5.4	3.9	2.4	2.3	1.4	1.1
Commercial automobile	37.9	17.3	14.5	13.1	9.5	4.0	1.6	0.8	0.7	0.4
Businessowners’ policies	47.3	19.9	8.3	8.3	7.4	4.3	1.7	0.5	0.2	1.1
Commercial property	70.7	25.2	2.7	1.1	0.2	0.1	—	—	—	—
Personal automobile	57.1	18.5	10.5	7.2	4.3	1.5	0.4	0.1	0.2	—
Homeowners	72.3	20.3	3.1	1.8	1.4	0.4	0.2	0.1	0.1	0.1
E&S Lines - casualty	5.0	11.4	17.1	21.4	15.4	8.6	5.4

Note 10. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2018 and 2017:

Outstanding Debt[1]					2018	Carry Value
($ in thousands)	Issuance Date	Maturity Date	Interest Rate	Original Amount	Debt Discount and Unamortized Issuance Costs	December 31, 2018	December 31, 2017
Description
Long-term:
(1) FHLBI	12/16/2016	12/16/2026	3.03%	$60,000	—	60,000	60,000
(2) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	25,000
(2) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	25,000
(3) Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	(4,229)	180,771	180,430
(4) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	(931)	99,069	99,011
(5) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	(300)	49,700	49,675
Total long-term debt				$445,000	(5,460)	439,540	439,116
1 Beginning on January 1, 2019, finance lease obligations will also be included in our outstanding debt balance upon the adoption of the new lease accounting standard. For further information, refer to Note 3. "Adoption of Accounting Pronouncements, above.

Short-term Debt
SICA borrowed: (i) $75 million in short-term funds from the FHLBNY on February 27, 2018 at an interest rate of 1.75%, which was repaid on March 20, 2018; and (ii) $55 million in short-term funds from the FHLBNY on March 28, 2018 at an interest rate of 1.98%, which was repaid on April 18, 2018.

The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015, with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. Our Line of Credit expires on December 1, 2020, and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. There were no balances outstanding under our Line of Credit at December 31, 2018 or at any time during 2018.

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

The table below outlines information regarding certain of the covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2018	December 31, 2018
Consolidated net worth	Not less than $1.3 billion	$1.8 billion
Statutory surplus	Not less than $750 million	$1.8 billion
Debt-to-capitalization ratio[1]	Not to exceed 35%	19.7%
A.M. Best financial strength rating	Minimum of A-	A
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

Long-term Debt
(1) In the first quarter of 2009, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $2.8 million at December 31, 2018 and December 31, 2017. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(2) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $2.7 million at December 31, 2018 and $2.6 million at December 31, 2017. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In 2016, SICA borrowed the following amounts from the FHLBNY: (i) $25 million in August 2016 at an interest rate of 1.56%, which is due on August 16, 2021; and (ii) $25 million from the FHLBNY at an interest rate of 1.61%, which is due on July 21, 2021.

All borrowings from the FHLBNY require security. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In February 2013, we issued $185 million of 5.875% Senior Notes due 2043. The notes became callable by us on February 8, 2018, at a price equal to 100% of their principal outstanding amount, plus accrued and unpaid interest to, but excluding, the date of redemption. A portion of the proceeds from this debt issuance was used to fully redeem the $100 million aggregate principal amount of our 7.5% Junior Subordinated Notes due 2066 that were outstanding at the time. Of the remaining net proceeds, $57.1 million was used to make capital contributions to the Insurance Subsidiaries, while the balance was used for general corporate purposes. There are no financial debt covenants to which we are required to comply in regards to these Senior Notes.

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

Note 11. Segment Information
The disaggregated results of our four reportable segments are used by senior management to manage our operations. These reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated based on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholders dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

•	Our Investments segment is evaluated based on after-tax net investment income and its ROE contribution, as well as after-tax net realized and unrealized gains and losses.

In computing the results of each segment, we do not make adjustments for interest expense or corporate expenses. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Northeast and Mid-Atlantic regions of the country. In 2018, approximately 19% of NPW were related to insurance policies written in New Jersey.

We had a goodwill balance of $7.8 million at both December 31, 2018 and 2017 on our Consolidated Balance Sheet that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2018	2017	2016
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$493,093	442,818	398,942
Workers compensation	317,616	317,982	308,233
General liability	616,187	569,217	527,859
Commercial property	329,660	311,932	293,438
Businessowners’ policies	103,412	100,266	97,754
Bonds	33,991	29,086	23,227
Other	18,263	17,198	16,030
Miscellaneous income	8,180	9,488	7,782
Total Standard Commercial Lines revenue	1,920,402	1,797,987	1,673,265
Standard Personal Lines:
Net premiums earned:
Personal automobile	168,250	153,147	142,876
Homeowners	128,961	129,699	130,973
Other	7,230	6,855	6,758
Miscellaneous income	1,257	1,228	1,098
Total Standard Personal Lines revenue	305,698	290,929	281,705
E&S Lines:
Net premiums earned:
Casualty lines	164,313	157,366	151,638
Property lines	55,253	55,461	51,844
Miscellaneous income	1	—	1
Total E&S Lines revenue	219,567	212,827	203,483
Investments:
Net investment income	195,336	161,882	130,754
Net realized and unrealized investment (losses) gains	(54,923)	6,359	(4,937)
Total Investments revenues	140,413	168,241	125,817
Total revenues	$2,586,080	2,469,984	2,284,270

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2018	2017	2016
Standard Commercial Lines:
Underwriting gain, before federal income tax	$109,104	149,514	146,435
Underwriting gain, after federal income tax	86,192	97,184	95,183
Combined ratio	94.3%	91.6%	91.2%
ROE contribution	4.9%	6.1	6.4

Standard Personal Lines:
Underwriting gain, before federal income tax	12,764	11,104	12,419
Underwriting gain, after federal income tax	10,084	7,217	8,072
Combined ratio	95.8%	96.2%	95.6%
ROE contribution	0.6%	0.4	0.6

E&S Lines:
Underwriting loss, before federal income tax	(695)	(6,282)	(6,921)
Underwriting loss, after federal income tax	(549)	(4,083)	(4,499)
Combined ratio	100.3%	103.0%	103.4%
ROE contribution	—%	(0.3)	(0.3)

Investments:
Net investment income	$195,336	161,882	130,754
Net realized and unrealized investment (losses) gains	(54,923)	6,359	(4,937)
Total investment income, before federal income tax	140,413	168,241	125,817
Tax on investment income	19,560	45,588	30,621
Total investment income, after federal income tax	$120,853	122,653	95,196
ROE contribution of after-tax net investment income	6.9%	7.5	6.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2018	2017	2016
Underwriting gain (loss)
Standard Commercial Lines	$109,104	149,514	146,435
Standard Personal Lines	12,764	11,104	12,419
E&S Lines	(695)	(6,282)	(6,921)
Investment income	140,413	168,241	125,817
Total all segments	261,586	322,577	277,750
Interest expense	(24,419)	(24,354)	(22,771)
Corporate expenses	(25,446)	(36,255)	(35,024)
Income, before federal income tax	$211,721	261,968	219,955

Note 12. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2018	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$178,939	58,950	$3.04

Effect of dilutive securities:
Stock compensation plans	—	763

Diluted EPS:
Net income available to common stockholders	$178,939	59,713	$3.00

2017	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$168,826	58,458	$2.89

Effect of dilutive securities:
Stock compensation plans	—	899

Diluted EPS:
Net income available to common stockholders	$168,826	59,357	$2.84

2016	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$158,495	57,889	$2.74

Effect of dilutive securities:
Stock compensation plans	—	858

Diluted EPS:
Net income available to common stockholders	$158,495	58,747	$2.70

Note 13. Federal Income Taxes
(a) On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law, which among other implications, reduced our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year. We revalued our deferred tax inventory at December 31, 2017 to reflect this reduction, which resulted in a $20.2 million charge to income as illustrated in the rate table below.

As of December 31, 2017, our accounting for the impact of Tax Reform on our deferred tax assets and liabilities was complete with the exception of amounts related to loss reserve discounting. Prior to Tax Reform, we had elected to use our own loss reserve payment patterns for determining the factors to be used for calculating our discounted loss reserves for federal income tax purposes. Under Tax Reform, this election was eliminated and we are now required to utilize discount factors based on industry experience and a corporate bond yield curve, which the IRS had not finalized as of December 31, 2017. Considering this, at December 31, 2017, we calculated a pre-tax decrease to our discounted loss reserves of $35 million by utilizing the industry experience approach under the tax law that existed prior to Tax Reform. This increased the deferred tax asset related to loss reserves by $7.5 million. A Tax Reform transition rule allows this change in accounting method to be amortized into expense over an eight-year period beginning in 2018. As a result, we established an offsetting deferred tax liability of $7.5 million as of December 31, 2017.

In the fourth quarter of 2018, the IRS published the loss reserve discount factors to be used for calculating the beginning and ending 2018 discounted loss reserves under the industry experience approach. Based on these factors, we calculated a pre-tax decrease to our discounted loss reserves of $125 million, which resulted in a deferred tax asset of $26.3 million, an increase from the $7.5 million estimate described above. The $26.3 million adjustment is being taken into income over eight years, beginning with 2018, at approximately $3.3 million per year.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2018	2017	2016
Tax at statutory rate (21% in 2018 and 35% in 2017 and 2016)	$44,461	91,689	76,984
Tax-advantaged interest	(5,518)	(11,510)	(12,126)
Dividends received deduction	(647)	(1,961)	(1,114)
Executive compensation	2,279	—	121
Stock-based compensation	(3,093)	(4,281)	—
Tax Reform deferred tax write off	—	20,205	—
Other [1]	(4,700)	(1,000)	(2,405)
Federal income tax expense from continuing operations	$32,782	93,142	61,460
12018 includes approximately $3.8 million of capital loss carry back items to prior tax years at the previous 35% statutory tax rate.

In addition to the impact of Tax Reform discussed above, our statutory tax rate reconciliation for 2018 and 2017 benefited from accounting literature implemented in 2017 that requires the tax effects of share-based compensation to be recognized in the income tax provision. Prior to 2017, these amounts were recorded in additional paid-in capital.

(c) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2018	2017
Deferred tax assets:
Net loss reserve discounting	$43,285	38,771
Net unearned premiums	53,556	50,267
Employee benefits	8,862	8,606
Long-term incentive compensation plans	9,095	12,221
Temporary investment write-downs	1,155	1,044
Net operating loss	—	54
Other	5,744	5,784
Total deferred tax assets	121,697	116,747
Deferred tax liabilities:
Deferred policy acquisition costs	53,049	47,484
Unrealized gains on investment securities	502	26,183
Other investment-related items, net	4,904	2,500
Accelerated depreciation and amortization	9,702	8,590
Total deferred tax liabilities	68,157	84,757
Net deferred federal income tax asset	$53,540	31,990

Net deferred income tax assets increased by $21.6 million in 2018, driven by an $18.6 million decrease in gross deferred tax liabilities as rising interest rates have reduced unrealized gains on our fixed income securities portfolio.

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2018 or 2017.

We have analyzed our tax positions in all open tax years, which as of December 31, 2018 were 2015 through 2017, and we believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income. We are not currently under a federal income tax audit for any tax year.

Note 14. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  Expense recorded for this plan was $15.8 million in both 2018 and 2017, and $15.0 million in 2016.

(b) Deferred Compensation Plan
SICA offers a non-qualified deferred compensation plan, the Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan") to a group of management or highly compensated employees as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides these employees the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the employee deferrals, SICA may choose to make matching contributions to some or all of the participants in this plan to the extent the participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. Expense recorded for these contributions was $0.4 million in 2018, $0.2 million in 2017, and $0.3 million in 2016.

(c) Retirement Income Plan and Retirement Life Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

In addition to the Pension Plan, SICA also sponsors the Supplemental Excess Retirement Plan (the "Excess Plan") and a life insurance benefit plan (the "Retirement Life Plan"). Both of these plans are closed to new entrants and participants in the Excess Plan ceased accruing benefits after March 31, 2016. The Retirement Life Plan does not accrue benefits and this plan applies only to retirees who terminated employment with SICA on or before March 31, 2009. These are both unfunded plans with benefit obligations as of December 31, 2018 and December 31, 2017 of $9.5 million and $10.1 million, respectively, for the Excess Plan and $5.8 million and $6.4 million, respectively, for the Retirement Life Plan. Expense recorded for the Excess Plan was $0.4 million in both 2018 and 2017, and $0.5 million in 2016. Expense recorded for the Retirement Life Plan was $0.3 million in each of 2018, 2017, and 2016.

The following tables provide details on the Pension Plan for 2018 and 2017:

December 31,	Pension Plan
($ in thousands)	2018	2017
Change in Benefit Obligation:
Benefit obligation, beginning of year	$364,411	330,588
Service cost	—	—
Interest cost	12,428	12,490
Actuarial (gains) losses	(31,738)	31,158
Benefits paid	(10,422)	(9,825)
Benefit obligation, end of year	$334,679	364,411

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$363,673	316,515
Actual return on plan assets, net of expenses	(21,571)	46,983
Contributions by the employer to funded plans	—	10,000
Benefits paid	(10,422)	(9,825)
Fair value of assets, end of year	$331,680	363,673

Funded status	$(2,999)	(738)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(2,999)	(738)
Net pension liability, end of year	$(2,999)	(738)

Amounts Recognized in AOCI:
Net actuarial loss	$98,057	87,438
Total	$98,057	87,438

Other Information as of December 31:
Accumulated benefit obligation	$334,679	364,411

Weighted-Average Liability Assumptions as of December 31:
Discount rate	4.46%	3.78

	Pension Plan
($ in thousands)	2018	2017	2016
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost:
Service cost	$—	—	1,647
Interest cost	12,428	12,490	12,336
Expected return on plan assets	(22,767)	(19,419)	(17,309)
Amortization of unrecognized actuarial loss	1,981	2,001	6,299
Total net periodic cost	$(8,358)	(4,928)	2,973

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$12,600	3,594	11,316
Reversal of amortization of net actuarial loss	(1,981)	(2,001)	(6,299)
Total recognized in other comprehensive income	$10,619	1,593	5,017

Total recognized in net periodic benefit cost and other comprehensive income	$2,261	(3,335)	7,990

The estimated net actuarial loss for the Pension Plan that will be amortized from AOCI into net periodic benefit cost during the 2019 fiscal year is $2.6 million.

	Pension Plan
	2018	2017	2016
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	3.78%	4.41	4.69
Expected return on plan assets	6.36	6.24	6.37
Rate of compensation increase[1]	—	—	—
1This assumption was 4.00% through March 31, 2016, the date after which benefits ceased accruing for all participants of the Pension Plan.

Our latest measurement date was December 31, 2018, at which time we increased our expected return on plan assets to 6.50%, reflecting a higher expected allocation to risk-seeking assets in the portfolio.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy, and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. The weighted average discount rate used to determine 2019 interest cost is 4.12%.

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2019, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2018		2017
	Target Percentage[2]	Actual Percentage	Actual Percentage
Return seeking assets[1]	15%-70%	43%	58%
Liability hedging assets	35%-75%	38%	40%
Short-term investments[3]	0%-2%	19%	2%
Total	100%	100%	100%
1Includes limited partnerships.
2Target percent allocations may change over time based on the funded status of the plan and market return expectations.
3The actual percentage of assets allocated to short-term investments is higher than our target as of December 31, 2018 due to portfolio rebalancing initiatives that are expected to be completed during 2019. As part of this rebalancing initiative, $49 million, or 15%, of plan assets were redeployed into risk seeking assets in January 2019. Excluding the impact of this redeployment, our short-term investments represented 5% of plan assets at December 31, 2018.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. Within the liability hedging assets, derivatives may be used to mitigate interest rate risk and reduce the interest duration mismatch between assets and liabilities of the Pension Plan to help insulate the funded status of the plan. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 50% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2018 or 2017. For information regarding investments in funds of our related parties, refer to Note 16. "Related Party Transactions" below.

The techniques used to determine the fair value of the Pension Plan's invested assets that appear on the following page are as follows:

•
The investments in the global equity and liability hedging funds are collective investment funds that utilize a market approach wherein the published prices in the active market for identical assets are used. These investments are traded at their net asset value per share. There are no restrictions as to the redemption of these investments nor do we have any contractual obligations for further investment. These investments are classified as Level 1 in the fair value hierarchy.

•
The investments in private limited partnerships and other private equity securities are valued utilizing net asset value as a practical expedient for fair value.  These investments are not classified in the fair value hierarchy.

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

The Pension Plan invests in hedge funds, as part of its overall private asset strategy, with diversified exposure to a number of underlying systematic strategies that include arbitrage, macro-oriented, and equity-related strategies. These positions are expected to improve the risk-adjusted return of the portfolio given their lower volatility profile than public equities, with returns that are generally uncorrelated to traditional asset classes over a complete market cycle.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2018		Fair Value Measurements at 12/31/18 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/18	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Global equity	$113,409	113,409	—	—
Private assets[1]:
Limited partnerships (at net asset value):
Real assets	16,818	—	—	—
Private equity	878	—	—	—
Private credit	262	—	—	—
Hedge fund	7,889	—	—	—
Total limited partnerships	25,847	—	—	—
Other private assets	3,780	—	—	—
Total private assets	29,627	—	—	—
Total return seeking assets	143,036	113,409	—	—

Liability hedging assets:
Fixed income	106,000	106,000	—	—
U.S. Treasury overlay	18,528	18,528	—	—
Total liability hedging assets	124,528	124,528	—	—

Cash and short-term investments:
Short-term investments	62,788	62,788	—	—
Deposit administration contracts	1,482	—	1,482	—
Total cash and short-term investments	64,270	62,788	1,482	—

Total invested assets	$331,834	300,725	1,482	—

December 31, 2017		Fair Value Measurements at 12/31/17 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/17	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Long-duration fixed income:
Global asset allocation fund	$41,309	41,309	—	—
Global equity:
Non-U.S. equity	67,989	67,989	—	—
U.S. equity	66,353	66,353	—	—
Total global equity	134,342	134,342	—	—
Private assets (limited partnerships, at net asset value)[1]:
Real assets	16,305	—	—	—
Private equity	1,096	—	—	—
Private credit	460	—	—	—
Hedge fund	15,192	—	—	—
Total limited partnerships	33,053	—	—	—
Other private assets	980	—	—	980
Total private assets	34,033	—	—	980
Total return seeking assets	209,684	175,651	—	980

Liability hedging assets:
Long-duration fixed income:
Extended duration fixed income	146,837	146,837	—	—
Total liability hedging assets	146,837	146,837	—	—

Cash and short-term investments:
Short-term investments	4,939	4,939	—	—
Deposit administration contracts	1,615	—	1,615	—
Total cash and short-term investments	6,554	4,939	1,615	—

Total invested assets	$363,075	327,427	1,615	980
1In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2019, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2019	$13,920
2020	13,869
2021	15,026
2022	16,159
2023	17,134
2024-2028	99,197

Note 15. Share-Based Payments

Active Plans
As of December 31, 2018, the following four plans were available for the issuance of share-based payment awards:

•	The 2014 Omnibus Stock Plan, As Amended and Restated Effective as of May 2, 2018 (the "Stock Plan");

•	The Cash Incentive Plan, As Amended and Restated as of May 1, 2014 (the "Cash Plan");

•	The Employee Stock Purchase Plan (2009) ("ESPP"); and

•	The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of February 1, 2017 (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014. Most recently amended and restated plan was approved effective May 2, 2018 by stockholders on May 2, 2018.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
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

Shares authorized and available for issuance as of December 31, 2018 are as follows:

As of December 31, 2018	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	3,461,192	864,478
ESPP	1,500,000	429,181	—
Agent Plan	3,000,000	1,776,359	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2018	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	2,099,403	174,003
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	65,770	65,770
1Awards outstanding under the 2005 Stock Plan consisted of 47,268 shares deferred by our non-employee directors and 126,735 stock options.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2017	865,587	$33.66
Granted in 2018	303,550	55.96
Vested in 2018	(303,606)	26.57
Forfeited in 2018	(19,226)	42.62
Unvested RSU awards at December 31, 2018	846,305	$44.00

As of December 31, 2018, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $11.0 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $18.0 million for 2018, $16.0 million for 2017, and $12.6 million for 2016. In connection with vested RSUs, the total value of the DEUs that vested was $0.8 million in 2018, $0.9 million in 2017, and $0.7 million in 2016.

Option Transactions
A summary of the stock option transactions under our 2005 Stock Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2017	229,864	$15.38
Granted in 2018	—	—
Exercised in 2018	(103,129)	16.62
Forfeited or expired in 2018	—	—
Outstanding at December 31, 2018	126,735	$14.37	0.80	$5,903
Exercisable at December 31, 2018	126,735	$14.37	0.80	$5,903

The total intrinsic value of options exercised was $4.5 million in 2018, $4.0 million in 2017, and $2.3 million in 2016.

CIU Transactions
The liability recorded in connection with our Cash Plan was $21.6 million at December 31, 2018 and $37.0 million at December 31, 2017. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 0.8 years. The CIU payments made were $20.2 million in 2018, $14.2 million in 2017, and $14.3 million in 2016.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2018	2017	2016
ESPP Issuances	70,448	75,093	88,432
Agent Plan Issuances	41,134	49,794	69,867

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

	ESPP
	2018	2017	2016
Risk-free interest rate	1.88%	1.07	0.47
Expected term	6 months	6 months	6 months
Dividend yield	1.3%	1.3	1.7
Expected volatility	18%	24	31

The weighted-average fair value of options and stock per share, including RSUs granted for the Parent's stock plans, during 2018, 2017, and 2016 was as follows:

	2018	2017	2016
RSUs	$55.96	42.66	32.53
ESPP:
Six month option	2.67	2.73	2.63
Discount of grant date market value	8.50	7.06	5.23
Total ESPP	11.17	9.79	7.86
Agent Plan:
Discount of grant date market value	5.99	5.04	3.79

The fair value of the CIU liability is remeasured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the CIUs that, in accordance with the CIU agreements established under the Cash Plan, is adjusted to reflect our performance on specified indicators as compared to targeted peer companies.

Expense Recognition
The following table provides share-based compensation expense in 2018, 2017, and 2016:

($ in millions)	2018	2017	2016
Share-based compensation expense, pre-tax	$19.3	31.2	30.3
Income tax benefit, including the benefit related to stock grants that have vested during the year	(7.0)	(15.0)	(10.3)
Share-based compensation expense, after-tax	$12.3	16.2	20.0

Note 16. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of, Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners, which includes the right to participate in the Agent Plan. Mr. Rue’s son is President, and an employee, of Rue Insurance, and owns more than 10% of the equity of Rue Insurance. Mr. Rue’s daughter is an employee of Rue Insurance. Our relationship with Rue Insurance has existed since 1928.

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $10.1 million in 2018, $11.1 million in 2017, and $10.4 million in 2016. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.1 million in 2018, $2.3 million in 2017, and $2.1 million in 2016. Amounts due to Rue Insurance at December 31, 2018 and December 31, 2017 were $0.4 million and $0.6 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made $0.5 million of contributions to the Foundation in 2018. We made no contributions to the Foundation in 2017 and 2016, respectively.

BlackRock, Inc., a leading publicly traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 31, 2019, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2018, of 14.2% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $2.0 million in both 2018 and 2017, and $0.4 million in 2016. Amounts payable for such services at December 31, 2018 and December 31, 2017, were $1.0 million and $0.5 million, respectively.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. The market value of these investments were $0.8 million at December 31, 2018, and $0.5 million at both December 31, 2017 and December 31, 2016. There were no material transactions related to these holdings in 2018 and 2017. During 2016, we sold $77.6 million of these investments, which resulted in a $1.1 million gain on our investment portfolio. In addition, we recorded $2.3 million of investment income on these funds in 2016. There were no amounts payable on the settlement of these investment transactions at December 31, 2018 or December 31, 2017.

Our Pension Plan contained investments in BlackRock funds of $131.9 million at December 31, 2018 and $134.3 million at December 31, 2017. We recorded a net investment loss on these funds of $9.3 million in 2018, net investment income of $25.2 million in 2017, and net investment income of $8.5 million in 2016. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

The Vanguard Group ("Vanguard"), one of the world's largest investment management companies, offers low cost mutual funds and exchange-trade funds ("ETFs"), as well as other investment related services. On January 10, 2019, Vanguard filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2018, of 10.1% of our common stock. In connection with purchasing our common shares, Vanguard filed the necessary filings with insurance regulatory authorities. On the basis of those filings, we do not expect Vanguard to be deemed a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with Vanguard. As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. During 2018, we purchased $11.5 million in a Vanguard ETF and recorded dividend income of $0.4 million, with no amounts payable on the settlement of this transaction at December 31, 2018. The market value of this fund in our investment portfolio at December 31, 2018 was $10.5 million. There were no transactions with Vanguard in 2017 and 2016.

Our Pension Plan contained investments in Vanguard funds of $86.3 million at December 31, 2017, but no investment in these funds existed at December 31, 2018. We recorded a net investment loss on these funds of $5.5 million in 2018, net investment income of $9.1 million in 2017, and net investment income of $5.4 million in 2016. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various Vanguard funds. All transactions with Vanguard are consummated in the ordinary course of business on an arm's-length basis.

Note 17. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2018, we had purchased such annuities with a present value of $21.0 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) We have various operating leases for office space, equipment, and fleet vehicles. Such lease agreements, which expire at various times, are generally renewed or replaced by similar leases. Rental expense under these leases amounted to $10.4 million in 2018, $10.8 million in 2017, and $12.3 million in 2016. We also lease computer hardware and software under capital lease agreements expiring at various dates through 2022. See item (p) of Note 2. "Summary of Significant Accounting Policies" in this Form 10-K for information on our accounting policy regarding leases.

In addition, certain of these leases are non-cancelable, and liability for payment will continue even though the leased asset may no longer be in use. At December 31, 2018, the total future minimum rental commitments under non-cancelable leases were as follows:

($ in millions)	Capital Leases	Operating Leases	Total
2019	$0.7	7.8	8.5
2020	0.1	7.4	7.5
2021	—	5.1	5.1
2022	—	3.6	3.6
2023	—	2.9	2.9
After 2023	—	9.7	9.7
Total minimum payment required	$0.8	36.5	37.3

(c) As of December 31, 2018, we had contractual obligations that expire at various dates through 2036 to invest up to an additional $202.3 million in alternative and other investments. There is no certainty that any such additional investment will be required. For additional information regarding these investments, see item (f) of Note 5. "Investments" in this Form 10-K. In addition, as of December 31, 2018, we had the following contractual obligations: (i) $17.8 million to further invest in non-publicly traded common stock within our equity portfolio that expire in 2023; and (ii) $40.4 million to further invest in non-publicly traded CLOs in our fixed income securities portfolio that expire through 2030. We expect to have the capacity to repay and/or refinance these obligations as they become due.

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

As of December 31, 2018, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 19. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2018, the various state insurance departments of domicile have adopted the March 2018 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2018	2017	2018	2017	2018	2017	2016
SICA	New Jersey	$478.6	455.5	632.8	609.7	78.0	84.6	72.2
Selective Way Insurance Company ("SWIC")	New Jersey	300.2	276.1	349.3	325.1	47.5	43.6	41.2
SICSC	Indiana	119.4	112.9	150.7	144.1	16.5	17.9	17.4
SICSE	Indiana	92.2	86.2	117.7	111.8	12.9	14.7	13.4
SICNY	New York	86.5	78.8	114.2	106.5	12.0	13.4	12.9
Selective Insurance Company of New England ("SICNE")	New Jersey	19.9	16.1	50.0	46.3	5.6	6.3	5.9
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	50.3	42.1	93.2	84.9	9.9	11.4	11.5
MUSIC	New Jersey	23.0	21.4	91.5	89.9	9.4	10.3	9.7
Selective Casualty Insurance Company ("SCIC")	New Jersey	44.9	34.5	119.3	109.0	13.3	13.4	12.6
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	17.8	13.7	49.7	45.6	5.5	5.6	5.5
Total		$1,232.8	1,137.3	1,768.4	1,672.9	210.6	221.2	202.3

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2018 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities.  The Parent’s ability to pay dividends to shareholders also are impacted by covenants in its Line of Credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth, statutory surplus, and debt-to-capital ratio.

As of December 31, 2018, the Parent had an aggregate of $146.0 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $1.9 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2019, the Insurance Subsidiaries have the ability to provide for $210.0 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $70.5 million as of December 31, 2018, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

Insurance Subsidiaries Dividend Restrictions
As noted above, the restriction on our net assets and retained earnings is predominantly driven by our Insurance Subsidiaries' ability to pay dividends to the Parent under applicable laws and regulations. Under the insurance laws of the domiciliary states of the Insurance Subsidiaries, New Jersey, Indiana, and New York, an insurer can potentially make an ordinary dividend payment if its statutory surplus following such dividend is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and the dividend does not exceed the insurer's unassigned surplus. In general, New Jersey defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the greater of 10% of the insurer's statutory surplus as of the preceding December 31, or the insurer's net income (excluding capital gains) for the 12-month period ending on the preceding December 31. Indiana's ordinary dividend calculation is consistent with New Jersey's, except that it does not exclude capital gains from net income. In general, New York defines an ordinary dividend as a dividend whose fair market value, together with other dividends made within the preceding 12 months, is less than the lesser of 10% of the insurer's statutory surplus, or 100% of adjusted net investment income.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2018 for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2019, based on the 2018 statutory financial statements.

Dividends		Twelve Months ended December 31, 2018	2019
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$43.0	$78.0
SWIC	New Jersey	19.0	47.5
SICSC	Indiana	10.0	16.5
SICSE	Indiana	7.5	12.9
SICNY	New York	4.5	11.4
SICNE	New Jersey	2.0	5.6
SAICNJ	New Jersey	2.5	9.9
MUSIC	New Jersey	7.1	9.4
SCIC	New Jersey	3.0	13.3
SFCIC	New Jersey	1.5	5.5
Total		$100.1	$210.0

Note 20. Quarterly Financial Information

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter[1]
(unaudited, $ in thousands, except per share data)	2018	2017	2018	2017	2018	2017	2018	2017
Net premiums earned	$591,828	560,854	604,836	568,030	614,277	572,055	625,288	590,088
Net investment income earned	43,231	37,419	45,553	41,430	52,443	40,446	54,109	42,587
Net realized and unrealized (losses) gains[2]	(10,549)	(1,045)	(1,652)	1,734	(4,787)	6,798	(37,935)	(1,128)
Other income	2,179	3,241	3,179	3,291	2,538	1,994	1,542	2,190
Total revenues	626,689	600,469	651,916	614,485	664,471	621,293	643,004	633,737
Income before federal income taxes	19,931	67,574	72,525	58,929	67,130	67,315	52,135	68,150
Net income	18,925	50,440	58,819	41,426	55,435	46,718	45,760	30,242
Net income per share:
Basic	0.32	0.87	1.00	0.71	0.94	0.80	0.77	0.52
Diluted	0.32	0.85	0.99	0.70	0.93	0.79	0.76	0.51
1Results for the fourth quarter of 2017 include the impact of the $20.2 million write off of deferred tax assets required with the implementation of Tax Reform. See Note 13. "Federal Income Taxes" above for additional information.

2Effective January 1, 2018, changes in unrealized gains and losses on our equity portfolio are recognized in income through "Net unrealized losses on equity securities" on our Consolidated Statements of Income, as a result of our adoption of ASU 2016-01. See Note 3. "Adoption of Accounting Pronouncements" above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG, LLP, has issued their attestation report on our internal control over financial reporting which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Selective Insurance Group, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to V (collectively, the "consolidated financial statements"), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 15, 2019

Item 9B. Other Information.
There is no other information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 that we did not report.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2018, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2018

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$17,431	17,969	17,470
Public utilities	4,707	5,264	4,818
All other corporate securities	14,883	15,084	14,822
Total fixed income securities, held-to-maturity	37,021	38,317	37,110

Available-for-sale:
U.S. government and government agencies	120,092	121,310	121,310
Foreign government	23,202	23,131	23,131
Obligations of states and political subdivisions	1,121,615	1,138,469	1,138,469
Public utilities	28,464	28,393	28,393
All other corporate securities	1,611,388	1,589,015	1,589,015
Collateralized loan obligation securities and other asset-backed securities	720,193	717,362	717,362
Commercial mortgage-backed securities	527,409	527,078	527,078
Residential mortgage-backed securities	1,118,435	1,128,342	1,128,342
Total fixed income securities, available-for-sale	5,270,798	5,273,100	5,273,100

Equity securities:
Common stock:
Public utilities	2,416	2,732	2,732
Banks, trusts and insurance companies	7,448	8,331	8,331
Industrial, miscellaneous and all other	125,361	133,664	133,664
Nonredeemable preferred stock	2,889	2,912	2,912
Total equity securities	138,114	147,639	147,639
Short-term investments	323,864	323,864	323,864
Other investments	178,938		178,938
Total investments	$5,948,735		5,960,651

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2018	2017
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $111,208 – 2018; $89,799 – 2017)	$110,098	89,872
Short-term investments	35,358	24,080
Cash	505	534
Investment in subsidiaries	2,057,218	2,013,304
Current federal income tax	14,161	22,266
Deferred federal income tax	10,346	13,239
Other assets	1,186	871
Total assets	$2,228,872	2,164,166

Liabilities:
Long-term debt	$329,540	329,116
Intercompany notes payable	77,517	78,443
Accrued long-term stock compensation	21,574	37,017
Other liabilities	8,439	6,633
Total liabilities	$437,070	451,209

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 102,848,394 – 2018; 102,284,564 – 2017	205,697	204,569
Additional paid-in capital	390,315	367,717
Retained earnings	1,858,414	1,698,613
Accumulated other comprehensive (loss) income	(77,956)	20,170
Treasury stock – at cost (shares: 43,899,840 – 2018; 43,789,442 – 2017)	(584,668)	(578,112)
Total stockholders’ equity	1,791,802	1,712,957
Total liabilities and stockholders’ equity	$2,228,872	2,164,166

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2018	2017	2016
Revenues:
Dividends from subsidiaries	$100,060	80,096	61,014
Net investment income earned	3,425	2,044	1,259
Net realized losses	(1,567)	(15)	(220)
Total revenues	101,918	82,125	62,053

Expenses:
Interest expense	24,652	24,721	24,030
Other expenses	25,446	36,251	35,020
Total expenses	50,098	60,972	59,050

Income before federal income tax	51,820	21,153	3,003

Federal income tax (benefit) expense:
Current	(14,173)	(22,187)	(17,924)
Deferred	3,141	6,311	(2,143)
Total federal income tax benefit	(11,032)	(15,876)	(20,067)

Net income before equity in undistributed income of subsidiaries	62,852	37,029	23,070

Equity in undistributed income of subsidiaries, net of tax	116,087	131,797	135,425

Net income	$178,939	168,826	158,495

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2018	2017	2016
Operating Activities:
Net income	$178,939	168,826	158,495

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(116,087)	(131,797)	(135,425)
Stock-based compensation expense	14,507	12,089	10,449
Net realized losses	1,567	15	220
Amortization – other	567	678	648

Changes in assets and liabilities:
(Decrease) increase in accrued long-term stock compensation	(15,443)	4,988	5,564
Decrease (increase) in net federal income taxes	11,246	3,811	(3,612)
Increase in other assets	(343)	(60)	(202)
Increase in other liabilities	1,712	714	80
Net cash provided by operating activities	76,665	59,264	36,217

Investing Activities:
Purchase of fixed income securities, available-for-sale	(75,046)	(58,832)	(45,789)
Redemption and maturities of fixed income securities, available-for-sale	6,849	10,465	14,983
Sale of fixed income securities, available-for-sale	45,099	31,819	18,768
Purchase of short-term investments	(207,115)	(185,590)	(119,501)
Sale of short-term investments	195,846	179,292	130,841
Net cash used in investing activities	(34,367)	(22,846)	(698)

Financing Activities:
Dividends to stockholders	(42,097)	(37,045)	(33,758)
Acquisition of treasury stock	(6,556)	(6,015)	(4,992)
Net proceeds from stock purchase and compensation plans	7,252	7,599	7,811
Excess tax benefits from share-based payment arrangements	—	—	1,819
Principal payment on borrowings from subsidiaries	(926)	(881)	(6,839)
Net cash used in financing activities	(42,327)	(36,342)	(35,959)

Net (decrease) increase in cash	(29)	76	(440)
Cash, beginning of year	534	458	898
Cash, end of year	$505	534	458

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2018

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$206,391	3,283,531	1,020,054	1,912,222	—	1,141,038	412,420	249,660	1,975,683
Standard Personal Lines Segment	18,070	223,223	304,085	304,441	—	206,752	33,617	51,308	309,277
E&S Lines Segment	28,151	387,114	107,793	219,566	—	150,344	49,005	20,912	229,326
Investments Segment	—	—	—	—	140,413	—	—	—	—
Total	$252,612	3,893,868	1,431,932	2,436,229	140,413	1,498,134	495,042	321,880	2,514,286

1Includes “Net investment income earned” and “Total net realized and unrealized (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $321,880 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$331,318
Other income	(9,438)
Total	$321,880

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

 Year ended December 31, 2017

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$193,408	3,165,217	956,173	1,788,499	—	1,008,150	387,552	243,283	1,858,735
Standard Personal Lines Segment	16,952	263,166	295,435	289,701	—	189,294	32,542	56,761	296,775
E&S Lines Segment	24,695	342,857	98,036	212,827	—	147,630	49,142	22,337	215,131
Investments Segment	—	—	—	—	168,241	—	—	—	—
Total	$235,055	3,771,240	1,349,644	2,291,027	168,241	1,345,074	469,236	322,381	2,370,641

1Includes “Net investment income earned” and “Total net realized and unrealized (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $322,381 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$333,097
Other income	(10,716)
Total	$322,381

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

1Includes “Net investment income earned” and “Total net realized and unrealized (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $312,514 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$321,395
Other income	(8,881)
Total	$312,514

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2018, 2017, and 2016

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2018
Premiums earned:
Accident and health insurance	$19	—	19	—	—
Property and liability insurance	2,808,745	25,831	398,347	2,436,229	1%
Total premiums earned	2,808,764	25,831	398,366	2,436,229	1%

2017
Premiums earned:
Accident and health insurance	$24	—	24	—	—
Property and liability insurance	2,647,464	25,831	382,268	2,291,027	1%
Total premiums earned	2,647,488	25,831	382,292	2,291,027	1%

2016
Premiums earned:
Accident and health insurance	$32	—	—	32	—
Property and liability insurance	2,484,683	28,214	363,357	2,149,540	1%
Total premiums earned	2,484,715	28,214	363,357	2,149,572	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2018, 2017, and 2016

($ in thousands)	2018	2017	2016
Balance, January 1	$14,600	11,480	10,122
Additions	4,022	6,414	4,669
Deductions	(4,722)	(3,294)	(3,311)
Balance, December 31	$13,900	14,600	11,480

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

4.1
Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3 filed November 26, 2002 File No. 333-101489).

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

10.3+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed April 3, 2014, File No. 001-33067).

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

10.12+
Selective Insurance Group, Inc. 2014 Omnibus Stock Plan as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement filed March 26, 2018 for its 2018 Annual Meeting of Stockholders, File No. 001-33067).

10.13+
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

10.15+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-33067).

Exhibit
Number
10.16+	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641) (P).

10.17+
Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009), amended and restated effective July 1, 2009 (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.18+
Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed March 24, 2014, File No. 001-33067).

10.19+
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

10.21+
Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.22+
Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.23+
Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of February 1, 2017 (incorporated by reference herein to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-33067).

10.24+
Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.25+
Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.26+
Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.27+
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
10.30+
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

10.34+
Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.35+
Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Paul D. Bauer.

*24.2	Power of Attorney of John C. Burville.

*24.3	Power of Attorney of Terrence W. Cavanaugh.

*24.4	Power of Attorney of Robert Kelly Doherty.

*24.5	Power of Attorney of Thomas A. McCarthy.

*24.6	Power of Attorney of H. Elizabeth Mitchell.

*24.7	Power of Attorney of Michael J. Morrissey.

*24.8	Power of Attorney of Cynthia S. Nicholson.

*24.9	Power of Attorney of Ronald L. O'Kelley.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of John S. Scheid.

*24.12	Power of Attorney of J. Brian Thebault.

*24.13	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.
(P) Paper filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ Gregory E. Murphy	February 15, 2019
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer
(principal executive officer)

By: /s/ Mark A. Wilcox	February 15, 2019
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 15, 2019
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Gregory E. Murphy	February 15, 2019
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer

*	February 15, 2019
Paul D. Bauer
Director

*	February 15, 2019
John C. Burville
Director

*	February 15, 2019
Terrence W. Cavanaugh
Director

*	February 15, 2019
Robert Kelly Doherty
Director

*	February 15, 2019
Thomas A. McCarthy
Director

*	February 15, 2019
H. Elizabeth Mitchell
Director

*	February 15, 2019
Michael J. Morrissey
Director

*	February 15, 2019
Cynthia S. Nicholson
Director

*	February 15, 2019
Ronald L. O'Kelley
Director

*	February 15, 2019
William M. Rue
Director

*	February 15, 2019
John S. Scheid
Director

*	February 15, 2019
J. Brian Thebault
Director

*	February 15, 2019
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 15, 2019
Michael H. Lanza
Attorney-in-fact