Form 10-Q
period 2019-03-31
SELECTIVE INSURANCE GROUP INC
filed 2019-05-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019
or

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

(973) 948-3000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $2 per share	SIGI	NASDAQ Global Select Market

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐          No ☒
As of April 19, 2019, there were 59,231,319 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2019	December 31, 2018
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $37,942 – 2019; $38,317 – 2018)	$36,493	37,110
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,463,273 – 2019; $5,270,798 – 2018)	5,567,358	5,273,100
Equity securities – at fair value (cost: $143,376 – 2019; $138,144 – 2018)	163,016	147,639
Short-term investments (at cost which approximates fair value)	290,653	323,864
Other investments	176,225	178,938
Total investments (Note 4 and 6)	6,233,745	5,960,651
Cash	516	505
Restricted cash	9,998	16,414
Interest and dividends due or accrued	42,147	41,620
Premiums receivable, net of allowance for uncollectible accounts of: $9,600 – 2019; $9,400 – 2018	814,914	770,518
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,100 – 2019; $4,500 – 2018	553,206	549,172
Prepaid reinsurance premiums	155,700	157,723
Deferred federal income tax	32,130	53,540
Property and equipment – at cost, net of accumulated depreciation and amortization of: $216,071 – 2019; $211,657 – 2018	68,660	65,248
Deferred policy acquisition costs	260,754	252,612
Goodwill	7,849	7,849
Other assets	103,142	76,877
Total assets	$8,282,761	7,952,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$3,966,509	3,893,868
Unearned premiums	1,470,283	1,431,932
Long-term debt	550,104	439,540
Current federal income tax	13,551	1,302
Accrued salaries and benefits	78,177	116,706
Other liabilities	278,915	277,579
Total liabilities	$6,357,539	6,160,927

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,225,716 – 2019; 102,848,394 – 2018	206,451	205,697
Additional paid-in capital	398,881	390,315
Retained earnings	1,908,119	1,858,414
Accumulated other comprehensive income (loss) (Note 11)	3,024	(77,956)
Treasury stock – at cost (shares: 44,002,811 – 2019; 43,899,840 – 2018)	(591,253)	(584,668)
Total stockholders’ equity	$1,925,222	1,791,802
Commitments and contingencies
Total liabilities and stockholders’ equity	$8,282,761	7,952,729

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2019	2018
Revenues:
Net premiums earned	$632,573	591,828
Net investment income earned	50,618	43,231
Net realized and unrealized gains (losses):
Net realized investment gains on disposals	3,444	4,731
Other-than-temporary impairments	(104)	(1,212)
Unrealized gains (losses) on equity securities	10,111	(14,068)
Total net realized and unrealized gains (losses)	13,451	(10,549)
Other income	2,320	2,179
Total revenues	698,962	626,689

Expenses:
Loss and loss expense incurred	386,579	384,941
Amortization of deferred policy acquisition costs	129,674	121,093
Other insurance expenses	85,079	83,240
Interest expense	11,526	6,152
Corporate expenses	12,410	11,332
Total expenses	625,268	606,758

Income before federal income tax	73,694	19,931

Federal income tax expense:
Current	12,581	433
Deferred	(235)	573
Total federal income tax expense	12,346	1,006

Net income	$61,348	18,925

Earnings per share:
Basic net income	$1.04	0.32

Diluted net income	$1.02	0.32

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2019	2018
Net income	$61,348	18,925

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	81,313	(67,398)
Amounts reclassified into net income:
Held-to-maturity securities	(7)	(10)
Realized (gains) losses on disposals and other-than-temporary impairments of available-for-sale securities	(851)	3,594
Total unrealized gains (losses) on investment securities	80,455	(63,814)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	525	420
Total defined benefit pension and post-retirement plans	525	420
Other comprehensive income (loss)	80,980	(63,394)
Comprehensive income (loss)	$142,328	(44,469)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except per share amounts)	2019	2018
Common stock:
Beginning of year	$205,697	204,569
Dividend reinvestment plan (shares: 5,694 – 2019; 6,298 – 2018)	11	13
Stock purchase and compensation plans (shares: 371,628 – 2019; 349,255 – 2018)	743	698
End of period	206,451	205,280

Additional paid-in capital:
Beginning of year	390,315	367,717
Dividend reinvestment plan	365	353
Stock purchase and compensation plans	8,201	7,085
End of period	398,881	375,155

Retained earnings:
Beginning of year, as previously reported	1,858,414	1,698,613
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	30,726
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	(5,707)
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	342	—
Balance at beginning of year, as adjusted	1,858,756	1,723,632
Net income	61,348	18,925
Dividends to stockholders ($0.20 per share – 2019; $0.18 per share – 2018)	(11,985)	(10,725)
End of period	1,908,119	1,731,832

Accumulated other comprehensive income (loss):
Beginning of year, as previously reported	(77,956)	20,170
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	(30,726)
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	5,707
Balance at beginning of year, as adjusted	(77,956)	(4,849)
Other comprehensive income (loss)	80,980	(63,394)
End of period	3,024	(68,243)

Treasury stock:
Beginning of year	(584,668)	(578,112)
Acquisition of treasury stock (shares: 102,971 – 2019; 103,170 – 2018)	(6,585)	(6,116)
End of period	(591,253)	(584,228)
Total stockholders’ equity	$1,925,222	1,659,796

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2019	2018
Operating Activities
Net income	$61,348	18,925

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,278	11,200
Stock-based compensation expense	6,677	5,820
Undistributed gains of equity method investments	(971)	(881)
Distributions in excess of current year income of equity method investments	1,771	1,346
Loss on disposal of fixed assets	—	29
Net realized and unrealized (gains) losses	(13,451)	10,549

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	68,607	54,766
Increase in unearned premiums, net of prepaid reinsurance	40,374	32,732
Decrease in net federal income taxes	12,044	3,616
Increase in premiums receivable	(44,396)	(19,284)
Increase in deferred policy acquisition costs	(8,142)	(4,237)
Increase in interest and dividends due or accrued	(491)	(864)
Decrease in accrued salaries and benefits	(38,529)	(41,363)
Increase in other assets	(8,711)	(9,672)
Decrease in other liabilities	(45,769)	(70,387)
Net cash provided by (used in) operating activities	46,639	(7,705)

Investing Activities
Purchase of fixed income securities, available-for-sale	(474,962)	(875,016)
Purchase of equity securities	(6,702)	(38,273)
Purchase of other investments	(12,178)	(13,471)
Purchase of short-term investments	(2,416,285)	(754,524)
Sale of fixed income securities, available-for-sale	218,411	675,396
Sale of short-term investments	2,449,725	737,097
Redemption and maturities of fixed income securities, held-to-maturity	579	484
Redemption and maturities of fixed income securities, available-for-sale	86,572	160,514
Sale of equity securities	3,721	40,740
Sale of other investments	4,995	3,497
Distributions from other investments	11,350	6,221
Purchase of property and equipment	(7,955)	(2,120)
Net cash used in investing activities	(142,729)	(59,455)

Financing Activities
Dividends to stockholders	(11,462)	(10,203)
Acquisition of treasury stock	(6,585)	(6,116)
Net proceeds from stock purchase and compensation plans	1,760	1,435
Proceeds from borrowings	341,256	130,000
Repayments of borrowings	(235,000)	(75,000)
Repayments of finance lease obligations	(284)	(734)
Net cash provided by financing activities	89,685	39,382
Net decrease in cash and restricted cash	(6,405)	(27,778)
Cash and restricted cash, beginning of year	16,919	44,710
Cash and restricted cash, end of period	$10,514	16,932
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2019 (“First Quarter 2019”) and March 31, 2018 (“First Quarter 2018”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Additionally, results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued new leasing guidance through ASU 2016-02, Leases, which was issued in February 2016, as well as additional implementation guidance that was issued in 2018 and 2019 (collectively referred to as "ASU 2016-02"). ASU 2016-02 requires all lessees to recognize assets and liabilities on their balance sheets for the rights and obligations created by leases with terms longer than 12 months. For leases with a term of 12 months or less, an accounting policy election is allowed to recognize lease expense on a straight-line basis over the lease term.

ASU 2016-02 allows for certain practical expedients, accounting policy elections, and a transition method election. We adopted practical expedients related to reassessing: (i) whether our existing contracts are, or contain, leases; (ii) lease classification for existing leases; and (iii) initial direct costs for existing leases. Additionally, we adopted accounting policy elections to: (i) aggregate lease and non-lease components of a contract into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term. We adopted ASU 2016-02 effective January 1, 2019. See Note 12. "Leases" in this Form 10-Q for additional information regarding our leases and the impact of this guidance on our financial condition and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted ASU 2018-07 in First Quarter 2019 and it did not have a material impact on our financial condition or results of operations.

Pronouncements to be effective in the future
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity ("HTM") debt securities, trade receivables, and reinsurance recoverables. This ASU will not impact the impairment accounting model for available-for-sale ("AFS") debt securities. ASU 2016-13 requires a valuation allowance to be calculated on these financial assets, and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These modifications include: (i) removing the requirement to disclose the amount in accumulated other comprehensive income ("AOCI") expected to be recognized as components of net periodic benefit cost over the next fiscal year; and (ii) adding the requirement to disclose an explanation of the reasons for significant gains or losses related to changes in the benefit obligation for the period. This update is effective for fiscal years ending after December 15, 2020, with early adoption permitted. As the requirements of this literature are disclosure only, ASU 2018-14 will not impact our financial condition or results of operations.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2019	2018
Cash paid during the period for:
Interest	$4,477	3,455
Federal income tax	—	(2,807)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	1,983	—
Financing cash flows from finance leases	284	734

Non-cash items:
Corporate actions related to fixed income securities, AFS[2]	18,447	11,347
Assets acquired under operating lease arrangements[1]	6,136	—
Non-cash purchase of property and equipment	162	—
1Upon adoption of ASU 2016-02, effective January 1, 2019, we are required to disclose cash paid for amounts included in the measurement of operating lease liabilities, as well as supplemental non-cash information on operating lease liabilities arising from obtaining operating lease assets.
2Examples of such corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2019	December 31, 2018
Cash	$516	505
Restricted cash	9,998	16,414
Total cash and restricted cash shown in the Statements of Cash Flows	$10,514	16,919

Amounts included in restricted cash represent cash received from the NFIP, which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Our HTM fixed income securities as of March 31, 2019 represented less than 1% of our total invested assets, largely unchanged compared to December 31, 2018. The carry value and net unrealized/unrecognized gains were $36.5 million and $1.5 million, respectively, at March 31, 2019, and $37.1 million and $1.3 million, respectively, at December 31, 2018. Included in the net unrealized/unrecognized gains were gross unrealized/unrecognized losses of $0.1 million at March 31, 2019 and $0.2 million at December 31, 2018.

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of March 31, 2019 and December 31, 2018 was as follows:

March 31, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$125,664	1,766	(341)	127,089
Foreign government	20,238	299	(11)	20,526
Obligations of states and political subdivisions	1,110,504	39,936	(197)	1,150,243
Corporate securities	1,651,773	32,355	(6,113)	1,678,015
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	722,573	5,050	(5,383)	722,240
Commercial mortgage-backed securities ("CMBS")	557,148	11,867	(815)	568,200
Residential mortgage-backed securities (“RMBS”)	1,275,373	27,100	(1,428)	1,301,045
Total AFS securities	$5,463,273	118,373	(14,288)	5,567,358

December 31, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$120,092	1,810	(592)	121,310
Foreign government	23,202	36	(107)	23,131
Obligations of states and political subdivisions	1,121,615	19,485	(2,631)	1,138,469
Corporate securities	1,639,852	5,521	(27,965)	1,617,408
CLO and other ABS	720,193	4,112	(6,943)	717,362
CMBS	527,409	3,417	(3,748)	527,078
RMBS	1,118,435	12,988	(3,081)	1,128,342
Total AFS securities	$5,270,798	47,369	(45,067)	5,273,100

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an other-than-temporary impairment ("OTTI") charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The severity of impairment on AFS securities in an unrealized/unrecognized loss position averaged approximately 1% of amortized cost at March 31, 2019 and approximately 2% at December 31, 2018. Quantitative information regarding these losses is provided below.

March 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$13,443	(41)	25,774	(300)	39,217	(341)
Foreign government	—	—	3,509	(11)	3,509	(11)
Obligations of states and political subdivisions	15,257	(71)	21,676	(126)	36,933	(197)
Corporate securities	158,607	(2,783)	160,121	(3,330)	318,728	(6,113)
CLO and other ABS	366,775	(4,231)	79,489	(1,152)	446,264	(5,383)
CMBS	112,025	(505)	63,774	(310)	175,799	(815)
RMBS	22,881	(258)	83,792	(1,170)	106,673	(1,428)
Total AFS securities	$688,988	(7,889)	438,135	(6,399)	1,127,123	(14,288)

December 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,693	(174)	23,163	(418)	29,856	(592)
Foreign government	12,208	(93)	1,482	(14)	13,690	(107)
Obligations of states and political subdivisions	196,798	(2,074)	42,821	(557)	239,619	(2,631)
Corporate securities	1,041,952	(23,649)	78,953	(4,316)	1,120,905	(27,965)
CLO and other ABS	516,106	(6,750)	16,800	(193)	532,906	(6,943)
CMBS	229,338	(2,548)	66,294	(1,200)	295,632	(3,748)
RMBS	139,338	(1,660)	45,661	(1,421)	184,999	(3,081)
Total AFS fixed income securities	$2,142,433	(36,948)	275,174	(8,119)	2,417,607	(45,067)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The decrease in the less than 12 months unrealized loss position was due to: (i) lower interest rates, with a 21-basis point decrease in 2-year U.S. Treasury Note yields and a 28-basis point decrease in 10-year U.S. Treasury Note yields during First Quarter 2019; and (ii) tightening option adjusted corporate credit spreads, with a 34-basis point decrease in the Bloomberg Barclays U.S. Aggregate Corporate Bond Index during First Quarter 2019. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at March 31, 2019, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at March 31, 2019:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$238,650	12,795	12,927
Due after one year through five years	2,126,600	17,574	18,728
Due after five years through 10 years	3,060,270	6,124	6,287
Due after 10 years	141,838	—	—
Total fixed income securities	$5,567,358	36,493	37,942

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2019			December 31, 2018
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$92,371	101,297	193,668	84,352	93,688	178,040
Private credit	30,518	90,812	121,330	41,682	81,453	123,135
Real assets	28,844	25,152	53,996	27,862	27,129	54,991
Total alternative investments	151,733	217,261	368,994	153,896	202,270	356,166
Other securities	24,492	—	24,492	25,042	—	25,042
Total other investments	$176,225	217,261	393,486	178,938	202,270	381,208
1The maximum exposure to loss includes both the carry value of these investments and the related unfunded commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We do not have a future obligation to fund losses or debts on behalf of the investments above; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We have not provided any non-contractual financial support at any time during 2019 or 2018.

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

Income Statement Information	Quarter ended March 31,
($ in millions)	2019	2018
Net investment income (loss)	$(150.1)	(56.2)
Realized gains (losses)	143.3	1,003.0
Net change in unrealized appreciation	554.3	96.2
Net gain	$547.5	1,043.0
Selective’s insurance subsidiaries’ alternative investments gain	$0.6	1.6

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at March 31, 2019 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2019:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.5	22.5
Obligations of states and political subdivisions	—	—	3.9	3.9
Corporate securities	—	—	0.3	0.3
CMBS	7.2	20.8	—	28.0
RMBS	57.3	96.6	—	153.9
Total pledged as collateral	$64.5	117.4	26.7	208.6

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of March 31, 2019 or December 31, 2018.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2019	2018
Fixed income securities	$49,033	42,041
Equity securities	1,640	1,977
Short-term investments	2,044	523
Other investments	660	1,563
Investment expenses	(2,759)	(2,873)
Net investment income earned	$50,618	43,231

(i) OTTI charges were $0.1 million and $1.2 million in First Quarter 2019 and First Quarter 2018, respectively. All of these charges were related to securities for which we had the intent to sell. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for First Quarter 2019 and 2018 included the following:

	Quarter ended March 31,
($ in thousands)	2019	2018
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$1,143	(3,335)
Equity securities	2,280	8,069
Short-term investments	14	(3)
Other investments	7	—
Net realized gains on the disposal of securities	3,444	4,731
OTTI charges	(104)	(1,212)
Net realized gains	3,340	3,519
Unrealized gains (losses) recognized in income on equity securities[1]	10,111	(14,068)
Total net realized and unrealized investment gains (losses)	$13,451	(10,549)
1Includes unrealized holding gains (losses) of: (i) $12.0 million in First Quarter 2019 and $(5.1) million in First Quarter 2018 on equity securities remaining in our portfolio as of March 31, 2019 and 2018, respectively; and (ii) $(1.9) million in First Quarter 2019 and $(9.0) million in First Quarter 2018 on equity securities sold in each respective period.

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended March 31,
($ in thousands)	2019	2018
HTM fixed income securities
Gains	$—	2
Losses	—	—
AFS fixed income securities
Gains	1,844	2,623
Losses	(701)	(5,960)
Equity securities
Gains	2,280	8,399
Losses	—	(330)
Short-term investments
Gains	14	1
Losses	—	(4)
Other investments
Gains	7	—
Losses	—	—
Total net realized gains on disposals of securities	$3,444	4,731

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.
Proceeds from the sales of AFS fixed income securities were $218.4 million and $675.4 million in First Quarter 2019 and First Quarter 2018, respectively. Proceeds from the sales of equity securities were $3.7 million and $40.7 million in First Quarter 2019 and First Quarter 2018, respectively.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at March 31, 2019 and December 31, 2018:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2019	Carry Value
($ in thousands)					Debt Discount and Unamortized Issuance Cost	March 31, 2019	December 31, 2018
Description
Long term
Issuance:
Senior Notes	3/1/2019	3/1/2049	5.375%	$300,000	9,293	290,707	—

Redemption:
Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	—	—	180,771

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	917	99,083	99,069
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	293	49,707	49,700

Finance Lease Obligations[1]						607	—
Total long-term debt				$745,000	10,503	550,104	439,540
1 Concurrent with the adoption of ASU 2016-02 discussed in Note 2. "Adoption of Accounting Pronouncements," finance lease obligations are now captured in Long-term debt on our Consolidated Balance Sheets.

Short Term Debt Activity
On March 7, 2019, Selective Insurance Company of America (“SICA”) borrowed short-term funds of $50 million from the FHLBNY at an interest rate of 2.64%. This borrowing was repaid on March 28, 2019.

Long Term Debt Activity
In First Quarter 2019, we issued $300 million of 5.375% Senior Notes due 2049 at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.4 million, resulted in net proceeds from the offering of $290.7 million. The Senior Notes will pay interest on March 1 and September 1 of each year, beginning on September 1, 2019. A portion of the proceeds from this debt issuance was used to fully redeem the $185 million aggregate principal amount of our 5.875% Senior Notes due 2043, with the remaining $106 million being used for general corporate purposes. The 5.875% Senior Notes had pre-tax debt retirement costs of $4.2 million, or $3.3 million after tax, which was recorded in Interest expense on the Consolidated Statements of Income in First Quarter 2019.

For detailed information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

NOTE 6. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	49,907	61,391	49,907	57,032
6.70% Senior Notes	99,467	115,671	99,462	107,075
5.875% Senior Notes	—	—	185,000	177,230
5.375% Senior Notes	294,097	307,215	—	—
1.61% borrowings from FHLBNY	25,000	24,474	25,000	24,218
1.56% borrowings from FHLBNY	25,000	24,426	25,000	24,162
3.03% borrowings from FHLBI	60,000	61,814	60,000	58,905
Subtotal long-term debt	553,471	594,991	444,369	448,622
Unamortized debt issuance costs	(3,974)		(4,829)
Finance lease obligations	607		—
Total long-term debt	550,104		439,540

For a discussion of our long-term debt activity in First Quarter 2019, see Note 5. "Indebtedness" and for a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2019 and December 31, 2018:

March 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$127,089	68,645	58,444	—
Foreign government	20,526	—	20,526	—
Obligations of states and political subdivisions	1,150,243	—	1,150,243	—
Corporate securities	1,678,015	—	1,661,596	16,419
CLO and other ABS	722,240	—	690,948	31,292
CMBS	568,200	—	568,200	—
RMBS	1,301,045	—	1,301,045	—
Total AFS fixed income securities	5,567,358	68,645	5,451,002	47,711
Equity securities:
Common stock[2]	160,011	119,977	—	—
Preferred stock	3,005	3,005	—	—
Total equity securities	163,016	122,982	—	—
Short-term investments	290,653	289,232	1,421	—
Total assets measured at fair value	$6,021,027	480,859	5,452,423	47,711

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$121,310	78,381	42,929	—
Foreign government	23,131	—	23,131	—
Obligations of states and political subdivisions	1,138,469	—	1,138,469	—
Corporate securities	1,617,408	—	1,617,408	—
CLO and other ABS	717,362	—	709,953	7,409
CMBS	527,078	—	527,078	—
RMBS	1,128,342	—	1,128,342	—
Total AFS fixed income securities	5,273,100	78,381	5,187,310	7,409
Equity securities:
Common stock[2]	144,727	107,397	—	—
Preferred stock	2,912	2,912	—	—
Total equity securities	147,639	110,309	—	—
Short-term investments	323,864	321,370	2,494	—
Total assets measured at fair value	$5,744,603	510,060	5,189,804	7,409

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $40.0 million at March 31, 2019, and $23.7 million at December 31, 2018, were measured at fair value using net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in First Quarter 2019:

March 31, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	—	(225)	(225)
Net income	—	—	—
Purchases	—	12,434	12,434
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	16,419	11,674	28,093
Transfers out of Level 3	—	—	—
Fair value, March 31, 2019	16,419	31,292	47,711

There were no material changes in the fair value of securities measured using Level 3 prices in First Quarter 2018.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2019 and December 31, 2018:

March 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,923	—	17,923	—
Corporate securities	20,019	—	20,019	—
Total HTM fixed income securities	$37,942	—	37,942	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$61,391	—	61,391	—
6.70% Senior Notes	115,671	—	115,671	—
5.375% Senior Notes	307,215	—	307,215	—
1.61% borrowings from FHLBNY	24,474	—	24,474	—
1.56% borrowings from FHLBNY	24,426	—	24,426	—
3.03% borrowings from FHLBI	61,814	—	61,814	—
Total long-term debt	$594,991	—	594,991	—

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,969	—	17,969	—
Corporate securities	20,348	—	20,348	—
Total HTM fixed income securities	$38,317	—	38,317	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,032	—	57,032	—
6.70% Senior Notes	107,075	—	107,075	—
5.875% Senior Notes	177,230	177,230	—	—
1.61% borrowings from FHLBNY	24,218	—	24,218	—
1.56% borrowings from FHLBNY	24,162	—	24,162	—
3.03% borrowings from FHLBI	58,905	—	58,905	—
Total long-term debt	$448,622	177,230	271,392	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report.

	Quarter ended March 31,
($ in thousands)	2019	2018
Premiums written:
Direct	$766,394	714,234
Assumed	6,555	6,271
Ceded	(100,002)	(95,945)
Net	$672,947	624,560
Premiums earned:
Direct	$728,037	683,733
Assumed	6,562	6,124
Ceded	(102,026)	(98,029)
Net	$632,573	591,828
Loss and loss expenses incurred:
Direct	$424,657	420,916
Assumed	5,265	8,004
Ceded	(43,343)	(43,979)
Net	$386,579	384,941

Ceded premiums and losses related to our participation in the National Flood Insurance Program ("NFIP"), under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2019	2018
Ceded premiums written	$(60,013)	(56,669)
Ceded premiums earned	(62,263)	(58,991)
Ceded loss and loss expenses incurred	(13,686)	(15,719)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Quarter ended March 31,
($ in thousands)	2019	2018
Gross reserve for loss and loss expense, at beginning of year	$3,893,868	3,771,240
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	537,388	585,855
Net reserve for loss and loss expense, at beginning of year	3,356,480	3,185,385
Incurred loss and loss expense for claims occurring in the:
Current year	397,253	388,801
Prior years	(10,674)	(3,860)
Total incurred loss and loss expense	386,579	384,941
Paid loss and loss expense for claims occurring in the:
Current year	73,964	79,345
Prior years	246,168	248,738
Total paid loss and loss expense	320,132	328,083
Net reserve for loss and loss expense, at end of period	3,422,927	3,242,243
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	543,582	549,837
Gross reserve for loss and loss expense at end of period	$3,966,509	3,792,080

Prior year development in First Quarter 2019 of $10.7 million was primarily driven by favorable casualty development of $8.0 million in our workers compensation line of business and $2.0 million in our general liability line of business.

Prior year development in First Quarter 2018 of $3.9 million included $8.0 million of favorable casualty development and $4.1 million of unfavorable property development. The favorable casualty reserve development included $16.0 million in our workers compensation line of business, partially offset by unfavorable development of $8.0 million in our commercial automobile line of business.

NOTE 9. Segment Information
The results of our four reportable segments are evaluated as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and Excess and Surplus ("E&S") Lines are evaluated based on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

•
Our Investments segment is primarily evaluated based on after-tax net investment income and its ROE contribution. Also included in Investment segment results are after-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income.

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

The following summaries present revenues (net investment income and net realized and unrealized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2019	2018
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$131,186	118,231
Workers compensation	78,715	78,823
General liability	161,525	149,829
Commercial property	86,067	80,326
Businessowners’ policies	26,081	25,591
Bonds	8,904	8,134
Other	4,706	4,430
Miscellaneous income	2,044	1,826
Total Standard Commercial Lines revenue	499,228	467,190
Standard Personal Lines:
Net premiums earned:
Personal automobile	43,163	40,442
Homeowners	32,130	32,201
Other	2,014	1,613
Miscellaneous income	276	352
Total Standard Personal Lines revenue	77,583	74,608
E&S Lines:
Net premiums earned:
Casualty lines	44,528	38,540
Property lines	13,554	13,668
Miscellaneous income	—	1
Total E&S Lines revenue	58,082	52,209
Investments:
Net investment income	50,618	43,231
Net realized and unrealized investment gains (losses)	13,451	(10,549)
Total Investments revenue	64,069	32,682
Total revenues	$698,962	626,689

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2019	2018
Standard Commercial Lines:
Underwriting gain, before federal income tax	$25,815	6,804
Underwriting gain, after federal income tax	20,394	5,375
Combined ratio	94.8%	98.5
ROE contribution	4.4	1.3

Standard Personal Lines:
Underwriting gain (loss), before federal income tax	$3,167	(1,506)
Underwriting gain (loss), after federal income tax	2,502	(1,190)
Combined ratio	95.9%	102.0
ROE contribution	0.5	(0.3)

E&S Lines:
Underwriting gain (loss), before federal income tax	$4,579	(565)
Underwriting gain (loss), after federal income tax	3,617	(446)
Combined ratio	92.1%	101.1
ROE contribution	0.8	(0.1)

Investments:
Net investment income	$50,618	43,231
Net realized and unrealized investment gains (losses)	13,451	(10,549)
Total investment segment income, before federal income tax	64,069	32,682
Tax on investment segment income	12,120	5,226
Total investment segment income, after federal income tax	$51,949	27,456
ROE contribution of after-tax net investment income	8.9	8.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2019	2018
Underwriting gain (loss)
Standard Commercial Lines	$25,815	6,804
Standard Personal Lines	3,167	(1,506)
E&S Lines	4,579	(565)
Investment income	64,069	32,682
Total all segments	97,630	37,415
Interest expense	(11,526)	(6,152)
Corporate expenses	(12,410)	(11,332)
Income, before federal income tax	$73,694	19,931

NOTE 10. Retirement Plans
SICA's primary pension plan is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information concerning SICA's retirement plans, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report.

The following tables provide information regarding the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2019	2018
Net Periodic Benefit Cost:
Interest cost	$3,377	3,095
Expected return on plan assets	(5,279)	(5,682)
Amortization of unrecognized net actuarial loss	644	494
Total net periodic benefit cost[1]	$(1,258)	(2,093)
1 The components of net periodic benefit cost are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2019	2018
Weighted-Average Expense Assumptions:
Discount rate	4.46%	3.78%
Effective interest rate for calculation of interest cost	4.12	3.46
Expected return on plan assets	6.50	6.36

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2019 and 2018 were as follows:

First Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$73,694	12,346	61,348
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	102,926	21,613	81,313
Amounts reclassified into net income:
HTM securities	(9)	(2)	(7)
Realized gains on disposals and OTTI of AFS securities	(1,077)	(226)	(851)
Total unrealized gains on investment securities	101,840	21,385	80,455
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	664	139	525
Total defined benefit pension and post-retirement plans	664	139	525
Other comprehensive income	102,504	21,524	80,980
Comprehensive income	$176,198	33,870	142,328

First Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$19,931	1,006	18,925
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(85,315)	(17,917)	(67,398)
Amounts reclassified into net income:
HTM securities	(12)	(2)	(10)
Realized losses on disposals and OTTI of AFS securities	4,549	955	3,594
Total unrealized losses on investment securities	(80,778)	(16,964)	(63,814)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	532	112	420
Total defined benefit pension and post-retirement plans	532	112	420
Other comprehensive loss	(80,246)	(16,852)	(63,394)
Comprehensive loss	$(60,315)	(15,846)	(44,469)

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2019 were as follows:

March 31, 2019					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2018	$(71)	71	1,888	1,888	(79,844)	(77,956)
OCI before reclassifications	—	—	81,313	81,313	—	81,313
Amounts reclassified from AOCI	—	(7)	(851)	(858)	525	(333)
Net current period OCI	—	(7)	80,462	80,455	525	80,980
Balance, March 31, 2019	$(71)	64	82,350	82,343	(79,319)	3,024

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2019	2018
HTM related
Unrealized losses on HTM disposals	$—	1	Net realized and unrealized gains (losses)
Amortization of net unrealized gains on HTM securities	(9)	(13)	Net investment income earned
	(9)	(12)	Income before federal income tax
	2	2	Total federal income tax expense
	(7)	(10)	Net income
Realized (gains) losses on AFS and OTTI
Realized (gains) losses on AFS disposals and OTTI	(1,077)	4,549	Net realized and unrealized gains (losses)
	(1,077)	4,549	Income before federal income tax
	226	(955)	Total federal income tax expense
	(851)	3,594	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	145	112	Loss and loss expense incurred
	519	420	Other insurance expenses
Total defined benefit pension and post-retirement life	664	532	Income before federal income tax
	(139)	(112)	Total federal income tax expense
	525	420	Net income

Total reclassifications for the period	$(333)	4,004	Net income

NOTE 12. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2030, are generally renewed or replaced by similar leases.

We determine if an arrangement is a lease on the commencement date of the contract. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The lease asset and liability are measured by the present value of the future minimum lease payments over the lease term. Our fleet vehicle leases include a residual value guarantee; however, it is not probable of being owed. Therefore, there is no impact to the lease liability or lease asset. To measure the present value, the discount rate available in the contract is used. If the discount rate is not readily determinable, our incremental borrowing rate is used. The lease asset is then adjusted to exclude lease incentives. We recognize variable lease payments in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is calculated using the straight-line method.

Upon adoption of ASU 2016-02 on January 1, 2019, we recorded operating lease right-of-use assets of $20.7 million with related lease liabilities of $21.0 million. The differential of $0.3 million was recognized, on an after-tax basis, as a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. Financing lease right-of-use assets and the related lease liabilities were $0.9 million as of January 1, 2019. See Note 2. "Adoption of Accounting Pronouncements" in this Form 10-Q for additional information regarding ASU 2016-02 and accounting policy elections made.

The components of lease expense in First Quarter 2019 were as follows:

($ in thousands)	Quarter ended March 31, 2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,152
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	284
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	—
Total finance lease cost	284

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	788

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	739

The following table provides supplemental information regarding our operating and finance leases.

	March 31, 2019
Weighted-average remaining lease term
Operating leases	5	years
Finance leases	1
Weighted-average discount rate
Operating leases	3.3%
Finance leases[1]	—
1Prior to adoption of ASU 2016-02, our historical capital lease liability and asset were measured using an un-discounted cash flow stream due to immateriality of the capital lease population. As we have elected the practical expedient that does not require us to reassess our population of capital leases upon adoption of ASU 2016-02, our existing finance leases do not have a weighted-average discount rate.

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	March 31, 2019
Operating leases
Other assets	$24,946
Other liabilities	25,415
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	607
Long-term debt	607

At March 31, 2019, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$444	5,779	6,223
2020	141	7,355	7,496
2021	22	5,083	5,105
2022	—	3,641	3,641
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total lease payments	607	34,456	35,063
Less: imputed interest	—	3,610	3,610
Less: leases that have not yet commenced	—	5,431	5,431
Total lease liabilities	$607	25,415	26,022

At December 31, 2018, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Capital Leases	Operating Leases	Total
2019	$728	7,762	8,490
2020	141	7,355	7,496
2021	22	5,083	5,105
2022	—	3,641	3,641
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total minimum payment required	$891	36,439	37,330

Refer to Note. 3 "Statements of Cash Flows" in this Form 10-Q for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

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

As of March 31, 2019, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

For further details regarding these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report").

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
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2018 Annual Report filed with the U.S. Securities and Exchange Commission. Within the MD&A, all prior year amounts in this Form 10-Q for non-catastrophe property losses, and the related ratios, have been adjusted to include the related loss expenses, which is consistent with the current year presentation.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the first quarters ended March 31, 2019 (“First Quarter 2019”) and March 31, 2018 (“First Quarter 2018”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts based on our informed estimates and judgments for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the consolidated financial statements. Those estimates and judgments that were most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments ("OTTI"); and (iv) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain and, therefore, are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies, refer to pages 37 through 46 of our 2018 Annual Report.

Financial Highlights of Results for First Quarter 2019 and First Quarter 20181

($ and shares in thousands, except per share amounts)	Quarter ended March 31,		Change % or Points
	2019	2018
Revenues	$698,962	626,689	12%
After-tax net investment income	41,323	35,790	15
After-tax underwriting income	26,513	3,739	609
Net income before federal income tax	73,694	19,931	270
Net income	61,348	18,925	224
Diluted net income per share	1.02	0.32	219
Diluted weighted-average outstanding shares	59,876	59,563	1
Combined ratio	94.7%	99.2	(4.5)	pts
Invested assets per dollar of stockholders' equity	$3.24	3.42	(5)%
After-tax yield on investments	2.8%	2.5	0.3	pts
Annualized return on equity ("ROE")	13.2	4.5	8.7

Non-Generally Accepted Accounting Principles ("GAAP") operating income[2]	$54,020	27,259	98%
Diluted non-GAAP operating income per share[2]	0.90	0.46	96
Annualized non-GAAP operating ROE[2]	11.6%	6.5	5.1	pts

[1]	Refer to the Glossary of Terms attached to our 2018 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

[2]
Non-GAAP operating income is used as an important financial measure by us, analysts, and investors, because the realization of net investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, these net realized investment gains and losses, OTTI that are charged to earnings, unrealized gains and losses on equity securities, and the debt retirement costs could distort the analysis of trends.

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2019	2018
Net income	$61,348	18,925
Net realized and unrealized (gains) losses, before tax	(13,451)	10,549
Debt retirement costs, before tax	4,175	—
Tax on reconciling items, at 21%	1,948	(2,215)
Non-GAAP operating income	$54,020	27,259

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter ended March 31,
	2019	2018
Net income per diluted share	$1.02	0.32
Net realized and unrealized (gains) losses, before tax	(0.22)	0.18
Debt retirement costs, before tax	0.07	—
Tax on reconciling items, at 21%	0.03	(0.04)
Non-GAAP operating income per diluted share	$0.90	0.46

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended March 31,
	2019	2018
Annualized ROE	13.2%	4.5
Net realized and unrealized (gains) losses, before tax	(2.9)	2.5
Debt retirement costs, before tax	0.9	—
Tax on reconciling items, at 21%	0.4	(0.5)
Annualized non-GAAP operating ROE	11.6%	6.5

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended March 31,		Change Points
	2019	2018
Standard Commercial Lines Segment	4.4%	1.3	3.1
Standard Personal Lines Segment	0.5	(0.3)	0.8
E&S Lines Segment	0.8	(0.1)	0.9
Total insurance operations	5.7	0.9	4.8

Investment income	8.9	8.5	0.4
Net realized and unrealized gains (losses)	2.3	(2.0)	4.3
Total investments segment	11.2	6.5	4.7

Other	(3.7)	(2.9)	(0.8)

Annualized ROE	13.2%	4.5	8.7

The First Quarter 2019 results continued to build on our five-year track record of consistently generating double-digit non-GAAP operating ROEs on an annual basis that have been close to our target returns. At 11.6%, our First Quarter 2019 non-GAAP operating ROE is just below our 2019 target non-GAAP operating ROE of 12%.

Insurance Operations
Our insurance operations' annualized ROE increased 4.8 points, to 5.7%, in First Quarter 2019 compared to the same prior year period, reflecting a decrease in our combined ratio of 4.5 points. This decrease was principally driven by: (i) lower levels of both catastrophe and non-catastrophe property losses; (ii) higher levels of favorable prior year casualty reserve development; and (iii) a lower expense ratio.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
Insurance Operations Results:
Net premiums written ("NPW")	$672,947	624,560	8%
Net premiums earned (“NPE”)	632,573	591,828	7
Less:
Loss and loss expense incurred	386,579	384,941	—
Net underwriting expenses incurred	210,653	199,747	5
Dividends to policyholders	1,780	2,407	(26)
Underwriting income	$33,561	4,733	609%
Combined Ratios:
Loss and loss expense ratio	61.1%	65.0	(3.9)	pts
Underwriting expense ratio	33.3	33.8	(0.5)
Dividends to policyholders ratio	0.3	0.4	(0.1)
Combined ratio	94.7	99.2	(4.5)

Our First Quarter 2019 results continue to reflect our efforts to: (i) achieve overall renewal pure price increases at levels that are in line with expected loss trend; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. We continue to execute on our strategy for disciplined NPW growth, with 8% growth in First Quarter 2019 compared to First Quarter 2018. We experienced growth in all three of our insurance segments, most notably due to our Standard Commercial Lines and E&S Lines segments, which had NPW growth of 7% and 19%, respectively, primarily due to increased new business levels coupled with renewal pure price increases and strong retention. The Standard Commercial Lines growth was aided by the net appointment of 24 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The loss and loss expense ratio decreased 3.9 points in First Quarter 2019 compared to First Quarter 2018, driven by the following:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$20.9	3.3	pts	$26.0	4.4	pts	(1.1)	pts
(Favorable) prior year casualty reserve development	(10.0)	(1.6)		(8.0)	(1.4)		(0.2)
Non-catastrophe property loss and loss expenses	108.0	17.1		116.2	19.6		(2.5)
Total	118.9	18.8		134.2	22.6		(3.8)

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2019		2018
General liability	$(2.0)		—
Commercial automobile	—		8.0
Workers compensation	(8.0)		(16.0)
Total Standard Commercial Lines	(10.0)		(8.0)

Homeowners	—		—
Personal automobile	—		—
Total Standard Personal Lines	—		—

E&S	—		—

Total (favorable) prior year casualty reserve development	$(10.0)		(8.0)

(Favorable) impact on loss ratio	(1.6)	pts	(1.4)

For additional qualitative discussions regarding reserve development, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 0.5 points in First Quarter 2019 compared to First Quarter 2018, primarily due to: (i) a 0.2-point reduction in employee-related expenses; and (ii) a 0.1-point reduction in profit-based compensation to our distribution partners.

Investments Segment
Net investment income, after tax, contributed 8.9 percentage points to ROE in First Quarter 2019, compared to 8.5 points in First Quarter 2018. The improvement in the period reflected after-tax net investment income growth of 15% in First Quarter 2019 compared to the same prior year period, principally driven by: (i) cash flow from operations that was 7% of NPW; (ii) active management of the core fixed income portfolio; and (iii) the $106 million of net proceeds from our 5.375% Senior Notes issuance. The after-tax earned income yield on the portfolio averaged 2.8% during First Quarter 2019, compared to 2.5% in First Quarter 2018.

Net realized and unrealized gains and losses contributed 2.3 points to ROE in First Quarter 2019, an improvement of 4.3 points over the comparable prior year period. The significant driver of the improvement was unrealized gains on our equity portfolio in First Quarter 2019. These gains contributed $8.0 million to net income, with an ROE contribution of 1.7 points, compared to an after-tax loss of $11.1 million in First Quarter 2018, which reduced ROE by 2.6 points in First Quarter 2018.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 3.7 points in First Quarter 2019, compared to 2.9 points in First Quarter 2018. On March 1, 2019, Selective issued 5.375% Senior Notes with an aggregate principal amount of $300 million, the proceeds of which were used, in part, to redeem our 5.875% Senior Notes with an aggregate principal balance of $185 million that became callable last year. As a result of this redemption, we incurred after-tax debt retirement costs of $3.3 million, which reduced our ROE by 0.7 points. These costs have been excluded from non-GAAP operating income.

Outlook
We ended 2018 with record levels of capital and liquidity, and our strong First Quarter 2019 results continued to improve our financial position. Additionally, during the quarter we executed our first institutional public debt offering with the issuance of $300 million aggregate principal amount of 5.375% Senior Notes. We used the net proceeds from this offering to redeem our then-outstanding $185 million aggregate principal amount of 5.875% Senior Notes, with the remaining $106 million of net proceeds being used for general corporate purposes.

For 2019, we have established a non-GAAP operating ROE target of 12%, which is an appropriate return for our shareholders based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

Our focus in 2019 will be on the following areas:

•
Achieving written renewal pure price increases that are in line with expected loss trend. In First Quarter 2019, we achieved overall renewal pure price increases of 3.7%, which was in line with expectations.

•	Delivering on our strategy for continued disciplined growth, which will be driven by the addition of new agents, greater "share of wallet" in our agents’ offices, and geographic expansion. Our longer-term Standard Commercial Lines target is to attain a 3% market share in the states in which we operate, by appointing distribution partner relationships approximating 25% of their markets and seeking an average "share of wallet" of 12% across the relationships. This goal represents an additional premium opportunity in excess of $2.7 billion in our 27 state footprint. In First Quarter 2019, we achieved NPW growth of 8%.

•
Continuing to enhance the customer experience strategy that we have been highlighting over the past year, including value-added technologies and services such as: (i) our “Selective® Drive” program, which was introduced to certain commercial automobile policyholders through our distribution partners in the fourth quarter of 2018; (ii) proactive communications in relation to product recalls, possible loss activity, or policy changes; (iii) technology usage to reduce claim cycle time, such as SWIFT claim-fast tracking and EZ Write; and (v) fully digital self-service capabilities for our customers.

•
Improving profitability in our lines of business by: (i) generating overall renewal pure price increases that are in line with expected loss trend; (ii) actively managing the new and renewal books in targeted industry segments, which we expect will have a positive impact on profitability through business mix; and (ii) within our E&S segment, exiting some underperforming classes, while entering into new distribution relationships.

•	Actively managing the investment portfolio to enhance after-tax yields while managing credit, duration, and liquidity risk. There was a significant decline in interest rates in First Quarter 2019, which demonstrates the need to maintain a strong focus on underwriting discipline to generate adequate returns on invested capital.

As we look to the remainder of 2019, we remain extremely pleased with our financial and strategic position. We are steadfastly focused on underwriting discipline as we execute on our various strategies to generate profitable growth. The investments we are making today in our franchise distribution model, sophisticated underwriting tools and technology, and overall customer experience in an omni-channel environment, will position us to continue as a leader in the coming years.

Turning to expectations for 2019, A.M. Best Company's ("A.M. Best") "US Property/Casualty: 2019 Review & Preview" is currently forecasting a property and casualty industry statutory combined ratio of 101.2%, including 5 points of catastrophe losses, with a return on equity of 4.8%.

After one quarter of results, we are increasing our full-year 2019 after-tax net investment income guidance by $5 million, to $180 million, mainly due to net proceeds of $106 million from the recent 5.375% Senior Notes issuance. All other assumptions remain the same. Our full-year expectations are as follows:

•	A GAAP combined ratio, excluding catastrophe losses, of 92.0%. This assumes no additional prior-year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $180 million, which includes $8 million after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 19%, which also includes an effective tax rate of 18% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds, and a tax rate of 21% for all other items; and

•	Weighted average shares of 60 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
Insurance Segments Results:
NPW	$546,683	509,076	7%
NPE	497,184	465,364	7
Less:
Loss and loss expense incurred	298,809	293,506	2
Net underwriting expenses incurred	170,780	162,647	5
Dividends to policyholders	1,780	2,407	(26)
Underwriting income	$25,815	6,804	279%
Combined Ratios:
Loss and loss expense ratio	60.1%	63.0	(2.9)	pts
Underwriting expense ratio	34.3	35.0	(0.7)
Dividends to policyholders ratio	0.4	0.5	(0.1)
Combined ratio	94.8	98.5	(3.7)

The increase in NPW in First Quarter 2019 compared to First Quarter 2018 was driven by: (i) direct new business; and (ii) renewal pure price increases.

	Quarter ended March 31,		Change % or Points
($ in millions)	2019	2018
Direct new business	$109.0	97.9	11%
Renewal pure price increases	3.4	3.2	n/m
Retention	84%	85	(1)	pts

The loss and loss expense ratio decreased 2.9 points in First Quarter 2019 compared to First Quarter 2018. This decrease was driven by the following:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$16.0	3.2	pts	$19.8	4.3	pts	(1.1)	pts
Non-catastrophe property loss and loss expenses	74.4	15.0		77.4	16.6		(1.6)
(Favorable) prior year casualty reserve development	(10.0)	(2.0)		(8.0)	(1.7)		(0.3)
Total	80.4	16.2		89.2	19.2		(3.0)

For additional information regarding the favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for First Quarter 2019 and First Quarter 2018" section above and the line of business discussions below.

There was a 0.7-point decrease in the underwriting expense ratio in First Quarter 2019 compared to First Quarter 2018, the significant drivers of which were as follows:

•	A 0.3-point reduction in employee-related expenses; and

•	A 0.2-point reduction in profit-based compensation to our distribution partners.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
NPW	$178,699	164,509	9%
Direct new business	32,185	29,717	8
Retention	85%	85	—	pts
Renewal pure price increases	2.4	2.5	n/m
NPE	$161,525	149,829	8%
Underwriting income	19,049	13,942	37
Combined ratio	88.2%	90.7	(2.5)	pts
% of total Standard Commercial Lines NPW	33	32
The combined ratio decrease in First Quarter 2019 compared to First Quarter 2018 included the impact of favorable prior year casualty reserve development, as illustrated in the table below:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(2.0)	(1.2)	pts	$—	—	pts	(1.2)	pts

The First Quarter 2019 development was primarily attributable to favorable development on loss severities in accident years 2015 and 2016.

In addition, the combined ratio benefited from a lower underwriting expense ratio, which decreased by 0.6 points in First Quarter 2019 compared to First Quarter 2018.

Commercial Automobile
	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
NPW	$147,245	129,845	13%
Direct new business	28,190	22,289	26
Retention	82%	85	n/m
Renewal pure price increases	7.3	7.3	—
NPE	$131,186	118,231	11%
Underwriting loss	(8,721)	(13,364)	35
Combined ratio	106.6%	111.3	(4.7)	pts
% of total Standard Commercial Lines NPW	27	26

The increase in NPW in First Quarter 2019 compared to First Quarter 2018 reflects renewal pure price increases on this line, coupled with an increase in new business as we continue to write commercial automobile policies as part of our overall customer accounts.

The combined ratio improved 4.7 points in First Quarter 2019 compared to First Quarter 2018, driven by the following:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$25.1	19.1	pts	$22.6	19.1	pts	—	pts
Unfavorable prior year casualty reserve development	—	—		8.0	6.8		(6.8)
Catastrophe losses	0.2	0.1		0.9	0.7		(0.6)
Total	25.3	19.2		31.5	26.6		(7.4)

Partially offsetting the items above was a 4.3-point increase in current year loss costs. This increase reflects the elevated frequencies and severities we experienced during 2018 that are reflected in our 2019 accident year loss expectations. While very early in the 2019 accident year, reported claims frequencies are currently within our expectations.

As seen in the table above, this line of business did not experience any prior year casualty reserve development in First Quarter 2019, and the unfavorable development in First Quarter 2018 was primarily due to greater than expected claims frequencies and to a lesser extent, severities in accident years 2015 through 2017. In First Quarter 2019, we have not seen pressure on the prior accident years' reserves, as frequencies and severities were within expectations.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than target levels. To address profitability in this line, we have been actively implementing price increases, which averaged 7.3% in First Quarter 2019. In addition to price increases, we have also been actively managing our new and renewal business in targeted industry segments, which we expect will have a positive impact on profitability through business mix improvement. Over the longer term, we expect accounts that adopt our recently introduced Selective® Drive program will have greater insight to their commercial auto risks and have the potential to reduce their loss experience.

Workers Compensation
	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
NPW	$85,065	88,906	(4)%
Direct new business	16,948	17,348	(2)
Retention	84%	85	(1)	pts
Renewal pure price (decreases) increases	(1.6)	(0.1)	n/m
NPE	$78,715	78,823	—%
Underwriting income	10,719	16,426	(35)
Combined ratio	86.4%	79.2	7.2	pts
% of total Standard Commercial Lines NPW	16	18

The increase in the combined ratio in First Quarter 2019 compared to First Quarter 2018 was driven by a lower level of favorable prior year casualty reserve development, as follows:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(8.0)	(10.2)	pts	$(16.0)	(20.3)	pts	10.1	pts

The development in both periods was primarily due to lower severities in accident years 2016 and prior.

Partially offsetting the lower favorable prior year development was a 1.2-point reduction in the underwriting expense ratio.

While reported profitability on this line remains strong due to favorable emergence on prior year reserves, current accident year margins do not support the continued negative pricing levels that are being set by the National Council on Compensation Insurance and independent state Rating Bureaus. A reduction or reversal in the trend of favorable frequencies and severities has the potential to significantly increase this line's combined ratio, which we are monitoring closely.

Commercial Property
	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
NPW	$93,029	85,205	9%
Direct new business	21,042	19,484	8
Retention	83%	84	(1)	pts
Renewal pure price increases	3.5	2.5	n/m
NPE	$86,067	80,326	7%
Underwriting (loss) income	1,903	(12,441)	115
Combined ratio	97.8%	115.5	(17.7)	pts
% of total Standard Commercial Lines NPW	17	17

The decrease in the combined ratio in First Quarter 2019 compared to First Quarter 2018 was driven by the following:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$12.5	14.6	pts	$14.8	18.4	pts	(3.8)	pts
Non-catastrophe property loss and loss expenses	39.1	45.5		47.1	58.7		(13.2)
Total	51.6	60.1		61.9	77.1		(17.0)

First Quarter 2018 had elevated catastrophe losses, primarily related to a winter storm that impacted the east coast of the United States in early January and several Nor'easters in March, compared to less severe catastrophe activity in First Quarter 2019. Additionally, First Quarter 2018 had elevated non-catastrophe property losses that principally related to a January deep freeze in our footprint states and a relatively large number of severe fire losses.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
Insurance Segments Results:
NPW	$69,369	67,861	2%
NPE	77,307	74,256	4
Less:
Loss and loss expense incurred	53,070	55,439	(4)
Net underwriting expenses incurred	21,070	20,323	4
Underwriting income	$3,167	(1,506)	310%
Combined Ratios:
Loss and loss expense ratio	68.6%	74.6	(6.0)	pts
Underwriting expense ratio	27.3	27.4	(0.1)
Combined ratio	95.9	102.0	(6.1)

The increase in NPW reflected in the table above was driven by the following:

	Quarter ended March 31,		Change % or Points
($ in millions)	2019	2018
New business	$10.3	11.8	(13)%
Retention	84%	85	(1)	pts
Renewal pure price increases	5.2	3.8	n/m

The loss and loss expense ratio decreased 6.0 points in First Quarter 2019 compared to First Quarter 2018. The drivers of this fluctuation are as follows:

	First Quarter 2019			First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$29.1	37.6	pts	$29.0	39.0	pts	(1.4)	pts
Catastrophe losses	4.1	5.3		6.8	9.2		(3.9)
Total	33.2	42.9		35.8	48.2		(5.3)

In addition, current year loss costs were 0.7 points lower in First Quarter 2019 compared to First Quarter 2018, reflecting rate increases in excess of expected loss trend.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
Insurance Segments Results:
NPW	$56,895	47,623	19%
NPE	58,082	52,208	11
Less:
Loss and loss expense incurred	34,700	35,996	(4)
Net underwriting expenses incurred	18,803	16,777	12
Underwriting (loss) income	$4,579	(565)	910%
Combined Ratios:
Loss and loss expense ratio	59.7%	69.0	(9.3)	pts
Underwriting expense ratio	32.4	32.1	0.3
Combined ratio	92.1	101.1	(9.0)

NPW increased 19% in the quarter compared to a year ago, driven by a 41% increase in new business. Over the past year, we have taken steps to exit some underperforming classes of E&S business, while entering into new distribution relationships. The premium growth in First Quarter 2019 compared to First Quarter 2018 continues to reflect the impact of one particularly large relationship that we reestablished in the second quarter of 2018. Quantitative information on the premium in this segment is as follows:

	Quarter ended March 31,		Change % or Points
($ in millions)	2019	2018
Direct new business	$25.7	18.3	41%
Renewal pure price increases[1]	5.6%	5.0	n/m
1The E&S casualty renewal price increases were 5.9% for First Quarter 2019 and 6.5% for First Quarter 2018.

While the relatively small size of this segment can lead to some volatility in results, improved underwriting, pricing, and claims outcomes have us on track to achieve our risk-adjusted profitability target for this segment by the end of 2020. The combined ratio in First Quarter 2019 improved 9.0 points compared to First Quarter 2018, primarily driven by property losses, as outlined in the table below:

	First Quarter 2019		First Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Non-catastrophe property loss and loss expenses	4.5	7.8	9.8	18.9	(11.1)
Catastrophe losses	0.8	1.4	(0.6)	(1.2)	2.6
Total	5.3	9.2	9.2	17.7	(8.5)

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio as of March 31, 2019 was 3.7 years, compared to the Insurance Subsidiaries’ liability duration as of December 31, 2018 of approximately 3.6 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield, while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and net investment income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets
($ in thousands)	March 31, 2019	December 31, 2018	Change
Total invested assets	$6,233,745	5,960,651	5%
Invested assets per dollar of stockholders' equity	3.24	3.33	(3)
Unrealized (loss) gain – before tax[1]	123,871	11,916	940
Unrealized (loss) gain – after tax[1]	97,858	9,414	939
1Includes unrealized gains on fixed income securities and equity securities.

The increase in invested assets at March 31, 2019 compared to December 31, 2018 was driven by: (i) operating cash flow generated in First Quarter 2019 of $47 million; (ii) pre-tax unrealized gains in our fixed income and equity securities portfolios of $112 million due to a reduction in interest rates and tightening corporate credit spreads, as well as strong performance in U.S. equities during First Quarter 2019; and (iii) net proceeds of $106 million from the issuance of our 5.375% Senior Notes and the redemption of our 5.875% Senior Notes in March 2019. For additional information regarding these debt transactions, see Note 5. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

At March 31, 2019, our fixed income securities and short-term investment portfolios represented 95% of our total invested assets, consistent with December 31, 2018. These portfolios had a weighted average credit rating of “ AA- ,” with 98% of the securities in the portfolio being investment grade quality at both March 31, 2019 and December 31, 2018. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2018.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2018 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2019	2018
Fixed income securities	$49,033	42,041	17%
Equity securities	1,640	1,977	(17)
Short-term investments	2,044	523	291
Other investments	660	1,563	(58)
Investment expenses	(2,759)	(2,873)	4
Net investment income earned – before tax	50,618	43,231	17
Net investment income tax expense	(9,295)	(7,441)	25
Net investment income earned – after tax	$41,323	35,790	15
Effective tax rate	18.4%	17.2	1.2	pts
Annualized after-tax yield on fixed income securities	3.0	2.7	0.3
Annualized after-tax yield on investment portfolio	2.8	2.5	0.3

The increase in pre-tax net investment income in First Quarter 2019 compared to First Quarter 2018 was driven primarily by: (i) cash flow from operations that was 7% of NPW; (ii) active management of the core fixed income portfolio; and (iii) the $106 million of net proceeds from our 5.375% Senior Notes issuance.

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

	Quarter ended March 31,
($ in thousands)	2019	2018
Net realized gains on disposals, excluding OTTI	$3,444	4,731
OTTI charges	(104)	(1,212)
Unrealized gains (losses) recognized in income on equity securities	10,111	(14,068)
Total net realized and unrealized gains (losses)	$13,451	(10,549)

The increase in net realized and unrealized gains in First Quarter 2019 compared to the same period last year was primarily driven by market value fluctuations on our equity portfolio.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in millions)	2019	2018
Federal income tax expense	$12.3	1.0
Effective tax rate	16.8%	5.0

The effective tax rate in the table above differs from the statutory rate of 21% principally due to the benefit of tax-advantaged interest and dividend income and the impact of excess tax benefits on our stock-based compensation awards, partially offset by the disallowance of certain executive compensation. The increase in the effective tax rate in First Quarter 2019 compared to First Quarter 2018 reflects the contribution of these benefits in relation to overall pre-tax income this year compared to last year.

We continue to expect a full-year effective tax rate of 19%, however, on a quarter-to-quarter basis, there are certain discrete items that cause the quarterly effective rate to differ from our annual expectation. Our effective tax rate in First Quarter 2019 is lower than our full-year expectation as the tax benefit on our stock-based compensation awards are recorded in the period in which they occur and the majority of these benefits occur in the first quarter of each year.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash, excluding restricted cash, and short-term investment position of $291 million at March 31, 2019 was comprised of $103 million at the Parent and $188 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $154 million at March 31, 2019 and $110 million at December 31, 2018. The Parent had a total of $257 million of cash and liquid investments at March 31, 2019, compared to $146 million at December 31, 2018, with the increase being driven by our capital market activities discussed below. The level of cash and invested assets may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to maintain the cash and liquidity at the Parent to two times its expected annual needs, which is currently estimated at $160 million.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries may pay $110 million in total dividends to the Parent in 2019, a $10 million increase from $100 million paid in 2018, of which $28 million was paid during First Quarter 2019. As of December 31, 2018, our allowable ordinary maximum dividend was $210 million for 2019.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 19. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report.
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 3.7 years as of March 31, 2019, while the liabilities of the Insurance Subsidiaries had a duration as of December 31, 2018 of 3.6 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate that varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at March 31, 2019 or at any time during 2019.

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2018 Annual Report. We continue to meet all covenants under our Line of Credit agreement as of March 31, 2019.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. Consistent with December 31, 2018, we have a remaining capacity of $288.5 million for Federal Home Loan Bank borrowings, with a $12.9 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
In First Quarter 2019, SICA borrowed $50 million from the FHLBNY, which was repaid on March 28, 2019. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The remaining capacity under these intercompany loan agreements was $77.5 million as of March 31, 2019, compared to $76.2 million as of December 31, 2018.

Capital Market Activities
In First Quarter 2019, the Parent issued $300 million of 5.375% Senior Notes at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.4 million, resulted in net proceeds from the offering of $290.7 million. The Parent used a portion of the proceeds to fully redeem the then outstanding $185 million aggregate principal amount of its 5.875% Senior Notes, with the remaining $106 million being used for general corporate purposes. For additional information on these transactions, refer to Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q. The Parent had no private or public issuances of stock during First Quarter 2019.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Our next two principal repayments, each in the amount of $25 million, are due in 2021, and the next principal payment is due in 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2019, we had GAAP stockholders' equity of $1.9 billion and statutory surplus of $1.8 billion. With total debt of $550.1 million, our debt-to-capital ratio was 22.2% at March 31, 2019.

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

Book value per share increased to $32.51 as of March 31, 2019, from $30.40 as of December 31, 2018, driven by $1.02 in net income per share and $1.36 in unrealized gains on our fixed income securities portfolio, partially offset by $0.20 in dividends to our shareholders.

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

Our ratings have not changed from those reported in our "Ratings" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." in our 2018 Annual Report and continue to be as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Stable
Moody's Investor Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

On April 19, 2019, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong capitalization and financial performance, with stable underwriting results and return metrics that have remained favorable compared to our peers.

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

Off-Balance Sheet Arrangements
At March 31, 2019 and December 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2018. The following table provides future cash payments on our notes payable as of March 31, 2019, giving consideration to the $300 million 5.375% Senior Notes issuance and the redemption of our $185 million 5.875% Senior Notes in First Quarter 2019, the details of which are contained in Note 5. "Indebtedness" in Item 1. "Financial Statements." in this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$560.0	—	50.0	—	510.0
Interest on debt obligations	671.9	29.1	57.7	56.6	528.5
Total	$1,231.9	29.1	107.7	56.6	1,038.5

As of March 31, 2019, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to $217.3 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of March 31, 2019, we had the following contractual obligations: (i) $15.0 million to further invest in non-publicly traded common stock within our equity portfolio that expire through 2023; and (ii) $37.8 million to further invest in non-publicly traded collateralized loan obligations in our fixed income securities portfolio that expire through 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. For additional details on transactions with related parties, see Note 16. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." in our 2018 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2018 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2019, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, redeeming our fixed income securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2018 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in First Quarter 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2019	9,570	$59.35	—	—
February 1 - 28, 2019	93,363	64.42	—	—
March 1 - 31, 2019	38	63.70	—	—
Total	102,971	$63.95	—	—

1These shares were purchased from employees in connection with the vesting of restricted stock units and option exercises. These repurchases were made to satisfy tax withholding obligations and/or option costs with respect to those employees.

ITEM 5. OTHER INFORMATION.
Our 2019 Annual Meeting of Stockholders was held on May 1, 2019. Voting was conducted in person and by proxy as follows:

(a) Stockholders voted to elect the following fourteen nominees for a term of one year as follows:

	For	Against	Abstain
John C. Burville	47,100,809	942,323	32,626
Terrence W. Cavanaugh	47,912,263	133,337	30,158
Robert Kelly Doherty	47,815,623	222,401	37,734
John J. Marchioni	46,680,238	1,363,356	32,164
Thomas A. McCarthy	47,823,808	221,881	30,069
H. Elizabeth Mitchell	47,358,940	689,332	27,486
Michael J. Morrissey	46,820,167	1,225,720	29,871
Gregory E. Murphy	46,219,770	1,827,834	28,154
Cynthia S. Nicholson	47,594,299	457,231	24,228
Ronald L. O'Kelley	47,244,294	799,163	32,301
William M. Rue	47,203,590	842,061	30,107
John S. Scheid	47,804,166	241,182	30,410
J. Brian Thebault	46,500,517	1,538,006	37,235
Philip H. Urban	47,566,071	478,885	30,802

There were 4,595,502 broker non-votes for each nominee.

(b) Stockholders voted to approve, on an advisory basis, the 2018 compensation of our named executive officers as disclosed in our Proxy Statement for the 2019 Annual Meeting of Stockholders. The votes were as follows: 46,584,060 shares voted for this proposal; 1,375,755 shares voted against it; and 115,943 shares abstained. There were 4,595,502 broker non-votes.

(c) Stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2019. The votes were as follows: 51,367,757 shares voted for this proposal; 1,269,785 shares voted against it; and 33,718 shares abstained.

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	May 2, 2019	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	May 2, 2019	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)