Form 10-Q
period 2019-06-30
SELECTIVE INSURANCE GROUP INC
filed 2019-08-01
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐       No ☒
As of July 19, 2019, there were 59,370,023 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2019	December 31, 2018
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $33,855 – 2019; $38,317 – 2018)	$32,364	37,110
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,571,491 – 2019; $5,270,798 – 2018)	5,757,898	5,273,100
Equity securities – at fair value (cost: $135,761 – 2019; $138,144 – 2018)	157,519	147,639
Short-term investments (at cost which approximates fair value)	291,365	323,864
Other investments	182,109	178,938
Total investments (Note 4 and 6)	6,421,255	5,960,651
Cash	504	505
Restricted cash	7,139	16,414
Interest and dividends due or accrued	43,137	41,620
Premiums receivable, net of allowance for uncollectible accounts of: $7,800 – 2019; $9,400 – 2018	877,708	770,518
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,400 – 2019; $4,500 – 2018	577,274	549,172
Prepaid reinsurance premiums	163,530	157,723
Deferred federal income tax	14,698	53,540
Property and equipment – at cost, net of accumulated depreciation and amortization of: $219,670 – 2019; $211,657 – 2018	73,678	65,248
Deferred policy acquisition costs	273,128	252,612
Goodwill	7,849	7,849
Other assets	115,705	76,877
Total assets	$8,575,605	7,952,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,027,052	3,893,868
Unearned premiums	1,536,891	1,431,932
Long-term debt	550,778	439,540
Current federal income tax	3,182	1,302
Accrued salaries and benefits	87,582	116,706
Other liabilities	310,576	277,579
Total liabilities	$6,516,061	6,160,927

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,332,584 – 2019; 102,848,394 – 2018	206,665	205,697
Additional paid-in capital	407,382	390,315
Retained earnings	1,968,374	1,858,414
Accumulated other comprehensive income (loss) (Note 11)	68,506	(77,956)
Treasury stock – at cost (shares: 44,004,476 – 2019; 43,899,840 – 2018)	(591,383)	(584,668)
Total stockholders’ equity	$2,059,544	1,791,802
Commitments and contingencies
Total liabilities and stockholders’ equity	$8,575,605	7,952,729

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Net premiums earned	$642,619	604,836	1,275,192	1,196,664
Net investment income earned	58,505	45,553	109,123	88,784
Net realized and unrealized gains (losses):
Net realized investment gains on disposals	2,883	54	6,327	4,785
Other-than-temporary impairments	(971)	(2,821)	(1,075)	(4,033)
Unrealized gains (losses) on equity securities	2,115	1,115	12,226	(12,953)
Total net realized and unrealized gains (losses)	4,027	(1,652)	17,478	(12,201)
Other income	3,053	3,179	5,373	5,358
Total revenues	708,204	651,916	1,407,166	1,278,605

Expenses:
Loss and loss expense incurred	380,984	366,328	767,563	751,269
Amortization of deferred policy acquisition costs	133,401	122,661	263,075	243,754
Other insurance expenses	86,662	80,994	171,741	164,234
Interest expense	7,366	6,125	18,892	12,277
Corporate expenses	9,566	3,283	21,976	14,615
Total expenses	617,979	579,391	1,243,247	1,186,149

Income before federal income tax	90,225	72,525	163,919	92,456

Federal income tax expense:
Current	17,958	12,782	30,539	13,215
Deferred	1	924	(234)	1,497
Total federal income tax expense	17,959	13,706	30,305	14,712

Net income	$72,266	58,819	133,614	77,744

Earnings per share:
Basic net income	$1.22	1.00	2.25	1.32

Diluted net income	$1.21	0.99	2.23	1.30

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income	$72,266	58,819	133,614	77,744

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	66,002	(18,955)	147,315	(86,353)
Amounts reclassified into net income:
Held-to-maturity securities	(17)	(6)	(24)	(16)
Realized (gains) losses on disposals and other-than-temporary impairments of available-for-sale securities	(1,027)	2,267	(1,878)	5,861
Total unrealized gains (losses) on investment securities	64,958	(16,694)	145,413	(80,508)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	524	420	1,049	840
Total defined benefit pension and post-retirement plans	524	420	1,049	840
Other comprehensive income (loss)	65,482	(16,274)	146,462	(79,668)
Comprehensive income (loss)	$137,748	42,545	280,076	(1,924)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2019	2018	2019	2018
Common stock:
Beginning of period	$206,451	205,280	205,697	204,569
Dividend reinvestment plan	11	12	22	25
Stock purchase and compensation plans	203	168	946	866
End of period	206,665	205,460	206,665	205,460

Additional paid-in capital:
Beginning of period	398,881	375,155	390,315	367,717
Dividend reinvestment plan	364	333	729	686
Stock purchase and compensation plans	8,137	6,153	16,338	13,238
End of period	407,382	381,641	407,382	381,641

Retained earnings:
Beginning of period, as previously reported	1,908,119	1,731,832	1,858,414	1,698,613
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	—	30,726
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	—	(5,707)
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	—	—	342	—
Balance at beginning of period, as adjusted	1,908,119	1,731,832	1,858,756	1,723,632
Net income	72,266	58,819	133,614	77,744
Dividends to stockholders	(12,011)	(10,723)	(23,996)	(21,448)
End of period	1,968,374	1,779,928	1,968,374	1,779,928

Accumulated other comprehensive income (loss):
Beginning of period, as previously reported	3,024	(68,243)	(77,956)	20,170
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	—	(30,726)
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	—	5,707
Balance at beginning of period, as adjusted	3,024	(68,243)	(77,956)	(4,849)
Other comprehensive income (loss)	65,482	(16,274)	146,462	(79,668)
End of period	68,506	(84,517)	68,506	(84,517)

Treasury stock:
Beginning of period	(591,253)	(584,228)	(584,668)	(578,112)
Acquisition of treasury stock	(130)	(129)	(6,715)	(6,245)
End of period	(591,383)	(584,357)	(591,383)	(584,357)
Total stockholders’ equity	$2,059,544	1,698,155	2,059,544	1,698,155

Dividends declared per share to stockholders	$0.20	0.18	0.40	0.36

Common stock, shares outstanding:
Beginning of period	59,222,905	58,747,505	58,948,554	58,495,122
Dividend reinvestment plan	5,218	6,075	10,912	12,373
Stock purchase and compensation plan	101,650	83,754	473,278	433,009
Acquisition of treasury stock	(1,665)	(2,282)	(104,636)	(105,452)
End of period	59,328,108	58,835,052	59,328,108	58,835,052

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2019	2018
Operating Activities
Net income	$133,614	77,744

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,327	21,771
Stock-based compensation expense	11,654	9,636
Undistributed gains of equity method investments	(4,934)	(1,628)
Distributions in excess of current year income of equity method investments	2,157	1,450
Loss on disposal of fixed assets	—	29
Net realized and unrealized (gains) losses	(17,478)	12,201

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	105,082	82,978
Increase in unearned premiums, net of prepaid reinsurance	99,152	83,143
Decrease in net federal income taxes	1,698	9,887
Increase in premiums receivable	(107,190)	(74,144)
Increase in deferred policy acquisition costs	(20,516)	(13,412)
(Increase) decrease in interest and dividends due or accrued	(1,399)	2
Decrease in accrued salaries and benefits	(29,124)	(46,478)
Increase in other assets	(22,320)	(6,550)
Decrease in other liabilities	(13,583)	(64,372)
Net cash provided by operating activities	165,140	92,257

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(3,650)
Purchase of fixed income securities, available-for-sale	(891,241)	(1,331,607)
Purchase of equity securities	(24,699)	(46,402)
Purchase of other investments	(25,822)	(26,032)
Purchase of short-term investments	(3,258,852)	(1,462,238)
Sale of fixed income securities, available-for-sale	372,159	938,276
Sale of short-term investments	3,291,878	1,463,726
Redemption and maturities of fixed income securities, held-to-maturity	4,643	3,654
Redemption and maturities of fixed income securities, available-for-sale	236,705	311,590
Sale of equity securities	30,094	43,590
Sale of other investments	12,609	3,497
Distributions from other investments	14,489	15,927
Purchase of property and equipment	(16,985)	(6,733)
Net cash used in investing activities	(255,022)	(96,402)

Financing Activities
Dividends to stockholders	(22,940)	(20,437)
Acquisition of treasury stock	(6,715)	(6,245)
Net proceeds from stock purchase and compensation plans	5,100	3,930
Proceeds from borrowings	340,757	130,000
Repayments of borrowings	(235,000)	(130,000)
Repayments of finance lease obligations	(596)	(1,333)
Net cash provided by (used in) financing activities	80,606	(24,085)
Net decrease in cash and restricted cash	(9,276)	(28,230)
Cash and restricted cash, beginning of year	16,919	44,710
Cash and restricted cash, end of period	$7,643	16,480
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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2019 (“Second Quarter 2019”) and June 30, 2018 (“Second Quarter 2018”) and the six-month periods ended June 30, 2019 (“Six Months 2019”) and June 30, 2018 (“Six Months 2018”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Additionally, results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) filed with the SEC.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted ASU 2018-07 in the first quarter of 2019 and it did not have a material impact on our financial condition or results of operations.

Pronouncements to be effective in the future
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as well as additional implementation guidance issued in 2018 and 2019 (collectively referred to as “ASU 2016-13”). ASU 2016-13 will change the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including, among others, held-to-maturity ("HTM") debt securities, trade receivables, and reinsurance recoverables. ASU 2016-13 requires a valuation allowance to be calculated on financial assets, and that they be presented on the financial statements net of the valuation allowance. The valuation allowance is a measurement of expected losses that is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This methodology is referred to as the current expected credit loss model. This ASU also made targeted changes to the impairment accounting model for available-for-sale ("AFS") debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2019	2018
Cash paid during the period for:
Interest	$10,512	12,064
Federal income tax	28,000	4,193

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	3,994	—
Operating cash flows from financing leases	7	—
Financing cash flows from finance leases	596	1,333

Non-cash items:
Corporate actions related to fixed income securities, AFS[2]	25,104	32,133
Assets acquired under finance lease arrangements	814	—
Assets acquired under operating lease arrangements[1]	12,881	—
Non-cash purchase of property and equipment	—	18

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2019	December 31, 2018
Cash	$504	505
Restricted cash	7,139	16,414
Total cash and restricted cash shown in the Statements of Cash Flows	$7,643	16,919

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Our HTM fixed income securities as of June 30, 2019 represented less than 1% of our total invested assets, down slightly compared to December 31, 2018. The carry value and net unrealized/unrecognized gains were $32.4 million and $1.6 million, respectively, at June 30, 2019, and $37.1 million and $1.3 million, respectively, at December 31, 2018. Included in the net unrealized/unrecognized gains were gross unrealized/unrecognized losses of $0.1 million at June 30, 2019 and $0.2 million at December 31, 2018.

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of June 30, 2019 and December 31, 2018 was as follows:

June 30, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$143,461	3,683	(20)	147,124
Foreign government	20,995	494	—	21,489
Obligations of states and political subdivisions	1,056,507	54,516	(6)	1,111,017
Corporate securities	1,733,319	64,620	(4,402)	1,793,537
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	762,896	8,649	(3,941)	767,604
Commercial mortgage-backed securities ("CMBS")	541,093	24,737	(237)	565,593
Residential mortgage-backed securities (“RMBS”)	1,313,220	38,588	(274)	1,351,534
Total AFS fixed income securities	$5,571,491	195,287	(8,880)	5,757,898

December 31, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$120,092	1,810	(592)	121,310
Foreign government	23,202	36	(107)	23,131
Obligations of states and political subdivisions	1,121,615	19,485	(2,631)	1,138,469
Corporate securities	1,639,852	5,521	(27,965)	1,617,408
CLO and other ABS	720,193	4,112	(6,943)	717,362
CMBS	527,409	3,417	(3,748)	527,078
RMBS	1,118,435	12,988	(3,081)	1,128,342
Total AFS fixed income securities	$5,270,798	47,369	(45,067)	5,273,100

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an other-than-temporary impairment ("OTTI") charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The severity of impairment on AFS securities in an unrealized/unrecognized loss position averaged approximately 1% of amortized cost at June 30, 2019 and approximately 2% at December 31, 2018. Quantitative information regarding these losses is provided below.

June 30, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$—	—	5,508	(20)	5,508	(20)
Obligations of states and political subdivisions	739	(6)	—	—	739	(6)
Corporate securities	94,964	(2,260)	46,527	(2,142)	141,491	(4,402)
CLO and other ABS	231,823	(2,318)	151,572	(1,623)	383,395	(3,941)
CMBS	59,639	(183)	24,882	(54)	84,521	(237)
RMBS	34,107	(135)	14,691	(139)	48,798	(274)
Total AFS fixed income securities	$421,272	(4,902)	243,180	(3,978)	664,452	(8,880)

December 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,693	(174)	23,163	(418)	29,856	(592)
Foreign government	12,208	(93)	1,482	(14)	13,690	(107)
Obligations of states and political subdivisions	196,798	(2,074)	42,821	(557)	239,619	(2,631)
Corporate securities	1,041,952	(23,649)	78,953	(4,316)	1,120,905	(27,965)
CLO and other ABS	516,106	(6,750)	16,800	(193)	532,906	(6,943)
CMBS	229,338	(2,548)	66,294	(1,200)	295,632	(3,748)
RMBS	139,338	(1,660)	45,661	(1,421)	184,999	(3,081)
Total AFS fixed income securities	$2,142,433	(36,948)	275,174	(8,119)	2,417,607	(45,067)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The decrease in the unrealized loss position was due to: (i) lower interest rates, with a 73-basis point decrease in 2-year U.S. Treasury Note yields and a 68-basis point decrease in 10-year U.S. Treasury Note yields during Six Months 2019; and (ii) tightening option adjusted corporate credit spreads, with a 38-basis point decrease in the Bloomberg Barclays U.S. Aggregate Corporate Bond Index during Six Months 2019. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at June 30, 2019, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at June 30, 2019:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$280,140	9,480	9,526
Due after one year through five years	2,237,395	16,860	18,109
Due after five years through 10 years	3,065,577	6,024	6,220
Due after 10 years	174,786	—	—
Total fixed income securities	$5,757,898	32,364	33,855

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2019			December 31, 2018
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$99,567	95,805	195,372	84,352	93,688	178,040
Private credit	35,103	113,133	148,236	41,682	81,453	123,135
Real assets	23,104	22,880	45,984	27,862	27,129	54,991
Total alternative investments	157,774	231,818	389,592	153,896	202,270	356,166
Other securities	24,335	—	24,335	25,042	—	25,042
Total other investments	$182,109	231,818	413,927	178,938	202,270	381,208

1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments outlined above; however, we do not have a future obligation to fund losses or debts on behalf of these investments. We have not provided any non-contractual financial support at any time during 2019 or 2018.

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three-month period ended March 31 is included in our Second Quarter results. This information is as follows:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2019	2018	2019	2018
Net investment income (loss)	$174.1	(6.4)	24.1	(41.8)
Realized gains	106.0	629.5	249.3	1,223.5
Net change in unrealized appreciation (depreciation)	2,223.7	(1,200.2)	2,778.0	(738.6)
Net income (loss)	$2,503.8	(577.1)	3,051.4	443.1
Insurance subsidiaries’ alternative investments income	$7.3	1.9	7.9	3.5

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at June 30, 2019 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2019:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.8	22.8
Obligations of states and political subdivisions	—	—	3.9	3.9
Corporate securities	—	—	0.3	0.3
CMBS	7.3	21.1	—	28.4
RMBS	58.1	84.2	—	142.3
Total pledged as collateral	$65.4	105.3	27.0	197.7

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of June 30, 2019 or December 31, 2018.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Fixed income securities	$50,907	43,774	99,940	85,815
Equity securities	1,740	1,820	3,380	3,797
Short-term investments	1,759	611	3,803	1,134
Other investments	7,494	2,094	8,154	3,657
Investment expenses	(3,395)	(2,746)	(6,154)	(5,619)
Net investment income earned	$58,505	45,553	109,123	88,784

(i) OTTI charges were $1.0 million and $2.8 million in Second Quarter 2019 and Second Quarter 2018, respectively, and $1.1 million and $4.0 million in Six Months 2019 and Six Months 2018, respectively. All of these charges were related to securities for which we had the intent to sell. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for Second Quarter 2019 and 2018 included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$2,061	(1,174)	3,204	(4,509)
Equity securities	851	1,226	3,131	9,295
Short-term investments	1	2	15	(1)
Other investments	(30)	—	(23)	—
Net realized gains on the disposal of securities	2,883	54	6,327	4,785
OTTI charges	(971)	(2,821)	(1,075)	(4,033)
Net realized gains (losses)	1,912	(2,767)	5,252	752
Unrealized gains (losses) recognized in income on equity securities	2,115	1,115	12,226	(12,953)
Total net realized and unrealized investment gains (losses)	$4,027	(1,652)	$17,478	(12,201)

Unrealized gains (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at June 30, 2019	$2,394	2,301	11,817	(2,662)
On securities sold in each respective period	(279)	(1,186)	409	(10,291)
Total unrealized gains (losses) recognized in income on equity securities	$2,115	1,115	$12,226	(12,953)

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
HTM fixed income securities
Gains	$1	—	1	2
Losses	(15)	—	(15)	—
AFS fixed income securities
Gains	2,643	1,971	4,487	4,594
Losses	(568)	(3,145)	(1,269)	(9,105)
Equity securities
Gains	958	1,226	3,238	9,625
Losses	(107)	—	(107)	(330)
Short-term investments
Gains	2	2	16	3
Losses	(1)	—	(1)	(4)
Other investments
Gains	—	—	7	—
Losses	(30)	—	(30)	—
Total net realized gains on disposals of securities	$2,883	54	6,327	4,785

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.
Proceeds from the sales of AFS fixed income securities were $153.7 million and $262.9 million in Second Quarter 2019 and Second Quarter 2018, respectively, and $372.2 million and $938.3 million in Six Months 2019 and Six Months 2018 respectively. Proceeds from the sales of equity securities were $26.4 million and $2.9 million in Second Quarter 2019 and Second Quarter 2018, respectively, and $30.1 million and $43.6 million in Six Months 2019 and Six Months 2018 respectively.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at June 30, 2019 and December 31, 2018:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2019	Carry Value
($ in thousands)					Debt Discount and Unamortized Issuance Costs	June 30, 2019	December 31, 2018
Description
Long term
Issuance:
Senior Notes	3/1/2019	3/1/2049	5.375%	$300,000	9,141	290,859	—

Redemption:
Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	—	—	180,771

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	903	99,097	99,069
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	287	49,713	49,700

Finance lease obligations[1]						1,109	—
Total long-term debt					10,331	550,778	439,540
1 Concurrent with the adoption of ASU 2016-02 discussed in Note 2. "Adoption of Accounting Pronouncements," finance lease obligations are now captured in Long-term debt on our Consolidated Balance Sheets.

Short-Term Debt Activity
On March 7, 2019, Selective Insurance Company of America (“SICA”) borrowed short-term funds of $50 million from the FHLBNY at an interest rate of 2.64%. This borrowing was repaid on March 28, 2019.

Long-Term Debt Activity
In the first quarter of 2019, we issued $300 million of 5.375% Senior Notes due 2049 at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The 5.375% Senior Notes will pay interest on March 1 and September 1 of each year, beginning on September 1, 2019. A portion of the proceeds from this debt issuance was used to fully redeem the $185 million aggregate principal amount of our 5.875% Senior Notes due 2043, with the remaining $106 million being used for general corporate purposes. The 5.875% Senior Notes had pre-tax debt retirement costs of $4.2 million, or $3.3 million after tax, which was recorded in Interest expense on the Consolidated Statements of Income in the first quarter of 2019.

For detailed information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

NOTE 6. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	49,909	63,519	49,907	57,032
6.70% Senior Notes	99,471	118,482	99,462	107,075
5.875% Senior Notes	—	—	185,000	177,230
5.375% Senior Notes	294,116	329,785	—	—
1.61% borrowings from FHLBNY	25,000	24,756	25,000	24,218
1.56% borrowings from FHLBNY	25,000	24,720	25,000	24,162
3.03% borrowings from FHLBI	60,000	62,393	60,000	58,905
Subtotal long-term debt	553,496	623,655	444,369	448,622
Unamortized debt issuance costs	(3,827)		(4,829)
Finance lease obligations	1,109		—
Total long-term debt	550,778		439,540

For a discussion of our long-term debt activity in 2019, see Note 5. "Indebtedness" and for a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2019 and December 31, 2018:

June 30, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$147,124	71,406	75,718	—
Foreign government	21,489	—	21,489	—
Obligations of states and political subdivisions	1,111,017	—	1,111,017	—
Corporate securities	1,793,537	—	1,777,137	16,400
CLO and other ABS	767,604	—	750,184	17,420
CMBS	565,593	—	565,593	—
RMBS	1,351,534	—	1,351,534	—
Total AFS fixed income securities	5,757,898	71,406	5,652,672	33,820
Equity securities:
Common stock[2]	154,505	108,916	—	—
Preferred stock	3,014	3,014	—	—
Total equity securities	157,519	111,930	—	—
Short-term investments	291,365	289,959	1,406	—
Total assets measured at fair value	$6,206,782	473,295	5,654,078	33,820

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$121,310	78,381	42,929	—
Foreign government	23,131	—	23,131	—
Obligations of states and political subdivisions	1,138,469	—	1,138,469	—
Corporate securities	1,617,408	—	1,617,408	—
CLO and other ABS	717,362	—	709,953	7,409
CMBS	527,078	—	527,078	—
RMBS	1,128,342	—	1,128,342	—
Total AFS fixed income securities	5,273,100	78,381	5,187,310	7,409
Equity securities:
Common stock[2]	144,727	107,397	—	—
Preferred stock	2,912	2,912	—	—
Total equity securities	147,639	110,309	—	—
Short-term investments	323,864	321,370	2,494	—
Total assets measured at fair value	$5,744,603	510,060	5,189,804	7,409

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $45.6 million at June 30, 2019, and $23.7 million at December 31, 2018, were measured at fair value using net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Six Months 2019:

June 30, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(19)	(118)	(137)
Net income	—	244	244
Purchases	—	15,984	15,984
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(40)	(40)
Transfers into Level 3	16,419	13,603	30,022
Transfers out of Level 3	—	(19,662)	(19,662)
Fair value, June 30, 2019	16,400	17,420	33,820

There were no material changes in the fair value of securities measured using Level 3 prices in Six Months 2018.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2019 and December 31, 2018:

June 30, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$14,503	—	14,503	—
Corporate securities	19,352	—	19,352	—
Total HTM fixed income securities	$33,855	—	33,855	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,519	—	63,519	—
6.70% Senior Notes	118,482	—	118,482	—
5.375% Senior Notes	329,785	—	329,785	—
1.61% borrowings from FHLBNY	24,756	—	24,756	—
1.56% borrowings from FHLBNY	24,720	—	24,720	—
3.03% borrowings from FHLBI	62,393	—	62,393	—
Total long-term debt	$623,655	—	623,655	—

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,969	—	17,969	—
Corporate securities	20,348	—	20,348	—
Total HTM fixed income securities	$38,317	—	38,317	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,032	—	57,032	—
6.70% Senior Notes	107,075	—	107,075	—
5.875% Senior Notes	177,230	177,230	—	—
1.61% borrowings from FHLBNY	24,218	—	24,218	—
1.56% borrowings from FHLBNY	24,162	—	24,162	—
3.03% borrowings from FHLBI	58,905	—	58,905	—
Total long-term debt	$448,622	177,230	271,392	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Premiums written:
Direct	$807,367	753,363	$1,573,761	1,467,597
Assumed	5,333	6,536	11,888	12,807
Ceded	(111,303)	(104,651)	(211,305)	(200,596)
Net	$701,397	655,248	$1,374,344	1,279,808
Premiums earned:
Direct	$740,348	696,723	$1,468,385	1,380,456
Assumed	5,742	6,612	12,304	12,736
Ceded	(103,471)	(98,499)	(205,497)	(196,528)
Net	$642,619	604,836	$1,275,192	1,196,664
Loss and loss expenses incurred:
Direct	$435,700	391,014	$860,357	811,930
Assumed	4,348	2,364	9,613	10,368
Ceded	(59,064)	(27,050)	(102,407)	(71,029)
Net	$380,984	366,328	$767,563	751,269

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Ceded premiums written	$(71,574)	(66,341)	$(131,587)	(123,010)
Ceded premiums earned	(63,804)	(60,143)	(126,067)	(119,134)
Ceded loss and loss expenses incurred	(21,063)	(10,261)	(34,749)	(25,980)

Excluding the impact of our participation in the NFIP, ceded loss and loss expenses incurred increased in Second Quarter and Six Months 2019 compared to the respective prior year periods, due to one significant fire loss in Second Quarter 2019 that added $17.4 million to ceded loss and loss expenses.

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Six Months ended June 30,
($ in thousands)	2019	2018
Gross reserve for loss and loss expense, at beginning of year	$3,893,868	3,771,240
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	537,388	585,855
Net reserve for loss and loss expense, at beginning of year	3,356,480	3,185,385
Incurred loss and loss expense for claims occurring in the:
Current year	783,938	756,855
Prior years	(16,375)	(5,586)
Total incurred loss and loss expense	767,563	751,269
Paid loss and loss expense for claims occurring in the:
Current year	210,374	214,169
Prior years	442,820	457,441
Total paid loss and loss expense	653,194	671,610
Net reserve for loss and loss expense, at end of period	3,470,849	3,265,044
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	556,203	539,321
Gross reserve for loss and loss expense at end of period	$4,027,052	3,804,365

Prior year reserve development in Six Months 2019 of $16.4 million was primarily driven by favorable casualty reserve development of $20.0 million in our workers compensation line of business and $7.0 million in our general liability line of business. This was partially offset by $10.6 million of unfavorable property reserve development in Six Months 2019.

Prior year reserve development in Six Months 2018 of $5.6 million included $12.0 million of favorable casualty reserve development, partially offset by $6.4 million of unfavorable property reserve development. The favorable casualty reserve development included $33.0 million of development in our workers compensation line of business, partially offset by $15.0 million of unfavorable reserve development in our commercial automobile line of business and $6.0 million in our excess and surplus ("E&S") casualty lines.

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

The following summaries present revenues (net investment income and net realized and unrealized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$136,338	122,104	267,524	240,335
Workers compensation	78,464	80,021	157,179	158,844
General liability	164,793	153,002	326,318	302,831
Commercial property	87,136	82,162	173,203	162,488
Businessowners’ policies	26,172	25,829	52,253	51,420
Bonds	8,967	8,335	17,871	16,469
Other	4,779	4,559	9,485	8,989
Miscellaneous income	2,718	2,882	4,762	4,708
Total Standard Commercial Lines revenue	509,367	478,894	1,008,595	946,084
Standard Personal Lines:
Net premiums earned:
Personal automobile	43,388	41,810	86,551	82,252
Homeowners	32,013	32,223	64,143	64,424
Other	1,712	1,644	3,726	3,257
Miscellaneous income	335	297	611	649
Total Standard Personal Lines revenue	77,448	75,974	155,031	150,582
E&S Lines:
Net premiums earned:
Casualty lines	44,756	39,379	89,284	77,919
Property lines	14,101	13,768	27,655	27,436
Miscellaneous income	—	—	—	1
Total E&S Lines revenue	58,857	53,147	116,939	105,356
Investments:
Net investment income	58,505	45,553	109,123	88,784
Net realized and unrealized investment gains (losses)	4,027	(1,652)	17,478	(12,201)
Total Investments revenue	62,532	43,901	126,601	76,583
Total revenues	$708,204	651,916	1,407,166	1,278,605

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Standard Commercial Lines:
Underwriting gain, before federal income tax	$37,143	41,016	62,958	47,820
Underwriting gain, after federal income tax	29,343	32,403	49,737	37,778
Combined ratio	92.7%	91.4	93.7	94.9
ROE contribution	5.9	7.8	5.2	4.5

Standard Personal Lines:
Underwriting gain, before federal income tax	$4,538	4,805	7,705	3,299
Underwriting gain, after federal income tax	3,585	3,796	6,087	2,606
Combined ratio	94.1%	93.7	95.0	97.8
ROE contribution	0.7	0.9	0.6	0.3

E&S Lines:
Underwriting gain (loss), before federal income tax	$2,944	(7,789)	7,523	(8,354)
Underwriting gain (loss), after federal income tax	2,326	(6,154)	5,943	(6,600)
Combined ratio	95.0%	114.7	93.6	107.9
ROE contribution	0.5	(1.5)	0.6	(0.8)

Investments:
Net investment income	$58,505	45,553	109,123	88,784
Net realized and unrealized investment gains (losses)	4,027	(1,652)	17,478	(12,201)
Total investment segment income, before federal income tax	62,532	43,901	126,601	76,583
Tax on investment segment income	11,729	7,617	23,849	12,843
Total investment segment income, after federal income tax	$50,803	36,284	102,752	63,740
ROE contribution of after-tax net investment income	9.6	9.0	9.2	8.6

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Underwriting gain (loss)
Standard Commercial Lines	$37,143	41,016	62,958	47,820
Standard Personal Lines	4,538	4,805	7,705	3,299
E&S Lines	2,944	(7,789)	7,523	(8,354)
Investment income	62,532	43,901	126,601	76,583
Total all segments	107,157	81,933	204,787	119,348
Interest expense	(7,366)	(6,125)	(18,892)	(12,277)
Corporate expenses	(9,566)	(3,283)	(21,976)	(14,615)
Income, before federal income tax	$90,225	72,525	163,919	92,456

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

The following tables provide information regarding the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Net Periodic Pension Cost (Benefit):
Interest cost	$3,376	3,095	6,753	6,190
Expected return on plan assets	(5,278)	(5,681)	(10,557)	(11,363)
Amortization of unrecognized net actuarial loss	643	493	1,287	987
Total net periodic pension cost (benefit)[1]	$(1,259)	(2,093)	(2,517)	(4,186)

1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30,
	2019	2018
Weighted-Average Expense Assumptions:
Discount rate	4.46%	3.78%
Effective interest rate for calculation of interest cost	4.12	3.46
Expected return on plan assets	6.50	6.36

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months Ended 2019 and 2018 were as follows:

Second Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$90,225	17,959	72,266
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	83,546	17,544	66,002
Amounts reclassified into net income:
HTM securities	(21)	(4)	(17)
Realized gains on disposals and OTTI of AFS securities	(1,300)	(273)	(1,027)
Total unrealized gains on investment securities	82,225	17,267	64,958
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	664	140	524
Total defined benefit pension and post-retirement plans	664	140	524
Other comprehensive income	82,889	17,407	65,482
Comprehensive income	$173,114	35,366	137,748

Second Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$72,525	13,706	58,819
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(23,993)	(5,038)	(18,955)
Amounts reclassified into net income:
HTM securities	(8)	(2)	(6)
Realized losses on disposals and OTTI of AFS securities	2,870	603	2,267
Total unrealized losses on investment securities	(21,131)	(4,437)	(16,694)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	531	111	420
Total defined benefit pension and post-retirement plans	531	111	420
Other comprehensive loss	(20,600)	(4,326)	(16,274)
Comprehensive income	$51,925	9,380	42,545

Six Months 2019
($ in thousands)	Gross	Tax	Net
Net income	$163,919	30,305	133,614
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	186,472	39,157	147,315
Amounts reclassified into net income:
HTM securities	(30)	(6)	(24)
Realized gains on disposals and OTTI of AFS securities	(2,377)	(499)	(1,878)
Total unrealized gains on investment securities	184,065	38,652	145,413
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,328	279	1,049
Total defined benefit pension and post-retirement plans	1,328	279	1,049
Other comprehensive income	185,393	38,931	146,462
Comprehensive income	$349,312	69,236	280,076

Six Months 2018
($ in thousands)	Gross	Tax	Net
Net income	$92,456	14,712	77,744
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(109,308)	(22,955)	(86,353)
Amounts reclassified into net income:
HTM securities	(20)	(4)	(16)
Realized losses on disposals and OTTI of AFS securities	7,419	1,558	5,861
Total unrealized losses on investment securities	(101,909)	(21,401)	(80,508)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,063	223	840
Total defined benefit pension and post-retirement plans	1,063	223	840
Other comprehensive loss	(100,846)	(21,178)	(79,668)
Comprehensive loss	$(8,390)	(6,466)	(1,924)

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2019 were as follows:

June 30, 2019					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2018	$(71)	71	1,888	1,888	(79,844)	(77,956)
OCI before reclassifications	—	—	147,315	147,315	—	147,315
Amounts reclassified from AOCI	—	(24)	(1,878)	(1,902)	1,049	(853)
Net current period OCI	—	(24)	145,437	145,413	1,049	146,462
Balance, June 30, 2019	$(71)	47	147,325	147,301	(78,795)	68,506

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2019	2018	2019	2018
HTM related
Unrealized losses on HTM disposals	$(9)	(7)	(9)	(6)	Net realized and unrealized gains (losses)
Amortization of net unrealized gains on HTM securities	(12)	(1)	(21)	(14)	Net investment income earned
	(21)	(8)	(30)	(20)	Income before federal income tax
	4	2	6	4	Total federal income tax expense
	(17)	(6)	(24)	(16)	Net income
Realized (gains) losses on AFS and OTTI
Realized (gains) losses on AFS disposals and OTTI	(1,300)	2,870	(2,377)	7,419	Net realized and unrealized gains (losses)
	(1,300)	2,870	(2,377)	7,419	Income before federal income tax
	273	(603)	499	(1,558)	Total federal income tax expense
	(1,027)	2,267	(1,878)	5,861	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	145	113	290	225	Loss and loss expense incurred
	519	418	1,038	838	Other insurance expenses
Total defined benefit pension and post-retirement life	664	531	1,328	1,063	Income before federal income tax
	(140)	(111)	(279)	(223)	Total federal income tax expense
	524	420	1,049	840	Net income

Total reclassifications for the period	$(520)	2,681	(853)	6,685	Net income
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

The components of lease expense in Second Quarter and Six Months 2019 were as follows:

($ in thousands)	Quarter ended June 30, 2019	Six Months ended June 30, 2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,245	$4,397
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	315	599
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	7	7
Total finance lease cost	322	606

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	(120)	668

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	437	1,175

The following table provides supplemental information regarding our operating and finance leases.

	June 30, 2019
Weighted-average remaining lease term
Operating leases	6	years
Finance leases	2
Weighted-average discount rate
Operating leases	3.4%
Finance leases[1]	1.8
1Prior to adoption of ASU 2016-02, our historical capital lease liability and asset were measured using an un-discounted cash flow stream due to immateriality of the capital lease population.

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	June 30, 2019
Operating leases
Other assets	$29,632
Other liabilities	30,336
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	1,106
Long-term debt	1,109

At June 30, 2019, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	389	4,044	4,433
2020	448	7,737	8,185
2021	244	5,483	5,727
2022	53	3,912	3,965
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total lease payments	1,134	33,774	34,908
Less: imputed interest	25	3,438	3,463
Total lease liabilities	$1,109	30,336	31,445

At December 31, 2018, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Capital Leases	Operating Leases	Total
2019	$728	7,762	8,490
2020	141	7,355	7,496
2021	22	5,083	5,105
2022	—	3,641	3,641
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total minimum payment required	$891	36,439	37,330

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

As of June 30, 2019, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Our Standard Commercial and Standard Personal Lines products and services are written through nine of our Insurance Subsidiaries, some of which write flood business through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Our E&S products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company. This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who have not obtained coverage in the standard marketplace.
The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Consequently, investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2018 Annual Report filed with the U.S. Securities and Exchange Commission. Within this MD&A, all prior year amounts for non-catastrophe property losses, and the related ratios, have been adjusted to include the related loss expenses, which is consistent with the current year presentation.
In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•
Financial Highlights of Results for the second quarters ended June 30, 2019 (“Second Quarter 2019”) and June 30, 2018 (“Second Quarter 2018”) and the six-month periods ended June 30, 2019 (“Six Months 2019”) and June 30, 2018 (“Six Months 2018”);

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

Financial Highlights of Results for Second Quarter and Six Months 2019 and Second Quarter and Six Months 20181

($ and shares in thousands, except per share amounts)	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
	2019	2018			2019	2018
Revenues	$708,204	651,916	9%		$1,407,166	1,278,605	10%
After-tax net investment income	47,622	37,589	27		88,945	73,379	21
After-tax underwriting income	35,254	30,045	17		61,767	33,784	83
Net income before federal income tax	90,225	72,525	24		163,919	92,456	77
Net income	72,266	58,819	23		133,614	77,744	72
Diluted net income per share	1.21	0.99	22		2.23	1.30	72
Diluted weighted-average outstanding shares	59,936	59,597	1		59,906	59,579	1
Combined ratio	93.1%	93.7	(0.6)	pts	93.9%	96.4	(2.5)	pts
Invested assets per dollar of stockholders' equity	$3.12	3.34	(7)%		$3.12	3.34	(7)%
After-tax yield on investments	3.0%	2.7	0.3	pts	2.9%	2.6	0.3	pts
Annualized return on equity ("ROE")	14.5	14.0	0.5		13.9	9.1	4.8

Non-Generally Accepted Accounting Principles ("GAAP") operating income[2]	$69,085	60,124	15%		$123,105	87,383	41%
Diluted non-GAAP operating income per share[2]	1.16	1.01	15		2.06	1.46	41
Annualized non-GAAP operating ROE[2]	13.9%	14.3	(0.4)	pts	12.8%	10.2	2.6	pts

[1]	Refer to the Glossary of Terms attached to our 2018 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income	$72,266	58,819	133,614	77,744
Net realized and unrealized (gains) losses, before tax	(4,027)	1,652	(17,478)	12,201
Debt retirement costs, before tax	—	—	4,175	—
Tax on reconciling items, at 21%	846	(347)	2,794	(2,562)
Non-GAAP operating income	$69,085	60,124	123,105	87,383

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Net income per diluted share	$1.21	0.99	2.23	1.30
Net realized and unrealized (gains) losses, before tax	(0.06)	0.03	(0.29)	0.20
Debt retirement costs, before tax	—	—	0.07	—
Tax on reconciling items, at 21%	0.01	(0.01)	0.05	(0.04)
Non-GAAP operating income per diluted share	$1.16	1.01	2.06	1.46

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Annualized ROE	14.5%	14.0	13.9	9.1
Net realized and unrealized (gains) losses, before tax	(0.8)	0.4	(1.8)	1.4
Debt retirement costs, before tax	—	—	0.4	—
Tax on reconciling items, at 21%	0.2	(0.1)	0.3	(0.3)
Annualized non-GAAP operating ROE	13.9%	14.3	12.8	10.2

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2019	2018		2019	2018
Standard Commercial Lines Segment	5.9%	7.8	(1.9)	5.2	4.5	0.7
Standard Personal Lines Segment	0.7	0.9	(0.2)	0.6	0.3	0.3
E&S Lines Segment	0.5	(1.5)	2.0	0.6	(0.8)	1.4
Total insurance operations	7.1	7.2	(0.1)	6.4	4.0	2.4

Investment income	9.6	9.0	0.6	9.2	8.6	0.6
Net realized and unrealized gains (losses)	0.6	(0.3)	0.9	1.4	(1.1)	2.5
Total investments segment	10.2	8.7	1.5	10.6	7.5	3.1

Other	(2.8)	(1.9)	(0.9)	(3.1)	(2.4)	(0.7)

Annualized ROE	14.5%	14.0	0.5	13.9	9.1	4.8

The financial results this year continue to build on our five-year track record of consistently generating double-digit non-GAAP operating ROEs on an annual basis. At 12.8%, our Six Months 2019 non-GAAP operating ROEs is above our 2019 target of 12%.

Our stockholders' equity increased 15% in Six Months 2019, to $2.1 billion as of June 30, 2019. This was driven, in part, by appreciation in the value of our fixed income securities portfolio, which experienced unrealized after-tax gains of approximately $145 million over the first half of 2019.

Insurance Operations
Each of our insurance segments delivered profitable results in Second Quarter and Six Months 2019, contributing to a combined annualized ROE of 7.1% and 6.4% in the quarter and year-to-date periods, respectively. The Six Month 2019 annualized ROE increased 2.4 points compared to Six Months 2018, reflecting a decrease in our combined ratio of 2.5 points. This decrease was principally driven by lower levels of non-catastrophe property losses and higher levels of favorable prior year casualty reserve development, partially offset by higher catastrophe losses.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Operations Results:
Net premiums written ("NPW")	$701,397	655,248	7%		$1,374,344	1,279,808	7%
Net premiums earned (“NPE”)	642,619	604,836	6		1,275,192	1,196,664	7
Less:
Loss and loss expense incurred	380,984	366,328	4		767,563	751,269	2
Net underwriting expenses incurred	215,441	198,899	8		426,094	398,646	7
Dividends to policyholders	1,569	1,577	(1)		3,349	3,984	(16)
Underwriting income	$44,625	38,032	17%		$78,186	42,765	83%
Combined Ratios:
Loss and loss expense ratio	59.4%	60.5	(1.1)	pts	60.2%	62.8	(2.6)	pts
Underwriting expense ratio	33.5	32.9	0.6		33.4	33.3	0.1
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.3	0.3	—
Combined ratio	93.1	93.7	(0.6)		93.9	96.4	(2.5)

Our Second Quarter and Six Months 2019 results continue to reflect our efforts to: (i) achieve overall renewal pure price increases at levels that are in line with expected loss trend; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. We continue to execute on our strategy for disciplined NPW growth, with 7% growth in both Second Quarter and Six Months 2019 compared to the same prior year periods, primarily driven by our Standard Commercial Lines and E&S Lines segments. This growth was primarily due to increased new business, coupled with renewal pure price increases and strong retention. The Standard Commercial Lines growth was aided by the net appointment of 52 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The loss and loss expense ratio decreased 1.1 points in Second Quarter 2019 compared to Second Quarter 2018, and 2.6 points in Six Months 2019 compared to Six Months 2018, driven by the following:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$29.5	4.6	pts	$18.7	3.1	pts	1.5	pts
(Favorable) prior year casualty reserve development	(17.0)	(2.6)		(4.0)	(0.7)		(1.9)
Non-catastrophe property loss and loss expenses	92.8	14.4		93.8	15.5		(1.1)
Total	105.3	16.4		108.5	17.9		(1.5)

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$50.3	3.9	pts	$44.8	3.7	pts	0.2	pts
(Favorable) prior year casualty reserve development	(27.0)	(2.1)		(12.0)	(1.0)		(1.1)
Non-catastrophe property loss and loss expenses	200.8	15.7		210.1	17.6		(1.9)
Total	224.1	17.5		242.9	20.3		(2.8)

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2019		2018	2019	2018
General liability	$(5.0)		—	(7.0)	—
Commercial automobile	—		7.0	—	15.0
Workers compensation	(12.0)		(17.0)	(20.0)	(33.0)
Total Standard Commercial Lines	(17.0)		(10.0)	(27.0)	(18.0)

Homeowners	—		—	—	—
Personal automobile	—		—	—	—
Total Standard Personal Lines	—		—	—	—

E&S	—		6.0	—	6.0

Total (favorable) prior year casualty reserve development	$(17.0)		(4.0)	(27.0)	(12.0)

(Favorable) impact on loss ratio	(2.6)	pts	(0.7)	(2.1)	(1.0)

Offsetting favorable prior year casualty reserve development in both periods was unfavorable property development of $11.3 million and $10.6 million in Second Quarter and Six Months 2019, respectively, compared to unfavorable property development of $2.3 million and $6.4 million in Second Quarter and Six Months 2018. For additional qualitative discussions regarding reserve development, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio increased 0.6 points in Second Quarter 2019 compared to Second Quarter 2018, primarily due to a 0.7-point increase in profit-based compensation to our employees. The underwriting expense ratio remained relatively unchanged in Six Months 2019 compared to Six Months 2018.

Investments Segment
Net investment income, after tax, contributed 9.6 percentage points to ROE in Second Quarter 2019 and 9.2 points in Six Months 2019, compared to 9.0 points in Second Quarter 2018 and 8.6 points in Six Months 2018. The improvement in the current year periods reflect after-tax net investment income growth of 27% in Second Quarter 2019 and 21% in Six Months

2019, compared to the same prior year periods, principally driven by: (i) cash flow from operations that was 17% of NPW in Second Quarter 2019 and 12% of NPW in Six Months 2019; (ii) higher yields on our core fixed income securities portfolio; and (iii) improved alternative investment returns in both the quarter and year-to-date periods. Also benefiting after-tax net investment income growth in Six Months 2019 was the $106 million of net proceeds from our 5.375% Senior Notes issuance in the first quarter of 2019. The after-tax earned income yield on the portfolio averaged 3.0% and 2.9% during Second Quarter and Six Months 2019, respectively, compared to 2.7% and 2.6% during Second Quarter and Six Months 2018, respectively.

Net realized and unrealized gains and losses contributed 0.6 points and 1.4 points to ROE in Second Quarter and Six Months 2019, respectively, an improvement of 0.9 points and 2.5 points over the comparable prior year periods. The significant driver of the improvement in Second Quarter 2019 compared to the prior year period was realized gains on our fixed income securities portfolio. These gains contributed $1.0 million to net income, or 0.2 points of ROE contribution, in Second Quarter 2019 compared to an after-tax loss of $2.3 million, or a reduction in ROE of 0.5 points, in Second Quarter 2018. The significant driver of the improvement in Six Months 2019 compared to the prior year period was unrealized gains on our equity portfolio. These gains contributed $9.7 million in Six Months 2019, with an ROE contribution of 1.0 points, while Six Months 2018 included an after-tax loss of $10.2 million, or 1.2 points of ROE reduction.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 2.8 points and 3.1 points in Second Quarter and Six Months 2019, respectively, compared to 1.9 points and 2.4 points in Second Quarter and Six Months 2018, respectively. The quarter-to-date and year-to-date variances were driven primarily by 0.9-point and 0.4-point increases, respectively, in stock compensation expense as a result of appreciation in the price of our common stock that has impacted the fair value of our liability awards. In addition, on March 1, 2019, Selective issued 5.375% Senior Notes with an aggregate principal amount of $300 million, the proceeds of which were used, in part, to redeem our 5.875% Senior Notes with an aggregate principal balance of $185 million that became callable last year. As a result of this redemption, we incurred after-tax debt retirement costs of $3.3 million, which reduced our ROE by 0.3 points in Six Months 2019. These costs have been excluded from non-GAAP operating income.

Outlook
We ended 2018 with record levels of capital and liquidity, and our strong Six Months 2019 results continued to improve our financial position. Additionally, during the first quarter of 2019 we executed our first institutional public debt offering with the issuance of $300 million aggregate principal amount of 5.375% Senior Notes. We used the net proceeds from this offering to redeem our then-outstanding $185 million aggregate principal amount of 5.875% Senior Notes, with the remaining $106 million of net proceeds being used for general corporate purposes.

For 2019, we have established a non-GAAP operating ROE target of 12%, which is an appropriate return for our shareholders based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

Our focus in 2019 will be on the following areas:

•	Achieving written renewal pure price increases that are in line with expected loss trend. We achieved renewal pure price increases on our overall insurance operations of 3.5% in Six Months 2019.

•	Delivering on our strategy for continued disciplined growth, which will be driven by the addition of new agents, greater "share of wallet" in our agents’ offices, and geographic expansion. Our longer-term Standard Commercial Lines target is to attain a 3% market share in the states in which we operate, by appointing distribution partner relationships approximating 25% of their markets and seeking an average "share of wallet" of 12% across the relationships. This goal represents an additional premium opportunity in excess of $2.7 billion in our 27 state footprint. In Six Months 2019, we achieved NPW growth of 7%. Our current agency market share stands at over 20%, and our share of wallet is approximately 8% in our legacy states.

•
Continuing to enhance the customer experience strategy that we have been highlighting over the past few years, including value-added technologies and services such as: (i) our “Selective® Drive” program, which was first introduced to certain commercial automobile policyholders through our distribution partners in the fourth quarter of 2018; (ii) proactive communications in relation to product recalls, possible loss activity, policy changes, and risk management activities; (iii) technology usage to reduce claim cycle time, such as SWIFT claim-fast tracking and EZ Write; and (iv) fully digital self-service capabilities for our customers.

•
Improving profitability in our lines of business by: (i) generating overall renewal pure price increases that are in line with expected loss trend; (ii) actively managing the new and renewal books in targeted industry segments, which we expect will have a positive impact on profitability through business mix; (iii) deploying sophisticated claims tools, including enhanced modeling and segmentation strategies, which we expect will improve loss experience; and (iv) within our E&S segment, exiting some underperforming classes, while entering into new distribution relationships.

•	Actively managing the investment portfolio to enhance after-tax yields while managing credit, duration, and liquidity risk. There was a significant decline in interest rates in Six Months 2019, which demonstrates the need to maintain a strong focus on underwriting discipline to generate adequate returns on invested capital.

Our agile approach to driving underwriting, pricing and claims improvements is best demonstrated by our combined ratio that averaged 93.9% for the past five and a half year period. Our strong technical and underwriting capabilities, underwriting leverage of 1.4x, and proven track record of effectively managing renewal pricing and retention, position us well for continued success in this low interest rate environment. As we look to the remainder of 2019, we remain extremely pleased with our financial and strategic position. We are steadfastly focused on underwriting discipline as we execute on our various strategies to generate profitable growth. The investments we are making today in our franchise distribution model, sophisticated underwriting tools and technology, and overall customer experience in an omni-channel environment, will position us for continued long-term success. For 2019, A.M. Best Company's ("A.M. Best") "US Property/Casualty: 2019 Review & Preview" is currently forecasting a property and casualty industry statutory combined ratio of 101.2%, including 5 points of catastrophe losses, with a return on equity of 4.8%.

After two quarters of results, our full-year expectations are as follows:

•	An improved GAAP combined ratio, excluding catastrophe losses, of 91.0%, down from our existing guidance of 92.0%. This assumes no additional prior-year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•
After-tax net investment income of $180 million, which includes $13 million after-tax net investment income from our alternative investments. Overall after-tax net investment income expectation remains unchanged due to lower after-tax new money yields on our core fixed income securities portfolio;

•
An overall effective tax rate of approximately 19%, which includes an effective tax rate of 18% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other items; and

•	Weighted average shares of 60 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$557,379	514,930	8%		$1,104,062	1,024,006	8%
NPE	506,649	476,012	6		1,003,833	941,376	7
Less:
Loss and loss expense incurred	293,152	273,934	7		591,961	567,440	4
Net underwriting expenses incurred	174,785	159,485	10		345,565	322,132	7
Dividends to policyholders	1,569	1,577	(1)		3,349	3,984	(16)
Underwriting income	$37,143	41,016	(9)%		$62,958	47,820	32%
Combined Ratios:
Loss and loss expense ratio	57.9%	57.6	0.3	pts	59.0%	60.3	(1.3)	pts
Underwriting expense ratio	34.5	33.5	1.0		34.4	34.2	0.2
Dividends to policyholders ratio	0.3	0.3	—		0.3	0.4	(0.1)
Combined ratio	92.7	91.4	1.3		93.7	94.9	(1.2)

The increases in NPW in the quarter and year-to-date periods reflected in the table above were driven by: (i) direct new business; and (ii) renewal pure price increases.

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$110.7	101.1	9%		219.7	199.0	10%
Renewal pure price increases	3.1	3.5	(0.4)		3.2	3.4	(0.2)
Retention	83%	84	(1)	pts	83%	84	(1)	pts

The loss and loss expense ratio remained relatively flat in Second Quarter 2019 compared to Second Quarter 2018, and decreased 1.3 points in Six Months 2019 compared to Six Months 2018, and included the following:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$21.3	4.2	pts	$10.1	2.1	pts	2.1	pts
Non-catastrophe property loss and loss expenses	62.8	12.4		63.8	13.4		(1.0)
(Favorable) prior year casualty reserve development	(17.0)	(3.4)		(10.0)	(2.1)		(1.3)
Total	67.1	13.2		63.9	13.4		(0.2)

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$37.3	3.7	pts	$29.9	3.2	pts	0.5	pts
Non-catastrophe property loss and loss expenses	137.1	13.7		141.2	15.0		(1.3)
(Favorable) prior year casualty reserve development	(27.0)	(2.7)		(18.0)	(1.9)		(0.8)
Total	147.4	14.7		153.1	16.3		(1.6)

For additional information regarding favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Second Quarter and Six Months 2019 and Second Quarter and Six Months 2018" section above and the line of business discussions below.

There was a 1.0-point increase in the underwriting expense ratio in Second Quarter 2019 compared to Second Quarter 2018, and a 0.2-point increase in the underwriting expense ratio in Six Months 2019 compared to Six Months 2018. The primary driver was increased profit-based compensation to our employees of 0.7 points in the quarter and 0.3 points in the year-to-date period.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$185,278	170,370	9%		$363,977	334,879	9%
Direct new business	32,314	29,725	9		64,499	59,442	9
Retention	84%	84	—	pts	83%	84	(1)	pts
Renewal pure price increases	2.3	2.4	(0.1)		2.4	2.5	(0.1)
NPE	$164,793	153,002	8%		$326,318	302,831	8%
Underwriting income	20,784	15,758	32		39,833	29,700	34
Combined ratio	87.4%	89.7	(2.3)	pts	87.8%	90.2%	(2.4)	pts
% of total Standard Commercial Lines NPW	33	33			33	33

The improvement in the combined ratio in both Second Quarter 2019 compared to Second Quarter 2018 and Six Months 2019 compared to Six Months 2018 was driven by the impact of favorable prior year casualty reserve development, as illustrated in the table below:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(5.0)	(3.0)	pts	$—	—	pts	(3.0)	pts

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(7.0)	(2.1)	pts	$—	—	pts	(2.1)	pts

The Second Quarter and Six Months 2019 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2015 and 2016.

Partially offsetting the favorable reserve development in Second Quarter 2019 compared to Second Quarter 2018 was a 0.6-point increase in the underwriting expense ratio, driven by higher employee-related costs as mentioned in the overall Standard Commercial Lines Segment discussion above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$155,191	134,082	16%		$302,436	263,927	15%
Direct new business	28,554	25,016	14		56,744	47,305	20
Retention	82%	84	(2)	pts	81%	84	(3)	pts
Renewal pure price increases	7.4	7.5	(0.1)		7.3	7.4	(0.1)
NPE	$136,338	122,104	12%		$267,524	240,335	11%
Underwriting loss	(8,800)	(10,773)	18		(17,521)	(24,137)	27
Combined ratio	106.5%	108.8	(2.3)	pts	106.5%	110.0	(3.5)	pts
% of total Standard Commercial Lines NPW	28	26			27	26

The increases in NPW shown in the table above reflect renewal pure price increases on this line, coupled with an increase in new business as we continue to write commercial automobile policies as part of our overall customer accounts.

The combined ratio improved 2.3 points in Second Quarter 2019 compared to Second Quarter 2018, and 3.5 points in Six Months 2019 compared to Six Months 2018, driven by the following:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$23.9	17.5	pts	$21.1	17.3	pts	0.2	pts
Unfavorable prior year casualty reserve development	—	—		7.0	5.7		(5.7)
Catastrophe losses	0.9	0.7		0.7	0.5		0.2
Total	24.8	18.2		28.8	23.5		(5.3)

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$48.9	18.3	pts	$43.7	18.2	pts	0.1	pts
Unfavorable prior year casualty reserve development	—	—		15.0	6.2		(6.2)
Catastrophe losses	1.1	0.4		1.5	0.6		(0.2)
Total	50.0	18.7		60.2	25.0		(6.3)

Partially offsetting the items above are current year loss costs that increased by 1.8 points in the quarter, and 3.1 points in the year-to-date period, compared to the respective prior year periods. These increases reflect the elevated frequencies and severities we experienced during 2018 that are reflected in our 2019 accident year loss expectations. This line of business did not experience any prior year casualty reserve development this year. The unfavorable development in Second Quarter 2018 and Six Months 2018 was primarily due to higher claim frequencies, and to some extent severities, in accident years 2015 through 2017.

Partially offsetting the improvements in the table above for Second Quarter 2019 compared to Second Quarter 2018 was a 1.1-point increase in the underwriting expense ratio, driven by higher employee-related costs as mentioned in the overall Standard Commercial Lines Segment discussion above.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than target levels. To address profitability in this line, we have been actively implementing price increases, which averaged 7.4% in Second Quarter 2019 and 7.3% in Six Months 2019. In addition to price increases, we have also been actively managing our new and renewal business in targeted industry segments, which we expect will have a positive impact on profitability through business mix improvement. Over the longer term, we expect accounts that adopt our recently introduced Selective® Drive program will have greater insight to their commercial auto risks and have the potential to reduce their loss experience.

Workers Compensation
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$81,438	81,995	(1)%		$166,503	170,901	(3)%
Direct new business	17,791	16,070	11		34,739	33,418	4
Retention	83%	84	(1)	pts	83%	84	(1)	pts
Renewal pure price (decreases) increases	(3.9)	0.3	(4.2)		(2.8)	0.1	(2.9)
NPE	$78,464	80,021	(2)%		$157,179	158,844	(1)%
Underwriting income	14,514	21,795	(33)		25,233	38,221	(34)
Combined ratio	81.5%	72.8	8.7	pts	83.9%	75.9	8.0	pts
% of total Standard Commercial Lines NPW	15	16			15	17

The increases in the combined ratio in Second Quarter and Six Months 2019 compared to the same prior year periods were driven by less favorable prior year casualty reserve development, as follows:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(12.0)	(15.3)	pts	$(17.0)	(21.2)	pts	5.9	pts

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(20.0)	(12.7)	pts	$(33.0)	(20.8)	pts	8.1	pts

The development in both Second Quarter and Six Months 2019 was primarily due to lower severities in accident years 2017 and prior, and the development in both Second Quarter and Six Months 2018 was primarily due to lower severities in accident years 2016 and prior.

Additionally, there was an increase in the underwriting expense ratio of 2.6 points in Second Quarter 2019, compared to Second Quarter 2018, reflecting: (i) higher employee-related costs, as mentioned in the overall Standard Commercial Lines Segment discussion above; and (ii) an increase in insurance-related assessments specific to this line of business.

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

Commercial Property
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$94,439	88,376	7%		$187,468	173,581	8%
Direct new business	21,391	19,928	7		42,433	39,412	8
Retention	83%	82	1	pts	82%	82	—	pts
Renewal pure price increases	3.6	3.2	0.4		3.6	2.8	0.8
NPE	$87,136	82,162	6%		$173,203	162,488	7%
Underwriting (loss) income	1,372	9,944	(86)		3,275	(2,497)	231
Combined ratio	98.4%	87.9	10.5	pts	98.1%	101.5	(3.4)	pts
% of total Standard Commercial Lines NPW	17	17			17	17

The increase in the combined ratio in Second Quarter 2019 compared to Second Quarter 2018, and the decrease in the combined ratio in Six Months 2019 compared to Six Months 2018, were driven by the following:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$18.7	21.5	pts	$7.8	9.4	pts	12.1	pts
Non-catastrophe property loss and loss expenses	34.0	39.0		33.4	40.7		(1.7)
Total	52.7	60.5		41.2	50.1		10.4

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$31.2	18.0	pts	$22.5	13.9	pts	4.1	pts
Non-catastrophe property loss and loss expenses	73.1	42.2		80.6	49.6		(7.4)
Total	104.3	60.2		103.1	63.5		(3.3)

Higher catastrophe losses in Second Quarter 2019 compared to Second Quarter 2018 included one storm that impacted the Midwestern states in our footprint, adding 9.5 points to the loss and loss expense ratio in the current quarter. On a year-to-date basis, non-catastrophe property losses were lower in Six Month 2019 compared to Six Months 2018, as non-catastrophe property losses in the first quarter of 2018 were elevated by a January deep freeze in our footprint states and a relatively large number of severe fire losses.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$82,709	83,934	(1)%		$152,078	151,795	—%
NPE	77,113	75,677	2		154,420	149,933	3
Less:
Loss and loss expense incurred	50,554	49,260	3		103,624	104,699	(1)
Net underwriting expenses incurred	22,021	21,612	2		43,091	41,935	3
Underwriting income	$4,538	4,805	(6)%		$7,705	3,299	134%
Combined Ratios:
Loss and loss expense ratio	65.5%	65.1	0.4	pts	67.1%	69.8	(2.7)	pts
Underwriting expense ratio	28.6	28.6	—		27.9	28.0	(0.1)
Combined ratio	94.1	93.7	0.4		95.0	97.8	(2.8)

NPW was down slightly in Second Quarter 2019 compared to Second Quarter 2018, and was relatively flat in the year-to-date comparative periods, reflecting the impact of a decrease in direct new business as a result of a competitive marketplace. Retention has decreased in both Second Quarter and Six Months 2019 compared to the same periods last year, as we continue to achieve renewal pure price increases on our personal automobile line of business in excess of loss trends, while the industry has seen a softening in rate activity.  Additionally, the deteriorating competitive position on our automobile business has led to lower new homeowners business, as we typically write policies at the account level, which include both automobile and homeowners coverage.

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$10.5	15.9	(34)%		$20.9	27.7	(25)%
Retention	84%	85	(1)	pts	83%	85	(2)	pts
Renewal pure price increases	5.6	3.4	2.2		5.4	3.6	1.8

The loss and loss expense ratio increased 0.4 points in Second Quarter 2019 compared to Second Quarter 2018, and decreased 2.7 points in Six Months 2019 compared to Six Months 2018. The drivers of these fluctuations are as follows:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$24.5	31.7	pts	$23.3	30.8	pts	0.9	pts
Catastrophe losses	6.1	7.9		5.8	7.7		0.2
Flood claims handling fees	(0.9)	(1.2)		(0.7)	(1.1)		(0.1)
Total	29.7	38.4		28.4	37.4		1.0

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$53.6	34.7		$52.3	34.9		(0.2)
Catastrophe losses	10.2	6.6	pts	12.7	8.4	pts	(1.8)	pts
Flood claims handling fees	(1.7)	(1.1)		(1.5)	(1.0)		(0.1)
Total	8.5	5.5		11.2	7.4		(1.9)

In addition, current year loss costs were 0.7 points lower in both Second Quarter and Six Months 2019 compared to the prior year periods, reflecting rate increases in excess of expected loss trend.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$61,309	56,384	9%		$118,204	104,007	14%
NPE	58,857	53,147	11		116,939	105,355	11
Less:
Loss and loss expense incurred	37,278	43,134	(14)		71,978	79,130	(9)
Net underwriting expenses incurred	18,635	17,802	5		37,438	34,579	8
Underwriting (loss) income	$2,944	(7,789)	138%		$7,523	(8,354)	190%
Combined Ratios:
Loss and loss expense ratio	63.3%	81.2	(17.9)	pts	61.6%	75.1	(13.5)	pts
Underwriting expense ratio	31.7	33.5	(1.8)		32.0	32.8	(0.8)
Combined ratio	95.0	114.7	(19.7)		93.6	107.9	(14.3)

NPW increased 9% in the quarter and 14% year-to-date compared to the respective prior year periods, driven by increases in new business, as outlined in the table below. Over the past two-year period, we have taken steps to exit certain underperforming classes of E&S business, while entering into new distribution relationships. The premium growth this year continues to reflect the impact of one particularly large relationship that we reestablished in Second Quarter 2018. We do not anticipate the same level of year-over-year growth going forward from this relationship, as it has now been in place for a full year.

Quantitative information on the premium in this segment is as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$25.1	20.3	24%		$50.7	38.5	32%
Renewal pure price increases[1]	2.8%	5.3	(2.5)	pts	4.5%	5.1	(0.6)	pts
1E&S casualty renewal price increases were 2.3% for Second Quarter 2019, compared to 6.0% for Second Quarter 2018, and 4.3% for Six Months 2019, compared to 6.2% for Six Months 2018.

While the relatively small size of this segment can lead to some volatility in results, improved underwriting, pricing, and claims outcomes have us on track to achieve our risk-adjusted profitability target for this segment by the end of 2020. The combined ratio improved 19.7 points in Second Quarter 2019 compared to Second Quarter 2018, and 14.3 points in Six Months 2019 compared to Six Months 2018, primarily due to the items outlined in the tables below:

	Second Quarter 2019			Second Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	—	—		6.0	11.3		(11.3)
Non-catastrophe property loss and loss expenses	5.5	9.4		6.7	12.6		(3.2)
Catastrophe losses	2.0	3.4		2.8	5.3		(1.9)
Total	7.5	12.8		15.5	29.2		(16.4)

	Six Months 2019			Six Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$—	—	pts	$6.0	5.7	pts	(5.7)	pts
Non-catastrophe property loss and loss expenses	10.0	8.6		16.6	15.7		(7.1)
Catastrophe losses	2.8	2.4		2.2	2.1		0.3
Total	12.8	11.0		24.8	23.5		(12.5)
Additionally, current year loss costs were 2.2 points lower in both Second Quarter and Six Months 2019 compared to the prior year periods.

Reinsurance
We have successfully completed negotiations of our July 1, 2019 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. These treaties were renewed with the same structure as the expiring treaties, with an underwriting year ceded premium increase estimated at $10 million, or 14%, which reflects an increase in our estimated subject matter premium and a risk-adjusted price increase for our property treaty, driven by heavy loss activity from the 2018 underwriting year.

Details of the treaties are as follows:

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

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio as of June 30, 2019 was 3.5 years, compared to the Insurance Subsidiaries’ liability duration as of December 31, 2018 of approximately 3.6 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield, while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and net investment income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets
($ in thousands)	June 30, 2019	December 31, 2018	Change
Total invested assets	$6,421,255	5,960,651	8%
Invested assets per dollar of stockholders' equity	3.12	3.33	(6)
Unrealized gain – before tax[1]	208,208	11,916	1,647
Unrealized gain – after tax[1]	164,484	9,414	1,647
1Includes unrealized gains on fixed income and equity securities.

The increase in invested assets at June 30, 2019, compared to December 31, 2018, was driven by: (i) operating cash flow generated in Six Months 2019 of $165 million; (ii) pre-tax net unrealized gains in our fixed income and equity securities portfolios of $196 million, due to a reduction in interest rates and tightening corporate credit spreads, as well as strong performance in U.S. equities during Six Months 2019; and (iii) net proceeds of $106 million from the issuance of our 5.375% Senior Notes and the redemption of our 5.875% Senior Notes in March 2019. For additional information regarding these debt transactions, see Note 5. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

At June 30, 2019, our fixed income securities and short-term investment portfolios represented 95% of our invested assets, consistent with December 31, 2018. These portfolios had a weighted average credit rating of “ AA- ,” as of both June 30, 2019 and December 31, 2018, with 97% and 98% of the securities in the portfolio being investment grade quality, respectively. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2018.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2018 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Fixed income securities	$50,907	43,774	16%		99,940	85,815	16%
Equity securities	1,740	1,820	(4)		3,380	3,797	(11)
Short-term investments	1,759	611	188		3,803	1,134	235
Other investments	7,494	2,094	258		8,154	3,657	123
Investment expenses	(3,395)	(2,746)	(24)		(6,154)	(5,619)	(10)
Net investment income earned – before tax	58,505	45,553	28		109,123	88,784	23
Net investment income tax expense	(10,883)	(7,964)	(37)		(20,178)	(15,405)	(31)
Net investment income earned – after tax	$47,622	37,589	27		88,945	73,379	21
Effective tax rate	18.6%	17.5	1.1	pts	18.5	17.4	1.1	pts
Annualized after-tax yield on fixed income securities	2.9	2.8	0.1		2.9	2.7	0.2
Annualized after-tax yield on investment portfolio	3.0	2.7	0.3		2.9	2.6	0.3

The increase in pre-tax net investment income in Second Quarter and Six Months 2019, compared to Second Quarter and Six Months 2018, was driven primarily by: (i) cash flow from operations that was 17% of NPW in the current quarter and 12% in the current year-to-date period; (ii) higher yields on our core fixed income securities portfolio; (iii) strong alternative investment returns; and (iv) $106 million of net proceeds from our 5.375% Senior Notes issuance.

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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2019	2018	2019	2018
Net realized gains on disposals, excluding OTTI	$2,883	54	6,327	4,785
OTTI charges	(971)	(2,821)	(1,075)	(4,033)
Unrealized gains (losses) recognized in income on equity securities	2,115	1,115	12,226	(12,953)
Total net realized and unrealized gains (losses)	$4,027	(1,652)	17,478	(12,201)

The increase in net realized and unrealized gains in Six Months 2019 compared to the same period last year was primarily driven by market value fluctuations on our equity portfolio.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2019	2018	2019	2018
Federal income tax expense	$18.0	13.7	30.3	14.7
Effective tax rate	19.9%	18.9	18.5	15.9

The effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by the disallowance of certain executive compensation. The increase in the effective tax rate in Second Quarter and Six Months 2019, compared to Second Quarter and Six Months 2018, reflects a greater pre-tax income contribution from our insurance operations compared to the relative contribution of tax-advantaged income this year compared to last.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash, excluding restricted cash, and short-term investment position of $292 million at June 30, 2019 was comprised of $42 million at the Parent and $250 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $204 million at June 30, 2019 and $110 million at December 31, 2018. The Parent had a total of $257 million of cash and liquid investments at June 30, 2019, compared to $146 million at December 31, 2018, with the increase driven by our capital market activities discussed below. The level of cash and invested assets may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to maintain the cash and liquidity at the Parent to two times its expected annual needs, which is currently estimated at $160 million.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries may pay $110 million in total dividends to the Parent in 2019, a $10 million increase from $100 million paid in 2018, of which $55 million was paid during Six Months 2019. As of December 31, 2018, our allowable ordinary maximum dividend was $210 million for 2019.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 3.5 years as of June 30, 2019, while the liabilities of the Insurance Subsidiaries had a duration as of December 31, 2018 of 3.6 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate that varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at June 30, 2019 or at any time during 2019.

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2018 Annual Report. We continue to meet all covenants under our Line of Credit agreement as of June 30, 2019.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. We have a remaining capacity of $288.9 million for Federal Home Loan Bank borrowings, with a $12.9 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
In the first quarter of 2019, SICA borrowed $50 million from the FHLBNY, which was repaid on March 28, 2019. For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $42.5 million as of June 30, 2019, compared to $45.0 million as of December 31, 2018. The remaining capacity under these intercompany loan agreements was $78.8 million as of June 30, 2019, compared to $76.2 million as of December 31, 2018. Despite not being contractually obligated to do so, the Parent currently plans to repay the remaining outstanding balance by the end of 2021.

Capital Market Activities
In the first quarter of 2019, the Parent issued $300 million of 5.375% Senior Notes at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The Parent used a portion of the proceeds to fully redeem the then outstanding $185 million aggregate principal amount of its 5.875% Senior Notes, with the remaining $106 million being used for general corporate purposes. For additional information on these transactions, refer to Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q. The Parent had no private or public issuances of stock during Six Months 2019.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2019, we had GAAP stockholders' equity of $2.1 billion and statutory surplus of $1.9 billion. With total debt of $550.8 million, our debt-to-capital ratio was 21.1% at June 30, 2019.

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

We continually monitor our cash requirements and the amount of capital resources that we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics, relative to the macroeconomic environment, that support our targeted financial strength. Based on our analysis and market conditions, we may take a variety of actions, including, but not limited to, contributing capital to the Insurance Subsidiaries in our insurance operations, issuing additional debt and/or equity securities, repurchasing existing debt, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity.

Book value per share increased to $34.71 as of June 30, 2019, from $30.40 as of December 31, 2018, driven by $2.23 in net income per share and $2.45 in unrealized gains on our fixed income securities portfolio, partially offset by $0.40 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. We have been rated “A” or higher by A.M. Best for the past 89 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

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

In Second Quarter 2019, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong capitalization and financial performance, with stable underwriting results and return metrics that have remained favorable compared to our peers.

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

Off-Balance Sheet Arrangements
At June 30, 2019 and December 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2018. The following table provides future cash payments on our notes payable as of June 30, 2019, giving consideration to the $300 million 5.375% Senior Notes issuance and the redemption of our $185 million 5.875% Senior Notes in the first quarter of 2019, the details of which are contained in Note 5. "Indebtedness" in Item 1. "Financial Statements." in this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$560.0	—	50.0	—	510.0
Interest on debt obligations	666.1	29.1	57.5	56.6	522.9
Total	$1,226.1	29.1	107.5	56.6	1,032.9

As of June 30, 2019, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to $231.8 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of June 30, 2019, we had the following contractual obligations: (i) $9.4 million to further invest in non-publicly traded common stock within our equity portfolio that expire through 2023; and (ii) $34.4 million to further invest in non-publicly traded collateralized loan obligations in our fixed income securities portfolio that expire through 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, we do not believe the Company was involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.
Certain risk factors exist that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including but not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our equity securities, repurchasing our existing debt, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2018 Annual Report other than as discussed below.

We face risks regarding our flood business because of uncertainties regarding the NFIP.
We are the fifth largest insurance group in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency ("FEMA") in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  The current underwriting expense allowance is 30.0% of DPW. The claim servicing fee is the combination of 0.9% of DPW and 1.5% of incurred losses.

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

The NFIP was authorized until September 30, 2019, as a short-term solution while Congress continues to debate a more comprehensive proposal. There continues to be significant public policy and political debate in Congress about an extension of the NFIP, appropriate compensation for the WYO carriers, and solutions for flood risk throughout the country. Legislation introduced in Congress, if enacted, could greatly reduce the compensation WYO carriers receive under the NFIP. FEMA can act on its own to revise the arrangement, and did so in October 2018 by: (i) reducing the WYO’s underwriting expense allowance by 0.9 points, from 30.9% to 30.0%; and (ii) eliminating the provision allowing FEMA to increase a WYO’s underwriting expense allowance by one percentage point to cover additional incurred expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Second Quarter 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2019	185	$67.67	—	—
May 1 - 31, 2019	(461)	60.50	—	—
June 1 - 30, 2019	1,941	74.97	—	—
Total	1,665	$78.16	—	—

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

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	August 1, 2019	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	August 1, 2019	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)