Form 10-Q
period 2019-09-30
SELECTIVE INSURANCE GROUP INC
filed 2019-10-31
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐       No ☒
As of October 18, 2019, there were 59,401,565 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2019	December 31, 2018
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $28,356 – 2019; $38,317 – 2018)	$26,925	37,110
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,706,656 – 2019; $5,270,798 – 2018)	5,930,237	5,273,100
Equity securities – at fair value (cost: $77,779 – 2019; $138,144 – 2018)	79,213	147,639
Short-term investments (at cost which approximates fair value)	326,121	323,864
Other investments	189,243	178,938
Total investments (Note 4 and 6)	6,551,739	5,960,651
Cash	516	505
Restricted cash	9,647	16,414
Interest and dividends due or accrued	42,975	41,620
Premiums receivable, net of allowance for uncollectible accounts of: $7,800 – 2019; $9,400 – 2018	860,480	770,518
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,400 – 2019; $4,500 – 2018	575,984	549,172
Prepaid reinsurance premiums	173,557	157,723
Deferred federal income tax	5,509	53,540
Property and equipment – at cost, net of accumulated depreciation and amortization of: $223,518 – 2019; $211,657 – 2018	76,423	65,248
Deferred policy acquisition costs	279,239	252,612
Goodwill	7,849	7,849
Other assets	135,488	76,877
Total assets	$8,719,406	7,952,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,055,631	3,893,868
Unearned premiums	1,570,226	1,431,932
Long-term debt	550,669	439,540
Current federal income tax	2,656	1,302
Accrued salaries and benefits	100,445	116,706
Other liabilities	302,403	277,579
Total liabilities	$6,582,030	6,160,927

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,421,301 – 2019; 102,848,394 – 2018	206,843	205,697
Additional paid-in capital	412,347	390,315
Retained earnings	2,012,499	1,858,414
Accumulated other comprehensive income (loss) (Note 11)	98,426	(77,956)
Treasury stock – at cost (shares: 44,021,732 – 2019; 43,899,840 – 2018)	(592,739)	(584,668)
Total stockholders’ equity	$2,137,376	1,791,802
Commitments and contingencies
Total liabilities and stockholders’ equity	$8,719,406	7,952,729

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Net premiums earned	$653,620	614,277	1,928,812	1,810,941
Net investment income earned	55,826	52,443	164,949	141,227
Net realized and unrealized (losses) gains:
Net realized investment gains (losses) on disposals	20,425	(751)	26,752	4,034
Unrealized losses on equity securities	(20,317)	(2,610)	(8,091)	(15,563)
Other-than-temporary impairments	(2,291)	(1,426)	(3,366)	(5,459)
Total net realized and unrealized (losses) gains	(2,183)	(4,787)	15,295	(16,988)
Other income	3,162	2,538	8,535	7,896
Total revenues	710,425	664,471	2,117,591	1,943,076

Expenses:
Loss and loss expense incurred	398,675	379,199	1,166,238	1,130,468
Amortization of deferred policy acquisition costs	136,572	124,511	399,647	368,265
Other insurance expenses	90,234	80,108	261,975	244,342
Interest expense	7,397	6,073	26,289	18,350
Corporate expenses	6,369	7,450	28,345	22,065
Total expenses	639,247	597,341	1,882,494	1,783,490

Income before federal income tax	71,178	67,130	235,097	159,586

Federal income tax expense:
Current	13,805	10,314	44,344	23,529
Deferred	1,223	1,381	989	2,878
Total federal income tax expense	15,028	11,695	45,333	26,407

Net income	$56,150	55,435	189,764	133,179

Earnings per share:
Basic net income	$0.94	0.94	3.20	2.26

Diluted net income	$0.93	0.93	3.16	2.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income	$56,150	55,435	189,764	133,179

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	27,168	(17,036)	174,483	(103,389)
Amounts reclassified into net income:
Held-to-maturity securities	(2)	(6)	(26)	(22)
Realized losses on disposals and other-than-temporary impairments of available-for-sale securities	2,229	8,563	351	14,424
Total unrealized gains (losses) on investment securities	29,395	(8,479)	174,808	(88,987)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	525	420	1,574	1,260
Total defined benefit pension and post-retirement plans	525	420	1,574	1,260
Other comprehensive income (loss)	29,920	(8,059)	176,382	(87,727)
Comprehensive income	$86,070	47,376	366,146	45,452

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2019	2018	2019	2018
Common stock:
Beginning of period	$206,665	205,460	205,697	204,569
Dividend reinvestment plan	9	10	31	35
Stock purchase and compensation plans	169	103	1,115	969
End of period	206,843	205,573	206,843	205,573

Additional paid-in capital:
Beginning of period	407,382	381,641	390,315	367,717
Dividend reinvestment plan	366	327	1,095	1,013
Stock purchase and compensation plans	4,599	3,483	20,937	16,721
End of period	412,347	385,451	412,347	385,451

Retained earnings:
Beginning of period, as previously reported	1,968,374	1,779,928	1,858,414	1,698,613
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	—	30,726
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	—	(5,707)
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	—	—	342	—
Balance at beginning of period, as adjusted	1,968,374	1,779,928	1,858,756	1,723,632
Net income	56,150	55,435	189,764	133,179
Dividends to stockholders	(12,025)	(10,756)	(36,021)	(32,204)
End of period	2,012,499	1,824,607	2,012,499	1,824,607

Accumulated other comprehensive income (loss):
Beginning of period, as previously reported	68,506	(84,517)	(77,956)	20,170
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	—	(30,726)
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	—	5,707
Balance at beginning of period, as adjusted	68,506	(84,517)	(77,956)	(4,849)
Other comprehensive income (loss)	29,920	(8,059)	176,382	(87,727)
End of period	98,426	(92,576)	98,426	(92,576)

Treasury stock:
Beginning of period	(591,383)	(584,357)	(584,668)	(578,112)
Acquisition of treasury stock	(1,356)	(178)	(8,071)	(6,423)
End of period	(592,739)	(584,535)	(592,739)	(584,535)
Total stockholders’ equity	$2,137,376	1,738,520	2,137,376	1,738,520

Dividends declared per share to stockholders	$0.20	0.18	0.60	0.54

Common stock, shares outstanding:
Beginning of period	59,328,108	58,835,052	58,948,554	58,495,122
Dividend reinvestment plan	4,738	5,310	15,650	17,683
Stock purchase and compensation plan	83,979	51,482	557,257	484,491
Acquisition of treasury stock	(17,256)	(2,859)	(121,892)	(108,311)
End of period	59,399,569	58,888,985	59,399,569	58,888,985

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2019	2018
Operating Activities
Net income	$189,764	133,179

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,346	34,961
Stock-based compensation expense	15,857	12,150
Undistributed gains of equity method investments	(8,832)	(4,243)
Distributions in excess of current year income of equity method investments	2,267	3,210
(Gain) loss on disposal of fixed assets	(21)	62
Net realized and unrealized (gains) losses	(15,295)	16,988

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	134,951	144,920
Increase in unearned premiums, net of prepaid reinsurance	122,460	120,535
Decrease in net federal income taxes	2,408	18,339
Increase in premiums receivable	(89,962)	(79,894)
Increase in deferred policy acquisition costs	(26,627)	(22,978)
(Increase) decrease in interest and dividends due or accrued	(1,460)	72
Decrease in accrued salaries and benefits	(16,261)	(36,498)
Increase in other assets	(35,810)	(13,881)
Increase (decrease) in other liabilities	414	(34,437)
Net cash provided by operating activities	316,199	292,485

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(7,150)
Purchase of fixed income securities, available-for-sale	(1,330,827)	(1,974,253)
Purchase of equity securities	(40,233)	(57,834)
Purchase of other investments	(41,248)	(47,238)
Purchase of short-term investments	(4,108,414)	(2,711,360)
Sale of fixed income securities, available-for-sale	461,825	1,382,677
Sale of short-term investments	4,106,643	2,572,399
Redemption and maturities of fixed income securities, held-to-maturity	10,062	3,923
Redemption and maturities of fixed income securities, available-for-sale	413,220	456,037
Sale of equity securities	125,302	79,676
Sale of other investments	18,016	3,497
Distributions from other investments	19,054	23,420
Purchase of property and equipment	(24,424)	(11,150)
Fixed asset disposals	35	—
Net cash used in investing activities	(390,989)	(287,356)

Financing Activities
Dividends to stockholders	(34,440)	(30,694)
Acquisition of treasury stock	(8,071)	(6,423)
Net proceeds from stock purchase and compensation plans	5,599	5,001
Proceeds from borrowings	355,757	130,000
Repayments of borrowings	(250,000)	(130,000)
Repayments of finance lease obligations	(811)	(4,891)
Net cash provided by (used in) financing activities	68,034	(37,007)
Net decrease in cash and restricted cash	(6,756)	(31,878)
Cash and restricted cash, beginning of year	16,919	44,710
Cash and restricted cash, end of period	$10,163	12,832

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2019 (“Third Quarter 2019”) and September 30, 2018 (“Third Quarter 2018”) and the nine-month periods ended September 30, 2019 (“Nine Months 2019”) and September 30, 2018 (“Nine Months 2018”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Additionally, results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”) filed with the SEC.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2019	2018
Cash paid during the period for:
Interest	$19,261	15,449
Federal income tax	42,000	7,193

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	6,062	—
Operating cash flows from financing leases	12	—
Financing cash flows from finance leases	811	4,891

Non-cash items:
Corporate actions related to fixed income securities, AFS[2]	29,771	32,757
Corporate actions related to equity securities[2]	14,250	944
Assets acquired under finance lease arrangements	824	4,114
Assets acquired under operating lease arrangements[1]	13,648	—
Non-cash purchase of property and equipment	108	—

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2019	December 31, 2018
Cash	$516	505
Restricted cash	9,647	16,414
Total cash and restricted cash shown in the Statements of Cash Flows	$10,163	16,919

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Our HTM fixed income securities as of September 30, 2019 represented less than 1% of our total invested assets, down slightly compared to December 31, 2018. The carry value and net unrealized/unrecognized gains were $26.9 million and $1.5 million, respectively, at September 30, 2019, and $37.1 million and $1.3 million, respectively, at December 31, 2018. Included in the net unrealized/unrecognized gains were gross unrealized/unrecognized losses of less than $0.1 million at September 30, 2019 and $0.2 million at December 31, 2018.

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of September 30, 2019 and December 31, 2018 was as follows:

September 30, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$116,555	4,357	(12)	120,900
Foreign government	20,947	573	—	21,520
Obligations of states and political subdivisions	1,127,709	62,910	(4)	1,190,615
Corporate securities	1,762,981	78,345	(2,399)	1,838,927
Collateralized loan obligations and other asset-backed securities ("CLO and other ABS")	764,038	8,998	(4,653)	768,383
Commercial mortgage-backed securities ("CMBS")	524,441	31,435	(145)	555,731
Residential mortgage-backed securities (“RMBS”)	1,389,985	44,710	(534)	1,434,161
Total AFS fixed income securities	$5,706,656	231,328	(7,747)	5,930,237

December 31, 2018
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$120,092	1,810	(592)	121,310
Foreign government	23,202	36	(107)	23,131
Obligations of states and political subdivisions	1,121,615	19,485	(2,631)	1,138,469
Corporate securities	1,639,852	5,521	(27,965)	1,617,408
CLO and other ABS	720,193	4,112	(6,943)	717,362
CMBS	527,409	3,417	(3,748)	527,078
RMBS	1,118,435	12,988	(3,081)	1,128,342
Total AFS fixed income securities	$5,270,798	47,369	(45,067)	5,273,100

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an other-than-temporary impairment ("OTTI") charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(c) The severity of impairment on AFS securities in an unrealized/unrecognized loss position averaged approximately 1% of amortized cost at September 30, 2019 and approximately 2% at December 31, 2018. Quantitative information regarding these losses is provided below.

September 30, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$5,014	(11)	498	(1)	5,512	(12)
Obligations of states and political subdivisions	437	(4)	—	—	437	(4)
Corporate securities	89,919	(1,862)	15,867	(537)	105,786	(2,399)
CLO and other ABS	176,999	(2,458)	180,898	(2,195)	357,897	(4,653)
CMBS	59,857	(126)	7,665	(19)	67,522	(145)
RMBS	84,408	(503)	9,513	(31)	93,921	(534)
Total AFS fixed income securities	$416,634	(4,964)	214,441	(2,783)	631,075	(7,747)

December 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]	Fair Value	Unrealized Losses[1]
AFS fixed income securities:
U.S. government and government agencies	$6,693	(174)	23,163	(418)	29,856	(592)
Foreign government	12,208	(93)	1,482	(14)	13,690	(107)
Obligations of states and political subdivisions	196,798	(2,074)	42,821	(557)	239,619	(2,631)
Corporate securities	1,041,952	(23,649)	78,953	(4,316)	1,120,905	(27,965)
CLO and other ABS	516,106	(6,750)	16,800	(193)	532,906	(6,943)
CMBS	229,338	(2,548)	66,294	(1,200)	295,632	(3,748)
RMBS	139,338	(1,660)	45,661	(1,421)	184,999	(3,081)
Total AFS fixed income securities	$2,142,433	(36,948)	275,174	(8,119)	2,417,607	(45,067)
  1 Gross unrealized losses include non-OTTI unrealized amounts and OTTI losses recognized in AOCI.

The $37.3 million decrease in the unrealized loss position reflected: (i) lower interest rates, with an 87-basis point decrease in 2-year U.S. Treasury Note yields and a 102-basis point decrease in 10-year U.S. Treasury Note yields during Nine Months 2019; and (ii) tightening option adjusted corporate credit spreads, with a 38-basis point decrease in the Bloomberg Barclays U.S. Aggregate Corporate Bond Index during Nine Months 2019. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors, and in accordance with our review of these securities under our OTTI policy, as described in Note 2. “Summary of Significant Accounting Policies” within Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at September 30, 2019, by contractual maturity, are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at September 30, 2019:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$310,387	4,754	4,773
Due after one year through five years	3,296,126	16,334	17,589
Due after five years through 10 years	2,191,633	5,837	5,994
Due after 10 years	132,091	—	—
Total fixed income securities	$5,930,237	26,925	28,356

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2019			December 31, 2018
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$105,922	97,552	203,474	84,352	93,688	178,040
Private credit	37,710	109,797	147,507	41,682	81,453	123,135
Real assets	21,828	22,534	44,362	27,862	27,129	54,991
Total alternative investments	165,460	229,883	395,343	153,896	202,270	356,166
Other securities	23,783	—	23,783	25,042	—	25,042
Total other investments	$189,243	229,883	419,126	178,938	202,270	381,208

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

The following table sets forth gross summarized financial information for our other investments portfolio, including the portion not owned by us. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information for the three-month period ended June 30 is included in our Third Quarter results. This information is as follows:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2019	2018	2019	2018
Net investment (loss) income	$(14.0)	11.9	10.1	(29.9)
Realized gains	121.1	124.8	370.4	1,348.3
Net change in unrealized appreciation (depreciation)	1,739.4	1,434.3	4,517.4	695.8
Net income	$1,846.5	1,571.0	4,897.9	2,014.2
Insurance subsidiaries’ alternative investments income	$5.2	7.1	13.0	10.6

(f) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at September 30, 2019 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2019:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.9	22.9
Obligations of states and political subdivisions	—	—	3.9	3.9
Corporate securities	—	—	0.3	0.3
CMBS	7.3	19.6	—	26.9
RMBS	57.4	81.1	—	138.5
Total pledged as collateral	$64.7	100.7	27.1	192.5

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2019 or December 31, 2018.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Fixed income securities	$50,749	45,088	150,689	130,903
Equity securities	1,885	2,079	5,265	5,876
Short-term investments	1,410	867	5,213	2,001
Other investments	5,267	7,211	13,421	10,868
Investment expenses	(3,485)	(2,802)	(9,639)	(8,421)
Net investment income earned	$55,826	52,443	164,949	141,227

(i) OTTI charges were $2.3 million and $1.4 million in Third Quarter 2019 and Third Quarter 2018, respectively, and $3.4 million and $5.5 million in Nine Months 2019 and Nine Months 2018, respectively. All of these charges were related to securities for which we had the intent to sell. For a discussion of our evaluation for OTTI, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for Third Quarter 2019 and 2018 included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$(1,141)	(9,413)	2,063	(13,922)
Equity securities	21,602	8,665	24,733	17,960
Short-term investments	(36)	2	(21)	1
Other investments	—	(5)	(23)	(5)
Net realized gains (losses) on the disposal of securities	20,425	(751)	26,752	4,034
OTTI charges	(2,291)	(1,426)	(3,366)	(5,459)
Net realized gains (losses)	18,134	(2,177)	23,386	(1,425)
Unrealized (losses) recognized in income on equity securities	(20,317)	(2,610)	(8,091)	(15,563)
Total net realized and unrealized investment (losses) gains	$(2,183)	(4,787)	$15,295	(16,988)

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at September 30, 2019	$1,109	5,476	1,805	4,199
On securities sold in each respective period	(21,426)	(8,086)	(9,896)	(19,762)
Total unrealized (losses) recognized in income on equity securities	$(20,317)	(2,610)	$(8,091)	(15,563)

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
HTM fixed income securities
Gains	$—	—	1	2
Losses	—	—	(15)	—
AFS fixed income securities
Gains	1,078	462	5,565	5,056
Losses	(2,219)	(9,875)	(3,488)	(18,980)
Equity securities
Gains	21,630	10,584	24,868	20,209
Losses	(28)	(1,919)	(135)	(2,249)
Short-term investments
Gains	2	3	18	6
Losses	(38)	(1)	(39)	(5)
Other investments
Gains	—	—	7	—
Losses	—	(5)	(30)	(5)
Total net realized gains on disposals of securities	$20,425	(751)	26,752	4,034

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.
Proceeds from the sales of AFS fixed income securities were $89.7 million and $444.4 million in Third Quarter 2019 and Third Quarter 2018, respectively, and $461.8 million and $1,382.7 million in Nine Months 2019 and Nine Months 2018, respectively. Proceeds from the sales of equity securities were $95.2 million and $36.1 million in Third Quarter 2019 and Third Quarter 2018, respectively, and $125.3 million and $79.7 million in Nine Months 2019 and Nine Months 2018, respectively.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at September 30, 2019 and December 31, 2018:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2019	Carry Value
($ in thousands)					Debt Discount and Unamortized Issuance Costs	September 30, 2019	December 31, 2018
Description
Long term
Issuance:
Senior Notes	3/1/2019	3/1/2049	5.375%	$300,000	9,065	290,935	—

Redemption:
Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	—	—	180,771

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	889	99,111	99,069
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	281	49,719	49,700

Finance lease obligations[1]						904	—
Total long-term debt					10,235	550,669	439,540
1 Concurrent with the adoption of ASU 2016-02 discussed in Note 2. "Adoption of Accounting Pronouncements," finance lease obligations are now captured in Long-term debt on our Consolidated Balance Sheets.

Short-Term Debt Activity
Short-term debt activity included the following in Nine Months 2019:

•	On March 7, 2019, Selective Insurance Company of America (“SICA”) borrowed short-term funds of $50 million from the FHLBNY at an interest rate of 2.64%. This borrowing was repaid on March 28, 2019.

•	On August 5, 2019, SICA borrowed short-term funds of $15 million from the FHLBNY at an interest rate of 2.29%. This borrowing was repaid on August 12, 2019.

Long-Term Debt Activity
In the first quarter of 2019, we issued $300 million of 5.375% Senior Notes due 2049 at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The 5.375% Senior Notes pay interest on March 1 and September 1 of each year. The first interest payment was made on September 1, 2019. A portion of the proceeds from this debt issuance was used to fully redeem the $185 million aggregate principal amount of our 5.875% Senior Notes due 2043, with the remaining $106 million being used for general corporate purposes. The 5.875% Senior Notes had pre-tax debt retirement costs of $4.2 million, or $3.3 million after tax, which was recorded in Interest expense on the Consolidated Statements of Income in the first quarter of 2019.

For detailed information on our indebtedness, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

NOTE 6. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	49,909	65,770	49,907	57,032
6.70% Senior Notes	99,476	125,954	99,462	107,075
5.875% Senior Notes	—	—	185,000	177,230
5.375% Senior Notes	294,136	352,156	—	—
1.61% borrowings from FHLBNY	25,000	24,838	25,000	24,218
1.56% borrowings from FHLBNY	25,000	24,808	25,000	24,162
3.03% borrowings from FHLBI	60,000	63,741	60,000	58,905
Subtotal long-term debt	553,521	657,267	444,369	448,622
Unamortized debt issuance costs	(3,756)		(4,829)
Finance lease obligations	904		—
Total long-term debt	550,669		439,540

For a discussion of our long-term debt activity in 2019, see Note 5. "Indebtedness" in this Form 10-Q, and for a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2018 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2019 and December 31, 2018:

September 30, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$120,900	41,619	79,281	—
Foreign government	21,520	—	21,520	—
Obligations of states and political subdivisions	1,190,615	—	1,190,615	—
Corporate securities	1,838,927	—	1,822,577	16,350
CLO and other ABS	768,383	—	748,504	19,879
CMBS	555,731	—	555,731	—
RMBS	1,434,161	—	1,434,161	—
Total AFS fixed income securities	5,930,237	41,619	5,852,389	36,229
Equity securities:
Common stock[2]	76,179	42,988	—	—
Preferred stock	3,034	3,034	—	—
Total equity securities	79,213	46,022	—	—
Short-term investments	326,121	319,599	6,522	—
Total assets measured at fair value	$6,335,571	407,240	5,858,911	36,229

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$121,310	78,381	42,929	—
Foreign government	23,131	—	23,131	—
Obligations of states and political subdivisions	1,138,469	—	1,138,469	—
Corporate securities	1,617,408	—	1,617,408	—
CLO and other ABS	717,362	—	709,953	7,409
CMBS	527,078	—	527,078	—
RMBS	1,128,342	—	1,128,342	—
Total AFS fixed income securities	5,273,100	78,381	5,187,310	7,409
Equity securities:
Common stock[2]	144,727	107,397	—	—
Preferred stock	2,912	2,912	—	—
Total equity securities	147,639	110,309	—	—
Short-term investments	323,864	321,370	2,494	—
Total assets measured at fair value	$5,744,603	510,060	5,189,804	7,409

[1]	There were no transfers of securities between Level 1 and Level 2.

[2]
Investments amounting to $33.2 million at September 30, 2019, and $37.3 million at December 31, 2018, were measured at fair value using net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Nine Months 2019:

September 30, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(69)	(14)	(83)
Net income	—	244	244
Purchases	—	18,404	18,404
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(105)	(105)
Transfers into Level 3	16,419	13,603	30,022
Transfers out of Level 3	—	(19,662)	(19,662)
Fair value, September 30, 2019	16,350	19,879	36,229

There were no material changes in the fair value of securities measured using Level 3 prices in Nine Months 2018.

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2019 and December 31, 2018:

September 30, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$9,426	—	9,426	—
Corporate securities	18,930	—	18,930	—
Total HTM fixed income securities	$28,356	—	28,356	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$65,770	—	65,770	—
6.70% Senior Notes	125,954	—	125,954	—
5.375% Senior Notes	352,156	—	352,156	—
1.61% borrowings from FHLBNY	24,838	—	24,838	—
1.56% borrowings from FHLBNY	24,808	—	24,808	—
3.03% borrowings from FHLBI	63,741	—	63,741	—
Total long-term debt	$657,267	—	657,267	—

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,969	—	17,969	—
Corporate securities	20,348	—	20,348	—
Total HTM fixed income securities	$38,317	—	38,317	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,032	—	57,032	—
6.70% Senior Notes	107,075	—	107,075	—
5.875% Senior Notes	177,230	177,230	—	—
1.61% borrowings from FHLBNY	24,218	—	24,218	—
1.56% borrowings from FHLBNY	24,162	—	24,162	—
3.03% borrowings from FHLBI	58,905	—	58,905	—
Total long-term debt	$448,622	177,230	271,392	—

NOTE 7. Reinsurance
The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to
Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2018 Annual Report.

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Premiums written:
Direct	$785,680	752,834	$2,359,441	2,220,431
Assumed	6,882	7,084	18,770	19,891
Ceded	(115,634)	(108,250)	(326,939)	(308,846)
Net	$676,928	651,668	$2,051,272	1,931,476
Premiums earned:
Direct	$752,872	706,497	$2,221,257	2,086,953
Assumed	6,356	6,484	18,660	19,220
Ceded	(105,608)	(98,704)	(311,105)	(295,232)
Net	$653,620	614,277	$1,928,812	1,810,941
Loss and loss expenses incurred:
Direct	$437,618	477,427	$1,297,975	1,289,357
Assumed	4,362	6,529	13,975	16,897
Ceded	(43,305)	(104,757)	(145,712)	(175,786)
Net	$398,675	379,199	$1,166,238	1,130,468

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Ceded premiums written	$(74,864)	(70,100)	$(206,451)	(193,110)
Ceded premiums earned	(65,847)	(61,448)	(191,914)	(180,582)
Ceded loss and loss expenses incurred	(27,459)	(89,396)	(62,208)	(115,376)

Excluding the impact of our participation in the NFIP, ceded loss and loss expenses incurred increased in Nine Months 2019 compared to the respective prior year, due to one significant fire loss in the second quarter of 2019, which added $17.4 million to ceded loss and loss expenses. The elevated ceded loss and loss expenses incurred related to our participation in the NFIP in Third Quarter and Nine Months 2018 were due to Hurricane Florence, which impacted our footprint in September 2018.

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Nine Months ended September 30,
($ in thousands)	2019	2018
Gross reserve for loss and loss expense, at beginning of year	$3,893,868	3,771,240
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	537,388	585,855
Net reserve for loss and loss expense, at beginning of year	3,356,480	3,185,385
Incurred loss and loss expense for claims occurring in the:
Current year	1,200,878	1,148,032
Prior years	(34,640)	(17,564)
Total incurred loss and loss expense	1,166,238	1,130,468
Paid loss and loss expense for claims occurring in the:
Current year	384,436	369,036
Prior years	631,589	610,734
Total paid loss and loss expense	1,016,025	979,770
Net reserve for loss and loss expense, at end of period	3,506,693	3,336,083
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	548,938	589,072
Gross reserve for loss and loss expense at end of period	$4,055,631	3,925,155

Prior year reserve development in Nine Months 2019 of $34.6 million included $41.0 million of favorable casualty reserve development, partially offset by $6.4 million of unfavorable property reserve development. The favorable casualty reserve development included $33.0 million in our workers compensation line of business and $10.0 million in our general liability line of business, partially offset by $2.0 million of unfavorable casualty reserve development in our personal automobile line of business.

Prior year reserve development in Nine Months 2018 of $17.6 million included $24.0 million of favorable casualty reserve development, partially offset by $6.4 million of unfavorable property reserve development. The favorable casualty reserve development included $53.0 million of development in our workers compensation line of business and $8.0 million in our general liability line of business, partially offset by $25.0 million of unfavorable casualty reserve development in our commercial automobile line of business and $12.0 million in our excess and surplus ("E&S") casualty lines.

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

The following summaries present revenues (net investment income and net realized and unrealized gains on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$141,182	124,862	408,706	365,197
Workers compensation	75,478	78,784	232,657	237,628
General liability	169,084	154,974	495,402	457,805
Commercial property	89,215	83,056	262,418	245,544
Businessowners’ policies	26,371	25,994	78,624	77,414
Bonds	8,990	8,778	26,861	25,247
Other	4,841	4,608	14,326	13,597
Miscellaneous income	2,782	2,228	7,544	6,936
Total Standard Commercial Lines revenue	517,943	483,284	1,526,538	1,429,368
Standard Personal Lines:
Net premiums earned:
Personal automobile	43,226	42,772	129,777	125,024
Homeowners	31,529	32,293	95,672	96,717
Other	1,983	2,092	5,709	5,349
Miscellaneous income	380	310	991	959
Total Standard Personal Lines revenue	77,118	77,467	232,149	228,049
E&S Lines:
Net premiums earned:
Casualty lines	47,171	42,179	136,455	120,098
Property lines	14,550	13,885	42,205	41,321
Miscellaneous income	—	—	—	1
Total E&S Lines revenue	61,721	56,064	178,660	161,420
Investments:
Net investment income	55,826	52,443	164,949	141,227
Net realized and unrealized investment (losses) gains	(2,183)	(4,787)	15,295	(16,988)
Total Investments revenue	53,643	47,656	180,244	124,239
Total revenues	$710,425	664,471	2,117,591	1,943,076

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Standard Commercial Lines:
Underwriting gain, before federal income tax	$30,016	26,333	92,974	74,153
Underwriting gain, after federal income tax	23,713	20,803	73,450	58,581
Combined ratio	94.2%	94.5	93.9	94.8
ROE contribution	4.5	4.9	5.0	4.5

Standard Personal Lines:
Underwriting (loss) gain, before federal income tax	$(631)	3,158	7,074	6,457
Underwriting (loss) gain, after federal income tax	(499)	2,495	5,588	5,101
Combined ratio	100.8%	95.9	96.9	97.2
ROE contribution	(0.1)	0.6	0.4	0.4

E&S Lines:
Underwriting gain (loss), before federal income tax	$1,916	3,506	9,439	(4,848)
Underwriting gain (loss), after federal income tax	1,514	2,770	7,457	(3,830)
Combined ratio	96.9%	93.7	94.7	103.0
ROE contribution	0.3	0.6	0.5	(0.3)

Investments:
Net investment income	$55,826	52,443	164,949	141,227
Net realized and unrealized investment (losses) gains	(2,183)	(4,787)	15,295	(16,988)
Total investment segment income, before federal income tax	53,643	47,656	180,244	124,239
Tax on investment segment income	10,884	8,562	34,733	21,405
Total investment segment income, after federal income tax	$42,759	39,094	145,511	102,834
ROE contribution of after-tax net investment income	8.6	10.0	9.1	9.0

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Underwriting gain (loss)
Standard Commercial Lines	$30,016	26,333	92,974	74,153
Standard Personal Lines	(631)	3,158	7,074	6,457
E&S Lines	1,916	3,506	9,439	(4,848)
Investment income	53,643	47,656	180,244	124,239
Total all segments	84,944	80,653	289,731	200,001
Interest expense	(7,397)	(6,073)	(26,289)	(18,350)
Corporate expenses	(6,369)	(7,450)	(28,345)	(22,065)
Income, before federal income tax	$71,178	67,130	235,097	159,586

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

The following tables provide information regarding the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Net Periodic Pension Cost (Benefit):
Interest cost	$3,376	3,095	10,129	9,285
Expected return on plan assets	(5,278)	(5,681)	(15,835)	(17,044)
Amortization of unrecognized net actuarial loss	644	494	1,931	1,481
Total net periodic pension cost (benefit)[1]	$(1,258)	(2,092)	(3,775)	(6,278)

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

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2019 and Third Quarter and Nine Months 2018 were as follows:

Third Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$71,178	15,028	56,150
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	34,392	7,224	27,168
Amounts reclassified into net income:
HTM securities	(3)	(1)	(2)
Realized losses on disposals and OTTI of AFS securities	2,821	592	2,229
Total unrealized gains on investment securities	37,210	7,815	29,395
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	665	140	525
Total defined benefit pension and post-retirement plans	665	140	525
Other comprehensive income	37,875	7,955	29,920
Comprehensive income	$109,053	22,983	86,070

Third Quarter 2018
($ in thousands)	Gross	Tax	Net
Net income	$67,130	11,695	55,435
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(21,565)	(4,529)	(17,036)
Amounts reclassified into net income:
HTM securities	(8)	(2)	(6)
Realized losses on disposals and OTTI of AFS securities	10,839	2,276	8,563
Total unrealized losses on investment securities	(10,734)	(2,255)	(8,479)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	532	112	420
Total defined benefit pension and post-retirement plans	532	112	420
Other comprehensive loss	(10,202)	(2,143)	(8,059)
Comprehensive income	$56,928	9,552	47,376

Nine Months 2019
($ in thousands)	Gross	Tax	Net
Net income	$235,097	45,333	189,764
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	220,864	46,381	174,483
Amounts reclassified into net income:
HTM securities	(33)	(7)	(26)
Realized losses on disposals and OTTI of AFS securities	444	93	351
Total unrealized gains on investment securities	221,275	46,467	174,808
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,993	419	1,574
Total defined benefit pension and post-retirement plans	1,993	419	1,574
Other comprehensive income	223,268	46,886	176,382
Comprehensive income	$458,365	92,219	366,146

Nine Months 2018
($ in thousands)	Gross	Tax	Net
Net income	$159,586	26,407	133,179
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(130,873)	(27,484)	(103,389)
Amounts reclassified into net income:
HTM securities	(28)	(6)	(22)
Realized losses on disposals and OTTI of AFS securities	18,258	3,834	14,424
Total unrealized losses on investment securities	(112,643)	(23,656)	(88,987)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,595	335	1,260
Total defined benefit pension and post-retirement plans	1,595	335	1,260
Other comprehensive loss	(111,048)	(23,321)	(87,727)
Comprehensive income	$48,538	3,086	45,452

The balances of, and changes in, each component of AOCI (net of taxes) as of September 30, 2019 were as follows:

September 30, 2019					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2018	$(71)	71	1,888	1,888	(79,844)	(77,956)
OCI before reclassifications	—	—	174,483	174,483	—	174,483
Amounts reclassified from AOCI	—	(26)	351	325	1,574	1,899
Net current period OCI	—	(26)	174,834	174,808	1,574	176,382
Balance, September 30, 2019	$(71)	45	176,722	176,696	(78,270)	98,426

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2019	2018	2019	2018
HTM related
Unrealized (gains) losses on HTM disposals	$(3)	11	(12)	5	Net realized and unrealized (losses) gains
Amortization of net unrealized gains on HTM securities	—	(19)	(21)	(33)	Net investment income earned
	(3)	(8)	(33)	(28)	Income before federal income tax
	1	2	7	6	Total federal income tax expense
	(2)	(6)	(26)	(22)	Net income
Realized losses on AFS and OTTI
Realized losses on AFS disposals and OTTI	2,821	10,839	444	18,258	Net realized and unrealized (losses) gains
	2,821	10,839	444	18,258	Income before federal income tax
	(592)	(2,276)	(93)	(3,834)	Total federal income tax expense
	2,229	8,563	351	14,424	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	146	112	436	337	Loss and loss expense incurred
	519	420	1,557	1,258	Other insurance expenses
Total defined benefit pension and post-retirement life	665	532	1,993	1,595	Income before federal income tax
	(140)	(112)	(419)	(335)	Total federal income tax expense
	525	420	1,574	1,260	Net income

Total reclassifications for the period	$2,752	8,977	1,899	15,662	Net income

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

The components of lease expense in Third Quarter and Nine Months 2019 were as follows:

($ in thousands)	Quarter ended September 30, 2019	Nine Months ended September 30, 2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,234	6,631
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	217	816
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	5	12
Total finance lease cost	222	828

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	(548)	120

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	502	1,677

The following table provides supplemental information regarding our operating and finance leases.

	September 30, 2019
Weighted-average remaining lease term
Operating leases	6	years
Finance leases	2
Weighted-average discount rate
Operating leases	3.4%
Finance leases[1]	2.0
1Prior to adoption of ASU 2016-02, our historical capital lease liability and asset were measured using an un-discounted cash flow stream due to immateriality of the capital lease population.

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	September 30, 2019
Operating leases
Other assets	$28,348
Other liabilities	29,218
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	899
Long-term debt	904

At September 30, 2019, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$171	2,071	2,242
2020	451	8,164	8,615
2021	248	6,033	6,281
2022	54	4,443	4,497
2023	—	3,232	3,232
Thereafter	—	11,446	11,446
Total lease payments	924	35,389	36,313
Less: imputed interest	20	3,230	3,250
Less: leases that have not yet commenced	—	2,941	2,941
Total lease liabilities	$904	29,218	30,122

At December 31, 2018, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Capital Leases	Operating Leases	Total
2019	$728	7,762	8,490
2020	141	7,355	7,496
2021	22	5,083	5,105
2022	—	3,641	3,641
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total minimum payment required	$891	36,439	37,330

Refer to Note. 3 "Statements of Cash Flows" in this Form 10-Q for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

NOTE 13. Litigation
In the ordinary course of conducting business, we can be named as defendants in various legal actions. Most are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. In ordinary course claims litigation, we expect that any potential ultimate liability, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some of which assert claims for substantial amounts. Plaintiffs may style these actions as putative class actions and seek judicial certification of a state or national class for allegations such as improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these allegations and we account for such activity through the establishment of unpaid loss and loss expense reserves. In these other legal actions, we expect that any potential ultimate liability, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, litigation outcomes are inherently unpredictable and, because the amounts sought in certain of these actions are large or indeterminate, it is possible that any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

As of September 30, 2019, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

•
Financial Highlights of Results for the third quarters ended September 30, 2019 (“Third Quarter 2019”) and September 30, 2018 (“Third Quarter 2018”) and the nine-month periods ended September 30, 2019 (“Nine Months 2019”) and September 30, 2018 (“Nine Months 2018”);

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

Financial Highlights of Results for Third Quarter and Nine Months 2019 and Third Quarter and Nine Months 20181

($ and shares in thousands, except per share amounts)	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
	2019	2018			2019	2018
Revenues	$710,425	664,471	7%		$2,117,591	1,943,076	9%
After-tax net investment income	45,374	42,875	6		134,319	116,254	16
After-tax underwriting income	24,728	26,068	(5)		86,495	59,852	45
Net income before federal income tax	71,178	67,130	6		235,097	159,586	47
Net income	56,150	55,435	1		189,764	133,179	42
Diluted net income per share	0.93	0.93	—		3.16	2.23	42
Diluted weighted-average outstanding shares	60,057	59,711	1		59,960	59,626	1
Combined ratio	95.2%	94.6	0.6	pts	94.3%	95.8	(1.5)	pts
Invested assets per dollar of stockholders' equity	$3.07	3.37	(9)%		$3.07	3.37	(9)%
After-tax yield on investments	2.8%	3.0	(0.2)	pts	2.9%	2.7	0.2	pts
Book value per share	$35.98	29.52	22%		$35.98	29.52	22%
Dividends declared per share to stockholders	0.20	0.18	11		0.60	0.54	11
Annualized return on equity ("ROE")	10.7	12.9	(2.2)	pts	12.9	10.3	2.6	pts

Non-Generally Accepted Accounting Principles ("GAAP") operating income[2]	$58,765	59,216	(1)%		$181,870	146,599	24%
Diluted non-GAAP operating income per share[2]	0.97	0.99	(2)		3.02	2.46	23
Annualized non-GAAP operating ROE[2]	11.2%	13.8	(2.6)	pts	12.3%	11.3	1.0	pts

[1]	Refer to the Glossary of Terms attached to our 2018 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.

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

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income	$56,150	55,435	189,764	133,179
Net realized and unrealized losses (gains), before tax	2,183	4,787	(15,295)	16,988
Debt retirement costs, before tax	—	—	4,175	—
Tax on reconciling items	432	(1,006)	3,226	(3,568)
Non-GAAP operating income	$58,765	59,216	181,870	146,599

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Net income per diluted share	$0.93	0.93	3.16	2.23
Net realized and unrealized losses (gains), before tax	0.04	0.08	(0.26)	0.28
Debt retirement costs, before tax	—	—	0.07	—
Tax on reconciling items	—	(0.02)	0.05	(0.05)
Non-GAAP operating income per diluted share	$0.97	0.99	3.02	2.46

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Annualized ROE	10.7%	12.9	12.9	10.3
Net realized and unrealized losses (gains), before tax	0.4	1.1	(1.0)	1.3
Debt retirement costs, before tax	—	—	0.3	—
Tax on reconciling items	0.1	(0.2)	0.1	(0.3)
Annualized non-GAAP operating ROE	11.2%	13.8	12.3	11.3

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2019	2018		2019	2018
Standard Commercial Lines Segment	4.5%	4.9	(0.4)	5.0	4.5	0.5
Standard Personal Lines Segment	(0.1)	0.6	(0.7)	0.4	0.4	—
E&S Lines Segment	0.3	0.6	(0.3)	0.5	(0.3)	0.8
Total insurance operations	4.7	6.1	(1.4)	5.9	4.6	1.3

Investment income	8.6	10.0	(1.4)	9.1	9.0	0.1
Net realized and unrealized (losses) gains	(0.5)	(0.9)	0.4	0.8	(1.0)	1.8
Total investments segment	8.1	9.1	(1.0)	9.9	8.0	1.9

Other	(2.1)	(2.3)	0.2	(2.9)	(2.3)	(0.6)

Annualized ROE	10.7%	12.9	(2.2)	12.9	10.3	2.6

In Third Quarter 2019, we generated net income per diluted share of $0.93, in line with the same quarter a year ago. Non-GAAP operating income per diluted share was $0.97, compared to $0.99 a year ago. The Third Quarter 2019 results were impacted by: (i) higher than expected levels of non-catastrophe property loss and loss expenses of $5 million, after-tax, or $0.09 per diluted share; and (ii) $3 million of after-tax employee severance-related expenses, split between underwriting and corporate expenses on the Consolidated Statements of Income, that accounted for $0.05 per diluted share. On a year-to-date basis, non-catastrophe property loss and loss expenses were generally in line with expected levels.
We generated 18% growth in book value per share through Nine Months 2019. The strong growth in book value per share was driven by net income and appreciation in the value of our fixed income securities portfolio, which experienced net unrealized after-tax gains of approximately $29 million during Third Quarter 2019 and $175 million during Nine Months 2019. This growth was partially offset by dividends paid to shareholders.

In addition to strong growth in book value per share, the financial results this year continue to build on our five-year track record of consistently generating double-digit non-GAAP operating ROEs on an annual basis. Our annualized non-GAAP operating ROE of 12.3% in Nine Months 2019 was 30 basis points above our 2019 target of 12% and 100 basis points higher than the annualized non-GAAP operating ROE in Nine Months 2018.

Despite exceeding our target, our annualized non-GAAP operating ROE was negatively impacted by net unrealized after-tax gains of $175 million on our fixed income securities portfolio, which decreased our annualized non-GAAP operating ROE by 60 basis points. We currently expect interest rates to remain low, which will likely put pressure on our ROE and non-GAAP operating ROE in 2020.
Insurance Operations
Our insurance segments delivered profitable results in Third Quarter and Nine Months 2019, contributing to a combined annualized ROE in the quarter of 4.7% and in the year-to-date period of 5.9%. The Third Quarter 2019 annualized ROE decreased 1.4 points compared to Third Quarter 2018, reflecting an increase in our combined ratio of 0.6 points. The increase was principally driven by higher non-catastrophe property loss and loss expenses and a higher expense ratio. The higher expense ratio of 1.6 points reflected the following: (i) a 0.5-point increase in employee-related expenses, including 0.3 points for employee severance-related expenses noted above; and (ii) a 0.6-point increase in profit-based compensation to our distribution partners and employees.

The annualized ROE in Nine Months 2019 increased 1.3 points compared to Nine Months 2018, because of the improvement in the combined ratio of 1.5 points. The combined ratio improvement was principally driven by: (i) lower levels of non-catastrophe property loss and loss expenses; and (ii) higher levels of favorable prior year casualty reserve development. These improvements were partially offset by the increase in the expense ratio of 0.6 points, which reflected a 0.4-point increase in profit-based compensation to our distribution partners and employees.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Operations Results:
Net premiums written ("NPW")	$676,928	651,668	4%		$2,051,272	1,931,476	6%
Net premiums earned (“NPE”)	653,620	614,277	6		1,928,812	1,810,941	7
Less:
Loss and loss expense incurred	398,675	379,199	5		1,166,238	1,130,468	3
Net underwriting expenses incurred	222,599	199,791	11		648,693	598,437	8
Dividends to policyholders	1,045	2,290	(54)		4,394	6,274	(30)
Underwriting income	$31,301	32,997	(5)%		$109,487	75,762	45%
Combined Ratios:
Loss and loss expense ratio	60.9%	61.7	(0.8)	pts	60.5%	62.5	(2.0)	pts
Underwriting expense ratio	34.1	32.5	1.6		33.6	33.0	0.6
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.2	0.3	(0.1)
Combined ratio	95.2	94.6	0.6		94.3	95.8	(1.5)

Our Third Quarter and Nine Months 2019 results continue to reflect our efforts to: (i) achieve overall renewal pure price increases at levels that are in line with expected loss trend; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. We continue to execute on our strategy for disciplined NPW growth, with 4% growth in Third Quarter 2019 and 6% growth in Nine Months 2019 compared to the same prior year periods. This growth was primarily due to renewal pure price increases and new business growth in our Standard Commercial Lines. Our growth was aided by the net appointment of 57 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The decreases in the loss and loss expense ratio during both periods presented above were driven by the following:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$24.2	3.7	pts	$28.1	4.6	pts	(0.9)	pts
(Favorable) prior year casualty reserve development	(14.0)	(2.1)		(12.0)	(2.0)		(0.1)
Non-catastrophe property loss and loss expenses	108.8	16.7		100.8	16.4		0.3
Total	119.0	18.3		116.9	19.0		(0.7)

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$74.5	3.9	pts	$72.9	4.0	pts	(0.1)	pts
(Favorable) prior year casualty reserve development	(41.0)	(2.1)		(24.0)	(1.3)		(0.8)
Non-catastrophe property loss and loss expenses	309.6	16.1		310.9	17.2		(1.1)
Total	343.1	17.9		359.8	19.9		(2.0)

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2019		2018	2019	2018
General liability	$(3.0)		(8.0)	(10.0)	(8.0)
Commercial automobile	—		10.0	—	25.0
Workers compensation	(13.0)		(20.0)	(33.0)	(53.0)
Total Standard Commercial Lines	(16.0)		(18.0)	(43.0)	(36.0)

Homeowners	—		—	—	—
Personal automobile	2.0		—	2.0	—
Total Standard Personal Lines	2.0		—	2.0	—

E&S	—		6.0	—	12.0

Total (favorable) prior year casualty reserve development	$(14.0)		(12.0)	(41.0)	(24.0)

(Favorable) impact on loss ratio	(2.1)	pts	(2.0)	(2.1)	(1.3)

For additional qualitative discussions regarding reserve development, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Investments Segment
Net investment income, after tax, grew 6% in Third Quarter 2019 and 16% in Nine Months 2019, compared to the same prior year periods, principally driven by: (i) cash flows from operations that were 22% of NPW in the quarter and 15% of NPW in the year-to-date period; (ii) $106 million in net proceeds from our 5.375% Senior Notes issuance earlier in 2019; and (iii) alternative investment income that, for Nine Months 2019, was $2.4 million higher than the comparable prior year period. Net investment income, after tax, contributed 8.6 points to ROE in Third Quarter 2019 and 9.1 points in Nine Months 2019, compared to 10.0 points in Third Quarter 2018 and 9.0 points in Nine Months 2018.

Net realized and unrealized gains and losses reduced ROE by 0.5 points in Third Quarter 2019, compared to a reduction of 0.9 points in Third Quarter 2018. Net realized and unrealized gains and losses increased ROE by 0.8 points in Nine Months 2019, compared to a reduction of 1.0 point in Nine Months 2018. The improvement in both periods was primarily driven by a reduction in realized losses on our fixed income securities portfolio, which was driven by less opportunistic sales. During Third Quarter 2019, we sold a significant portion of our public equity securities and generated $21.6 million of realized gains on the sale, which was principally offset by a $21.4 million reversal of previously-recorded unrealized gains on these securities.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 2.1 points and 2.9 points in Third Quarter and Nine Months 2019, respectively, compared to 2.3 points in both Third Quarter and Nine Months 2018. The quarter-to-date variance was driven primarily by a 0.6-point decrease in stock compensation expense related to our liability-based awards, as the stock price increase in Third Quarter 2019 was less than the increase in Third Quarter 2018, partially offset by a 0.3-point increase in stock compensation expense associated with employee severance-related expenses.

In addition, on March 1, 2019, Selective issued 5.375% Senior Notes with an aggregate principal amount of $300 million, the proceeds of which were used, in part, to redeem our 5.875% Senior Notes with an aggregate principal balance of $185 million that became callable last year. As a result of this redemption, we incurred after-tax debt retirement costs of $3.3 million, which reduced our ROE by 0.2 points in Nine Months 2019. These costs have been excluded from non-GAAP operating income.

Outlook
We ended 2018 with record levels of capital and liquidity and our strong Nine Months 2019 results have continued to improve our financial position. In the first quarter of 2019, we executed our first institutional public debt offering with the issuance of $300 million aggregate principal amount of 5.375% Senior Notes.

For 2019, we have established a non-GAAP operating ROE target of 12%, which is an appropriate return for our shareholders based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions, and have exceeded our target with 12.3% annualized non-GAAP operating ROE through Nine Months 2019.

As we head into the closing months of 2019, our focus will be on the following areas:

•	Achieving written renewal pure price increases that are in line with expected loss trend. We achieved renewal pure price increases on our overall insurance operations of 3.6% in Nine Months 2019.

•	Delivering on our strategy for continued disciplined growth, which will be driven by the addition of new agents, greater "share of wallet" in our existing agents’ offices, and geographic expansion. Our longer-term Standard Commercial Lines target is to attain a 3% market share in the states in which we operate, by appointing distribution partner relationships approximating 25% of their markets and seeking an average "share of wallet" of 12% across the relationships. This goal represents an additional premium opportunity in excess of $2.7 billion in our 27 state footprint. In Nine Months 2019, we achieved NPW growth of 6%. Our current agency market share stands at over 20%, and our average "share of wallet" is approximately 8% in our legacy states.

•
Continuing to enhance the customer experience strategy that we have been highlighting over the past few years, including value-added technologies and services such as: (i) our “Selective® Drive” program, which was first introduced to certain commercial automobile policyholders through our distribution partners in the fourth quarter of 2018; (ii) proactive communications in relation to product recalls, possible loss activity, policy changes, and risk management activities; (iii) Security Mentor, a product provided to our customers to better understand and manage cybersecurity risks; (iv) technology usage to reduce claim cycle time, such as SWIFTClaim® fast tracking; and (v) digital self-service capabilities for our customers.

•
Improving profitability in our lines of business by: (i) generating overall renewal pure price increases that are in line with expected loss trend; (ii) actively managing new and renewal books of business in targeted industry segments, which we expect will have a positive impact on profitability through business mix; (iii) deploying sophisticated claims tools, including enhanced modeling and segmentation strategies, which we expect will improve loss experience; and (iv) within our E&S segment, exiting some underperforming classes, while entering into new distribution relationships.

•	Actively managing the investment portfolio to enhance after-tax yields while managing credit, duration, and liquidity risk. There was a significant decline in interest rates in Nine Months 2019, which demonstrates the need to maintain a strong focus on underwriting discipline to generate adequate returns on invested capital.

Our agile approach to driving underwriting, pricing and claims improvements is best demonstrated by our combined ratio that has averaged 94.0% since 2014, well ahead of the U.S. property and casualty industry average combined ratio that averaged 99.6% during the same period. Our strong technical and underwriting capabilities, underwriting leverage of 1.4x, and proven track record of effectively managing renewal pricing and retention, position us well for continued success in this low interest rate environment. As we look to the remainder of 2019, we remain pleased with our financial and strategic position. Our steadfast focus on underwriting discipline, combined with the investments we are making today in our franchise distribution model, sophisticated underwriting tools and technology, and overall customer experience in an omni-channel environment, will position us for continued long-term success.

For 2019, Conning, Inc.'s ("Conning") third quarter 2019 "Property-Casualty Forecast & Analysis" forecasts a property and casualty insurance industry statutory combined ratio of 96.7%, with a return on equity of 8.5%. This suggests an operating return on equity of approximately 7.5%, after excluding Conning's forecasted after-tax realized gains. We feel positive about the overall environment, and believe our major initiatives highlighted above set the stage for continued financial outperformance.

After three quarters of results, our full-year expectations are as follows:

•	A GAAP combined ratio, excluding catastrophe losses, of 91.0%. This assumes no fourth quarter prior-year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $180 million, which includes $14 million after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 19%, which includes an effective tax rate of 18.5% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other items; and

•	Weighted average shares of 60 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$532,921	502,312	6%		$1,636,983	1,526,318	7%
NPE	515,161	481,056	7		1,518,994	1,422,432	7
Less:
Loss and loss expense incurred	304,038	291,110	4		895,999	858,550	4
Net underwriting expenses incurred	180,062	161,323	12		525,627	483,455	9
Dividends to policyholders	1,045	2,290	(54)		4,394	6,274	(30)
Underwriting income	$30,016	26,333	14%		$92,974	74,153	25%
Combined Ratios:
Loss and loss expense ratio	59.0%	60.5	(1.5)	pts	59.0%	60.4	(1.4)	pts
Underwriting expense ratio	35.0	33.5	1.5		34.6	34.0	0.6
Dividends to policyholders ratio	0.2	0.5	(0.3)		0.3	0.4	(0.1)
Combined ratio	94.2	94.5	(0.3)		93.9	94.8	(0.9)

The increases in NPW in the quarter and year-to-date periods reflected in the table above were driven by: (i) direct new business; and (ii) renewal pure price increases.

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$96.5	90.4	7%		316.2	289.5	9%
Renewal pure price increases	3.5	3.7	(0.2)		3.3	3.5	(0.2)
Retention	84%	84	—	pts	83%	83	—	pts

The loss and loss expense ratio decreased 1.5 points in Third Quarter 2019 compared to Third Quarter 2018, and decreased 1.4 points in Nine Months 2019 compared to Nine Months 2018, and were driven by the following:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$14.8	2.9	pts	$22.1	4.6	pts	(1.7)	pts
Non-catastrophe property loss and loss expenses	76.7	14.9		67.1	13.9		1.0
(Favorable) prior year casualty reserve development	(16.0)	(3.1)		(18.0)	(3.7)		0.6
Total	75.5	14.7		71.2	14.8		(0.1)

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$52.1	3.4	pts	$52.0	3.7	pts	(0.3)	pts
Non-catastrophe property loss and loss expenses	213.8	14.1		208.3	14.6		(0.5)
(Favorable) prior year casualty reserve development	(43.0)	(2.8)		(36.0)	(2.5)		(0.3)
Total	222.9	14.7		224.3	15.8		(1.1)

In addition to the items described above, during the quarter there was a 1.1-point improvement in current year loss costs. This improvement reflects the impact of elevated frequencies we experienced during Third Quarter 2018 related to the then current accident year.

For additional information regarding favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for Third Quarter and Nine Months 2019 and Third Quarter and Nine Months 2018" section above and the line of business discussions below.

There was a 1.5-point increase in the underwriting expense ratio in Third Quarter 2019 compared to Third Quarter 2018, and a 0.6-point increase in the underwriting expense ratio in Nine Months 2019 compared to Nine Months 2018. The primary driver was increased profit-based expenses to our distribution partners and employees of 0.6 points in the quarter and 0.4 points in the year-to-date period.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$172,471	160,105	8%		$536,448	494,984	8%
Direct new business	27,788	26,768	4		92,288	86,210	7
Retention	85%	85	—	pts	83%	84	(1)	pts
Renewal pure price increases	3.3	2.9	0.4		2.7	2.7	—
NPE	$169,084	154,974	9%		$495,402	457,805	8%
Underwriting income	22,399	24,374	(8)		62,232	54,074	15
Combined ratio	86.8%	84.3	2.5	pts	87.4%	88.2%	(0.8)	pts
% of total Standard Commercial Lines NPW	32	32			33	32
The fluctuations in the combined ratios illustrated in the table above included the following:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(3.0)	(1.8)	pts	$(8.0)	(5.2)	pts	3.4	pts

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(10.0)	(2.0)	pts	$(8.0)	(1.7)	pts	(0.3)	pts

The Third Quarter and Nine Months 2019 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2015 through 2017. The Third Quarter and Nine Months 2018 reserve development was primarily attributable to favorable reserve development on loss adjustment expenses in accident years 2014 through 2017.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$150,765	135,579	11%		$453,201	399,506	13%
Direct new business	24,096	23,363	3		80,840	70,668	14
Retention	85%	82	3	pts	82%	83	(1)	pts
Renewal pure price increases	7.5	7.5	—		7.4	7.4	—
NPE	$141,182	124,862	13%		$408,706	365,197	12%
Underwriting loss	(11,398)	(22,785)	50		(28,919)	(46,922)	38
Combined ratio	108.1%	118.2	(10.1)	pts	107.1%	112.8	(5.7)	pts
% of total Standard Commercial Lines NPW	28	27			28	26

The increases in NPW shown in the table above reflect renewal pure price increases on this line, coupled with an increase in new business as we continue to write commercial automobile policies as part of our overall customer accounts. The growth in NPW of 13% in Nine Months 2019 compared to Nine Months 2018 reflects an 8% growth in vehicle counts and a 7.4% renewal pure price increase, reflecting our efforts to improve profitability on this line by actively implementing price increases in recent years.

The combined ratio improvements outlined above were driven by the following:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$26.5	18.8	pts	$21.9	17.6	pts	1.2	pts
Unfavorable prior year casualty reserve development	—	—		10.0	8.0		(8.0)
Catastrophe losses	1.2	0.9		0.4	0.3		0.6
Total	27.7	19.7		32.3	25.9		(6.2)

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$75.5	18.5	pts	$65.6	18.0	pts	0.5	pts
Unfavorable prior year casualty reserve development	—	—		25.0	6.8		(6.8)
Catastrophe losses	2.3	0.6		1.9	0.5		0.1
Total	77.8	19.1		92.5	25.3		(6.2)

Our commercial automobile line of business has not experienced prior year casualty reserve development in 2019. The unfavorable development in Third Quarter 2018 and Nine Months 2018 was primarily due to higher claim frequencies, and to some extent severities, in accident years 2015 through 2017.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than target levels. To address profitability in this line, we have been actively implementing price increases, which averaged 7.4% for Nine Months 2019. In addition to price increases, we have also been actively managing our new and renewal business, which we expect will have a positive impact on profitability through business mix improvement. Over the longer term, we expect accounts that adopt our recently introduced Selective® Drive program will have greater insight to their commercial auto risks and have the potential to reduce their loss experience.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$71,534	77,827	(8)%		$238,037	248,728	(4)%
Direct new business	12,025	12,582	(4)		46,765	46,000	2
Retention	84%	84	—	pts	83%	84	(1)	pts
Renewal pure price (decreases) increases	(2.7)	—	(2.7)		(2.8)	0.1	(2.9)
NPE	$75,478	78,784	(4)%		$232,657	237,628	(2)%
Underwriting income	17,333	23,380	(26)		42,566	61,601	(31)
Combined ratio	77.0%	70.3	6.7	pts	81.7%	74.1	7.6	pts
% of total Standard Commercial Lines NPW	13	16			15	16

The increases in the combined ratio in Third Quarter and Nine Months 2019 compared to the same prior year periods were driven by less favorable prior year casualty reserve development, as follows:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(13.0)	(17.2)	pts	$(20.0)	(25.4)	pts	8.2	pts

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(33.0)	(14.2)	pts	$(53.0)	(22.3)	pts	8.1	pts

The development in both Third Quarter and Nine Months 2019 was primarily due to lower severities in accident years 2017 and prior, and the development in both Third Quarter and Nine Months 2018 was primarily due to lower severities in accident years 2016 and prior.

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

Commercial Property
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
NPW	$97,393	89,737	9%		$284,861	263,318	8%
Direct new business	22,527	18,073	25		64,960	57,485	13
Retention	83%	83	—	pts	82%	82	—	pts
Renewal pure price increases	2.8	3.3	(0.5)		3.3	3.1	0.2
NPE	$89,215	83,056	7%		$262,418	245,544	7%
Underwriting (loss) income	(409)	(6,768)	(94)		2,866	(9,266)	131
Combined ratio	100.5%	108.1	(7.6)	pts	98.9%	103.8	(4.9)	pts
% of total Standard Commercial Lines NPW	18	18			17	17

The decrease in the combined ratio in Third Quarter 2019 compared to Third Quarter 2018, and the decrease in the combined ratio in Nine Months 2019 compared to Nine Months 2018, were driven by the following:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$12.4	13.9	pts	$20.1	24.2	pts	(10.3)	pts
Non-catastrophe property loss and loss expenses	41.5	46.5		38.1	45.9		0.6
Total	53.9	60.4		58.2	70.1		(9.7)

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$43.6	16.6	pts	$42.6	17.4	pts	(0.8)	pts
Non-catastrophe property loss and loss expenses	114.6	43.7		118.7	48.3		(4.6)
Total	158.2	60.3		161.3	65.7		(5.4)

Lower catastrophe losses in Third Quarter 2019 compared to Third Quarter 2018 was driven by the impact of Hurricane Florence in September 2018. On a year-to-date basis, non-catastrophe property loss and loss expenses were lower in Nine Month 2019 compared to Nine Months 2018, as non-catastrophe property loss and loss expenses in the first quarter of 2018 were elevated by a January deep freeze in our footprint states and an increase in the number of severe fire losses.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$81,639	84,735	(4)%		$233,717	236,530	(1)%
NPE	76,738	77,157	(1)		231,158	227,090	2
Less:
Loss and loss expense incurred	54,843	52,631	4		158,467	157,330	1
Net underwriting expenses incurred	22,526	21,368	5		65,617	63,303	4
Underwriting (loss) income	$(631)	3,158	(120)%		$7,074	6,457	10%
Combined Ratios:
Loss and loss expense ratio	71.4%	68.2	3.2	pts	68.5%	69.3	(0.8)	pts
Underwriting expense ratio	29.4	27.7	1.7		28.4	27.9	0.5
Combined ratio	100.8	95.9	4.9		96.9	97.2	(0.3)

NPW was down in both Third Quarter and Nine Months 2019 compared to the same prior year periods, reflecting the impact of a decrease in direct new business as a result of a competitive marketplace. Retention has decreased in both Third Quarter and Nine Months 2019 compared to the same periods last year, as we continue to achieve renewal pure price increases on our personal automobile line of business in excess of loss trends, while the industry has seen a softening in rate activity.  Additionally, the deteriorating competitive position on our automobile business has led to lower new homeowners business, as we typically write policies at the account level, which include both automobile and homeowners coverage.

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$10.2	13.1	(22)%		$31.1	40.8	(24)%
Retention	83%	85	(2)	pts	83%	85	(2)	pts
Renewal pure price increases	5.0	3.8	1.2		5.3	3.6	1.7

The loss and loss expense ratio increased 3.2 points in Third Quarter 2019 compared to Third Quarter 2018, and decreased 0.8 points in Nine Months 2019 compared to Nine Months 2018. The drivers of these fluctuations are as follows:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$25.2	32.8	pts	$28.2	36.5	pts	(3.7)	pts
Catastrophe losses	7.9	10.3		5.4	7.1		3.2
Unfavorable prior year development	2.0	2.6		—	—		2.6
Flood claims handling fees	(1.1)	(1.4)		(2.1)	(2.7)		1.3
Total	34.0	44.3		31.5	40.9		3.4

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$78.7	34.1	pts	$80.4	35.4	pts	(1.3)	pts
Catastrophe losses	18.1	7.8		18.1	8.0		(0.2)
Unfavorable prior year casualty reserve development	2.0	0.9		—	—		0.9
Flood claims handling fees	(2.7)	(1.2)		(3.6)	(1.6)		0.4
Total	96.1	41.6		94.9	41.8		(0.2)

The underwriting expense ratio increased 1.7 points in the Third Quarter 2019 compared to Third Quarter 2018, and 0.5 points in Nine Months 2019 compared to Nine Months 2018. The primary drivers of these changes were increased profit-based expenses to our distribution partners and employees.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Insurance Segments Results:
NPW	$62,368	64,621	(3)%		$180,572	168,628	7%
NPE	61,721	56,064	10		178,660	161,419	11
Less:
Loss and loss expense incurred	39,794	35,458	12		111,772	114,588	(2)
Net underwriting expenses incurred	20,011	17,100	17		57,449	51,679	11
Underwriting income (loss)	$1,916	3,506	(45)%		$9,439	(4,848)	295%
Combined Ratios:
Loss and loss expense ratio	64.5%	63.2	1.3	pts	62.5%	71.0	(8.5)	pts
Underwriting expense ratio	32.4	30.5	1.9		32.2	32.0	0.2
Combined ratio	96.9	93.7	3.2		94.7	103.0	(8.3)
NPW decreased 3% in Third Quarter 2019 and increased 7% in Nine Months 2019 compared to the respective prior year periods. Over the past two-year period, we have taken steps to exit certain underperforming classes of E&S business, while entering into new distribution relationships. The premium growth on a year-to-date basis continues to reflect the impact of one particularly large relationship that we reestablished in the second quarter of 2018. We do not anticipate the same level of year-over-year growth going forward from this relationship, as it has now been in place for a full year, which is in part the reason for the decline during the quarter compared to the same period last year.

Quantitative information on the premium in this segment is as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2019	2018			2019	2018
Direct new business	$23.1	32.2	(28)%		$73.8	70.8	4%
Renewal pure price increases[1]	3.7%	4.9	(1.2)	pts	4.4%	5.3	(0.9)	pts
1E&S casualty renewal price increases were 3.0% for Third Quarter 2019, compared to 5.2% for Third Quarter 2018, and 4.0% for Nine Months 2019, compared to 6.2% for Nine Months 2018.

The combined ratio increased 3.2 points in Third Quarter 2019 compared to Third Quarter 2018, and improved 8.3 points in Nine Months 2019 compared to Nine Months 2018, primarily due to the items outlined in the tables and commentary below:

	Third Quarter 2019			Third Quarter 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	—	—	pts	6.0	10.7	pts	(10.7)	pts
Non-catastrophe property loss and loss expenses	7.0	11.4		5.6	10.0		1.4
Catastrophe losses	1.5	2.4		0.6	1.0		1.4
Total	8.5	13.8		12.2	21.7		(7.9)

	Nine Months 2019			Nine Months 2018
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Unfavorable prior year casualty reserve development	$—	—	pts	$12.0	7.4	pts	(7.4)	pts
Non-catastrophe property loss and loss expenses	17.1	9.6		22.2	13.7		(4.1)
Catastrophe losses	4.3	2.4		2.7	1.7		0.7
Total	21.4	12.0		36.9	22.8		(10.8)

The improvement in prior year casualty reserve development of 10.7 points in Third Quarter 2019 compared to Third Quarter 2018 was partially offset by current year loss costs that were 8.6 points higher in Third Quarter 2019 compared to Third Quarter 2018. These variances were driven by adjustments made during 2018 as a result of the normal reserve review process, which indicated unfavorable development in older years, while showing improvements in the then current year-to-date period, largely due to our pricing and underwriting actions.

The underwriting expense ratio increased 1.9 points in Third Quarter 2019 compared to Third Quarter 2018, primarily driven by an increase in profit-based compensation to our distribution partners.

While the relatively small size of this segment can lead to some volatility in results from quarter to quarter, on a longer-term basis, improved underwriting, pricing, and claims outcomes have us on track to achieve our risk-adjusted profitability target for this segment by the end of 2020.

Reinsurance
We have successfully completed the renewals of our July 1, 2019 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. These treaties were renewed with principally the same structure as the expiring treaties, with an underwriting year ceded premium increase estimated at $10 million, or 14%, which reflects an increase in our estimated subject matter premium and a risk-adjusted price increase for our property treaty,driven by heavy loss activity from the 2018 underwriting year and the pricing environment in the property per-risk reinsurance marketplace.

Details of the treaties are as follows:

Property Excess of Loss
Our property excess of loss treaty ("Property Treaty") provides protection against large individual property losses with $58.0 million of coverage in excess of a $2.0 million retention:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit, for the $30.0 million in excess of $10.0 million second layer, is $120.0 million.

•	A third layer has a limit of $20.0 million in excess of $40.0 million, with an annual aggregate limit of approximately $75.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses, and includes non-NBCR losses from terrorism.

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

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio as of September 30, 2019 was 3.4 years, compared to the Insurance Subsidiaries’ liability duration as of December 31, 2018 of approximately 3.6 years. The effective duration of the fixed income securities portfolio is monitored and managed to maximize yield, while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, credit quality, and maturities that affords us ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and net investment income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets
($ in thousands)	September 30, 2019	December 31, 2018	Change
Total invested assets	$6,551,739	5,960,651	10%
Invested assets per dollar of stockholders' equity	3.07	3.33	(8)
Unrealized gain – before tax[1]	225,100	11,916	1,789
Unrealized gain – after tax[1]	177,829	9,414	1,789
1Includes unrealized gains on fixed income and equity securities.

The increase in invested assets at September 30, 2019, compared to December 31, 2018, was driven by: (i) operating cash flow generated in Nine Months 2019 of $316 million; (ii) pre-tax net unrealized gains in our fixed income and equity securities portfolios of $213 million, due to a reduction in interest rates and tightening corporate credit spreads; and (iii) net proceeds of $106 million from the issuance of our 5.375% Senior Notes. For additional information regarding these debt transactions, see Note 5. "Indebtedness" in Item 1. "Financial Statements" of this Form 10-Q.

At September 30, 2019, our fixed income securities and short-term investment portfolios represented 96% of our invested assets, compared to 95% at December 31, 2018. These portfolios had a weighted average credit rating of “ AA- ,” as of both September 30, 2019 and December 31, 2018, with 97% and 98% of the securities in the portfolio being investment grade quality, respectively. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2018.

For details regarding the credit quality of our portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2018 Annual Report.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2019	2018			2019	2018
Fixed income securities	$50,749	45,088	13%		150,689	130,903	15%
Equity securities	1,885	2,079	(9)		5,265	5,876	(10)
Short-term investments	1,410	867	63		5,213	2,001	161
Other investments	5,267	7,211	(27)		13,421	10,868	23
Investment expenses	(3,485)	(2,802)	(24)		(9,639)	(8,421)	(14)
Net investment income earned – before tax	55,826	52,443	6		164,949	141,227	17
Net investment income tax expense	(10,452)	(9,568)	(9)		(30,630)	(24,973)	(23)
Net investment income earned – after tax	$45,374	42,875	6		134,319	116,254	16
Effective tax rate	18.7%	18.2	0.5	pts	18.6	17.7	0.9	pts
Annualized after-tax yield on fixed income securities	2.8	2.8	—		2.9	2.8	0.1
Annualized after-tax yield on investment portfolio	2.8	3.0	(0.2)		2.9	2.7	0.2

The increase in pre-tax net investment income in Third Quarter and Nine Months 2019, compared to the same periods last year, was primarily driven by: (i) cash flow from operations that was 22% of NPW in the quarter and 15% of NPW in the year-to-date period; and (ii) $106 million of net proceeds from our 5.375% Senior Notes issuance earlier in 2019, which were invested in fixed income securities. Additionally, Nine Months 2019 included alternative investment returns that were $2.4 million higher than the comparable prior year period.

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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2019	2018	2019	2018
Net realized gains (losses) on disposals, excluding OTTI	$20,425	(751)	26,752	4,034
Unrealized (losses) recognized in income on equity securities	(20,317)	(2,610)	(8,091)	(15,563)
OTTI charges	(2,291)	(1,426)	(3,366)	(5,459)
Total net realized and unrealized (losses) gains	$(2,183)	(4,787)	15,295	(16,988)

The $2.6 million improvement in net realized and unrealized losses in Third Quarter 2019 compared to Third Quarter 2018 was primarily driven by an $8.3 million reduction in realized losses on our fixed income securities portfolio reflecting less opportunistic sales, partially offset by a decrease of $4.8 million in unrealized gains due to market value increases on our equity securities that were less in Third Quarter 2019 compared to Third Quarter 2018.

The significant drivers of the $32.3 million improvement in net realized and unrealized gains in Nine Months 2019 compared to net realized and unrealized losses in Nine Months 2018 were: (i) a $16.0 million reduction in realized losses on our fixed income securities portfolio driven by less opportunistic sales; and (ii) an increase of $14.2 million in unrealized gains due to more significant market value increases on our equity securities portfolio in Nine Months 2019 compared to Nine Months 2018.

In addition to the activity above, during Third Quarter 2019, we sold a significant portion of our public equity securities, realizing net gains of $21.6 million on the securities sold. These realized gains were substantially offset in the quarter by the reversal of previously-recorded unrealized gains related to the securities sold, which accounted for $21.4 million of the $20.3 million reduction in the table above.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2019	2018	2019	2018
Federal income tax expense	$15.0	11.7	45.3	26.4
Effective tax rate	21.1%	17.4	19.3	16.5

The effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by the disallowance of certain executive compensation. The increase in the effective tax rate in Third Quarter and Nine Months 2019, compared to Third Quarter and Nine Months 2018, reflects a greater pre-tax income contribution from our insurance operations compared to the relative contribution of tax-advantaged income this year compared to last.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our cash, excluding restricted cash, and short-term investment position of $327 million at September 30, 2019 was comprised of $34 million at the Parent and $293 million at the Insurance Subsidiaries. Short-term investments are generally maintained in "AAA" rated money market funds approved by the National Association of Insurance Commissioners. The Parent maintains a fixed income security investment portfolio containing high-quality, highly-liquid government and corporate fixed income securities. This portfolio amounted to $224 million at September 30, 2019 and $110 million at December 31, 2018. The Parent had a total of $267 million of cash and liquid investments at September 30, 2019, compared to $146 million at December 31, 2018, with the increase driven by our capital market activities discussed below. The level of cash and invested assets may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, and other liquidity needs of the Parent. Our target is to maintain the cash and liquidity at the Parent to two times its expected annual needs, which is currently estimated at $160 million.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries may pay $110 million in total dividends to the Parent in 2019, a $10 million increase from $100 million paid in 2018, of which $83 million was paid during Nine Months 2019. As of December 31, 2018, our allowable ordinary maximum dividend was $210 million for 2019.

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
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before losses are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flows for claims payments in the ordinary course of business. The effective duration of the fixed income securities portfolio was 3.4 years as of September 30, 2019, while the liabilities of the Insurance Subsidiaries had a duration as of December 31, 2018 of 3.6 years. As protection for the capital resources of the Insurance Subsidiaries, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur during the year.

Line of Credit
The Parent's line of credit with Wells Fargo Bank, National Association, as administrative agent, and Branch Banking and Trust Company (BB&T) (referred to as our "Line of Credit"), was renewed effective December 1, 2015 with a borrowing capacity of $30 million, which can be increased to $50 million with the approval of both lending partners. This Line of Credit expires on December 1, 2020 and has an interest rate that varies and is based on, among other factors, the Parent's debt ratings. There were no balances outstanding under the Line of Credit at September 30, 2019 or at any time during 2019.

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2018 Annual Report. We continue to meet all covenants under our Line of Credit agreement as of September 30, 2019.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. We have a remaining capacity of $289.4 million for Federal Home Loan Bank borrowings, with a $12.9 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
During Nine Months 2019, SICA borrowed the following from FHLBNY:

•	$50 million in the first quarter of 2019, which was repaid on March 28, 2019.

•	$15 million in Third Quarter 2019, which was repaid on August 12, 2019.
For further information regarding this borrowing, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $41.3 million as of September 30, 2019, compared to $45.0 million as of December 31, 2018. The remaining capacity under these intercompany loan agreements was $80.0 million as of September 30, 2019, compared to $76.2 million as of December 31, 2018. Despite not being contractually obligated to do so, the Parent currently plans to repay the remaining outstanding balance over time.

Capital Market Activities
In the first quarter of 2019, the Parent issued $300 million of 5.375% Senior Notes at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The Parent used a portion of the proceeds to fully redeem the then outstanding $185 million aggregate principal amount of its 5.875% Senior Notes, with the remaining $106 million being used for general corporate purposes. For additional information on these transactions, refer to Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q. The Parent had no private or public issuances of stock during Nine Months 2019.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On October 30, 2019, our Board of Directors declared, for stockholders of record as of November 15, 2019, a $0.23 per share dividend to be paid on December 2, 2019. This is a 15% increase compared to the dividend declared on July 31, 2019.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2019, we had GAAP stockholders' equity of $2.1 billion and statutory surplus of $1.9 billion. With total debt of $550.7 million, our debt-to-capital ratio was 20.5% at September 30, 2019.

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

Book value per share increased to $35.98 as of September 30, 2019, from $30.40 as of December 31, 2018, driven by $3.16 in net income per share and $2.94 in unrealized gains on our fixed income securities portfolio, partially offset by $0.60 in dividends to our shareholders.

Ratings
We are rated by major rating agencies that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best Company ("A.M. Best"). We have been rated “A” or higher by A.M. Best for the past 89 years. A downgrade from A.M. Best to a rating below “A-” is an event of default under our Line of Credit and could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating.

On October 31, 2019, A.M. Best reaffirmed our "A" rating and upgraded our outlook to "positive" from "stable." In taking this action, A.M. Best cited our strong balance sheet strength, favorable business profile, and appropriate enterprise risk management. In addition, the positive outlook reflects A.M. Best's view of our improved profitability over the past five years on an absolute basis and relative to our peers.

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

In the second quarter of 2019, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong capitalization and financial performance, with stable underwriting results and return metrics that have remained favorable compared to our peers.

In Third Quarter 2019, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this action, S&P cited our strong capital adequacy and strong operating performance, driven by sound underwriting and steady pure renewal price increases.

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

Off-Balance Sheet Arrangements
At September 30, 2019 and December 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with: (i) loss and loss expense reserves; and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2018. The following table provides future cash payments on our notes payable as of September 30, 2019, giving consideration to the $300 million 5.375% Senior Notes issuance and the redemption of our $185 million 5.875% Senior Notes in the first quarter of 2019, the details of which are contained in Note 5. "Indebtedness" in Item 1. "Financial Statements." in this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$560.0	—	50.0	—	510.0
Interest on debt obligations	657.3	29.1	57.3	56.6	514.3
Total	$1,217.3	29.1	107.3	56.6	1,024.3

As of September 30, 2019, we had contractual obligations that expire at various dates through 2036 that may require us to invest up to $229.9 million in alternative investments. There is no certainty that any such additional investment will be required. Additionally, as of September 30, 2019, we had the following contractual obligations: (i) $6.7 million to further invest in non-publicly traded common stock within our equity portfolio that expire through 2023; and (ii) $31.9 million to further invest in non-publicly traded collateralized loan obligations in our fixed income securities portfolio that expire through 2030. We expect to have the capacity to repay and/or refinance these obligations as they come due.

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

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
In the ordinary course of conducting business, we can be named as defendants in various legal actions. Most are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; or (ii) insurers defending first-party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss expense reserves. In ordinary course claims litigation, we expect that any potential ultimate liability, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some of which assert claims for substantial amounts. Plaintiffs may style these actions as putative class actions and seek judicial certification of a state or national class for allegations such as improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these allegations and we account for such activity through the establishment of unpaid loss and loss expense reserves. In these other legal actions, we expect that any potential ultimate liability, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, litigation outcomes are inherently unpredictable and, because the amounts sought in certain of these actions are large or indeterminate, it is possible that any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

As of September 30, 2019, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
We are the fifth largest insurance group in the WYO arrangement of the NFIP, which is managed by the Mitigation Division of the Federal Emergency Management Agency ("FEMA") in the U.S. Department of Homeland Security.  Under the arrangement, we receive an expense allowance for policies written and a servicing fee for claims administered, and all losses are 100% reinsured by the Federal Government.  Effective October 1, 2019, the underwriting expense allowance increased to 30.1%, from 30.0%, of direct premium written. The claim servicing fee remains the combination of 0.9% of direct premium written and 1.5% of incurred losses.

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

During Third Quarter 2019, the NFIP's authorization was extended until November 21, 2019, as a short-term solution while Congress continues to debate a more comprehensive proposal. There continues to be significant public policy and political debate in Congress about an extension of the NFIP, appropriate compensation for the WYO carriers, and solutions for flood risk throughout the country. Legislation introduced in Congress, if enacted, could greatly reduce the compensation WYO carriers receive under the NFIP. FEMA can act on its own to revise the arrangement, and did so in October 2019 by increasing the WYO’s underwriting expense allowance by 0.1 points, to 30.1%, from 30.0% .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding our purchases of our common stock in Third Quarter 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2019	179	$77.50	—	—
August 1 - 31, 2019	540	80.59	—	—
September 1 - 30, 2019	16,537	78.52	—	—
Total	17,256	$78.57	—	—

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
* 101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 31, 2019	By: /s/ Gregory E. Murphy
Gregory E. Murphy
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	October 31, 2019	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)