Form 10-K
period 2019-12-31
SELECTIVE INSURANCE GROUP INC
filed 2020-02-12
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $4,357,013,702 on June 30, 2019. As of February 6, 2020, the registrant had outstanding 59,670,192 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on April 29, 2020 are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (“Parent”) is a New Jersey holding company incorporated in 1977. Our main office is located in Branchville, New Jersey. The Parent’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “SIGI.” The Parent has ten insurance subsidiaries, nine of which are licensed by various state departments of insurance to write specific lines of property and casualty insurance business as admitted insurance carriers in, what is referred to as, the standard marketplace. The remaining subsidiary is authorized by various state insurance departments to write property and casualty insurance in the excess and surplus ("E&S") lines market as a non-admitted insurance carrier. Our ten insurance subsidiaries are collectively referred to as the “Insurance Subsidiaries.” The Parent and its subsidiaries are collectively referred to as "we," “us,” or “our” in this document.

In 2019, we were ranked as the 41st largest property and casualty group in the United States ("U.S."), based on 2018 net premiums written (“NPW”), in A.M. Best Company’s (“A.M. Best”) annual list of “Top 200 U.S. Property/Casualty Writers.”

The property and casualty insurance market is highly competitive, with fragmented market share, particularly in standard commercial lines, and operates through three main distribution methods: (i) sales through independent insurance agents; (ii) direct sales to personal and commercial customers; and (iii) sales through captive insurance agents that are contracted to work exclusively with one insurance company. In this highly competitive and regulated industry, we acquire new business exclusively through independent insurance agents and have several strategic advantages as follows:

(i) A franchise value distribution model in which we limit our insurance agency appointments to a small population of best-in-class partners in exchange for a commitment to receive a higher share of their premium writings;

(ii) A unique field model in which our underwriting, claims, and safety management personnel are located in the geographic territories they serve. This field model is enhanced by sophisticated tools and technologies to inform underwriting, pricing, and claims decisions; and

(iii) A commitment to deliver a superior omni-channel customer experience by providing customers with multiple channels from which they can choose to service their accounts.

Our independent distribution partners contemplate financial strength ratings when recommending insurance carriers to customers, just as our customers contemplate these ratings in their purchasing decisions. Distribution partners generally recommend higher rated carriers to limit their liability for error and omission claims. Customers often have minimum insurer rating requirements in loans, mortgages, and other agreements securing real and personal property.

We are rated by nationally recognized statistical rating organizations ("NRSROs") that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our rating from A.M. Best. A downgrade from A.M. Best to a rating below “A-” could affect our ability to write new business with customers and/or distribution partners, some of whom are required (under various third-party agreements) to maintain insurance with a carrier that maintains a specified A.M. Best minimum rating. In the fourth quarter of 2019, A.M. Best reaffirmed our rating of "A (Excellent)," their third highest of 13 financial strength ratings, and upgraded our outlook to "positive" from "stable." The rating reflects A.M. Best's view on our strong balance sheet, sustained profitability, favorable business profile, and appropriate enterprise risk management. In addition, the positive outlook reflects A.M. Best's view of our improved profitability over the past five years on an absolute basis and relative to our peers. We have been rated "A" or higher by A.M. Best for the past 89 years.

Our Insurance Subsidiaries’ ratings by NRSRO are as follows:

NRSRO	Financial Strength Rating	Outlook
A.M. Best	A	Positive
Standard & Poor’s Global Ratings (“S&P”)	A	Stable
Moody’s Investors Services (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

These NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
A.M. Best	bbb+	Positive
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.

We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

Segments

We classify our business into four reportable segments:

•
Standard Commercial Lines, which is comprised of property and casualty insurance products and services provided in the standard marketplace to commercial enterprises; typically businesses, non-profit organizations, and local government agencies. This business represented approximately 80% of our total insurance operations’ NPW in 2019, 2018, and 2017, and is primarily sold in 27 states and the District of Columbia. The average premium per policyholder in 2019 is approximately $12,000.

•
Standard Personal Lines, which is comprised of property and casualty insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represented approximately 11% of our total insurance operations’ NPW in 2019, 2018, and 2017, and is sold in 15 states. The average premium per policyholder in 2019 is approximately $2,000. Standard Personal Lines includes flood insurance coverage sold through the National Flood Insurance Program ("NFIP"). Based on 2018 direct premiums written ("DPW") as reported in the S&P Market Intelligence platform, we are the fifth largest writer of this coverage through the NFIP. We write flood business in all 50 states and the District of Columbia.

•
E&S Lines, which is comprised of property and casualty insurance products and services provided to customers who are unable to obtain coverage in the standard marketplace. We currently only write commercial lines E&S coverages. This business represented approximately 9% of our total insurance operations’ NPW in 2019, 2018, and 2017, and is sold in all 50 states and the District of Columbia. The average premium per policyholder in 2019 is approximately $3,000.

•	Investments, which invests the premiums collected by our insurance operations and amounts generated through our capital management strategies, which include the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•
Underwriting income/loss from our insurance operations. Underwriting income/loss is comprised of revenues, which are the premiums earned on our insurance products and services, less expenses. Gross premiums are DPW plus premiums assumed from other insurers. NPW is equal to gross premiums less premiums ceded to reinsurers. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”).

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

The total of Amortization of deferred policy acquisition costs and Other insurance expenses, offset by Other income on our Consolidated Statements of Income, represents total underwriting expenses. Other income primarily includes installment fees, which are fees charged to customers paying their premiums on an installment basis.

•
Net investment income from the investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of (i) interest earned on fixed income investments and preferred stocks, (ii) dividends earned on equity securities, and (iii) other income primarily generated from our alternative investment portfolio.

•
Net realized and unrealized gains and losses on investment securities from the investments segment. Realized gains and losses from the investment portfolios of the Insurance Subsidiaries and the Parent are typically the result of sales, calls, and redemptions. They also include write downs from other-than-temporary impairments (“OTTI”) and net unrealized gains and losses on public equities.

Our income or loss is partially offset by (i) expenses of the Parent that include long-term incentive compensation to employees, interest on our debt obligations, and other general corporate expenses, and (ii) federal income taxes.

We use the combined ratio as the key measure in assessing the performance of our insurance operations. The combined ratio is calculated by adding (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit and a combined ratio over 100% indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or Parent company income or expense. The loss and loss expense ratio is typically the largest contributor to our combined ratio and key drivers of this ratio include the amount of catastrophe and non-catastrophe property loss and loss expenses incurred, as well as the impact of prior year casualty reserve development. The impact of these amounts on both the combined ratio and the loss and loss expense ratio is calculated by dividing the related incurred loss and loss expense amounts by net premiums earned during the period.

We principally use after-tax net investment income as the key measure in assessing the financial performance of our investments segment. We also assess the performance of our investments segment based on total return, which we calculate by adding after-tax net realized and unrealized gains or losses from our investments segment to after-tax net investment income. Our investment philosophy includes setting certain risk and return objectives for the fixed income, equity, and other investment portfolios. We generally review our performance by comparing our returns for each of these components of our portfolio to a weighted-average benchmark of comparable indices.

We also use return on equity ("ROE") and non-generally accepted accounting principles operating ROE ("non-GAAP operating ROE") as important measures of our overall financial performance. ROE is a measurement of profitability that is calculated by dividing net income by average stockholders' equity during the period. Non-GAAP operating ROE is similar to ROE, except that instead of net income, non-GAAP operating income is used in the calculation. Non-GAAP operating income differs from net income by the exclusion of: (i) after-tax net realized and unrealized gains and losses on investments; and (ii) after-tax debt retirement costs. We evaluate our segments, in part, based on their contribution to this company metric. For 2020, we have established a non-GAAP operating ROE target of 11% based on (i) our current estimated weighted average cost of capital, (ii) the current interest rate environment, and (iii) property and casualty insurance market conditions. For further details regarding our 2019 performance as it relates to return on equity, refer to "Financial Highlights of Results for Years Ended December 31, 2019, 2018, and 2017" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.
In addition to measuring and monitoring our results by segment using combined ratio and non-GAAP operating ROE metrics, we also monitor key operating leverage metrics, such as NPW to surplus and invested assets per dollar of stockholders’ equity.
Our strategy incorporates maintaining a higher than average operating leverage ratio, defined as the NPW to policyholders' surplus ratio, for our collective insurance segments of between 1.4 - 1.6x, compared to the U.S. standard commercial and personal lines industry average of approximately 0.7x. We offset this risk with specific actions to reduce volatility in our underwriting results by:

i.
writing more small-to-medium size accounts within our Standard Commercial Lines segment, that have an average premium per policyholder size of approximately $12,000, with about 87% of our casualty lines business within this segment, having limits of $1 million or less. This excludes policies written in our workers compensation line of business, which do not have statutory policy limits;

ii.	maintaining disciplined planning and reserving practices, including ground-up reserve reviews for principally all lines of business quarterly; and

iii.
purchasing significant levels of reinsurance protection, including a property catastrophe reinsurance program that limits the net after-tax impact of a 1 in 250 year catastrophe to 5% of our U.S. generally accepted accounting principles ("GAAP") equity and property and casualty excess of loss reinsurance agreements that limit the impact of individual property and casualty claims to $2 million per risk and per occurrence, respectively.

For additional information regarding our reinsurance protection, refer to "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We also maintain higher than average investment leverage than the industry, measured as our invested assets per dollar of stockholders’ equity of $3.05 compared to the U.S. commercial and personal lines average invested assets to surplus of $2.08. As a result of this higher than average ratio compared to industry peers, we have adopted a conservative investment management philosophy with fixed income securities (excluding our high yield fixed income securities) representing more than 91% of our invested assets. These fixed income securities have a weighted average credit rating of "AA-" and an effective duration, including short-term investments, of 3.6 years. For additional information regarding the design and credit quality characteristics of our investment segment, refer to "Credit Risk" in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Insurance Operations

Overview
We derive all of our insurance operations revenue from selling insurance policies to businesses and individuals in return for insurance premiums. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical estimates and represent the ultimate amounts we will need to pay in the future for claims and related expenses for insured losses that have not yet been settled and for unreported insurance claims. Estimating reserves as of any given date requires the application of estimation techniques, involves a considerable degree of judgment, and is an inherently uncertain process. We regularly review the overall adequacy of our reserves through both internal and external actuarial reserve analyses. For a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

As part of our risk management efforts associated with the sale of our products and services, we use reinsurance to protect our capital resources and insure us against losses on the risks we underwrite. We enter into reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers. In addition, to protect our Insurance Subsidiaries, we maintain an internal reinsurance pooling agreement in which each company shares in premiums and losses based on certain specified percentages. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Operations Products and Services
The types of insurance we sell in our insurance operations fall into two broad categories:

•
Property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property. Property claims are generally reported and settled in a relatively short period of time.

•
Casualty insurance, which generally covers the financial consequences of: (i) employee injuries in the course of employment; (ii) bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities; and (iii) the obligation to defend our insured(s). Casualty claims may take several years, and for some casualty claims even several decades, to be reported and settled.

Our insurance premiums originate primarily from underwriting traditional property and casualty insurance policies. The following table shows the principal types of policies we write:

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

Product Development and Pricing
Our insurance policies are contracts with our insureds that specify the coverage amounts we will pay on a covered loss. We develop our coverages by (i) adopting forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our own coverage forms, or (iii) modifying third-party forms.

As our policies provide coverage for future events, we do not know the actual policy loss costs at the time we underwrite and issue it. Determining the prices to charge for our coverages involves consideration of many variables. In certain cases, we adopt rating structures and loss costs filed by statistical rating agencies, such as ISO and NCCI. We supplement these with detailed analyses of our own historical statistical data, factoring in loss trends and other expected impacts. To develop our total rates, we add our own expense and profit provisions to these expected loss costs. In other cases, we develop rating structures and rates based on a combination of our own experience and aggregated market information. Generally, we prefer to rely on our own experience when we deem it statistically credible.

To supplement our rating structures, we have developed predictive models for many of our Standard Commercial and Standard Personal Lines. Predictive models analyze historical statistical data about our customers and their loss experience, and additional risk characteristics that drive loss experience. We use the output of these models to group our policies, or potential policies, based on their expected loss potential. In other cases, we use these models to develop factors in our rating plan. The predictive capabilities of these models are limited by the amount and quality of available statistical data, so we may supplement them with other aggregated market information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	41%	General contractors and trade contractors
Mercantile and Services	25%	Focuses on retail, office, service businesses, restaurants, golf courses, and hotels
Community and Public Services	17%	Focuses on public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	16%	Includes manufacturers, wholesalers, and distributors
Bonds	1%	Includes fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Lines customers or our E&S Lines customers by SBU. No one customer accounts for 10% or more of our insurance operations in the aggregate.

We manage volatility in our underwriting results, in part, by writing a book of business that predominantly includes a smaller limit profile than the industry as a whole. The table below illustrates the percentage of accounts with total insured value and exposure limits at and below $1 million for property and casualty insurance accounts, respectively:

	Property	Casualty
Standard Commercial Lines	79%	87%[1]
Standard Personal Lines	85%	98%
E&S Lines	97%	98%
1Standard Commercial Lines excludes policies written in our workers compensation line of business, which do not have statutory policy limits.

We also purchase significant levels of reinsurance protection, with participating reinsurers that have an average credit rating of "A" or better, that supports accounts that we write with larger exposure limits by limiting the impact of individual property and casualty losses to $2 million per risk and per occurrence, respectively.

Geographic Markets
We sell our insurance products and services in the following geographic markets:

•	Standard Commercial Lines products and services are primarily sold in 27 states located in the Eastern, Midwestern, and Southwestern regions of the U.S. and the District of Columbia.

•
Standard Personal Lines products and services are sold in 15 states located in the Eastern, Midwestern, and Southwestern regions of the U.S., except for the flood portion of this segment, which is sold in all 50 states and the District of Columbia.

•	E&S Lines products and services are sold in all 50 states and the District of Columbia.

We support geographically diversified business from our corporate headquarters in Branchville, New Jersey, our six regional branches (referred to as our “Regions”), and our underwriting and claims service center in Richmond, Virginia. The table below lists our Regions and their principal office locations:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
Southwest	Scottsdale, Arizona

In addition, our E&S Lines are supported by office locations in Horsham, Pennsylvania and Scottsdale, Arizona.

Distribution Channel
We sell our insurance products and services through the following types of independent distribution partners:

•	Standard Commercial Lines: independent retail agents;

•	Standard Personal Lines: independent retail agents; and

•	E&S Lines: wholesale general agents.

We generally pay our distribution partners commissions calculated as a percentage of DPW, often supplemented by amounts based on profitability or other considerations for business placed with us. We seek to compensate them fairly and consistently with market practices. No one independent distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 34% of our DPW in 2019.

Independent Retail Agents
According to a 2018 study by the Independent Insurance Agents & Brokers of America, independent retail insurance agents and brokers write approximately 84% of standard commercial lines insurance and 35% of standard personal lines insurance in the U.S. We expect that independent retail insurance agents, which comprise the bulk of our independent distribution partners, will remain a significant force in overall insurance industry premium production because: (i) they represent more than one insurance carrier; (ii) agency consolidation has resulted in increased buying power over insurance companies; and (iii) they provide a wider choice of insurance products and risk-based consultation to customers.

We currently have approximately 1,350 distribution partners selling our Standard Commercial Lines business, and 770 of these distribution partners also sell our Standard Personal Lines business. These 1,350 distribution partners sell our products and services through approximately 2,300 office locations. We also have 6,000 office locations selling our flood insurance products.

In our independently administered 2019 survey, we received an overall satisfaction score of 8.8 out of 10 and a net promoter score of 74 from our standard market distribution partners. The net promoter score represents how likely our agents are to recommend us to a future or current customer. A net promoter score can range from as low as –100 (when every customer is a detractor) to as high as 100 (when every customer is a promoter). We believe these scores highlight the professionalism and effectiveness of our employees, and the satisfaction of our independent distribution partners with our products, services, technologies, and customer experience.

Wholesale General Agents
Our distribution partners for our E&S Lines are 90 wholesale general agents with a combined 270 office locations. We have granted limited binding authority to these wholesale general agents for business that meets our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•
Use an empowered field underwriting model to provide our Standard Commercial Lines retail distribution partners with resources within close geographic proximity to their businesses and our mutual customers. For further discussion on this model, see the “Technology and Field Model” section below.

•
Develop close relationships with each distribution partner, particularly their principals and producers, by (i) soliciting their feedback on products and services, (ii) advising them concerning our product developments, and (iii) providing education and development focused on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations.

•
Develop annual goals with each distribution partner, and then carefully monitor these goals regarding (i) types and mix of risks placed with us, (ii) new business and renewal retention expectations, (iii) customer service, (iv) pricing of their in-force book and changes in renewal prices, and (v) profitability of business placed with us.

•
Develop brand recognition with our customers through our marketing efforts to be recognized as a proactive risk manager that provides the unique value-added products and services that customers seek. These unique products and services, along with our proactive communication and focus on a superior customer experience, help position us as a leader in the marketplace.

Technology and Field Model

We continue to evolve our technology and field model with an increasing focus on providing our customers with access to transactional capabilities and account information 24 hours a day, 7 days a week. Customers expect this level of access because of the technological and service experiences they have in retail and other consumer sectors. While many insurers offer such solutions in personal lines, we strive to be a digital and customer experience leader in all three segments of our insurance operations.

As part of our digital strategy, we provide customers with a mobile application and a web-based portal that provides our customers with on-demand self-service access to account information, and the ability to electronically pay their bills and report claims. We also provide value-added services, such as proactive messaging about vehicle and product recalls, adverse weather activity, and claim status updates.

To further advance our initiative to be a leader in digital and customer experience, we recently opened an innovation lab at our corporate headquarters in Branchville, New Jersey, a facility that enables our efforts to identify and deploy improvements to our product, agency and customer experience, and operational efficiency. These efforts position us to offer customers an improved service experience, and better position us to demonstrate our long-term value proposition to our customers and distribution partners. For example, over the past year we introduced Selective® Drive to our customers. Selective® Drive is a commercial vehicle fleet management tool that detects unsafe driving behaviors. In 2019, we were honored with a 2019 Innovation Award from Business Insurance acknowledging our leadership, ingenuity, and inventiveness for this new technology.

Technology
We leverage the use of technology in our business. We have made significant investments in information technology platforms, integrated systems, and Internet-based applications, and have been using predictive models for underwriting in our Standard Commercial Lines for over 15 years.

We make these investments to provide:

•
Our distribution partners with access to accurate business information and the ability to process certain transactions with ease from their locations, seamlessly integrating those transactions into our systems. During 2019, we were recognized as an "All-Star Carrier" by Insurance Business America (IBA) for superior performance in eight key categories, one of which was technology and automation. We were the sole carrier to receive a five-star rating in every category.

•
Our customer service representatives with a customer-centric view of our policyholders, as opposed to a traditional policy-centric view, which helps us to better serve our customers when coupled with providing them 24/7 access to transactional capabilities discussed above.

•
Our underwriters with predictive underwriting and pricing tools to enhance profitability while efficiently growing the business by automating retrieval of relevant public information on existing policyholders and potential customers.

•	Our claims adjusters with predictive tools to indicate when claims are likely to escalate.

We manage our information technology projects through an Enterprise Project Management Office (“EPMO”) governance model. The EPMO is supported by certified project managers who apply methodologies to (i) communicate project management standards, (ii) provide project management training and tools, (iii) manage projects, (iv) review project status, the projected net present value of project benefits, if applicable, and external and internal costs, and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business areas, corporate functions, and information technology, meets regularly to review all major initiatives and receives reports on the status of other projects. We believe the EPMO is an important factor in the success of our technology implementation.

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, information technology, and service providers for supplemental staffing services. Collectively, these providers supply approximately 54% of our skilled technology capacity and are principally based in the U.S., although we do contract with some offshore service providers. We retain management oversight of all projects and ongoing information technology production operations. We believe we would be able to manage an efficient transition to new vendors without significant impact to our operations if we terminated an existing vendor.

Field Model
To support our independent distribution partners, we employ a unique field model for both underwriting and claims, with various employees typically working from home offices near our distribution partners and customers. Our field employees build better and stronger relationships with our independent distribution partners because of their close proximity to them, and the resulting direct interaction with our distribution partners and customers. At December 31, 2019, we had approximately 2,400 employees, of which 650 worked in the field, 930 worked in one of our regional offices, and the remainder worked in our corporate office.

Underwriting Process
Our underwriting process by segment is as follows:

•
Our Standard Commercial Lines corporate underwriting department, led by a Chief Underwriting Officer ("CUO"), establishes and monitors our underwriting guidelines and philosophy for each industry segment and line of business. The CUO delegates and oversees underwriting authority throughout the organization using formal letter of authority grants based on an individual's job grade and expertise by type of industry and line of business. Our corporate underwriting department also works in coordination with our corporate actuaries to determine adequate pricing levels for all of our Standard Commercial Lines products.

Our regional underwriting operations, working under the authority granted by the CUO, handle the majority of individual underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), Small Business Teams, and Large Account Underwriters. Renewal policies are underwritten in one of our Regions by underwriters, and within our underwriting service center ("USC"), who are assigned a specific group of agents. Our AMSs are also responsible for managing the overall growth and profitability of our business with their assigned group of agents.

Our field model provides a wide range of front-line safety management services focused on improving the safety and risk management programs, loss experience, and retention of our Standard Commercial Lines insureds. We have 90 safety management specialists who work in the field supporting our customers, and help us make better underwriting decisions for new and renewal business by understanding our customers' exposures and recommending safety enhancements to reduce the risk from those exposures. Our service mark for these services is “Safety Management: Solutions for a safer workplace”SM. Safety management services we provide include (i) risk evaluation and on-site improvement surveys intended to evaluate potential exposures and provide solutions for mitigation, (ii) Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses, (iii) thermographic infrared surveys aimed at identifying electrical hazards, and (iv) Occupational Safety and Health Administration construction and general industry certification training.

In addition to providing the above, the safety and well-being of our customers is a top priority, and over the past two years, we have embarked on initiatives to proactively service customers through the dissemination of notifications and alerts, to help them identify and mitigate loss occurrence, and provide them with tools and technologies that can reduce losses and improve their safety. Several examples of these notifications and alerts are as follows: (i) we provide vehicle recall notifications to our customers and distribution partners; (ii) we provide weather preparation notifications for large storms or hurricanes, including guides on structural improvements, roof and drainage maintenance, and measures to prevent plumbing from freezing or clogging; and (iii) we provide food and product recall notifications to specific customers with businesses tied to manufacturing, distribution, or food preparation that could impact their business.

•
Our Standard Personal Lines underwriting operations are centralized and highly automated. A significant portion of our new and renewal business is underwritten and priced through an automated template based on a filed class plan. Any underwriting exceptions are approved by our underwriting team under the direction of our CUO for Standard Personal Lines.

•
The wholesale general agents that place our E&S Lines provide front-line underwriting in accordance with our prescribed guidelines. Our underwriters approve accounts written outside of our prescribed guidelines. Our E&S Lines territory managers are focused on the generation of new opportunities to grow our E&S Lines.

The USC assists our independent distribution partners by servicing certain Standard Commercial Lines and Personal Lines accounts. At the USC, all of our employees are licensed agents who respond to customer inquiries about insurance coverage, billing transactions, and other matters. For the convenience of using the USC and our handling of certain transactions, our distribution partners agree to receive a slightly lower than standard commission on the USC-serviced premium. As of December 31, 2019, our USC was servicing NPW of $78.3 million, which represents 3% of our total NPW.

Claims Management
Timely claims processing ensuring that all coverage is provided is one of the most important services we provide to our customers and distribution partners. It is also one of the critical factors in achieving underwriting profitability. We have structured our claims organization to emphasize (i) cost-effective delivery of claims services and control of loss and loss expense, (ii) maintenance of timely and adequate claims reserves, and (iii) claims handling by areas of expertise. In connection with our Standard Commercial Lines and Standard Personal Lines, we achieve better claim outcomes through a field model that locates claim representatives in close proximity to our customers and distribution partners. These field-based adjusters, known as Claims Management Specialists ("CMS"), handle low severity property claims and non-complex liability claims, and manage the overall agency claims relationship.

CMSs are responsible for investigating and resolving the majority of our standard marketplace low severity commercial automobile bodily injury, general liability, and property losses. Property Claims Specialists ("PCSs") handle property claims with severities ranging from $10,000 to $100,000. CMSs and PCSs also form the basis of our catastrophe response team.

Strategically located throughout our footprint, they are able to provide highly responsive customer and distribution partner service to quickly resolve claims within their authority.
We utilize specialized claims handling as follows:

•
Liability claims with high severity or technically complex losses are handled by the Complex Claims and Litigation Unit ("CCU"). The CCU specialists handle losses based on injury type or with expected severities greater than $250,000 in our Standard Commercial Lines and Standard Personal Lines, and severities greater than $100,000 in our E&S Lines.

•
Litigated matters not meeting the CCU criteria are handled within our litigation unit. Teams of litigation adjusters are aligned by jurisdictional knowledge and technical experience, and are supervised by regional litigation managers. These claims are segregated from the CMSs to allow for focused management and application of specific technical expertise.

•
Workers compensation claims handling is centralized in Charlotte, North Carolina. Jurisdictionally trained and aligned medical-only and lost-time adjusters manage non-complex workers compensation claims within our footprint. Claims with high exposure or significant escalation risk are referred to the workers compensation strategic case management unit.

•
Low-severity, high-volume property claims are handled by the claims service center ("CSC"). Certain complex claims that do not involve structural damage (i.e. employee dishonesty and equipment breakdown losses) are handled by a small group of specialists in the CSC.

•	The Large Loss Unit ("LLU") handles complex property claims, typically those in excess of $100,000.

•
We centralize the following claims to align the highest level of expertise: (i) asbestos and environmental claims; (ii) construction defect claims; and (iii) other latent claims, including those related to abuse and molestation.

This structure allows us to provide experienced adjusting to each claim category.

The CSC is co-located with the USC in Richmond, Virginia. The CSC receives first notices of loss from our customers and claimants about Standard Commercial Lines, Standard Personal Lines, and E&S Lines claims and manages routine, non-injury automobile and property claims. The CSC is designed to help (i) reduce the claims settlement time on first- and third-party automobile property damage claims, (ii) increase the use of body shops, glass repair shops, and car rental agencies that have contracted with us at discounted rates and specified service levels, (iii) handle and settle small property claims, and (iv) investigate and negotiate auto liability claims. The CSC, as appropriate, will assign claims to our Regions or other specialized areas.

We process our E&S Lines claims consistently with how we process our Standard Commercial Lines and Standard Personal Lines claims. E&S Lines claims are handled by our standard lines Regions and our CCU, and are segregated by line of business (property and liability), litigation, and complexity.

In 2018, we introduced an improved fast tracking claims handling process ("SWIFT"), wherein parties can opt to settle low-severity automobile or property claims entirely through e-mail. SWIFT improves the customer experience and accelerates the claims handling process. Over 4,000 individuals have opted to have their claims managed through SWIFT, with payment often issued as quickly 24 hours from submission.

The Special Investigative Unit ("SIU") supports all insurance operations and investigates potential insurance fraud and abuse, consistent with direction from regulatory bodies and trade associations. We have developed a proprietary SIU fraud detection model that identifies potential fraud cases early in the life of a claim. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. It is our practice to notify the proper authorities of SIU findings, which we believe sends a clear message that we will not tolerate fraud against us or our customers. The SIU supervises anti-fraud training for all claims adjusters and AMSs.

Insurance Operations Competition

We face substantial competition in the insurance marketplace, including from public, private, and mutual insurance companies, which in some cases may have lower cost of capital than us. Many of our competitors, like us, rely on partners for the distribution of their products and services. Other insurance carriers either employ their own agents who only represent them, or use a combination of distribution partners, captive agents, and direct marketing.

Within each of our insurance segments, the property and casualty insurance market is highly competitive, and market share is fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete with primarily regional and national insurers, mostly on the basis of price, coverage terms, claims service, customer experience, safety management services, ease of technology usage, and financial ratings. We also face increased competition from established direct-to-consumer insurers, as well as existing competitors and new entrants to the industry that are developing new platforms that are leveraging digital technology to provide a lower cost "direct-to-the-customer" and "pay-as-you-go" or "pay-for-use" models. These new competitors may also provide expanded customer service and an enhanced customer experience beyond what traditional insurance platforms currently provide.

Insurance Regulation

Primary Oversight by the States in Which We Operate
Insurance is a heavily regulated industry, primarily at the state level by virtue of the McCarran-Ferguson Act. The primary public policy behind insurance regulation is the protection of policyholders and claimants over all other constituencies, including shareholders. The types of insurance activities regulated by the states include the following:

•
Related to our financial condition: Oversight of matters such as minimum capital, surplus, solvency standards, accounting methods, form and content of statutory financial statements and other reports, loss and loss expense reserves, investments, reinsurance, dividend payments, other distributions to shareholders, security deposits, and periodic financial examinations.

•
Related to our property and casualty insurance business: Oversight of matters such as certificates of authority and other insurance company licenses, licensing and compensation of distribution partners, premium rates (which may not be excessive, inadequate, or unfairly discriminatory), policy forms, policy terminations, claims handling and practices, cybersecurity, data protection and customer privacy, reporting of statistical information regarding our premiums and losses, periodic market conduct examinations, unfair trade practices, participation in mandatory shared market mechanisms, such as assigned risk pools and reinsurance pools, participation in mandatory state guaranty funds, and mandated continuing workers compensation coverage post-termination of employment.

•
Related to our ownership of the Insurance Subsidiaries: Oversight of insurance holding company system registration in every state where an insurance subsidiary is domiciled and reporting about developments that may materially affect the operations, management, or financial condition of the insurers, including change in control.

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC has established statutory accounting principles ("SAP") and other accounting reporting formats and model insurance laws and regulations governing insurance companies. An NAIC model statute only becomes a law after a state legislature enacts it or a regulation after a state insurance department promulgates it. The adoption of certain NAIC model laws and regulations, however, is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program under which one state insurance department recognizes the financial examinations and reviews of another.

The following are among the NAIC's various financial monitoring tools that are material to the regulators in states in which our Insurance Subsidiaries are organized:

•
The Insurance Regulatory Information System ("IRIS"). IRIS identifies 13 industry financial ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of an insurer's business. Our Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

•
Risk-Based Capital ("RBC"). RBC is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below three times its "Authorized Control Level." Based on our 2019 statutory financial statements prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded three times their Authorized Control Level.

•
Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, based closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates (i) auditor independence, (ii) corporate governance, and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of Directors (the “Board”) of the Parent also serves as the audit committee of each of our Insurance Subsidiaries.

•
Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which the state insurance regulators of our Insurance Subsidiaries have adopted, requires an insurer to annually file an internal assessment of its solvency.

While we underwrite risks only in the U.S., international regulatory developments, particularly related to the development of global capital standards and data privacy, may influence U.S. regulators in the development of domestic standards. In 2014, the International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers as well as a uniform capital framework for internationally active insurers. In 2016, the European Union ("EU") enacted Solvency II, which established new insurer capital adequacy and risk management requirements intended to reduce the possibility of consumer loss or market disruption by European insurers. At present, however, the only capital adequacy standard the NAIC has adopted is RBC. In 2016, the EU adopted the General Data Protection Regulation ("GDPR"), which took effect in 2018 and regulates data protection and privacy in the EU and the transfer of personal data outside the EU. GDPR gives individuals primary control over their personal data and attempts to simplify the regulatory environment for international businesses operating in the EU. While GDPR has no direct impact on U.S. companies like Selective that are not doing business in the EU, it and future data privacy actions by EU regulators may influence U.S. regulators over time.

NRSROs
Although not formal regulators, rating agencies also monitor our capital adequacy. Two that impact us are (i) A.M. Best's Capital Adequacy Ratio ("BCAR"), and (ii) S&P's capital model. Both examine the strength of an insurer's balance sheet and compare available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, BCAR, and the S&P capital model all show similar direction as circumstances change, they react differently to changes in economic conditions, underwriting and investment portfolio mix, and capital. Rating agencies also update and change their capital adequacy models and requirements over time more frequently than the NAIC financial monitoring tools. We analyze this divergence in capital adequacy models as we manage our capital, risk profile, and growth objectives.

Federal Regulation
While primarily regulated at the state level, we are subject to certain federal laws and regulations related to our business, including:

•	McCarran-Ferguson Act;

•	Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");

•	NFIP, which is overseen by the Mitigation Division of the Federal Emergency Management Agency ("FEMA");

•	The Medicare, Medicaid, and SCHIP Extension Act of 2007, which subjects our workers compensation business to Mandatory Medicare Secondary Payer Reporting;

•	The economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”);

•	Various privacy laws related to possession of personal non-public information, including the following:

◦	Gramm-Leach-Bliley Act;

◦	Fair Credit Reporting Act;

◦	Drivers Privacy Protection Act; and

◦	Health Insurance Portability and Accountability Act.

•
The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which govern, among other things, publicly-traded companies and require or permit national stock exchanges or associations, such as the NASDAQ Stock Market, where our securities are listed, to mandate certain governance practices of their listed companies.

In addition to enacting corporate governance reforms for publicly-traded companies, the Dodd-Frank Act, enacted in 2010 in response to the financial markets crises in 2008 and 2009, provided for some oversight of the business of insurance by the following:

•	Establishing the Federal Insurance Office (“FIO”) under the U.S. Department of the Treasury; and

•	Granting the Federal Reserve oversight of financial services firms designated as systemically important.

The FIO, in coordination with the Federal Reserve, state regulators, and other regulatory bodies, has been exploring group capital standards. We expect the NAIC to publish a draft group capital standard sometime in 2020. The FIO also (i) negotiated a covered agreement with the EU that, among other things, impacted reinsurance collateral requirements for foreign reinsurers, and (ii) has been gathering insurance market data as required under the Dodd-Frank Act.
For additional information on the potential impact of regulation and changes in regulation on our business, refer to the risk factor related to regulation within Item 1A. “Risk Factors.” of this Form 10-K.

Investments Segment

Our Investments segment seeks to generate net investment income by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include the issuance of debt and equity securities. Our investment portfolio primarily consists of fixed income securities, which primarily includes corporate securities, asset-backed securities, mortgage-backed securities, and state and municipal obligations. As of December 31, 2019, approximately 19% of this portfolio was invested in non-fixed rate securities. Included in this 19% is a 12% allocation to floating rate securities that reset principally on the 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). We also hold both public and private equity securities, commercial mortgage loans, short-term investments, and other investments. Other investments primarily includes alternative investments.

Our investment philosophy includes certain net investment income, total return, and risk objectives for our fixed income, equity, and other investment portfolios. Our investment strategies are managed by our internal investment management team, and are executed by relationships with multiple external investment advisers.

For further information regarding our risks associated with the overall investment portfolio, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” and Item 1A. “Risk Factors.” of this Form 10-K. For additional information about investments, see the section entitled, “Investments Segment,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 5. "Investments" included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Enterprise Risk Management
As a property and casualty holding company, our Insurance Subsidiaries are in the business of assuming risk. We categorize our major risks into the following six broad categories:

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

•
Pension risk, which is the risk that the obligations under the Retirement Income Plan for Selective Insurance Company of America will exceed our expectations due to underperformance of the invested assets supporting those obligations or adverse changes in the assumptions used in the calculation of our pension liabilities;

•
Other risks, including a broad range of operational risks that can be difficult to quantify, such as talent, market conditions, economic, legal, regulatory, reputational, and strategic risks, as well as the risks of fraud, human failure, or failure of controls or systems, including, for example, a rapidly-evolving cybersecurity risk; and

•
Emerging risks, which include risks in each of the five categories above, but are either new, rapidly evolving, or increasing substantially compared to historical levels. For example, the increased frequency and intensity of severe wildfires, the exposures created by the legalization of cannabis, and the recent passage of reviver statutes for victims of abuse would all be considered emerging risks.

Our internal control framework operates with a three lines of defense model. The first line of defense consists of individual functions that deliberately assume risks and own and manage that risk on a day-to-day and business operational basis. The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. A dedicated risk team led by the Chief Risk Officer is responsible for this second line and reports to the Chief Financial Officer. The third line of defense is our Internal Audit team, who with oversight from the audit committee of our Board, provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control environment. Internal Audit also coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.

We use Enterprise Risk Management (“ERM”) as part of our governance and control process to take an entity-wide view of our major risks and their impact. Our ERM framework is designed to identify, measure, report, and monitor our major risks and develop appropriate responses to support successful execution of our business strategies.
Our Board oversees our ERM process, and various committees of the Board oversee risks specific to their areas of supervision and report their activities and findings to the full Board. Management has formed an Executive Risk Committee that is responsible for the holistic monitoring and management of our risk profile. The Executive Risk Committee consists of the Chief Executive Officer, his direct reports and key operational and financial leaders, including the Chief Risk Officer. The Executive Risk Committee relies on several management committees, such as the Emerging Risk Committee and the Underwriting Committee, for detailed analysis and management of specific major risks.  The Chief Risk Officer reports on the Executive Risk Committee's activities, analyses, and findings to the Board or the appropriate Board committee, and provides a quarterly update on certain risk metrics.

In addition to the various Board and management committees and governance over the ERM process, we believe that high-quality and effective ERM is best achieved when it is a shared cultural value throughout the organization. We consider ERM to be a key process that is the responsibility of every employee. We have developed and use tools and processes that we believe support a culture of risk management and create a robust framework of ERM within our organization. In addition, our compensation policies and practices, as well as our governance framework, including our Board's leadership structure, are designed to support our overall risk appetite and strategy. Our ERM processes and practices help us to identify potential events that may affect us, and quantify, evaluate, and manage the significant risks we face.
We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling as well as various other analyses. The Executive Risk Committee meets at least quarterly and reviews and discusses various topics and the interrelation of our major risks, including, but not limited to, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis.  Where necessary, we also utilize the services of subject matter experts, such as external actuaries, third-party risk modeling firms, and information technology security experts. Consistent with the requirements of state insurance regulators, our Insurance Subsidiaries annually file their ORSA report, which is an internal assessment of our solvency. The Chief Risk Officer develops the report in coordination with members of the Executive Risk Committee, and the report is provided to the Board.
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

Reports to Security Holders

We file with the U.S. Securities and Exchange Commission ("SEC") all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to these reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which can be accessed on the SEC's website, www.SEC.gov. In addition, we provide access to these filed materials on our Internet website, www.Selective.com.

Item 1A. Risk Factors.

Any of the following risk factors could (i) significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings, and (ii) cause our actual results to differ materially from historical or anticipated results. At this time, these are the significant risk factors which might affect, alter, or change our actions in executing our long-term capital strategy. These actions include, but are not limited to, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt or equity securities, repurchasing our equity securities, repurchasing our existing debt, or increasing or decreasing stockholders’ dividends.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Our financial results can be significantly negatively impacted by losses from natural and man-made catastrophes including, without limitation, hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, floods, and fires, some of which may be related to climate change, and terrorism, including cyber-attacks and explosions. The frequency and severity of these catastrophes are inherently unpredictable. In recent years, the global insurance industry has seen an escalation in losses from catastrophes.

The United Nation’s Intergovernmental Panel on Climate Change (“IPCC”) is an international body responsible for assessing climate change science. In 2018, the IPCC reported that human activities are estimated to have caused approximately 1.8°F of global warming above pre-industrial levels and that, if the trend continues at the current rate, it will reach 2.7°F above pre-industrial levels between 2030 and 2052. Climate change models project robust differences in global regional climate characteristics between 1.8°F and global warming of 2.7°F up to 3.6°F. These differences, whether attributable to human activities or natural, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions. These differences and increases can impact weather patterns and the frequency and severity of catastrophes.

Our insurance operations primarily write risks in the Eastern, Midwestern, and Southwestern regions of the U.S., and our most significant catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) terrorism events, and (iii) severe convective storms, including tornadoes. Single storms could adversely impact our financial results, but it is also possible that we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from ISO’s Property Claim Services unit, an internationally recognized expert on U.S. and U.S.-territory storm losses.

Certain factors can impact our estimates of ultimate costs for catastrophes. Among these factors are the following:

•	Inability to access portions of the impacted areas following a catastrophic event;

•	Scarcity of necessary labor and materials that delay repairs and increase our loss costs;

•	Regulatory uncertainties, including new or expanded interpretations of coverage;

•	Residual market assessment-related increases in our catastrophe losses;

•	Potential fraud and unscrupulous contractors inflating repair costs;

•	Higher loss adjustment expenses due to shortages of claims adjusters available to appraise damage;

•	Late claims reporting;

•	Escalation of business interruption costs due to infrastructure disruption; and

•	Whether the U.S. Secretary of Treasury certifies that a terrorist event is an act of terrorism under TRIPRA.

An increase in catastrophe losses could reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. In addition, if a catastrophe occurs near the end of a reporting period, it is possible we may have limited information available to estimate loss and loss expense reserves, which adds greater uncertainty. More detailed claims information may become available later, resulting in reserve changes in subsequent periods.

Our loss and loss expense reserves may not be adequate to cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. We base our estimates of loss and loss expense reserve amounts on known facts and circumstances, including our expectations of ultimate settlement and claim administration expenses, trends in claims severity and frequency, medical inflation trends, predictions of future events, and other subjective factors relating to our in-force insurance policies. There is no method for precisely estimating the ultimate liability for the settlement of claims.

Reserve estimates may be impacted by a variety of broad economic, political, social, and legal developments or trends, such as inflation, judicial tort decisions, and various state legislative initiatives. Because of our inability to predict the timing and impact of these economic, political, social, and legal developments or trends, and the inherent uncertainty in estimating loss and loss expense reserves, we cannot be certain that the reserves we establish are adequate or will be so in the future.

We regularly review our reserve adequacy and increase reserves if we believe they are inadequate or reduce them if we believe they are redundant. An increase in reserves (i) reduces net income and stockholders’ equity for the period in which the reserves are increased, and (ii) could have a material adverse effect on our liquidity, financial strength, and debt ratings. As we underwrite new business and renew existing business in future periods, we estimate future loss cost trends to help price our products to generate an adequate risk-adjusted return. To the extent our estimate of future loss cost trends proves to be understated, the pricing of our future new business and renewal business could be inadequate to meet estimated loss costs trends, which could result in our future loss and loss expense reserves being understated.

Three examples of how reserves might be affected by economic, political, social, or legal developments or trends:

•
If economic inflation is higher than our assumptions, our loss and loss expense reserves associated with our longer tail lines of business may prove to be insufficient. In particular, our workers compensation line of business is susceptible to this risk, given its extended payment pattern, and the current low medical inflationary environment compared to longer term medical inflation rates, which have historically been higher.

•	State legalization of marijuana for medical and recreational use may significantly impact future claims emergence if marijuana use drives higher claims frequencies or severities.

•
Several states have expanded or are exploring expanding the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting claims for previously time-barred acts, these “reviver” laws may result in insurance claims that could significantly increase loss costs and require re-evaluation of previously-established reserves or the creation of new reserves. Since reviver statutes have been enacted, we have received notices of claims or potential claims for acts alleged to have occurred as far back as the 1950s. With no prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices we have received are sent on behalf of claimants by attorneys unsure of what insurer or policy (if any) may have covered the alleged assailant or supervising entity and may not implicate insurance policies issued by us or a predecessor. For notices we have determined implicate an insured under a policy issued by us or a predecessor, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, and (iii) believe we have appropriate coverage defenses and reinsurance protections that have been considered in establishing our reserves. As coverage positions may be challenged through litigation or otherwise, we face litigation risks further discussed below in the Risk Factor entitled, “Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.”

For further discussion on our loss and loss expense reserves, please see the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a significant portion of our underwriting risk exposure - specifically a portion of our loss and loss expense - to reinsurance companies in exchange for a specified portion of premiums. Most of our reinsurance contracts have annual terms. The availability, amount, and cost of reinsurance depend on market conditions, including the capacity of the retrocessional reinsurance market. This may fluctuate significantly and not necessarily correlate to the loss experience of our specific book of business. In general, reinsurance expense can be considered in our rating of insurance premium for our customers. Any increase in our reinsurance expense that cannot be passed on to our policyholders through rate increases will reduce our earnings. If we are unable to obtain reinsurance in amounts or on terms that we expected, our reinsurance expenses could increase, we may assume increased risk for individual or aggregate losses, and our ability to write future business could be adversely affected.

Catastrophes impact a variety of property and casualty insurance lines, but historically commercial property and homeowners coverages have accounted for most of our catastrophe-related claims. To limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Catastrophe reinsurance could prove inadequate to our exposures if (i) we purchase an inadequate amount of reinsurance because of deficiencies or inaccuracies in the various modeling software programs we use to analyze the risk of the Insurance Subsidiaries, (ii) a major catastrophe loss exceeds the reinsurance limit or the financial capacity of one or more of our reinsurers, (iii) the frequency of catastrophe losses results in our Insurance Subsidiaries exceeding the aggregate limits under the catastrophe reinsurance treaty, or (iv) our reinsurance counterparties (a) are unable to access their reinsurance markets, or retrocessions, (b) suffer significant financial losses, (c) are sold, (d) cease writing reinsurance business, or (e) are unable or unwilling to satisfy their contractual obligations to us. Even with the benefits of reinsurance, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We may be subject to potentially significant losses from acts of terrorism.
We are required to participate in TRIPRA, which was extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously-approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a significant deductible of specified losses before federal assistance is available. Our deductible of $359 million is based on a percentage of our prior year’s applicable

Standard Commercial Lines and E&S Lines premiums. For losses above the deductible in 2020, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%. Although TRIPRA’s provisions provide some mitigation to our loss exposure to a large-scale terrorist attack, our deductible could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of Treasury does not certify certain future terrorist events, as was the case with the 2013 Boston Marathon bombing and the 2015 San Bernardino shootings, we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits.

Under TRIPRA, terrorism coverage is mandatory for all primary workers compensation policies. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance. Insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2019, 87% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events.

Many of the states in which we write commercial property insurance mandate that we cover fire following an act of terrorism - regardless of whether the insured opted to purchase terrorism coverage. We also sometimes elect to provide terrorism coverage for lines of business not included in TRIPRA, such as Commercial Automobile. Personal lines of business have never been covered under TRIPRA. Homeowners policies we offer in Standard Personal Lines exclude nuclear losses but do not exclude biological or chemical losses. Our current reinsurance programs generally provide coverage for conventional acts of foreign and domestic terrorism, but afford no coverage for NBCR events.

We are exposed to credit risk.
We have credit risk in several areas of our insurance operations, including from:

•
Our reinsurers, which are obligated to make payments to us under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high catastrophe loss activity. Reinsurers generally manage their large loss exposure through their own reinsurance programs, known as retrocessions, to which we sometimes do not have full visibility. If our reinsurers experience any difficulty in collecting on their retrocession programs, or in reinstating retrocession coverage after a large loss, it could impede timely and full payment of our reinsurance claims. This means that we have direct and indirect counterparty credit risk from our reinsurers, which operate in a relatively small global community.

•
Certain life insurance companies from which we have purchased annuities for our customers under structured claims settlement agreements, if they fail to fulfill their obligations under the annuity contracts.

•	Some of our distribution partners, who we allow to collect premiums due to us from our customers.

•	Some of our customers, who are obligated to make premium and/or deductible payments directly to us.

•
The invested assets in our defined benefit plan. If financial risk adversely impacts the valuation and performance of the invested assets in our defined benefit plan, the funded status of the defined benefit plan could be negatively impacted and the plan's expense, and our obligation to fund it, could increase.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Insurance law and regulation makes us responsible for the business practices and customer interactions of our distribution partners. Independent distribution partners have, and we expect will continue to have, a significant role in overall insurance industry. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including the following:

•
As independent distribution partners have access to products from multiple carriers and markets, we face competition in our distribution channel and must market our products and services to our distribution partners before they sell them to our mutual customers.

•
Our customers rely on our independent distribution partners, and some customers do not differentiate between their insurance agent and their insurance carrier. Developing brand recognition, particularly with these types of customers can be challenging and requires us to coordinate with our distribution partners.

•
Growth in our market share is principally dependent on growth in the market share controlled by our distribution partners. Independent retail insurance agencies control 84% of standard commercial lines business and 35% of standard personal lines business in the U.S. Consequently, expansion of our Standard Personal Lines market opportunity could be more limited than our Standard Commercial Lines business. To address the discrepancy in agency control of Standard Personal Lines business, more competitors have focused on lower-cost "direct-to-the-customer" distribution models that emphasize digital ease and technological efficiencies. Continued advancements in "direct-to-the-customer" distribution models may impact the overall market share controlled by our independent distribution partners and make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•
Over the past several years, some publicly-traded and private equity-backed independent distribution partners have employed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators"). As more of our independent distribution partners become Aggregators, or are acquired by Aggregators, their influence and demands on our business could increase. It is possible that Aggregators could develop and implement strategies to consolidate their business with fewer insurance carriers and demand higher base and supplemental commissions. Aggregators accounted for approximately 28% of our DPW at December 31, 2019. Currently, no one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by the success of our independent distribution partners in marketing and selling our products and services.

National and global economic conditions could materially adversely affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments could adversely affect our earnings if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. An economic downturn could also lead to increased credit and premium receivable risk, the failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in the fair value of our financial strength. These and other economic factors could materially adversely affect our business, results of operations, financial condition, and growth. During 2019, 31% of DPW in our Standard Commercial Lines business was based on payroll/sales of our underlying customers. An economic downturn in which our customers experience declines in revenue or employee count could adversely affect our audit and endorsement premium in our Standard Commercial Lines.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from A.M. Best, would affect our ability to write new or renewal business with customers, some of whom are required under various third-party agreements to maintain insurance with a carrier with a specified minimum rating. In addition, downgrades in our credit ratings could make it more expensive for us to access capital markets. We cannot predict the possible rating actions NRSROs might take that could adversely affect our business or our potential actions in response. Any significant downgrade in our financial strength and credit ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by aggressive price competition and resulting downward pressure on gross margins, frequent introduction of new products and services, evolving industry standards, continual improvement in product pricing based on performance characteristics, rapid adoption of technological advancements by competitors, and price sensitivity on the part of consumers and businesses. Our ability to compete successfully depends heavily on our ability to ensure a continuing and timely introduction of innovative new products and services to the marketplace through digital platforms.

We face substantial competition from a wide range of property and casualty insurance companies for customers, distribution partners, and employees. Competitors include public, private, and mutual insurance companies. Many competitors are larger and may have lower operating costs, lower cost of capital, or the ability to absorb greater risk while maintaining their financial strength ratings. Other competitors, such as mutual or reciprocal companies, are cooperatively owned by insureds and do not have shareholders who evaluate return on equity performance. Consequently, some competitors may be able to price their products more competitively.

Because of its relatively low cost of entry, the Internet has emerged as a significant competitive new marketplace where existing and new competitors have platforms. Established insurance competitors, such as Chubb Limited and The Progressive Corporation, are beginning to explore broader offerings through this digital platform, while new insurance competitors, such as Lemonade and Next, continue to emerge. Reinsurers also have entered certain primary property and casualty insurance markets to diversify their operations and compete with us. Because the Internet makes it easier to bundle products and services, it is also possible that companies conducting business on the Internet could enter the insurance business in the future or form strategic alliances with insurers. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

We have less loss experience data than our larger competitors.
Insurers rely on access to reliable data about their customers and loss experience to build complex analytics and predictive models that assess risk profitability, reserve adequacy, adverse claim development potential, recovery opportunities, fraudulent activities, and customer buying habits. We expect the use of data science and analytics will continue to increase and become more complex and accurate, particularly with the use of larger amounts of relevant data. Some of our larger competitors have significantly larger volumes of data about the performance of the risks they have underwritten. It is possible that the loss experience from our insurance operations may not be sufficiently large or granular in all circumstances to analyze and project our future costs as accurately as our larger competitors. To supplement our data, we use industry loss experience data from ISO, AAIS, and NCCI. While relevant, industry data may not correlate specifically to the performance of risks we have underwritten and may not be as predictive as if we had more data from a larger book of our own business. Because we use and rely on the aggregated industry loss data assembled by ISO, AAIS, NCCI and other similar rating bureaus under the anti-trust exemptions of the McCarran-Ferguson Act, we likely would be at a competitive disadvantage to larger insurers with more loss experience data on their book of business if Congress repealed the McCarran-Ferguson Act.

We are subject to a variety of modeling risks that could have a material adverse impact on our business results.
We rely on internally and third-party developed complex financial models, such as those that predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial models to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, determining reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws in these financial models, or in the assumptions made in them, could lead to increased losses. We believe that statistical models alone do not provide a reliable method for monitoring and controlling risk, and are tools that do not substitute for the experience or judgment of senior management.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations, or other factors. The value of our investment portfolio is subject to credit risk from the issuers, and/or guarantors and insurers, of the securities we hold, and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, insurer, or other counterparty could reduce our net investment income and net realized investment gains - or result in investment losses. We are subject to the risk that the issuers or guarantors of fixed income securities we own may default on principal and interest payment obligations.   Additionally, we are exposed to interest rate risk primarily related to the market price, and cash flow variability, associated with changes in interest rates.
As a result of these items, the value and liquidity of our cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses and could have a material adverse impact on our financial condition and operating results.

Significant future declines in investment value also could require further OTTI charges. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We have securities tied to LIBOR, which is being eliminated by the end of 2021.
As of December 31, 2019, approximately 19% of our fixed income securities portfolio was comprised of investment securities that have a non-fixed rate. Included in this 19% is a 12% allocation to floating rate securities that are primarily tied to the U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"), which will be eliminated by the end of 2021. LIBOR is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. We are unclear whether the elimination of LIBOR and the transition to SOFR will have any material impact on the performance of our floating rate investments.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. As the primary assets and liabilities underlying the investments in these limited partnerships generally do not have quoted prices in active markets for the same or similar assets, the valuation of our interests in these limited partnerships is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Because these limited partnership investments are recorded under the equity method of accounting, any valuation decreases could negatively impact our results of operations. We currently expect to increase our allocation to these investments, which may result in additional variability in our net investment income.

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

Risks Related to Evolving Laws, Regulation, and Public Policy Debates

We are subject to complex and changing laws, regulations, and public policy debates that expose us to regulatory scrutiny, potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
Our operations are subject to complex and changing state and federal laws, regulations, and public policy debates on subjects, including, without limitation, the following:

•	Pricing and underwriting practices;

•	Claims practices;

•	Loss and loss adjustment expense reserves;

•	Exiting geographic markets and/or canceling or non-renewing policies;

•	Assessments for guaranty funds and second-injury funds, and other mandatory assigned risks and reinsurance;

•	The types, quality, and concentration of investments we make;

•	Minimum capital requirements for the Insurance Subsidiaries;

•	Dividends from our Insurance Subsidiaries to the Parent;

•	Privacy and data security;

•	Tax;

•	Antitrust;

•	Consumer protection;

•	Advertising;

•	Sales;

•	Billing and e-commerce;

•	Intellectual property ownership and infringement;

•	Digital platforms;

•	Internet, telecommunications, and mobile communications;

•	Media and digital content;

•	Availability of third-party software applications and services;

•	Labor and employment;

•	Anti-money laundering; and

•	Environmental, health, and safety.

We continue to monitor and be actively involved in the industry and public policy discussions around changes in legislation and regulation on these issues. Changes to laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer a product or service to customers, requiring changes to our business practices, or otherwise making our products and services less attractive to customers.

If Congress were to enact a law that directly regulates insurance, particularly related to oversight of insurer solvency, and state regulators remained responsible for rate approval, it is possible that we could be subject to a conflicting and inconsistent regulatory framework that could impact our profitability and capital adequacy.

If the NAIC were to adopt a specific group capital adequacy standard, it is possible that minimum capital requirements for insurers could be increased and adversely impact our growth and return on equity.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but we can provide no assurance that our employees, contractors, or independent distribution partners will not violate such laws and regulations or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and may have different interpretations and/or regulations related to the same legal issues. This creates the risk that one regulator's position or interpretation may conflict with that of another regulator on the same issue. The cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Insurers are subject to intense regulatory, political, and media scrutiny. We are subject to government market conduct review and investigations, legal actions, and penalties. There can be no assurance that our business will not be materially adversely affected by the outcomes of such examinations, investigations, or media scrutiny in the future. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition, and operating results.

Our business is subject to a variety of state, federal, and other laws, rules, policies, and other obligations regarding data protection.
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information (“PII”). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and the policies of the Federal Trade Commission. Several states, such as New York, Nevada, and California, have passed laws in this area, and other jurisdictions are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

We make statements about our use and disclosure of PII through our privacy policy, information provided on our website, and other public statements. If we fail to comply with these public statements or with other federal, state, and international privacy-related and data protection laws and regulations, we could be subject to proceedings by governmental entities and others. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements, and significant legal liability.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
We are engaged in ordinary routine legal proceedings incidental to our insurance operations that include:

•	Defense of or indemnity for third-party suits brought against our insureds;

•
Defense of actions brought against us by our insureds who disagree with our coverage decisions, some of which allege bad faith claims handling and seek extra-contractual damages, punitive damages, or other penalties;

•	Actions we file, primarily for declaratory judgment, seeking confirmation that we have made appropriate coverage decisions under our insurance contracts;

•
Actions brought against us or competitors alleging improper business practices and sometimes seeking class status. Such actions historically have included issues and allegations, without limitation, related to (i) unfairly discriminatory underwriting practices, including the impact of credit score usage, (ii) managed care practices, such as provider reimbursement, and (iii) automobile claims practices; and

•	Actions we file against third parties and other insurers for subrogation and recovery of other amounts we paid on behalf of our insureds.

From time-to-time, legal proceedings in which we are involved may receive attention from media based on their perceived newsworthiness and/or relationship to a variety of broad economic, political, social, and legal developments or trends. Such media stories could negatively impact our reputation.

We expect that any potential ultimate liability for ordinary routine legal proceedings incidental to our insurance business, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Litigation outcomes, however, are inherently unpredictable even with meritorious defenses. The time a case is in litigation also is unpredictable, as state court dockets are increasingly overcrowded. Generally, the longer a case is in litigation the more expensive it can become. Because the amounts sought in certain of these actions are large or indeterminate, any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Risks Related to Our Corporate Structure and Governance

We are a holding company and our ability to declare dividends to our shareholders, pay indebtedness, and enter into affiliate transactions may be limited because our Insurance Subsidiaries are regulated.
Restrictions on the ability of the Insurance Subsidiaries to pay dividends, make loans or advances to the Parent, or enter into transactions with affiliates may materially affect our ability to pay dividends on our common stock or repay our indebtedness.

In 2020, the Insurance Subsidiaries have the ability to provide the Parent with $267 million in ordinary annual dividends under applicable state regulation; but their ability to pay dividends or make loans or advances is subject to the approval or review of their domiciliary state insurance regulators. For additional details regarding dividend restrictions, see Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to shareholders is also impacted by covenants in its credit agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent, that obligate it to, among other things, maintain a minimum consolidated net worth and a maximum ratio of debt to capitalization.  For additional details about the Line of Credit’s financial covenants, see Note 10. “Indebtedness” in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Because we are a New Jersey corporation and an insurance holding company, we may be less attractive to potential acquirers and the value of our common stock could be adversely affected.
We are a New Jersey company and provisions of the New Jersey Shareholders’ Protection Act and our Amended and Restated Certificate of Incorporation may discourage, delay, or prevent us from being acquired. A supermajority of our shareholders must approve (i) certain business combinations with interested shareholders, or (ii) any amendment to the related provisions of our Amended and Restated Certificate of Incorporation unless certain conditions are met. These conditions may relate to, among other things, the interested stockholder’s acquisition of stock, the approval of the business combination by disinterested members of our Board and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. In addition to considering the effects of any action on our shareholders (including any offer or proposal to acquire the Parent) , our Board may consider, in determining the best interests of the Parent: (i) the long-term, as well as the short-term, interests of the Parent and our shareholders, including the possibility that these interests may best be served by the continued independence of the Parent; (ii) the effects of the action on the Parent's employees, suppliers, creditors, and customers; and (iii) the effects of the action on the community in which the Parent operates.

These provisions of our Amended and Restated Certificate of Incorporation and New Jersey law could have the effect of depriving our stockholders of an opportunity to receive a premium over our common stock’s prevailing market price in the event of a hostile takeover and may adversely affect the value of our common stock.

Because we own insurance subsidiaries, any party seeking to acquire 10% or more of our stock must seek prior approval from the domiciliary insurance regulators of the subsidiaries and file extensive information regarding their business operations and finances.

Risks Related to Our General Operations

We are subject to attempted cyber-attacks and other cybersecurity risks.
Our business heavily relies on information technology and application systems that may be accessed from, or are connected to, the Internet. As a result, we may be impacted by a malicious cyber-attack. Our systems also contain proprietary and confidential information, including PII, about our operations, employees, agents, and customers and their employees and property. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our ability to operate and impact our results of operations.

We have implemented systems and processes intended to mitigate or secure, through encryption and authentication technologies, our information technology systems and prevent unauthorized access to, or loss of, sensitive data. Our security measures may not be sufficient for all eventualities, as cyber-attacks are continuing to evolve daily. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. Any disruption or breach of our systems or data security could damage our reputation and result in monetary damages that are difficult to quantify, but could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct employee education programs and tabletop exercises, and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, that provides coverage up to $20 million above a $1 million deductible. Such coverage may be insufficient to indemnify all losses or types of claims that may arise.

Our long-term strategy to deploy operational leverage is dependent on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our customers. Our long-term strategy includes the use of above average operational leverage, which can be measured as the ratio of NPW to our equity or policyholders' surplus. We balance operational leverage risk with a number of risk management strategies within our insurance operations to achieve a balance of growth and profit, including purchasing significant amounts of reinsurance, a disciplined approach to reserving and a conservative investment philosophy, and to help mitigate our exposure to this risk. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters occupy a 315,000 square foot building located on a 56-acre site zoned for office and professional use in Branchville, New Jersey and is also the home to our newly-installed solar facility. The site is owned by a subsidiary that also owns abutting property in Frankford, New Jersey. We lease all our other facilities from unrelated parties. The principal office locations of our insurance operations are listed in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. We believe our facilities provide adequate space for our present needs and that additional space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. “Risk Factors.” and Note 19. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2019, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”

(b) Holders
We had 3,067 stockholders of record as of February 6, 2020, according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

On October 30, 2019, the Board approved a 15% increase in our dividend to $0.23 per share. In addition, on January 30, 2020, the Board declared a $0.23 per share quarterly cash dividend on common stock that is payable March 2, 2020, to stockholders of record as of February 14, 2020.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2019:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	26,823	[1]	$16.71	5,293,668 [2]
1Weighted average remaining contractual life of options is 0.3 years.
2Includes 356,229 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,728,471 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 3,208,968 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2014 and ending December 31, 2019, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2019:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
October 1 – 31, 2019	1,057	74.58	—	—
November 1 – 30, 2019	23	$64.57	—	—
December 1 – 31, 2019	194	63.93	—	—
Total	1,274	$72.78	—	—
1These shares were purchased from employees in connection with the vesting of restricted stock units. These repurchases were made to satisfy tax withholding obligations with respect to those employees.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with Generally Accepted Accounting Principles ("GAAP") unless noted otherwise; number of weighted average shares and dollars in thousands, except per share amounts)

	2019		2018	2017	2016	2015
Net premiums written	$2,679,424		2,514,286	2,370,641	2,237,288	2,069,904
Net premiums earned	2,597,171		2,436,229	2,291,027	2,149,572	1,989,909
Net investment income earned	222,543		195,336	161,882	130,754	121,316
Net realized and unrealized gains (losses)[2]	14,422		(54,923)	6,359	(4,937)	13,171
Total revenues	2,846,491		2,586,080	2,469,984	2,284,270	2,131,852
Catastrophe losses	81,001		88,023	67,299	59,735	59,055
Underwriting income	163,993		121,173	154,336	151,933	149,029
Net income	271,623		178,939	168,826	158,495	165,861
Comprehensive income	431,329		105,832	204,946	151,970	136,648
Total assets	8,797,150		7,952,729	7,686,431	7,355,848	6,904,433
Short-term debt	—		—	—	—	60,000
Long-term debt	550,597		439,540	439,116	438,667	328,192
Stockholders’ equity	2,194,936		1,791,802	1,712,957	1,531,370	1,398,041
Statutory premiums to surplus ratio	1.4	x	1.4	1.4	1.4	1.5
Combined ratio	93.7%		95.0	93.3	92.9	92.5
Impact of catastrophe losses on combined ratio	3.1	pts	3.6	2.9	2.8	3.0
Invested assets per dollar of stockholders' equity	$3.05		3.33	3.32	3.50	3.64
Yield on investments, after tax	2.9%		2.8	2.1	1.9	1.9
Debt to capitalization ratio	20.1		19.7	20.4	22.3	21.7
Return on average equity	13.6		10.2	10.4	10.8	12.4

Non-GAAP operating income[3]	$264,418		218,567	184,898	161,704	157,300
Diluted non-GAAP operating income per share[3]	4.40		3.66	3.11	2.75	2.70
Non-GAAP operating ROE[3]	13.3%		12.5	11.4	11.0	11.8

Per share data:
Net income:
Basic	$4.57		3.04	2.89	2.74	2.90
Diluted	4.53		3.00	2.84	2.70	2.85

Dividends to stockholders	$0.83		0.74	0.66	0.61	0.57

Book value per share	36.91		30.40	29.28	26.42	24.37

Price range of common stock:
High	81.35		67.17	62.40	44.00	37.91
Low	58.06		53.55	38.50	29.27	25.49
Close	65.19		60.94	58.70	43.05	33.58

Number of weighted average shares:
Basic	59,421		58,950	58,458	57,889	57,212
Diluted	60,004		59,713	59,357	58,747	58,156
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in these financial highlights.
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
3Non-GAAP operating income is used as an important financial measure by us, analysts, and investors, because the realization of net investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, these net realized investment gains and losses, as well as OTTI that are charged to earnings, unrealized gains and losses on equity securities, the deferred tax asset charge that was recognized in 2017 in relation to the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), and debt retirement costs could distort the analysis of trends.

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

For further details regarding these segments, refer to Note 1. "Organization" and Note 11. "Segment Information" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Our Standard Commercial Lines and Standard Personal Lines products and services are written through our nine insurance subsidiaries, some of which write flood business through the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program ("WYO"). Our Excess and Surplus ("E&S") Lines products and services are written through one subsidiary, Mesa Underwriters Specialty Insurance Company ("MUSIC"). This subsidiary provides us with a nationally-authorized non-admitted platform to offer insurance products and services to customers who generally cannot obtain coverage in the standard marketplace.

Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries."

In Management's Discussion and Analysis ("MD&A"), we will discuss and analyze the consolidated results of operations and financial condition, as well as known trends and uncertainties that may have a material impact in future periods. Within the MD&A, all prior year amounts for non-catastrophe property losses, and the related ratios, have been adjusted to include the related loss expenses, which is consistent with the current year presentation. The MD&A will discuss and analyze our 2019 results compared to our 2018 results. For discussion and analysis of our 2018 results compared to our 2017 results, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In the MD&A, we will discuss and analyze the following:

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for Years Ended December 31, 2019, 2018, and 2017;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
We have identified the policies and estimates described below as critical to our business operations and the understanding of the results of our operations. Our preparation of the consolidated financial statements ("Financial Statements") requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. We can offer no assurance that actual results will be the same as those estimates, and it is possible they will differ materially. Those estimates that were most critical to the preparation of the Financial Statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and other-than-temporary-impairments (“OTTI”); and (iv) reinsurance.

Reserves for Loss and Loss Expense
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to us, and our payment of that loss. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net loss and loss expense. At December 31, 2019, we had recorded $4.1 billion of gross loss and loss expense reserves and $3.5 billion of net loss and loss expense reserves. At December 31, 2018, these gross and net reserves were $3.9 billion and $3.4 billion, respectively. The Insurance Subsidiaries' liability duration was approximately 3.6 years at both December 31, 2019 and December 31, 2018.

The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2019 and 2018:

As of December 31, 2019
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$247,267	1,269,643	1,516,910	195,830	1,321,080
Workers compensation	372,104	729,298	1,101,402	206,414	894,988
Commercial automobile	216,358	408,371	624,729	14,352	610,377
Businessowners' policies	35,062	57,929	92,991	3,012	89,979
Commercial property	63,678	17,083	80,761	26,526	54,235
Other	14,213	5,357	19,570	9,113	10,457
Total Standard Commercial Lines	948,682	2,487,681	3,436,363	455,247	2,981,116

Personal automobile	68,605	80,445	149,050	44,104	104,946
Homeowners	13,616	21,713	35,329	1,182	34,147
Other	11,600	28,221	39,821	28,993	10,828
Total Standard Personal Lines	93,821	130,379	224,200	74,279	149,921

E&S casualty lines[1]	68,042	328,301	396,343	14,319	382,024
E&S property lines[2]	3,146	7,111	10,257	317	9,940
Total E&S Lines	71,188	335,412	406,600	14,636	391,964

Total	$1,113,691	2,953,472	4,067,163	544,162	3,523,001
1Includes general liability (94% of net reserves) and commercial auto liability coverages (6% of net reserves).
2Includes commercial property (85% of net reserves) and commercial auto property coverages (15% of net reserves).

December 31, 2018
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$244,367	1,152,770	1,397,137	181,102	1,216,035
Workers compensation	402,732	742,726	1,145,458	220,683	924,775
Commercial auto	197,777	363,234	561,011	15,641	545,370
Businessowners' policies	31,631	60,675	92,306	3,473	88,833
Commercial property	63,651	10,943	74,594	12,620	61,974
Other	6,339	6,686	13,025	2,909	10,116
Total Standard Commercial Lines	946,497	2,337,034	3,283,531	436,428	2,847,103

Personal automobile	70,993	75,081	146,074	45,572	100,502
Homeowners	14,627	20,109	34,736	1,346	33,390
Other	14,569	27,844	42,413	31,777	10,636
Total Standard Personal Lines	100,189	123,034	223,223	78,695	144,528

E&S casualty lines[1]	66,867	304,864	371,731	21,898	349,833
E&S property lines[2]	8,053	7,330	15,383	367	15,016
E&S Lines	74,920	312,194	387,114	22,265	364,849

Total	$1,121,606	2,772,262	3,893,868	537,388	3,356,480
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (88% of net reserves) and commercial auto property coverages (12% of net reserves).

How reserves are established
Reserves for loss and loss expense are comprised of both case reserves on individual claims and reserves for claims incurred but not reported ("IBNR").  Case reserves result from claims that have been reported to one or more of our Insurance Subsidiaries, and are estimated based on the facts and circumstances known at that time.  IBNR reserves are established at more aggregated levels than case basis reserves, and include provisions for (i) claims not yet reported, (ii) claims that have been reported, but current case reserves are not sufficient, (iii) claims that will be reopened in the future, and (iv) anticipated salvage and subrogation received.

Initial loss and loss expense reserves are established as follows:

i.
At its inception, the current accident year’s reserves are recorded based upon the actuarial expectation for the ultimate loss and loss expense ratios. This approach reflects that, at inception, there is no actual loss data from which to project estimates.

ii.
Prior accident years’ ultimate losses and loss expenses are held constant from the prior period. Similar to the current accident year, the associated IBNR provision is set equal to the ultimate loss and loss expense minus the amounts paid and reserved in case for reported claims.

The recorded loss and loss expense reserves are evaluated each quarter to determine if any adjustments are appropriate. In assessing reserve levels, management’s primary tool is the quarterly reserve review conducted by our internal actuaries, which results in comprehensive loss and loss expense projections by line of business. This review applies generally accepted actuarial techniques to our own loss and loss expense experience, to produce ultimate loss and loss expense estimates. In performing this review, the actuaries must create “reserve cohorts” that aggregate similar data in sufficient volume to increase statistical credibility, while maintaining appropriate differentiation among reserve cohorts. Various reserve projection methodologies are applied to these reserve cohorts. These methods require numerous assumptions, such as the selection of loss and loss expense development factors and the weight to be applied to each individual projection method, among others. The techniques applied include paid and incurred versions of the following approaches: aggregate loss and loss expense development, Bornhuetter-Ferguson, Berquist-Sherman, and claims count and severity methods. Ultimate loss and loss expenses are selected from the various methods, considering the strengths and weaknesses of the methods as they apply to the specific line and accident year. The selected reserves by line of business and accident year are aggregated in order to assess the overall reserve adequacy.

While these methods work effectively for prior accident years, they are less effective for the current accident year, which often has limited actual reported data from which to project. Therefore, the current accident year’s estimate is heavily dependent upon the loss and loss expense ratios that result from our detailed actuarial planning process. This process uses historical experience, adjusted for pricing changes, loss and loss expense trends, along with anticipated underwriting and claims improvements, to estimate ultimate loss and loss expense ratios for the current accident year. At the outset of the year, these estimates serve as the basis for establishing our reserves. As the year progresses, these projections are updated with actual price changes and updated loss trends to evaluate the original current accident year loss and loss expense ratios. Actual experience is also considered, including aggregate paid and incurred losses, and incurred claims counts and severities, when evaluating these loss and loss expense ratios. Where deemed appropriate, adjustments are made to the current accident year selected ultimate loss and loss expenses.

The result of the reserve review is a set of ultimate loss and loss expense estimates by line of business, including the current and prior accident years. While this serves as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered. Internal factors include (i) changes to our underwriting and claims practice, (ii) supplemental data regarding claims reporting and settlement trends, (iii) exposure estimates for reported claims, along with recent development on those estimates with respect to individual large claims and the aggregate of all claims, (iv) the rate at which new large or complex claims are being reported, and (v) additional trends observed by claims personnel or reported to them by defense counsel.  External factors considered include (i) legislative enactments, (ii) judicial decisions, (iii) social inflation and heightened awareness of sources of liability, and (iv) trends in general economic conditions, including the effects of inflation.

After giving consideration to the items described above, management’s judgment is applied in determining any required IBNR adjustments, which are then established and recorded.

Our loss and loss expense reserves are estimates of future events, the outcomes of which are not yet known. It is possible that actual outcomes will differ materially from the provisions established. While this risk cannot be eliminated, we review our indicated reserves quarterly and make adjustments to IBNR based on information available at that time. These changes in our IBNR estimates are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate may be material to the results of operations in future periods.

In addition to the process described above, we have an external consulting actuary perform an independent review of our reserves semi-annually. While we do not explicitly rely on the results of the external consulting actuary's semi-annual independent reviews, we do review and discuss their findings and consider any insights and observations when establishing our reserves. While not required to be performed by an independent external actuary, our independent external actuary issues the annual statutory Statement of Actuarial Opinion for our Insurance Subsidiaries.

Range of reasonable reserve estimates
We have estimated a range of reasonably possible reserve estimates for net loss and loss expense claims of $3,156 million to $3,737 million at December 31, 2019 . This range reflects low and high reasonable reserve estimates determined by judgmentally adjusting the methods, factors and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates, as opposed to a distribution of all possible outcomes. Therefore, it is possible that the final outcomes may fall above or below these amounts. The range does not include a provision for potential increases or decreases associated with asbestos, environmental, certain other continuous exposure claims, and other latent exposures, as traditional actuarial techniques cannot be effectively applied.

Major developments related to loss and loss expense reserve estimates and uncertainty
The Insurance Subsidiaries are multi-state, multi-line property and casualty insurance companies and, as such, are subject to reserve uncertainty stemming from a variety of sources. These uncertainties are considered at each step in the process of establishing loss and loss expense reserves. As market conditions change, certain developments may occur that increase or decrease the amount of uncertainty. These developments include impacts within our own paid and reported loss and loss expense experience, as well as other internal and external factors that have not yet manifested within our data, but may do so in the future. All of these developments are considered when establishing loss and loss expense reserves, and in estimating the range of reasonable reserve estimates.

Changes in Reserve Estimates (Loss Development)
Each quarter a reserve review produces updated reserve estimates for the current and prior accident years, which in turn leads to changes in the recorded reserves; favorable or unfavorable. In 2019, we experienced overall net favorable prior year loss development of $50.3 million, compared to $29.9 million in 2018 and $39.2 million in 2017. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2019	2018	2017
General liability	$(5.0)	(9.5)	(48.3)
Commercial Automobile	0.7	36.7	35.6
Workers compensation	(68.0)	(83.0)	(52.3)
Businessowners' policies	1.9	(1.5)	1.9
Commercial property	5.1	7.5	8.7
Homeowners	7.5	9.8	0.4
Personal automobile	4.4	3.0	6.7
E&S casualty lines	2.0	12.0	10.0
E&S property lines	1.0	(4.8)	0.1
Other	0.1	(0.1)	(2.0)
Total	$(50.3)	(29.9)	(39.2)
A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2019, our general liability line of business had recorded reserves, net of reinsurance, of $1.3 billion, which represented 37% of our total net reserves. In 2019, this line experienced favorable development of $5.0 million, attributable to lower loss severities in accident years 2015 and 2016, partially offset by increases in the 2017 and 2018 accident years.

During 2018, this line experienced favorable development of $9.5 million, attributable to lower than expected loss expenses in accident years 2013 through 2017. The favorable loss expense emergence was partially offset by higher than expected loss emergence in accident years 2016 and 2017.

By its nature, this line presents a diverse set of exposures, and can be influenced by a variety of developments, including legislative enactments, judicial decisions, and social inflation. Potential increases in either economic or social inflation could impact the loss trends for this line of business. Sources of social inflation could include decreased public trust in business, non-profit, social service, religious organizations, government, and the press that lead to increases in our loss expenses and or loss experience from (a) an increased number of claimants who engage lawyers earlier in the claims process and (b) higher awards and verdicts in litigation.

We have exposure to abuse and molestation claims through insurance policies that we: (i) principally underwrite through our Community and Public Services ("CAPS") strategic business unit; and (ii) issue to schools, religious institutions, daycares, and other social services. Through 2017, our exposure to abuse and molestation risk had been increasing, reflective of the growth in our CAPS book. In 2018, we introduced more stringent underwriting eligibility guidelines and partnered with a third party to better assess exposure and introduce greater loss control measures. In 2019, we filed and approved significant rate increases for this exposure. These actions have limited our growth in this strategic business unit.

We also have exposure to abuse and molestation claims from recently enacted state laws that extend the statute of limitations or permit windows to be opened for abuse and molestation claims and lawsuits that were previously barred by statutes of limitations. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by predecessor companies that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

To better understand our exposure to abuse and molestation, we have instituted enhanced claims coding to identify and classify abuse and molestation claims. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends. While these actions should help us better understand this rapidly evolving exposure, the ultimate impact of social, political, and legal trends remains highly uncertain, and as a result, our loss and loss expense reserves remain highly uncertain.

Standard Market Workers Compensation Line of Business
At December 31, 2019, our workers compensation line of business recorded reserves, net of reinsurance, of $895 million, which represented 25% of our total net reserves. During 2019, this line experienced favorable development of $68.0 million, driven by accident years 2017 and prior. During 2018, this line experienced favorable development of $83.0 million, driven by accident years 2017 and prior. During 2019, this line again showed lower loss emergence than expected, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions; and (iii) various significant claims initiatives that we have implemented. Because of the length of time that injured workers receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

While we believe the underwriting and claims operational changes improved our underwriting experience, there is always risk associated with change. Most notably, changes in operations, as well as potentially significant medical inflation, may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, there remains a greater risk of fluctuation in the estimated reserves.

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

Changes in statutory workers compensation benefits - Benefit changes may be enacted that affect all outstanding claims, including claims that have occurred in the past. Depending upon the social and political climate, these changes may either increase or decrease associated claim costs;

Changes in utilization of the workers compensation system - These changes may be driven by economic, legislative, or other changes, such as increased use of pharmaceuticals, more complex medical procedures, changes in the life expectancy of permanently-injured workers, and availability of health insurance, among others. Also, lower levels of unemployment may cause the hiring of less skilled workers who may experience higher loss frequencies.

Audit premium and endorsement premium may also introduce uncertainty into our reserves, as earned premiums are used as a basis to set initial reserves. Over recent years, this activity has been fairly consistent. Audit and endorsement activity resulted in additional DPW of $15.9 million in 2019 and $12.1 million in 2018.

Standard Market Commercial Automobile Line of Business
At December 31, 2019, our commercial automobile line of business had recorded reserves, net of reinsurance, of $610 million, which represented 17% of our total net reserves. In 2019, this line experienced no material prior year reserve development.

In 2018, this line experienced unfavorable prior year reserve development of $36.7 million, which was mainly driven by higher than expected severities in accident years 2015 through 2017.

For both us and the industry, the commercial automobile line has experienced unfavorable trends in recent years. Increased frequencies are likely due to increased miles driven as a result of lower unemployment and lower gasoline prices, coupled with poor road quality, as well as an increase in distracted driving. We have seen rising severities on both bodily injury and property damage claims. On bodily injury claims, we have seen an increase in the average value of our paid loss settlements, which may be related to higher awards driven by aggressive attorney representation. Increasing property damage severities may be the result of the increasing complexity of vehicles and the technology they incorporate, which results in increased repair costs.

Over the last several years, we have taken actions to improve the profitability of this line of business, including:

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

Standard Market Personal Automobile Line of Business
At December 31, 2019, our personal automobile line of business had recorded reserves, net of reinsurance, of $105 million, which represented 3% of our total net reserves. In 2019, this line experienced unfavorable prior year reserve development of $4.4 million, mainly attributable to higher loss severities in accident year 2018. In 2018, this line experienced unfavorable prior year reserve development of $3.0 million, which was mainly attributable to an increase in accident years 2016 and 2017.

Some of the sames issues affecting the commercial automobile line are also affecting this line. Increased miles driven and vehicle repair costs, poor road quality, coupled with social trends such as distracted driving, are likely causes of increased frequencies and rising severities. We continue to recalibrate our predictive models and refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, they may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Casualty Lines of Business
At December 31, 2019, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $382 million, which represented 11% of our total net reserves. In 2019, this line experienced minimal unfavorable prior year reserve development . In 2018, this line experienced unfavorable prior year reserve development of $12.0 million, mostly associated with accident years 2015 and 2016. While we continue to build historical loss experience in this segment, our experience base is still significantly shorter than we have for our Standard Commercial Lines segment, therefore, our reserves for this line have greater uncertainty. In addition, by its nature, the composition of this book tends to undergo greater changes over time, which may impact development patterns.

Our E&S casualty lines results have improved over recent years. Our E&S casualty lines underwriting operations have exited from several targeted classes of business that have historically produced volatile results, which include commercial auto liability, liquor liability, and snow removal.

Further support for casualty improvements were attributable to the following actions related to E&S casualty claims:

•
Over the course of late 2015 and early 2016, our E&S casualty lines claims handling function was aligned with our standard operations claims function. E&S casualty lines claims were migrated from the business unit in Scottsdale, Arizona to the appropriate regional claims operation. Complex claims are referred to the corporate Complex Claims Unit ("CCU") for specialized handling.

•
Claims have been segregated into “litigated” and “non-litigated” categories. Separate claim handling teams have been created, with the required skill sets, to appropriately handle these two types of claims.

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

We believe that the actions above are resulting in earlier identification of severe claims and earlier claims resolutions with improved outcomes. However, changes in claims operations can result in changes to claims reserving and settlement patterns. Once claims initiatives are implemented, it takes time for patterns to stabilize, and in the near term, these operational changes increase the uncertainty in reserve estimates.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Like all areas of our organization, our Claims Department is continually identifying areas for improvement and efficiency to increase their value proposition to our insureds and organization. These improvements may lead to changes in claims practices that affect average case reserve levels and claims settlement rates, which directly impact the data used to project ultimate loss and loss expense. While these changes increase the uncertainty in our estimates in the short term, we expect the longer-term benefit will be more refined management of the claims process.

Our internal reserve analyses incorporate certain actuarial projection methods that make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own assumptions and judgments associated with them, therefore, as with any projection method, they are not definitive in and of themselves. Further, our various claims initiatives may prove more or less beneficial than currently reflected, which will affect development in future years. Our various projection methods provide an indication of these potential future impacts. These impacts would be greatest within our larger reserve lines of workers compensation, general liability, and commercial automobile liability, within the more recent accident years.

Economic Inflationary Impacts
United States ("U.S.") monetary policy and global economic conditions bring additional uncertainty in the long term given the length of time required for claim settlement and the impact of medical cost trends relating to longer-tail liability and workers compensation claims. Uncertainty regarding future inflation or deflation creates the potential for additional volatility in our reserves for these lines of business.

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

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible and may be material to the results of operations in future periods. Set forth below are sensitivity tests that highlight potential impacts to loss and loss expense reserves under different scenarios, for the major casualty lines of business. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results in the tables below do not constitute an actuarial range. While the figures represent possible impacts from variations in key assumptions identified by management, there is no assurance that future emergence of our loss and loss expense experience will be consistent with either our current or alternative sets of assumptions.

While the sources of variability discussed above are generated by different internal and external trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition to the expected development patterns, the expected loss and loss expense ratios are another key assumption in the reserving process. These expected ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis, and then adjusting it to the current accident year's pricing and loss cost levels. Impact from changes in the underwriting portfolio and to claims handling practices are also quantified and reflected, where appropriate. As is the case with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table shows the estimated impacts from changes in expected reported loss and loss expense development patterns. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmental, they are based on the reserve range analysis and the actual historical reserve development for the line of business. The second table shows the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	10%	$(130)	$130
Workers compensation	12	(80)	80
Commercial automobile liability	10	(55)	55
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(40)	40

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(65)	$65
Workers compensation	10		(30)	30
Commercial automobile liability	10		(40)	40
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(20)	20

Note that there is some overlap between the impacts in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. However, these tables provide perspective into the sensitivity of each of these key assumptions. While the changes above represent outcomes based on reasonably likely changes to our underlying reserving assumptions, they do not represent a full range of possible outcomes. It is possible that our reserves could increase or decrease significantly more than or less than what is reflected in the tables above.

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

The total recorded net loss and loss expense reserves for these claims were $21.6 million as of December 31, 2019 and $22.8 million as of December 31, 2018. The emergence of these claims occurs over an extended period and is highly unpredictable. For example, within our Standard Commercial Lines book, certain landfill sites are included on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). Once on the NPL, the USEPA determines an appropriate remediation plan for these sites. A landfill can remain on the NPL for many years until final approval for the removal of the site is granted from the USEPA. The USEPA has the authority to re-open previously-closed sites and return them to the NPL. We currently have reserves for six customers related to three sites on the NPL.

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

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to asbestos-containing products. Our primary exposure arises from insuring various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2019, asbestos claims constituted 23% of our $21.6 million net asbestos and environmental reserves, compared to 27% of our $22.8 million net asbestos and environmental reserves at December 31, 2018.

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

Historically, our asbestos and environmental claims have been significantly lower in volume, with less volatility and uncertainty than many of our competitors in the Standard Commercial Lines industry. Prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980's, we primarily wrote Standard Personal Lines, and therefore, our exposure to asbestos and environmental claims has been limited.

Other Latent Exposures
In addition to asbestos and environmental reserves, we also have exposure to other latent and continuous trigger exposures in our ongoing portfolio. Examples include construction defect claims and abuse and molestation coverage for which states have expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices. Similar to asbestos and environmental claims, these claims are handled by a dedicated claims unit. The impact of social, political, and legal trends remains highly uncertain, and as a result, our loss and loss expense reserves on these claims remain highly uncertain.

Pension and Post-retirement Benefit Plan Actuarial Assumptions
Our pension and post-retirement benefit obligations and related costs are calculated using actuarial methods, within the framework of U.S. generally accepted accounting principles ("GAAP"). Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement. We evaluate these key assumptions annually. Other assumptions involve demographic factors, such as retirement age and mortality.
The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the prices at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. A higher discount rate reduces the present value of benefit obligations. Conversely, a lower discount rate increases the present value of benefit obligations. Our discount rate decreased 113 basis points, to 3.33%, as of December 31, 2019, compared to 4.46% as of December 31, 2018. The decrease was driven by a decrease in interest rates and a contraction of corporate credit spreads in 2019. For additional information regarding our discount rate selection, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The expected long-term rate of return on the plan assets is determined by considering the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A higher expected rate of return on pension plan assets would decrease pension expense. Our long-term expected return on plan assets decreased 70 basis points, to 5.80%, as of December 31, 2019, compared to 6.50% as of December 31, 2018. The decrease was due to lower expected returns within our longer-dated fixed income securities portfolio, as interest rates and credit spreads declined significantly in 2019.

, Our pension and post-retirement benefit plan obligation was $408.5 million at December 31, 2019 and $350.0 million at December 31, 2018. Plan assets were $385.1 million at December 31, 2019 and $331.7 million at December 31, 2018. Volatility in the marketplace, coupled with changes in the discount rate assumption, could materially impact our pension and post-retirement life valuation in the future. For additional information regarding our pension and post-retirement benefit plan obligations, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Investment Valuation and OTTI

Investment Valuation
The fair value of our investment portfolio is defined under accounting guidance as the exit price or the amount that would be: (i) received to sell an asset; or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must, when available, rely on observable market data. The majority of securities in our equity portfolio have readily determinable fair values and, as such, are recorded at fair value with changes in unrealized gains or losses being recognized through income. Additionally, our available-for-sale ("AFS") fixed income securities portfolio is recorded at fair value and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For both our AFS and held-to-maturity ("HTM") fixed income securities portfolios, fair value is a key factor in the evaluation of a security for OTTI.

We have categorized our investment portfolio, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The fair value of approximately 99% of our investment portfolio is classified as either Level 1 or Level 2 in the fair value hierarchy. Fair value measurements in Level 1 represent quoted prices in active markets for identical assets. Fair value measurements in Level 2 represent prices determined using observable data from similar securities that have traded in the marketplace, typically using matrix pricing. The fair value of our Level 2 securities are determined by external pricing services. We have evaluated the pricing methodology used for these Level 2 prices and have determined that the inputs used are observable. For additional information regarding the valuation techniques used, refer to item (d) of Note 2. "Summary of Significant Accounting Policies" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report.

Less than 1% of our investment portfolio is classified as Level 3 in the fair value hierarchy. Fair value measurements in Level 3 are based on unobservable market inputs because the related securities are not traded on a public market. For additional information regarding the valuation techniques used for our Level 3 securities, refer to item (d) of Note 2. "Summary of Significant Accounting Policies" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report.

OTTI
Our investment portfolio is subject to market declines below amortized cost that may be other than temporary, and therefore, may result in the recognition of OTTI losses. Factors considered in the determination of whether or not a decline is other than temporary require significant judgment and include, but are not limited to, the financial condition of the issuer, the expected near-term and long-term prospects of the issuer, and our evaluation of the projected cash flow stream from the security. We also consider whether or not we have the intent to sell securities that are in an unrealized loss position. For additional information regarding our OTTI process and OTTI charges recorded, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (j) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Annual Report, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent estimates of the portion of such liabilities that will be recovered from reinsurers. Each reinsurance contract is analyzed to ensure that the transfer of risk exists to properly record the transactions in the Financial Statements. Amounts recovered from reinsurers are recognized as assets at the same time as, and in a manner consistent with, the paid and unpaid losses associated with the reinsured policies. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information. However, reinsurers often purchase and rely on their own retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. The details of these retrocessional reinsurance programs are not always adequately disclosed, which can make it difficult to assess the inherent counterparty credit risk and exposure of our reinsurers. Our allowance for estimated uncollectible reinsurance totaled $4.4 million at December 31, 2019 and $4.5 million at December 31, 2018. We continually monitor developments that may impact recoverability from our reinsurers and have available to us contractually provided remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2019, 2018, and 2017[1]
				2019 vs. 2018			2018 vs. 2017
($ in thousands, except per share amounts)	2019		2018			2017
Financial Data:
Revenues	$2,846,491		2,586,080	10%		$2,469,984	5%
After-tax net investment income	181,161		160,481	13		118,520	35
After-tax underwriting income	129,554		95,727	35		100,318	(5)
Net income before federal income tax	336,390		211,721	59		261,968	(19)
Net income	271,623		178,939	52		168,826	6

Key Metrics:
Combined ratio	93.7%		95.0	(1.3)	pts	93.3%	1.7	pts
Invested assets per dollar of stockholders' equity	$3.05		3.33	(8)%		$3.32	—%
Return on equity ("ROE")	13.6%		10.2	3.4	pts	10.4	(0.2)	pts
Statutory premiums to surplus ratio	1.4	x	1.4	—		1.4	—

Per Share Amounts:
Diluted net income per share	$4.53		3.00	51		$2.84	6
Book value per share	36.91		30.40	21%		29.28	4%
Dividends declared per share to stockholders	0.83		0.74	12		0.66	12

Non-GAAP Information:
Non-GAAP operating income[2]	$264,418		218,567	21%		$184,898	18%
Diluted non-GAAP operating income per share[2]	4.40		3.66	20		3.11	18
Non-GAAP operating ROE[2]	13.3%		12.5	0.8	pts	11.4%	1.1	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income is used as an important financial measure by us, analysts, and investors, because the realization of net investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, these net realized investment gains and losses, as well as OTTI that are charged to earnings, unrealized gains and losses on equity securities, the deferred tax asset charge that was recognized in 2017 in relation to the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), and debt retirement costs could distort the analysis of trends.

Reconciliations of net income, net income per diluted share, and ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income
($ in thousands)	2019	2018	2017
Net income	$271,623	178,939	168,826
Net realized and unrealized (gains) losses, before tax	(14,422)	54,923	(6,359)
Debt retirement costs, before tax	4,175	—	—
Tax on reconciling items	3,042	(15,295)	2,226
Tax Reform impact	—	—	20,205
Non-GAAP operating income	$264,418	218,567	184,898

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	2019	2018	2017
Net income per diluted share	$4.53	3.00	2.84
Net realized and unrealized (gains) losses, before tax	(0.24)	0.92	(0.11)
Debt retirement costs, before tax	0.07	—	—
Tax on reconciling items	0.04	(0.26)	0.04
Tax Reform impact	—	—	0.34
Non-GAAP operating income per diluted share	$4.40	3.66	3.11

Reconciliation of ROE to non-GAAP operating ROE	2019	2018	2017
ROE	13.6%	10.2	10.4
Net realized and unrealized (gains) losses, before tax	(0.7)	3.1	(0.4)
Debt retirement costs, before tax	0.2	—	—
Tax on reconciling items	0.2	(0.8)	0.2
Tax Reform impact	—	—	1.2
Non-GAAP operating ROE	13.3%	12.5	11.4

The components of our ROE are as follows:

ROE Components	2019	2018	Change Points	2017	Change Points
Standard Commercial Lines Segment	5.8%	4.9	0.9	6.1	(1.2)
Standard Personal Lines Segment	0.3	0.6	(0.3)	0.4	0.2
E&S Lines Segment	0.4	—	0.4	(0.3)	0.3
Total insurance operations	6.5	5.5	1.0	6.2	(0.7)

Investment income	9.1	9.2	(0.1)	7.3	1.9
Net realized and unrealized gains (losses)	0.5	(2.3)	2.8	0.2	(2.5)
Total investments segment	9.6	6.9	2.7	7.5	(0.6)

Debt retirement costs	(0.2)	—	(0.2)	—	—
Tax Reform impact	—	—	—	(1.2)	1.2
Other	(2.3)	(2.2)	(0.1)	(2.1)	(0.1)

ROE	13.6%	10.2	3.4	10.4	(0.2)

In 2019, we generated net income per diluted share of $4.53, compared to $3.00 in 2018. Non-GAAP operating income per diluted share was $4.40 for 2019, compared to $3.66 for 2018. The 2019 non-GAAP operating income per diluted share results were primarily impacted by (i) lower levels of non-catastrophe property loss and loss expenses of $0.27 per diluted share, (ii) lower levels of catastrophe property losses of $0.17 per diluted share, (iii) higher levels of favorable prior year casualty reserve development of $0.21 per diluted share, and (iv) an increase in net investment income of $0.33 per diluted share. These improvements were partially offset by an increase in underwriting expenses of $0.21 per diluted share, mainly due to higher profit-based expenses to our employees and agents. In addition, net income per diluted share benefited from after-tax net realized and unrealized gains of $0.18 per diluted share in 2019, compared to $0.66 of after-tax net realized and unrealized losses per diluted share in 2018.

2019 marks our sixth consecutive year of double-digit operating ROEs, placing us among an elite group of insurance companies that have achieved this level of performance. Our non-GAAP operating ROE of 13.3% in 2019 was 130 basis points above our 2019 non-GAAP operating ROE target of 12%, and 80 basis points higher than our non-GAAP operating ROE in 2018. Despite exceeding our target, our 2019 non-GAAP operating ROE was negatively impacted by net unrealized after-tax gains of $169 million on our fixed income securities portfolio, which decreased our non-GAAP operating ROE by 60 basis points, and will lower our 2020 ROE by approximately 100 basis points.

We generated 21% growth in book value per share in 2019 compared to 2018. In 2019, the strong growth in book value per share was driven by net income and the after-tax net unrealized gains on our fixed income securities portfolio, partially offset by dividends paid to shareholders.

Insurance Operations
Our insurance segments delivered profitable results in 2019, contributing to a combined ROE in the year of 6.5%. The 2019 ROE increased 1.0 point compared to 2018, reflecting a 1.3-point improvement in our combined ratio. The improvement was principally driven by (i) lower levels of non-catastrophe property loss and loss expenses and catastrophe property losses, and (ii) higher levels of favorable prior year casualty reserve development. These improvements were partially offset by a higher expense ratio of 0.6 points, which reflected a 0.5-point increase in profit-based expenses to our employees and compensation to our distribution partners.

The following table provides quantitative information for analyzing the combined ratio:

All Lines			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
Insurance Operations Results:
NPW	$2,679,424	2,514,286	7%		$2,370,641	6%
Net premiums earned ("NPE")	2,597,171	2,436,229	7		2,291,027	6
Less:
Loss and loss expense incurred	1,551,491	1,498,134	4		1,345,074	11
Net underwriting expenses incurred	876,567	808,939	8		786,983	3
Dividends to policyholders	5,120	7,983	(36)		4,634	72
Underwriting income	$163,993	121,173	35%		$154,336	(21)%
Combined Ratios:
Loss and loss expense ratio	59.7%	61.5	(1.8)	pts	58.7%	2.8	pts
Underwriting expense ratio	33.8	33.2	0.6		34.4	(1.2)
Dividends to policyholders ratio	0.2	0.3	(0.1)		0.2	0.1
Combined ratio	93.7	95.0	(1.3)		93.3	1.7

Our 2019 results continued to reflect our efforts to: (i) achieve overall renewal pure price increases (3.6%) that were in line with expected loss trend; (ii) generate new business; and (iii) improve the underlying profitability of our business through various underwriting and claims initiatives. We continue to execute on our strategy for disciplined NPW growth, with 7% growth in 2019 compared to 2018. The growth in 2019 was primarily due to strong retention and new business growth, mainly in our Standard Commercial Lines. Our growth in 2019 was aided by the net appointment of about 80 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The loss and loss expense ratio decreased 1.8 points in 2019, compared to the same prior year period, driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Change in Ratio
2019	$410.5	15.8	pts	$81.0	3.1	pts	18.9	(1.3)
2018	405.6	16.6		88.0	3.6		20.2	2.1

($ in millions)	Favorable Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Change in Ratio
2019	(61.0)	(2.3)	pts	(0.6)
2018	(41.5)	(1.7)		0.4

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2019		2018	2017
General liability	$(5.0)		(9.5)	(48.3)
Commercial automobile	4.0		37.5	36.0
Workers compensation	(68.0)		(83.0)	(52.3)
Businessowners' policies	—		(3.0)	—
Other	—		—	(2.0)
Total Standard Commercial Lines	(69.0)		(58.0)	(66.6)

Homeowners	—		1.5	1.0
Personal automobile	6.0		3.0	7.0
Total Standard Personal Lines	6.0		4.5	8.0

E&S	2.0		12.0	10.0

Total (favorable) prior year casualty reserve development	$(61.0)		(41.5)	(48.6)

(Favorable) impact on loss ratio	(2.3)	pts	(1.7)	(2.1)
For qualitative discussions regarding reserve development, refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Investments Segment
Net investment income, after tax, grew 13% in 2019 compared to 2018, principally driven by: (i) strong cash flow from operations that was 18% of NPW; (ii) $106 million in net proceeds from our 5.375% Senior Notes issuance on March 1, 2019; and (iii) active portfolio management. Net investment income, after tax, contributed 9.1 percentage points to ROE in 2019, compared to 9.2 points in 2018.

Net realized and unrealized gains and losses increased ROE by 0.5 points in 2019, compared to a reduction of 2.3 points in 2018. The improvement of 2.8 points was primarily driven by the sales of securities within our investment portfolio in 2019. In 2019, we sold a significant portion of our public equity securities, generating $24.8 million of realized gains, compared to sales of certain fixed income securities in 2018 that resulted in losses.

Other
On March 1, 2019, Selective issued 5.375% Senior Notes with an aggregate principal amount of $300 million, the proceeds of which were used, in part, to redeem our 5.875% Senior Notes with an aggregate principal balance of $185 million that became callable in 2018. As a result of this redemption, we incurred after-tax debt retirement costs of $3.3 million, which reduced our ROE by 0.2 points in 2019. These costs have been excluded from non-GAAP operating income.

Outlook
We ended 2019 with record levels of GAAP equity, holding company cash and invested assets, statutory surplus, and strong financial results, which reflects our capital management and disciplined execution within our underwriting and investment functions. In the first quarter of 2019, we executed our first institutional public debt offering with the issuance of $300 million aggregate principal amount of 5.375% Senior Notes.

For 2020, we have established a non-GAAP operating ROE target of 11% based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions. The reduction in our non-GAAP operating ROE target from 12% in 2019, to 11% in 2020, principally reflects a reduction in our weighted average cost of capital and the lower interest rate environment, which has put pressure on investment yields and increased our stockholders' equity.

Looking ahead to 2020, there remain a number of areas that require our continued focus to maintain our financial position:

•	Actively managing the investment portfolio to minimize the impact of lower interest rates on after-tax yields while managing credit, duration, and liquidity risk.

•	Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend.

•
Delivering on our strategy for continued disciplined growth, which will be driven by the addition of new agents, greater share of wallet in our agents’ offices, and geographic expansion over the longer term. Our longer-term Standard Commercial Lines target is to attain a 3% market share in the states in which we operate, by appointing partner relationships approximating 25% of their markets and seeking an average share of wallet of 12% across the relationships. This goal represents an additional premium opportunity in excess of $2.7 billion.

•
Identifying opportunities to enhance operational efficiencies, including optimizing compensation and commission structures, and evaluating process improvements by better leveraging technologies, automation and robotics, and thereby driving our expense ratio down over time.

In addition to maintaining our strong financial position in 2020 and beyond, we also continue to enhance our customer experience strategy, including by offering value-added technologies and services. During 2019, we made a number of enhancements to our self-service and digital service offerings, including (i) our “Selective® Drive” program, which was first introduced to certain commercial automobile policyholders through our distribution partners in the fourth quarter of 2018, (ii) proactive communications of product recalls, possible loss activity, policy changes, and risk management activities, (iii) Security Mentor, a product provided to our customers to better understand and manage cybersecurity risks, (iv) technology usage to reduce claim cycle time, such as SWIFTClaim® fast tracking, and (v) other digital self-service capabilities for our customers. Our new marketing tagline, "Be Uniquely Insured," was rolled out in 2019, and speaks to our differentiated value proposition for our customers and distribution partners. Investing in and building out technologies that improve the customer experience journey remains a core focus for us.

Overall, we remain extremely pleased with our financial and strategic position heading into 2020. We will maintain a steadfast focus on underwriting discipline as we execute on our various strategies to generate profitable growth. The investments we are making today in our franchise distribution model, sophisticated underwriting tools and technology, and overall customer experience in an omni-channel environment, will position us as a leader in the coming years.

Turning to 2020 expectations, Conning, Inc. is currently forecasting a property and casualty industry combined ratio of 97.6%, including 4.5 points of catastrophe losses, with a non-GAAP operating ROE of 6.5%. (Source: ©2020 Conning, Inc.  Used with permission.)

Our guidance for 2020 is based on our current view of the marketplace and our more significant assumptions, including our pricing and loss trend expectations and estimates, underwriting improvements and claims initiatives, and our expected reinvestment yields, alternative investment income, portfolio asset allocation, and statutory tax rates. For 2020, we expect to generate the following results:

•	A GAAP combined ratio, excluding catastrophe losses, of 91.5%. This assumes no prior-year casualty reserve development;

•	Catastrophe losses of 3.5 points;

•	After-tax net investment income of $185 million, which includes $14 million after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 19.5%, which also includes an effective tax rate of 18.5% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds, and a tax rate of 21% for all other items; and

•	Weighted average shares outstanding of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
Insurance Segments Results:
NPW	$2,137,071	1,975,683	8%		$1,858,735	6%
NPE	2,049,614	1,912,222	7		1,788,499	7
Less:
Loss and loss expense incurred	1,187,856	1,141,038	4		1,008,150	13
Net underwriting expenses incurred	710,648	654,097	9		626,201	4
Dividends to policyholders	5,120	7,983	(36)		4,634	72
Underwriting income	$145,990	109,104	34%		$149,514	(27)%
Combined Ratios:
Loss and loss expense ratio	58.0%	59.7	(1.7)	pts	56.3%	3.4	pts
Underwriting expense ratio	34.7	34.2	0.5		35.0	(0.8)
Dividends to policyholders ratio	0.2	0.4	(0.2)		0.3	0.1
Combined ratio	92.9	94.3	(1.4)		91.6	2.7

NPW growth in this segment of our business has reflected: (i) renewal pure price increases; (ii) new business growth; and (iii) stable retention. Quantitative information on these drivers is as follows:

	For the Year Ended December 31,
($ in millions)	2019	2018
Retention	83%	83
Renewal pure price increases on NPW	3.4	3.5
Direct new business	$411.2	381.2

The 1.7-point decrease in the loss and loss expense ratio in 2019 compared to 2018 was driven by the following:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2019	$283.6	13.8	pts	$54.2	2.6	pts	16.4	(1.3)
2018	273.9	14.3		64.3	3.4		17.7	2.5

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$(69.0)	(3.4)	pts	(0.4)
2018	(58.0)	(3.0)		0.7

For quantitative information on the prior year development by line of business, see "Financial Highlights of Results for Years Ended December 2019, 2018, and 2017" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

Our underwriting expense ratio increased by 0.5 points in 2019 compared to 2018, primarily driven by an increase in profit-based expenses to our employees and compensation to our distribution partners.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2019	2018	2019 vs. 2018		2017	2018 vs. 2017
NPW	$699,262	639,720	9%		$594,816	8%
Direct new business	119,055	112,683	6		110,069	2
Retention	83%	83	—	pts	83%	—	pts
Renewal pure price increases	2.8	2.6	0.2		2.6	—
NPE	$669,895	616,187	9%		$569,217	8%
Underwriting income	69,932	70,268	—		98,229	(28)
Combined ratio	89.6	88.6	1.0		82.7	5.9
% of total standard commercial NPW	33	32			32
NPW growth in 2019 compared to 2018 was primarily due to direct new business as outlined in the table above, coupled with strong retention and renewal pure price increases.

The combined ratio increased by 1.0 points in 2019, driven principally by lower favorable prior year casualty reserve development compared to 2018, as outlined in the table below.

($ in millions)	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$(5.0)	(0.7)	pts	0.8
2018	(9.5)	(1.5)		7.0

While the impact of the favorable prior year casualty reserve development on this line in 2019 was relatively minor, in 2018 we had 1.5 points attributable to lower than expected loss adjustment expenses in accident years 2013 through 2017, partially offset by higher than expected loss emergence in accident years 2016 and 2017.

While this line experienced continued favorable prior year casualty reserve development in 2019, it is also exposed to the impacts of certain unfavorable recent trends, including social inflation and state laws enacted that extend the statute of limitations or open windows for previously time-barred actions. As these trends evolve, we continue to adjust our underwriting, pricing, and claims handling practices to better manage the risks these exposures present.

Commercial Automobile
			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
NPW	$590,011	518,942	14%		$465,621	11%
Direct new business	102,956	94,442	9		78,869	20
Retention	83%	83	—	pts	84%	(1) pts
Renewal pure price increases	7.5	7.3	0.2		6.7	0.6
NPE	$554,256	493,093	12%		$442,818	11%
Underwriting loss	(43,797)	(77,403)	43		(65,267)	(19)
Combined ratio	107.9	115.7	(7.8)		114.7	1.0
% of total standard commercial NPW	28	26			25

The increases in NPW shown in the table above reflect renewal pure price increases on this line, coupled with an increase in new business as we continue to write commercial automobile policies as part of our overall customer accounts. The growth in
NPW of 14% in 2019 compared to 2018 reflects an 8% growth in vehicle counts and a 7.5% renewal pure price increase, reflecting our efforts to improve profitability on this line by actively implementing price increases in recent years.
The 7.8-point decrease in the combined ratio in 2019 compared to 2018 was primarily driven by the items in the tables below.

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2019	$100.8	18.2	pts	$2.1	0.4	pts	18.6	(0.3)
2018	90.1	18.3		2.9	0.6		18.9	0.8

($ in millions)	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$4.0	0.7	pts	(6.9)
2018	37.5	7.6		(0.5)

While the prior year casualty reserve development in 2019 was relatively minor, in 2018 we had unfavorable prior year casualty reserve development of 7.6 points, which was driven primarily by increases in frequencies and severities in accident years 2015 through 2017.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than our risk-adjusted targeted combined ratio. To address profitability in this line, we have been actively implementing price increases, which averaged 7.5% in 2019. In addition to price increases, we have also been actively managing our new and renewal business, which we expect will have a positive impact on profitability through business mix improvement.

Workers Compensation
			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
NPW	$309,322	316,647	(2)%		$323,263	(2)%
Direct new business	60,139	60,089	—		66,616	(10)
Retention	84%	84	—	pts	84%	—	pts
Renewal pure price (decreases) increases	(2.8)	(0.2)	(2.6)		—	(0.2)
NPE	$311,370	317,616	(2)%		$317,982	—%
Underwriting income	80,630	94,395	(15)		61,693	53
Combined ratio	74.1	70.3	3.8		80.6	(10.3)
% of total standard commercial NPW	14	16			17

NPW decreased slightly in 2019 compared to 2018, driven by renewal pure price decreases, partially offset by an increase in policy counts and stable retention as shown in the table above.

The 3.8-point increase in the combined ratio in 2019 compared to 2018 was primarily attributable to lower favorable prior year reserve development of 4.3 points. The favorable reserve development for both periods was due to continued favorable medical severity trends impacting accident years 2017 and prior. Due to the length of time that injured workers receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

The favorable prior year casualty reserve development for each year is outlined in the table below.

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/ (Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$(68.0)	(21.8)	pts	4.3
2018	(83.0)	(26.1)		(9.7)

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

Commercial Property
			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
NPW	$373,809	342,027	9%		$322,343	6%
Direct new business	88,527	76,391	16		73,951	3
Retention	82%	82	—	pts	82%	—	pts
Renewal pure price increases	3.3	3.1	0.2		1.7	1.4
NPE	$353,834	329,660	7%		$311,932	6%
Underwriting income (loss)	21,639	(3,211)	774		31,976	(110)
Combined ratio	93.9	101.0	(7.1)		89.7	11.3
% of total standard commercial NPW	17	17			17

NPW growth in this line in 2019 compared to 2018 was primarily due to direct new business as outlined in the table above, coupled with strong retention and renewal pure price increases.

The 7.1-point decrease in the combined ratio in 2019 compared to 2018 was driven by lower weather and non-weather related property losses, as shown in the table below. The higher non-catastrophe property losses in 2018 were principally related to the January deep freeze in our footprint states, coupled with the relatively large number of fire losses during the year and continued increases in non-catastrophe loss severities. The higher catastrophe losses in 2018 included the impact of two hurricanes, Hurricane Florence and Hurricane Michael, and severe winter storms including Grayson and Riley that impacted our footprint states.

Quantitative information regarding property losses is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses				(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio
2019	$149.7	42.3	pts	$44.9	12.7	pts	55.0	(7.5)
2018	154.3	46.8		51.7	15.7		62.5	11.1

Standard Personal Lines Segment

			2019 vs. 2018			2018 vs. 2017
($ in thousands)	2019	2018			2017
Insurance Segments Results:
NPW	$304,592	309,277	(2)%		$296,775	4%
NPE	307,739	304,441	1		289,701	5
Less:
Loss and loss expense incurred	211,300	206,752	2		189,294	9
Net underwriting expenses incurred	88,179	84,925	4		89,303	(5)
Underwriting income	$8,260	12,764	(35)%		$11,104	15%
Combined Ratios:
Loss and loss expense ratio	68.6%	67.9	0.7	pts	65.4%	2.5	pts
Underwriting expense ratio	28.7	27.9	0.8		30.8	(2.9)
Combined ratio	97.3	95.8	1.5		96.2	(0.4)

NPW declined in 2019 compared to 2018, reflecting the impact of a decrease in direct new business as a result of a competitive marketplace. Retention decreased in 2019 compared to 2018, as we continue to achieve renewal pure price increases on our personal automobile line of business in excess of loss trends, while the industry has seen softening in rate activity. Additionally, the deteriorating competitive position on our automobile business has led to lower new homeowners business, as we typically write policies at the account level, which include both automobile and homeowners coverage.

($ in millions)	2019	2018
Retention	83%	84
Renewal pure price increases on NPW	5.0	3.8
Direct new business premiums	$40.7	51.5

The loss and loss expense ratio increased 0.7 points in 2019 compared to 2018, the primary drivers of which were as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2019	$104.7	34.0	pts	$21.1	6.8	pts	40.8	0.5
2018	105.3	34.6		17.5	5.7		40.3	3.6

($ in millions)
	(Favorable)/Unfavorable Prior Year Casualty Reserve Development			Unfavorable/ (Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$6.0	1.9	pts	0.4
2018	4.5	1.5		(1.3)

The unfavorable prior year casualty reserve development in both years primarily related to our personal automobile book of business.

The underwriting expense ratio increased 0.8 points in 2019 compared to 2018, reflecting an increase in profit-based expenses to our employees and distribution partners, driven by our strong overall insurance segments' underwriting results.

E&S Lines Segment

($ in thousands)	2019	2018	2019 vs. 2018		2017	2018 vs. 2017
Insurance Segments Results:
NPW	$237,761	229,326	4%		$215,131	7%
NPE	239,818	219,566	9		212,827	3
Less:
Loss and loss expense incurred	152,335	150,344	1		147,630	2
Net underwriting expenses incurred	77,740	69,917	11		71,479	(2)
Underwriting income (loss)	$9,743	(695)	1,502%		$(6,282)	89%
Combined Ratios:
Loss and loss expense ratio	63.5%	68.5	(5.0)	pts	69.4%	(0.9)	pts
Underwriting expense ratio	32.4	31.8	0.6		33.6	(1.8)
Combined ratio	95.9	100.3	(4.4)		103.0	(2.7)

Over the past two-year period, we have taken steps to exit certain underperforming classes of E&S Lines business that had produced volatile results in the past, while entering into a new distribution relationship in April 2018. The decision to exit certain underperforming classes negatively impacted our NPW growth in 2019, but we expect it to help improve our underwriting results. Renewal pure price increases in E&S Lines averaged 4.0% in 2019, with substantially higher price increases in targeted classes. While the relatively small size of the book could lead to some volatility, improved underwriting, pricing, and claim outcomes have kept us on track to achieve our risk-adjusted profitability target for this segment.

Quantitative information is as follows:

($ in millions)	2019	2018
Overall renewal price increases	4.0%	4.7
Direct new business premiums	$96.8	98.0

The loss and loss expense ratio improvement in 2019 compared to 2018 was primarily attributable to a decrease in property losses and lower unfavorable prior year casualty reserve development. These were partially offset by an increase in current year loss costs of 2.3 points.

Quantitative information regarding our property losses and prior year casualty reserve development are as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable) Year-Over-Year Change
2019	$22.2	9.3	pts	$5.7	2.4	pts	11.7	(3.1)
2018	26.4	12.0		6.2	2.8		14.8	(2.7)

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2019	$2.0	0.8	pts	(4.7)
2018	12.0	5.5		0.8

The unfavorable prior year casualty reserve development for 2019 was relatively minor. In 2018, we had unfavorable prior year casualty reserve development that was driven by higher than expected frequencies and severities in accident years 2015 and 2016.

The 0.6-point increase in the underwriting expense ratio in 2019 compared to 2018 was primarily due to an increase in profit-based compensation to our distribution partners.

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
Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement among our Insurance Subsidiaries are the following:

•	Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•	Prevent any of our Insurance Subsidiaries from suffering undue loss;

•	Reduce administration expenses; and

•	Permit all of the Insurance Subsidiaries to obtain a uniform rating from A.M. Best Company ("A.M. Best").

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2019:

Insurance Subsidiary	Pooling Percentage
Selective Insurance Company of America ("SICA")	32.0%
Selective Way Insurance Company ("SWIC")	21.0%
Selective Insurance Company of South Carolina ("SICSC")	9.0%
Selective Insurance Company of the Southeast ("SICSE")	7.0%
Selective Insurance Company of New York ("SICNY")	7.0%
Selective Casualty Insurance Company ("SCIC")	7.0%
Selective Auto Insurance Company of New Jersey ("SAICNJ")	6.0%
Mesa Underwriters Specialty Insurance Company ("MUSIC")	5.0%
Selective Insurance Company of New England ("SICNE")	3.0%
Selective Fire and Casualty Insurance Company ("SFCIC")	3.0%

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

We have reinsurance contracts that separately cover our property and casualty insurance business. Our reinsurance protection can be segregated into the following key categories:

•
Property Reinsurance - includes our property excess of loss treaties purchased for protection against large individual property losses and our property catastrophe treaties purchased to provide protection for the overall property portfolio against severe catastrophic events. Facultative reinsurance is primarily used for property risks that are in excess of our treaty capacity.

•
Casualty Reinsurance - purchased to provide protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or customers. Facultative reinsurance may also be used for casualty risks that are in excess of our treaty capacity.

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

In addition to the above categories, as part of the acquisition of MUSIC in December 2011, we entered into several reinsurance agreements with Montpelier Re Insurance Ltd., which subsequently merged into Endurance Specialty Insurance Ltd in December 2015 and purchased by Sompo Holdings Inc. in March 2017. Together, these agreements provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition. The reinsurance recoverables under these treaties are collateralized.

Property Reinsurance
The property catastrophe treaty, which covers both our standard market and E&S business, was renewed effective January 2020. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside of our original 22-state footprint, in support of our growing E&S property book and geographic expansion into Arizona, New Hampshire, Colorado, Utah, and New Mexico. Both treaties were renewed with substantially the same terms as the expiring treaties. Overall catastrophe ceded premium for 2020 increased modestly primarily due to increases in expected underlying property premium.  On a risk-adjusted basis, the expiring layers saw modest rate increases, in line with market conditions for loss-free accounts sharing our geographic footprint.

We seek ways to minimize credit risk inherent in a reinsurance transaction by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events. The current reinsurance program includes $242 million in collateralized limit, primarily in the top layer of the catastrophe program.

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

Although we model various catastrophic perils, due to our geographic spread, the risk of hurricane continues to be the most significant natural catastrophe peril to which our portfolio is exposed. Below is a summary of the largest five actual hurricane losses that we experienced in the past 25 years:

($ in millions)	Actual Gross Loss	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	125.5 [1]	45.6	2012
Hurricane Irene	44.9	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
Hurricane Florence	15.7 [1]	13.8	2018
 1This amount represents reported and unreported gross losses estimated as of December 31, 2019.
 2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We use the results of a third-party vendor model and proprietary analysis in our review of exposure to hurricane risk. The third-party vendor model provides a long-term view that closely relates modeled event frequency to historical hurricane activity and is adjusted to reflect assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes and we review multiple estimates for purposes of understanding our catastrophic risk.

Occurrence Exceedence Probability	Modeled Losses
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses as a Percent of Equity[3]
4.0% (1 in 25 year event)	$173,267	29,276	1%
2.0% (1 in 50 year event)	289,049	30,336	1
1.0% (1 in 100 year event)	464,576	35,318	2
0.67% (1 in 150 year event)	643,902	52,087	2
0.5% (1 in 200 year event)	747,583	56,675	3
0.4% (1 in 250 year event)	841,970	103,698	5
0.2% (1 in 500 year event)	1,227,158	399,605	18
1Gross losses include secondary uncertainty, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums.
3Equity as of December 31, 2019.

Our current catastrophe reinsurance program exhausts at approximately 1 in 217 year return period, or events with 0.5% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from U.S. landfalling hurricanes will vary, perhaps materially, from our estimated modeled losses.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2019 with the top layer renewed on January 1, 2020. The major terms of these treaties are consistent with the prior year.

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
All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA.  For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not.  The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $24 million for the first layer and $60 million for the second layer and for the third layer $40 million. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

- $8 million in excess of $2 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides three reinstatements, $80 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO.	None

Casualty Reinsurance
The casualty excess of loss treaty, which covers both our standard market and E&S Lines business, was renewed on July 1, 2019 and is effective through June 30, 2020, with substantially the same terms as the expiring treaty.

The following is a summary of our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:
	- $3 million in excess of $2 million layer provides 27 reinstatements, $84 million annual aggregate limit;	- $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- $7 million in excess of $5 million layer provides five reinstatements, $42 million annual aggregate limit;	- $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- $9 million in excess of $12 million layer provides three reinstatements; $36 million annual aggregate limit;	- $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
	- $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit.	- $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

Endurance Specialty Quota Share and Loss Development Cover (covers E&S Lines)
As part of the acquisition of MUSIC, we entered into several reinsurance agreements that together provide protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition.  The reinsurance recoverables under these treaties are 100% collateralized. Montpelier Re was acquired by Endurance Specialty on December 29, 2015. On March 28, 2017, Endurance Specialty was acquired by SOMPO Holdings, Inc.
Provides full terrorism coverage including NBCR.

We have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Equipment Breakdown Coverage Reinsurance Treaty, (iv) Multi-line Quota Share, which covers additional personal lines coverages, and (iv) Cyber Liability Quota Share, which covers our CyCurity® product.

We regularly evaluate our overall reinsurance program and try to develop effective ways to manage the transfer of risk. Our analysis is based on a comprehensive process that includes periodic analysis of modeling results, review of our own loss experience, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, financial strength of reinsurers, and projected impact on earnings, equity, and statutory surplus. We strive to balance considerations of reinsurer credit quality, price, terms, and our appetite for retaining a certain level of risk.

Investments Segment
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.6 years as of December 31, 2019, compared to the Insurance Subsidiaries’ liability duration of approximately 3.6 years. The effective duration of the fixed income securities portfolio, including short-term investments, is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation. Over time, we may seek to increase or decrease the duration and overall credit quality of the portfolio based on market conditions.

Our investment philosophy includes certain return and risk objectives for the fixed income, equity, and other investment portfolios. After-tax yield and income generation are key drivers to our investment strategy, which we believe will be obtained through active management of the portfolio.

Total Invested Assets

($ in thousands)	2019	2018	Change
Total invested assets	$6,688,654	5,960,651	12%
Invested assets per dollar of stockholders' equity	3.05	3.33	(8.4)
Unrealized gain – before tax[1]	216,564	11,916	1,717
Unrealized gain – after tax[1]	171,085	9,414	1,717
1Includes unrealized gain on fixed income securities and equity securities.

The 12% increase in invested assets at December 31, 2019 compared to December 31, 2018 was driven by (i) operating cash flow that was 18% of NPW; (ii) pre-tax net unrealized gains in our fixed income and equity securities portfolios of $205 million, due to a reduction in interest rates and tightening corporate credit spreads; and (iii) net proceeds of $106 million from the issuance of our 5.375% Senior Notes. Despite the 12% growth in invested assets in 2019, our GAAP equity increased by 22% in 2019 due to strong profitability and the after-tax impact of net unrealized gains in our fixed income securities portfolio, which led to the reduction in invested assets per dollar of stockholders' equity to $3.05 at December 31, 2019 from $3.33 at December 31, 2018.

At December 31, 2019, our fixed income securities and short-term investment portfolio represented 96% of our total invested assets, compared to 95% at December 31, 2018. These portfolios maintained a weighted average credit rating of "AA-" as of both December 31, 2019 and 2018, with 97% and 98% of the securities within the portfolio being investment grade quality, respectively. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2018. Additionally, as of December 31, 2019, approximately 19% of our fixed income securities portfolio was comprised of investment securities that have a non-fixed base interest rate. Included in this 19% is a 12% allocation to floating rate securities that are primarily tied to the U.S. dollar-denominated London Interbank Offered Rate ("LIBOR").

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2019	2018	2019 vs. 2018		2017	2018 vs. 2017
Fixed income securities	$203,255	178,104	14%		153,230	16%
Equity securities	6,996	7,764	(10)		6,442	21
Short-term investments	6,653	3,472	92		1,526	128
Other investments	18,778	17,799	6		12,871	38
Investment expenses	(13,139)	(11,803)	(11)		(12,187)	3
Net investment income earned – before tax	222,543	195,336	14		161,882	21
Net investment income tax expense	41,382	34,855	19		43,362	(20)
Net investment income earned – after tax	$181,161	160,481	13		118,520	35
Effective tax rate	18.6%	17.8	0.8	pts	26.8	(9.0)	pts
Annual after-tax yield on fixed income securities	2.9	2.8	0.1		2.2	0.6
Annual after-tax yield on investment portfolio	2.9	2.8	0.1		2.1	0.7

The increase in pre-tax net investment income of $27.2 million in 2019 compared to 2018, was driven primarily by: (i) cash flow from operations that was 18% of NPW; (ii) $106 million of net proceeds from our 5.375% Senior Notes issuance on March 1, 2019; and (iii) active portfolio management.

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

($ in thousands)	2019	2018	2017
Net realized gains (losses), excluding OTTI	$26,715	(18,975)	11,204
Unrealized losses recognized in income on equity securities	(8,649)	(29,369)	—
OTTI charges	(3,644)	(6,579)	(4,845)
Total net realized and unrealized gains (losses)	$14,422	(54,923)	6,359

The $69.3 million improvement in net realized and unrealized gains in 2019 compared to 2018 was primarily driven by the sales of securities within our investment portfolio in 2019. In 2019, we sold a significant portion of our public equity securities, generating $24.8 million of realized gains, compared to sales of certain fixed income securities in 2018 that resulted in losses.

For additional information regarding our realized gains and losses, as well as our OTTI methodology, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2019	2018	2017
Federal income tax expense	$64.8	32.8	93.1
Exclude: Tax Reform impact [1]	—	—	20.2
Federal income tax expense, excluding Tax Reform impact	64.8	32.8	72.9

Statutory Tax Rate	21.0%	21.0	35.0
Effective tax rate	19.3%	15.5	35.6
Effective tax rate without Tax Reform impact	19.3	15.5	27.8
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

In general, our effective tax rate differs from the statutory tax rate primarily because of tax-advantaged interest and dividend income, excess tax benefits on our stock-based compensation awards, and executive compensation. Additionally, in 2018 we recognized tax rate benefits of approximately $3.8 million driven by capital losses that were carried back to prior tax years that were taxed at the 35% statutory tax rate. See Note 13. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for further information regarding the following: (i) the implementation of Tax Reform; (ii) a reconciliation of our effective tax rate to the statutory rate of 21%; and (iii) details regarding our net deferred tax assets.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We maintain liquidity at the parent primarily through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners (“NAIC”), (ii) high-quality, highly-liquid government and corporate fixed income securities; and (iii) a cash balance. In the aggregate, cash and investments at the Parent amounted to $278 million at December 31, 2019 and $146 million at December 31, 2018.

The increase in 2019 was primarily due to the $106 million in net proceeds from our 5.375% Senior Notes offering on March 1, 2019, and increased dividends from our Insurance Subsidiaries.
The level of liquidity at the Parent may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other liquidity needs of the Parent, and asset allocation investment decisions. Our target is to maintain liquidity at the Parent of at least two years its expected annual needs, which is currently estimated at approximately $160 million.
Sources of Liquidity
Sources of cash for the Parent have historically consisted of dividends from the Insurance Subsidiaries, the investment portfolio discussed above, borrowings under lines of credit and loan agreements with certain Insurance Subsidiaries, and the issuance of equity and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $110 million in dividends to the Parent in 2019. As of December 31, 2019, our allowable ordinary maximum dividend is $267 million for 2020. Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to shareholders also are impacted by covenants in its Credit Agreement (the "Line of Credit") that obligate it, among other things, to maintain a minimum consolidated net worth and maximum ratio of consolidated debt to total capitalization.

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

The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before claims are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year.

Line of Credit
On December 20, 2019, the Parent entered into a Line of Credit among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit.

For additional information regarding the Line of Credit and the representations, warranties, and covenants contained in such agreement, and the prior credit agreement, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank ("FHLB"), which provides those subsidiaries with additional access to short-term and/or long-term liquidity. Membership is as follows:

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

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the amount of additional FHLB stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
As of December 31, 2019
SICSC	$723.4	$72.3	32.0	40.3	1.7
SICSE	571.0	57.1	28.0	29.1	1.3
SICA	2,696.3	269.6	50.0	219.6	9.9
SICNY	494.5	24.7	—	24.7	1.1
Total		$423.7	110.0	313.7	14.0

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

($ in millions)	Admitted Assets as of December 31, 2019	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2019
SICSC	$723.4	$72.3	24.0	48.3
SICSE	571.0	57.1	16.0	41.1
Total		$129.4	40.0	89.4

Short-term Borrowings
There were no balances outstanding under the Line of Credit at December 31, 2019 or at any time during 2019, or the prior credit agreement at any time during 2019. During 2019, SICA borrowed an aggregate of $65 million from the FHLBNY, which was subject to the borrowing limitations outlined above. This amount has already matured and been repaid.

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

The Parent used a portion of the proceeds to fully redeem the then outstanding $185 million aggregate principal amount of its
5.875% Senior Notes, with the remaining $106 million being used for general corporate purposes. For additional information on these transactions, refer to Note 10. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. The Parent had no other private or public issuances of stock or debt instruments during 2019.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2019, our Board of Directors approved an 15% increase in the quarterly cash dividend, to $0.23 from $0.20 per share.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2019, we had GAAP stockholders’ equity of $2.2 billion, of which $169 million was the result of an increase in unrealized gains on our fixed income portfolio primarily associated with lower interest rates. Statutory surplus was $1.9 billion at December 31, 2019. With total debt of $550.6 million, our debt-to-capital ratio was approximately 20.1% at December 31, 2019.

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

Book value per share increased to $36.91 as of December 31, 2019, from $30.40 as of December 31, 2018, primarily due to $4.53 in net income per share and $2.83 in unrealized gains on our fixed income securities portfolio, which was partially offset by $0.83 in dividends to our shareholders.

Off-Balance Sheet Arrangements
At December 31, 2019 and December 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any material financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities, and Commitments
Our contractual obligations include required payments under finance and operating leases, debt obligations, and reserves for loss and loss expenses. As discussed in the “Reserves for Loss and Loss Expense” section in the "Critical Accounting Policies and Estimates" section of this MD&A, we maintain case reserves and estimates of reserves for loss and loss expense IBNR, in accordance with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate loss and loss expense at each reporting date.

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

Our future cash payments associated with contractual obligations pursuant to operating and finance leases, debt, interest on debt obligations, and loss and loss expense as of December 31, 2019 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Operating leases	$34.0	8.3	10.8	6.2	8.7
Finance leases	0.8	0.5	0.3	—	—
Notes payable	560.0	—	50.0	—	510.0
Interest on debt obligations	651.5	29.1	57.1	56.6	508.7
Subtotal	1,246.3	37.9	118.2	62.8	1,027.4

Gross loss and loss expense payments	4,067.2	1,084.5	1,298.6	619.8	1,064.3
Ceded loss and loss expense payments	(544.2)	(143.6)	(129.8)	(70.1)	(200.7)
Net loss and loss expense payments	3,523.0	940.9	1,168.8	549.7	863.6

Total	$4,769.3	978.8	1,287.0	612.5	1,891.0

For additional information regarding: (i) cross-default provisions associated with certain of our notes payable in the table above; or (ii) our Line of Credit, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, at December 31, 2019, we had certain contractual obligations that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$219.2	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	35.4	2030
Non-publicly traded common stock within our equity portfolio	3.9	2023
Commercial mortgage loans	10.0	Less than 1 year
Privately-placed corporate securities	15.0	Less than 1 year
Total	$283.5

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risk, primarily interest rate, credit risk, equity price risk, and liquidity risk related to our investment portfolio, as well as fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 91% fixed income securities, 1% equity securities, 4% short-term investments, and 4% other investments as of December 31, 2019. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We will, however, take prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2019, approximately 19% of our fixed income securities portfolio was comprised of investment securities that have a non-fixed base interest rate. Included in this 19% is a 12% allocation to floating rate securities where the base rate is primarily tied to the U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks.

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

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level. The effective duration of the fixed income securities portfolio, including short term investments, at both December 31, 2019 and December 31, 2018 was 3.6 years, which is within our historical range.  The Insurance Subsidiaries’ liability duration was approximately 3.6 years at December 31, 2019.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2019:

	2019 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	0	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$6,527,669	6,333,983	6,117,595	5,900,088	5,682,254
Fair value change	410,074	216,388		(217,507)	(435,341)
Fair value change from base (%)	6.7%	3.5%		(3.6)%	(7.1)%

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

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of “AA-” as of both December 31, 2019 and December 31, 2018. Exposure to non-investment grade bonds represented approximately 4% and 2% of the total fixed income securities portfolio at December 31, 2019 and December 31, 2018, respectively. The following table summarizes the fair value, carry value, net unrealized/unrecognized gain (loss) balances, and the weighted average credit qualities of our fixed income securities at December 31, 2019 and December 31, 2018:

December 31, 2019 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$116.2	116.2	3.5	AAA
Foreign government obligations	18.5	18.5	0.5	BBB+
Obligations of states and political subdivisions	1,235.0	1,234.7	62.2	AA-
Corporate securities	1,964.6	1,963.7	81.5	BBB+
CLO and Other ABS	793.0	793.0	2.5	AA-
Commercial mortgage-backed securities ("CMBS")	538.3	538.3	23.6	AA+
Residential mortgage-backed securities ("RMBS")	1,452.0	1,452.0	43.0	AAA
Total fixed income portfolio	$6,117.6	6,116.4	216.8	AA-

December 31, 2018 ($ in millions)	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
U.S. government obligations	$121.3	121.3	1.2	AAA
Foreign government obligations	23.1	23.1	(0.1)	A
Obligations of states and political subdivisions	1,156.4	1,156.0	17.4	AA-
Corporate securities	1,637.8	1,637.0	(21.7)	BBB+
CLO and Other ABS	717.4	717.4	(2.8)	AA
CMBS	527.1	527.1	(0.3)	AA+
RMBS	1,128.3	1,128.3	9.9	AAA
Total fixed income portfolio	$5,311.4	5,310.2	3.6	AA-

State and Municipal Obligations
The following table details the top 10 state exposures of the municipal bond portion of our fixed income securities portfolio at December 31, 2019:

State Exposures of Municipal Bonds	General Obligation	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	State & Local			% of Total
New York	$13,777	139,403	153,180	13%	AA-
California	39,702	83,882	123,584	10%	AA-
Texas[1]	49,788	42,212	92,000	7%	AA
New Jersey	—	67,872	67,872	5%	A
Washington	20,679	31,324	52,003	4%	AA
Florida	3,175	46,372	49,547	4%	AA-
Pennsylvania	—	49,064	49,064	4%	AA-
Massachusetts	892	46,693	47,585	4%	AA
Arizona	5,545	32,783	38,328	3%	AA
Colorado	4,769	30,946	35,715	3%	A+
Other	112,428	328,584	441,012	36%	AA-
	250,755	899,135	1,149,890	93%	AA-
Pre-refunded/escrowed to maturity bonds	30,276	54,845	85,121	7%	AAA
Total	$281,031	953,980	1,235,011	100%	AA-

% of Total Municipal Portfolio	23%	77%	100%
1Of the $49.8 million in state and local Texas general obligation bonds, $19 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 70% of the dedicated revenue stream is comprised of the following: (i) essential services (55%), which is comprised of transportation, water and sewer, and electric; and (ii) education (15%), which includes school districts and higher education, including state-wide university systems. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to rating downgrades from the credit rating agencies, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 3% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2019 and December 31, 2018:

December 31, 2019	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,775.9	1,775.0	79.8	A-
Non-investment grade	188.7	188.7	1.7	B+
Total corporate securities	$1,964.6	1,963.7	81.5	BBB+

December 31, 2018	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,532.6	1,531.8	(14.4)	A-
Non-investment grade	105.2	105.2	(7.2)	B+
Total corporate securities	$1,637.8	1,637.0	(21.6)	BBB+

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

The tables below provide details on our CLO and other ABS holdings at December 31, 2019 and December 31, 2018:

December 31, 2019	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$496.7	496.7	(2.4)	AA
Other ABS	274.1	274.1	5.8	A+
Total investment grade	770.8	770.8	3.4	AA

Non-investment grade:
CLO	14.7	14.7	(0.8)	B+
Other ABS	7.5	7.5	(0.1)	B+
Total non-investment grade	22.2	22.2	(0.9)	B+
Total CLO and other ABS	$793.0	793.0	2.5	AA-

December 31, 2018	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$462.3	462.3	(5.2)	AA+
Other ABS	235.0	235.0	3.2	AA-
Total investment grade	697.3	697.3	(2.0)	AA

Non-investment grade:
CLO	15.5	15.5	(0.8)	B+
Other ABS	4.6	4.6	—	B+
Total non-investment grade	20.1	20.1	(0.8)	B+
Total CLO and other ABS	$717.4	717.4	(2.8)	AA

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

Equity Price Risk
Our equity securities portfolio is exposed to risk arising from potential volatility in equity market prices. We attempt to minimize the exposure to equity price risk by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2019:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$51,056	58,349	65,643	72,937	80,231	87,525	94,818
Fair value change	(21,881)	(14,588)	(7,294)		7,294	14,588	21,881

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, direct lending, mezzanine financing, distressed debt, infrastructure, and real estate. As of December 31, 2019, other investments represented 4% of our total invested assets and 10% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

In addition to the above, we have a defined benefit pension plan with $386.9 million in invested assets as of December 31, 2019, of which approximately 59% was invested in assets subject to equity price risk. The value of these invested assets is an important element of expense and liability measurement for our pension plan. For additional information regarding the fair value of our pension assets, refer to Note 14. "Retirement Plans" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, our liquidity needs are generally met through the cash flow provided by our on-going operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. Additionally, we purchase substantial reinsurance at low retention levels to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital were to arise. See the "Financial Condition, Liquidity, and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information regarding our available borrowing capacity. In addition to this, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs. The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	74%
Generally liquid assets, may become less liquid with market stress[1]	22
Generally illiquid assets[2]	4
Total	100%
1These exposures are concentrated within CMBS, CLO and other ABS.
2These exposures include our alternative investments and other non-traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2019, we had outstanding long-term debt of $550.6 million that matures as shown in the following table:

		2019
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
1.61% Borrowings from FHLBNY	2021	$25,000	24,901
1.56% Borrowings from FHLBNY	2021	25,000	24,875
3.03% Borrowings from FHLBI	2026	60,000	63,002
7.25% Senior Notes	2034	49,910	66,365
6.70% Senior Notes	2035	99,480	123,104
5.375% Senior Notes	2049	294,157	357,025
Subtotal		553,547	659,272
Unamortized debt issuance costs		(3,687)
Finance lease obligations		737
Total notes payable		$550,597

The weighted average effective interest rate for our outstanding long-term debt was 5.2% at December 31, 2019. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

Refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for information on our debt covenant provisions.

(b) Short-Term Debt
On December 20, 2019, the Parent entered into a Credit Agreement (the “Line of Credit”) under which the Parent has access to a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. This Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. There were no balances outstanding under this Line of Credit or the previous credit facility at December 31, 2019, or at any time during 2019.

Refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information on our Line of Credit.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimate of reserve for loss and loss expense
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve analysis that relies upon generally accepted actuarial techniques supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2019, the Company recorded a liability of $4.07 billion for reserves.
We identified the evaluation of the estimate of reserves for loss and loss expense as a critical audit matter. The process to evaluate the Company’s estimate of reserves involved a high degree of auditor judgment due to the inherent uncertainties in adjusting past experience for current developments and anticipated trends for predicting future events. These uncertainties may be affected by a number of considerations, including internal factors such as changes to underwriting and claim practices, and external factors such as economic conditions, legislative enactments, judicial decisions, and social trends. Evaluating the impact of all of these factors required specialized skills and auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested, with the involvement of actuarial professionals when appropriate, certain internal controls related to the Company’s actuarial analyses and determination of the Company’s best estimate of recorded reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s actuarial techniques by comparing them to generally accepted actuarial techniques;

•	Developing an independent estimate of reserves for certain lines of business using generally accepted actuarial techniques;

•	For other lines of business, assessing the Company's internal actuarial analysis by inspecting the assumptions and actuarial techniques used;

•	Developing an independent consolidated range of reserves based on generally accepted actuarial techniques and comparing to the Company's recorded reserves; and
•Assessing any movement of the Company’s recorded reserves within the independent consolidated range of reserves.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.
New York, New York
February 12, 2020

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2019	2018
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $21,975 – 2019; $38,317 – 2018)	$20,800	37,110
Fixed income securities, available-for-sale – at fair value (amortized cost: $5,879,986 – 2019; $5,270,798 – 2018)	6,095,620	5,273,100
Equity securities – at fair value (cost: $72,061 – 2019; $138,114 – 2018)	72,937	147,639
Short-term investments (at cost which approximates fair value)	282,490	323,864
Other investments	216,807	178,938
Total investments (Notes 5 and 7)	6,688,654	5,960,651
Cash	300	505
Restricted cash	7,675	16,414
Interest and dividends due or accrued	44,846	41,620
Premiums receivable, net of allowance for uncollectible accounts of: $6,400 – 2019; $9,400 – 2018	823,901	770,518
Reinsurance recoverable, net of allowance for uncollectible accounts of: $4,400 – 2019; $4,500 – 2018 (Note 8)	573,235	549,172
Prepaid reinsurance premiums (Note 8)	166,705	157,723
Deferred federal income tax (Note 13)	6,776	53,540
Property and equipment – at cost, net of accumulated depreciation and amortization of: $227,566 – 2019; $211,657 – 2018	77,409	65,248
Deferred policy acquisition costs (Note 2)	271,186	252,612
Goodwill (Note 11)	7,849	7,849
Other assets	128,614	76,877
Total assets	$8,797,150	7,952,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$4,067,163	3,893,868
Unearned premiums	1,523,167	1,431,932
Long-term debt (Note 10)	550,597	439,540
Current federal income tax	2,987	1,302
Accrued salaries and benefits	126,753	116,706
Other liabilities	331,547	277,579
Total liabilities	$6,602,214	6,160,927

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,484,159 – 2019; 102,848,394 – 2018	206,968	205,697
Additional paid-in capital	418,521	390,315
Retained earnings	2,080,529	1,858,414
Accumulated other comprehensive income (loss) (Note 6)	81,750	(77,956)
Treasury stock – at cost (shares: 44,023,006 – 2019; 43,899,840 – 2018)	(592,832)	(584,668)
Total stockholders’ equity	2,194,936	1,791,802
Commitments and contingencies (Notes 17 and 18)
Total liabilities and stockholders’ equity	$8,797,150	7,952,729

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2019	2018	2017
Revenues:
Net premiums earned	$2,597,171	2,436,229	2,291,027
Net investment income earned	222,543	195,336	161,882
Net realized and unrealized gains (losses):
Net realized investment gains (losses) on disposals	26,715	(18,975)	11,204
Net unrealized losses on equity securities	(8,649)	(29,369)	—
Other-than-temporary impairments	(3,644)	(6,579)	(4,809)
Other-than-temporary impairments on fixed income securities recognized in other comprehensive income	—	—	(36)
Total net realized and unrealized gains (losses)	14,422	(54,923)	6,359
Other income	12,355	9,438	10,716
Total revenues	2,846,491	2,586,080	2,469,984

Expenses:
Loss and loss expense incurred	1,551,491	1,498,134	1,345,074
Amortization of deferred policy acquisition costs	535,973	495,042	469,236
Other insurance expenses	358,069	331,318	333,097
Interest expense	33,668	24,419	24,354
Corporate expenses	30,900	25,446	36,255
Total expenses	2,510,101	2,374,359	2,208,016

Income before federal income tax	336,390	211,721	261,968

Federal income tax expense:
Current	60,640	35,012	62,184
Deferred	4,127	(2,230)	30,958
Total federal income tax expense	64,767	32,782	93,142

Net income	$271,623	178,939	168,826

Earnings per share:
Basic net income	$4.57	3.04	2.89

Diluted net income	$4.53	3.00	2.84

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2019	2018	2017
Net income	$271,623	178,939	168,826

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	168,021	(97,284)	43,015
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	23
Amounts reclassified into net income:
Held-to-maturity securities	(46)	87	(116)
Non-credit other-than-temporary impairments	—	—	68
Realized losses (gains) on disposals of available-for-sale securities	530	31,316	(4,537)
Total unrealized gains (losses) on investment securities	168,505	(65,881)	38,453

Defined benefit pension and post-retirement plans:
Net actuarial loss	(10,898)	(8,906)	(3,700)
Amounts reclassified into net income:
Net actuarial loss	2,099	1,680	1,367
Total defined benefit pension and post-retirement plans	(8,799)	(7,226)	(2,333)
Other comprehensive income (loss)	159,706	(73,107)	36,120
Comprehensive income	$431,329	105,832	204,946

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2019	2018	2017
Common stock:
Beginning of year	$205,697	204,569	203,241
Dividend reinvestment plan	44	47	57
Stock purchase and compensation plans	1,227	1,081	1,271
End of year	206,968	205,697	204,569

Additional paid-in capital:
Beginning of year	390,315	367,717	347,295
Dividend reinvestment plan	1,510	1,379	1,395
Stock purchase and compensation plans	26,696	21,219	19,027
End of year	418,521	390,315	367,717

Retained earnings:
Beginning of year, as previously reported	1,858,414	1,698,613	1,568,881
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	30,726	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	(5,707)	—
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 3)	342	—	—
Balance at beginning of year, as adjusted	1,858,756	1,723,632	1,568,881
Net income	271,623	178,939	168,826
Dividends to stockholders	(49,850)	(44,157)	(39,094)
End of year	2,080,529	1,858,414	1,698,613

Accumulated other comprehensive income (loss):
Beginning of year, as previously reported	(77,956)	20,170	(15,950)
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	(30,726)	—
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	5,707	—
Balance at beginning of year, as adjusted	(77,956)	(4,849)	(15,950)
Other comprehensive income (loss)	159,706	(73,107)	36,120
End of year	81,750	(77,956)	20,170

Treasury stock:
Beginning of year	(584,668)	(578,112)	(572,097)
Acquisition of treasury stock	(8,164)	(6,556)	(6,015)
End of year	(592,832)	(584,668)	(578,112)
Total stockholders’ equity	$2,194,936	1,791,802	1,712,957

Dividends declared per share to stockholders	$0.83	0.74	0.66

Common Stock, shares outstanding:
Beginning of year	58,948,554	58,495,122	57,967,199
Dividend reinvestment plan	22,087	23,493	28,607
Stock purchase and compensation plan	613,678	540,337	635,521
Acquisition of treasury stock	(123,166)	(110,398)	(136,205)
End of year	59,461,153	58,948,554	58,495,122

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2019	2018	2017
Operating Activities
Net income	$271,623	178,939	168,826

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,205	44,874	52,100
Stock-based compensation expense	19,077	14,507	12,089
Undistributed gains of equity method investments	(12,773)	(8,341)	(5,362)
Distributions in excess of current year income of equity method investments	2,807	2,924	552
Net realized and unrealized (gains) losses	(14,422)	54,923	(6,359)
Loss on disposal of fixed assets	42	63	998

Changes in assets and liabilities:
Increase in reserves for loss and loss expense, net of reinsurance recoverables	149,232	168,288	106,226
Increase in unearned premiums, net of prepaid reinsurance	82,253	78,058	79,614
Decrease in net federal income taxes	7,721	2,428	30,918
Increase in premiums receivable	(53,383)	(23,489)	(65,418)
Increase in deferred policy acquisition costs	(18,574)	(17,557)	(12,491)
Increase in interest and dividends due or accrued	(3,226)	(540)	(1,088)
Decrease in accrued salaries and benefits	(3,748)	(26,418)	(5,714)
Increase in other assets	(39,337)	(372)	(2,643)
Increase (decrease) in other liabilities	34,998	(13,343)	27,297
Net cash provided by operating activities	477,495	454,944	379,545

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	(7,150)	—
Purchase of fixed income securities, available-for-sale	(1,856,125)	(2,918,203)	(2,130,362)
Purchase of equity securities	(46,397)	(94,344)	(61,931)
Purchase of other investments	(64,908)	(68,578)	(55,830)
Purchase of short-term investments	(6,087,909)	(4,259,734)	(4,280,553)
Sale of fixed income securities, available-for-sale	594,743	2,030,664	1,197,920
Sale of short-term investments	6,129,885	4,101,530	4,338,318
Redemption and maturities of fixed income securities, held-to-maturity	16,149	12,106	58,832
Redemption and maturities of fixed income securities, available-for-sale	626,686	638,916	555,216
Sale of equity securities	137,294	113,339	37,960
Sale of other investments	17,964	3,497	—
Distributions from other investments	19,972	28,379	21,843
Fixed asset disposals	9	—	—
Purchase of property and equipment	(30,986)	(16,110)	(14,071)
Net cash used in investing activities	(543,623)	(435,688)	(332,658)

Financing Activities
Dividends to stockholders	(47,675)	(42,097)	(37,045)
Acquisition of treasury stock	(8,164)	(6,556)	(6,015)
Net proceeds from stock purchase and compensation plans	8,243	7,252	7,599
Proceeds from borrowings	355,757	130,000	84,000
Repayment of borrowings	(250,000)	(130,000)	(84,000)
Repayment of finance lease obligations	(977)	(5,646)	(4,121)
Net cash provided by (used in) financing activities	57,184	(47,047)	(39,582)
Net (decrease) increase in cash and restricted cash	(8,944)	(27,791)	7,305
Cash and restricted cash, beginning of year	16,919	44,710	37,405
Cash and restricted cash, end of year	$7,975	16,919	44,710

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

Note 2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying consolidated financial statements (“Financial Statements”) include the accounts of the Parent and its subsidiaries, and have been prepared in conformity with: (i) United States ("U.S.") generally accepted accounting principles ("GAAP"); and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation.

(b) Use of Estimates
The preparation of our Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(c) Investments

Portfolio Composition and Presentation in the Consolidated Balance Sheets
Our investment portfolio is primarily comprised of fixed income securities. We also hold equity securities, short-term investments, and other investments. A description of our portfolio holdings, and the related presentation in our Consolidated Balance Sheets, is provided below.

Fixed Income Portfolio
We hold the following types of securities in our fixed income securities portfolio:

•	U.S. government and government agency obligations;

•	Foreign government obligations;

•	State and municipal obligations, including special revenue and general obligation bonds;

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

We have designated substantially all of our fixed income securities portfolio as available-for-sale ("AFS"), with the remainder being designated as held-to-maturity ("HTM"), as we have the ability and positive intent to hold these securities to maturity. Our AFS securities are reported at fair value in our consolidated balance sheets, with unrealized gains or losses recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. HTM securities are recorded at either: (i) amortized cost; or (ii) market value at the date of transfer into the HTM category, adjusted for subsequent amortization. After-tax unrealized gains and losses on securities that were transferred into an HTM designation from an AFS designation, are also included in AOCI.

The amortized cost of fixed income securities is adjusted for the amortization of premiums and the accretion of discounts over the expected life of the security using the effective yield method. Callable debt securities held at a premium are amortized to the earliest call date. Premiums and discounts arising from the purchase of RMBS, CMBS, CLO and other ABS are amortized over the expected life of the security based on future principal payments, giving additional consideration to prepayments. These prepayments are estimated based on historical and projected cash flows. Prepayment assumptions are reviewed quarterly and adjusted to reflect actual prepayments and changes in expectations. Future amortization of any premium and/or discount is adjusted to reflect the revised assumptions.

Other Portfolio Holdings
Equity securities may include common and non-redeemable preferred stocks. Equity securities with readily determinable fair values are recorded at fair value. Equity securities without readily determinable fair values are recorded at net asset value ("NAV") as a practical expedient.

Short-term investments may include money market instruments, savings accounts, commercial paper, and fixed income securities purchased with a maturity of less than one year. We also enter into reverse repurchase agreements that are included in short-term investments. These repurchase agreements are fully collateralized by high-quality, readily-marketable instruments that support the principal amount. At maturity, we receive principal and interest income on these agreements. Short-term investments are generally recorded at cost, which approximates fair value.

Other investments include alternative investments, which principally include limited partnership investments in private equity, private credit, real estate, and infrastructure investment funds, Federal Home Loan Bank stock (“FHLB stock”), and tax credit investments. Alternative investments are accounted for using the equity method, with income typically recognized on a one-quarter lag. The FHLB stock is recorded at cost. Accounting for our tax credit investments is dependent on the type of credit we have purchased, as follows:

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

We categorize distributions from our investments accounted for using the equity method on our Consolidated Statements of Cash Flows using the cumulative earnings approach. Under this approach, distributions received are classified as cash flows from operating activities until such time that the cumulative distributions exceed cumulative earnings for the investment. When such an excess occurs, the current period distribution up to this excess amount is considered a return of investment and is classified as a cash flow from investing activities.

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
Net investment income earned on our Consolidated Statements of Income includes the following:

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

Net realized and unrealized gains and losses on our Consolidated Statements of Income include the following:

•	Realized gains and losses on the disposal of investment securities, which are determined on the basis of the cost of the specific investments sold;

•	Changes in unrealized gains or losses on our equity securities that are recorded at fair value; and

•	Other-than-temporary impairment ("OTTI") charges that are credit related or related to our intent to sell.

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

The discount rate used in a DCF is one of the following:

•	The current yield in effect at the reporting date to accrete the beneficial interest for RMBS, CMBS, CLO and other ABS that were not of high credit quality at acquisition;

•	The effective interest rate in effect as of the reporting date for non-fixed rate securities; and

•	The effective interest rate implicit in the security at the date of acquisition for all other securities.

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

Our evaluation for OTTI of our other investments (tax credits and FHLB stock) include a qualitative assessment of impairment indicators, which include, but are not limited to, the following:

•	An adverse development of the expected receipt of remaining tax credits and other tax benefits; and

•	A significant deterioration in the financial condition or liquidity of the Federal Home Loan Bank.

If there is a decline in the fair value of an alternative or other investment that we do not intend to hold, or if we determine the decline is other than temporary, we write down the carrying value of the investment through an OTTI charge to earnings.

(d) Fair Values of Financial Instruments

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

Short-Term Investments
Short-term investments are generally recorded at cost, which approximates fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close.

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

RMBS, CMBS, CLO and other ABS
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

Liabilities
The techniques used to value our notes payable are as follows:

Level 1 Pricing

Security Type	Methodology
5.875% Senior Notes	Based on the quoted market prices.

Level 2 Pricing

Security Type	Methodology
7.25% Senior Notes; 6.70% Senior Notes; 5.375% Senior Notes	Based on matrix pricing models prepared by external pricing services.
Borrowings from Federal Home Loan Banks	Evaluations are performed using a DCF model based on current borrowing rates provided by the Federal Home Loan Banks that are consistent with the remaining term of the borrowing.

(e) Allowance for Uncollectible Accounts
We estimate an allowance for uncollectible accounts on our premiums receivable. This allowance is based on historical write-off percentages adjusted for the effects of current trends. An account is charged off when we believe it is probable that we will not collect a receivable. In making this determination, we consider information obtained from our efforts to collect amounts due directly or through collection agencies.

(f) Share-Based Compensation
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

(g) Reinsurance
Reinsurance recoverable represents estimates of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We require collateral to secure all, or a portion of, reinsurance recoverables primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries." This collateral is typically in the form of a letter of credit or cash. An allowance for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information, such as each reinsurer's credit rating from A.M. Best Company ("A.M. Best") or Standard & Poor's Rating Services ("S&P"). We charge off reinsurance recoverables on paid losses when it becomes probable that we will not collect the balance.

(h) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The following estimated useful lives can be considered as general guidelines:

Asset Category	Years
Computer hardware	3
Computer software	3 to 5
Internally developed software	5
Software licenses	3 to 5
Furniture and fixtures	10
Buildings and improvements	5 to 40

We recorded depreciation expense of $18.7 million, $19.5 million, and $17.8 million for 2019, 2018, and 2017, respectively.

(i) Deferred Policy Acquisition Costs
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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 3.5% for 2019, 3.3% for 2018, and 2.9% for 2017.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2019, goodwill was not impaired.

(k) Reserve for Loss and Loss Expense
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

The internal reserve review is performed quarterly, and relies upon generally accepted actuarial techniques.  Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. Our analyses rely upon historical paid and case loss and loss expense experience organized by line of business, accident year, and maturity (i.e., “triangles”). Generally accepted actuarial techniques are applied to this history, producing a set of estimated ultimate loss and loss expenses. Ultimate loss and loss expenses are selected from the various methods, considering the strengths and weaknesses of the methods as they apply to the specific line and accident year.

Certain types of exposures do not lend themselves to generally accepted actuarial techniques. Examples of these are:

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

•
Some insured events may span multiple years and trigger multiple policies, as in the case of asbestos, environmental, and abuse and molestation claims, where the injury is deemed to occur over an extended period of time. These types of losses often do not lend themselves to traditional actuarial methods. Where we deem appropriate, our experience may be analyzed without differentiating by accident year, using alternative methods and metrics. In these cases, the associated selected ultimate loss and loss expenses are then allocated to the applicable accident years for reporting.

•
Another example of exposures that do not lend themselves to generally accepted actuarial techniques relate to loss expenses that cannot be attributed to a specific claim (referred to as “unallocated loss expenses”). These expenses are first allocated to line of business, and alternative projection methods are then applied to estimate expenses by calendar year, which are then allocated back to the applicable accident years for reporting.

The selected ultimate loss and loss expenses are translated into indicated IBNR reserves, which are then compared to the recorded IBNR reserves, which are assessed in aggregate. Management's judgment is applied in determining any required adjustments to IBNR and the resulting adjustments are then recorded and assigned or allocated to accident year using the results of the actuarial analysis.

While the reserve review is the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered. Internal factors include (i) changes to our underwriting and claims practice, (ii) supplemental data regarding claims reporting and settlement trends, (iii) exposure estimates for reported claims, along with recent development on those estimates with respect to individual large claims and the aggregate of all claims, (iv) the rate at which new large or complex claims are being reported, and (v) additional trends observed by claims personnel or reported to them by defense counsel.  External factors considered include (i) legislative enactments, (ii) judicial decisions, (iii) social inflation and heightened awareness of sources of liability, and (iv) trends in general economic conditions, including the effects of inflation.

Loss reserves are estimates, and as such, we also consider a range of possible loss and loss expense reserve estimates.  This range is determined at the beginning of each year, using prior year-end data, and reflects the fact that there is no single precise method for estimating the required reserves, due to the many factors that may influence the amounts ultimately paid.  Considering the items described above, as well as current market conditions, IBNR estimates are then established and recorded.

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

(l) Revenue Recognition
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

(m) Dividends to Policyholders
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

(n) Federal Income Tax
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

(o) Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware.

We determine if an arrangement is a lease on the commencement date of the contract. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The lease asset and liability are measured by the present value of the future minimum lease payments over the lease term. Our fleet vehicle leases include a residual value guarantee; however, it is not probable of being owed. Therefore, there is no impact to the lease liability or lease asset. To measure the present value, the discount rate available in the contract is used. If the discount rate is not readily determinable, our incremental borrowing rate is used. The lease asset is then adjusted to exclude lease incentives. We recognize variable lease payments in the periods in which the obligations for those payments are incurred. Our lease terms may include options to extend or terminate the lease at which time it is reasonably certain that we will exercise that option. Lease expense is calculated using the straight-line method. In addition, we have adopted accounting policy elections to: (i) aggregate lease and non-lease components into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term.

(p) Pension
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

ASU 2016-02 allows for certain practical expedients, accounting policy elections, and a transition method election. We adopted practical expedients related to reassessing: (i) whether our existing contracts are, or contain, leases; (ii) lease classification for existing leases; and (iii) initial direct costs for existing leases. Additionally, we adopted accounting policy elections to: (i) aggregate lease and non-lease components of a contract into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term. We adopted ASU 2016-02 effective January 1, 2019. See Note 17. "Leases" in this Form 10-K for additional information regarding our leases and the impact of this guidance on our financial condition and results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure
Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. The modifications removed the following disclosure requirements: (i) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU added the following disclosure requirements: (i) the changes in unrealized gains and losses for the period included in other comprehensive income ("OCI") for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. We elected to early adopt the provisions related to removed disclosures in the fourth quarter of 2019 and will adopt the remaining disclosure requirements in the first quarter of 2020 as permitted under ASU 2018-13. As the requirements of this literature are disclosure only, ASU 2018-13 has no impact our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These modifications include: (i) removing the requirement to disclose the amount in accumulated other comprehensive income ("AOCI") expected to be recognized as components of net periodic benefit cost over the next fiscal year; and (ii) adding the requirement to disclose an explanation of the reasons for significant gains or losses related to changes in the benefit obligation for the period. We elected to early adopt this update in the fourth quarter of 2019. As the requirements of this literature are disclosure only, ASU 2018-14 does not have impact our financial condition or results of operations.

Pronouncements to be effective in the future

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as well as additional implementation guidance issued in 2018 and 2019 (collectively referred to as “ASU 2016-13”) that changes the way entities recognize impairment of financial assets. The new guidance requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets through the establishment of a valuation allowance. The valuation allowance is a measurement of expected losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, ASU 2016-03 requires the presentation of the impacted financial assets on the consolidated balance sheet net of the valuation allowance.

We will adopt this guidance on January 1, 2020 and it will not be material to our financial condition or results of operations. We will apply a modified retrospective approach for the adoption and we anticipate recording a cumulative-effect adjustment to the opening balance of 2020 retained earnings, which is not expected to be material. Also, as prescribed in the literature, we will not adjust the amortized cost basis of any securities for which we had previously recorded an OTTI charge. The cumulative-effect adjustment to increase retained earnings represents the net adjustment required to establish valuation allowances on our held-to-maturity ("HTM") debt securities and to re-estimate valuation allowances on our trade receivables and reinsurance recoverables under ASU 2016-13.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU
2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We will adopt this guidance on January 1, 2020 and we do not expect that it will have a material impact to our financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipate loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2019, 2018, and 2017 is as follows:

($ in thousands)	2019	2018	2017
Cash paid during the period for:
Interest	$25,089	23,992	23,905
Federal income tax	55,825	29,193	62,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases[1]	8,138	—	—
Operating cash flows from financing leases	16	—	—
Financing cash flows from finance leases	977	5,646	4,121

Non-cash items:
Corporate actions related to fixed income securities, AFS[2]	61,369	52,277	22,511
Corporate actions related to equity securities[2]	14,250	944	4,725
Assets acquired under finance lease arrangements	824	4,119	278
Assets acquired under operating lease arrangements[1]	13,808	—	—
Non-cash purchase of property and equipment	89	291	—

1Upon adoption of ASU 2016-02, effective January 1, 2019, we are required to disclose cash paid for amounts included in the measurement of operating lease liabilities, as well as supplemental non-cash information on operating lease liabilities arising from obtaining operating lease assets.
2Examples of corporate actions include exchanges, non-cash acquisitions, and stock-splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2019	December 31, 2018
Cash	$300	505
Restricted cash	7,675	16,414
Total cash and restricted cash shown in the Statements of Cash Flows	$7,975	16,919

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2019, 2018, and 2017:

($ in thousands)	2019	2018	2017
AFS securities:
Fixed income securities	$215,634	2,302	85,806
Equity securities	—	—	38,894
Total AFS securities	215,634	2,302	124,700

HTM securities:
Fixed income securities	31	89	(21)
Total HTM securities	31	89	(21)

Short-term securities	23	—	—

Total net unrealized gains	215,688	2,391	124,679
Deferred income tax	(45,294)	(502)	(44,103)
Net unrealized gains, net of deferred income tax	170,394	1,889	80,576

Cumulative effect adjustment due to accounting change for equity unrealized[1]	—	30,726	—
Cumulative effect adjustment due to accounting changes due to accounting change for stranded tax assets[1]	—	(17,920)	—
Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$168,505	(65,881)	38,453
1Upon adoption of ASU 2016-01, we recognized a $30.7 million cumulative-effect adjustment to the opening balance of AOCI, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2017. Additionally, upon adoption of ASU 2018-02, we recognized a one-time reclassification from AOCI to retained earnings for $17.9 million representing the stranded tax assets related to our investment portfolio that were created in AOCI from the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform").

(b) Information regarding our HTM fixed income securities as of December 31, 2019 and December 31, 2018 was as follows:

December 31, 2019		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	$4,573	7	4,580	342	(1)	4,921
Corporate securities	16,196	24	16,220	834	—	17,054
Total HTM fixed income securities	$20,769	31	20,800	1,176	(1)	21,975

December 31, 2018		Net
		Unrealized		Unrecognized	Unrecognized
	Amortized	Gains	Carrying	Holding	Holding	Fair
($ in thousands)	Cost	(Losses)	Value	Gains	Losses	Value
Obligations of state and political subdivisions	17,431	39	17,470	504	(5)	17,969
Corporate securities	19,590	50	19,640	855	(147)	20,348
Total HTM fixed income securities	$37,021	89	37,110	1,359	(152)	38,317

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(c) Information regarding our AFS securities as of December 31, 2019 and December 31, 2018 were as follows:

December 31, 2019
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$112,680	3,506	—	116,186
Foreign government	18,011	533	(2)	18,542
Obligations of states and political subdivisions	1,168,185	62,175	(270)	1,230,090
Corporate securities	1,866,881	81,906	(1,310)	1,947,477
CLO and other ABS	790,517	7,929	(5,434)	793,012
CMBS	514,709	23,902	(267)	538,344
RMBS	1,409,003	43,421	(455)	1,451,969
Total AFS fixed income securities	$5,879,986	223,372	(7,738)	6,095,620

December 31, 2018
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$120,092	1,810	(592)	121,310
Foreign government	23,202	36	(107)	23,131
Obligations of states and political subdivisions	1,121,615	19,485	(2,631)	1,138,469
Corporate securities	1,639,852	5,521	(27,965)	1,617,408
CLO and other ABS	720,193	4,112	(6,943)	717,362
CMBS	527,409	3,417	(3,748)	527,078
RMBS	1,118,435	12,988	(3,081)	1,128,342
Total AFS fixed income securities	$5,270,798	47,369	(45,067)	5,273,100

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in AOCI on the Consolidated Balance Sheets.

(d) The severity of impairment on the securities in an unrealized/unrecognized loss position averaged approximately 1% of amortized cost at December 31, 2019 and approximately 2% at December 31, 2018. Quantitative information regarding unrealized losses on our AFS portfolio is provided below. Our HTM portfolio had less than $0.1 million in unrealized/unrecognized losses at December 31, 2019 and $0.2 million in unrealized/unrecognized losses at December 31, 2018.

December 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	1,416	(2)	—	—	1,416	(2)
Obligations of states and political subdivisions	35,838	(270)	—	—	35,838	(270)
Corporate securities	84,832	(480)	20,182	(830)	105,014	(1,310)
CLO and other ABS	205,191	(1,938)	204,385	(3,496)	409,576	(5,434)
CMBS	62,893	(264)	828	(3)	63,721	(267)
RMBS	126,089	(425)	5,375	(30)	131,464	(455)
Total AFS fixed income securities	$516,259	(3,379)	230,770	(4,359)	747,029	(7,738)

December 31, 2018	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$6,693	(174)	23,163	(418)	29,856	(592)
Foreign government	12,208	(93)	1,482	(14)	13,690	(107)
Obligations of states and political subdivisions	196,798	(2,074)	42,821	(557)	239,619	(2,631)
Corporate securities	1,041,952	(23,649)	78,953	(4,316)	1,120,905	(27,965)
CLO and other ABS	516,106	(6,750)	16,800	(193)	532,906	(6,943)
CMBS	229,338	(2,548)	66,294	(1,200)	295,632	(3,748)
RMBS	139,338	(1,660)	45,661	(1,421)	184,999	(3,081)
Total AFS fixed income securities	$2,142,433	(36,948)	275,174	(8,119)	2,417,607	(45,067)

The $37.3 million decrease in the unrealized loss position reflected: (i) lower interest rates, with a 90-basis point decrease in the 2-year U.S. Treasury Note yields and a 77-basis point decrease in 10-year U.S. Treasury Note yields during 2019; and (ii) tightening option adjusted corporate credit spreads with a 60-basis point decrease in the Bloomberg Barclays U.S. Aggregate Corporate Bond Index during 2019. We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors and our review of these securities under our OTTI policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(e) Fixed income securities at December 31, 2019, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at December 31, 2019:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$394,027	1,211	1,229
Due after one year through five years	3,001,602	13,856	14,820
Due after five years through 10 years	2,531,172	5,733	5,926
Due after 10 years	168,819	—	—
Total fixed income securities	$6,095,620	20,800	21,975

(f) The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2019			December 31, 2018
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$118,352	93,138	211,490	84,352	93,688	178,040
Private credit	42,532	105,340	147,872	41,682	81,453	123,135
Real assets	23,256	20,741	43,997	27,862	27,129	54,991
Total alternative investments	184,140	219,219	403,359	153,896	202,270	356,166
Other securities[2]	32,667	—	32,667	25,042	—	25,042
Total other investments	$216,807	219,219	436,026	178,938	202,270	381,208

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

The following is a description of our alternative investment strategies:

Our private equity strategy includes the following:

•
Primary Private Equity: This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally, with an emphasis on North America.

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

Our private credit strategy includes the following:

•
Direct Lending: This strategy provides privately negotiated loans to U.S. middle market companies. Typically, these are floating rate, senior secured loans diversified across industries. Loans are made to companies that may or may not have private equity sponsors to finance LBOs, recapitalizations, and acquisitions.

•
Mezzanine Financing: This strategy provides privately-negotiated fixed income securities, generally with an equity component, to LBO firms and private and publicly-traded large, mid, and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

•
Opportunistic and Distressed Debt: This strategy makes investments in debt and equity securities of companies that are experiencing financial distress, operational issues, or dislocated pricing of publicly-traded securities. Investments include buying indebtedness of bankrupt or financially-troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages, and similar non-U.S. securities and debt obligations.

Our real assets strategy includes the following:

•
Infrastructure: This strategy invests in the equity or debt of cash flow generating assets, diversified across a variety of industries, including transportation, energy infrastructure, renewable power, such as wind and solar, social infrastructure, power generation, water, telecom, and other regulated entities principally located in North America and Western Europe.

•	Real Estate: This strategy invests in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

Our alternative investment strategies may employ leverage and may use hedging to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We typically cannot redeem our investments with the general partners of these investments; however, occasionally these partnerships can be traded on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we will receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments or income generated in the limited partnerships.

The following tables set forth summarized financial information for our other investments portfolio, including the portion not owned by us. The investments are recorded under the equity method of accounting. The last line in the income statement information table below reflects our share of the aggregate income, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2019	2018
Investments	$43,857	28,292
Total assets	45,432	30,377
Total liabilities	5,670	4,532
Total partners’ capital	39,762	25,845

Income Statement Information
12 months ended September 30,
($ in millions)	2019	2018	2017
Net investment (loss) income	$(8)	134	(143)
Realized gains	695	1,981	325
Net change in unrealized appreciation	5,543	1,303	2,894
Net income before tax	$6,230	3,418	3,076

Insurance Subsidiaries' alternative investments income before tax	17.9	17.6	12.7

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of December 31, 2019 or December 31, 2018.

(h) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2019 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2019:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.8	22.8
Obligations of states and political subdivisions	—	—	4.0	4.0
Corporate securities	—	—	0.3	0.3
CMBS	7.2	17.9	—	25.1
RMBS	59.0	77.6	—	136.6
Total pledged as collateral	$66.2	95.5	27.1	188.8

(i) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2019	2018	2017
Fixed income securities	$203,255	178,104	153,230
Equity securities	6,996	7,764	6,442
Short-term investments	6,653	3,472	1,526
Other investments	18,778	17,799	12,871
Investment expenses	(13,139)	(11,803)	(12,187)
Net investment income earned	$222,543	195,336	161,882

(j) The following tables summarize OTTI by asset type for the periods indicated:

2019			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Obligations of states and political subdivisions	66	—	66
Corporate securities	$2,529	—	2,529
Total AFS fixed income securities	2,595	—	2,595
Other investments	1,049	—	1,049
Total OTTI losses	$3,644	—	3,644

2018			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
Corporate securities	$1,783	—	1,783
RMBS	2,903	—	2,903
Total AFS fixed income securities	4,686	—	4,686
Other investments	1,893	—	1,893
Total OTTI losses	$6,579	—	6,579

2017			Recognized in Earnings
($ in thousands)	Gross	Included in OCI
AFS fixed income securities:
U.S. government and government agencies	$36	—	36
Obligations of states and political subdivisons	612	—	612
Corporate securities	587	—	587
CLO and other ABS	96	—	96
CMBS	670	—	670
RMBS	1,183	(36)	1,219
Total AFS fixed income securities	3,184	(36)	3,220
AFS equity securities:
Common stock	1,435	—	1,435
Total AFS equity securities	1,435	—	1,435
Other investments	190	—	190
Total OTTI losses	$4,809	(36)	4,845

(k) Net realized and unrealized gains and losses included the following:

($ in thousands)	2019	2018	2017
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$1,910	(34,953)	6,944
Equity securities	24,844	18,695	4,629
Short-term investments	(16)	(3)	(4)
Other investments	(23)	(2,714)	(365)
Net realized gains (losses) on the disposal of securities	26,715	(18,975)	11,204
OTTI charges	(3,644)	(6,579)	(4,845)
Net realized gains (losses)	23,071	(25,554)	6,359
Unrealized (losses) recognized in income on equity securities	(8,649)	(29,369)	—
Total net realized and unrealized investment gains (losses)	$14,422	(54,923)	6,359

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, include the following:

($ in thousands)	2019	2018
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at December 31, 2019	1,219	(3,098)
On securities sold in each respective period	(9,868)	(26,271)
Total unrealized (losses) recognized in income on equity securities	$(8,649)	(29,369)

The components of net realized gains (losses) on disposals were as follows:

($ in thousands)	2019	2018	2017
HTM fixed income securities
Gains	$1	2	44
Losses	(15)	—	(1)
AFS fixed income securities
Gains	6,899	5,460	10,193
Losses	(4,975)	(40,415)	(3,292)
Equity securities
Gains	24,980	23,203	5,829
Losses	(136)	(4,508)	(1,200)
Short-term investments
Gains	24	7	2
Losses	(40)	(10)	(6)
Other investments
Gains	6	—	494
Losses	(29)	(2,714)	(859)
Total net realized investment gains (losses)	$26,715	(18,975)	11,204

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold. Proceeds from the sale of AFS fixed income securities were $594.7 million, $2,030.7 million, and $1,197.9 million in 2019, 2018, and 2017, respectively. Proceeds from sale of equity securities were $137.3 million, $113.3 million, and $38.0 million in 2019, 2018, and 2017, respectively.

Net realized gains (losses) in the table above were driven by the following:

•	2019: Opportunistic sales in our equity portfolio.

•	2018: Higher trading volume driven by opportunistic sales in both our fixed income securities and equity portfolios.

•	2017: Higher trading volume in our fixed income securities portfolio related to a more active external investment management approach and opportunistic sales in our equity portfolio.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2019, 2018, and 2017 were as follows:

2019
($ in thousands)	Gross	Tax	Net
Net income	$336,390	64,767	271,623
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	212,683	44,662	168,021
Amounts reclassified into net income:
HTM securities	(58)	(12)	(46)
Realized losses on disposals and OTTI of AFS securities	671	141	530
Total unrealized gains on investment securities	213,296	44,791	168,505
Defined benefit pension and post-retirement plans:
Net actuarial loss	(13,795)	(2,897)	(10,898)
Amounts reclassified into net income:
Net actuarial loss	2,657	558	2,099
Total defined benefit pension and post-retirement plans	(11,138)	(2,339)	(8,799)
Other comprehensive income	202,158	42,452	159,706
Comprehensive income	$538,548	107,219	431,329

2018
($ in thousands)	Gross	Tax	Net
Net income	$211,721	32,782	178,939
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(123,145)	(25,861)	(97,284)
Amounts reclassified into net income:
HTM securities	110	23	87
Realized losses on disposals and OTTI of AFS securities	39,641	8,325	31,316
Total unrealized losses on investment securities	(83,394)	(17,513)	(65,881)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(11,273)	(2,367)	(8,906)
Amounts reclassified into net income:
Net actuarial loss	2,127	447	1,680
Total defined benefit pension and post-retirement plans	(9,146)	(1,920)	(7,226)
Other comprehensive loss	(92,540)	(19,433)	(73,107)
Comprehensive income	$119,181	13,349	105,832

2017
($ in thousands)	Gross	Tax	Net
Net income	$261,968	93,142	168,826
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	66,894	23,879	43,015
Non-credit portion of OTTI recognized in OCI	36	13	23
Amounts reclassified into net income:
HTM securities	(179)	(63)	(116)
Non-credit OTTI	104	36	68
Realized gains on disposals and OTTI of AFS securities	(6,979)	(2,442)	(4,537)
Total unrealized gains on investment securities	59,876	21,423	38,453
Defined benefit pension and post-retirement plans:
Net actuarial loss	(4,684)	(984)	(3,700)
Amounts reclassified into net income:
Net actuarial loss	2,102	735	1,367
Total defined benefit pension and post-retirement plans	(2,582)	(249)	(2,333)
Other comprehensive income	57,294	21,174	36,120
Comprehensive income	$319,262	114,316	204,946

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2019 and 2018 were as follows:

	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	OTTI Related	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2017	$(59)	(14)	80,648	80,575	(60,405)	20,170
Cumulative effect adjustments[1]	(12)	(2)	(12,792)	(12,806)	(12,213)	(25,019)
Balance: December 31, 2017, as adjusted	(71)	(16)	67,856	67,769	(72,618)	(4,849)
OCI before reclassifications	—	—	(97,284)	(97,284)	(8,906)	(106,190)
Amounts reclassified from AOCI	—	87	31,316	31,403	1,680	33,083
Net current period OCI	—	87	(65,968)	(65,881)	(7,226)	(73,107)
Balance, December 31, 2018	(71)	71	1,888	1,888	(79,844)	(77,956)
OCI before reclassifications	—	—	168,021	168,021	(10,898)	157,123
Amounts reclassified from AOCI	—	(46)	530	484	2,099	2,583
Net current period OCI	—	(46)	168,551	168,505	(8,799)	159,706
Balance, December 31, 2019	$(71)	25	170,439	170,393	(88,643)	81,750
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

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2019	Year ended December 31, 2018	Affected Line Item in the Consolidated Statements of Income
HTM related
Unrealized (gains) losses on HTM disposals	$(46)	137	Net realized and unrealized gains (losses)
Amortization of net unrealized gains on HTM securities	(12)	(27)	Net investment income earned
	(58)	110	Income before federal income tax
	12	(23)	Total federal income tax expense
	(46)	87	Net income
Realized losses (gains) on AFS
Realized losses on AFS disposals and OTTI	671	39,641	Net realized and unrealized gains (losses)
	671	39,641	Income before federal income tax
	(141)	(8,325)	Total federal income tax expense
	530	31,316	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	582	450	Loss and loss expense incurred
	2,075	1,677	Other insurance expenses
Total defined benefit pension and post-retirement life	2,657	2,127	Income before federal income tax
	(558)	(447)	Total federal income tax expense
	2,099	1,680	Net income

Total reclassifications for the period	$2,583	33,083	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,910	66,365	49,907	57,032
6.70% Senior Notes	99,480	123,104	99,462	107,075
5.875% Senior Notes	—	—	185,000	177,230
5.375% Senior Notes	294,157	357,025	—	—
1.61% Borrowings from FHLBNY	25,000	24,901	25,000	24,218
1.56% Borrowings from FHLBNY	25,000	24,875	25,000	24,162
3.03% Borrowings from FHLBI	60,000	63,002	60,000	58,905
Subtotal long-term debt	553,547	659,272	444,369	448,622
Unamortized debt issuance costs	(3,687)		(4,829)
Finance lease obligations	737		—
Total long-term debt	$550,597		439,540

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2019 and 2018:

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,186	41,083	75,103	—
Foreign government	18,542	—	18,542	—
Obligations of states and political subdivisions	1,230,090	—	1,230,090	—
Corporate securities	1,947,477	—	1,930,426	17,051
CLO and other ABS	793,012	3,635	772,343	17,034
CMBS	538,344	—	538,344	—
RMBS	1,451,969	—	1,451,969	—
Total AFS fixed income securities	6,095,620	44,718	6,016,817	34,085
Equity securities:
Common stock[1]	69,900	32,145	—	—
Preferred stock	3,037	3,037	—	—
Total equity securities	72,937	35,182	—	—
Short-term investments	282,490	265,306	17,184	—
Total assets measured at fair value	$6,451,047	345,206	6,034,001	34,085

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$121,310	78,381	42,929	—
Foreign government	23,131	—	23,131	—
Obligations of states and political subdivisions	1,138,469	—	1,138,469	—
Corporate securities	1,617,408	—	1,617,408	—
CLO and other ABS	717,362	—	709,953	7,409
CMBS	527,078	—	527,078	—
RMBS	1,128,342	—	1,128,342	—
Total AFS fixed income securities	5,273,100	78,381	5,187,310	7,409
Equity securities:
Common stock[1]	144,727	107,397	—	—
Preferred stock	2,912	2,912	—	—
Total equity securities	147,639	110,309	—	—
Short-term investments	323,864	321,370	2,494	—
Total assets measured at fair value	$5,744,603	510,060	5,189,804	7,409

1In accordance with ASU 2015-07, investments amounting to $37.8 million and $37.3 million at December 31, 2019 and December 31, 2018, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information during 2019:

2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	$—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(118)	(261)	(379)
Net income	—	245	245
Purchases	—	21,282	21,282
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(279)	(279)
Transfers into Level 3	17,169	18,853	36,022
Transfers out of Level 3	—	(30,215)	(30,215)
Fair value, December 31, 2019	$17,051	17,034	34,085

There were no material changes in the fair value of securities measured using Level 3 prices during 2018.

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at December 31, 2019 and 2018:

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,921	—	4,921	—
Corporate securities	17,054	—	17,054	—
Total HTM fixed income securities	$21,975	—	21,975	—
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,365	—	66,365	—
6.70% Senior Notes	123,104	—	123,104	—
5.375% Senior Notes	357,025	—	357,025	—
1.61% Borrowings from FHLBNY	24,901	—	24,901	—
1.56% Borrowings from FHLBNY	24,875	—	24,875	—
3.03% Borrowings from FHLBI	63,002	—	63,002	—
Total long-term debt	$659,272	—	659,272	—

December 31, 2018		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$17,969	—	17,969	—
Corporate securities	20,348	—	20,348	—
Total HTM fixed income securities	$38,317	—	38,317	—
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$57,032	—	57,032	—
6.70% Senior Notes	107,075	—	107,075	—
5.875% Senior Notes	177,230	177,230	—	—
1.61% Borrowings from FHLBNY	24,218	—	24,218	—
1.56% Borrowings from FHLBNY	24,162	—	24,162	—
3.03% Borrowings from FHLBI	58,905	—	58,905	—
Total long-term debt	$448,622	177,230	271,392	—

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

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2020, our deductible, before tax, is approximately $359 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. In addition to this direct counterparty credit risk, we have indirect counterparty credit risk as our reinsurers often enter into their own reinsurance programs, or retrocessions, as part of managing their exposure to large losses. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The allowance for uncollectible reinsurance recoverables was $4.4 million at December 31, 2019 and $4.5 million at December 31, 2018.

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2019		As of December 31, 2018
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$573,235		$549,172
Total prepaid reinsurance premiums	166,705		157,723
Total reinsurance balance	739,940		706,895

Federal and state pools[1]:
NFIP	175,472	24%	170,453	24%
New Jersey Unsatisfied Claim Judgment Fund	53,732	6	55,167	7
Other	2,449	1	3,602	1
Total federal and state pools	231,653	31	229,222	32
Remaining reinsurance balance	$508,287	69	$477,673	68

Munich Re Group (A.M. Best rated "A+")	$119,748	16	$112,841	16
Hannover Ruckversicherungs AG (A.M. Best rated "A+")	107,474	15	101,835	14
AXIS Reinsurance Company (A.M. Best rated "A+")	73,009	10	69,102	10
Swiss Re Group (A.M. Best rated "A+")	37,190	5	37,519	5
Transatlantic Reinsurance Company (A.M. Best rated “A+”)	21,824	3	17,686	3
All other reinsurers	149,042	20	138,690	20
Total reinsurers	508,287	69%	477,673	68%
Less: collateral[2]	(110,549)		(112,201)
Reinsurers, net of collateral	$397,738		$365,472

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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred:

($ in thousands)	2019	2018	2017
Premiums written:
Direct	$3,084,451	2,890,633	2,733,459
Assumed	24,339	26,250	26,685
Ceded	(429,366)	(402,597)	(389,503)
Net	$2,679,424	2,514,286	2,370,641

Premiums earned:
Direct	$2,993,157	2,808,764	2,647,488
Assumed	24,399	25,831	25,831
Ceded	(420,385)	(398,366)	(382,292)
Net	$2,597,171	2,436,229	2,291,027

Loss and loss expense incurred:
Direct	$1,714,880	1,706,951	1,570,678
Assumed	22,879	21,469	17,588
Ceded	(186,268)	(230,286)	(243,192)
Net	$1,551,491	1,498,134	1,345,074

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, and loss and loss expense are ceded to the NFIP, are as follows:

Ceded to NFIP ($ in thousands)	2019	2018	2017
Ceded premiums written	$(266,925)	(248,053)	(241,345)
Ceded premiums earned	(259,119)	(244,238)	(235,088)
Ceded loss and loss expense incurred	(71,676)	(144,967)	(160,922)

Note 9. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2019	2018	2017
Gross reserves for loss and loss expense, at beginning of year	$3,893,868	3,771,240	3,691,719
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year	537,388	585,855	611,200
Net reserves for loss and loss expense, at beginning of year	3,356,480	3,185,385	3,080,519
Incurred loss and loss expense for claims occurring in the:
Current year	1,601,780	1,527,997	1,384,266
Prior years	(50,289)	(29,863)	(39,192)
Total incurred loss and loss expense	1,551,491	1,498,134	1,345,074
Paid loss and loss expense for claims occurring in the:
Current year	579,527	573,718	497,486
Prior years	805,443	753,321	742,722
Total paid loss and loss expense	1,384,970	1,327,039	1,240,208
Net reserves for loss and loss expense, at end of year	3,523,001	3,356,480	3,185,385
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	544,162	537,388	585,855
Gross reserves for loss and loss expense at end of year	$4,067,163	3,893,868	3,771,240

Our net loss and loss expense reserves increased by $166.5 million in 2019, $171.1 million in 2018, and $104.9 million in 2017. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $76.7 million for 2019, $67.7 million for 2018, and $64.8 million for 2017. The increase in net loss and loss expense reserves in 2019 was primarily driven by increases in exposure due to premium growth. This increase was partially offset by favorable prior year loss development, largely driven by the workers compensation line of business.

In 2019, we experienced overall net favorable prior year loss development of $50.3 million, compared to $29.9 million in 2018 and $39.2 million in 2017. The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2019	2018	2017
General Liability	$(5.0)	(9.5)	(48.3)
Commercial Automobile	0.7	36.7	35.6
Workers Compensation	(68.0)	(83.0)	(52.3)
Businessowners' Policies	1.9	(1.5)	1.9
Commercial Property	5.1	7.5	8.7
Homeowners	7.5	9.8	0.4
Personal Automobile	4.4	3.0	6.7
E&S Casualty Lines	2.0	12.0	10.0
E&S Property Lines	1.0	(4.8)	0.1
Other	0.1	(0.1)	(2.0)
Total	$(50.3)	(29.9)	(39.2)

The Insurance Subsidiaries had $50.3 million of favorable prior accident year reserve development during 2019, which included $61.0 million of net favorable casualty reserve development and $10.7 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation line of business, which was impacted by continued favorable medical trends in accident years 2017 and prior.

The Insurance Subsidiaries had $29.9 million of favorable prior accident year reserve development during 2018, which included $41.5 million of net favorable casualty reserve development and $11.6 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation line of business, reflecting continued

favorable medical trends in accident years 2017 and prior. Partially offsetting this net favorable reserve development was $37.5 million of unfavorable casualty reserve development in the commercial auto line of business, driven by increases in frequencies and severities in accident years 2015 through 2017. In addition, our E&S casualty lines experienced unfavorable reserve development of $12.0 million in 2018.

The Insurance Subsidiaries had $39.2 million of favorable prior accident year reserve development during 2017. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business in accident years 2014 and prior. Partially offsetting this net favorable reserve development was $36.0 million of unfavorable casualty reserve development in the commercial automobile line of business, which was primarily driven by accident years 2012 through 2016. In addition, our E&S casualty lines experienced unfavorable reserve development of $10.0 million in 2017, primarily related to accident years 2015 and 2016.

(b) We have exposure to abuse and molestation claims within our general liability line of business through insurance policies that we issue to schools, religious institutions, daycares, and other social services. We also have exposure to abuse and molestation claims from recently enacted state laws that extend the statute of limitations or permit windows to be opened for abuse and molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to abuse and molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us, including predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods.

(c) Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from lack of relevant historical data, the delayed and inconsistent reporting patterns associated with these claims, and uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in asbestos and environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim, and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods.

The following table details our loss and loss expense reserves for various asbestos and environmental claims:

	2019
($ in millions)	Gross	Net
Asbestos	$6.3	5.1
Landfill sites	12.1	7.3
Underground storage tanks	10.3	9.2
Total	$28.7	21.6

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

Historically, our asbestos and environmental claims have been significantly lower in volume than many other standard commercial lines carriers since, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s, we primarily wrote Standard Personal Lines, and therefore, our exposure to asbestos and environmental claims has been limited.

The following table provides a roll forward of gross and net asbestos and environmental incurred loss and loss expense and related reserves thereon:

	2019		2018		2017
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$7,328	6,097	7,577	6,346	7,847	6,615
Incurred loss and loss expense	(375)	(375)	—	—	—	—
Less: loss and loss expense paid	(665)	(665)	(249)	(249)	(270)	(269)
Reserves for loss and loss expense at the end of year	$6,288	5,057	7,328	6,097	7,577	6,346

Environmental
Reserves for loss and loss expense at beginning of year	$22,692	16,686	20,838	14,866	22,115	16,101
Incurred loss and loss expense	723	609	3,059	2,877	126	—
Less: loss and loss expense paid	(1,002)	(763)	(1,205)	(1,057)	(1,403)	(1,235)
Reserves for loss and loss expense at the end of year	$22,413	16,532	22,692	16,686	20,838	14,866

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$30,020	22,783	28,415	21,212	29,962	22,716
Incurred loss and loss expense	348	234	3,059	2,877	126	—
Less: loss and loss expense paid	(1,667)	(1,428)	(1,454)	(1,306)	(1,673)	(1,504)
Reserves for loss and loss expense at the end of year	$28,701	21,589	30,020	22,783	28,415	21,212

(d) The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the associated IBNR liabilities. During the experience period, we implemented a series of claims-related initiatives and claims management changes. These initiatives focused on claims handling and reserving, medical claims costs, and loss expenses. As a result of these initiatives, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$950,114	973,742	977,959	956,600	943,118	922,404	915,131	907,074	904,561	902,258	38,152	94,526
2011		1,042,576	1,061,667	1,062,233	1,056,107	1,033,518	1,023,726	1,019,351	1,013,115	1,013,175	44,453	104,861
2012			1,065,437	1,071,290	1,020,655	998,028	973,089	973,644	973,411	968,536	50,942	104,148
2013				1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	987,763	984,858	72,970	91,326
2014					1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	1,100,208	83,392	95,081
2015						1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	111,657	94,128
2016							1,188,608	1,203,634	1,227,142	1,199,734	205,126	94,579
2017								1,270,110	1,313,372	1,313,585	336,155	98,014
2018									1,413,800	1,461,603	501,519	104,187
2019										1,483,945	759,853	93,947
									Total	11,547,343

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$328,826	509,910	625,229	704,895	773,536	803,773	823,770	835,532	846,386	851,633
2011		391,944	585,867	692,730	782,655	852,202	901,801	924,111	940,626	950,836
2012			378,067	555,819	651,544	743,742	810,135	856,195	879,372	898,269
2013				335,956	518,872	644,475	748,758	833,823	872,331	891,841
2014					405,898	614,075	736,154	855,959	936,425	981,868
2015						376,641	581,203	725,385	845,868	929,222
2016							387,272	617,958	764,331	892,390
2017								433,440	678,453	829,134
2018									511,271	779,466
2019										510,091
									Total	8,514,750
					All outstanding liabilities before 2010, net of reinsurance					360,119
				Liabilities for loss and loss expenses, net of reinsurance						3,392,713

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$215,208	228,680	242,499	237,154	222,328	211,619	208,968	202,394	206,146	205,322	17,542	12,705
2011		227,769	228,720	239,480	230,785	217,256	211,196	212,011	211,500	213,485	19,913	11,649
2012			238,979	245,561	215,083	194,144	175,305	175,268	180,659	182,085	21,005	9,994
2013				250,609	251,421	239,776	225,709	210,785	203,831	202,697	28,857	10,378
2014					244,312	249,946	257,132	239,333	234,082	237,125	42,388	10,586
2015						254,720	245,710	246,990	233,249	219,204	55,244	10,381
2016							277,214	272,048	277,986	263,245	98,385	10,526
2017								293,747	293,128	301,384	161,114	10,706
2018									317,934	336,326	223,228	10,656
2019										347,150	296,257	8,626
									Total	2,508,023

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$15,726	46,201	80,018	113,050	143,360	161,487	172,394	178,179	183,988	185,962
2011		13,924	42,692	73,643	102,978	135,377	159,768	170,525	181,856	187,276
2012			13,030	35,241	56,580	89,008	109,448	130,866	144,451	156,186
2013				12,789	35,113	72,127	104,587	139,114	153,628	163,764
2014					14,901	46,825	79,972	121,969	154,957	179,192
2015						14,665	39,978	78,668	116,804	144,216
2016							15,684	46,549	89,431	133,757
2017								17,366	49,470	92,355
2018									19,531	60,784
2019										18,097
									Total	1,321,589
					All outstanding liabilities before 2010, net of reinsurance					93,982
				Liabilities for loss and loss expenses, net of reinsurance						1,280,416

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$198,371	214,469	212,815	211,030	214,916	212,448	208,155	204,423	199,539	197,095	19,514	12,192
2011		205,238	218,973	214,743	215,114	210,591	205,708	200,674	194,821	192,863	22,717	11,860
2012			203,864	208,036	199,360	195,197	188,596	187,359	183,314	178,774	24,605	11,618
2013				199,794	194,318	187,658	173,160	166,662	162,787	159,767	26,260	11,375
2014					199,346	187,065	182,579	172,515	164,420	160,646	28,320	10,495
2015						193,729	194,639	183,604	179,642	176,242	27,927	10,549
2016							196,774	184,946	176,248	166,009	41,146	10,572
2017								195,202	184,306	175,853	53,654	10,793
2018									193,894	193,818	74,399	11,078
2019										188,625	100,336	9,805
									Total	1,789,692

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$46,795	93,281	122,442	137,184	149,086	153,795	158,078	162,796	165,526	167,478
2011		42,941	90,836	118,847	134,646	139,232	149,269	154,320	158,535	161,696
2012			40,911	86,909	108,211	122,755	132,052	139,477	143,281	146,739
2013				36,829	74,568	96,376	109,739	118,669	124,130	126,822
2014					35,924	78,944	100,876	113,626	119,392	124,077
2015						33,857	77,320	98,195	112,601	120,097
2016							34,525	78,531	98,037	109,166
2017								40,375	82,216	100,645
2018									41,122	84,780
2019										37,826
									Total	1,179,326
					All outstanding liabilities before 2010, net of reinsurance					240,140
				Liabilities for loss and loss expenses, net of reinsurance						850,505

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$187,562	189,305	187,778	181,923	179,854	172,969	173,157	173,471	173,080	172,995	682	25,512
2011		174,006	183,044	182,325	178,421	172,617	174,882	174,514	173,507	173,401	899	25,524
2012			179,551	191,947	183,527	184,289	184,367	186,128	184,633	185,357	1,920	24,160
2013				188,289	205,282	209,197	207,994	210,410	207,975	209,602	2,928	25,722
2014					200,534	212,725	216,824	219,925	218,172	217,334	4,831	27,714
2015						220,994	240,958	253,074	259,495	260,565	7,966	29,340
2016							255,187	274,367	285,302	285,304	21,279	31,167
2017								301,274	329,389	324,291	57,165	32,474
2018									347,908	352,487	109,922	35,034
2019										385,212	183,477	33,438
									Total	2,566,548

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$68,098	99,254	128,015	146,913	163,513	167,227	169,100	169,793	171,693	171,941
2011		69,849	99,196	121,576	142,507	157,291	166,082	170,000	170,913	172,365
2012			73,316	105,371	127,235	148,669	168,114	176,656	179,501	181,353
2013				76,469	109,893	140,015	169,850	189,626	200,750	202,622
2014					80,810	117,169	148,884	180,701	202,821	209,655
2015						91,347	132,260	175,866	211,515	238,142
2016							106,022	155,720	200,701	233,939
2017								117,287	178,823	220,422
2018									134,867	193,788
2019										149,538
									Total	1,973,765
					All outstanding liabilities before 2010, net of reinsurance					3,904
				Liabilities for loss and loss expenses, net of reinsurance						596,686

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$53,669	49,285	42,408	39,915	40,899	40,581	41,239	41,197	40,920	41,156	333	3,920
2011		54,469	57,083	51,047	58,242	59,256	58,966	58,456	58,735	58,948	362	4,960
2012			54,342	48,029	46,303	44,172	44,077	43,747	43,418	43,717	703	5,543
2013				49,617	42,618	41,005	40,624	41,369	39,709	39,699	803	3,482
2014					55,962	60,949	62,548	59,806	58,517	58,093	1,390	4,064
2015						52,871	53,768	57,245	55,925	54,454	3,235	3,959
2016							52,335	53,792	54,993	53,835	4,245	3,843
2017								46,624	48,698	51,524	10,252	3,864
2018									55,024	57,202	12,432	4,159
2019										53,531	15,068	3,210
									Total	512,159

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$20,821	28,131	31,027	34,705	37,819	38,900	40,279	40,395	40,439	40,823
2011		27,884	37,362	41,011	46,444	52,114	55,856	57,045	57,365	57,380
2012			22,199	31,833	35,089	37,215	38,766	40,627	41,326	41,356
2013				17,412	26,592	30,845	34,760	37,993	38,464	39,085
2014					28,914	40,584	44,911	49,460	52,940	55,458
2015						24,189	36,014	42,710	46,571	49,073
2016							24,655	36,848	39,973	45,308
2017								21,865	31,337	36,950
2018									29,995	39,791
2019										27,718
									Total	432,942
					All outstanding liabilities before 2010, net of reinsurance					7,530
				Liabilities for loss and loss expenses, net of reinsurance						86,747

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$105,647	96,851	97,386	96,127	95,530	95,363	95,178	95,155	95,142	95,338	4	7,669
2011		136,954	131,667	130,942	131,282	131,353	131,113	131,049	131,009	131,002	7	9,038
2012			118,464	114,224	115,375	116,658	117,102	117,170	117,225	117,220	10	8,517
2013				88,101	90,639	90,103	90,005	90,436	90,278	90,218	18	5,713
2014					141,192	136,249	136,820	138,751	138,155	136,212	33	6,515
2015						110,270	109,513	111,750	111,566	112,496	56	6,404
2016							121,927	126,185	125,937	124,487	(96)	6,739
2017								138,773	149,106	149,044	(884)	6,886
2018									183,177	190,834	(329)	8,240
2019										173,826	15,732	6,722
									Total	1,320,677

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$69,543	91,918	94,602	95,111	95,270	95,147	95,156	95,150	95,138	95,334
2011		94,538	127,580	129,579	130,681	131,060	131,115	131,089	131,100	131,092
2012			81,528	108,834	111,503	114,699	116,291	116,625	116,671	116,674
2013				60,244	87,874	90,446	90,350	90,840	90,696	90,646
2014					101,131	132,909	136,634	137,883	137,418	136,008
2015						79,048	106,182	109,829	110,994	110,969
2016							83,966	118,789	122,930	123,828
2017								99,047	142,338	148,589
2018									135,416	184,813
2019										130,891
									Total	1,268,844
					All outstanding liabilities before 2010, net of reinsurance					237
				Liabilities for loss and loss expenses, net of reinsurance						52,071

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$103,340	110,075	112,346	109,515	107,490	107,405	107,224	107,054	106,887	106,785	64	20,823
2011		113,232	116,164	113,686	112,993	114,241	113,830	113,988	113,921	114,056	121	22,700
2012			113,771	114,921	109,832	109,324	110,294	110,300	109,795	109,701	155	22,332
2013				108,417	109,620	106,225	106,703	107,759	107,680	107,916	348	22,375
2014					102,250	109,325	106,757	107,452	106,821	107,104	307	22,506
2015						96,387	99,698	100,214	99,570	98,718	742	20,863
2016							92,727	98,032	100,202	101,140	2,565	19,819
2017								101,880	105,139	103,653	6,342	20,725
2018									111,594	113,569	14,259	22,621
2019										114,043	25,832	21,988
									Total	1,076,685

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$58,786	82,490	95,300	101,540	104,061	105,849	106,453	106,733	106,722	106,716
2011		61,323	82,102	93,878	105,068	111,085	112,732	113,551	113,664	113,856
2012			63,704	82,729	94,842	102,977	107,890	109,355	109,447	109,482
2013				61,384	80,861	92,637	100,528	105,131	106,679	106,876
2014					62,519	83,739	92,589	99,173	104,055	105,709
2015						58,725	76,470	87,163	92,102	95,997
2016							57,961	76,823	86,752	94,372
2017								62,854	82,730	91,479
2018									69,721	89,628
2019										69,699
									Total	983,814
					All outstanding liabilities before 2010, net of reinsurance					7,462
				Liabilities for loss and loss expenses, net of reinsurance						100,331

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2019
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$68,373	67,525	63,285	61,927	62,462	62,402	62,339	62,392	62,402	62,380	48	9,132
2011		103,804	98,211	97,761	94,167	94,543	94,183	94,378	94,587	94,572	82	15,111
2012			87,260	82,744	86,560	86,667	86,271	86,330	86,483	86,567	94	16,941
2013				73,670	72,528	71,494	72,145	71,714	72,148	72,318	420	7,749
2014					80,111	82,461	83,637	83,844	83,539	83,824	682	8,773
2015						76,637	76,400	76,559	74,723	74,978	660	7,746
2016							60,105	60,931	62,391	61,723	1,221	6,885
2017								59,167	67,978	70,365	2,500	7,370
2018									62,961	68,526	2,366	7,554
2019										64,306	6,299	6,468
									Total	739,559

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$43,699	58,638	60,295	61,106	62,155	62,227	62,241	62,272	62,283	62,329
2011		71,668	89,963	91,718	92,185	93,312	93,720	94,007	94,412	94,458
2012			69,056	79,584	82,720	84,250	85,196	85,562	85,642	85,897
2013				50,664	65,528	67,838	69,775	71,776	72,197	72,433
2014					61,561	76,007	79,751	81,664	82,583	82,836
2015						52,589	70,078	72,202	72,927	74,079
2016							42,252	57,333	59,546	60,082
2017								45,466	63,290	67,193
2018									49,430	64,137
2019										49,680
									Total	713,124
					All outstanding liabilities before 2010, net of reinsurance					5,316
				Liabilities for loss and loss expenses, net of reinsurance						31,752

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance										As of December 31, 2019
Accident Year		Unaudited								IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,294	$4,106	3,369	4,299	3,831	3,055	4,932	5,168	5,534	—	815
2011	8,127	7,102	9,853	12,207	10,273	9,652	10,228	12,119	11,554	177	1,332
2012		42,367	42,621	43,175	46,149	46,165	45,988	46,444	44,622	2,474	2,045
2013			55,468	60,309	67,099	69,112	67,647	68,972	68,451	13,816	2,280
2014				55,316	63,505	69,929	71,719	71,206	71,153	5,559	2,071
2015					75,498	76,432	82,404	90,488	90,355	15,752	2,799
2016						94,451	96,416	104,655	105,120	35,987	2,859
2017							91,438	95,783	99,866	47,074	2,614
2018								98,324	103,004	62,754	2,392
2019									117,087	103,146	1,679
								Total	716,746

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year		Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$—	$1,218	2,570	3,574	4,078	4,513	4,610	4,908	5,362
2011	—	806	3,200	6,445	9,954	9,912	10,256	9,819	9,604
2012		3,722	7,914	16,430	25,064	32,343	36,278	38,298	39,832
2013			2,715	9,470	21,980	35,200	46,108	51,142	54,974
2014				2,353	12,234	25,571	43,877	53,780	60,092
2015					3,036	13,057	29,389	50,712	64,529
2016						3,720	16,195	33,950	56,581
2017							5,057	14,672	34,179
2018								5,509	21,337
2019									4,422
								Total	350,912
				All outstanding liabilities before 2010, net of reinsurance					109
				Liabilities for loss and loss expenses, net of reinsurance					365,943

In 2011, the Parent purchased Mesa Underwriters Specialty Insurance Company ("MUSIC"), a wholly-owned E&S Lines subsidiary of Montpelier Re Holdings, Ltd. Under the terms of the purchase agreement, the Parent acquired net loss and loss reserves amounting to approximately $15 million. All development on this acquired business was fully reinsured as of the acquisition date.

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2019
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,280,416
Workers compensation	850,505
Commercial automobile	596,686
Businessowners' policies	86,747
Commercial property	52,071
Other Standard Commercial Lines	9,399
Total Standard Commercial Lines net outstanding liabilities	2,875,824

Standard Personal Lines
Personal automobile	100,331
Homeowners	31,752
Other Standard Personal Lines	10,664
Total Standard Personal Lines net outstanding liabilities	142,747

E&S Lines
Casualty lines	365,943
Property lines	8,199
Total E&S Lines net outstanding liabilities	374,142

Total liabilities for unpaid loss and loss expenses, net of reinsurance	3,392,713

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	195,830
Workers compensation	206,414
Commercial automobile	14,352
Businessowners' policies	3,012
Commercial property	26,526
Other Standard Commercial Lines	9,113
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	455,247

Standard Personal Lines
Personal automobile	44,104
Homeowners	1,182
Other Standard Personal Lines	28,993
Total Standard Personal Lines reinsurance recoverable on unpaid loss	74,279

E&S Lines
Casualty lines	14,319
Property lines	317
Total E&S Lines reinsurance recoverable on unpaid loss	14,636

Total reinsurance recoverable on unpaid loss	544,162

Unallocated loss expenses	130,288

Total gross liability for unpaid loss and loss expenses	$4,067,163

(f) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.3% of its ultimate losses in the first year, 12.5% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2019:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.3%	12.5	15.5	17.0	14.2	9.8	5.6	4.9	2.8	1.9
Workers compensation	21.9	24.9	13.2	8.2	4.9	4.6	2.3	2.4	1.6	1.1
Commercial automobile	37.8	17.0	14.4	12.9	9.8	4.1	1.3	0.9	1.1	0.1
Businessowners’ policies	47.9	19.5	8.2	8.8	6.6	3.9	2.0	0.8	0.8	0.8
Commercial property	70.6	25.4	2.8	0.8	0.3	0.1	—	—	—	—
Personal automobile	58.2	18.4	9.9	6.8	4.2	1.5	0.5	0.3	0.1	0.1
Homeowners	72.2	20.3	3.3	1.5	1.6	0.4	0.3	0.2	0.1	0.1
E&S Lines - casualty	4.9	12.2	18.1	22.6	14.9	9.4	6.4	3.5	2.0

Note 10. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2019 and 2018:

Outstanding Debt					2019		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2019	December 31, 2018
($ in thousands)
Description
Long term
Issuance:
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	$300,000	(3,147)	(5,843)	291,010	—

Redemption:
(1) Senior Notes	2/8/2013	2/9/2043	5.875%	185,000	—	—	—	180,771

Other Outstanding:
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	25,000	25,000
(3) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	25,000	25,000
(4) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	(355)	(520)	99,125	99,069
(5) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	(185)	(90)	49,725	49,700

Finance lease obligations[1]							737	—
Total long-term debt					(3,687)	(6,453)	550,597	439,540

1 Concurrent with the adoption of ASU 2016-02 discussed in Note 3. "Adoption of Accounting Pronouncements," finance lease obligations are now captured in Long-term debt on our Consolidated Balance Sheets.

Short-term Debt Activity
Short-term debt activity included the following in 2019:

•	On March 7, 2019, Selective Insurance Company of America ("SICA") borrowed short-term funds of $50 million from the FHLBNY at an interest rate of 2.64%. This borrowing was repaid on March 28, 2019.

•	On August 5, 2019, SICA borrowed short-term funds of $15 million from the FHLBNY at an interest rate of 2.29%. This borrowing was repaid on August 12, 2019.

On December 20, 2019, the Parent entered into a Credit Agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. The Parent, as borrower, was a party to a Credit Agreement, dated December 1, 2015, for a $30 million revolving credit facility, which could be increased to $50 million with the consent of the lenders, with the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (“Wells Fargo”), which was scheduled to mature on December 1, 2020 (the “Prior Credit Agreement”). In anticipation of entering into the Line of Credit, the Parent exercised termination rights under the Prior Credit Agreement by sending a termination letter to

Wells Fargo on December 20, 2019. The effective date of the termination of the Prior Credit Agreement was December 30, 2019.

Our Line of Credit contains representations, warranties, and covenants that are customary for credit facilities of this type, including, without limitation, financial covenants under which we are obligated to maintain a minimum consolidated net worth, a maximum ratio of consolidated debt to total capitalization, and covenants limiting our ability to: (i) merge or liquidate; (ii) incur debt or liens; (iii) dispose of assets; (iv) make investments and acquisitions; and (v) engage in transactions with affiliates.

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of	Actual as of
	December 31, 2019	December 31, 2019
Consolidated net worth[1]	Not less than $1.4 billion	$2.1 billion
Debt to total capitalization ratio[1]	Not to exceed 35%	20.7%

1Calculated in accordance with the Line of Credit.

In addition to the above requirements, the Line of Credit contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $20 million), which causes or permits the acceleration of principal. Additionally, the Line of Credit limits borrowings from the FHLBI and the FHLBNY to 10% of the respective member company's admitted assets for the previous year.

Long-term Debt Activity
(1) In the first quarter of 2019, we issued $300 million of 5.375% Senior Notes due 2049 at a discount of $5.9 million which, when coupled with debt issuance costs of approximately $3.3 million, resulted in net proceeds from the offering of $290.8 million. The 5.375% Senior Notes will pay interest on March 1 and September 1 of each year. The first payment was made on September 1, 2019. A portion of the proceeds from this debt issuance was used to fully redeem the $185 million aggregate principal amount of our 5.875% Senior Notes due 2043, with the remaining $106 million being used for general corporate purposes. The 5.875% Senior Notes had pre-tax debt retirement costs of $4.2 million, or $3.3 million after tax, which was recorded in Interest expense on the Consolidated Statements of Income in the first quarter of 2019. There are no financial debt covenants to which we are required to comply in regards to the 5.375% Senior Notes.

(2) In the first quarter of 2009, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $2.8 million at December 31, 2019 and December 31, 2018. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $3.1 million at December 31, 2019 and $2.7 million at December 31, 2018. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In 2016, SICA borrowed the following amounts from the FHLBNY: (i) $25 million in August 2016 at an interest rate of 1.56%, which is due on August 16, 2021; and (ii) $25 million in July 2016 at an interest rate of 1.61%, which is due on July 21, 2021. All borrowings from the FHLBNY require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

•
Our Investments segment is evaluated based on after-tax net investment income and its ROE contribution. Also included in our Investment segment results are after-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income.

In computing the results of each segment, we do not make adjustments for interest expense or corporate expenses. We do not maintain separate investment portfolios for the segments and therefore, do not allocate assets to the segments.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Eastern region of the country. In 2019, approximately 19% of NPW were related to insurance policies written in New Jersey.

We had a goodwill balance of $7.8 million at both December 31, 2019 and 2018 on our Consolidated Balance Sheet that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2019	2018	2017
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$554,256	493,093	442,818
Workers compensation	311,370	317,616	317,982
General liability	669,895	616,187	569,217
Commercial property	353,834	329,660	311,932
Businessowners’ policies	105,252	103,412	100,266
Bonds	35,726	33,991	29,086
Other	19,281	18,263	17,198
Miscellaneous income	10,889	8,180	9,488
Total Standard Commercial Lines revenue	2,060,503	1,920,402	1,797,987
Standard Personal Lines:
Net premiums earned:
Personal automobile	172,606	168,250	153,147
Homeowners	127,543	128,961	129,699
Other	7,590	7,230	6,855
Miscellaneous income	1,466	1,257	1,228
Total Standard Personal Lines revenue	309,205	305,698	290,929
E&S Lines:
Net premiums earned:
Casualty lines	182,864	164,313	157,366
Property lines	56,954	55,253	55,461
Miscellaneous income	—	1	—
Total E&S Lines revenue	239,818	219,567	212,827
Investments:
Net investment income	222,543	195,336	161,882
Net realized and unrealized investment gains (losses)	14,422	(54,923)	6,359
Total Investments revenues	236,965	140,413	168,241
Total revenues	$2,846,491	2,586,080	2,469,984

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2019	2018	2017
Standard Commercial Lines:
Underwriting gain, before federal income tax	$145,990	109,104	149,514
Underwriting gain, after federal income tax	115,332	86,192	97,184
Combined ratio	92.9%	94.3%	91.6%
ROE contribution	5.8%	4.9	6.1

Standard Personal Lines:
Underwriting gain, before federal income tax	8,260	12,764	11,104
Underwriting gain, after federal income tax	6,525	10,084	7,217
Combined ratio	97.3%	95.8%	96.2%
ROE contribution	0.3%	0.6	0.4

E&S Lines:
Underwriting gain (loss), before federal income tax	9,743	(695)	(6,282)
Underwriting gain (loss), after federal income tax	7,697	(549)	(4,083)
Combined ratio	95.9%	100.3%	103.0%
ROE contribution	0.4%	—	(0.3)

Investments:
Net investment income	$222,543	195,336	161,882
Net realized and unrealized investment gains (losses)	14,422	(54,923)	6,359
Total investment segment income, before federal income tax	236,965	140,413	168,241
Tax on investment segment income	45,301	19,560	45,588
Total investment segment income, after federal income tax	$191,664	120,853	122,653
ROE contribution of after-tax net investment income	9.6%	6.9	7.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2019	2018	2017
Underwriting gain (loss)
Standard Commercial Lines	$145,990	109,104	149,514
Standard Personal Lines	8,260	12,764	11,104
E&S Lines	9,743	(695)	(6,282)
Investment income	236,965	140,413	168,241
Total all segments	400,958	261,586	322,577
Interest expense	(33,668)	(24,419)	(24,354)
Corporate expenses	(30,900)	(25,446)	(36,255)
Income, before federal income tax	$336,390	211,721	261,968

Note 12. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2019	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$271,623	59,421	$4.57

Effect of dilutive securities:
Stock compensation plans	—	583

Diluted EPS:
Net income available to common stockholders	$271,623	60,004	$4.53

2018	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$178,939	58,950	$3.04

Effect of dilutive securities:
Stock compensation plans	—	763

Diluted EPS:
Net income available to common stockholders	$178,939	59,713	$3.00

2017	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$168,826	58,458	$2.89

Effect of dilutive securities:
Stock compensation plans	—	899

Diluted EPS:
Net income available to common stockholders	$168,826	59,357	$2.84

Note 13. Federal Income Taxes
(a) On December 22, 2017, Tax Reform was signed into law, which among other implications, reduced our statutory corporate tax rate from 35% to 21% beginning with our 2018 tax year. We revalued our deferred tax inventory at December 31, 2017 to reflect this reduction, which resulted in a $20.2 million charge to income as illustrated in the rate table below.

As of December 31, 2017, our accounting for the impact of Tax Reform on our deferred tax assets and liabilities was complete, with the exception of amounts related to loss reserve discounting. Prior to Tax Reform, we had elected to use our own loss reserve payment patterns for determining the factors to be used for calculating our discounted loss reserves for federal income tax purposes. Under Tax Reform, this election was eliminated and we are now required to use discount factors based on industry experience and a corporate bond yield curve, which the Internal Revenue Service ("IRS") had not finalized as of December 31, 2017. Considering this, at December 31, 2017, we calculated a pre-tax decrease to our discounted loss reserves of $35 million by using the industry experience approach under the tax law that existed prior to Tax Reform. This increased the deferred tax asset related to loss reserves by $7.5 million. A Tax Reform transition rule allows this change in accounting method to be amortized into expense over an eight-year period beginning in 2018. As a result, we established an offsetting deferred tax liability of $7.5 million as of December 31, 2017.

In the fourth quarter of 2018, the IRS published the loss reserve discount factors to be used for calculating the beginning and ending 2018 discounted loss reserves under the industry experience approach. Based on these factors, we calculated a pre-tax decrease to our discounted loss reserves of $125 million, which resulted in a deferred tax asset of $26.3 million, an increase from the $7.5 million estimate described above. The $26.3 million adjustment was being taken into income over eight years, beginning with 2018, at approximately $3.3 million per year.

In June 2019, the IRS published the final loss reserve discount factors to be used for calculating the beginning and ending 2018 discounted loss reserves under the industry experience approach. Based on these factors, we calculated a revised pre-tax decrease to our discounted loss reserves of $109.5 million, which resulted in a deferred tax asset of $23.0 million, a decrease from the $26.3 million estimate described above. The $23.0 million will be taken into income over eight years, beginning with the 2018 tax year, at approximately $2.9 million per year.

(b) A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

($ in thousands)	2019	2018	2017
Tax at statutory rate (21% in 2019 and 2018 and 35% in 2017)	$70,642	44,461	91,689
Tax-advantaged interest	(4,909)	(5,518)	(11,510)
Dividends received deduction	(443)	(647)	(1,961)
Executive compensation	2,985	2,279	—
Stock-based compensation	(3,253)	(3,093)	(4,281)
Tax Reform deferred tax write off	—	—	20,205
Other [1]	(255)	(4,700)	(1,000)
Federal income tax expense	$64,767	32,782	93,142

12018 includes approximately $3.8 million of capital loss carry back items to prior tax years at the previous 35% statutory tax rate.

(c) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2019	2018
Deferred tax assets:
Net loss reserve discounting	$48,193	43,285
Net unearned premiums	57,004	53,556
Employee benefits	10,646	8,862
Long-term incentive compensation plans	5,727	9,095
Temporary investment write-downs	1,059	1,155
Other	6,478	5,744
Total deferred tax assets	129,107	121,697
Deferred tax liabilities:
Deferred policy acquisition costs	56,949	53,049
Unrealized gains on investment securities	45,294	502
Other investment-related items, net	7,576	4,904
Accelerated depreciation and amortization	12,512	9,702
Total deferred tax liabilities	122,331	68,157
Net deferred federal income tax asset	$6,776	53,540

Net deferred income tax assets decreased by $46.8 million in 2019, primarily driven by a $44.8 million increase in gross deferred tax liabilities as reduced interest rates increased unrealized gains on our fixed income securities portfolio.

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2019 or 2018. We do not have unrecognized tax expense or benefit as of December 31, 2019.

We have analyzed our tax positions in all open tax years, which as of December 31, 2019 were 2016 through 2018. The 2018 tax year is currently under audit. We do not expect any material adjustments to arise out of the 2018 audit.

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

Note 14. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”)
SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  Expense recorded for this plan was $17.0 million in 2019, and $15.8 million in both 2018 and 2017.

(b) Deferred Compensation Plan
SICA offers a non-qualified deferred compensation plan, the Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan") to a group of management or highly compensated employees as a method of recognizing and retaining such employees. The Deferred Compensation Plan provides these employees the opportunity to elect to defer receipt of specified portions of compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the employee deferrals, SICA may choose to make matching contributions to some or all of the participants in this plan to the extent the participant did not receive the maximum matching or non-elective contributions permissible under the Retirement Savings Plan due to limitations under the Internal Revenue Code or the Retirement Savings Plan. Expense recorded for these contributions was $0.3 million in 2019, $0.4 million in 2018, and $0.2 million in 2017.

(c) Retirement Income Plan and Retirement Life Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

In addition to the Pension Plan, SICA also sponsors the Supplemental Excess Retirement Plan (the "Excess Plan") and a life insurance benefit plan (the "Retirement Life Plan"). Both of these plans are closed to new entrants and participants in the Excess Plan ceased accruing benefits after March 31, 2016. The Retirement Life Plan does not accrue benefits and this plan applies only to retirees who terminated employment with SICA on or before March 31, 2009. These are both unfunded plans with benefit obligations as of December 31, 2019 and December 31, 2018 of $10.9 million and $9.5 million, respectively, for the Excess Plan and $6.6 million and $5.8 million, respectively, for the Retirement Life Plan. Expense recorded for the Excess Plan was $0.4 million in each of 2019, 2018, and 2017. Expense recorded for the Retirement Life Plan was $0.3 million in each of 2019, 2018, and 2017.

The following tables provide details on the Pension Plan for 2019 and 2018:

December 31,	Pension Plan
($ in thousands)	2019	2018
Change in Benefit Obligation:
Benefit obligation, beginning of year	$334,679	364,411
Interest cost	13,506	12,428
Actuarial losses (gains)	54,478	(31,738)
Benefits paid	(11,642)	(10,422)
Benefit obligation, end of year	$391,021	334,679

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$331,680	363,673
Actual return on plan assets, net of expenses	63,949	(21,571)
Contributions by the employer to funded plans	1,100	—
Benefits paid	(11,642)	(10,422)
Fair value of assets, end of year	$385,087	331,680

Funded status	$(5,934)	(2,999)

Amounts Recognized in the Consolidated Balance Sheet:
Liabilities	$(5,934)	(2,999)
Net pension liability, end of year	$(5,934)	(2,999)

Amounts Recognized in AOCI:
Net actuarial loss	$107,125	98,057
Total	$107,125	98,057

Other Information as of December 31:
Accumulated benefit obligation	$391,021	334,679

Weighted-Average Liability Assumptions as of December 31:
Discount rate	3.33%	4.46

	Pension Plan
($ in thousands)	2019	2018	2017
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$13,506	12,428	12,490
Expected return on plan assets	(21,114)	(22,767)	(19,419)
Amortization of unrecognized actuarial loss	2,575	1,981	2,001
Total net periodic pension cost (benefit)[1]	$(5,033)	(8,358)	(4,928)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$11,643	12,600	3,594
Reversal of amortization of net actuarial loss	(2,575)	(1,981)	(2,001)
Total recognized in other comprehensive income	$9,068	10,619	1,593

Total recognized in net periodic benefit cost and other comprehensive income	$4,035	2,261	(3,335)

1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2019	2018	2017
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	4.46%	3.78	4.41
Expected return on plan assets	6.50	6.36	6.24

Our latest measurement date was December 31, 2019, at which time we decreased our expected return on plan assets to 5.80%, due to lower expected returns within our longer-dated fixed income portfolio, as interest rates and credit spreads declined significantly year-over-year.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy, and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension and post-retirement life benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate decreased 113 basis points, to 3.33%, as of December 31, 2019, compared to 4.46% as of December 31, 2018, which resulted in a significant increase in the actuarial loss driving the increase in the benefit obligation for the period. The weighted average discount rate used to determine 2020 interest cost is 2.95%.

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2020, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2019		2018
	Target Percentage	Actual Percentage	Actual Percentage
Return seeking assets[1]	15%-70%	59%	43%
Liability hedging assets	35%-75%	38%	38%
Short-term investments	-	3%	19%
Total	100%	100%	100%

1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. Within the liability hedging assets, derivatives may be used to mitigate interest rate risk and reduce the interest duration mismatch between assets and liabilities of the Pension Plan to help insulate the funded status of the plan. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 57% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2019 or 2018. For information regarding investments in funds of our related parties, refer to Note 16. "Related Party Transactions" below.

The techniques used to determine the fair value of the Pension Plan's invested assets that appear on the following page are as follows:

•
The investments in the equities and liability hedging funds include collective investment funds and fund of funds that utilize a market approach wherein the published prices in the active market for identical assets are used. These investments are traded at their net asset value per share. These investments are classified as Level 1 in the fair value hierarchy.

•
The investments in private limited partnerships and other private equity securities are valued utilizing net asset value as a practical expedient for fair value.  These investments are not classified in the fair value hierarchy.

•
Short-term investments are recorded at cost, which approximates fair value.  Given that these investments are listed on active exchanges, coupled with their liquid nature, these investments are classified as Level 1 in the fair value hierarchy.

•
The deposit administration contract is recorded at cost, which approximates fair value.  Given the liquid nature of the underlying investments in overnight cash deposits and other short-term duration products, we have determined that a correlation exists between the deposit administration contract and other short-term investments, such as money market funds.  As such, this investment is classified as Level 2 in the fair value hierarchy.

For discussion regarding the levels within the fair value hierarchy, see Note 2. "Summary of Significant Accounting Policies."

In addition, refer to Note 5. "Investments" for discussion regarding the limited partnership investment strategies, excluding the secondary private equity and direct lending strategies as these investments are currently not part of the Pension Plan's investment portfolio.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2019		Fair Value Measurements at 12/31/19 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/19	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global Equity	$113,212	113,212	—	—
Diversified Credit	59,009	59,009	—	—
Real Assets	57,414	57,414	—	—
Total Equities	229,635	229,635	—	—
Limited partnerships (at net asset value)[1]:
Real assets	228	—	—	—
Private equity	583	—	—	—
Private credit	43	—	—	—
Total limited partnerships	854	—	—	—
Total return seeking assets	230,489	229,635	—	—

Liability hedging assets:
Fixed income	114,395	114,395	—	—
U.S. Treasury overlay	30,997	30,997	—	—
Total liability hedging assets	145,392	145,392	—	—

Cash and short-term investments:
Short-term investments	8,824	8,824	—	—
Deposit administration contracts	2,215	—	2,215	—
Total cash and short-term investments	11,039	8,824	2,215	—

Total invested assets	$386,920	383,851	2,215	—

December 31, 2018		Fair Value Measurements at 12/31/18 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/18	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Global Equity	$113,409	113,409	—	—
Private assets[1]:
Limited partnerships (at net asset value):
Real assets	16,818	—	—	—
Private equity	878	—	—	—
Private credit	262	—	—	—
Hedge fund	7,889	—	—	—
Total limited partnerships	25,847	—	—	—
Other private assets	3,780	—	—	—
Total private assets	29,627	—	—	—
Total return seeking assets	143,036	113,409	—	—

Liability hedging assets:
Fixed income	106,000	106,000	—	—
U.S. Treasury overlay	18,528	18,528	—	—
Total liability hedging assets	124,528	124,528	—	—

Cash and short-term investments:
Short-term investments	62,788	62,788	—	—
Deposit administration contracts	1,482	—	1,482	—
Total cash and short-term investments	64,270	62,788	1,482	—

Total invested assets	$331,834	300,725	1,482	—
1In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2020, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2020	$14,968
2021	14,947
2022	16,115
2023	17,144
2024	18,146
2025-2029	103,669

Note 15. Share-Based Payments

Active Plans
As of December 31, 2019, the following four plans were available for the issuance of share-based payment awards:

•	The 2014 Omnibus Stock Plan, As Amended and Restated Effective as of May 2, 2018 (the "Stock Plan");

•	The Cash Incentive Plan, As Amended and Restated as of May 1, 2014 (the "Cash Plan");

•	The Employee Stock Purchase Plan (2009) ("ESPP"); and

•	The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of February 1, 2017 (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014. Most recently amended and restated plan was approved effective May 2, 2018 by stockholders on May 2, 2018.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
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

Cash Plan
Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.

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

Shares authorized and available for issuance as of December 31, 2019 are as follows:

As of December 31, 2019	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	3,208,968	760,639
ESPP	1,500,000	356,229	—
Agent Plan	3,000,000	1,728,471	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2019	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,985,129	59,729
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	44,468	44,468
1Awards outstanding under the 2005 Stock Plan consisted of 32,906 shares deferred by our non-employee directors and 26,823 stock options.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2018	846,305	$44.00
Granted in 2019	265,680	63.60
Vested in 2019	(337,525)	36.08
Forfeited in 2019	(27,735)	51.89
Unvested RSU awards at December 31, 2019	746,725	$53.48

As of December 31, 2019, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $8.9 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $22.0 million for 2019, $18.0 million for 2018, and $16.0 million for 2017. In connection with vested RSUs, the total value of the DEUs that vested was $0.8 million in 2019 and 2018, and $0.9 million in 2017.

Option Transactions
A summary of the stock option transactions under our 2005 Stock Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2018	126,735	$14.37
Granted in 2019	—	—
Exercised in 2019	(99,912)	13.74
Forfeited or expired in 2019	—	—
Outstanding at December 31, 2019	26,823	$16.71	0.33	$1,300
Exercisable at December 31, 2019	26,823	$16.71	0.33	$1,300

The total intrinsic value of options exercised was $5.2 million in 2019, $4.5 million in 2018, and $4.0 million in 2017.

CIU Transactions
The liability recorded in connection with our Cash Plan was $8.6 million at December 31, 2019 and $21.6 million at December 31, 2018. The decrease of $13 million in the liability recorded is primarily due to the structural changes we made to our Cash Plan in early 2017. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.1 years. The CIU payments made were $18.4 million in 2019, $20.2 million in 2018, and $14.2 million in 2017.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2019	2018	2017
ESPP Issuances	72,952	70,448	75,093
Agent Plan Issuances	47,888	41,134	49,794

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

	ESPP
	2019	2018	2017
Risk-free interest rate	2.33%	1.88	1.07
Expected term	6 months	6 months	6 months
Dividend yield	1.2%	1.3	1.3
Expected volatility	26%	18	24

The weighted-average fair value of options and stock per share, including RSUs granted under the Parent's stock plans, during 2019, 2018, and 2017 was as follows:

	2019	2018	2017
RSUs	$63.60	55.96	42.66
ESPP:
Six month option	4.32	2.67	2.73
Discount of grant date market value	9.99	8.50	7.06
Total ESPP	14.31	11.17	9.79
Agent Plan:
Discount of grant date market value	7.00	5.99	5.04

The fair value of the CIU liability is remeasured at each reporting period through the settlement date of the awards, which is three years from the date of grant based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the CIUs that, in accordance with the CIU agreements established under the Cash Plan, is adjusted to reflect our performance on specified indicators compared to targeted peer companies.

Expense Recognition
The following table provides share-based compensation expense in 2019, 2018, and 2017:

($ in millions)	2019	2018	2017
Share-based compensation expense, pre-tax	$24.5	19.3	31.2
Income tax benefit, including the benefit related to stock grants that vested during the year	(8.2)	(7.0)	(15.0)
Share-based compensation expense, after-tax	$16.3	12.3	16.2

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

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $11.0 million in 2019, $10.1 million in 2018, and $11.1 million in 2017. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.0 million in 2019, $2.1 million in 2018, and $2.3 million in 2017. Amounts due to Rue Insurance at December 31, 2019 and December 31, 2018 were $0.3 million and $0.4 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Foundation is comprised of some of the Parent's officers. We made $1.3 million of contributions to the Foundation in 2019, $0.5 million in 2018, and no contributions in 2017.

BlackRock, Inc., a leading publicly-traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On February 4, 2020, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2019, of 11.7% of our common stock.

In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $2.2 million in 2019, and $2.0 million in both 2018 and 2017. Amounts payable for such services at December 31, 2019 and December 31, 2018, were $1.1 million and $1.0 million, respectively.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2019 and December 31, 2018, and are predominately reflected in Equity securities on our Consolidated Balance Sheet. During 2019, with regard to BlackRock funds, we (i) purchased $21.7 million, (ii) sold $59.5 million, (iii) recognized a $5.7 million net realized and unrealized gain, and (iv) recorded $0.8 million in income. During 2018, we purchased $41.4 million in securities and recognized net realized and unrealized losses of $3.6 million. There were no material transactions related to these holdings in 2017. There were no amounts payable on the settlement of these investment transactions at December 31, 2019, December 31, 2018, or December 31, 2017.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $144.2 million at December 31, 2019 and $131.9 million at December 31, 2018. During 2019, with regard to BlackRock funds, the Pension Plan (i) purchased $19.7 million, (ii) sold $44.1 million, and (iii) recorded net investment income of $36.7 million. In 2018, with regard to BlackRock funds, the Pension Plan (i) purchased $132.5 million, (ii) sold $125.6 million, and (iii) recorded net investment income of $9.3 million. In 2017, with regard to BlackRock funds, the Pension Plan (i) purchased $10.0 million, (ii) sold $4.1 million, and (iii) recorded net investment income of $25.2 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

As of December 31, 2019, the Vanguard Group ("Vanguard") held 9.4% of our common stock. Vanguard is one of the world's largest investment management companies, offering low cost mutual funds, exchange-trade funds ("ETFs"), and other investment related services. On January 10, 2019, Vanguard filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2018, of 10.1% of our common stock. In connection with purchasing our common shares in the prior year, Vanguard filed the necessary filings with insurance regulatory authorities to disclaim control and we do not expect Vanguard to be deemed a controlling person by any insurance regulator.

As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. As of December 31, 2019, we had no investments in Vanguard funds, and our investment in these funds at December 31, 2018 was less than 1% of invested assets at that time and was recorded within Equity securities on our Consolidated Balance Sheet. During 2019, we sold $11.8 million of a Vanguard ETF, recorded dividend income of $0.2 million and recorded capital gains of $1.3 million from such ETF, with no amounts receivable on the settlement of this transaction at December 31, 2019. During 2018, we purchased $11.5 million of a Vanguard ETF and recorded dividend income of $0.4 million from such ETF, with no amounts payable on the settlement of this transaction at December 31, 2018. We had no transactions with Vanguard in 2017.

Our Pension Plan's investment portfolio contained no investments in Vanguard funds at December 31, 2019 and December 31, 2018. Our Pension Plan's investment portfolio contained investments in Vanguard funds of $86.3 million in 2017. The Pension Plan had no transactions with Vanguard in 2019. During 2018 and 2017, the Pension Plan purchased $8.4 million and $5.2 million of Vanguard funds, respectively. In 2018, the Pension Plan sold $85.4 million of Vanguard funds. The Pension Plan recorded a net investment loss on Vanguard funds of $5.5 million in 2018, and net investment income of $9.1 million in 2017. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various Vanguard funds. All transactions with Vanguard are consummated in the ordinary course of business on an arm's-length basis.

NOTE 17. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2030, are generally renewed or replaced by similar leases.

Upon adoption of ASU 2016-02 on January 1, 2019, we recorded operating lease right-of-use assets of $20.7 million with related lease liabilities of $21.0 million. The differential of $0.3 million was recognized, on an after-tax basis, as a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. Financing lease right-of-use assets and the related lease liabilities were $0.9 million as of January 1, 2019. See Note 2. "Summary of Significant Accounting Policies" and Note 3. "Adoption of Accounting Pronouncements" in this Form 10-K for additional information regarding our accounting policy on leases and ASU 2016-02, respectively.

The components of lease expense for the year ended December 31, 2019 were as follows:

($ in thousands)	2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$8,808
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	984
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	16
Total finance lease cost	1,000

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	48

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,165

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2019
Weighted-average remaining lease term
Operating leases	6	years
Finance leases	2
Weighted-average discount rate
Operating leases	3.4%
Finance leases[1]	2.1

1Prior to adoption of ASU 2016-02, our historical capital lease liabilities and assets were measured using an un-discounted cash flow stream due to immateriality of the capital lease population.

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2019
Operating leases
Other assets	$26,535
Other liabilities	27,506
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	731
Long-term debt	$737

At December 31, 2019, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2020	$451	8,244	8,695
2021	248	6,168	6,416
2022	54	4,590	4,644
2023	—	3,329	3,329
2024	—	2,920	2,920
Thereafter	—	8,638	8,638
Total lease payments	753	33,889	34,642
Less: imputed interest	16	2,995	3,011
Less: leases that have not yet commenced	—	3,388	3,388
Total lease liabilities	$737	27,506	28,243

At December 31, 2018, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Capital Leases	Operating Leases	Total
2019	$728	7,762	8,490
2020	141	7,355	7,496
2021	22	5,083	5,105
2022	—	3,641	3,641
2023	—	2,900	2,900
Thereafter	—	9,698	9,698
Total minimum payment required	$891	36,439	37,330

Refer to Note. 4 "Statements of Cash Flows" in this Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 18. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2019, we had purchased such annuities with a present value of $25.5 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2019, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$219.2	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	35.4	2030
Non-publicly traded common stock within our equity portfolio	3.9	2023
Commercial mortgage loans	10.0	Less than 1 year
Privately-placed corporate securities	15.0	Less than 1 year
Total	$283.5

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 19. Litigation
As of December 31, 2019, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In the ordinary course of conducting business, we are parties in various legal actions. Most are claims litigation involving our Insurance Subsidiaries as either: (i) liability insurers defending or providing indemnity for third-party claims brought against our customers; (ii) insurers defending first-party coverage claims brought against them; or (iii) liability insurers seeking declaratory judgment on our insurance coverage obligations. We account for such activity through the establishment of unpaid loss and loss expense reserves. In ordinary course claims litigation, we expect that any potential ultimate liability, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some of which assert claims for substantial amounts. Plaintiffs may style these actions as putative class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper reimbursement of medical providers paid under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these allegations and we account for such activity through the establishment of unpaid loss and loss expense reserves. In these other legal actions, we expect that any potential ultimate liability, after consideration of provisions made for estimated losses, will not be material to our consolidated financial condition. Nonetheless, litigation outcomes are inherently unpredictable and, because the amounts sought in certain of these actions are large or indeterminate, it is possible that any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Note 20. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2019, the various state insurance departments of domicile have adopted the March 2019 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2019	2018	2019	2018	2019	2018	2017
SICA	New Jersey	$525.9	478.6	680.1	632.8	113.9	78.0	84.6
Selective Way Insurance Company ("SWIC")	New Jersey	339.2	300.2	388.2	349.3	59.2	47.5	43.6
SICSC	Indiana	132.6	119.4	163.8	150.7	23.9	16.5	17.9
SICSE	Indiana	103.1	92.2	128.7	117.7	18.5	12.9	14.7
SICNY	New York	99.4	86.5	127.1	114.2	17.0	12.0	13.4
Selective Insurance Company of New England ("SICNE")	New Jersey	25.3	19.9	55.4	50.0	7.8	5.6	6.3
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	62.5	50.3	105.4	93.2	14.9	9.9	11.4
MUSIC	New Jersey	27.1	23.0	95.6	91.5	13.2	9.4	10.3
Selective Casualty Insurance Company ("SCIC")	New Jersey	58.2	44.9	132.7	119.3	16.8	13.3	13.4
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	23.5	17.8	55.4	49.7	7.5	5.5	5.6
Total		$1,396.8	1,232.8	1,932.4	1,768.4	292.7	210.6	221.2

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2019 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities.  The Parent’s ability to pay dividends to shareholders also are impacted by covenants in its Line of Credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization.

As of December 31, 2019, the Parent had an aggregate of $278.0 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $2.1 billion is predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2020, the Insurance Subsidiaries have the ability to provide for $266.7 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has available to it other potential sources of liquidity, such as:

(i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $89.4 million as of December 31, 2019, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 10. "Indebtedness" in this Form 10-K.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2019 for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2020, based on the 2019 statutory financial statements.

Dividends		Twelve Months ended December 31, 2019	2020
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$55.5	$98.4
SWIC	New Jersey	19.0	53.7
SICSC	Indiana	9.5	23.9
SICSE	Indiana	6.7	18.6
SICNY	New York	3.3	12.7
SICNE	New Jersey	2.0	7.6
SAICNJ	New Jersey	1.5	14.7
MUSIC	New Jersey	8.0	12.9
SCIC	New Jersey	3.0	16.8
SFCIC	New Jersey	1.5	7.4
Total		$110.0	$266.7

Note 21. Quarterly Financial Information

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(unaudited, $ in thousands, except per share data)	2019	2018	2019	2018	2019	2018	2019	2018
Net premiums earned	$632,573	591,828	642,619	604,836	653,620	614,277	668,359	625,288
Net investment income earned	50,618	43,231	58,505	45,553	55,826	52,443	57,594	54,109
Net realized and unrealized gains (losses)	13,451	(10,549)	4,027	(1,652)	(2,183)	(4,787)	(873)	(37,935)
Other income	2,320	2,179	3,053	3,179	3,162	2,538	3,820	1,542
Total revenues	698,962	626,689	708,204	651,916	710,425	664,471	728,900	643,004
Income before federal income taxes	73,694	19,931	90,225	72,525	71,178	67,130	101,293	52,135
Net income	61,348	18,925	72,266	58,819	56,150	55,435	81,859	45,760
Net income per share:
Basic	1.04	0.32	1.22	1.00	0.94	0.94	1.38	0.77
Diluted	1.02	0.32	1.21	0.99	0.93	0.93	1.36	0.76

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I to V (collectively, the "consolidated financial statements"), and our report dated February 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 12, 2020

Item 9B. Other Information.
In connection with the appointment of John J. Marchioni as President and Chief Executive Officer of Selective Insurance Group, Inc. (the "Parent”), effective February 1, 2020, Selective Insurance Company of America (“SICA”), a wholly-owned subsidiary of the Parent, entered into a new Employment Agreement (the “Employment Agreement”) with Mr. Marchioni (the “Executive”) on February 10, 2020 (the “Agreement Date”), effective as of February 1, 2020. As of the Agreement Date, Mr. Marchioni’s previous employment agreement with SICA terminated.
The following table summarizes the principal provisions of the Employment Agreement. Defined terms used in this table, but not defined in this Form 10-K, have the meanings given to them in the Employment Agreement.

Term	Initial three year term ends on February 1, 2023, automatically renewed for additional one year periods unless terminated by either party with written notice.
Compensation	Base salary of $925,000 as of February 1, 2020.
Benefits
Eligible to participate in incentive compensation plan, stock plan, 401(k) plan, defined benefit pension plan and any other stock option, stock appreciation right, stock bonus, pension, group insurance, retirement, profit sharing, medical, disability, life insurance, relocation plan or policy, or any other plan, program, policy or arrangement of the Parent or SICA intended to benefit SICA’s employees generally.

Vacation and Reimbursements	Vacation time and reimbursements for ordinary travel and entertainment expenses in accordance with SICA’s policies.
Perquisites	Suitable offices, secretarial and other services, and other perquisites to which other executives of SICA are generally entitled.
Severance and Benefits on Termination without Change in Control
•    For Cause or Resignation by Executive other than for Good Reason: Salary and benefits accrued through termination date.
•    Death or Disability: Two times: (i) Executive’s salary; plus (ii) average of three most recent annual cash incentive payments; provided that any such severance payments be reduced by life or disability insurance payments under policies with respect to which SICA paid premiums, paid in 12 equal installments.
•    Without Cause by SICA, Relocation of Office over 50 Miles (without Executive’s consent), Resignation for Good Reason by Executive:
     -    Two times: (i) Executive’s salary; plus (ii) average of three most recent annual cash incentive payments, paid in 12 equal installments.
     -    Medical, dental, vision, disability, and life insurance coverage in effect for Executive and dependents until the earlier of 24 months following termination or commencement of equivalent benefits from a new employer.
•    Stock Awards: Except for termination for Cause or resignation by the Executive other than Good Reason, immediate vesting and possible extended exercise period, as applicable, for any previously granted stock options, stock appreciation rights, cash incentive units, restricted stock, restricted stock units, and stock bonuses.

Severance and Benefits on Termination after Change in Control
For termination without Cause or resignation for Good Reason by Executive within two years following a Change in Control, Executive is entitled to:
•    Severance payment equal to the product of 2.99 and the greater of: (i) Executive’s salary plus target annual cash incentive payment; or (ii) Executive’s salary plus the average of Executive’s annual cash incentive payments for the three calendar years prior to the calendar year in which the termination occurs, paid in lump sum.
•    Medical, dental, vision, disability, and life insurance coverage in effect for Executive and dependents until the earlier of period of 36 months following termination or commencement of equivalent benefits from a new employer.
•    Stock awards, same as above, except that the initial number of cash incentive units is increased by 150%.

Release; Confidentiality and Non-Solicitation
•    Receipt of severance payments and benefits conditioned upon:
            - Entry into release of claims; and
            - No disclosure of confidential or proprietary information or solicitation of employees to leave the Parent or its subsidiaries for a period of two years following the termination of the Employment Agreement.

This summary table description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed herewith as Exhibit 10.32.

PART III
Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2019, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2019

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$4,573	4,921	4,580
Public utilities	3,608	3,967	3,673
All other corporate securities	12,588	13,087	12,547
Total fixed income securities, held-to-maturity	20,769	21,975	20,800

Available-for-sale:
U.S. government and government agencies	112,680	116,186	116,186
Foreign government	18,011	18,542	18,542
Obligations of states and political subdivisions	1,168,185	1,230,090	1,230,090
Public utilities	35,679	37,084	37,084
All other corporate securities	1,831,202	1,910,393	1,910,393
Collateralized loan obligation securities and other asset-backed securities	790,517	793,012	793,012
Commercial mortgage-backed securities	514,709	538,344	538,344
Residential mortgage-backed securities	1,409,003	1,451,969	1,451,969
Total fixed income securities, available-for-sale	5,879,986	6,095,620	6,095,620

Equity securities:
Common stock:
Banks, trusts and insurance companies	17,357	17,368	17,368
Industrial, miscellaneous and all other	51,815	52,532	52,532
Nonredeemable preferred stock	2,889	3,037	3,037
Total equity securities	72,061	72,937	72,937
Short-term investments	282,490	282,490	282,490
Other investments	216,807		216,807
Total investments	$6,472,113		6,688,654

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2019	2018
Assets:
Fixed income securities, available-for-sale – at fair value (amortized cost: $233,753 – 2019; $111,208 – 2018)	$241,526	110,098
Short-term investments	36,219	35,358
Cash	300	505
Investment in subsidiaries	2,416,209	2,057,218
Current federal income tax	16,116	14,161
Deferred federal income tax	4,875	10,346
Other assets	1,692	1,186
Total assets	$2,716,937	2,228,872

Liabilities:
Long-term debt	$439,860	329,540
Intercompany notes payable	61,163	77,517
Accrued long-term stock compensation	8,604	21,574
Other liabilities	12,374	8,439
Total liabilities	$522,001	437,070

Stockholders’ Equity:
Preferred stock at $0 par value per share:
Authorized shares 5,000,000; no shares issued or outstanding	$—	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 103,484,159 – 2019; 102,848,394 – 2018	206,968	205,697
Additional paid-in capital	418,521	390,315
Retained earnings	2,080,529	1,858,414
Accumulated other comprehensive income (loss)	81,750	(77,956)
Treasury stock – at cost (shares: 44,023,006 – 2019; 43,899,840 – 2018)	(592,832)	(584,668)
Total stockholders’ equity	2,194,936	1,791,802
Total liabilities and stockholders’ equity	$2,716,937	2,228,872

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2019	2018	2017
Revenues:
Dividends from subsidiaries	$110,004	100,060	80,096
Net investment income earned	7,301	3,425	2,044
Net realized gains (losses)	207	(1,567)	(15)
Total revenues	117,512	101,918	82,125

Expenses:
Interest expense	33,426	24,652	24,721
Other expenses	30,900	25,446	36,251
Total expenses	64,326	50,098	60,972

Income before federal income tax	53,186	51,820	21,153

Federal income tax (benefit) expense:
Current	(16,080)	(14,173)	(22,187)
Deferred	3,606	3,141	6,311
Total federal income tax benefit	(12,474)	(11,032)	(15,876)

Net income before equity in undistributed income of subsidiaries	65,660	62,852	37,029

Equity in undistributed income of subsidiaries, net of tax	205,963	116,087	131,797

Net income	$271,623	178,939	168,826

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2019	2018	2017
Operating Activities:
Net income	$271,623	178,939	168,826

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(205,963)	(116,087)	(131,797)
Stock-based compensation expense	19,077	14,507	12,089
Net realized (gains) losses	(207)	1,567	15
Amortization – other	4,614	567	678

Changes in assets and liabilities:
(Decrease) increase in accrued long-term stock compensation	(12,970)	(15,443)	4,988
Decrease in net federal income taxes	1,651	11,246	3,811
Increase in other assets	(533)	(343)	(60)
Increase in other liabilities	3,919	1,712	714
Net cash provided by operating activities	81,211	76,665	59,264

Investing Activities:
Purchase of fixed income securities, available-for-sale	(153,482)	(75,046)	(58,832)
Redemption and maturities of fixed income securities, available-for-sale	10,579	6,849	10,465
Sale of fixed income securities, available-for-sale	20,189	45,099	31,819
Purchase of equity securities	(10,824)	—	—
Sale of equity securities	10,828	—	—
Purchase of short-term investments	(1,116,766)	(207,115)	(185,590)
Sale of short-term investments	1,116,253	195,846	179,292
Net cash used in investing activities	(123,223)	(34,367)	(22,846)

Financing Activities:
Dividends to stockholders	(47,675)	(42,097)	(37,045)
Acquisition of treasury stock	(8,164)	(6,556)	(6,015)
Proceeds from issuance of notes payable, net of debt issuance costs	290,757	—	—
Principal payment on notes payable	(185,000)	—	—
Net proceeds from stock purchase and compensation plans	8,243	7,252	7,599
Principal payment on borrowings from subsidiaries	(16,354)	(926)	(881)
Net cash provided by (used in) financing activities	41,807	(42,327)	(36,342)

Net (decrease) increase in cash	(205)	(29)	76
Cash, beginning of year	505	534	458
Cash, end of year	$300	505	534

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2019

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$226,464	3,436,363	1,108,009	2,049,614	—	1,187,856	445,661	270,107	2,137,071
Standard Personal Lines Segment	16,848	224,200	309,125	307,739	—	211,300	34,477	53,702	304,592
E&S Lines Segment	27,874	406,600	106,033	239,818	—	152,335	55,835	21,905	237,761
Investments Segment	—	—	—	—	236,965	—	—	—	—
Total	$271,186	4,067,163	1,523,167	2,597,171	236,965	1,551,491	535,973	345,714	2,679,424

1Includes “Net investment income earned” and “Total net realized and unrealized gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $345,714 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$358,069
Other income	(12,355)
Total	$345,714

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

 Year ended December 31, 2018

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$206,391	3,283,531	1,020,054	1,912,222	—	1,141,038	412,420	249,660	1,975,683
Standard Personal Lines Segment	18,070	223,223	304,085	304,441	—	206,752	33,617	51,308	309,277
E&S Lines Segment	28,151	387,114	107,793	219,566	—	150,344	49,005	20,912	229,326
Investments Segment	—	—	—	—	140,413	—	—	—	—
Total	$252,612	3,893,868	1,431,932	2,436,229	140,413	1,498,134	495,042	321,880	2,514,286

1Includes “Net investment income earned” and “Total net realized and unrealized gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $321,880 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$331,318
Other income	(9,438)
Total	$321,880

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

1Includes “Net investment income earned” and “Total net realized and unrealized gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $322,381 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$333,097
Other income	(10,716)
Total	$322,381

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2019, 2018, and 2017

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2019
Premiums earned:
Accident and health insurance	$17	—	17	—	—
Property and liability insurance	2,993,140	24,399	420,368	2,597,171	1%
Total premiums earned	2,993,157	24,399	420,385	2,597,171	1%

2018
Premiums earned:
Accident and health insurance	$19	—	19	—	—
Property and liability insurance	2,808,745	25,831	398,347	2,436,229	1%
Total premiums earned	2,808,764	25,831	398,366	2,436,229	1%

2017
Premiums earned:
Accident and health insurance	$24	—	24	—	—
Property and liability insurance	2,647,464	25,831	382,268	2,291,027	1%
Total premiums earned	2,647,488	25,831	382,292	2,291,027	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR UNCOLLECTIBLE PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2019, 2018, and 2017

($ in thousands)	2019	2018	2017
Balance, January 1	$13,900	14,600	11,480
Additions	2,730	4,022	6,414
Deductions	(5,830)	(4,722)	(3,294)
Balance, December 31	$10,800	13,900	14,600

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

4.7
Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 1, 2019 File No. 001-33067).

4.8*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

Exhibit
Number
10.29+
Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, effective as of February 1, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2019, File No. 001-33067).

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

*10.32	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020.

10.33+
Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 31, 2016, File No. 001-33067).

*10.34	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Bank of Montreal, Chicago Branch, as Administrative Agent, dated as of December 20, 2019.

10.35
Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2005, File No. 000-08641).

10.36+
Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.37+
Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

Exhibit
Number
*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of John C. Burville.

*24.2	Power of Attorney of Terrence W. Cavanaugh.

*24.3	Power of Attorney of Robert Kelly Doherty.

*24.4	Power of Attorney of Thomas A. McCarthy.

*24.5	Power of Attorney of H. Elizabeth Mitchell.

*24.6	Power of Attorney of Michael J. Morrissey.

*24.7	Power of Attorney of Gregory E. Murphy.

*24.8	Power of Attorney of Cynthia S. Nicholson.

*24.9	Power of Attorney of Ronald L. O'Kelley.

*24.10	Power of Attorney of William M. Rue.

*24.11	Power of Attorney of John S. Scheid.

*24.12	Power of Attorney of J. Brian Thebault.

*24.13	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101.INS	XBRL Instance Document.
** 101.SCH	XBRL Taxonomy Extension Schema Document.
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
** 104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.
(P) Paper filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 12, 2020
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

By: /s/ Mark A. Wilcox	February 12, 2020
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 12, 2020
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 12, 2020
John J. Marchioni
President and Chief Executive Officer

*	February 12, 2020
John C. Burville
Director

*	February 12, 2020
Terrence W. Cavanaugh
Director

*	February 12, 2020
Robert Kelly Doherty
Director

*	February 12, 2020
Thomas A. McCarthy
Director

*	February 12, 2020
H. Elizabeth Mitchell
Director

*	February 12, 2020
Michael J. Morrissey
Director

*	February 12, 2020
Gregory E. Murphy
Executive Chairman of the Board

*	February 12, 2020
Cynthia S. Nicholson
Director

*	February 12, 2020
Ronald L. O'Kelley
Director

*	February 12, 2020
William M. Rue
Director

*	February 12, 2020
John S. Scheid
Director

*	February 12, 2020
J. Brian Thebault
Director

*	February 12, 2020
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 12, 2020
Michael H. Lanza
Attorney-in-fact