Form 10-Q
period 2020-03-31
SELECTIVE INSURANCE GROUP INC
filed 2020-05-06
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐       No ☒
As of April 24, 2020, there were 59,707,580 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2020	December 31, 2019
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $21,921 – 2020; $21,975 – 2019)	$20,408	20,800
Less: allowance for credit losses	(28)	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	20,380	20,800

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $15,787 – 2020; amortized cost: $5,877,779 – 2020 and $5,879,986 – 2019)	5,945,360	6,095,620

Commercial mortgage loans - at carrying value (fair value: $13,856 – 2020)	14,096	—
Less: allowance for credit losses	(240)	—
Commercial mortgage loans, net of allowance for credit losses	13,856	—

Equity securities – at fair value (cost: $116,249 – 2020; $72,061 – 2019)	99,989	72,937
Short-term investments (at cost which approximates fair value)	517,558	282,490
Other investments	244,934	216,807
Total investments (Note 4 and 6)	6,842,077	6,688,654
Cash	9,429	300
Restricted cash	5,177	7,675
Interest and dividends due or accrued	43,893	44,846

Premiums receivable	815,271	830,301
Less: allowance for credit losses (Note 7)	(18,000)	(6,400)
Premiums receivable, net of allowance for credit losses	797,271	823,901

Reinsurance recoverable	565,036	577,635
Less: allowance for credit losses (Note 8)	(1,502)	(4,400)
Reinsurance recoverable, net of allowance for credit losses	563,534	573,235

Prepaid reinsurance premiums	162,491	166,705
Deferred federal income tax (Note 14)	43,099	6,776
Property and equipment – at cost, net of accumulated depreciation and amortization of: $231,651 – 2020; $227,566 – 2019	80,061	77,409
Deferred policy acquisition costs	269,581	271,186
Goodwill	7,849	7,849
Other assets	150,588	128,614
Total assets	$8,975,050	8,797,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$4,103,635	4,067,163
Unearned premiums	1,514,577	1,523,167
Short-term debt (Note 5)	302,000	—
Long-term debt (Note 5)	550,577	550,597
Current federal income tax	12,352	2,987
Accrued salaries and benefits	74,031	126,753
Other liabilities	321,422	331,547
Total liabilities	$6,878,594	6,602,214

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,832,370 – 2020; 103,484,159 – 2019	207,665	206,968
Additional paid-in capital	427,328	418,521
Retained earnings	2,083,340	2,080,529
Accumulated other comprehensive income (loss) (Note 12)	(22,117)	81,750
Treasury stock – at cost (shares: 44,124,825 – 2020; 44,023,006 – 2019)	(599,760)	(592,832)
Total stockholders’ equity	$2,096,456	2,194,936
Commitments and contingencies
Total liabilities and stockholders’ equity	$8,975,050	8,797,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter Ended March 31,
($ in thousands, except per share amounts)	2020	2019
Revenues:
Net premiums earned	$651,703	632,573
Net investment income earned	55,967	50,618
Net realized and unrealized (losses) gains:
Net realized investment gains on disposals	4,100	3,444
Unrealized (losses) gains on equity securities	(17,137)	10,111
Other-than-temporary impairments	(31,629)	(104)
Total net realized and unrealized (losses) gains	(44,666)	13,451
Other income	1,825	2,320
Total revenues	664,829	698,962

Expenses:
Loss and loss expense incurred	400,324	386,579
Amortization of deferred policy acquisition costs	136,501	129,674
Other insurance expenses	95,346	85,079
Interest expense	7,601	11,526
Corporate expenses	9,060	12,410
Total expenses	648,832	625,268

Income before federal income tax	15,997	73,694

Federal income tax expense:
Current	9,886	12,581
Deferred	(9,125)	(235)
Total federal income tax expense	761	12,346

Net income	$15,236	61,348

Earnings per share:
Basic net income	$0.26	1.04

Diluted net income	$0.25	1.02

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter Ended March 31,
($ in thousands)	2020	2019
Net income	$15,236	61,348

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(74,245)	81,313
Non-credit portion of OTTI recognized in OCI	(51,658)	—
Amounts reclassified into net income:
Held-to-maturity securities	20	(7)
Net realized losses (gains) on disposals and intent-to-sell OTTI on AFS securities	8,948	(851)
Credit loss expense recognized in OTTI	12,472	—
Total unrealized (losses) gains on investment securities	(104,463)	80,455

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	596	525
Total defined benefit pension and post-retirement plans	596	525
Other comprehensive (loss) income	(103,867)	80,980
Comprehensive (loss) income	$(88,631)	142,328

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter Ended March 31,
($ in thousands, except share and per share amounts)	2020	2019
Common stock:
Beginning of period	$206,968	205,697
Dividend reinvestment plan	14	11
Stock purchase and compensation plans	683	743
End of period	207,665	206,451

Additional paid-in capital:
Beginning of period	418,521	390,315
Dividend reinvestment plan	408	365
Stock purchase and compensation plans	8,399	8,201
End of period	427,328	398,881

Retained earnings:
Beginning of period, as previously reported	2,080,529	1,858,414
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	—	342
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax (Note 2)	1,435	—
Balance at beginning of period, as adjusted	2,081,964	1,858,756
Net income	15,236	61,348
Dividends to stockholders	(13,860)	(11,985)
End of period	2,083,340	1,908,119

Accumulated other comprehensive (loss) income:
Beginning of period	81,750	(77,956)
Other comprehensive (loss) income	(103,867)	80,980
End of period	(22,117)	3,024

Treasury stock:
Beginning of period	(592,832)	(584,668)
Acquisition of treasury stock	(6,928)	(6,585)
End of period	(599,760)	(591,253)
Total stockholders’ equity	$2,096,456	1,925,222

Dividends declared per share to stockholders	$0.23	0.20

Common stock, shares outstanding:
Beginning of period	59,461,153	58,948,554
Dividend reinvestment plan	6,975	5,694
Stock purchase and compensation plan	341,236	371,628
Acquisition of treasury stock	(101,819)	(102,971)
End of period	59,707,545	59,222,905

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter Ended March 31,
($ in thousands)	2020	2019
Operating Activities
Net income	$15,236	61,348

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,415	16,278
Stock-based compensation expense	7,038	6,677
Undistributed gains of equity method investments	(5,602)	(971)
Distributions in excess of current year income of equity method investments	614	1,771
Net realized and unrealized losses (gains)	44,666	(13,451)
Loss on disposal of fixed assets	14	—

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	49,077	68,607
(Decrease) increase in unearned premiums, net of prepaid reinsurance	(4,376)	40,374
Decrease in net federal income taxes	276	12,044
Decrease (increase) in premiums receivable	25,572	(44,396)
Decrease (increase) in deferred policy acquisition costs	1,605	(8,142)
Decrease (increase) in interest and dividends due or accrued	880	(491)
Decrease in accrued salaries and benefits	(52,722)	(38,529)
Decrease (increase) in other assets	4,583	(8,711)
Decrease in other liabilities	(62,959)	(45,769)
Net cash provided by operating activities	39,317	46,639

Investing Activities
Purchase of fixed income securities, available-for-sale	(319,539)	(474,962)
Purchase of commercial mortgage loans	(14,096)	—
Purchase of equity securities	(45,511)	(6,702)
Purchase of other investments	(27,433)	(12,178)
Purchase of short-term investments	(2,086,599)	(2,416,285)
Sale of fixed income securities, available-for-sale	101,671	218,411
Sale of short-term investments	1,851,532	2,449,725
Redemption and maturities of fixed income securities, held-to-maturity	405	579
Redemption and maturities of fixed income securities, available-for-sale	227,686	86,572
Sale of equity securities	1,320	3,721
Sale of other investments	—	4,995
Distributions from other investments	3,152	11,350
Purchase of property and equipment	(8,416)	(7,955)
Net cash used in investing activities	(315,828)	(142,729)

Financing Activities
Dividends to stockholders	(13,313)	(11,462)
Acquisition of treasury stock	(6,928)	(6,585)
Net proceeds from stock purchase and compensation plans	1,525	1,760
Proceeds from borrowings	387,000	341,256
Repayments of borrowings	(85,000)	(235,000)
Repayments of finance lease obligations	(142)	(284)
Net cash provided by financing activities	283,142	89,685
Net increase (decrease) in cash and restricted cash	6,631	(6,405)
Cash and restricted cash, beginning of year	7,975	16,919
Cash and restricted cash, end of period	$14,606	10,514

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Accounting Policies
(a) Basis of Presentation
The words "Company,” “we,” “us,” or “our” refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements (“Financial Statements”) in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In preparing the Financial Statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported financial statement balances and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2020 (“First Quarter 2020”) and March 31, 2019 (“First Quarter 2019”). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC.

(b) Accounting Policies
There have been no material changes from the accounting policies disclosed in Note 2. "Summary of Significant Accounting Policies" in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report other than those associated with our First Quarter 2020 adoption of ASU 2016-13, Financial Instruments - Credit Losses ("CECL") and our recent investment allocation to commercial mortgage loans ("CMLs"). The pertinent additions and changes to our accounting policies are centered around the following items: (i) Investments, (ii) Allowance for Uncollectible Premiums Receivable, and (iii) Allowance for Uncollectible Reinsurance Recoverable.

Investments

Fixed Income Securities
We have updated our policy associated with our review of fixed income securities for other-than-temporary impairments ("OTTI"), and we follow a two-step process:

(i) We review our fixed income securities in an unrealized loss position to determine: (i) if we have the intent to sell the security; or (ii) if it is more likely than not we will be required to sell the security before its anticipated recovery. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value. In writing down amortized cost, any amount previously recorded as an allowance for credit losses is reversed and any incremental impairment is recorded directly to earnings as OTTI.

(ii) If we do not have either the intent or likely requirement to sell the security, our evaluation for expected credit losses primarily focuses on performing a discounted cash flow (“DCF”) analysis on each of our fixed income securities to determine if an allowance for credit loss is required. We incorporate the results of the DCF analysis on individual security holdings into our calculation of the allowance for credit losses as follows:

•
For our held-to-maturity ("HTM") portfolio, the allowance for credit losses is calculated as the shortfall between amortized cost at the reporting date and the present value of future cash flows calculated in the DCF analysis.

•
For our available-for-sale ("AFS") portfolio and fixed income securities included in our short-term investment portfolio, the allowance for credit losses is calculated in the same manner as for the HTM portfolio; but the allowance amount is limited to the difference between the security’s amortized cost and fair value, or the fair value floor. This treatment is appropriate as we have the ability to recover the amortized cost of an AFS security either through: (i) collection of the contractual cash flows; or (ii) sale of the security.

Fair value declines on our AFS securities not recorded through OTTI are recognized in accumulated other comprehensive income, after tax.

Our DCF analyses calculate the present value of future cash flows using various models that are specific to the major security types within our portfolio. These models use security-specific information as well as forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. Additionally, we have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. Model scenarios include a baseline assumption with projections for moderate economic expansion, an adverse assumption with projections for a weakening economy, and a severely adverse assumption with projections for a global recession. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring over the estimated contractual cash flows of our investment portfolio.

For additional information about the various assumptions we make, including the discount rates used in our DCF analyses, see Note 2. "Summary of Significant Accounting Policies" in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

The allowance for credit losses are recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet, and are charged to earnings as credit loss expense, which is a component of "Other-than-temporary impairments" within "Net realized and unrealized (losses) gains" on our Consolidated Statements of Income. The income statement treatment is consistent with how we accounted for credit losses prior to the adoption of CECL. However, subsequent changes in the expected cash flows associated with a future period's updated DCF analysis are recorded as an increase to (or reversal of) credit loss expense with the offset recorded to the allowance. We charge write-offs against the allowance when either: (i) we determine the recovery of amortized cost to be uncollectible based on our evaluation of the financial condition of the issuer; (ii) we have the intent, or requirement, to sell a security for which an allowance for credit losses was previously established; and (iii) we have sold a security that for which an allowance for credit losses was previously established.

Accrued interest on fixed income securities and CMLs is recorded as a component of “Interest and dividends due or accrued” on our Consolidated Balance Sheet. If accrued interest is due but not paid within 90 days, we reverse the delinquent amount against investment income, which is a component of “Net investment income earned” on our Consolidated Statements of Income. We do not record a valuation allowance on our accrued interest balance as we reverse delinquent amounts on a timely basis. We consider a debt security to be past due at the time any principal or interest payments become 90 days delinquent.

Commercial Mortgage Loans
Beginning in 2020, our investment portfolio contains an allocation to CMLs. As of March 31, 2020, CMLs accounted for less than 1% of our invested assets. CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through direct originations under a loan syndication arrangement or purchase CMLs in the marketplace. We record our investment in CMLs on the settlement date of the loan. Our CMLs are classified as held-for-investment and reported at amortized cost, net of the applicable allowance for credit losses, on our Consolidated Balance Sheet.

We evaluate our CMLs for expected credit loss under the same methodology described above for fixed income securities using a DCF model. The discount rate used in this DCF model is either the effective interest rate implicit in the CML at the date of acquisition for fixed rate investments, or the effective interest rate in effect as of the reporting date for non-fixed-rate CMLs.

The allowance for credit losses on our CML investments is calculated as the shortfall between amortized cost at the reporting date and the present value of future cash flows calculated in the DCF analysis. The treatment of earnings and the related classification of the expected credit losses on the Consolidated Statements of Income and the Consolidated Balance Sheet are consistent with our fixed income securities as described above.

Allowance for Uncollectible Premiums Receivable
We estimate an allowance for expected credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable, based on the effective year of the related policy, along with our historical receivable loss experience. We also contemplate expected macroeconomic conditions over the expected collection period of these receivables that, because the majority of the balances are collected within a year or two of policy issuance, are short-term in nature.

Expected credit losses on premiums receivable are charged to earnings as credit loss expense, which is a component of "Other insurance expenses" on our Consolidated Statements of Income with an offsetting allowance being recorded as a contra-asset reflected in the carry value of the receivable. Subsequent changes in the allowance are recorded as an increase to (or reversal

of) credit loss expense. We charge write-offs against the allowance when we determine the account to be uncollectible after considering information obtained from our collection efforts.

Allowance for Uncollectible Reinsurance Recoverable
The "Reinsurance recoverable" balance on our Consolidated Balance Sheets represents our estimate of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We would consider a recoverable balance from a reinsurer to be past due if payment is not received by the first day following the invoice due date. We require collateral to secure reinsurance recoverable balances primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries." This collateral is typically in the form of a letter of credit or cash.

We estimate an allowance for expected credit losses on our outstanding reinsurance recoverable balance at each reporting date. Credit risk is mitigated to the extent we have obtained collateral as described above. We, therefore, reduce the recoverable balance by the amount of the collateral as part of our allowance calculation. We then pool the uncollateralized balances by similar risk characteristics, including the financial strength rating of the reinsurer, and use a probability-of-default methodology in calculating the allowance. Historical default rates are sourced from AM Best and are coupled with severity assumptions in developing a baseline scenario. We then stress this scenario by incorporating forecasts of industry catastrophe losses and economic factors sourced through third-party data providers. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring.

Expected credit losses on reinsurance recoverable balances are charged to earnings as credit loss expense, which is a component of “Loss and loss expense incurred” on our Consolidated Statements of Income with an offsetting allowance for the credit loss being recorded as a contra-asset reflected in the carry value of the recoverable balance. Subsequent changes in the allowance are recorded as an increase to (or reversal of) credit loss expense. We charge write-offs against the allowance when we determine the recoverable balance to be uncollectible after considering information obtained from our efforts to collect amounts due or through a review of the financial condition of the reinsurer.

NOTE 2. Adoption of Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, and subsequent additional implementation guidance (collectively referred to as “ASU 2016-13”) that changes the way entities recognize impairment of financial assets. The new guidance requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets through the establishment of a valuation allowance. The valuation allowance is a measurement of expected losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, ASU 2016-03 requires the presentation of the impacted financial assets on the consolidated balance sheet net of the valuation allowance.

We adopted this guidance on January 1, 2020, and applied a modified retrospective approach for the adoption and recorded a net cumulative-effect adjustment to increase the opening balance of 2020 retained earnings by $1.4 million, after tax. Also, as prescribed in ASU 2016-13, we did not adjust the amortized cost basis of any securities for which we had previously recorded OTTI. The cumulative-effect increase to retained earnings represents the net adjustment required to establish valuation allowances on our held-to-maturity ("HTM") debt securities and to re-estimate valuation allowances on our premiums receivables and reinsurance recoverables under ASU 2016-13. See Note 1. Basis of Presentation and Accounting Policies of this Form 10-Q for accounting policy updates related to ASU 2016-13. Additionally, see Note 4. "Investments," Note 7. "Allowance for Uncollectible Premiums Receivable," and Note 8. "Reinsurance" of this Form 10-Q for additional information regarding credit losses related to the respective financial assets.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing certain disclosures, and modifying and adding disclosure requirements. The additional disclosure requirements include (i) the change in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period, and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. We adopted the provisions related to removed disclosures in the fourth quarter of 2019 and adopted the remaining disclosure requirements in the first quarter of 2020 as permitted under ASU 2018-13. As this literature requires disclosure only, ASU 2018-13 has no impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU
2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance prospectively on January 1, 2020, and it did not have a material impact on our financial condition or results of operations.
Pronouncements to be effective in the future
In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU
2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed by ASU 2019-12. This guidance provides that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.

For year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. Current guidance provides an exception that, when an interim period loss exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.

ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Cash paid during the period for:
Interest	$8,854	4,477
Federal income tax	—	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,130	1,983
Operating cash flows from financing leases	6	—
Financing cash flows from finance leases	142	284

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	8,040	18,447
Tax-free exchange of fixed income securities, HTM	2,596	—
Assets acquired under finance lease arrangements	29	—
Assets acquired under operating lease arrangements	3,828	6,136
Non-cash purchase of property and equipment	5	162

1Examples of such corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2020	December 31, 2019
Cash	$9,429	300
Restricted cash	5,177	7,675
Total cash and restricted cash shown in the Statements of Cash Flows	$14,606	7,975

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Our HTM fixed income securities as of March 31, 2020, represented less than 1% of our total invested assets, largely unchanged from December 31, 2019. The carry value and net unrealized/unrecognized gains were $20.4 million and $1.6 million, respectively, at March 31, 2020, and $20.8 million and $1.2 million, respectively, at December 31, 2019.

Unrecognized holding gains and losses of HTM securities are not reflected in the Financial Statements, as they represent fair value fluctuations from the date a security is designated as HTM through the date of the balance sheet.

(b) Information regarding our AFS securities as of March 31, 2020 and December 31, 2019 was as follows:

March 31, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$134,569	—	7,668	—	142,237
Foreign government	12,987	(21)	172	(252)	12,886
Obligations of states and political subdivisions	1,146,160	(29)	52,516	(1,434)	1,197,213
Corporate securities	1,911,377	(13,412)	44,397	(32,858)	1,909,504
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	789,240	(1,565)	2,084	(67,498)	722,261
Commercial mortgage-backed securities ("CMBS")	516,702	(38)	26,511	(12,142)	531,033
Residential mortgage-backed securities ("RMBS")	1,366,744	(722)	66,931	(2,727)	1,430,226
Total AFS fixed income securities	$5,877,779	(15,787)	200,279	(116,911)	5,945,360

December 31, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$112,680	3,506	—	116,186
Foreign government	18,011	533	(2)	18,542
Obligations of states and political subdivisions	1,168,185	62,175	(270)	1,230,090
Corporate securities	1,866,881	81,906	(1,310)	1,947,477
CLO and other ABS	790,517	7,929	(5,434)	793,012
CMBS	514,709	23,902	(267)	538,344
RMBS	1,409,003	43,421	(455)	1,451,969
Total AFS fixed income securities	$5,879,986	223,372	(7,738)	6,095,620

Unrealized gains and losses of AFS securities represent fair value fluctuations from the later of: (i) the date a security is designated as AFS; or (ii) the date that an OTTI charge is recognized on an AFS security, through the date of the balance sheet. These unrealized gains and losses are recorded in accumulated other comprehensive income (loss) ("AOCI") on the Consolidated Balance Sheets.

The following table provides a rollforward of the allowance for credit losses on our AFS fixed income securities for 2020:

March 31, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase or (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	—	21	—	—	—	21
Obligations of states and political subdivisions	—	29	—	—	—	29
Corporate securities	—	13,412	—	—	—	13,412
CLO and other ABS	—	1,565	—	—	—	1,565
CMBS	—	38	—	—	—	38
RMBS	—	722	—	—	—	722
Total AFS fixed income securities	$—	15,787	—	—	—	15,787

During 2020, we did not experience any write-offs or recoveries of our AFS fixed income securities, nor did we purchase any assets with credit deterioration, therefore these items are not included in the table above.

As disclosed in Note 1. "Basis of Presentation and Accounting Policies," we do not evaluate accrued interest on our AFS securities for credit impairment as we write-off these balance in a timely manner. As of March 31, 2020, accrued interest on AFS securities amounted to $42.8 million and we did not record any write-offs of accrued interest during First Quarter 2020.

(c) Quantitative information about unrealized losses on our AFS portfolio is provided below.

March 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	4,376	(252)	—	—	4,376	(252)
Obligations of states and political subdivisions	70,830	(1,434)	—	—	70,830	(1,434)
Corporate securities	553,419	(31,677)	8,185	(1,181)	561,604	(32,858)
CLO and other ABS	445,676	(49,404)	136,413	(18,094)	582,089	(67,498)
CMBS	144,010	(11,119)	11,373	(1,023)	155,383	(12,142)
RMBS	71,741	(2,561)	1,974	(166)	73,715	(2,727)
Total AFS fixed income securities	$1,290,052	(96,447)	157,945	(20,464)	1,447,997	(116,911)

December 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	1,416	(2)	—	—	1,416	(2)
Obligations of states and political subdivisions	35,838	(270)	—	—	35,838	(270)
Corporate securities	84,832	(480)	20,182	(830)	105,014	(1,310)
CLO and other ABS	205,191	(1,938)	204,385	(3,496)	409,576	(5,434)
CMBS	62,893	(264)	828	(3)	63,721	(267)
RMBS	126,089	(425)	5,375	(30)	131,464	(455)
Total AFS fixed income securities	$516,259	(3,379)	230,770	(4,359)	747,029	(7,738)

We do not currently intend to sell any of the securities in the tables above, nor is it likely we will be required to sell any of these securities. Considering these factors and our review of these securities under our methodology for analyzing OTTI, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

The COVID-19-related governmental orders have caused uncertainty and extreme volatility in the financial markets. Consequently, our gross unrealized losses on our AFS fixed income securities portfolio increased to $116.9 million from $7.7 million at December 31, 2019. The increase in total unrealized losses was driven by widening credit spreads as a result of the uncertainty in the marketplace, and partially offset by a significant decline in benchmark risk-free rates.
(d) Fixed income securities at March 31, 2020, are shown below by contractual maturity. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$295,885	929	965
Due after one year through five years	3,471,503	13,943	15,115
Due after five years through 10 years	1,925,970	5,508	5,841
Due after 10 years	252,002	—	—
Total fixed income securities	$5,945,360	20,380	21,921

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2020			December 31, 2019
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$131,936	102,801	234,737	118,352	93,138	211,490
Private credit	46,515	101,587	148,102	42,532	105,340	147,872
Real assets	23,385	23,406	46,791	23,256	20,741	43,997
Total alternative investments	201,836	227,794	429,630	184,140	219,219	403,359
Other securities	43,098	—	43,098	32,667	—	32,667
Total other investments	$244,934	227,794	472,728	216,807	219,219	436,026

1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments outlined above; however, we do not have a future obligation to fund losses or debts on behalf of these investments. We have not provided any non-contractual financial support at any time during 2020 or 2019.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one-quarter lag, the summarized financial statement information for the three-month period ended December 31 is included in our First Quarter results. This information is as follows:

Income Statement Information	Quarter Ended March 31,
($ in millions)	2020	2019
Net investment (loss) income	$12.7	(150.0)
Realized (losses) gains	164.8	143.3
Net change in unrealized appreciation (depreciation)	1,204.0	554.3
Net income	$1,381.5	547.6
Insurance Subsidiaries’ alternative investments income	$6.3	0.6

As noted above, the $6.3 million of income associated with our alternative investment portfolio is largely recorded on a one-quarter lag, so the carry value of $201.8 million at March 31, 2020, does not reflect the significant COVID-19-related financial market volatility. Refer to Note 16. "Subsequent Events" below for additional information regarding our estimate of the results of our alternative investments portfolio to be recorded in the second quarter of 2020.

(f) Certain Insurance Subsidiaries have pledged certain AFS fixed income securities as collateral as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities deposited with various state and regulatory agencies at March 31, 2020, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2020:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	23.4	23.4
Obligations of states and political subdivisions	—	—	4.0	4.0
Corporate securities	—	—	0.3	0.3
CMBS	7.1	28.1	—	35.2
RMBS	139.7	225.7	—	365.4
Total pledged as collateral	$146.8	253.8	27.7	428.3

(g) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of March 31, 2020, or December 31, 2019.

(h) The components of pre-tax net investment income earned were as follows:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Fixed income securities	$50,253	49,033
CMLs	62	—
Equity securities	1,552	1,640
Short-term investments	1,166	2,044
Other investments	6,342	660
Investment expenses	(3,408)	(2,759)
Net investment income earned	$55,967	50,618

(i) The following table summarizes OTTI by asset type for the periods indicated:

	Quarter Ended March 31,
	2020			2019
($ in thousands)	Credit Loss Expense	Other Impairment Charges	Recognized in Earnings	Recognized in Earnings
AFS fixed income securities:
U.S. government and government agencies	—	14	14	—
Foreign government	21	—	21	—
Obligations of states and political subdivisions	29	62	91	65
Corporate securities	13,412	11,603	25,015	—
CLO and other ABS	1,565	2,000	3,565	—
CMBS	38	1,852	1,890	—
RMBS	722	71	793	—
Total AFS fixed income securities	15,787	15,602	31,389	65
CMLs	240	—	240	—
Other Investments	—	—	—	39
Total OTTI	16,027	15,602	31,629	104

The $31.6 million of OTTI during First Quarter 2020 was a $31.5 million increase from First Quarter 2019. Included in the $31.6 million of First Quarter 2020 OTTI are $15.6 million of other impairment charges, which represent securities that are in an unrealized loss position that we intend to sell. This provided our investment managers significant flexibility to trade and optimize our investment portfolio in the COVID-19-related financial market volatility.

(j) Net realized and unrealized gains and losses (excluding OTTI charges) for First Quarter 2020 and 2019 included the following:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$4,276	1,143
Equity securities	(3)	2,280
Short-term investments	(168)	14
Other investments	(5)	7
Net realized gains (losses) on the disposal of securities	4,100	3,444
OTTI charges	(31,629)	(104)
Net realized gains (losses)	(27,529)	3,340
Unrealized (losses) gains recognized in income on equity securities	(17,137)	10,111
Total net realized and unrealized investment (losses) gains	$(44,666)	13,451

The $58.1 million increase in net realized and unrealized investment losses was primarily driven by the increase in OTTI discussed above, coupled with a $27.2 million increase in unrealized losses on our equity securities in First Quarter 2020, related to the COVID-19-related financial market disruption.

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at March 31, 2020	$(17,140)	12,055
On securities sold in each respective period	3	(1,944)
Total unrealized (losses) gains recognized in income on equity securities	$(17,137)	10,111

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter Ended March 31,
($ in thousands)	2020	2019
HTM fixed income securities
Gains	$1	—
Losses	—	—
AFS fixed income securities
Gains	5,653	1,844
Losses	(1,378)	(701)
Equity securities
Gains	—	2,280
Losses	(3)	—
Short-term investments
Gains	22	14
Losses	(190)	—
Other investments
Gains	—	7
Losses	(5)	—
Total net realized gains on disposals of securities	$4,100	3,444

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at March 31, 2020, and December 31, 2019:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2020		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	March 31, 2020	December 31, 2019
Description
Short-term
Issuance:
FHLBNY	3/12/2020	9/14/2020	0.78%	100,000	—	—	100,000	—
FHLBNY	3/18/2020	9/18/2020	0.68%	85,000	—	—	85,000	—
FHLBI	3/19/2020	12/14/2020	0.58%	67,000	—	—	67,000	—
Line of Credit	3/24/2020	9/24/2020	2.244%	50,000	—	—	50,000	—
Total short-term debt					—	—	302,000	—

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	346	515	99,139	99,125
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	180	89	49,731	49,725
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	3,092	5,823	291,085	291,010

Finance lease obligations							622	737
Total long-term debt					3,618	6,427	550,577	550,597

Total debt					3,618	6,427	852,577	550,597

Our long-term debt balance did not materially change from December 31, 2019. However, we increased our short-term debt by $302 million during the First Quarter 2020 as a contingency in light of the COVID-19-related volatility and uncertainty in the financial markets. The proceeds from these short-term borrowings were invested in high-quality money market funds, and for the most part, were to increase liquidity and operating flexibility in the next few quarters.

Our short-term borrowings in First Quarter 2020 consisted of the following:

•
On February 18, 2020, Selective Insurance Company of America (“SICA”) borrowed short-term funds of $85 million from the FHLBNY at an interest rate of 1.81%. This borrowing was refinanced upon its maturity on March 18, 2020, at a lower interest rate of 0.68%. This borrowing matures on September 18, 2020.

•	On March 12, 2020, SICA borrowed $100 million from the FHLBNY at an interest rate of 0.78%. This borrowing matures on September 14, 2020.

•
On March 19, 2020 Selective Insurance Company of South Carolina ("SISC") and Selective Insurance Company of the Southeast ("SISE") borrowed $39 million and $28 million, respectively, from the FHLBI at an interest rate of 0.58%. These borrowings mature on December 14, 2020.

•
On March 24, 2020, Selective Insurance Group ("SIGI") borrowed $50 million on its line of credit issued by the Bank of Montreal at an interest rate of 2.244%. The borrowings can be repaid at anytime, without a prepayment penalty, through the December 20, 2022 maturity of the line of credit. The interest rate is based on a spread over 180 LIBOR and will reset on September 24, 2020 if the borrowings under the line of credit remain outstanding at that time.

As of March 31, 2020, we were compliant with our required financial debt covenants under the line of credit.

For additional information on our indebtedness and debt covenants, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

NOTE 6. Fair Value Measurements
We primarily measure the financial assets in our investment portfolio at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Short-term debt:
0.78% Borrowings from FHLBNY	$100,000	100,096	—	—
0.68% Borrowings from FHLBNY	85,000	85,039	—	—
0.58% Borrowings from FHLBI	67,000	67,006	—	—
2.244% Line of Credit[1]	50,000	—	—	—
Total short-term debt	302,000	252,141	—	—

Long-term debt:
7.25% Senior Notes	49,911	61,134	49,910	66,365
6.70% Senior Notes	99,485	118,561	99,480	123,104
5.375% Senior Notes	294,177	316,400	294,157	357,025
1.61% borrowings from FHLBNY	25,000	25,261	25,000	24,901
1.56% borrowings from FHLBNY	25,000	25,260	25,000	24,875
3.03% borrowings from FHLBI	60,000	65,404	60,000	63,002
Subtotal long-term debt	553,573	612,020	553,547	659,272
Unamortized debt issuance costs	(3,618)		(3,687)
Finance lease obligations	622		737
Total long-term debt	$550,577		550,597

1Total short-term debt includes our $50 million line of credit borrowing. As there is no scheduled or definitive repayment plan for this borrowing as of March 31, 2020, the fair value cannot be calculated and the borrowing is not classified in the fair value hierarchy table below.

For more information about these new short-term borrowings, refer to Note 5. "Indebtedness" above. For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2020, and December 31, 2019:

March 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$142,237	44,093	98,144	—
Foreign government	12,886	—	12,886	—
Obligations of states and political subdivisions	1,197,213	—	1,194,323	2,890
Corporate securities	1,909,504	—	1,885,319	24,185
CLO and other ABS	722,261	—	685,889	36,372
RMBS	1,430,226	—	1,430,226	—
CMBS	531,033	—	531,033	—
Total AFS fixed income securities	5,945,360	44,093	5,837,820	63,447
Equity securities:
Common stock[1]	98,410	59,175	—	—
Preferred stock	1,579	1,579	—	—
Total equity securities	99,989	60,754	—	—
Short-term investments	517,558	504,243	13,315	—
Total assets measured at fair value	$6,562,907	609,090	5,851,135	63,447

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,186	41,083	75,103	—
Foreign government	18,542	—	18,542	—
Obligations of states and political subdivisions	1,230,090	—	1,230,090	—
Corporate securities	1,947,477	—	1,930,426	17,051
CLO and other ABS	793,012	3,635	772,343	17,034
RMBS	1,451,969	—	1,451,969	—
CMBS	538,344	—	538,344	—
Total AFS fixed income securities	6,095,620	44,718	6,016,817	34,085
Equity securities:
Common stock[1]	69,900	32,145	—	—
Preferred stock	3,037	3,037	—	—
Total equity securities	72,937	35,182	—	—
Short-term investments	282,490	265,306	17,184	—
Total assets measured at fair value	$6,451,047	345,206	6,034,001	34,085

1Investments amounting to $39.2 million at March 31, 2020, and $37.8 million at December 31, 2019, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period disclosed above. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in First Quarter 2020 and First Quarter 2019:

March 31, 2020
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	—	1	(1,756)	(1,755)
Net realized and unrealized (losses) gains	—	(61)	(214)	(275)
Purchases	—	3,002	4,831	7,833
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3	2,890	4,192	20,107	27,189
Transfers out of Level 3	—	—	(3,630)	(3,630)
Fair value, March 31, 2020	2,890	24,185	36,372	63,447

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(61)	(214)	(275)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at period end	—	1	(1,756)	(1,755)

March 31, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	—	(225)	(225)
Net realized and unrealized (losses) gains	—	—	—
Purchases	—	12,434	12,434
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	16,419	11,674	28,093
Transfers out of Level 3	—	—	—
Fair value, March 31, 2019	16,419	31,292	47,711

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	—	—

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2020, and December 31, 2019:

March 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,871	—	4,871	—
Corporate securities	17,050	—	17,050	—
Total HTM fixed income securities	$21,921	—	21,921	—

CMLs	13,856	—	—	13,856

Financial Liabilities
Short-term debt:
0.78% Borrowings from FHLBNY	100,096	—	100,096	—
0.68% Borrowings from FHLBNY	85,039	—	85,039	—
0.58% Borrowings from FHLBI	67,006	—	67,006	—
Total short-term debt	252,141	—	252,141	—

Long-term debt:
7.25% Senior Notes	$61,134	—	61,134	—
6.70% Senior Notes	118,561	—	118,561	—
5.375% Senior Notes	316,400	—	316,400	—
1.61% borrowings from FHLBNY	25,261	—	25,261	—
1.56% borrowings from FHLBNY	25,260	—	25,260	—
3.03% borrowings from FHLBI	65,404	—	65,404	—
Total long-term debt	$612,020	—	612,020	—

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,921	—	4,921	—
Corporate securities	17,054	—	17,054	—
Total HTM fixed income securities	$21,975	—	21,975	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,365	—	66,365	—
6.70% Senior Notes	123,104	—	123,104	—
5.375% Senior Notes	357,025	—	357,025	—
1.61% borrowings from FHLBNY	24,901	—	24,901	—
1.56% borrowings from FHLBNY	24,875	—	24,875	—
3.03% borrowings from FHLBI	63,002	—	63,002	—
Total long-term debt	$659,272	—	659,272	—

NOTE 7. Allowance for Uncollectible Premiums Receivable
The following table provides a rollforward of the allowance for credit losses on our premiums receivable balance during First Quarter 2020:

($ in thousands)	March 31, 2020
Balance, December 31, 2019	$6,400
Cumulative effect adjustment[1]	1,058
Balance, January 1, 2020	$7,458
Current period provision for expected credit losses	11,195
Write-offs charged against the allowance	(653)
Recoveries	—
Allowance for credit losses, end of period	$18,000

1See Note 2. "Adoption of Accounting Pronouncements" above for additional information regarding our adoption of ASU 2016-13.

Based on an evaluation of the recoverability of our premiums receivable, in light of the billing accommodations we announced during First Quarter 2020 and the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 day in certain states, which will increase earned but uncollected premiums, we recognized an additional allowance for credit losses of $10.5 million, net of write-offs. The billing accommodations include individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees.

NOTE 8. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following table provides (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2020:

	March 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers[1]
A++	$20,835	$—	$20,835
A+	428,354	3,229	431,583
A	25,915	—	25,915
A-	508	—	508
B++	316	94	410
B+	21	—	21
Total rated reinsurers	$475,949	$3,323	$479,272

Non-rated reinsurers
Federal and state pools	80,245	60	80,305
Other than federal and state pools	5,459	—	5,459
Total non-rated reinsurers	$85,704	$60	$85,764

Total reinsurance recoverable, gross	$561,653	$3,383	$565,036
Less: allowance for credit losses[2]	(1,502)	—	(1,502)
Total reinsurance recoverable, net	$560,151	$3,383	$563,534
1Credit ratings as of March 31, 2020.
2Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

We evaluate our estimate of expected credit losses through the methodology outlined in Note 1. “Basis of Presentation and Accounting Policies.”

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance at March 31, 2020:

($ in thousands)	March 31, 2020
Balance, December 31, 2019	$4,400
Cumulative effect adjustment[1]	(2,903)
Balance, January 1, 2020	$1,497
Current period provision for expected credit losses	5
Write-offs charged against the allowance	—
Recoveries	—
Allowance for credit losses, end of period	$1,502
1See Note 2. "Adoption of Accounting Pronouncements" for additional information regarding our adoption of ASU 2016-13.

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information concerning reinsurance, refer to Note 8. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

	Quarter Ended March 31,
($ in thousands)	2020	2019
Premiums written:
Direct	$746,431	766,394
Assumed	6,043	6,555
Ceded	(105,147)	(100,002)
Net	$647,327	672,947
Premiums earned:
Direct	$754,892	728,037
Assumed	6,173	6,562
Ceded	(109,362)	(102,026)
Net	$651,703	632,573
Loss and loss expenses incurred:
Direct	$425,795	424,657
Assumed	4,898	5,265
Ceded	(30,369)	(43,343)
Net	$400,324	386,579

Direct premiums written decreased in First Quarter 2020 compared to First Quarter 2019 as a result of a $75 million increase in our return audit and mid-term endorsement premium accrual during First Quarter 2020, which reflects lower exposure that determines the premium that we charge due to the economic impacts of the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business.

Ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter Ended March 31,
($ in thousands)	2020	2019
Ceded premiums written	$(62,087)	(60,013)
Ceded premiums earned	(66,861)	(62,263)
Ceded loss and loss expenses incurred	(5,096)	(13,686)

NOTE 9. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Gross reserve for loss and loss expense, at beginning of year	$4,067,163	3,893,868
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	547,066	537,388
Net reserve for loss and loss expense, at beginning of year	3,520,097	3,356,480
Incurred loss and loss expense for claims occurring in the:
Current year	407,276	397,253
Prior years	(6,952)	(10,674)
Total incurred loss and loss expense	400,324	386,579
Paid loss and loss expense for claims occurring in the:
Current year	70,610	73,964
Prior years	281,736	246,168
Total paid loss and loss expense	352,346	320,132
Net reserve for loss and loss expense, at end of period	3,568,075	3,422,927
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	535,560	543,582
Gross reserve for loss and loss expense at end of period	$4,103,635	3,966,509
1Includes an adjustment of $2.9 million related to our adoption of ASU 2016-13. Refer to Note 2. "Adoption of Accounting Pronouncements" for additional information.

Our current year incurred losses of $407.3 million include an estimate of $10.0 million for COVID-19-related losses related to a small portion of our policies that include a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health. In most instances, COVID-19 does not cause a direct physical loss to property, and when combined with other policy wording requirements, we do not expect material business interruption losses from COVID-19. We also attach a regulatory approved virus exclusion to all standard commercial lines property and businessowners policies.

Prior year reserve development in First Quarter 2020 was $7.0 million and included $10.0 million of favorable casualty reserve development in our workers compensation lines of business that was partially offset by $3.0 million of unfavorable property reserve development. Prior year reserve development in First Quarter 2019 was $10.7 million, driven by favorable casualty reserve development of $8.0 million in our workers compensation line of business and $2.0 million in our general liability line of business.

NOTE 10. Segment Information
We evaluate the results of our four reportable segments as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

•
Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income, are also included in our Investment segment results.

In computing the results of each segment, we do not make adjustments for interest expense or corporate expenses. We do not maintain separate investment portfolios for the segments and do not allocate assets to each segment.

The following summaries present revenues (net investment income and net realized and unrealized gains on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter Ended March 31,
($ in thousands)	2020	2019
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$149,690	131,186
Workers compensation	66,706	78,715
General liability	164,580	161,525
Commercial property	93,869	86,067
Businessowners’ policies	27,036	26,081
Bonds	9,639	8,904
Other	5,060	4,706
Miscellaneous income	1,391	2,044
Total Standard Commercial Lines revenue	517,971	499,228
Standard Personal Lines:
Net premiums earned:
Personal automobile	42,487	43,163
Homeowners	31,490	32,130
Other	2,151	2,014
Miscellaneous income	434	276
Total Standard Personal Lines revenue	76,562	77,583
E&S Lines:
Net premiums earned:
Casualty lines	44,072	44,528
Property lines	14,923	13,554
Miscellaneous income	—	—
Total E&S Lines revenue	58,995	58,082
Investments:
Net investment income	55,967	50,618
Net realized and unrealized investment (losses) gains	(44,666)	13,451
Total Investments revenue	11,301	64,069
Total revenues	$664,829	698,962

Income Before and After Federal Income Tax	Quarter Ended March 31,
($ in thousands)	2020	2019
Standard Commercial Lines:
Underwriting gain, before federal income tax	$17,126	25,815
Underwriting gain, after federal income tax	13,529	20,394
Combined ratio	96.7%	94.8
ROE contribution	2.4	4.4

Standard Personal Lines:
Underwriting gain, before federal income tax	$387	3,167
Underwriting gain, after federal income tax	306	2,502
Combined ratio	99.5%	95.9
ROE contribution	0.1	0.5

E&S Lines:
Underwriting gain, before federal income tax	$3,844	4,579
Underwriting gain, after federal income tax	3,037	3,617
Combined ratio	93.5%	92.1
ROE contribution	0.6	0.8

Investments:
Net investment income	$55,967	50,618
Net realized and unrealized investment (losses) gains	(44,666)	13,451
Total investment segment income, before federal income tax	11,301	64,069
Tax on investment segment income	1,104	12,120
Total investment segment income, after federal income tax	$10,197	51,949
ROE contribution of after-tax net investment income	8.5	8.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter Ended March 31,
($ in thousands)	2020	2019
Underwriting gain
Standard Commercial Lines	$17,126	25,815
Standard Personal Lines	387	3,167
E&S Lines	3,844	4,579
Investment income	11,301	64,069
Total all segments	32,658	97,630
Interest expense	(7,601)	(11,526)
Corporate expenses	(9,060)	(12,410)
Income, before federal income tax	$15,997	73,694

NOTE 11. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information concerning SICA's retirement plans, refer to Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter Ended March 31,
($ in thousands)	2020	2019
Net Periodic Pension Cost (Benefit):
Interest cost	$2,828	3,377
Expected return on plan assets	(5,477)	(5,279)
Amortization of unrecognized net actuarial loss	704	644
Total net periodic pension cost (benefit)[1]	$(1,945)	(1,258)

1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter Ended March 31,
	2020	2019
Weighted-Average Expense Assumptions:
Discount rate	3.33%	4.46%
Effective interest rate for calculation of interest cost	2.95	4.12
Expected return on plan assets	5.80	6.50

NOTE 12. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2020 and 2019 were as follows:

First Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$15,997	761	15,236
Components of other comprehensive loss:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(93,981)	(19,736)	(74,245)
Non-credit portion of OTTI recognized in OCI	(65,390)	(13,732)	(51,658)
Amounts reclassified into net income:
HTM securities	25	5	20
Realized losses on disposals and intent-to-sell OTTI on AFS securities	11,327	2,379	8,948
Credit loss expense recognized in OTTI	15,787	3,315	12,472
Total unrealized losses on investment securities	(132,232)	(27,769)	(104,463)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	754	158	596
Total defined benefit pension and post-retirement plans	754	158	596
Other comprehensive loss	(131,478)	(27,611)	(103,867)
Comprehensive loss	$(115,481)	(26,850)	(88,631)

First Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$73,694	12,346	61,348
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	102,926	21,613	81,313
Amounts reclassified into net income:
HTM securities	(9)	(2)	(7)
Realized gains on disposals and OTTI of AFS securities	(1,077)	(226)	(851)
Total unrealized gains on investment securities	101,840	21,385	80,455
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	664	139	525
Total defined benefit pension and post-retirement plans	664	139	525
Other comprehensive income	102,504	21,524	80,980
Comprehensive income	$176,198	33,870	142,328

The balances and changes in each component of AOCI (net of taxes) as of March 31, 2020, were as follows:

March 31, 2020					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2019	$(71)	25	170,439	170,393	(88,643)	81,750
OCI before reclassifications	(51,658)	—	(74,245)	(125,903)	—	(125,903)
Amounts reclassified from AOCI	12,472	20	8,948	21,440	596	22,036
Net current period OCI	(39,186)	20	(65,297)	(104,463)	596	(103,867)
Balance, March 31, 2020	$(39,257)	45	105,142	65,930	(88,047)	(22,117)

1Represents unrealized gains and losses on AFS securities with credit-related OTTI recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter Ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2020	2019
HTM related
Unrealized losses on HTM disposals	$1	—	Net realized and unrealized (losses) gains
Amortization of net unrealized losses (gains) on HTM securities	24	(9)	Net investment income earned
	25	(9)	Income before federal income tax
	(5)	2	Total federal income tax expense
	20	(7)	Net income
Net realized losses (gains) on disposals and intent-to-sell OTTI
Net realized losses (gains) on disposals and intent-to-sell OTTI	11,327	(1,077)	Net realized and unrealized (losses) gains
	11,327	(1,077)	Income before federal income tax
	(2,379)	226	Total federal income tax expense
	8,948	(851)	Net income
OTTI related
Credit loss expense recognized in OTTI	15,787	—	Net realized and unrealized (losses) gains
	15,787	—	Income before federal income tax
	(3,315)	—	Total federal income tax expense
	12,472	—	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	162	145	Loss and loss expense incurred
	592	519	Other insurance expenses
Total defined benefit pension and post-retirement life	754	664	Income before federal income tax
	(158)	(139)	Total federal income tax expense
	596	525	Net income

Total reclassifications for the period	$22,036	(333)	Net income

NOTE 13. Leases
We have various operating leases for office space, equipment, and fleet vehicles. We also have various finance leases for computer hardware. These lease agreements expire at various dates through 2030 and are generally expected to be renewed or replaced by similar leases.

The components of lease expense for First Quarter 2020 and 2019 were as follows:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,259	2,152
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	142	284
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	6	—
Total finance lease cost	148	284

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	176	788

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	476	739

The following table provides supplemental information regarding our operating and finance leases.

	March 31, 2020		December 31, 2019
Weighted-average remaining lease term
Operating leases	6	years	6	years
Finance leases	2		2
Weighted-average discount rate
Operating leases	3.2%		3.4%
Finance leases	2.2		2.1

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	March 31, 2020	December 31, 2019
Operating leases
Other assets	$28,270	$26,535
Other liabilities	29,364	27,506
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	615	731
Long-term debt	622	737

The maturities of our lease liabilities at March 31, 2020, and December 31, 2019, were as follows:

March 31, 2020
($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2020 (excluding the three months ended March 31, 2020)	$332	6,291	6,623
2021	248	6,372	6,620
2022	54	4,798	4,852
2023	—	3,434	3,434
2024	—	2,920	2,920
Thereafter	—	8,638	8,638
Total lease payments	634	32,453	33,087
Less: imputed interest	12	3,089	3,101
Total lease liabilities	$622	29,364	29,986

December 31, 2019
($ in thousands)	Finance Leases	Operating Leases	Total
2020	$451	8,244	8,695
2021	248	6,168	6,416
2022	54	4,590	4,644
2023	—	3,329	3,329
2024	—	2,920	2,920
Thereafter	—	8,638	8,638
Total lease payments	753	33,889	34,642
Less: imputed interest	16	2,995	3,011
Less: leases that have not yet commenced	—	3,388	3,388
Total lease liabilities	$737	27,506	28,243

Refer to Note. 3 "Statements of Cash Flows" of this Form 10-Q for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

NOTE 14. Federal Income Taxes
A reconciliation of federal income tax on income at the corporate rate to the effective tax rate is as follows:

	Quarter Ended March 31,
($ in thousands)	2020	2019
Tax at statutory rate (21% in 2020 and 2019)	$3,359	15,476
Tax-advantaged interest	(1,214)	(1,253)
Dividends received deduction	(55)	(83)
Executive compensation	351	473
Stock-based compensation	(1,881)	(2,635)
Other	201	368
Federal income tax expense	$761	12,346

During First Quarter 2020, we recorded federal income taxes based on our actual effective tax rate during the quarter instead of an estimate of our full-year effective tax rate. This approach gives consideration to the anticipated volatility in certain components of our net income. Estimating these components is challenging given the uncertainty around the future impact of the COVID-19-related governmental directives and their impact on the financial markets and potential volatility.

Our effective tax rate during First Quarter 2020 was 4.8%, down from 16.8% a year ago. This decrease was driven by net realized and unrealized losses of $44.7 million, pre-tax, which significantly offset the other components of pre-tax net income and reduced the effective tax rate. After considering all positive and negative evidence about our federal net operating and capital loss carryback capacity, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback capacity. As a result, we had no valuation allowance recognized for federal tax assets at March 31, 2020 ($43.1 million net deferred tax asset) or December 31, 2019 ($6.8 million net deferred tax asset).

NOTE 15. Litigation
As of March 31, 2020, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

All of our commercial property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss. Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is already the subject of much public debate and first-party coverage litigation against some insurers. We cannot predict the outcome of that litigation, which may interpret language similar or identical to what is in our insurance policies. It also is our practice to attach to all standard commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. That exclusion also may be the subject of first-party coverage litigation against some insurers. We cannot predict the outcome of that litigation, which may interpret language similar or identical to what is in our insurance policies.

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

NOTE 16. Subsequent Events
Governmental (international, federal, state, and local) directives to contain or delay the spread of the COVID-19 pandemic have resulted in directives requiring social distancing, operational alteration or temporary closure of most non-essential businesses to public access, and “sheltering-in-place” of everyone other than essential service workers. These actions have disrupted regular commerce, supply chains, and travel.

Most of these governmental directives were issued in First Quarter 2020, and to date, these directives have significantly limited the operations of those businesses that are considered non-essential, and their employees, along with the general public who are "sheltering-in-place." As a result, we are expecting that claims frequency for our personal and commercial automobile lines of business will decline because of the reduced miles being driven consistent with the governmental directives. As the number of vehicles we insure has not significantly declined and we expect that frequencies will return to normal after the governmental directives expire or are lifted, we do not believe that changes in our filed rating plans are appropriate. Unlike our workers compensation and general liability lines of business policies, in which we anticipate a decline in sales and payroll exposures, our commercial and personal automobile policies do not provide for an audit that would reduce annual premium. Because of the unprecedented nature of the COVID-19-related governmental directives and the associated expected short-term favorable claims frequency impact, we felt it was appropriate to seek regulatory approval during April to provide a premium-based credit to our personal and commercial automobile customers. The premium-based credit would provide for an amount to be returned to customers with in-force policies equivalent to 15% of their April and May premiums. This approval process has been completed and this premium-based credit will be recorded as other insurance expense in the second quarter of 2020 of approximately $20 million. We believe the impact to our other insurance expenses will be largely offset by a reduction in our loss and loss expenses as a result of expected reduced insured automobile accident claims frequency in those respective months.

The COVID-19-related governmental directives also have induced significant uncertainty and volatility in the financial markets and decreased equity market valuations. To date, this has been reflected in the market values of our invested assets and the corresponding OTTI charges discussed in Note 4. "Investments." However, as our other investment portfolio largely consists of alternative investments that are recorded on a one quarter lag, the impact of the First Quarter 2020 financial market volatility on those alternative investments will not be reflected in our Financial Statements until second quarter of 2020. While it is extremely difficult to accurately estimate the potential losses associated with this portion of our investment portfolio, we performed a sensitivity analysis that indicates a potential pre-tax loss of between $15 million and $20 million. However, while these are our current estimates, our second quarter net investment income will reflect the actual decrease reported by these alternative investments as of March 31, 2020.

We cannot predict the extent and duration of the current COVID-19-related governmental directives, which also may change based on future COVID-19 infection rates, nor can we predict COVID-19-related impacts on the economy or financial markets or changes in legislation. A change in any of these factors, however, could impact our estimates and assumptions in future periods. Changes in these assumptions and estimates in future periods may be material to the results of our operations and could materially reduce our net income, cash flow, and stockholders' equity.

We also expect to incur estimated pre-tax net losses of approximately $35 million due to several severe storms in April, which impacted parts of the mid-west and east coast regions of the United States with damaging wind and tornadoes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements about our intentions, beliefs, current expectations, and projections for our future operations and performance. Such statements are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements often are identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated in forward-looking statements include, without limitation, those discussed in Item 1A. “Risk Factors” and Part II. “Other Information” of this Form 10-Q. Our stated risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, such new risk factors may have on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation to update them due to changes in underlying factors, new information, future developments, or otherwise.

Introduction
We classify our business into four reportable segments:

•	Standard Commercial Lines;

•	Standard Personal Lines;

•	E&S Lines; and

•	Investments.

For further details about these segments, refer to Note 10. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 11. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Annual Report").

We write our Standard Commercial and Standard Personal Lines products and services through nine insurance subsidiaries, some of which write flood business through the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program ("WYO"). We write our E&S products and services through another subsidiary, Mesa Underwriters Specialty Insurance Company, which provides us with a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2019 Annual Report filed with the U.S. Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•	Current Events and economic impacts from the COVID-19-related government directives;

•	Critical Accounting Policies and Estimates;

•	Financial Highlights of Results for the First Quarters ended March 31, 2020 (“First Quarter 2020”) and March 31, 2019 (“First Quarter 2019”);

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Current Events: Coronavirus ("COVID-19") Pandemic

Business Overview
Selective ended 2019 and entered 2020 with record levels of GAAP equity, holding company cash and invested assets, statutory surplus and strong financial results. We believe our financial position reflects our disciplined capital management and underwriting and investment execution. Early in 2020, the COVID-19 pandemic quickly moved from China to the rest of Asia, Europe, the United States ("U.S."), and the rest of the globe. Governmental (international, federal, state, and local) actions to contain or delay the spread of the COVID-19 pandemic have resulted in directives requiring social distancing, operational alteration or temporary closure of most non-essential businesses to limit public access, and the “sheltering-in-place” of everyone other than essential workers in many instances. We smoothly transitioned our non-essential office-based employees to remote home-based status, and have continued to service our customers, agents, and other stakeholders and maintain our expected service-level standards for claims handling, underwriting, and safety management. Currently, approximately 2,250 of our 2,300 employees are working remotely. Under most governmental directives, insurance is an essential business. That has permitted a limited number of employees to access our offices for critical on-site activities, such as information technology ("IT") operations and security, check printing, facilities maintenance, physical security, and special cleaning.

Because most of our employees are now working remotely, we have changed some of the methods of regular communication and increased the use of video and phone conferencing on robust and secure applications. Our officers, managers, and supervisors have enhanced their connection with their teams. Our Chief Executive Officer hosts bi-weekly company-wide virtual town hall meetings to provide an organizational update and address areas of general employee concern. To keep our employees fully informed about COVID-19-related developments, we (i) disseminate regular health, safety, and other communications (ii) established an on-line coronavirus center with information, links to valuable resources, and helpful videos and (iii) continued our pre-COVID-19 online “‘pulse surveys”’ to gauge employees’ views on various issues. Our employees have rated our communications around COVID-19 positively.

Our methods to communicate with customers, agents, and vendors generally have remained the same since the COVID-19 crisis, although the frequency of communication has increased. Additionally, our field model and safety management functions, which typically rely on in-person meetings, have been replaced with greater telecommunications, and virtual or remote interactions. One of our strategic initiatives for several years has been to provide our customers with a superior omni-channel customer experience. Accordingly, we have developed the ability to respond to our customers in their preferred method of communication - whether by phone, email, text, or social media and we have been able to send and receive COVID-19-related notifications through all of these channels.

Our internal operations have also been functioning well and continue to work effectively despite the changes in the environment. We continue to process claims, underwrite the renewal inventory of our policies, and operate our corporate functions during this time of working remotely.

AM Best lowered its outlook on the U.S. commercial lines sector to "Negative" from "Stable" after Fitch Ratings ("Fitch") took a similar action. Both cited COVID-19 as the reason for the negative outlook and expectations for (i) lower premium volume, (ii) reduced surplus/equity from investment declines; and (iii) lower-for-longer interest rates.

On April 10, 2020, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong capitalization and financial performance, with stable underwriting results and return metrics that have remained favorable compared to our peers. The review considered Fitch's current assessment of the impact of COVID-19, including (i) its economic impact, under a set of ratings assumptions related to interest rate levels, (ii) declines in the market values of stocks, bonds, derivatives, and other capital market instruments typically owned or traded by insurance companies, (iii) market liquidity, and (iv) the magnitude of claim/benefit exposures related to the COVID-19 pandemic.

Our field-based agency management specialist, claims management specialist and safety management models have proven to be advantageous in the COVID-19 crisis, as our existing IT infrastructure and security were able to accommodate the move of nearly all of our office-based employees to remote home-based employees and maintain expected customer or agent service levels. Our strong relationships with, and our continued support for, our approximately 1,350 local independent distribution partners, most of whom also have transitioned to a remote work environment, have also enabled customer servicing at expected service levels.

Control Environment
Since the beginning of the COVID-19 pandemic, we have not had to modify in any significant way our existing internal controls or processes. To monitor and manage COVID-19-related developments, we convened our existing Executive Risk Committee (comprised of our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and other key financial executives, including our Chief Accounting Officer, Chief Investment Officer, Chief Risk Officer, Chief Audit Executive, General Counsel, Chief Claims Officer, Chief Actuary, Chief Information Officer, and Business Unit leaders) (“ERC”) daily throughout the second half of March and three times a week in April. The ERC actively reviews and addresses all significant operational, compliance, and financial risk matters. This oversight includes matters such as employee health and safety, facilities matters, operational business continuity, information technology including third-party IT vendors, regulatory developments, premium collections, past due accounts, investments, liquidity, capital, cash flow, claims activity, and other key business metrics. Our Management Investment Committee ("MIC") has also met at least weekly since the COVID-19-related financial market disruption. The MIC has carefully reviewed detailed portfolio metrics and market projections, and has interacted directly with our portfolio managers during this crisis, allowing them to make proactive investment decisions on an informed basis. Our Board of Directors also has held weekly meetings with senior executives over the same period to ensure appropriate corporate governance and oversight.

We have not experienced any material impact to our internal control environment over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 current events to minimize the impact these events may have on our internal controls and their design and operating effectiveness.

Given the remote environment the governmental directives require, remote access to critical systems is required. Our cybersecurity program, however, was well–positioned to support increased remote working arrangements and respond to an increase in attempted attacks to exploit the COVID-19 outbreak without rolling back controls to enable remote working. For several years, our IT security strategy has emphasized endpoint controls for cloud computing and employee mobility. This strategy leveraged a virtual private network with multi-factor authentication, which is supplemented by a virtual desktop infrastructure where necessary or appropriate to create a highly available and centrally-managed end-user environment. Our cybersecurity strategy has always included an information security education and awareness program that combines training, testing, and reinforces key security exposures, including phishing and social engineering. We also recently bolstered our phishing risk management by deploying multiple technology-driven controls that include malicious content checks, malicious link blocking, and reputation-based rules. The program also anticipated malicious traffic volumes (denial of service) and deployed safeguards to prevent interruption to key customer and agent-facing technologies.

Financial Overview
Our First Quarter 2020 underwriting results include the following COVID-19-related items:

•
A $75 million increase in our return audit and mid-term endorsement premium accrual to reflect the anticipated decline in sales and payroll exposures on the workers compensation and general liability lines of business based on our estimate of reduced exposures due to the significant economic slowdown. Net of reduced losses and commissions, we expect the earned impact of the return audit and mid-term endorsement premium accrual to reduce pre-tax underwriting results for the full year by $15 million, of which $4 million was recorded in First Quarter 2020;

•
A $10 million pre-tax incurred but not reported ("IBNR") reserve estimate for losses related to a small portion of our policies that include a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health; and

•
An additional allowance for uncollectible premiums receivable of $10.5 million, pre-tax, after evaluating the recoverability of our premiums receivable in light of the COVID-19-related billing accommodations we announced in First Quarter 2020 and the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states, which will increase earned but uncollected premiums. We have offered customers, sometimes in collaboration with or at the direction of our regulators, individualized payment flexibility and suspended the effect of policy cancellations, late payment notices, and late or reinstatement fees.

Overall, these three items reduced after-tax underwriting results by $19 million, or $0.32 per diluted share, increased the combined ratio by 3.5 points and decreased our First Quarter 2020 annualized return on equity ("ROE") by 3.6 percentage points.

Our First Quarter 2020 investment results included the following items that reflected the significant economic conditions created by COVID-19:

•
We recognized $31.6 million in pre-tax net other-than-temporary impairments ("OTTI"), $15.6 million of which represents impairments on securities we intend to sell to provide our investment managers with flexibility to trade and optimize our investment portfolio given the uncertainty of the financial markets and their continued volatility. The remaining $16.0 million in OTTI losses were credit-related impairment losses under the new ASU 2016-13, Financial Instruments - Credit Losses ("CECL") accounting standard. The CECL impairments reflect the significant widening of credit spreads and reduced future economic activity over the near-term due to COVID-19. For more details about these and other items related to our financial results, see the "Financial Highlights of Results for First Quarter 2020 and First Quarter 2019" section below.

•
Due to the unprecedented financial market volatility and resulting significant decline in fixed income and equity market valuations in March, combined with the COVID-19-related governmental orders, and out of abundance of caution, we increased our short-term debt by $302 million in March 2020 through borrowings from the Federal Home Loan Bank of New York ("FHLBNY") and the the Federal Home Loan Bank of Indianapolis (“FHLBI”) and our Credit Agreement ("Line of Credit"). Our primary objective was to increase liquidity and operating flexibility at the Parent and Insurance Subsidiaries. We expect to repay these short-term borrowings, which were invested in highly liquid money market funds, in the short- to medium-term. For further details, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

In the second quarter of 2020, we expect the following items to be impacted by the economic conditions created by COVID-19:

•
As our other investment portfolio largely consists of alternative investments that are recorded on a one quarter lag, the impact of the First Quarter 2020 financial market volatility on those alternative investments will not be reflected in our consolidated financial statements until the second quarter of 2020. While it is extremely difficult to accurately estimate the potential losses associated with this portion of our investment portfolio, we performed a sensitivity analysis that indicates a potential pre-tax loss of between $15 million and $20 million. However, while these are our current estimates, our second quarter net investment income will reflect the actual decrease reported by these alternative investments as of March 31, 2020.

In addition, we are expecting that claims frequency for our personal and commercial automobile lines of business will decline because of the reduced miles being driven resulting from governmental directives. As the number of vehicles we insure have not significantly declined and we expect that frequencies will return to normal after the governmental directives expire or are lifted, we do not believe that changes in our filed rating plans are appropriate. Because of the unprecedented nature of the

COVID-19-related governmental directives and the associated expected favorable claims frequency impact, we felt it was appropriate to seek regulatory approval during April to provide a premium-based credit to our personal and commercial automobile customers with in-force policies equivalent to 15% of their April and May premiums. This approval process has been completed and will result in other insurance expense in the second quarter of 2020 of approximately $20 million. We believe the impact to our other insurance expenses will be largely offset by a reduction in our loss and loss expenses as a result of expected reduced insured automobile accident claims frequency in those respective months. However, the ultimate extent of the frequency reduction cannot be known at this time.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2019 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and OTTI; and (iv) reinsurance. There have been no material changes from the critical accounting policies and estimates disclosed on pages 31 through 40 of our 2019 Annual Report; however, in light of the COVID-19 pandemic, we have made additional changes to critical accounting estimates that are described below.

Further economic instability related to existing and future COVID-19-related governmental directives or changes in legislation could ultimately impact our estimates and assumptions, and consequently, changes in the below estimates may be material to our results of operations in future periods.

Reserves for Loss and Loss Expenses
There has been considerable discussion and focus on the potential for insurance industry losses arising from COVID-19, particularly as it relates to claims from business interruption losses.  Our Standard Commercial Lines property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss, for our property policies to respond to a claim.  While each potential claim will be adjusted on its unique facts and based on the terms and conditions of the specific policy, COVID-19-related contamination, the existence of a pandemic and/or the resulting preventative government shutdown orders generally are not insured under Standard Commercial property and businessowners policies.

Our Standard Commercial property and businessowners policies also specifically exclude all loss or damage caused by or resulting from a virus or bacteria. We believe this exclusion will apply to preclude coverage for losses related to the COVID-19 virus.  Approximately 6% of our policyholders purchase a sub-limited extra expense coverage that provides up to $25,000 in limit for the additional cost associated with cleaning the property when ordered by a Board of Health after an outbreak of communicable disease at the premises. Our current year incurred losses include an estimate of $10 million of IBNR in response to the COVID-19 pandemic.  For our E&S segment, our property forms contain the same language as our standard commercial lines segment that requires “direct physical loss of or damage to”, but most of these forms do not contain a specific virus or bacteria exclusion.  Property accounts for approximately 30% of our E&S segment premium~~,~~ and, of that amount, only about a quarter of our customers within our E&S segment purchase policies with business interruption coverage.  In total, within our standard commercial lines and E&S segments, 95% of our property policies include the specific virus or bacteria exclusion.  In addition, we may experience some workers’ compensation and general liability losses associated with COVID-19.  At this time, we do not expect these losses to be significant and exposure to these losses are covered within our existing reserving methodologies and reserves.

If the COVID-19 pandemic results in significant property or liability related losses, we have substantial reinsurance protection, that we believe would provide us with recoveries. Our main property catastrophe excess of loss treaty program has a $40 million retention and then provides coverage up to $775 million in ground up losses, subject to some co-participation and reinstatement premium.  For losses outside of our original 22 state footprint, including our five new expansion states and some of our largest E&S states, the retention drops to $5 million.  With property losses and potential business interruption claims, including any COVID-19-related losses, our reinsurers “follow the fortunes” of our underlying polices. That means, if any clause in the underlying policy is invalidated - whether by a court or a legislature - our reinsurance coverage would continue to apply.  Our property catastrophe excess of loss program contains aggregating language that allows us, in our sole discretion, to accumulate all property losses commencing within a 168 hour period to a single occurrence or multiple occurrences.  We also have the sole discretion to decide when the 168 hours begins, and all losses that occurred during and continuing after that period, such as the case with business interruption losses, would be included in the reinsured loss calculation.  Our casualty excess of loss contract, which would cover workers’ compensation and general liability claims, has a $2 million retention and provides coverage limits above that to $90 million.  Similar to our property catastrophe reinsurance program, our casualty excess of loss program allows us to aggregate multiple losses, including losses under different liability coverages, as a single occurrence.  Our casualty reinsurers also follow our fortunes in the policy interpretation.  Except for the $10 million of property IBNR we recorded for the sub-limited property coverages, we do not expect material COVID-19-related losses. If the facts and circumstances change, we have a robust reinsurance program that provides significant protection.

OTTI
The various COVID-19-related governmental directives impacted the financial markets, which became volatile. The volatility increased gross unrealized losses on our available-for-sale ("AFS") fixed income securities portfolio from $7.7 million at December 31, 2019, to $116.9 million at the end of First Quarter 2020. We analyzed these unrealized losses for OTTI in accordance with our existing accounting policy, which includes performing discounted cash flow ("DCF") analyses on each security at the lot level and using three different economic scenarios.
In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated in the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. Model scenarios include a baseline assumption with moderate economic expansion, an adverse assumption with a weakening economy, and a severely adverse assumption with a global recession. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring.

Based on these analyses, we recorded OTTI charges for expected credit losses of $16.0 million during First Quarter 2020. After giving consideration to these credit loss allowances, the remaining unrealized losses on these securities were $49.7 million. Based on our analyses, we also determined that securities with an aggregate unrealized loss balance of $67.2 million were not other-than-temporarily impaired as of March 31, 2020. We believe that the total unrealized loss balance of $116.9 million was driven by widening credit spreads tied to financial market uncertainty about the various COVID-19-related governmental directives. If the assumptions used in our DCF analyses, or our outlook as to the occurrence probability of our DCF model scenarios were to change, the resulting impairment could be material to our results of operations. For additional information about the unrealized losses in our AFS fixed income portfolio, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Premium Audit
We estimate the amount of premium anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e., payroll or sales). This estimate of earned but unbilled premium is based on historical trends adjusted for the uncertainty of current and future economic conditions. In First Quarter 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual, which was in response to the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business. Further economic instability or extended COVID-19-related governmental directives could ultimately impact our estimates and assumptions, and consequently, changes in this liability estimate may be material to the results of operations in future periods. For additional details about this estimate, see Note 8. "Reinsurance" in Item 1. "Financial Statements." of this Form 10-Q.

Allowance for Uncollectible Premiums Receivable
We estimate an allowance for expected credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable, based on the effective year of the related policy, along with our historical credit loss experience. We also contemplate expected macroeconomic conditions over the expected receivables collection period that, because the majority of the balances are collected within a year of policy issuance, is short-term in nature. In First Quarter 2020, we increased our allowance for uncollectible accounts by $10.5 million to reflect the higher risk of non-payment due to the significant COVID-19-related decline in economic activity, coupled with the individual payment flexibility that we are currently offering our customers and our suspension of the effect of policy cancellations, late payment notices, and late or reinstatement fees. Due to the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states, which will increase earned but uncollected premiums, we expect an increase in our allowance for uncollectible premiums receivable in the second and third quarters of 2020.

Similar to our estimate of premium audit, future COVID-19-related economic instability or governmental directives could ultimately impact our estimates and assumptions. Consequently, a change in our allowance estimate may be material to our results of operations in future periods. For additional details about this estimate, see Note 7. "Allowance for Uncollectible Premiums Receivable" in Item 1. "Financial Statements." of this Form 10-Q.

Financial Highlights of Results for First Quarter 2020 and First Quarter 20191

($ and shares in thousands, except per share amounts)	Quarter Ended March 31,		Change % or Points
	2020	2019
Financial Data:
Revenues	$664,829	698,962	(5)%
After-tax net investment income	45,483	41,323	10
After-tax underwriting income	16,872	26,513	(36)
Net income before federal income tax	15,997	73,694	(78)
Net income	15,236	61,348	(75)

Key Metrics:
Combined ratio	96.7%	94.7	2.0	pts
Invested assets per dollar of stockholders' equity	$3.26	3.24	1%
ROE	2.8	13.2	(10.4)	pts
Statutory premiums to surplus ratio	1.4x	1.4x	—

Per Share Amounts:
Diluted net income per share	0.25	1.02	(75)%
Book value per share	$35.11	32.51	8
Dividends declared per share to stockholders	0.23	0.20	15

Non-GAAP Information:
Non-GAAP operating income[2]	$50,522	54,020	(6)%
Diluted non-GAAP operating income per share[2]	0.84	0.90	(7)
Annualized non-GAAP operating ROE[2]	9.4%	11.6	(2.2)	pts

[1]	Refer to the Glossary of Terms attached to our 2019 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.

[2]
Non-GAAP operating income is an important financial measure that we, analysts, and investors use because the timing of the realization of net investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized investment gains and losses, OTTI charged to earnings, unrealized gains and losses on equity securities, and debt retirement costs could distort the analysis of trends.

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter Ended March 31,
($ in thousands)	2020	2019
Net income	$15,236	61,348
Net realized and unrealized losses (gains), before tax	44,666	(13,451)
Debt retirement costs, before tax	—	4,175
Tax on reconciling items	(9,380)	1,948
Non-GAAP operating income	$50,522	54,020

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter Ended March 31,
	2020	2019
Net income per diluted share	$0.25	1.02
Net realized and unrealized losses (gains), before tax	0.74	(0.22)
Debt retirement costs, before tax	—	0.07
Tax on reconciling items	(0.15)	0.03
Non-GAAP operating income per diluted share	$0.84	0.90

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter Ended March 31,
	2020	2019
Annualized ROE	2.8%	13.2
Net realized and unrealized losses (gains), before tax	8.3	(2.9)
Debt retirement costs, before tax	—	0.9
Tax on reconciling items	(1.7)	0.4
Annualized non-GAAP operating ROE	9.4%	11.6

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter Ended March 31,		Change Points
	2020	2019
Standard Commercial Lines Segment	2.4%	4.4	(2.0)
Standard Personal Lines Segment	0.1	0.5	(0.4)
E&S Lines Segment	0.6	0.8	(0.2)
Total insurance operations	3.1	5.7	(2.6)

Investment income	8.5	8.9	(0.4)
Net realized and unrealized (losses) gains	(6.6)	2.3	(8.9)
Total investments segment	1.9	11.2	(9.3)

Other	(2.2)	(3.7)	1.5

Annualized ROE	2.8%	13.2	(10.4)

In First Quarter 2020, we generated net income per diluted share of $0.25, compared to $1.02 in First Quarter 2019. Non-GAAP operating income per diluted share was $0.84, compared to $0.90 a year ago. The First Quarter 2020 non-GAAP operating income was primarily impacted by $19 million, or $0.32 per diluted share, of COVID-19-related underwriting items, which are further discussed in "Current Events" above. The COVID-19 related underwriting items were partially offset by (i) growth in our Investment segment of $0.07, primarily driven by our alternative investments, and (ii) a decrease in corporate expenses of approximately $0.04, related to employee long-term incentive compensation awards that fluctuate with the stock price of the company.
Our book value per share declined by 5% in First Quarter 2020. The decrease was caused by a reduction in the value of our fixed income securities portfolio, which experienced net unrealized after-tax losses of approximately $105 million during First Quarter 2020.
Insurance Operations
Our insurance segments delivered profitable results in First Quarter 2020, contributing 3.1 points to a combined annualized ROE of 2.8%. The First Quarter 2020 annualized ROE decreased 2.6 points compared to First Quarter 2019, reflecting an increase in our combined ratio of 2.0 points. The increase was principally driven by a higher expense ratio of 1.9 points, primarily reflecting the 1.6-point increase in our allowance for uncollectible accounts on our premiums receivable, which is discussed in "Current Events" above.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
Insurance Operations Results:
Net premiums written ("NPW")	$647,327	672,947	(4)%
Net premiums earned (“NPE”)	651,703	632,573	3
Less:
Loss and loss expense incurred	400,324	386,579	4
Net underwriting expenses incurred	229,237	210,653	9
Dividends to policyholders	785	1,780	(56)
Underwriting income	$21,357	33,561	(36)%
Combined Ratios:
Loss and loss expense ratio	61.4%	61.1	0.3	pts
Underwriting expense ratio	35.2	33.3	1.9
Dividends to policyholders ratio	0.1	0.3	(0.2)
Combined ratio	96.7	94.7	2.0

Our First Quarter 2020 decrease in NPW compared to a year ago reflected a $75 million accrual for estimated return audit and mid-term endorsement premiums related to the COVID-19 pandemic discussed in "Current Events" above. Excluding that estimate, the results continue to reflect our efforts to (i) achieve overall renewal pure price increases at levels that are in line with expected loss trend, (ii) generate new business, and (iii) improve the underlying profitability of our business through various underwriting initiatives. Although there was a reduction in our overall NPW, our new business in First Quarter 2020 grew to $152.8 million compared to $145.0 million in First Quarter 2019. Contributing to our new business growth was the net appointment of 27 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The slight increase in the loss and loss expense ratio during First Quarter 2020 was impacted by the following:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$33.2	5.1	pts	$20.9	3.3	pts	1.8	pts
(Favorable) prior year casualty reserve development	(10.0)	(1.5)		(10.0)	(1.6)		0.1
Non-catastrophe property loss and loss expenses[1]	108.1	16.6		108.0	17.1		(0.5)
Total	131.3	20.2		118.9	18.8		1.4
1Non-catastrophe property loss and loss expenses include an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter Ended March 31,
($ in millions)	2020		2019
General liability	$—		(2.0)
Workers compensation	(10.0)		(8.0)
Total Standard Commercial Lines	(10.0)		(10.0)

Total (favorable) prior year casualty reserve development	$(10.0)		(10.0)

(Favorable) impact on loss ratio	(1.5)	pts	(1.6)

In addition to the items described above, there was a 0.8-point benefit in First Quarter 2020 from the mix of business due to the aforementioned estimated total return audit and mid-term endorsement premium accrual.

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Investments Segment
Net investment income, after tax, grew 10% in First Quarter 2020, compared to last year, mainly due to: (i) higher alternative investment portfolio income of $5.7 million, which is recorded on a one-quarter lag; (ii) cash flows from operations that were 6% of NPW in First Quarter 2020; and (iii) $302 million in proceeds from our short-term borrowings that were invested in high-quality money market funds in First Quarter 2020 due to the COVID-19-related volatility and uncertainty in the financial markets. Net investment income, after tax, contributed 8.5 points to ROE in First Quarter 2020, compared to 8.9 points in First Quarter 2019.

Net realized and unrealized gains and losses reduced First Quarter 2020 ROE by 6.6 points, compared to First Quarter 2019 when it increased ROE by 2.3 points. Net realized and unrealized investment losses in First Quarter 2020 were $44.7 million, down from $13.5 million in First Quarter 2019. First Quarter 2020 results included $31.6 million of OTTI, which was a $31.5 million increase from First Quarter 2019. Approximately $15.6 million of our OTTI in First Quarter 2020 represented impairments on securities we intend to sell, to provide our investment managers with flexibility to trade and optimize our investment portfolio during the COVID-19-related financial market volatility. The remaining OTTI losses of $16.0 million were credit-related impairment losses under the new CECL accounting standard. The CECL impairments reflect the significant widening of credit spreads and reduced future economic activity over the near term due to COVID-19-related governmental directives. In addition, unrealized losses on our equity securities portfolio increased $27.2 million compared to First Quarter 2019, which was primarily related to COVID-19-related financial market impacts.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 2.2 points in First Quarter 2020, compared to 3.7 points in First Quarter 2019. The variance was driven primarily by a 0.5-point decrease in stock compensation expense related to employee long-term incentive compensation awards, as the stock price decreased 24% in First Quarter 2020 compared to a 4% increase in First Quarter 2019. In First Quarter 2019, we also incurred debt retirement costs of $3.3 million related to our 5.375% Senior Notes issuance that reduced that quarter's ROE by 0.7 points.

Outlook
We ended 2019 with a solid balance sheet, a high level of embedded profitability within our underwriting and investment portfolios, and strong financial strength ratings, which places us in a position to withstand this COVID-19-related period of economic downturn, market volatility, and heightened uncertainty.

We generated an annualized operating ROE of 9.4% in First Quarter 2020, which was 1.6 points below our 2020 target of 11%. Our 2020 non-GAAP operating ROE target of 11% is based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

During these unprecedented times, we remain focused on our key strategic initiatives. In 2020, we will continue to focus on the following areas to maintain our financial position:

•
Actively managing the investment portfolio to minimize the impact of lower interest rates on after-tax yields while managing credit, duration, and liquidity risk through our international external investment managers with great depth of expertise. The sharp decline in equity markets and expected values of alternative investments during the First Quarter 2020, and a prolonged low interest rate environment, partially offset by widening credit spreads, continue to put downward pressure on industry-wide investment portfolio returns. Lower investment returns will force the industry to improve its underwriting results to generate adequate returns. We are well positioned with sophisticated underwriting and pricing tools, and appropriately priced in-force book of business to continue to generate profitable underwriting results.

•
Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend and delivering on our strategy for continued disciplined growth. Our first quarter overall renewal pure pricing was 4.0%. While we continue to navigate a challenging economic environment, we are comfortable with the overall price adequacy of our book of business, obtaining renewal pure price increases that have been in line with expected loss trend. As we look forward, we will continue to maintain adequate profitability by providing relief to our customers and balancing the need for pricing.

•
Delivering on our strategy for continued disciplined growth. We have consistently maintained a disciplined underwriting appetite over the past decade. In the current economic environment, we continue to work with our agents to provide our policyholders the support they need. Our field-based model, which provides high-touch service to our policyholders and agents for safety management, claims handling, and underwriting, is a clear advantage in the current environment. We will continue working to achieve our longer-term Standard Commercial Lines target to attain a 3% market share in the states in which we operate, by appointing distribution partners representing approximately 25% of their markets and seeking an average share of wallet of 12% with these partners. This goal represents an additional premium opportunity of about $3 billion.

•
Identifying opportunities to enhance operational efficiencies, and evaluating process improvements by better leveraging technologies, automation, and robotics, to lower our expense ratio over time. While we recognize it is essential to continue investing in initiatives related to our technology platforms, sophisticated underwriting tools, and customer experience, we are committed to balancing these goals with an efficient operating structure. As previously discussed, our expense ratio was elevated this quarter due to COVID-19 impacts, and in the short-term, we have taken actions to reduce our expenses. Over the longer term, we will focus on right-sizing our expense structure to meet the business opportunity set, and we will seek meaningful opportunities to generate efficiencies through process re-design and technological improvements.

In addition to our focus on maintaining our strong financial position in 2020 and beyond, we continue to enhance our customer experience strategy by offering value-added technologies and services. We have made major strides in recent years to enhance the customer experience, including various self-service and digital service offerings. In the current challenging environment, we provide our policyholders the option of engaging with us in the channel that works best for them. Our new marketing tagline, "Be Uniquely Insured," was rolled out in 2019, and speaks to our differentiated value proposition for our customers and distribution partners. Investing in and building out technologies that improve the customer experience journey remains a core focus for us.

As we look to the remainder of 2020, we will not let the COVID-19 pandemic, market volatility, or challenging economic conditions deter us from pursuing our objective of being an industry leader. We have a team in place that is focused on identifying opportunities and ways in which we can enhance our product, service capabilities and operating structure, to position us well for the post-COVID environment. We will continue to strive to offer best-in-class customer service and product offerings, while also generating superior returns for our shareholders over time.

For 2020, we revised our full year guidance to the following:

•
A GAAP combined ratio, excluding catastrophe losses, of between 92% and 93%. This represents an increase from our prior guidance of 91.5% and is primarily due to pressure on the expense ratio from the estimated full-year impact of COVID-19. This also assumes no additional prior year development;

•
Catastrophe losses of 4.5 points on the combined ratio, reflecting higher than expected catastrophe losses through April, combined with lower earned premium. Because COVID-19 has not been designated a catastrophe event by the Insurance Services Office's Property Claims Services unit, such losses are not included in this ratio;

•
After-tax net investment income of approximately $160 million, down from our prior guidance of $185 million, principally due to an expected change in our full-year after-tax net investment income from alternative investments. We now expect a range of between $10 million and $15 million in after-tax net investment losses from our alternative investments, compared to our prior estimate of a $14 million gain;

•
An overall effective tax rate of approximately 18.5%, which includes an effective tax rate of 18.5% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other items; and

•	Weighted average shares of 60.5 million on a diluted basis.

Our 2020 guidance reflects the current estimated full-year impact of COVID-19 on our industry, and insurance and investment operations. Given the significant uncertainty surrounding the ultimate duration and severity of the COVID-19 pandemic, and the depth and duration of the economic recession and market volatility, as well as the impact that federal, state and local actions can have on our business, including regulatory insurance directives, there remains significant uncertainty around our full-year guidance. We will update our full-year guidance, as appropriate, upon the release of our second quarter of 2020 financial results.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
Insurance Segments Results:
NPW	$518,432	546,683	(5)%
NPE	516,580	497,184	4
Less:
Loss and loss expense incurred	312,158	298,809	4
Net underwriting expenses incurred	186,511	170,780	9
Dividends to policyholders	785	1,780	(56)
Underwriting income	$17,126	25,815	(34)%
Combined Ratios:
Loss and loss expense ratio	60.4%	60.1	0.3	pts
Underwriting expense ratio	36.1	34.3	1.8
Dividends to policyholders ratio	0.2	0.4	(0.2)
Combined ratio	96.7	94.8	1.9

The decrease in NPW was mainly due to a $75 million increase in our return audit and mid-term endorsement premium accrual related to the COVID-19 pandemic discussed in "Current Events" above, of which $46 million was recorded in our general liability line of business and $29 million was recorded in our workers compensation line of business. This was partially offset by (i) direct new business, and (ii) renewal pure price increases.

	Quarter Ended March 31,		Change % or Points
($ in millions)	2020	2019
Direct new business	$115.4	109.0	6%
Renewal pure price increases	4.0	3.4	0.6
Retention	85%	84	1	pts

The loss and loss expense ratio increased slightly in First Quarter 2020 compared to First Quarter 2019, driven, in part, by the following:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$20.7	4.0	pts	$16.0	3.2	pts	0.8	pts
Non-catastrophe property loss and loss expenses[1]	79.6	15.4		74.4	15.0		0.4
(Favorable) prior year casualty reserve development	(10.0)	(1.9)		(10.0)	(2.0)		0.1
Total	90.3	17.5		80.4	16.2		1.3
1Non-catastrophe property loss and loss expenses included an estimate of $10 million in response to COVID-19, which is discussed in "Current Events" above.

For additional information regarding favorable prior year casualty reserve development by line of business, see the "Financial Highlights of Results for First Quarter 2020 and First Quarter 2019" section above and the line of business discussions below.

The 1.8-point increase in the underwriting expense ratio in First Quarter 2020 compared to First Quarter 2019 was primarily driven by a 1.4-point increase in the allowance for uncollectible premium receivable mentioned in "Current Events" above.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
NPW[1]	$150,794	178,699	(16)%
Direct new business	35,886	32,185	11
Retention	86%	85	1	pts
Renewal pure price increases	3.8	2.4	1.4
NPE	$164,580	161,525	2%
Underwriting income	13,074	19,049	(31)
Combined ratio	92.1%	88.2	3.9	pts
% of total Standard Commercial Lines NPW	29	33
1NPW was reduced by a $46 million estimated return audit and mid-term endorsement premium accrual.

The fluctuations in the combined ratios illustrated in the table above included the following:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$—	—	pts	$(2.0)	(1.2)	pts	1.2	pts

The First Quarter 2019 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2015 and 2016.

In addition, the combined ratio increased due to the following: (i) an increase in the underwriting expense ratio in First Quarter 2020 compared to First Quarter 2019 due to a 1.4-point increase in the allowance for uncollectible premiums receivable discussed above; and (ii) a 0.8-point increase due to the lower earned premium resulting from our return audit and mid-term endorsement premium accrual in response to the COVID-19 pandemic discussed above.

Commercial Automobile
	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
NPW	$168,310	147,245	14%
Direct new business	28,857	28,190	2
Retention	85%	82	3	pts
Renewal pure price increases	7.6	7.3	0.3
NPE	$149,690	131,186	14%
Underwriting loss	(774)	(8,721)	91
Combined ratio	100.5%	106.6	(6.1)	pts
% of total Standard Commercial Lines NPW	32	27

The increases in NPW shown in the table above reflect renewal pure price increases, higher retention, and an increase in new business. The growth in NPW of 14% in First Quarter 2020 compared to First Quarter 2019 reflects a 7% growth in vehicle counts and a 7.6% renewal pure price increase, due to our efforts to improve profitability on this line in recent years.

As a result of the COVID-19 pandemic and the associated expected favorable claims frequency impact, this line of business will be impacted by a premium-based credit to our commercial automobile customers, which will be recorded as other insurance expenses in the second quarter of 2020. For further details, see Note 16. "Subsequent Events" in Item 1. "Financial Statements." of this Form 10-Q and "Current Events" above.

The combined ratio improvements outlined above were driven by the following:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Non-catastrophe property loss and loss expenses	$23.0	15.4	pts	$25.1	19.1	pts	(3.7)	pts
Catastrophe losses	0.3	0.2		0.2	0.1		0.1
Total	23.3	15.6		25.3	19.2		(3.6)

Partially offsetting these decreases was a 1.6-point increase in the allowance for uncollectible premium receivable due to the COVID-19 pandemic discussed in "Current Events" above.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than our risk-adjusted targeted combined ratio. To address profitability in this line, we have been implementing significant price increases in recent years while working to enhance our underwriting tools to improve the accuracy of our rating information to prevent premium leakage. We have also been actively managing our new and renewal business, which we expect will have a positive impact on profitability through business mix improvement.

Workers Compensation
	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
NPW[1]	$51,196	85,065	(40)%
Direct new business	15,357	16,948	(9)
Retention	84%	84	—	pts
Renewal pure price decreases	(2.6)	(1.6)	(1.0)
NPE	$66,706	78,715	(15)%
Underwriting income	11,035	10,719	3
Combined ratio	83.5%	86.4	(2.9)	pts
% of total Standard Commercial Lines NPW	10	16
1NPW was reduced by a $29 million estimated return audit and mid-term endorsement premium accrual.

The decrease in the combined ratio in First Quarter 2020 compared to the same prior year period was primarily driven by favorable prior year casualty reserve development, as follows:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(10.0)	(15.0)	pts	$(8.0)	(10.2)	pts	(4.8)	pts

The development in First Quarter 2020 was primarily due to lower severities in accident years 2017 and prior, and the development in First Quarter 2019 was primarily due to lower severities in accident years 2016 and prior.

The favorable development was partially offset by the following impacts due to the COVID-19 pandemic discussed in "Current Events" above: (i) a 1.1-point increase in the allowance for uncollectible premium receivable; and (ii) a 0.9-point increase due to the lower earned premium resulting from our return audit and mid-term endorsement premium accrual.

Commercial Property
	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
NPW	$103,126	93,029	11%
Direct new business	24,586	21,042	17
Retention	84%	83	1	pts
Renewal pure price increases	4.2	3.5	0.7
NPE	$93,869	86,067	9%
Underwriting (loss) income	(8,552)	1,903	(549)
Combined ratio	109.1%	97.8	11.3	pts
% of total Standard Commercial Lines NPW	20	17

The increase in the combined ratio in First Quarter 2020 compared to First Quarter 2019, was driven by the following:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$19.7	20.9	pts	$12.5	14.6	pts	6.3	pts
Non-catastrophe property loss and loss expenses[1]	45.6	48.6		39.1	45.5		3.1
Total	65.3	69.5		51.6	60.1		9.4
1Non-catastrophe property loss and loss expenses included an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Higher catastrophe losses in First Quarter 2020 compared to First Quarter 2019 were driven by a tornado and subsequent hail that impacted Tennessee in early-March 2020.

In addition, the underwriting expense ratio increased in First Quarter 2020 compared to First Quarter 2019 due to a 1.4-point increase in the allowance for uncollectible premium receivable discussed in "Current Events" above.

Standard Personal Lines Segment

	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
Insurance Segments Results:
NPW	$67,640	69,369	(2)%
NPE	76,128	77,307	(2)
Less:
Loss and loss expense incurred	54,332	53,070	2
Net underwriting expenses incurred	21,409	21,070	2
Underwriting (loss) income	$387	3,167	(88)%
Combined Ratios:
Loss and loss expense ratio	71.4%	68.6	2.8	pts
Underwriting expense ratio	28.1	27.3	0.8
Combined ratio	99.5	95.9	3.6

NPW was lower in First Quarter 2020 compared to the same prior year period, reflecting the impact of a decrease in direct new business primarily as a result of the highly competitive personal automobile market. Retention decreased in First Quarter 2020 compared to last year, as we continue to achieve renewal pure price increases in line with expected loss trends.  The deteriorating competitive position of our automobile business also has led to lower new homeowners business because most personal lines policies are written on an account basis and include both automobile and homeowners policies.

	Quarter Ended March 31,		Change % or Points
($ in millions)	2020	2019
Direct new business	$9.9	10.3	(4)%
Retention	83%	84	(1)	pts
Renewal pure price increases	3.7	5.2	(1.5)

The loss and loss expense ratio increased 2.8 points in First Quarter 2020 compared to First Quarter 2019. The drivers of these fluctuations are as follows:

	First Quarter 2020			First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	12.0	15.7		4.1	5.3		10.4	pts
Non-catastrophe property loss and loss expenses	$22.8	30.0	pts	$29.1	37.6	pts	(7.6)
Total	34.8	45.7		33.2	42.9		2.8

Higher catastrophe losses in First Quarter 2020 compared to First Quarter 2019 were driven by a tornado that impacted Tennessee in March 2020.

The underwriting expense ratio increased 0.8 points in First Quarter 2020 compared to First Quarter 2019, driven primarily by a 2.1-point increase in the allowance for uncollectible premiums receivable discussed in "Current Events" above.

As a result of the COVID-19 pandemic and the associated expected favorable claims frequency impact, this line of business will be impacted by a premium-based credit to our personal lines customers, which will be recorded as other insurance expenses in the second quarter of 2020. For further details, see Note 16. "Subsequent Events" in Item 1. "Financial Statements." of this Form 10-Q and "Current Events" above.

E&S Lines Segment

	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
Insurance Segments Results:
NPW	$61,255	56,895	8%
NPE	58,995	58,082	2
Less:
Loss and loss expense incurred	33,834	34,700	(2)
Net underwriting expenses incurred	21,317	18,803	13
Underwriting income	$3,844	4,579	(16)%
Combined Ratios:
Loss and loss expense ratio	57.4%	59.7	(2.3)	pts
Underwriting expense ratio	36.1	32.4	3.7
Combined ratio	93.5	92.1	1.4

NPW increased 8% in First Quarter 2020 compared to last year. After two consecutive years in which we exited underperforming business segments, our focus has shifted to profitably growing segments of our E&S book that have demonstrated long-term stability.

Quantitative information on the premium in this segment is as follows:

	Quarter Ended March 31,		Change % or Points
($ in millions)	2020	2019
Direct new business	$27.5	25.7	7%
Renewal pure price increases	3.9%	4.2	(0.3)	pts

The loss and loss expense ratio decreased 2.3 points in First Quarter 2020 compared to First Quarter 2019 primarily due to a decrease in the current year loss costs. This was partially offset by the items outlined in the tables below:

	First Quarter 2020		First Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Catastrophe losses	0.5	0.8	0.8	1.4	(0.6)	pts
Non-catastrophe property loss and loss expenses	5.7	9.7	4.5	7.8	1.9
Total	6.2	10.5	5.3	9.2	1.3

The underwriting expense ratio increased 3.7 points in First Quarter 2020 compared to First Quarter 2019, primarily driven by a 2.3-point increase in the allowance for uncollectible premium receivable due to the COVID-19 pandemic discussed in "Current Events" above.

Investments
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. Our fixed income securities and short-term investment portfolios represented 95% of our invested assets at March 31, 2020, and 96% of our invested assets at December 31, 2019. These portfolios had a weighted average credit rating of “ AA-,” as of both March 31, 2020 and December 31, 2019, with 97% of the securities in these portfolios being investment grade quality as of such dates. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2019. Our investment managers have been actively engaged in monitoring and managing the exposure to credit risk in our portfolio associated with the impact of the COVID-19 pandemic and related economic conditions. They have also been managing the portfolio's exposure to floating rate securities which reset principally to 90-day LIBOR. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads since December 31, 2019, we expect to modestly increase our allocation to risk assets during the course of 2020, subject to market conditions.

Total Invested Assets
($ in thousands)	March 31, 2020	December 31, 2019	Change
Total invested assets	$6,842,077	6,688,654	2%
Invested assets per dollar of stockholders' equity	3.26	3.05	7
Unrealized gain – before tax[1]	67,195	216,564	(69)
Unrealized gain – after tax[1]	53,084	171,085	(69)
1Includes unrealized gains on fixed income and equity securities.

The increase in invested assets at March 31, 2020 compared to December 31, 2019, was driven by operating cash flow generated in First Quarter 2020 of $39 million and net proceeds of $302 million from short-term borrowings. This increase was partially offset by net unrealized losses on fixed income securities of approximately $132 million. For additional information regarding these short-term borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

For details regarding the credit quality of our portfolio, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-Q.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter Ended March 31,		Change % or Points
($ in thousands)	2020	2019
Fixed income securities	$50,253	49,033	2%
Commercial mortgage loans ("CMLs")	62	—	NM
Equity securities	1,552	1,640	(5)
Short-term investments	1,166	2,044	(43)
Other investments	6,342	660	861
Investment expenses	(3,408)	(2,759)	(24)
Net investment income earned – before tax	55,967	50,618	11
Net investment income tax expense	(10,484)	(9,295)	(13)
Net investment income earned – after tax	$45,483	41,323	10
Effective tax rate	18.7%	18.4	0.3	pts
Annualized after-tax yield on fixed income securities	2.7	3.0	(0.3)
Annualized after-tax yield on investment portfolio	2.7	2.8	(0.1)

The increase in pre-tax net investment income in First Quarter 2020, compared to the same period last year, was primarily driven by an increase in pre-tax income from our other investments portfolio, primarily driven by a $3.3 million increase in private equity strategy investment income in this portfolio compared to the prior year period. Our other investment portfolio largely consists of alternative investments that are recorded on a one quarter lag. The impact of the First Quarter 2020 financial market volatility on those alternative investments related to COVID-19 will not be reflected in our consolidated financial statements until the second quarter of 2020. For additional details on the impact of the COVID-19 pandemic on our investment portfolio, see "Current Events" above.

Realized and Unrealized Gains and Losses
Our general philosophy for sales of securities is to reduce our exposure to securities and sectors based on economic evaluations when the fundamentals for that security or sector have deteriorated, or to opportunistically trade out of securities to other securities with better economic return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter Ended March 31,		Change %
($ in thousands)	2020	2019
Net realized gains on disposals, excluding OTTI	$4,100	3,444	19%
Unrealized (losses) gains recognized in income on equity securities	(17,137)	10,111	(269)%
OTTI charges[1]	(31,629)	(104)	NM
Total net realized and unrealized (losses) gains	$(44,666)	13,451	(432)%
 1See Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of the Form 10-Q for additional information regarding our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Net realized and unrealized investment losses in First Quarter 2020 were $44.7 million, which included $31.6 million of OTTI. Approximately half of our OTTI represented impairments on securities we intend to sell, to provide our investment managers flexibility to trade and optimize our investment portfolio in response to the COVID-19 pandemic. The remaining OTTI losses were credit-related impairment losses under the new credit loss accounting standard. The credit impairments were the result of increased default risk reflected in the significant widening of credit spreads, partially offset by a significant decline in benchmark risk-free rates. In addition, unrealized losses on our equity securities portfolio increased $27.2 million compared to First Quarter 2019, due to the financial disruption caused by the COVID-19 pandemic.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter Ended March 31,
($ in millions)	2020	2019
Federal income tax expense	$0.8	12.3
Effective tax rate	4.8%	16.8

During First Quarter 2020, we recorded federal income taxes based on our actual effective tax rate during the quarter instead of an estimate of our full-year effective tax rate. This approach gives consideration to the anticipated volatility in certain components of our net income. Estimating these components is challenging given the uncertainty around the future impact of the COVID-19-related governmental directives and their impact on the financial markets and potential volatility.

Our effective tax rate during First Quarter 2020 was 4.8%, down from 16.8% in the comparable prior year period. This decrease was driven by net realized and unrealized losses of $44.7 million, pre-tax, which provided a significant offset to the other components of pre-tax net income and reduced the effective tax rate. For further discussion on the effective tax rate, see Note 14. "Federal Income Taxes" in Item 1. "Financial Statements." of this Form 10-Q.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. Overall, our primary focus has been increasing liquidity at both the Insurance Subsidiaries and the Parent. Through the COVID-19-related financial market disruption, we adopted a more defensive posture. We initially stopped reinvesting principal and interest from the fixed income portfolio to increase our liquidity and marginally reduce risk. Given our decision to initially suspend reinvestment activities, coupled with additional short-term borrowings in First Quarter 2020 of $302 million, our short-term investments and cash totaled $527 million at March 31, 2020, compared to $283 million as of December 31, 2019.

We increased our liquidity to reduce the likelihood of becoming a forced seller of invested assets to fund operations if there is a significant slowdown in premium payments as a result of the COVID-19 pandemic.  The cost of the excess liquidity is about $0.1 million per month, and represents the additional interest expense on our short-term borrowings, net of the interest income we generate on the government and prime money market funds in which we have invested the proceeds.

In First Quarter 2020, we did not experience a meaningful decrease in daily cash collections. Given our geographic footprint and focus on small-to-medium size business, we expect many of our customers to have significant disruptions to their businesses. This will result in potential premium collection issues as a result of recent insurance regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states. The ultimate depth and duration of the economic slowdown, combined with the impact of the federal fiscal stimulus packages, and whether or not a business is considered essential or non-essential, will in part determine whether our customers' businesses are temporarily or permanently impaired. We continue to monitor our cash positions daily to ensure we remain well positioned from a liquidity perspective.

In addition, we continue to monitor closely market activity and the impact on our investment portfolio. Credit markets stabilized in late-March in response to the Federal Reserve Board’s actions, and conditions have continued to improve during the start of the second quarter of 2020. There have been a record level of new fixed income security issuances, and because of that activity and our strong liquidity position, starting in late-March we permitted our core fixed income security portfolio managers to begin reinvesting the interest and proceeds of maturities of fixed income securities into highly liquid and high credit quality securities.

The following discussion provides further details about the Company's financial condition, liquidity, and capital resources.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We maintain liquidity at the parent primarily through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners,
(ii) high-quality, highly-liquid government and corporate fixed income securities; and (iii) a cash balance. In the aggregate, cash and investments at the Parent amounted to $337 million at March 31, 2020 and $278 million at December 31, 2019, with the increase principally due to $50 million in proceeds from a short-term borrowing under our Line of Credit.

The level of liquidity at the Parent may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other liquidity needs of the Parent, Parent borrowings, and asset allocation investment decisions. Our target is to maintain liquidity at the Parent of at least two times its expected annual needs, which is currently estimated at approximately $160 million.

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

Insurance Subsidiary Dividends
We currently anticipate that the Insurance Subsidiaries may pay $140 million in total dividends to the Parent in 2020, a $30 million increase from $110 million paid in 2019, of which $35 million was paid during First Quarter 2020. As of December 31, 2019, our allowable ordinary maximum dividend was $267 million for 2020.

Any dividends to the Parent are subject to the approval and/or review of the insurance regulators in the respective Insurance Subsidiaries' domiciliary states and are generally payable only from earned surplus as reported in the statutory annual statements of those subsidiaries as of the preceding December 31. Although past dividends have historically been met with regulatory approval, there is no assurance that future dividends that may be declared will be approved. For additional information regarding dividend restrictions, refer to Note 20. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.
In addition to regulatory restrictions on the availability of dividends that our Insurance subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent's total assets would be less than its total liabilities. The Parent's ability to pay dividends to shareholders also are impacted by covenants in the Line of Credit that obligate it to, among other things, maintain a minimum consolidated net worth and maximum ratio of consolidated debt to total capitalization.

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

Line of Credit
On December 20, 2019, the Parent entered into a Line of Credit among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. On March 24, 2020, to bolster liquidity, the Parent borrowed $50 million under the Line of Credit for a six month term at an interest rate of approximately 2.25%.

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2019 Annual Report. We met all covenants under our Line of Credit agreement as of March 31, 2020.

Several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank, which provides those subsidiaries with additional access to liquidity. Membership is as follows:

Branch	Insurance Subsidiary Member
FHLBI	Selective Insurance Company of South Carolina ("SICSC")[1] Selective Insurance Company of the Southeast ("SICSE")[1]
FHLBNY	Selective Insurance Company of America ("SICA") Selective Insurance Company of New York ("SICNY")
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. We have a remaining capacity of $62.1 million for Federal Home Loan Bank borrowings, with a $2.8 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
We significantly increased our short-term debt during First Quarter 2020 amid the COVID-19 pandemic, which has been followed by a period of extreme volatility and uncertainty in the financial markets. As was noted above, the $302 million of proceeds from these borrowings, including the $50 million borrowing from the Line of Credit, were invested in high-quality money market funds. For further information regarding these borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both March 31, 2020 and December 31, 2019. The remaining capacity under these intercompany loan agreements was $89.4 million as of both March 31, 2020 and December 31, 2019.

Capital Market Activities
The Parent had no private or public issuances of stock during First Quarter 2020.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On May 5, 2020, our Board of Directors declared, for stockholders of record as of May 18, 2020, a $0.23 per share dividend to be paid on June 1, 2020.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Excluding the short-term borrowings described above, our next two principal repayments each in the amount of $25 million, are due in 2021, and the next principal payment is due in 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2020, we had GAAP stockholders' equity of $2.1 billion and statutory surplus of $1.9 billion. With total debt of $852.6 million and long-term debt of $550.6 million at March 31, 2020, our debt-to-capital ratio was 28.9% and our long-term debt-to-capital ratio was 20.8%.

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

Book value per share decreased to $35.11 as of March 31, 2020, from $36.91 as of December 31, 2019, driven by $1.75 in unrealized losses on our fixed income securities portfolio and $0.23 in dividends to our shareholders, partially offset by $0.25 in net income per share.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2019 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A	Positive
Moody's Investor Services ("Moody's")	A2	Stable
Fitch	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

On April 10, 2020, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this action, Fitch cited our strong capitalization and financial performance and our stable underwriting results and return metrics that have remained favorable compared to our peers. Fitch's review included its current assessment of COVID-19-related issues, including (i) economic impact under a set of ratings assumptions related to interest rate levels, (ii) declines in the market values of stocks, bonds, derivatives and other capital market instruments typically owned or traded by insurance companies, (iii) market liquidity, and (iv) the magnitude of potential related claim/benefit exposures.

Off-Balance Sheet Arrangements
At March 31, 2020, and December 31, 2019, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2019. The following table provides future cash payments on our notes payable as of March 31, 2020, including $302 million of short-term borrowings in First Quarter 2020, which are discussed in Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$862.0	302.0	50.0	—	510.0
Interest on debt obligations	644.4	30.7	56.9	56.6	500.2
Total	$1,506.4	332.7	106.9	56.6	1,010.2

At March 31, 2020, we also had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$227.8	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	31.6	2030
Non-publicly traded common stock within our equity portfolio	2.4	2021
CMLs	2.9	Less than a year
Privately-placed corporate securities	$2.0	Less than a year
Total	$266.7

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. For additional details on transactions with related parties, see Note 16. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" as set forth in our 2019 Annual Report remains applicable, please refer to the following additional information regarding credit, liquidity, and equity price risk as of March 31, 2020.

Credit Risk
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. With 8.4% of portfolio allocated to risk assets at March 31, 2020, we are underweight our longer-term risk asset allocation target of 12%. Our fixed income securities and short-term investment portfolios have an average credit quality of "AA-." Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads since December 31, 2019, we expect to modestly increase our allocation to risk assets during the course of 2020, subject to market conditions.

Details on the credit quality of our invested assets are provided below:

March 31, 2020							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$518	$518	7.6%	1.0%	0.0	0.0	$494	$23	$—	$—	$1	$—

Fixed income securities:
U.S. government obligations	134	142	2.1	1.1	3.9	4.4	142	—	—	—	—	—
Foreign government obligations	13	13	0.2	4.0	3.6	4.2	—	1	4	8	—	—
State and municipal obligations	1,151	1,202	17.6	1.8	5.3	5.4	216	622	306	58	—	—
Corporate securities	1,927	1,927	28.2	4.1	4.0	5.5	14	89	803	837	184	—
Mortgage-backed securities:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,287	1,353	19.8	1.3	2.0	3.3	1,353	—	—	—	—	—
Non-agency RMBS	80	77	1.1	5.6	1.4	3.6	32	7	33	—	5	—
Total RMBS	1,367	1,430	20.9	1.6	2.0	3.3	1,385	7	33	—	5	—
Commercial mortgage-backed securities ("CMBS")	517	531	7.8	3.2	5.0	6.5	478	22	23	8	—	—
Total mortgage-backed securities	1,884	1,961	28.7	2.0	2.8	4.2	1,863	29	56	8	5	—
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"):
Auto	45	45	0.7	3.8	2.5	2.4	36	5	4	—	—	—
Aircraft	57	42	0.6	13.3	3.3	4.2	—	2	40	—	—	—
CLOs	512	469	6.8	5.5	1.1	4.7	287	111	26	35	9	1
Credit cards	19	19	0.3	1.7	1.9	2.2	19	—	—	—	—	—
Other ABS	156	147	2.2	5.8	2.4	5.2	23	2	90	25	7	—
Total CLOs and Other ABS	789	722	10.5	5.8	1.6	4.5	365	120	160	60	16	1
Total securitized assets	2,673	2,683	39.2	3.0	2.5	4.3	2,228	149	216	68	21	1
Total fixed income securities and short-term investments	6,416	6,485	94.8	2.9	3.3	4.5	3,094	884	1,329	971	206	1
Total fixed income securities and short-term investments by credit rating percentage							47.7%	13.6%	20.5%	15.0%	3.2%	—%
Commercial mortgage loans	14	14	0.2	3.7	7.5	4.7	—	—	12	2	—	—
Equity securities:
Common stock[1]	114	98	1.4	0.8	—	—	—	—	—	—	—	98
Preferred stock	2	2	—	5.4	—	—	—	—	—	—	2	—
Total equity securities	116	100	1.4	0.9	—	—	—	—	—	—	2	98
Other investments:
Alternative investments:
Private equity	132	132	1.9	—	—	—	—	—	—	—	—	132
Private credit	47	47	0.7	—	—	—	—	—	—	—	—	47
Real assets	23	23	0.3	—	—	—	—	—	—	—	—	23
Total alternative investments	202	202	2.9	—	—	—	—	—	—	—	—	202
Other investments	43	43	0.7	—	—	—	—	—	—	—	—	43
Total other investments	245	245	3.6	—	—	—	—	—	—	—	—	245
Total invested assets	$6,791	$6,844	100	—	—	—	$3,094	$884	$1,341	$973	$208	$344
(1)Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.

Equity Price Risk
Our other investment portfolio represented approximately 4% of total invested assets as of March 31, 2020, and primarily includes alternative investments in limited partnerships. We account for these investments under the equity method, and they typically report income on a one-quarter lag. In the second quarter of 2020, we expect to record after-tax net investment losses of between $15 million and $20 million from our private equity, private credit, and real asset limited partnership investments in our alternative investments portfolio due to an expected reduction in the underlying investment valuations resulting from the COVID-19-related financial disruption in First Quarter 2020. However, while these are our current estimates, our second quarter net investment income will reflect the actual decrease reported by these alternative investments as of March 31, 2020. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

Liquidity Risk
Overall, our primary focus during the COVID-19 crisis has been on increasing liquidity at the holding company and operating subsidiary levels. We had initially stopped reinvesting interest and proceeds from maturities from our fixed income securities portfolio to bolster liquidity and reduce risk organically at the margin. However, credit markets stabilized in late March in response to targeted actions taken by the Federal Reserve Board, and there was a record level of new issuances in the marketplace. Given that activity and our strong liquidity position, which was aided by the short-term borrowings discussed in the "Indebtedness" section below, we have permitted our core fixed income securities managers to reinvest the interest and proceeds from maturities from fixed income securities into highly liquid and high credit quality securities.

We ended the quarter with strong liquidity with short-term investments and cash of $527.0 million, which provides us significant financial flexibility should we see a slowdown in premium collections, or an acceleration of payments, including commissions and loss payments. Additionally, our investment portfolio remains highly-liquid as illustrated in the table below:

	March 31, 2020	December 31, 2019
Asset Category	Percentage of Invested Assets	Percentage of Invested Assets
Highly-liquid assets	74%	74%
Generally liquid assets, may become less liquid with market stress[1]	22	22
Generally illiquid assets[2]	4	4
Total	100%	100%
1These exposures are concentrated within CMBS, CLO and other ABS.
2These exposures include our alternative investments and other non-traded securities.

Indebtedness
Our long-term debt balance did not materially change from December 31, 2019. However, as mentioned above, we significantly increased our short-term debt during the First Quarter 2020 in response to the COVID-19 pandemic, with the primary objective of increasing liquidity and operating flexibility in the short- to medium-term. The proceeds from the borrowings detailed in the table below, which were outstanding as of March 31, 2020, were invested in high-quality money market funds.

		March 31, 2020
($ in thousands)	Date of Maturity	Carrying Amount	Fair Value
Financial liabilities
Short-term debt
0.78% Borrowings from FHLBNY	9/14/2020	$100,000	100,096
0.68% Borrowings from FHLBNY	9/18/2020	85,000	85,039
0.58% Borrowings from FHLBI	12/14/2020	67,000	67,006
2.244% Borrowings from Bank of Montreal "Line of Credit"[1]	9/24/2020	50,000	—
Total short-term debt		302,000	252,141
1Total short-term debt includes our $50 million Line of Credit borrowing. As there is no scheduled or definitive repayment plan for this borrowing as of March 31, 2020, the fair value cannot be calculated.

Refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report for additional information on our long-term borrowings and Note 5. "Indebtedness" in Part 1. "Financial Information" of this Form 10-Q for additional information regarding our short-term borrowing activity.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act; and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure.

Except for internal controls over financial reporting related to the implementation of ASU 2016-13, Financial Instruments - Credit Losses, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management tested the design and operating effectiveness of internal controls over financial reporting related to the new processes regarding our allowances for credit losses and concluded they were effective.

We have not experienced any material impact to our internal control environment over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 current events to minimize the impact these events may have on our internal controls and their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2020, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 14. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors” below in Part II. “Other Information.”

ITEM 1A. RISK FACTORS.

There are certain risk factors that can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions that we might take in executing our long-term capital strategy, including without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. Our risk factors disclosed in Item 1A. “Risk Factors.” in our 2019 Annual Report remain accurate with the following addition:

Governmental actions to contain or delay the spread of the COVID-19 pandemic since early March 2020 have disrupted ordinary business commerce and impacted financial markets. These governmental actions, for which we cannot predict the extent, duration, and possible alteration based on future COVID-19-related developments, could materially and adversely affect our results of operations, financial position, and liquidity.

Governmental (international, federal, state, and local) actions to contain or delay the spread of the COVID-19 pandemic have resulted in directives requiring social distancing, operational alteration, or temporary closure of most non-essential businesses to limit public access, and the “sheltering-in-place” of everyone other than essential workers in many instances. These actions have generally:

•	Negatively impacted the global and United States domestic economies, with some sectors such as travel and leisure, retail, energy, and real estate more significantly affected than others;

•	Increased unemployment;

•
Increased international, federal, state, and local governmental budget deficits, which has led to adverse rating actions against certain governmental units and increased the general risk of governmental debt default that could impact the value of related fixed income securities;

•	Induced significant volatility in financial markets;

•	Decreased valuations in markets for equity, fixed income, and alternative investments;

•	Impacted individual income and business revenue, and increased the number of individuals and businesses experiencing financial distress with the potential for insolvency;

•	Decreased premium collections, late payment fees, and reinstatement fees;

•
Generated other state and federal legislative or executive branch proposals to (i) require insurance policies to retroactively cover COVID-19-related losses that were expressly excluded under the terms of some property insurance policies, and (ii) presume that COVID-19 is a work-related illness for certain employees under workers compensation policies;

•
Generated state insurance department bulletins or orders requesting or mandating premium credits and rebates on certain insurance policies that may exceed actual COVID-19-related frequency experience decreases;

•	Disrupted regular commerce, supply chains, and travel;

•	Increased expense management focus by individuals and all-sized businesses;

•	Increased the demand for and/or limited the availability of medical resources; and

•	Increased e-commerce, video, phone, and other methods of remote trade and business transaction.

The economic impacts of the COVID-19-related governmental actions may impact our revenue, loss and loss expense, liquidity, or regulatory capital and surplus, and operations, particularly as these relate, without limitation, to the following:

Impact on Our Insurance Operations

•
Because our general liability and workers compensation policies provide for premium audit, we must estimate the amount of return premium that we may owe policyholders for revenues and payrolls lowered due to the extent and duration of the COVID-19-related governmental directives and any related economic contraction. Such return premiums could be significant and will impact our underwriting results.

•
To help our customers maintain insurance coverages, we are offering - sometimes in collaboration with or at the direction of our regulators - individualized payment flexibility and suspension of policy cancellations, late payment notices, and late or reinstatement fees. Customers afforded this treatment have until the later of May 31, 2020 or the end of the grace period established by the customers’ home state insurance commissioner.

•
In the second quarter of 2020, we are offering a credit equal to 15% of insureds’ premiums for commercial automobile and personal automobile lines of insurance for April and May. This two-month premium-based credit was based on a limited amount of claim's reporting data about the impact of the COVID-19-related governmental directives on miles driven, which has reduced claims frequencies. We do not have traditional actuarial analysis to support these credits. The actual impact of the COVID-19-related governmental actions will not be fully known until some point in the future. Should the various governmental directives be extended beyond May 31, 2020, it is possible that we will give further premium credit to our customers to the extent supported by further data. Based on the continued COVID-19-related economic impact, it is possible that state insurance commissioners may take other regulatory actions requiring premium-based credit in lines other than commercial and personal automobile, and we face the risk that we may be required to return more premium than is warranted by our filed rating plans and actual loss experience.

•
All of our commercial property and businessowners policies require direct physical loss of or damage to insured property by a covered cause of loss. Whether COVID-19-related contamination, the existence of a pandemic, and/or the resulting government shutdown orders cause physical loss of or damage to property is already the subject of much debate and litigation. We cannot predict the outcome of that litigation. It also is our practice to attach to all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We offer some limited coverages that could apply in COVID-19-related claims and circumstances, primarily tied to clean-up and food-contamination that are subject to sub-limits. Approximately 95% of our commercial property and businessowners policies include the very specific and regulatory approved virus exclusion.

•
There currently are various public policy debates and legislative proposals at both the federal and state levels that would impose liability (including retroactively) for COVID-19-related business interruption losses on policies that do not provide such coverage terms. We cannot predict the outcome of such proposals, which may be influenced by media attention on and lobbying efforts by property and casualty insurance policyholders whose policies do not provide coverage for business interruption losses connected with the COVID-19-related governmental directives. We are aware of meritorious arguments that such proposals, if enacted, would be unconstitutional and impair future commercial activity. Nonetheless, if such proposals were enacted and upheld as constitutional, they would have a material impact on our profitability, liquidity and overall financial condition.

•
Limited availability of medical resources could result in medical inflation and complicate, delay and/or extend medical treatment that could impact exposure on workers’ compensation, general liability, and personal and commercial automobile claims.

•
We may have increased workers’ compensation loss and loss expenses if policyholder employees in high-risk roles with essential businesses contracted COVID-19 in the workplace. We may experience higher frequency in workers’ compensation claims, particularly if any of the various state legislative or executive order proposals are enacted to create presumptions that the contraction of COVID-19 by an essential industry employee who interacted with the public is work-related. We may also see an extension of workers' compensation benefits if employees do not have jobs to which they can return.

•	We may also experience elevated loss frequency and severity in our liability coverages from efforts by the plaintiff’s bar to generate COVID-19-related claim activity that impacts our policyholders.

•
Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures, such as arson and fraud.

•
Due to the COVID-19-related governmental orders, we may experience delayed reporting of losses, settlement negotiations, and trial of disputed claims that may disrupt our normal claims resolution trends.

•
Service levels could deteriorate if significant numbers of our remote employees or key business partners are unable to work effectively while sheltering-in-place. Examples of potential work impacts include local Internet disruption that prevents access to our virtual private network, widespread employee contraction of the COVID-19 illness, other governmental directives, or similar unavoidable events. Because our employees are working remotely, it also is possible that we will be subject to increased cybersecurity attacks from bad actors.

Impact on our Investment Operations

•	The significant equity and debt financial market volatility from the COVID-19 pandemic and the related governmental orders may impact our net investment income due to the following:

•	Financial market volatility is reflected in our alternative investment portfolio performance;

•	Increased spreads on fixed income securities may create mark-to-market investment valuation losses and reduce unrealized capital gains, which will impact GAAP equity;

•
OTTI losses may increase due to securities we intend to sell, as we give our third-party investment managers flexibility to take advantage of the spread widening in fixed income securities, particularly in asset classes more significantly impacted by COVID-19-related governmental directives and to which the Federal Reserve Board is providing liquidity and structural support; and

•	Inflation related to COVID-19 issues could be higher or lower than our expectations and impact our investment returns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2020:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
January 1 – 31, 2020	16	$66.25	—	—
February 1 - 29, 2020	101,544	68.07	—	—
March 1 - 31, 2020	259	55.78	—	—
Total	101,819	$68.04	—	—
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.

ITEM 6. EXHIBITS.

Exhibit No.
*4.1	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
*10.1+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective as of January 1, 2005.
10.2+
Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 2, 2020, File No. 001-33067).

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
*101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	May 6, 2020	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	May 6, 2020	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)