Form 10-Q
period 2020-06-30
SELECTIVE INSURANCE GROUP INC
filed 2020-07-31
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                              Yes ☐       No ☒
As of July 17, 2020, there were 59,812,099 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2020	December 31, 2019
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $20,727 – 2020; $21,975 – 2019)	$19,570	20,800
Less: allowance for credit losses	(28)	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	19,542	20,800

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $10,395 – 2020; amortized cost: $6,065,554 – 2020 and $5,879,986 – 2019)	6,358,156	6,095,620

Commercial mortgage loans - at carrying value (fair value: $17,949 – 2020)	17,880	—
Less: allowance for credit losses	(217)	—
Commercial mortgage loans, net of allowance for credit losses	17,663	—

Equity securities – at fair value (cost: $144,617 – 2020; $72,061 – 2019)	134,058	72,937
Short-term investments (at cost which approximates fair value)	370,390	282,490
Other investments	230,520	216,807
Total investments (Note 4 and 6)	7,130,329	6,688,654
Cash	666	300
Restricted cash	4,971	7,675
Interest and dividends due or accrued	45,793	44,846

Premiums receivable	887,938	830,301
Less: allowance for credit losses (Note 7)	(21,000)	(6,400)
Premiums receivable, net of allowance for credit losses	866,938	823,901

Reinsurance recoverable	587,127	577,635
Less: allowance for credit losses (Note 8)	(2,396)	(4,400)
Reinsurance recoverable, net of allowance for credit losses	584,731	573,235

Prepaid reinsurance premiums	169,761	166,705
Deferred federal income tax	—	6,776
Property and equipment – at cost, net of accumulated depreciation and amortization of: $237,021 – 2020; $227,566 – 2019	78,771	77,409
Deferred policy acquisition costs	285,455	271,186
Goodwill	7,849	7,849
Other assets	130,698	128,614
Total assets	$9,305,962	8,797,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$4,176,906	4,067,163
Unearned premiums	1,615,928	1,523,167
Short-term debt (Note 5)	252,000	—
Long-term debt (Note 5)	550,588	550,597
Current federal income tax	10,550	2,987
Deferred federal income tax	13,065	—
Accrued salaries and benefits	82,671	126,753
Other liabilities	305,579	331,547
Total liabilities	$7,007,287	6,602,214

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,937,634 – 2020; 103,484,159 – 2019	207,875	206,968
Additional paid-in capital	435,019	418,521
Retained earnings	2,103,629	2,080,529
Accumulated other comprehensive income (Note 12)	151,966	81,750
Treasury stock – at cost (shares: 44,125,892 – 2020; 44,023,006 – 2019)	(599,814)	(592,832)
Total stockholders’ equity	$2,298,675	2,194,936
Commitments and contingencies
Total liabilities and stockholders’ equity	$9,305,962	8,797,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Net premiums earned	$630,671	642,619	1,282,374	1,275,192
Net investment income earned	34,444	58,505	90,411	109,123
Net realized and unrealized gains (losses):
Net realized investment gains on disposals	2,615	2,883	6,715	6,327
Unrealized gains (losses) on equity securities	5,701	2,115	(11,436)	12,226
Other-than-temporary impairment benefit (expense)	4,333	(971)	(27,296)	(1,075)
Total net realized and unrealized gains (losses)	12,649	4,027	(32,017)	17,478
Other income	4,683	3,053	6,508	5,373
Total revenues	682,447	708,204	1,347,276	1,407,166

Expenses:
Loss and loss expense incurred	403,949	380,984	804,273	767,563
Amortization of deferred policy acquisition costs	136,931	133,401	273,432	263,075
Other insurance expenses	84,601	86,662	179,947	171,741
Interest expense	7,928	7,366	15,529	18,892
Corporate expenses	6,345	9,566	15,405	21,976
Total expenses	639,754	617,979	1,288,586	1,243,247

Income before federal income tax	42,693	90,225	58,690	163,919

Federal income tax expense:
Current	(1,350)	17,958	8,536	30,539
Deferred	9,860	1	735	(234)
Total federal income tax expense	8,510	17,959	9,271	30,305

Net income	$34,183	72,266	49,419	133,614

Earnings per share:
Basic net income	$0.57	1.22	0.83	2.25

Diluted net income	$0.57	1.21	0.82	2.23

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income	$34,183	72,266	49,419	133,614

Other comprehensive income, net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	149,127	66,002	74,882	147,315
Non-credit portion of OTTI recognized in OCI	29,608	—	(22,050)	—
Amounts reclassified into net income:
Held-to-maturity securities	(25)	(17)	(5)	(24)
Net realized (gains) losses on disposals and intent-to-sell OTTI on AFS securities	(1,332)	(1,027)	7,616	(1,878)
Credit loss (benefit) expense recognized in OTTI	(3,890)	—	8,582	—
Total unrealized gains on investment securities	173,488	64,958	69,025	145,413

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	595	524	1,191	1,049
Total defined benefit pension and post-retirement plans	595	524	1,191	1,049
Other comprehensive income	174,083	65,482	70,216	146,462
Comprehensive income	$208,266	137,748	119,635	280,076

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2020	2019	2020	2019
Common stock:
Beginning of period	$207,665	206,451	206,968	205,697
Dividend reinvestment plan	16	11	30	22
Stock purchase and compensation plans	194	203	877	946
End of period	207,875	206,665	207,875	206,665

Additional paid-in capital:
Beginning of period	427,328	398,881	418,521	390,315
Dividend reinvestment plan	407	364	815	729
Stock purchase and compensation plans	7,284	8,137	15,683	16,338
End of period	435,019	407,382	435,019	407,382

Retained earnings:
Beginning of period, as previously reported	2,083,340	1,908,119	2,080,529	1,858,414
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	—	—	—	342
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax (Note 2)	—	—	1,435	—
Balance at beginning of period, as adjusted	2,083,340	1,908,119	2,081,964	1,858,756
Net income	34,183	72,266	49,419	133,614
Dividends to stockholders	(13,894)	(12,011)	(27,754)	(23,996)
End of period	2,103,629	1,968,374	2,103,629	1,968,374

Accumulated other comprehensive income (loss):
Beginning of period	(22,117)	3,024	81,750	(77,956)
Other comprehensive income (loss)	174,083	65,482	70,216	146,462
End of period	151,966	68,506	151,966	68,506

Treasury stock:
Beginning of period	(599,760)	(591,253)	(592,832)	(584,668)
Acquisition of treasury stock	(54)	(130)	(6,982)	(6,715)
End of period	(599,814)	(591,383)	(599,814)	(591,383)
Total stockholders’ equity	$2,298,675	2,059,544	2,298,675	2,059,544

Dividends declared per share to stockholders	$0.23	0.20	0.46	0.40

Common stock, shares outstanding:
Beginning of period	59,707,545	59,222,905	59,461,153	58,948,554
Dividend reinvestment plan	7,899	5,218	14,874	10,912
Stock purchase and compensation plan	97,365	101,650	438,601	473,278
Acquisition of treasury stock	(1,067)	(1,665)	(102,886)	(104,636)
End of period	59,811,742	59,328,108	59,811,742	59,328,108

Selective Insurance Group, Inc. also has authorized, but not issued, 5,000,000 shares of preferred stock, without par value, of which 300,000 shares have been designated Series A junior preferred stock, without par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2020	2019
Operating Activities
Net income	$49,419	133,614

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,634	28,327
Stock-based compensation expense	11,198	11,654
Undistributed losses (gains) of equity method investments	7,319	(4,934)
Distributions in excess of current year income of equity method investments	8,488	2,157
Net realized and unrealized losses (gains)	32,017	(17,478)
Loss on disposal of fixed assets	17	—

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	101,151	105,082
Increase in unearned premiums, net of prepaid reinsurance	89,705	99,152
Decrease in net federal income taxes	8,340	1,698
Increase in premiums receivable	(44,095)	(107,190)
Increase in deferred policy acquisition costs	(14,269)	(20,516)
Increase in interest and dividends due or accrued	(934)	(1,399)
Decrease in accrued salaries and benefits	(44,082)	(29,124)
Increase in other assets	(2,753)	(22,320)
Decrease in other liabilities	(33,770)	(13,583)
Net cash provided by operating activities	197,385	165,140

Investing Activities
Purchase of fixed income securities, available-for-sale	(961,803)	(891,241)
Purchase of commercial mortgage loans	(17,934)	—
Purchase of equity securities	(73,879)	(24,699)
Purchase of other investments	(39,400)	(25,822)
Purchase of short-term investments	(3,368,828)	(3,258,852)
Sale of fixed income securities, available-for-sale	302,342	372,159
Proceeds from commercial mortgage loans	54	—
Sale of short-term investments	3,278,106	3,291,878
Redemption and maturities of fixed income securities, held-to-maturity	1,200	4,643
Redemption and maturities of fixed income securities, available-for-sale	461,527	236,705
Sale of equity securities	1,320	30,094
Sale of other investments	53	12,609
Distributions from other investments	7,349	14,489
Purchase of property and equipment	(12,634)	(16,985)
Net cash used in investing activities	(422,527)	(255,022)

Financing Activities
Dividends to stockholders	(26,631)	(22,940)
Acquisition of treasury stock	(6,982)	(6,715)
Net proceeds from stock purchase and compensation plans	4,731	5,100
Proceeds from borrowings	387,000	340,757
Repayments of borrowings	(135,000)	(235,000)
Repayments of finance lease obligations	(314)	(596)
Net cash provided by financing activities	222,804	80,606
Net decrease in cash and restricted cash	(2,338)	(9,276)
Cash and restricted cash, beginning of year	7,975	16,919
Cash and restricted cash, end of period	$5,637	7,643

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2020 (“Second Quarter 2020”) and June 30, 2019 (“Second Quarter 2019”) and the six-month periods ended June 30, 2020 ("Six Months 2020") and June 30, 2019 ("Six Months 2019"). These Financial Statements do not include all of the information and disclosures required by GAAP and the SEC for audited annual financial statements. Results of operations for any interim period are not necessarily indicative of results for a full year. Consequently, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC.

(b) Accounting Policies
There have been no material changes from the accounting policies disclosed in Note 2. "Summary of Significant Accounting Policies" in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report other than those associated with our adoption of ASU 2016-13, Financial Instruments - Credit Losses ("CECL") in the first quarter of 2020 and our recent investment allocation to commercial mortgage loans ("CMLs"). The pertinent additions and changes to our accounting policies are centered around the following items: (i) Investments; (ii) Allowance for Uncollectible Premiums Receivable; and (iii) Allowance for Uncollectible Reinsurance Recoverable.

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

The allowance for credit losses are recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet, and are charged to earnings as credit loss expense, which is a component of "Other-than-temporary impairment benefit (expense)" within "Net realized and unrealized gains (losses)" on our Consolidated Statements of Income. The income statement treatment is consistent with how we accounted for credit losses prior to the adoption of CECL. However, subsequent changes in the expected cash flows associated with a future period's updated DCF analysis are recorded as an increase to (or reversal of) credit loss expense with the offset recorded to the allowance. We charge write-offs against the allowance when either: (i) we determine the recovery of amortized cost to be uncollectible based on our evaluation of the financial condition of the issuer; (ii) we have the intent, or requirement, to sell a security for which an allowance for credit losses was previously established; and (iii) we sold a security for which an allowance for credit losses was previously established.

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

Commercial Mortgage Loans
Beginning in 2020, our investment portfolio contains an allocation to CMLs. As of June 30, 2020, CMLs accounted for less than 1% of our invested assets. CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through direct originations under a loan syndication arrangement or purchase CMLs in the marketplace. We record our investment in CMLs on the settlement date of the loan. Our CMLs are classified as held-for-investment and reported at amortized cost, net of the applicable allowance for credit losses, on our Consolidated Balance Sheet.

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

Expected credit losses on premiums receivable are charged to earnings as credit loss expense, which is a component of "Other insurance expenses" on our Consolidated Statements of Income with an offsetting allowance being recorded as a contra-asset reflected in the carrying value of the receivable. Subsequent changes in the allowance are recorded as an increase to (or reversal of) credit loss expense. We charge write-offs against the allowance when we determine the account to be uncollectible after considering information obtained from our collection efforts.

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

Expected credit losses on reinsurance recoverable balances are charged to earnings as credit loss expense, which is a component of “Loss and loss expense incurred” on our Consolidated Statements of Income with an offsetting allowance for the credit loss being recorded as a contra-asset reflected in the carrying value of the recoverable balance. Subsequent changes in the allowance are recorded as an increase to (or reversal of) credit loss expense. We charge write-offs against the allowance when we determine the recoverable balance to be uncollectible after considering information obtained from our efforts to collect amounts due or through a review of the financial condition of the reinsurer.

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

We adopted this guidance on January 1, 2020, applied a modified retrospective approach for the adoption, and recorded a net cumulative-effect adjustment to increase the opening balance of 2020 retained earnings by $1.4 million, after tax. As prescribed in ASU 2016-13, we did not adjust the amortized cost basis of any securities for which we had previously recorded OTTI. The cumulative-effect increase to retained earnings represents the net adjustment required to (i) establish valuation allowances on our held-to-maturity ("HTM") debt securities, and (ii) re-estimate valuation allowances on our premiums receivables and reinsurance recoverables under ASU 2016-13. See Note 1. "Basis of Presentation and Accounting Policies" of this Form 10-Q for accounting policy updates related to ASU 2016-13. Additionally, see Note 4. "Investments," Note 7. "Allowance for Uncollectible Premiums Receivable," and Note 8. "Reinsurance" of this Form 10-Q for additional information regarding credit losses related to the respective financial assets.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2020	2019
Cash paid during the period for:
Interest	$14,920	10,512
Federal income tax	—	28,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,443	3,994
Operating cash flows from financing leases	10	7
Financing cash flows from finance leases	314	596

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	18,224	25,104
Corporate actions related to fixed income securities, HTM[1]	2,596	—
Corporate actions related to equity securities[1]	890	—
Assets acquired under finance lease arrangements	119	814
Assets acquired under operating lease arrangements	4,358	12,881
Non-cash purchase of property and equipment	60	—

1Examples of such corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2020	December 31, 2019
Cash	$666	300
Restricted cash	4,971	7,675
Total cash and restricted cash shown in the Statements of Cash Flows	$5,637	7,975

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2020 and December 31, 2019 was as follows:

June 30, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$112,341	—	7,382	—	119,723
Foreign government	16,936	(28)	1,118	(104)	17,922
Obligations of states and political subdivisions	1,131,597	(17)	72,034	(200)	1,203,414
Corporate securities	2,131,707	(8,077)	142,677	(10,302)	2,256,005
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	853,470	(1,389)	11,946	(24,506)	839,521
Residential mortgage-backed securities ("RMBS")	1,254,472	(831)	65,745	(1,008)	1,318,378
Commercial mortgage-backed securities ("CMBS")	565,031	(53)	41,999	(3,784)	603,193
Total AFS fixed income securities	$6,065,554	(10,395)	342,901	(39,904)	6,358,156

December 31, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$112,680	3,506	—	116,186
Foreign government	18,011	533	(2)	18,542
Obligations of states and political subdivisions	1,168,185	62,175	(270)	1,230,090
Corporate securities	1,866,881	81,906	(1,310)	1,947,477
CLO and other ABS	790,517	7,929	(5,434)	793,012
RMBS	1,409,003	43,421	(455)	1,451,969
CMBS	514,709	23,902	(267)	538,344
Total AFS fixed income securities	$5,879,986	223,372	(7,738)	6,095,620

The following tables provide a rollforward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended June 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$21	—	7	—	—	28
Obligations of states and political subdivisions	29	15	(27)	—	—	17
Corporate securities	13,412	813	(5,686)	(395)	(67)	8,077
CLO and other ABS	1,565	27	(145)	(58)	—	1,389
RMBS	722	—	124	(15)	—	831
CMBS	38	8	7	—	—	53
Total AFS fixed income securities	$15,787	863	(5,720)	(468)	(67)	10,395

Six Months ended June 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$—	28	—	—	—	28
Obligations of states and political subdivisions	—	17	—	—	—	17
Corporate securities	—	8,539	—	(395)	(67)	8,077
CLO and other ABS	—	1,447	—	(58)	—	1,389
RMBS	—	846	—	(15)	—	831
CMBS	—	53	—	—	—	53
Total AFS fixed income securities	$—	10,930	—	(468)	(67)	10,395

During 2020, we did not experience any write-offs or recoveries of our AFS fixed income securities, nor did we purchase any assets with credit deterioration, therefore these items are not included in the table above.

As disclosed in Note 1. "Basis of Presentation and Accounting Policies," we do not evaluate accrued interest on our AFS securities for credit impairment as we write-off these balances in a timely manner. As of June 30, 2020, accrued interest on AFS securities amounted to $44.7 million and we did not record any write-offs of accrued interest during 2020.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

June 30, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	$1,673	(104)	—	—	1,673	(104)
Obligations of states and political subdivisions	9,141	(200)	—	—	9,141	(200)
Corporate securities	175,595	(9,852)	3,216	(450)	178,811	(10,302)
CLO and other ABS	373,896	(16,109)	142,759	(8,397)	516,655	(24,506)
RMBS	39,176	(975)	1,352	(33)	40,528	(1,008)
CMBS	86,573	(3,128)	11,739	(656)	98,312	(3,784)
Total AFS fixed income securities	$686,054	(30,368)	159,066	(9,536)	845,120	(39,904)

December 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	$1,416	(2)	—	—	1,416	(2)
Obligations of states and political subdivisions	35,838	(270)	—	—	35,838	(270)
Corporate securities	84,832	(480)	20,182	(830)	105,014	(1,310)
CLO and other ABS	205,191	(1,938)	204,385	(3,496)	409,576	(5,434)
RMBS	126,089	(425)	5,375	(30)	131,464	(455)
CMBS	62,893	(264)	828	(3)	63,721	(267)
Total AFS fixed income securities	$516,259	(3,379)	230,770	(4,359)	747,029	(7,738)

We do not currently intend to sell any of the securities in the tables above, nor is it likely we will be required to sell any of the securities in the table above. Considering these factors and our review of these securities under our methodology for analyzing OTTI, we have concluded that they are temporarily impaired as we believe: (i) they will mature at par value; (ii) they have not incurred a credit impairment; and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

The COVID-19-related governmental orders have caused uncertainty and volatility in the financial markets. While market conditions improved during Second Quarter 2020, gross unrealized losses on our AFS fixed income securities portfolio increased to $39.9 million at June 30, 2020, from $7.7 million at December 31, 2019. This increase was driven by widening credit spreads as a result of the uncertainty in the marketplace, and was partially offset by a significant decline in benchmark risk-free rates.

(c) Fixed income securities at June 30, 2020, are shown below by contractual maturity. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$315,316	440	448
Due after one year through five years	3,639,491	16,591	17,843
Due after five years through 10 years	2,053,058	2,511	2,436
Due after 10 years	350,291	—	—
Total fixed income securities	$6,358,156	19,542	20,727

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2020			December 31, 2019
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$126,780	111,284	238,064	118,352	93,138	211,490
Private credit	40,239	99,039	139,278	42,532	105,340	147,872
Real assets	21,178	19,384	40,562	23,256	20,741	43,997
Total alternative investments	188,197	229,707	417,904	184,140	219,219	403,359
Other securities	42,323	—	42,323	32,667	—	32,667
Total other investments	$230,520	229,707	460,227	216,807	219,219	436,026

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

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting. The last line of the table below reflects our share of the aggregate income or loss, which is the portion included in our Financial Statements. As the majority of these investments report results to us on a one-quarter lag, the summarized financial statement information for the three-month period ended March 31 is included in our Second Quarter results. This information is as follows:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2020	2019	2020	2019
Net investment (loss) income	$(3.1)	174.1	9.6	24.1
Realized (losses) gains	179.0	106.0	343.8	249.3
Net change in unrealized appreciation (depreciation)	(2,862.9)	2,223.7	(1,658.9)	2,778.0
Net income	$(2,687.0)	2,503.8	(1,305.5)	3,051.4
Insurance Subsidiaries’ alternative investments income	$(16.0)	7.3	(9.7)	7.9

As noted above, the majority of our alternative investments report their results to us on a one-quarter lag, and therefore the $16.0 million of losses in the table above for Second Quarter 2020 reflects the significant COVID-19-related financial market volatility that existed during the first quarter of 2020.

(e) Certain Insurance Subsidiaries have pledged certain AFS fixed income securities as collateral as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities deposited with various state and regulatory agencies at June 30, 2020, to comply with insurance laws. We retain all rights regarding all securities pledged as collateral. The following table summarizes the market value of these securities at June 30, 2020:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	23.3	23.3
Obligations of states and political subdivisions	—	—	4.1	4.1
Corporate securities	—	—	0.3	0.3
RMBS	130.0	224.0	—	354.0
CMBS	7.2	28.2	—	35.4
Total pledged as collateral	$137.2	252.2	27.7	417.1

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of June 30, 2020, or December 31, 2019.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Fixed income securities	$51,079	50,907	101,332	99,940
CMLs	156	—	218	—
Equity securities	2,023	1,740	3,575	3,380
Short-term investments	420	1,759	1,586	3,803
Other investments	(15,846)	7,494	(9,504)	8,154
Investment expenses	(3,388)	(3,395)	(6,796)	(6,154)
Net investment income earned	$34,444	58,505	90,411	109,123

As previously noted, the significant financial market volatility that existed during the first quarter of 2020 due to COVID-19 resulted in losses on the alternative investments within our other investments portfolio during Second Quarter 2020.

(h) The following table summarizes OTTI by asset type for the periods indicated:

	Quarter ended June 30,
	2020			2019
($ in thousands)	Credit Loss Expense (Benefit)	Other Impairment Expense	Recognized in Earnings	Recognized in Earnings
HTM fixed income securities:
Corporate securities	$(1)	—	(1)	—
Total HTM fixed income securities	(1)	—	(1)	—
AFS fixed income securities:
Foreign government	7	—	7	—
Obligations of states and political subdivisions	(12)	—	(12)	—
Corporate securities	(4,940)	500	(4,440)	774
CLO and other ABS	(118)	93	(25)	—
RMBS	125	20	145	—
CMBS	15	—	15	—
Total AFS fixed income securities	(4,923)	613	(4,310)	774
CMLs	(22)	—	(22)	—
Other Investments	—	—	—	197
Total OTTI (benefit) expense	$(4,946)	613	(4,333)	971

	Six Months ended June 30,
	2020			2019
($ in thousands)	Credit Loss Expense (Benefit)	Other Impairment Expense	Recognized in Earnings	Recognized in Earnings
HTM fixed income securities:
Corporate securities	$(1)	—	(1)	—
Total HTM fixed income securities	(1)	—	(1)	—
AFS fixed income securities:
U.S. government and government agencies	—	14	14	—
Foreign government	28	—	28	—
Obligations of states and political subdivisions	17	62	79	65
Corporate securities	8,472	12,103	20,575	774
CLO and other ABS	1,447	2,093	3,540	—
RMBS	847	91	938	—
CMBS	53	1,852	1,905	—
Total AFS fixed income securities	10,864	16,215	27,079	839
CMLs	218	—	218	—
Other Investments	—	—	—	236
Total OTTI expense	$11,081	16,215	27,296	1,075

OTTI amounted to $27.3 million in Six Months 2020 and included $16.2 million of impairments on securities we intend to sell to provide our investment managers flexibility to trade and optimize our investment portfolio in the COVID-19-related market volatility and uncertainty. The remainder of the OTTI in Six Months 2020 of $11.1 million related to our allowance for credit losses, and included a reduction in this allowance of approximately $4.9 million in Second Quarter 2020 reflecting the improvement in market conditions during the quarter as compared to March 31, 2020.

(i) Net realized and unrealized gains and losses (excluding OTTI) for Second Quarter 2020 and 2019 included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$2,300	2,061	6,576	3,204
CMLs	1	—	1	—
Equity securities	—	851	(3)	3,131
Short-term investments	314	1	146	15
Other investments	—	(30)	(5)	(23)
Net realized gains (losses) on the disposal of securities	2,615	2,883	6,715	6,327
OTTI benefit (expense)	4,333	(971)	(27,296)	(1,075)
Net realized gains (losses)	6,948	1,912	(20,581)	5,252
Unrealized gains (losses) recognized in income on equity securities	5,701	2,115	(11,436)	12,226
Total net realized and unrealized investment gains (losses)	$12,649	4,027	$(32,017)	17,478

During Second Quarter 2020, the $8.6 million increase in net realized and unrealized investment gains was primarily driven by the improvements in the allowance for credit losses on our AFS fixed income securities as discussed above.

For Six Months 2020, net realized and unrealized investment losses were $32.0 million, compared to net gains of $17.5 million for Six Months 2019. This fluctuation was driven by the increase in OTTI expense discussed above, coupled with the impact of unrealized losses on our equity securities portfolio in Six Months 2020 resulting from the COVID-19-related financial market disruption during the first six months of 2020.

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at June 30, 2020	$5,701	2,394	(11,439)	11,817
On securities sold in each respective period	—	(279)	3	409
Total unrealized (losses) gains recognized in income on equity securities	$5,701	2,115	(11,436)	12,226

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
HTM fixed income securities
Gains	$—	1	1	1
Losses	—	(15)	—	(15)
AFS fixed income securities
Gains	6,162	2,643	11,815	4,487
Losses	(3,862)	(568)	(5,240)	(1,269)
CMLs
Gains	1	—	1	—
Losses	—	—	—	—
Equity securities
Gains	—	958	—	3,238
Losses	—	(107)	(3)	(107)
Short-term investments
Gains	315	2	337	16
Losses	(1)	(1)	(191)	(1)
Other investments
Gains	—	—	—	7
Losses	—	(30)	(5)	(30)
Total net realized gains on disposals of securities	$2,615	2,883	6,715	6,327

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at June 30, 2020, and December 31, 2019:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2020		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	June 30, 2020	December 31, 2019
Description
Short-term
Issuance:
FHLBNY	3/12/2020	9/14/2020	0.78%	100,000	—	—	100,000	—
FHLBNY	3/18/2020	9/18/2020	0.68%	85,000	—	—	85,000	—
FHLBI	3/19/2020	12/14/2020	0.58%	67,000	—	—	67,000	—
Total short-term debt					—	—	252,000	—

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	337	510	99,153	99,125
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	175	88	49,737	49,725
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	3,039	5,802	291,159	291,010

Finance lease obligations							539	737
Total long-term debt					3,551	6,400	550,588	550,597

Total debt					3,551	6,400	802,588	550,597

Our long-term debt balance did not materially change from December 31, 2019. However, we increased our short-term debt by $302 million during the first quarter of 2020 as a contingency in light of the COVID-19-related volatility and uncertainty in the financial markets. With the exception of our $50 million line of credit borrowing, all of the short-term borrowings we made in the first quarter of 2020 remained outstanding as of June 30, 2020. The proceeds from these short-term borrowings were invested in high-quality money market funds, and for the most part, were made to increase liquidity and operating flexibility.

Our short-term borrowings through Six Months 2020 consisted of the following:

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

•	On March 24, 2020, the Parent borrowed $50 million on its line of credit issued by the Bank of Montreal at an interest rate of 2.244%. This borrowing was repaid on May 8, 2020.

We currently expect to extend all or a portion of the remaining short-term borrowings until December 2020 and repay them by year end. As of June 30, 2020, we were compliant with our required financial debt covenants under the line of credit.

For additional information on our indebtedness and debt covenants, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

NOTE 6. Fair Value Measurements
We primarily measure the financial assets in our investment portfolio at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Short-term debt:
0.78% Borrowings from FHLBNY	$100,000	100,085	—	—
0.68% Borrowings from FHLBNY	85,000	85,051	—	—
0.58% Borrowings from FHLBI	67,000	67,074	—	—
Total short-term debt	252,000	252,210	—	—

Long-term debt:
7.25% Senior Notes	49,912	65,004	49,910	66,365
6.70% Senior Notes	99,490	126,630	99,480	123,104
5.375% Senior Notes	294,198	345,700	294,157	357,025
1.61% borrowings from FHLBNY	25,000	25,306	25,000	24,901
1.56% borrowings from FHLBNY	25,000	25,314	25,000	24,875
3.03% borrowings from FHLBI	60,000	67,820	60,000	63,002
Subtotal long-term debt	553,600	655,774	553,547	659,272
Unamortized debt issuance costs	(3,551)		(3,687)
Finance lease obligations	539		737
Total long-term debt	$550,588		550,597

For more information about our short-term borrowings, refer to Note 5. "Indebtedness" above. For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2020, and December 31, 2019:

June 30, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$119,723	43,955	75,768	—
Foreign government	17,922	—	17,922	—
Obligations of states and political subdivisions	1,203,414	—	1,200,635	2,779
Corporate securities	2,256,005	—	2,233,652	22,353
CLO and other ABS	839,521	—	804,361	35,160
RMBS	1,318,378	—	1,318,378	—
CMBS	603,193	—	603,193	—
Total AFS fixed income securities	6,358,156	43,955	6,253,909	60,292
Equity securities:
Common stock[1]	132,441	92,090	—	—
Preferred stock	1,617	1,617	—	—
Total equity securities	134,058	93,707	—	—
Short-term investments	370,390	369,158	1,232	—
Total assets measured at fair value	$6,862,604	506,820	6,255,141	60,292

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,186	41,083	75,103	—
Foreign government	18,542	—	18,542	—
Obligations of states and political subdivisions	1,230,090	—	1,230,090	—
Corporate securities	1,947,477	—	1,930,426	17,051
CLO and other ABS	793,012	3,635	772,343	17,034
RMBS	1,451,969	—	1,451,969	—
CMBS	538,344	—	538,344	—
Total AFS fixed income securities	6,095,620	44,718	6,016,817	34,085
Equity securities:
Common stock[1]	69,900	32,145	—	—
Preferred stock	3,037	3,037	—	—
Total equity securities	72,937	35,182	—	—
Short-term investments	282,490	265,306	17,184	—
Total assets measured at fair value	$6,451,047	345,206	6,034,001	34,085

1Investments amounting to $40.4 million at June 30, 2020, and $37.8 million at December 31, 2019, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period disclosed above. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Six Months 2020 and Six Months 2019:

June 30, 2020
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	(111)	(1,770)	(367)	(2,248)
Net realized and unrealized (losses) gains	—	(384)	(349)	(733)
Net investment income earned	—	—	1	1
Purchases	—	3,002	9,690	12,692
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(138)	(1,032)	(1,170)
Transfers into Level 3	2,890	4,592	20,107	27,589
Transfers out of Level 3	—	—	(9,924)	(9,924)
Fair value, June 30, 2020	2,779	22,353	35,160	60,292

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(384)	(349)	(733)
Change in unrealized gains (losses) for the period included in other comprehensive income for assets held at period end	(111)	(1,770)	(367)	(2,248)

June 30, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(19)	(118)	(137)
Net investment income earned	—	244	244
Purchases	—	15,984	15,984
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(40)	(40)
Transfers into Level 3	16,419	13,603	30,022
Transfers out of Level 3	—	(19,662)	(19,662)
Fair value, June 30, 2019	16,400	17,420	33,820

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	—	—

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2020, and December 31, 2019:

June 30, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,892	—	4,892	—
Corporate securities	15,835	—	15,835	—
Total HTM fixed income securities	$20,727	—	20,727	—

CMLs	$17,949	—	3,792	14,157

Financial Liabilities
Short-term debt:
0.78% Borrowings from FHLBNY	$100,085	—	100,085	—
0.68% Borrowings from FHLBNY	85,051	—	85,051	—
0.58% Borrowings from FHLBI	67,074	—	67,074	—
Total short-term debt	$252,210	—	252,210	—

Long-term debt:
7.25% Senior Notes	$65,004	—	65,004	—
6.70% Senior Notes	126,630	—	126,630	—
5.375% Senior Notes	345,700	—	345,700	—
1.61% borrowings from FHLBNY	25,306	—	25,306	—
1.56% borrowings from FHLBNY	25,314	—	25,314	—
3.03% borrowings from FHLBI	67,820	—	67,820	—
Total long-term debt	$655,774	—	655,774	—

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,921	—	4,921	—
Corporate securities	17,054	—	17,054	—
Total HTM fixed income securities	$21,975	—	21,975	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,365	—	66,365	—
6.70% Senior Notes	123,104	—	123,104	—
5.375% Senior Notes	357,025	—	357,025	—
1.61% borrowings from FHLBNY	24,901	—	24,901	—
1.56% borrowings from FHLBNY	24,875	—	24,875	—
3.03% borrowings from FHLBI	63,002	—	63,002	—
Total long-term debt	$659,272	—	659,272	—

NOTE 7. Allowance for Uncollectible Premiums Receivable
The following table provides a rollforward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

($ in thousands)	Quarter ended June 30, 2020	Six Months ended June 30, 2020
Balance at beginning of period	$18,000	$6,400
Cumulative effect adjustment[1]	—	1,058
Balance at beginning of period, as adjusted	$18,000	$7,458
Current period provision for expected credit losses	4,597	15,792
Write-offs charged against the allowance for credit losses	(1,597)	(2,250)
Recoveries	—	—
Allowance for credit losses, end of period	$21,000	$21,000

1See Note 2. "Adoption of Accounting Pronouncements" above for additional information regarding our adoption of ASU 2016-13.

Based on an evaluation of the recoverability of our premiums receivable, in light of the billing accommodations we announced during the first quarter of 2020 and the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states, which will increase earned but uncollected premiums, we recognized an additional allowance for credit losses of $13.5 million in Six Months 2020, net of write-offs. The billing accommodations include individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees.

NOTE 8. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following table provides (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2020:

	June 30, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers[1]
A++	$21,644	$71	$21,715
A+	361,511	2,926	364,437
A	103,553	670	104,223
A-	2,045	—	2,045
B++	500	275	775
B+	10	—	10
Total rated reinsurers	$489,263	$3,942	$493,205

Non-rated reinsurers
Federal and state pools	88,531	—	88,531
Other than federal and state pools	5,359	32	5,391
Total non-rated reinsurers	$93,890	$32	$93,922

Total reinsurance recoverable, gross	$583,153	$3,974	$587,127
Less: allowance for credit losses[2]	(2,396)	—	(2,396)
Total reinsurance recoverable, net	$580,757	$3,974	$584,731
1Credit ratings as of June 30, 2020.
2Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

We evaluate our estimate of expected credit losses through the methodology outlined in Note 1. “Basis of Presentation and Accounting Policies” above.

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended June 30, 2020	Six Months ended June 30, 2020
Balance at beginning of period	$1,502	$4,400
Cumulative effect adjustment[1]	—	(2,903)
Balance at beginning of period, as adjusted	$1,502	$1,497
Current period provision for expected credit losses	894	899
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$2,396	$2,396
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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Premiums written:
Direct	$834,643	807,367	$1,581,074	1,573,761
Assumed	6,410	5,333	12,453	11,888
Ceded	(116,301)	(111,303)	(221,448)	(211,305)
Net	$724,752	701,397	$1,372,079	1,374,344
Premiums earned:
Direct	$733,647	740,348	$1,488,538	1,468,385
Assumed	6,055	5,742	12,228	12,304
Ceded	(109,031)	(103,471)	(218,392)	(205,497)
Net	$630,671	642,619	$1,282,374	1,275,192
Loss and loss expenses incurred:
Direct	$451,013	435,700	$876,808	860,357
Assumed	4,300	4,348	9,198	9,613
Ceded	(51,364)	(59,064)	(81,733)	(102,407)
Net	$403,949	380,984	$804,273	767,563

While direct premiums written increased in Second Quarter 2020 and Six Months 2020 compared to Second Quarter 2019 and Six Months 2019, respectively, Second Quarter 2020 was reduced by a $19.7 million premium credit to our personal and commercial automobile policyholders. Because of the unprecedented nature of the COVID-19-related governmental directives and the associated expected short-term favorable claims frequency impact, we obtained regulatory approval during April to provide this premium credit to our personal and commercial automobile customers. The premium credit to customers with in-force policies was equivalent to 15% of their April and May premiums.

Additionally, direct premiums written in Six Months 2020 was reduced by a $75 million return audit and mid-term endorsement premium accrual recorded during the first quarter of 2020. This accrual reflects a premium reduction due to lower sales and payroll exposures on the general liability and workers compensation lines of business resulting from the economic impacts of the COVID-19 pandemic.

The premium actions described above impacted direct premiums written and direct premiums earned. In addition, due to the lower exposures that drove the reduction in premium, there was a reduction in direct loss and loss expenses incurred. The reduction in direct loss and loss expenses incurred for the premium credit included a $13.3 million reduction in casualty lines and a $6.4 million reduction in non-catastrophe property losses. Direct loss and loss expenses were also impacted in Six Months 2020 by a $10.0 million incurred but not reported ("IBNR") reserve estimate recorded in the first quarter of 2020 for losses related to a small portion of our policies that include a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health.

COVID-19 Impact	Quarter ended June 30, 2020			Six Months ended June 30, 2020
($ in thousands)	Premium Audit	Premium Credit	Total	Premium Audit	Property IBNR	Premium Credit	Total
Direct premiums written	$—	(19,740)	(19,740)	$(75,000)	—	(19,740)	(94,740)
Direct premiums earned	(31,824)	(19,740)	(51,564)	(48,333)	—	(19,740)	(68,073)
Direct loss and loss expenses incurred	(18,198)	(19,740)	(37,938)	(28,073)	10,000	(19,740)	(37,813)

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, under which 100% of our flood premiums, losses, and loss expenses are ceded to the NFIP, are as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Ceded premiums written	$(74,187)	(71,574)	$(136,274)	(131,587)
Ceded premiums earned	(67,369)	(63,804)	(134,230)	(126,067)
Ceded loss and loss expenses incurred	(12,991)	(21,063)	(18,087)	(34,749)

NOTE 9. Reserve for Loss and Loss Expense
The table below provides a rollforward of reserve for loss and loss expense balances:

	Six Months ended June 30,
($ in thousands)	2020	2019
Gross reserve for loss and loss expense, at beginning of year	$4,067,163	3,893,868
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	547,066	537,388
Net reserve for loss and loss expense, at beginning of year	3,520,097	3,356,480
Incurred loss and loss expense for claims occurring in the:
Current year	825,201	783,938
Prior years	(20,928)	(16,375)
Total incurred loss and loss expense	804,273	767,563
Paid loss and loss expense for claims occurring in the:
Current year	221,422	210,374
Prior years	479,736	442,820
Total paid loss and loss expense	701,158	653,194
Net reserve for loss and loss expense, at end of period	3,623,212	3,470,849
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	553,694	556,203
Gross reserve for loss and loss expense at end of period	$4,176,906	4,027,052

1Includes an adjustment of $2.9 million related to our adoption of ASU 2016-13. Refer to Note 2. "Adoption of Accounting Pronouncements" for additional information.

Our current year incurred losses of $825.2 million were impacted by catastrophe losses that were $116.4 million in Six Months 2020, compared to $50.3 million in Six Months 2019. In addition, the current year incurred losses include an estimate of $10.0 million for COVID-19-related losses related to a small portion of our policies that include a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health. As of June 30, 2020, the $10.0 million remained as an IBNR reserve estimate. In most instances, COVID-19 does not cause a direct physical loss to property, and when combined with other policy wording requirements, we do not expect material business interruption losses from COVID-19. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We also attach a regulatory approved virus exclusion to all standard commercial lines property policies. This exclusion is also included within all of our standard businessowners policies.

Prior year reserve development in Six Months 2020 was favorable by $20.9 million, which included $25.0 million of casualty reserve development, partially offset by $4.1 million of unfavorable property reserve development. The favorable casualty reserve development included $25.0 million of development in our workers compensation lines of business and $10.0 million in our general liability line of business, partially offset by $10.0 million of unfavorable reserve development in our commercial automobile line of business.

Prior year reserve development in Six Months 2019 was favorable by $16.4 million, which was driven by casualty reserve development of $20.0 million in our workers compensation line of business and $7.0 million in our general liability line of business. This was partially offset by $10.6 million of unfavorable property reserve development.

NOTE 10. Segment Information
We evaluate the results of our four reportable segments as follows:

•
Our Standard Commercial Lines, Standard Personal Lines, and Excess & Surplus ("E&S") Lines are evaluated on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$138,535	136,338	288,225	267,524
Workers compensation	61,906	78,464	128,612	157,179
General liability	163,273	164,793	327,853	326,318
Commercial property	95,413	87,136	189,282	173,203
Businessowners policies	27,516	26,172	54,552	52,253
Bonds	9,210	8,967	18,849	17,871
Other	5,151	4,779	10,211	9,485
Miscellaneous income	4,195	2,718	5,586	4,762
Total Standard Commercial Lines revenue	505,199	509,367	1,023,170	1,008,595
Standard Personal Lines:
Net premiums earned:
Personal automobile	38,189	43,388	80,676	86,551
Homeowners	31,652	32,013	63,142	64,143
Other	1,792	1,712	3,943	3,726
Miscellaneous income	488	335	922	611
Total Standard Personal Lines revenue	72,121	77,448	148,683	155,031
E&S Lines:
Net premiums earned:
Casualty lines	42,722	44,756	86,794	89,284
Property lines	15,312	14,101	30,235	27,655
Miscellaneous income	—	—	—	—
Total E&S Lines revenue	58,034	58,857	117,029	116,939
Investments:
Net investment income	34,444	58,505	90,411	109,123
Net realized and unrealized investment gains (losses)	12,649	4,027	(32,017)	17,478
Total Investments revenue	47,093	62,532	58,394	126,601
Total revenues	$682,447	708,204	1,347,276	1,407,166

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Standard Commercial Lines:
Underwriting gain, before federal income tax	$16,730	37,143	33,856	62,958
Underwriting gain, after federal income tax	13,217	29,343	26,747	49,737
Combined ratio	96.7%	92.7	96.7	93.7
ROE contribution	2.4	5.9	2.4	5.2

Standard Personal Lines:
Underwriting (loss) gain, before federal income tax	$(6,325)	4,538	(5,938)	7,705
Underwriting (loss) gain, after federal income tax	(4,997)	3,585	(4,691)	6,087
Combined ratio	108.8%	94.1	104.0	95.0
ROE contribution	(0.9)	0.7	(0.4)	0.6

E&S Lines:
Underwriting (loss) gain, before federal income tax	$(532)	2,944	3,312	7,523
Underwriting (loss) gain, after federal income tax	(420)	2,326	2,616	5,943
Combined ratio	100.9%	95.0	97.2	93.6
ROE contribution	(0.1)	0.5	0.2	0.6

Investments:
Net investment income	$34,444	58,505	90,411	109,123
Net realized and unrealized investment gains (losses)	12,649	4,027	(32,017)	17,478
Total investment segment income, before federal income tax	47,093	62,532	58,394	126,601
Tax on investment segment income	8,558	11,729	9,662	23,849
Total investment segment income, after federal income tax	$38,535	50,803	48,732	102,752
ROE contribution of after-tax net investment income	5.2	9.6	6.6	9.2

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Underwriting gain
Standard Commercial Lines	$16,730	37,143	33,856	62,958
Standard Personal Lines	(6,325)	4,538	(5,938)	7,705
E&S Lines	(532)	2,944	3,312	7,523
Investment income	47,093	62,532	58,394	126,601
Total all segments	56,966	107,157	89,624	204,787
Interest expense	(7,928)	(7,366)	(15,529)	(18,892)
Corporate expenses	(6,345)	(9,566)	(15,405)	(21,976)
Income, before federal income tax	$42,693	90,225	58,690	163,919

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

The following tables provide information about the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Net Periodic Pension Cost (Benefit):
Interest cost	$2,828	3,376	5,656	6,753
Expected return on plan assets	(5,476)	(5,278)	(10,953)	(10,557)
Amortization of unrecognized net actuarial loss	704	643	1,408	1,287
Total net periodic pension cost (benefit)[1]	$(1,944)	(1,259)	(3,889)	(2,517)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30,
	2020	2019
Weighted-Average Expense Assumptions:
Discount rate	3.33%	4.46%
Effective interest rate for calculation of interest cost	2.95	4.12
Expected return on plan assets	5.80	6.50

NOTE 12. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2020 and 2019 were as follows:

Second Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$42,693	8,510	34,183
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	188,768	39,641	149,127
Non-credit portion of OTTI recognized in OCI	37,479	7,871	29,608
Amounts reclassified into net income:
HTM securities	(31)	(6)	(25)
Realized gains on disposals and intent-to-sell OTTI on AFS securities	(1,686)	(354)	(1,332)
Credit loss benefit recognized in OTTI	(4,924)	(1,034)	(3,890)
Total unrealized gains on investment securities	219,606	46,118	173,488
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	753	158	595
Total defined benefit pension and post-retirement plans	753	158	595
Other comprehensive income	220,359	46,276	174,083
Comprehensive income	$263,052	54,786	208,266

Second Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$90,225	17,959	72,266
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	83,546	17,544	66,002
Amounts reclassified into net income:
HTM securities	(21)	(4)	(17)
Realized gains on disposals and OTTI of AFS securities	(1,300)	(273)	(1,027)
Total unrealized gains on investment securities	82,225	17,267	64,958
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	664	140	524
Total defined benefit pension and post-retirement plans	664	140	524
Other comprehensive income	82,889	17,407	65,482
Comprehensive income	$173,114	35,366	137,748

Six Months 2020
($ in thousands)	Gross	Tax	Net
Net income	$58,690	9,271	49,419
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	94,787	19,905	74,882
Non-credit portion of OTTI recognized in OCI	(27,911)	(5,861)	(22,050)
Amounts reclassified into net income:
HTM securities	(6)	(1)	(5)
Realized losses on disposals and intent-to-sell OTTI on AFS securities	9,641	2,025	7,616
Credit loss expense recognized in OTTI	10,863	2,281	8,582
Total unrealized gains on investment securities	87,374	18,349	69,025
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,507	316	1,191
Total defined benefit pension and post-retirement plans	1,507	316	1,191
Other comprehensive income	88,881	18,665	70,216
Comprehensive income	$147,571	27,936	119,635

Six Months 2019
($ in thousands)	Gross	Tax	Net
Net income	$163,919	30,305	133,614
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	186,472	39,157	147,315
Amounts reclassified into net income:
HTM securities	(30)	(6)	(24)
Realized gains on disposals and OTTI of AFS securities	(2,377)	(499)	(1,878)
Total unrealized gains on investment securities	184,065	38,652	145,413
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,328	279	1,049
Total defined benefit pension and post-retirement plans	1,328	279	1,049
Other comprehensive income	185,393	38,931	146,462
Comprehensive income	$349,312	69,236	280,076

The balances and changes in each component of Accumulated other comprehensive income ("AOCI") (net of taxes) as of June 30, 2020, were as follows:

June 30, 2020					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2019	$(71)	25	170,439	170,393	(88,643)	81,750
OCI before reclassifications	(22,050)	—	74,882	52,832	—	52,832
Amounts reclassified from AOCI	8,582	(5)	7,616	16,193	1,191	17,384
Net current period OCI	(13,468)	(5)	82,498	69,025	1,191	70,216
Balance, June 30, 2020	$(13,539)	20	252,937	239,418	(87,452)	151,966

1Represents unrealized gains and losses on AFS securities with credit-related OTTI recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2020	2019	2020	2019
HTM related
Unrealized (gains) losses on HTM disposals	$—	(9)	1	(9)	Net realized and unrealized gains (losses)
Amortization of net unrealized gains on HTM securities	(31)	(12)	(7)	(21)	Net investment income earned
	(31)	(21)	(6)	(30)	Income before federal income tax
	6	4	1	6	Total federal income tax expense
	(25)	(17)	(5)	(24)	Net income
Net realized (gains) losses on disposals and intent-to-sell OTTI
Net realized (gains) losses on disposals and intent-to-sell OTTI	(1,686)	(1,300)	9,641	(2,377)	Net realized and unrealized gains (losses)
	(1,686)	(1,300)	9,641	(2,377)	Income before federal income tax
	354	273	(2,025)	499	Total federal income tax expense
	(1,332)	(1,027)	7,616	(1,878)	Net income
OTTI related
Credit loss (benefit) expense recognized in OTTI	(4,924)	—	10,863	—	Net realized and unrealized gains (losses)
	(4,924)	—	10,863	—	Income before federal income tax
	1,034	—	(2,281)	—	Total federal income tax expense
	(3,890)	—	8,582	—	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	162	145	324	290	Loss and loss expense incurred
	591	519	1,183	1,038	Other insurance expenses
Total defined benefit pension and post-retirement life	753	664	1,507	1,328	Income before federal income tax
	(158)	(140)	(316)	(279)	Total federal income tax expense
	595	524	1,191	1,049	Net income

Total reclassifications for the period	$(4,652)	(520)	17,384	(853)	Net income

NOTE 13. Litigation
As of June 30, 2020, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

All of our commercial property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss. Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is already the subject of much public debate and first-party coverage litigation against some insurers. We cannot predict the outcome of that litigation, which may interpret language similar or identical to what is in our insurance policies. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. That exclusion also may be the subject of first-party coverage litigation against some insurers. We cannot predict the outcome of that litigation, which may interpret language similar or identical to what is in our insurance policies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements about our intentions, beliefs, current expectations, and projections for our future operations and performance. Such statements are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements often are identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated in forward-looking statements include, without limitation, those discussed in Item 1A. “Risk Factors” in Part II. “Other Information” of this Form 10-Q. Our stated risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, such new risk factors may have on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements for any reason.

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

•
Financial Highlights of Results for the second quarters ended June 30, 2020 (“Second Quarter 2020”) and June 30, 2019 (“Second Quarter 2019”) and the six-month periods ended June 30, 2020 ("Six Months 2020") and June 30, 2019 ("Six Months 2019") ;

•	Results of Operations and Related Information by Segment;

•	Federal Income Taxes;

•	Financial Condition, Liquidity, and Capital Resources;

•	Ratings;

•	Off-Balance Sheet Arrangements; and

•	Contractual Obligations, Contingent Liabilities, and Commitments.

Current Events: Coronavirus ("COVID-19") Pandemic

Business Overview
Selective entered 2020 with record levels of GAAP equity, holding company cash and invested assets, statutory surplus and strong financial results. We believe our strong financial position reflects our disciplined capital management and underwriting and investment execution. Early in 2020, the COVID-19 pandemic quickly moved from China to the rest of the globe. During Six Months 2020, governmental (international, federal, state, and local) actions to contain or delay the spread of the COVID-19 pandemic resulted in directives requiring social distancing, operational alteration or temporary closure of most non-essential businesses to limit public access, and the “sheltering-in-place” of everyone other than essential workers in many instances. We smoothly transitioned substantially all of our employees to remote, home-based status. Currently, approximately 2,250 of our 2,300 employees are working remotely. Under most governmental directives, insurance is an essential business. While these governmental directives have begun to slowly expire in some of our operating states, we have continued to service our customers, agents, and other stakeholders from a remote work environment. Despite this transition in our work environment, we have successfully been able to maintain our expected service-level standards for claims handling, underwriting, premium audit processes and safety management services.

Because most of our employees are now working remotely, we have changed some of the methods of regular communication and increased the use of video and phone conferencing on robust and secure applications. Our officers, managers, and supervisors have enhanced their connection with their teams. Throughout Second Quarter 2020, our Chief Executive Officer has hosted a number of company-wide virtual town hall meetings to provide organizational updates and address areas of general employee concern. To keep our employees fully informed about COVID-19-related developments, we (i) disseminate regular health, safety, and other communications (ii) established an on-line coronavirus center with information, links to valuable resources, and helpful videos, and (iii) continued our pre-COVID-19 online “pulse surveys” to gauge employees’ views on various issues. Our employees have rated our communications around COVID-19 positively.

Our methods to communicate with customers, agents, and vendors generally have remained the same since the COVID-19 crisis, although the frequency of communication has increased. Additionally, our field model and safety management functions, which typically rely on in-person meetings, have been substantially replaced with greater telecommunications, and virtual or remote interactions, with some limited site visits still occurring. One of our strategic initiatives for several years has been to provide our customers with a superior omni-channel customer experience. Accordingly, we have developed the ability to respond to our customers in their preferred method of communication - whether by phone, email, text, or social media. We have communicated with our customers regarding COVID-19 through phone, email, and social media.

Our internal operations have also been functioning well and continue to work effectively despite the changes in the environment. We continue to process claims, underwrite the renewal inventory of our policies, and operate our corporate functions during this time of working remotely.

AM Best lowered its outlook on the U.S. commercial lines sector to "Negative" from "Stable" after Fitch Ratings ("Fitch") took a similar action. Both cited COVID-19 as the reason for the negative industry outlook and expectations for (i) lower premium volume, (ii) reduced surplus/equity from investment declines, and (iii) lower-for-longer interest rates, which would put pressure on the need for additional underwriting income.

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

Our field-based agency management specialist, claims management specialist, and safety management models have proven to be advantageous in the COVID-19 crisis, as our existing IT infrastructure and security were able to accommodate the move of nearly all of our office-based employees to remote, home-based employees and maintain expected customer and agent service levels. Our strong relationships with, and our continued support for, our approximately 1,400 local independent distribution partners, most of whom also have transitioned to a remote work environment, have also enabled us to continue providing our customers with the same levels of service they have come to expect from us.

Control Environment
Since the beginning of the COVID-19 pandemic, we have not had to modify in any significant way our existing internal controls or processes. To monitor and manage COVID-19-related developments, we convened our existing Executive Risk Committee (comprised of our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and other key financial executives, including our Chief Accounting Officer, Chief Investment Officer, Chief Risk Officer, Chief Audit Executive, General Counsel, Chief Claims Officer, Chief Actuary, Chief Information Officer, Chief Human Resources Officer, and Business Unit leaders) (“ERC”), who met daily in March, multiple times a week through April, and transitioned to weekly meetings in May, June, and July. The ERC actively reviews and addresses all significant operational, compliance, and financial risk matters. This oversight includes matters such as employee health and safety, facilities matters, operational business continuity, IT including third-party vendors, regulatory developments, premium collections, past due accounts, investments, liquidity, capital, cash flow, claims activity, and other key business metrics. Our Management Investment Committee ("MIC") also met weekly in the early days of the COVID-19-related financial market disruption, but more recently has transitioned to meeting every two weeks. The MIC has carefully reviewed detailed portfolio metrics and market projections, and has interacted directly with our portfolio managers during this crisis, allowing it to make proactive investment decisions on an informed basis. Our Board of Directors transitioned from weekly meetings with senior executives through April to bi-weekly meetings in May, June, and July to ensure appropriate corporate governance and oversight.

We have not experienced any material impact to our internal control environment over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 current events to minimize the impact these events may have on our internal controls and their design and operating effectiveness.

Given the remote environment, which was initially required by certain governmental directives, remote access to critical systems is required. Our cybersecurity program was well–positioned to support increased remote working arrangements and respond to an increase in attempted attacks to exploit the COVID-19 outbreak without rolling back controls to enable remote working. For several years, our IT security strategy has emphasized endpoint controls for cloud computing and employee mobility. This strategy leveraged a virtual private network with multi-factor authentication, which is supplemented by a virtual desktop infrastructure where necessary or appropriate, to create a highly available and centrally-managed end-user environment. Our cybersecurity strategy has always included an information security education and awareness program that combines training with testing aligned to key security exposures, including phishing and social engineering. We also recently bolstered our phishing risk management by deploying multiple technology-driven controls that include malicious content checks, malicious link blocking, and reputation-based rules. The cybersecurity program also anticipated an increase in attempts to disrupt our information systems and deployed safeguards to prevent interruption to key customer and agent-facing technologies.

Financial Overview
Through Second Quarter and Six Months 2020, underwriting results include the following COVID-19-related items:

•
A $75 million return audit and mid-term endorsement premium accrual recorded in the first quarter of 2020 to reflect the anticipated decline in sales and payroll exposures on the workers compensation and general liability lines of business based on our estimate of reduced exposures due to the significant economic slowdown. Net of reduced losses and commissions, the earned impact of the return audit and mid-term endorsement premium accrual lowered pre-tax underwriting results by $6.6 million, pre-tax, in Second Quarter 2020 and $10.5 million, pre-tax, in Six Months 2020. During Second Quarter 2020, we endorsed polices that reduced our accrual by approximately $14 million, resulting in a $61 million accrual as of June 30, 2020.

•
A $19.7 million reduction in NPW recorded in Second Quarter 2020 reflecting a premium credit to our personal and commercial automobile customers with in-force policies equivalent to 15% of their April and May premiums, resulting from the unprecedented nature of the COVID-19-related governmental directives and the associated favorable claims frequency impact. During Second Quarter 2020, the premium credits were offset by an equal reduction in loss and loss expenses, as claims frequency on our personal and commercial automobile lines of business declined due to reduced miles being driven resulting from governmental directives. As the number of vehicles we insure has not significantly declined, frequencies are returning closer to normal levels as the COVID-19-related governmental directives terminate, and there is uncertainty about potential impacts to severities, we do not believe that changes in our filed rating plans are appropriate at this time.

•
A $10.0 million, pre-tax, incurred but not reported ("IBNR") reserve estimate recorded in the first quarter of 2020 for losses related to a small portion of our policies that include a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health. Through June 30, 2020, the $10.0 million remained as an IBNR reserve estimate.

•
An additional allowance for uncollectible premiums receivable of $3.0 million, pre-tax, in Second Quarter 2020 and $13.5 million, pre-tax, in Six Months 2020. We recorded this allowance after evaluating the recoverability of our premiums receivable in light of the COVID-19-related billing accommodations we announced in the first quarter of 2020, and the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states, which will increase earned but uncollected premiums. These state regulations are in the process of expiring, with the last of the regulations currently anticipated to end in early August 2020. We have offered customers, sometimes in collaboration with or at the direction of our regulators, individualized payment flexibility and suspended the effect of policy cancellations, late payment notices, and late or reinstatement fees.

Overall, these four items (i) reduced pre-tax underwriting results by $9.6 million, or $0.13 per diluted share, in Second Quarter 2020 and $34.0 million, or $0.45 per diluted share, in Six Months 2020, (ii) increased the combined ratio by 1.3 points in Second Quarter 2020 and 2.4 points in Six Months 2020, and (iii) decreased our Second Quarter 2020 annualized return on equity ("ROE") by 1.4 points and our Six Months 2020 annualized ROE by 2.4 percentage points.

During Second Quarter and Six Months 2020, investment results included the following items that reflected the significant economic conditions created by COVID-19:

•
We recorded a benefit for pre-tax other-than-temporary impairments ("OTTI") of $4.3 million in Second Quarter 2020 and OTTI expense of $27.3 million in Six Months 2020. The year-to-date expense reflected the significant widening of credit spreads and reduced future economic activity over the near term due to COVID-19, as well as our desire to provide our investment managers flexibility to trade the portfolio. The benefit in Second Quarter 2020 reflected higher security valuations as a result of improved market conditions during the course of the quarter. For more details about these and other items related to our financial results, see the section below entitled, "Financial Highlights of Results for Second Quarter and Six Months 2020 and Second Quarter and Six Months 2019."

•
We recorded pre-tax losses of $16.0 million in Second Quarter 2020 and $9.7 million in Six Months 2020 on our alternative investment portfolio, which are recorded on a one-quarter lag. These losses reflect the significant market decline in the first quarter of 2020. As these investments are largely recorded on a one-quarter lag, these results do not reflect the improvement in market conditions during Second Quarter 2020.

•
Due to the unprecedented financial market volatility and resulting significant decline in fixed income and equity market valuations in March 2020, combined with the COVID-19-related governmental orders, and out of abundance of caution, we increased our short-term debt by $302 million in March 2020 through borrowings from the Federal Home Loan Bank of New York ("FHLBNY") and the Federal Home Loan Bank of Indianapolis (“FHLBI”) and under our credit agreement ("Line of Credit"). Our primary objective was to increase liquidity and operating flexibility of the Parent and the Insurance Subsidiaries. The proceeds from these borrowings were invested in highly-liquid money market funds. We repaid our $50 million borrowing under the Line of Credit in May 2020 and we expect to repay the remaining $252 million of short-term borrowings by the end of 2020. For further details, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

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

Reserves for Loss and Loss Expenses
There has been considerable discussion and focus on the potential for insurance industry losses arising from COVID-19, particularly as it relates to claims from business interruption losses.  Our Standard Commercial Lines property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss, for our property policies to respond to a claim.  While each potential claim is adjusted on its unique facts and based on the terms and conditions of the specific policy, COVID-19-related contamination, the existence of a pandemic, and/or the resulting preventative government shutdown orders generally are not insured under Standard Commercial property and businessowners policies.

Our Standard Commercial property and businessowners policies also specifically exclude all loss or damage caused by or resulting from a virus or bacteria. We believe this exclusion applies to preclude coverage for losses related to the COVID-19 virus.  Approximately 6% of our policyholders purchase a sub-limited extra expense coverage that provides up to $25,000 in limit for the additional cost associated with cleaning the property when ordered by a Board of Health after an outbreak of communicable disease at the premises. Our current year incurred losses include an estimate of $10 million of IBNR for these sub-limited coverages in response to the COVID-19 pandemic.  For our E&S segment, our property forms contain the same language as our standard commercial lines segment that requires “direct physical loss of or damage to”, but most of these forms do not contain a specific virus or bacteria exclusion.  Property accounts for approximately 30% of our E&S segment premium, and, of that amount, only about a quarter of our customers within our E&S segment purchase policies with business interruption coverage.  In total, within our standard commercial lines and E&S segments, 95% of our property policies include the specific virus or bacteria exclusion.

Through June 30, 2020, actual workers compensation claims activity due to COVID-19-related exposures was minimal.  When considered in conjunction with the overall decrease in claim reporting levels, we believe the COVID-19-related exposures are sufficiently captured within our current workers compensation loss estimates.  It is possible that we might incur increased loss and loss expenses if more covered employees contract COVID-19 in the course of their employment.  There also may be general liability exposure arising out of business re-openings. This would be a slower emerging exposure that remains highly uncertain at this time.

If the COVID-19 pandemic results in significant property or liability related losses, we have substantial reinsurance protection, that we believe would provide us with recoveries. Our main property catastrophe excess of loss treaty program has a $40 million retention and then provides coverage up to $775 million in ground up losses, subject to some co-participation and reinstatement premium.  For losses outside of our original 22 state footprint, including our five new expansion states and some of our largest E&S states, the retention drops to $5 million.  With property losses and potential business interruption claims, including any COVID-19-related losses, our reinsurers “follow the fortunes” of our underlying polices. That means, if any clause in the underlying policy is invalidated - whether by a court or a legislature - our reinsurance coverage would continue to apply.  Our property catastrophe excess of loss program contains aggregating language that allows us, in our sole discretion, to accumulate all property losses commencing within a 168 hour period to a single occurrence or multiple occurrences.  We also have the sole discretion to decide when the 168 hours begins, and all losses that occurred during and continuing after that period, such as the case with business interruption losses, would be included in the reinsured loss calculation.  Our casualty excess of loss contract, which would cover workers compensation and general liability claims and does not include any exclusions for communicable disease or pandemic, has a $2 million retention and provides coverage limits above that to $90 million.  Similar to our property catastrophe reinsurance program, our casualty excess of loss program allows us to aggregate multiple losses, including losses under different liability coverages, as a single occurrence.  Our casualty reinsurers also follow our fortunes in the policy interpretation.  Except for the $10 million of property IBNR we recorded for the sub-limited property coverages, we do not expect material COVID-19-related losses. If the facts and circumstances change, we have a robust reinsurance program that provides significant protection.

OTTI
The various COVID-19-related governmental directives impacted the financial markets, which became volatile. This volatility increased gross unrealized losses on our available-for-sale ("AFS") fixed income securities portfolio from $7.7 million at December 31, 2019, to $116.9 million at March 31, 2020, and back down to $39.9 million at June 30, 2020. We analyzed these unrealized losses for OTTI in accordance with our existing accounting policy, which includes performing discounted cash flow ("DCF") analyses on each security at the lot level and analyzing these DCFs using three different economic scenarios.
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

Based on these analyses, we recorded OTTI expense for expected credit losses of $11.1 million during Six Months 2020. After giving consideration to these credit loss allowances, the remaining unrealized losses on our AFS fixed income securities was $39.9 million. We believe that the volatility and increased unrealized loss balance was driven by fluctuating and widening credit spreads tied to financial market uncertainty about the various COVID-19-related governmental directives. If the assumptions used in our DCF analyses or our outlook as to the occurrence probability of our DCF model scenarios were to change, the resulting impairment could be material to our results of operations. For additional information about the unrealized losses in our AFS fixed income portfolio, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Premium Audit
We estimate the amount of premium anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e., payroll or sales). This estimate of earned but unbilled premium is based on historical trends adjusted for the uncertainty of current and future economic conditions. In the first quarter of 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual, which was in response to the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business. During Second Quarter 2020, we endorsed polices that reduced our accrual by approximately $14 million, resulting in a $61 million accrual as of June 30, 2020. We currently anticipate the balance of the endorsements or return audit premiums to occur through the end of 2021. Further economic instability or extended COVID-19-related governmental directives could ultimately impact our estimates and assumptions, and consequently, changes in this liability estimate may be material to the results of operations in future periods. For additional details about this estimate, see Note 8. "Reinsurance" in Item 1. "Financial Statements." of this Form 10-Q.

Allowance for Uncollectible Premiums Receivable
We estimate an allowance for expected credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable, based on the effective year of the related policy, along with our historical credit loss experience. We also contemplate expected macroeconomic conditions over the expected receivables collection period that, because the majority of the balances are collected within a year of policy issuance, is short-term in nature. We increased our allowance for uncollectible accounts by $3.0 million in Second Quarter 2020 and $13.5 million in Six Months 2020, net of write-offs, to reflect (i) the higher risk of non-payment due to the significant COVID-19-related decline in economic activity, (ii) the individualized payment flexibility that we are currently offering our customers, and (iii) our suspension of the effect of policy cancellations, late payment notices, and late or reinstatement fees. These suspensions are in the process of expiring, with the last of the suspensions currently anticipated to end in early August 2020. Due to the impact of recent state regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states, which will increase earned but uncollected premiums, we expect an increase in our allowance for uncollectible premiums receivable in the third quarter of 2020 as well.

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

Financial Highlights of Results for Second Quarter and Six Months 2020 and Second Quarter and Six Months 20191

($ and shares in thousands, except per share amounts)	Quarter ended June 30,			Change % or Points		Six Months ended June 30,			Change % or Points
	2020		2019			2020		2019
Financial Data:
Revenues	$682,447		708,204	(4)%		$1,347,276		1,407,166	(4)%
After-tax net investment income	28,542		47,622	(40)		74,025		88,945	(17)
After-tax underwriting income	7,800		35,254	(78)		24,672		61,767	(60)
Net income before federal income tax	42,693		90,225	(53)		58,690		163,919	(64)
Net income	34,183		72,266	(53)		49,419		133,614	(63)

Key Metrics:
Combined ratio	98.4%		93.1	5.3	pts	97.6%		93.9	3.7	pts
Invested assets per dollar of stockholders' equity	$3.10		3.12	(1)%		$3.10		3.12	(1)%
ROE	6.2		14.5	(8.3)	pts	4.4		13.9	(9.5)	pts
Statutory premiums to surplus ratio	1.4	x	1.4	—		1.4	x	1.4	—

Per Share Amounts:
Diluted net income per share	0.57		1.21	(53)%		0.82		2.23	(63)%
Book value per share	$38.43		34.71	11		$38.43		34.71	11
Dividends declared per share to stockholders	0.23		0.20	15		0.46		0.40	15

Non-GAAP Information:
Non-GAAP operating income[2]	$24,190		69,085	(65)%		$74,712		123,105	(39)%
Diluted non-GAAP operating income per share[2]	0.40		1.16	(66)		1.24		2.06	(40)
Annualized non-GAAP operating ROE[2]	4.4%		13.9	(9.5)	pts	6.7%		12.8	(6.1)	pts

[1]	Refer to the Glossary of Terms attached to our 2019 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.

[2]
Non-GAAP operating income is an important financial measure that we, analysts, and investors use because the timing of the realization of net investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized investment gains and losses, OTTI recorded to earnings, unrealized gains and losses on equity securities, and debt retirement costs could distort the analysis of trends.

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income	$34,183	72,266	49,419	133,614
Net realized and unrealized (gains) losses, before tax	(12,649)	(4,027)	32,017	(17,478)
Debt retirement costs, before tax	—	—	—	4,175
Tax on reconciling items	2,656	846	(6,724)	2,794
Non-GAAP operating income	$24,190	69,085	74,712	123,105

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Net income per diluted share	$0.57	1.21	0.82	2.23
Net realized and unrealized (gains) losses, before tax	(0.21)	(0.06)	0.53	(0.29)
Debt retirement costs, before tax	—	—	—	0.07
Tax on reconciling items	0.04	0.01	(0.11)	0.05
Non-GAAP operating income per diluted share	$0.40	1.16	1.24	2.06

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Annualized ROE	6.2%	14.5	4.4	13.9
Net realized and unrealized (gains) losses, before tax	(2.3)	(0.8)	2.9	(1.8)
Debt retirement costs, before tax	—	—	—	0.4
Tax on reconciling items	0.5	0.2	(0.6)	0.3
Annualized non-GAAP operating ROE	4.4%	13.9	6.7	12.8

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2020	2019		2020	2019
Standard Commercial Lines Segment	2.4%	5.9	(3.5)	2.4	5.2	(2.8)
Standard Personal Lines Segment	(0.9)	0.7	(1.6)	(0.4)	0.6	(1.0)
E&S Lines Segment	(0.1)	0.5	(0.6)	0.2	0.6	(0.4)
Total insurance operations	1.4	7.1	(5.7)	2.2	6.4	(4.2)

Investment income	5.2	9.6	(4.4)	6.6	9.2	(2.6)
Net realized and unrealized gains (losses)	1.8	0.6	1.2	(2.3)	1.4	(3.7)
Total investments segment	7.0	10.2	(3.2)	4.3	10.6	(6.3)

Other	(2.2)	(2.8)	0.6	(2.1)	(3.1)	1.0

Annualized ROE	6.2%	14.5	(8.3)	4.4	13.9	(9.5)

We experienced a significant level of catastrophe losses in Second Quarter 2020, driven by industry-wide U.S. catastrophe loss activity that significantly exceeded the 10-year historical median. Second Quarter 2020 pre-tax net catastrophe losses totaled$83.2 million, and were related to losses from numerous catastrophe events designated by the Insurance Services Office's Property Claims Services unit, including two April storms ($43 million) and claims related to civil unrest ($20 million). These losses along with a tornado and subsequent hail event that impacted Tennessee in early March 2020, drove catastrophe losses in Six Months 2020 to $116.4 million. Compared to the same prior year periods, these losses reduced net income by $42.5 million, after-tax, in Second Quarter 2020 and $52.2 million, after-tax, in Six Months 2020. In addition to catastrophe losses, our results were impacted by the COVID-19-related charges discussed in "Current Events" above, partially offset by (i) lower non-catastrophe property loss and loss expenses, and (ii) ongoing expense management initiatives. Some of these initiatives can be seen as temporary as a result of the COVID-19 shelter-in-place government directives, and relate to lower travel and entertainment expenses, and some short-term project and new hire deferrals.
Also contributing to the decline in net income, after-tax net investment income was down 40% in Second Quarter 2020 to $28.5 million compared to Second Quarter 2019, and down 17% in Six Months 2020 to $74.0 million compared to Six Months 2019. These decreases were primarily driven by alternative investment losses of $16.0 million pre-tax, or $12.6 million after-tax, in Second Quarter 2020, and $9.7 million pre-tax, or $7.7 million after-tax, in Six Months 2020. These results are reported on a one-quarter lag, and reflect the market decline during the first quarter of 2020. These losses compare to pre-tax income on the alternative investment portfolio of $7.3 million, or $5.8 million after-tax, in Second Quarter 2019, and $7.9 million pre-tax in Six Months 2019, or $6.2 million after-tax.

Insurance Operations
Our overall insurance operations delivered profitable results in both periods, contributing 1.4 points to an annualized ROE in Second Quarter 2020 and 2.2 points in Six Months 2020. The annualized ROE decreased 5.7 points in Second Quarter 2020 and 4.2 points in Six Months 2020, compared to the same prior year periods. These decreases reflected an increase in our combined ratio of 5.3 points in Second Quarter 2020 and 3.7 points in Six Months 2020, which was largely driven by catastrophe losses.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Operations Results:
Net premiums written ("NPW")	$724,752	701,397	3%		$1,372,079	1,374,344	—%
Net premiums earned (“NPE”)	630,671	642,619	(2)		1,282,374	1,275,192	1
Less:
Loss and loss expense incurred	403,949	380,984	6		804,273	767,563	5
Net underwriting expenses incurred	216,191	215,441	—		445,428	426,094	5
Dividends to policyholders	658	1,569	(58)		1,443	3,349	(57)
Underwriting income	$9,873	44,625	(78)%		$31,230	78,186	(60)%
Combined Ratios:
Loss and loss expense ratio	64.0%	59.4	4.6	pts	62.8%	60.2	2.6	pts
Underwriting expense ratio	34.3	33.5	0.8		34.7	33.4	1.3
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.3	(0.2)
Combined ratio	98.4	93.1	5.3		97.6	93.9	3.7

In Second Quarter 2020, our NPW increased 3% compared to Second Quarter 2019, reflecting our efforts to: (i) achieve overall renewal pure price increases at levels that are in line with expected loss trend; (ii) generate new business; and (iii) increase retention. This increase was partially offset by a $19.7 million premium credit to our personal ($4.3 million) and commercial ($15.4 million) automobile customers, which were accounted for as a reduction in NPW and reduced the overall NPW growth by 3 percentage points. NPW in Six Months 2020 was further impacted by a $75 million accrual for estimated return audit and mid-term endorsement premiums, which resulted in relatively flat NPW in Six Months 2020 compared to Six Months 2019. The premium credit and accrual for estimated return audit and mid-term endorsement premiums are related to the COVID-19 pandemic discussed in "Current Events" above. Although NPW remained flat in Six Months 2020 compared to Six Months 2019, our new business grew to $302.9 million in Six Months 2020 compared to $291.3 million in Six Months 2019. Contributing to our new business growth was the net appointment of 48 retail agents, excluding agency consolidations.

Loss and Loss Expenses
The increase in the loss and loss expense ratio during Second Quarter and Six Months 2020 compared to Second Quarter and Six Months 2019 was impacted by the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$83.2	13.2	pts	$29.5	4.6	pts	8.6	pts
(Favorable) prior year casualty reserve development	(15.0)	(2.4)		(17.0)	(2.6)		0.2
Non-catastrophe property loss and loss expenses	81.8	13.0		92.8	14.4		(1.4)
Total	150.0	23.8		105.3	16.4		7.4

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$116.4	9.1	pts	$50.3	3.9	pts	5.2	pts
(Favorable) prior year casualty reserve development	(25.0)	(1.9)		(27.0)	(2.1)		0.2
Non-catastrophe property loss and loss expenses[1]	189.9	14.8		200.8	15.7		(0.9)
Total	281.3	22.0		224.1	17.5		4.5
1Non-catastrophe property loss and loss expenses include an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2020		2019	2020	2019
General liability	$(10.0)		(5.0)	(10.0)	(7.0)
Commercial automobile	10.0		—	10.0	—
Workers compensation	(15.0)		(12.0)	(25.0)	(20.0)
Total Standard Commercial Lines	(15.0)		(17.0)	(25.0)	(27.0)

Total (favorable) prior year casualty reserve development	$(15.0)		(17.0)	(25.0)	(27.0)

(Favorable) impact on loss ratio	(2.4)	pts	(2.6)	(1.9)	(2.1)

In addition to the above, the Second Quarter and Six Months 2020 results included a reduction to NPW for the $19.7 million mentioned above, of which there was an offsetting reduction in our casualty loss costs of $13.3 million in both periods. The reduction in our casualty loss costs decreased our loss ratio by 2.4 points in Second Quarter 2020 and 1.1 points in Six Months 2020. These favorable current year loss costs impacted our commercial and personal automobile lines of business, reflecting anticipated decreases in frequencies as a result governmental shelter-in-place directives.

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio increased 0.8 points in Second Quarter 2020 and 1.3 points in Six Months 2020, compared to the same prior year periods. The COVID-19 items mentioned above, including the impact of the lower premiums earned, increased the expense ratio by 2.2 points in Second Quarter 2020 and 2.1 points in Six Months 2020. This also included a $3.0 million increase in Second Quarter 2020 and a $13.5 million increase in Six Months 2020 in our allowance for uncollectible accounts on our premiums receivable, which is discussed in "Current Events" above. Partially offsetting the COVID-19-related expense increases were expense management initiatives we instituted in March 2020 to help reduce our other insurance expenses, which are included in net underwriting expenses in the table above, as a result of the shelter-in-place government directives. This included reducing our travel and entertainment expenses, canceling or deferring various agency management meetings and events, deferring some projects until later in 2020, and deferring the expected hiring date of open new hire positions until fourth quarter of 2020. While we view these initiatives as temporary, they provided a modest benefit to the expense ratio in the Second Quarter and Six Months 2020.

Investments Segment
Decreased annualized ROE in our Investments segment were driven by after-tax net investment income that decreased 40% in Second Quarter 2020 and 17% in Six Months 2020, compared to the same prior year periods, mainly due to alternative investment portfolio losses of $16.0 million in Second Quarter 2020 and $9.7 million in Six Months 2020. These losses are recorded on a one-quarter lag, and reflect the market decline in the first quarter of 2020.

Net realized and unrealized gains and losses increased Second Quarter 2020 annualized ROE and reduced Six Months 2020 annualized ROE compared to the same prior year periods. During Six Months 2020, net realized and unrealized investment losses were $32.0 million, compared to gains of $17.5 million in the prior year period. These current year losses were significantly impacted by the COVID-19-related market volatility in the first quarter of 2020, which resulted in higher OTTI expense and unrealized losses on our equity securities portfolio. For additional information about the drivers behind the OTTI expense, see "Critical Accounting Policies and Estimates" above.

Net realized and unrealized investment gains in Second Quarter 2020 were $12.6 million, up $8.6 million from net realized and unrealized investment gains of $4.0 million in Second Quarter 2019. The increase was driven by an improvement in both unrealized losses in our equity portfolio and the reversal of previously-recognized credit loss allowance amounts on our fixed income securities portfolio, both reflecting improvements in the market during the quarter.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 2.2 points in Second Quarter 2020 and 2.1 points in Six Months 2020, compared to 2.8 points in Second Quarter 2019 and 3.1 points in Six Months 2019. The quarter-to-date and year-to-date variances were driven primarily by a 0.4-point and 0.6-point decrease, respectively, in stock compensation expense related to employee long-term incentive compensation awards, as the stock price decreased 19% through Six Months 2020 compared to a 23% increase in Six Months 2019. In the first quarter of 2019, we also incurred debt retirement costs of $3.3 million related to our 5.375% Senior Notes issuance that reduced that quarter's ROE by 0.7 points.

Outlook
We ended 2019 with a well-capitalized balance sheet, a high level of embedded profitability within our underwriting and investment portfolios, and strong financial strength ratings, which placed us in an excellent position to withstand the COVID-19-related period of economic downturn, market volatility, and heightened uncertainty.

However, the impact of COVID-19, an elevated period of catastrophe loss activity in the U.S., and losses within our alternative investments portfolio negatively impacted our results through Six Months 2020. We generated an annualized non-GAAP operating ROE of 6.7% in Six Months 2020, which was 4.3 points below our 2020 target of 11%, and 6.1 points below Six Months 2019. Our 2020 non-GAAP operating ROE target of 11% is based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

During these unprecedented times, we remain focused on our key strategic initiatives. In 2020, we will continue to focus on the following areas to maintain our financial position:

•
Actively managing the investment portfolio to minimize the impact of lower interest rates on after-tax yields while managing credit, duration, and liquidity risk. The sharp decline in the reinvestment rate environment for high-quality fixed income securities will put downward pressure on industry-wide investment portfolio returns and income, forcing the industry to improve its underwriting results to generate adequate returns. We are well positioned with sophisticated underwriting and pricing tools, and an appropriately priced in-force book of business to continue to generate profitable underwriting results.

•
Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend and delivering on our strategy for continued disciplined growth. Our Six Month 2020 overall renewal pure pricing was 4.0%. While we continue to navigate a challenging economic environment, we are comfortable with the overall price adequacy of our book of business, obtaining renewal pure price increases that have been in line with expected loss trend.

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

•
Identifying opportunities to enhance operational efficiencies, and evaluating process improvements by better leveraging technologies, automation, and robotics, to lower our expense ratio over time. While we recognize it is essential to continue investing in initiatives related to our technology platforms, sophisticated underwriting tools, and customer experience, we are committed to balancing these goals with an efficient operating structure. As previously discussed, our expense ratio was elevated in Second Quarter and Six Months 2020 due to COVID-19 impacts, and in the short-term, we have taken actions to reduce our expenses. Over the longer term, we will focus on right-sizing our expense structure to meet the business opportunity set, and we will seek meaningful opportunities to generate efficiencies through process re-design and technological improvements.

In addition to our focus on maintaining a strong financial position in 2020 and beyond, we continue to enhance our customer experience strategy by offering value-added technologies and services. We have made major strides in recent years to enhance the customer experience, including various self-service and digital service offerings. In the current challenging environment, we provide our policyholders the option of engaging with us in the channel that works best for them. Our marketing tagline, "Be Uniquely Insured," was rolled out in 2019, and speaks to our differentiated value proposition for our customers and distribution partners. Investing in and building out technologies that improve the customer experience journey remains a core focus for us.

As we look to the remainder of 2020, we will not let the COVID-19 pandemic, market volatility, or challenging economic conditions deter us from pursuing our objective of being an industry leader. We have a team in place that is focused on identifying opportunities and ways in which we can enhance our product, service capabilities, and operating structure to position us well for the post-COVID environment. We will continue to strive to offer best-in-class customer service and product offerings, while also generating superior returns for our shareholders over time.

For 2020, our revised full year guidance, which reflects the current estimated full-year impact of COVID-19, is as follows:

•
A GAAP combined ratio, excluding catastrophe losses, of between 90% and 91%. This represents an improvement from our first quarter of 2020 guidance, which was between 92% and 93%. Our combined ratio estimate assumes no additional prior-year casualty reserve development in the second half of the year;

•
Catastrophe losses of 6.0 points on the combined ratio, reflecting higher than expected losses through the first half of the year. As COVID-19 has not been designated a catastrophe event by the Insurance Services Office's Property Claims Services unit, such losses are not included in this ratio;

•
After-tax net investment income of approximately $170 million, a $10 million improvement from our first quarter of 2020 guidance of $160 million. We now expect up to $5 million in after-tax net investment income from our alternative investments;

•
An overall effective tax rate of approximately 18.5%, which includes an effective tax rate of 18.5% for net investment income, reflecting a tax rate of 5.25% for tax-advantaged municipal bonds and a tax rate of 21% for all other items; and

•	Weighted average shares of 60.5 million on a diluted basis.

Our 2020 guidance reflects the estimated full-year impact of COVID-19 on our underwriting results. Our guidance this year has a higher degree of uncertainty than prior years due to the dynamic and fluid nature of the impact of the COVID-19 pandemic on the United States economy, our business and our operations.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$583,342	557,379	5%		$1,101,774	1,104,062	—%
NPE	501,004	506,649	(1)		1,017,584	1,003,833	1
Less:
Loss and loss expense incurred	307,037	293,152	5		619,195	591,961	5
Net underwriting expenses incurred	176,579	174,785	1		363,090	345,565	5
Dividends to policyholders	658	1,569	(58)		1,443	3,349	(57)
Underwriting income	$16,730	37,143	(55)%		$33,856	62,958	(46)%
Combined Ratios:
Loss and loss expense ratio	61.4%	57.9	3.5	pts	60.9%	59.0	1.9	pts
Underwriting expense ratio	35.2	34.5	0.7		35.7	34.4	1.3
Dividends to policyholders ratio	0.1	0.3	(0.2)		0.1	0.3	(0.2)
Combined ratio	96.7	92.7	4.0		96.7	93.7	3.0

The increase in NPW for the quarter-to-date period was driven by: (i) renewal pure price increases; and (ii) retention, as shown in the table below. In the year-to-date period, the higher retention and renewal pure price increases shown in the table below were offset by a $75 million return audit and mid-term endorsement premium accrual related to the COVID-19 pandemic discussed in "Current Events" above, of which $46 million was recorded in our general liability line of business and $29 million was recorded in our workers compensation line of business. The quarter-to-date and year-to-date periods also include a $15.4 million premium credit to our commercial automobile customers as a result of the COVID-19 pandemic. These premium items reduced the NPW growth rate by 2 percentage points in Second Quarter 2020 and 8 percentage points in Six Months 2020 compared to the prior year periods. These items also impacted NPE as the premium audit accrual reduced NPE by $30.4 million in Second Quarter 2020 and $46.9 million in Six Months 2020, and the $15.4 million premium credit to our commercial automobile customers was fully earned in Second Quarter and Six Months 2020.

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$109.9	110.7	(1)%		225.3	219.7	3%
Retention	86%	83	3	pts	85%	83	2	pts
Renewal pure price increases	3.9	3.1	0.8		4.0	3.2	0.8

The loss and loss expense ratio increased 3.5 points in Second Quarter 2020 and 1.9 points in Six Months 2020 compared to the respective prior year periods, driven, in part, by the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$50.7	10.1	pts	$21.3	4.2	pts	5.9	pts
Non-catastrophe property loss and loss expenses	60.9	12.2		62.8	12.4		(0.2)
(Favorable) prior year casualty reserve development	(15.0)	(3.0)		(17.0)	(3.4)		0.4
Total	96.6	19.3		67.1	13.2		6.1

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$71.4	7.0	pts	$37.3	3.7	pts	3.3	pts
Non-catastrophe property loss and loss expenses	140.5	13.8		137.1	13.7		0.1
(Favorable) prior year casualty reserve development	(25.0)	(2.5)		(27.0)	(2.7)		0.2
Total	186.9	18.3		147.4	14.7		3.6

For additional information regarding the amounts in the table above, see "Financial Highlights of Results for Second Quarter and Six Months 2020 and Second Quarter and Six Months 2019" above and the line of business discussions below.

In addition to the above, the Second Quarter and Six Months 2020 results included a reduction to NPW for the $15.4 million premium credit to our commercial automobile customers mentioned above, of which there was an offsetting reduction in our casualty loss costs of $10.8 million in both periods. This reduction in our casualty loss costs decreased our loss ratio by 2.5 points in Second Quarter 2020 and 1.1 points in Six Months 2020. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as shown in the table above. These favorable current year loss costs impacted our commercial automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives.

The 0.7-point and 1.3-point increase in the underwriting expense ratio in Second Quarter 2020 and Six Months 2020 compared to Second Quarter 2019 and Six Months 2019 was primarily driven by a 0.8-point increase in Second Quarter 2020 and a 1.1-point increase in Six Months 2020 in the allowance for uncollectible premium receivable mentioned in "Current Events" above.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$200,917	185,278	8%		$351,711	363,977	(3)%
Direct new business	31,468	32,314	(3)		67,354	64,499	4
Retention	87%	84	3	pts	86%	83	3	pts
Renewal pure price increases	3.8	2.3	1.5		3.8	2.4	1.4
NPE	$163,273	164,793	(1)%		$327,853	326,318	—%
Underwriting income	25,108	20,784	21		38,182	39,833	(4)
Combined ratio	84.6%	87.4	(2.8)	pts	88.4%	87.8%	0.6	pts
% of total Standard Commercial Lines NPW	34	33			32	33
Six Months 2020 NPW was reduced by a $46 million estimated return audit and mid-term endorsement premium accrual due to the COVID-19 pandemic discussed in "Current Events" above and reduced the NPW growth rate by 12 percentage points in Six Months 2020 compared to Six Months 2019. This accrual also reduced NPE by $19 million in Second Quarter 2020 and $29 million in Six Months 2020.

The fluctuations in the combined ratios illustrated in the table above included the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(10.0)	(6.1)	pts	$(5.0)	(3.0)	pts	(3.1)	pts

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(10.0)	(3.1)	pts	$(7.0)	(2.1)	pts	(1.0)	pts

The Second Quarter and Six Months 2020 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2016 and prior. The Second Quarter and Six Months 2019 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2015 and 2016.

In addition, the combined ratio increased in Six Months 2020 compared to Six Months 2019 due to an increase in the underwriting expense ratio from a 1.2-point increase in the allowance for uncollectible premiums receivable, which more than offset the favorable prior year casualty development discussed above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$160,697	155,191	4%		$329,007	302,436	9%
Direct new business	32,143	28,554	13		61,000	56,744	8
Retention	86%	82	4	pts	86%	81	5	pts
Renewal pure price increases	7.6	7.4	0.2		7.6	7.3	0.3
NPE	$138,535	136,338	2%		$288,225	267,524	8%
Underwriting loss	(7,706)	(8,800)	12		(8,480)	(17,521)	52
Combined ratio	105.6%	106.5	(0.9)	pts	102.9%	106.5	(3.6)	pts
% of total Standard Commercial Lines NPW	28	28			30	27

The increases in NPW shown in the table above reflect renewal pure price increases, higher retention, and an increase in new business. The growth in NPW also reflects (i) 6% growth of in-force vehicle counts as of June 30, 2020 compared to June 30, 2019, and (ii)7.6% renewal pure price increases for both Second Quarter and Six Months 2020, due to our efforts to improve profitability on this line in recent years. These increases were partially offset by a $15.4 million premium credit to our commercial automobile customers as a result of the COVID-19 pandemic, which reduced the NPW growth rate by 10 percentage points in Second Quarter 2020 and 5 percentage points in Six Months 2020 compared to the same prior year periods. This premium credit was fully earned in Second Quarter and Six Months 2020.

The combined ratio improvements outlined above were driven by the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$1.1	0.8	pts	$0.9	0.7	pts	0.1	pts
Non-catastrophe property loss and loss expenses	17.1	12.3		23.9	17.5		(5.2)
Unfavorable prior year casualty reserve development	10.0	7.2		—	—		7.2
Total	28.2	20.3		24.8	18.2		2.1

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$1.4	0.5	pts	$1.1	0.4	pts	0.1	pts
Non-catastrophe property loss and loss expenses	40.1	13.9		48.9	18.3		(4.4)
Unfavorable prior year casualty reserve development	10.0	3.5		—	—		3.5
Total	51.5	17.9		50.0	18.7		(0.8)

The Second Quarter and Six Months 2020 results included a reduction to NPW for the $15.4 million premium credit to our commercial automobile customers mentioned above, of which there was an offsetting reduction in our casualty loss costs of $10.8 million in both periods This reduction in our casualty loss costs decreased our loss ratio by 7.8 points in Second Quarter 2020 and 3.7 points in Six Months 2020. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as reflected in the table above. These favorable current year loss costs impacted our commercial automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives.

The Second Quarter and Six Months 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

In addition to the items above, the combined ratios were impacted by a 0.7-point increase in Second Quarter 2020 and a 1.2-point increase in Six Months 2020, compared to the same prior year periods, in the allowance for uncollectible premium receivable due to the COVID-19 pandemic discussed in "Current Events" above.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than our risk-adjusted targeted combined ratio. To address profitability in this line, we have been implementing price increases in recent years while working to enhance our underwriting tools to improve the accuracy of our rating information to prevent premium leakage. We have also been actively managing our new and renewal business, which we expect will have a positive impact on profitability through business mix improvement.

Workers Compensation
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$74,984	81,438	(8)%		$126,180	166,503	(24)%
Direct new business	12,612	17,791	(29)		27,969	34,739	(19)
Retention	85%	83	2	pts	84%	83	1	pts
Renewal pure price decreases	(2.9)	(3.9)	1.0		(2.7)	(2.8)	0.1
NPE	$61,906	78,464	(21)%		$128,612	157,179	(18)%
Underwriting income	15,720	14,514	8		26,755	25,233	6
Combined ratio	74.6%	81.5	(6.9)	pts	79.2%	83.9	(4.7)	pts
% of total Standard Commercial Lines NPW	13	15			11	15

In addition to the drivers in the table above, Six Months 2020 NPW was reduced by a $29 million estimated return audit and mid-term endorsement premium accrual due to the COVID-19 pandemic discussed in "Current Events" above and contributed 17 percentage points to the decline in NPW in Six Months 2020 compared to Six Months 2019. This accrual also reduced NPE by $12 million in Second Quarter 2020 and $18 million in Six Months 2020.

The decrease in the combined ratio in Second Quarter and Six Months 2020 compared to the same prior year periods was primarily driven by favorable prior year casualty reserve development, as follows:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(15.0)	(24.2)	pts	$(12.0)	(15.3)	pts	(8.9)	pts

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change Points
(Favorable) prior year casualty reserve development	$(25.0)	(19.4)	pts	$(20.0)	(12.7)	pts	(6.7)	pts

The development in Second Quarter and Six Months 2020 was primarily due to lower severities in accident years 2017 and prior. The development in Second Quarter and Six Months 2019 was primarily due to lower severities in accident years 2017 and prior.

In addition to the items in the tables above, the combined ratios were impacted by a 0.8-point increase in Second Quarter 2020 and 0.9-point increase in Six Months 2020, compared to the same prior year periods, in the allowance for uncollectible premium receivable due to the COVID-19 pandemic discussed in "Current Events" above.

Commercial Property
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$104,060	94,439	10%		$207,186	187,468	11%
Direct new business	23,858	21,391	12		48,444	42,433	14
Retention	84%	83	1	pts	84%	82	2	pts
Renewal pure price increases	3.9	3.6	0.3		4.0	3.6	0.4
NPE	$95,413	87,136	9%		$189,282	173,203	9%
Underwriting (loss) income	(14,339)	1,372	(1,145)		(22,891)	3,275	(799)
Combined ratio	115.0%	98.4	16.6	pts	112.1%	98.1	14.0	pts
% of total Standard Commercial Lines NPW	18	17			19	17

The increase in the combined ratio in Second Quarter and Six Months 2020 compared to Second Quarter and Six Months 2019 was driven by the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$35.3	37.0	pts	$18.7	21.5	pts	15.5	pts
Non-catastrophe property loss and loss expenses	38.3	40.1		34.0	39.0		1.1
Total	73.6	77.1		52.7	60.5		16.6

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change % or Points
Catastrophe losses	$55.0	29.0	pts	$31.2	18.0	pts	11.0	pts
Non-catastrophe property loss and loss expenses[1]	83.9	44.3		73.1	42.2		2.1
Total	138.9	73.3		104.3	60.2		13.1
1Non-catastrophe property loss and loss expenses for Six Months 2020 included an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Higher catastrophe losses in Second Quarter and Six Months 2020 compared to Second Quarter and Six Months 2019 were driven by the events mentioned in Standard Commercial Lines discussion above.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$78,173	82,709	(5)%		$145,813	152,078	(4)%
NPE	71,633	77,113	(7)		147,761	154,420	(4)
Less:
Loss and loss expense incurred	58,151	50,554	15		112,483	103,624	9
Net underwriting expenses incurred	19,807	22,021	(10)		41,216	43,091	(4)
Underwriting (loss) income	$(6,325)	4,538	(239)%		$(5,938)	7,705	(177)%
Combined Ratios:
Loss and loss expense ratio	81.1%	65.5	15.6	pts	76.1%	67.1	9.0	pts
Underwriting expense ratio	27.7	28.6	(0.9)		27.9	27.9	—
Combined ratio	108.8	94.1	14.7		104.0	95.0	9.0

NPW decreased in Second Quarter and Six Months 2020 compared to the same prior year periods, reflecting a $4.3 million premium credit to our Standard Personal Lines customers as a result of the COVID-19 pandemic. This premium item contributed 5 percentage points to the decline in NPW in Second Quarter 2020 and 3 percentage points in Six Months 2020 compared to the same prior year periods. This premium credit was fully earned in Second Quarter and Six Months 2020.

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$11.8	10.5	13%		$21.8	20.9	4%
Retention	84%	84	—	pts	83%	83	—	pts
Renewal pure price increases	3.1	5.6	(2.5)		3.4	5.4	(2.0)

The increase in the combined ratio of 14.7 points in Second Quarter 2020 compared to Second Quarter 2019 and 9.0 points in Six Months 2020 compared to Six Months 2019 was driven by the following:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$26.0	36.2	pts	$6.1	7.9	pts	28.3	pts
Non-catastrophe property loss and loss expenses	15.3	21.4		24.5	31.7		(10.3)
Total	41.3	57.6		30.6	39.6		18.0

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$37.9	25.7	pts	$10.2	6.6	pts	19.1	pts
Non-catastrophe property loss and loss expenses	38.1	25.8		53.6	34.7		(8.9)
Total	76.0	51.5		63.8	41.3		10.2

Higher catastrophe losses in Second Quarter and Six Months 2020 compared to the same prior year periods were driven by two severe storms in April, which impacted parts of the Mid-West and East Coast regions of the United States with damaging wind and tornadoes. Additionally, Six Months 2020 was impacted by a tornado that affected Tennessee in March.

The Second Quarter and Six Months 2020 results included a reduction to NPW for the $4.3 million premium credit to our personal automobile customers mentioned above, of which there was an offsetting reduction in our casualty loss costs of $2.5 million in both periods. This reduction in our casualty loss costs decreased our loss ratio by 3.5 points in Second Quarter 2020 and 1.7 points in Six Months 2020. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as reflected in the table above. These favorable current year loss costs impacted our personal automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$63,237	61,309	3%		$124,492	118,204	5%
NPE	58,034	58,857	(1)		117,029	116,939	—
Less:
Loss and loss expense incurred	38,761	37,278	4		72,595	71,978	1
Net underwriting expenses incurred	19,805	18,635	6		41,122	37,438	10
Underwriting (loss) income	$(532)	2,944	(118)%		$3,312	7,523	(56)%
Combined Ratios:
Loss and loss expense ratio	66.8%	63.3	3.5	pts	62.1%	61.6	0.5	pts
Underwriting expense ratio	34.1	31.7	2.4		35.1	32.0	3.1
Combined ratio	100.9	95.0	5.9		97.2	93.6	3.6

NPW increased 3% in Second Quarter 2020 and 5% in Six Months 2020 compared to the same prior year periods due to increases in direct new business and strong renewal pure price increases. After two consecutive years in which we exited underperforming business segments, our focus has shifted to profitably growing segments of our E&S book that have demonstrated underwriting profitability.

Quantitative information on the premium in this segment is as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$28.3	25.1	13%		$55.8	50.7	10%
Renewal pure price increases	5.5%	4.8	0.7	pts	4.8%	4.6	0.2	pts

The loss and loss expense ratio increased 3.5 points in Second Quarter 2020 and 0.5 points in Six Months 2020 compared to the same prior year periods, primarily driven by the items outlined in the tables below:

	Second Quarter 2020			Second Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$6.5	11.3	pts	$2.0	3.4	pts	7.9	pts
Non-catastrophe property loss and loss expenses	5.6	9.6		5.5	9.4		0.2
Total	12.1	20.9		7.5	12.8		8.1

	Six Months 2020			Six Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$7.0	6.0	pts	$2.8	2.4	pts	3.6	pts
Non-catastrophe property loss and loss expenses	11.3	9.7		10.0	8.6		1.1
Total	18.3	15.7		12.8	11.0		4.7

The increase in catastrophe losses in Second Quarter and Six Months 2020 was due primarily to the civil unrest that occurred throughout the country, partially offset by a 3.2-point decrease in current year loss costs in Second Quarter and Six Months 2020 compared to the same prior year periods.

The underwriting expense ratio increased 2.4 points in Second Quarter 2020 and 3.1 points in Six Months 2020 compared to the same prior year periods primarily driven by increases in: (i) the allowance for uncollectible premium receivable mentioned in "Current Events" above of 1.1 points in Second Quarter 2020 and 1.8 points in Six Months 2020; and (ii) labor costs to improve infrastructure efficiency to profitably grow this segment of 1.8 points in Second Quarter 2020 and 1.4 points in Six Months 2020.

Reinsurance
We successfully completed the renewals of our July 1, 2020 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. These treaties were renewed with the same structure as the expiring treaties, with only reinsurers that are rated "A" or higher by AM Best. The treaty year ceded deposit premium increase of $14.3 million, or 17%, reflects rate increases for both the Property Excess of Loss ("Property Treaty") and Casualty Excess of Loss (“Casualty Treaty”) programs driven by historical loss experience coupled with various dynamics introduced by COVID-19.

Details of the treaties are as follows:

Property Excess of Loss
Our Property Treaty provides protection against large individual property losses with $58.0 million of coverage in excess of a $2.0 million per risk:

•	The per occurrence cap on the first and second layers is $84.0 million.

•	The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.

•	The annual aggregate limit, for the $30.0 million in excess of $10.0 million second layer, is $120.0 million.

•	A third layer has a limit of $20.0 million in excess of $40.0 million, with an annual aggregate limit of $80.0 million.

•	The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses, includes non-NBCR losses from terrorism, and now excludes communicable disease.

Casualty Excess of Loss
Our Casualty Treaty provides protection against large individual casualty losses with $88.0 million of coverage in excess of a $2.0 million per occurrence:

•	The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.

•	The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which remains unchanged from the prior treaty.

•	The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

Investments
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. Our fixed income securities and short-term investment portfolios represented 95% of our invested assets at June 30, 2020, and 96% of our invested assets at December 31, 2019. These portfolios had a weighted average credit rating of “ AA- ,” as of both June 30, 2020 and December 31, 2019, with 96% of the securities in these portfolios being investment grade quality as of such dates. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2019. We have been actively engaged in monitoring and managing the exposure to credit risk in our portfolio associated with the impact of the COVID-19 pandemic and related economic conditions. We have also been managing the portfolio's exposure to floating rate securities, which reset principally to 90-day LIBOR. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk-seeking assets and will continue to evaluate further changes to our allocation during the course of 2020, subject to economic and market conditions.

Total Invested Assets
($ in thousands)	June 30, 2020	December 31, 2019	Change
Total invested assets	$7,130,329	6,688,654	7%
Invested assets per dollar of stockholders' equity	3.10	3.05	2
Unrealized gain – before tax[1]	292,502	216,564	35
Unrealized gain – after tax[1]	231,077	171,085	35
1Includes unrealized gains on fixed income and equity securities.

The increase in invested assets at June 30, 2020 compared to December 31, 2019, was driven by operating cash flow generated in Six Months 2020 of $197 million and net proceeds of $252 million from short-term borrowings. For additional information regarding these short-term borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

In addition, invested assets included an increase in unrealized gains on our fixed income securities portfolio of $87.4 million in Six Months 2020, which increased our book value per share by $1.15. The increase was driven principally by narrowing credit spreads.

For details regarding the credit quality of our portfolio, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-Q.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Fixed income securities	$51,079	50,907	—%		$101,332	99,940	1%
Commercial mortgage loans ("CMLs")	156	—	NM		218	—	NM
Equity securities	2,023	1,740	16		3,575	3,380	6
Short-term investments	420	1,759	(76)		1,586	3,803	(58)
Other investments	(15,846)	7,494	(311)		(9,504)	8,154	(217)
Investment expenses	(3,388)	(3,395)	—		(6,796)	(6,154)	10
Net investment income earned – before tax	34,444	58,505	(41)		90,411	109,123	(17)
Net investment income tax expense	(5,902)	(10,883)	(46)		(16,386)	(20,178)	(19)
Net investment income earned – after tax	$28,542	47,622	(40)		$74,025	88,945	(17)
Effective tax rate	17.1%	18.6	(1.5)	pts	18.1%	18.5	(0.4)	pts
Annualized after-tax yield on fixed income securities	2.7	2.9	(0.2)		2.6	2.9	(0.3)
Annualized after-tax yield on investment portfolio	1.6	3.0	(1.4)		2.1	2.9	(0.8)

The decrease in pre-tax net investment income in Second Quarter and Six Months 2020 compared to the same prior year periods was primarily driven by losses from our other investments portfolio. This portfolio largely consists of alternative investments, the results of which are recorded on a one quarter lag. These losses reflected the significant market decline in the first quarter of 2020. As these investments are largely recorded on a one-quarter lag, these results do not yet reflect the improvement in market conditions during Second Quarter 2020.

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

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2020	2019		2020	2019
Net realized gains on disposals, excluding OTTI	$2,615	2,883	(9)%	6,715	6,327	6%
Unrealized gains (losses) recognized in income on equity securities	5,701	2,115	170%	(11,436)	12,226	(194)%
OTTI benefit (expense)[1]	4,333	(971)	(546)%	(27,296)	(1,075)	2,439%
Total net realized and unrealized gains (losses)	$12,649	4,027	214%	(32,017)	17,478	(283)%
 1See Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q for additional information regarding our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

The current year losses were significantly impacted by COVID-19-related market volatility in the first quarter of 2020, which resulted in higher OTTI expense and unrealized losses on our equity securities portfolio. A portion of our OTTI expense in Six Months 2020 was related to impairments on securities we intend to sell to provide our investment managers flexibility to trade and optimize our investment portfolio, which amounted to $16.2 million. We also incurred credit-related impairment losses under the new CECL accounting standard, which amounted to $11.1 million in Six Months 2020.

During Second Quarter 2020, the increase in net realized and unrealized gains compared to Second Quarter 2019 was driven by an improvement in both unrealized losses in our equity portfolio and the reversal of previously-recognized CECL credit losses on our fixed income portfolio, both reflecting improvements in the market.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2020	2019	2020	2019
Federal income tax expense	$8.5	18.0	9.3	30.3
Effective tax rate	19.9%	19.9	15.8	18.5

The effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by the disallowance of certain executive compensation. The decrease in the effective tax rate in Six Months 2020 compared to Six Months 2019 reflects less pre-tax income from our insurance and investments segments compared to tax-advantaged income and excess tax benefits on our stock-based compensation awards.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. During the first quarter of 2020, we increased the liquidity of both the Insurance Subsidiaries and the Parent to reduce the likelihood of becoming a forced seller of invested assets to fund operations if there is a significant slowdown in premium payments as a result of the COVID-19 pandemic. As of June 30, 2020, we had $252 million of outstanding short-term borrowings.  Our short-term investments and cash totaled $371 million at June 30, 2020, compared to $283 million as of December 31, 2019.

As capital markets stabilized during Second Quarter 2020, we repaid $50 million of short-term borrowings under our line of credit. We, however, continued to maintain a greater level of short-term borrowings through Second Quarter 2020 in light of the ongoing pandemic and elevated catastrophe losses we incurred during Six Months 2020.  The cost of the excess liquidity currently is about $0.1 million per month, and represents the additional interest expense on our short-term borrowings, net of the interest income we generate on the high-quality money market funds in which we have invested the proceeds. We currently expect to extend all or a portion of these remaining short-term borrowings until December 2020 and repay them by year end.

Through Six Months 2020, we did not experience a meaningful change in daily cash collections. Given our geographic footprint and focus on small-to-medium size business, we expect many of our customers to have significant disruptions to their businesses. This could result in potential premium collection issues as a result of recent insurance regulations that provided for the deferral of payments without cancellation for a period up to 90 days in certain states. The ultimate depth and duration of the economic slowdown, combined with the impact of the federal fiscal stimulus packages, and whether or not a business is considered essential or non-essential, will in part determine whether our customers' businesses are temporarily or permanently impaired. We continue to monitor our cash positions daily to ensure we remain well positioned from a liquidity perspective.

In addition, we continue to monitor closely market activity and the impact on our investment portfolio. Credit markets stabilized in late-March in response to the Federal Reserve Board’s actions, and conditions continued to improve through Second Quarter 2020. There has been a record level of new issuance in investment grade fixed income markets, and given our strong liquidity position, starting in late-March we began reinvesting the interest and proceeds of maturities back into the investment portfolio, which remains highly liquid and has a high credit quality. We also marginally increased our allocation to risk assets both within public credit, or high-yield bonds, and public equities through funds diversified across large cap value issuers.

The following discussion provides further details about the Company's financial condition, liquidity, and capital resources.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We maintain liquidity at the parent primarily through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly-liquid government and corporate fixed income securities; and (iii) a cash balance. In the aggregate, cash and investments at the Parent amounted to $324 million at June 30, 2020 and $278 million at December 31, 2019.

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

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $70 million in total dividends to the Parent during Six Months 2020. As of December 31, 2019, our allowable ordinary maximum dividend was $267 million for 2020.

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

The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before claims are paid. The period of the float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur during the year and we can make cash calls on those receivables, if needed.

Line of Credit
On December 20, 2019, the Parent entered into a Line of Credit among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. On March 24, 2020, to bolster liquidity, the Parent borrowed $50 million under the Line of Credit for a six-month term at an interest rate of approximately 2.25%. The Parent repaid the borrowing on May 8, 2020.

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2019 Annual Report. We met all covenants under our Line of Credit agreement as of June 30, 2020.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. We have a remaining capacity of $62.2 million for Federal Home Loan Bank borrowings, with a $2.8 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
We significantly increased our short-term borrowings during the first quarter of 2020 amid the COVID-19 pandemic, which was followed by a period of extreme volatility and uncertainty in the financial markets. As was noted above, the $302 million of proceeds from these borrowings, including the $50 million borrowing under the Line of Credit that was repaid on May 8, 2020, were invested in high-quality money market funds. With the exception of the $50 million borrowing under the Line of Credit, the remainder of these short-term borrowings were outstanding as of June 30, 2020. We currently expect to extend all or a portion of these remaining short-term borrowings until December 2020 and repay them by year end. For further information regarding these borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both June 30, 2020 and December 31, 2019. The remaining capacity under these intercompany loan agreements was $89.4 million as of both June 30, 2020 and December 31, 2019.

Capital Market Activities
The Parent had no private or public issuances of stock during Second Quarter or Six Months 2020.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On July 29, 2020, our Board of Directors declared, for stockholders of record as of August 14, 2020, a $0.23 per share dividend to be paid on September 1, 2020.

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

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2020, we had GAAP stockholders' equity of $2.3 billion and statutory surplus of $1.9 billion. With total debt of $802.6 million and long-term debt of $550.6 million at June 30, 2020, our debt-to-capital ratio was 25.9% and our long-term debt-to-capital ratio was 19.3%.

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

Book value per share increased to $38.43 as of June 30, 2020, from $36.91 as of December 31, 2019, driven by $1.15 in unrealized gains on our fixed income securities portfolio and $0.82 in net income per share, partially offset by $0.46 in dividends to our shareholders.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2019 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A	Positive
Moody's Investor Services	A2	Stable
Fitch	A+	Stable
Standard & Poor's Global Ratings	A	Stable

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

Off-Balance Sheet Arrangements
At June 30, 2020, and December 31, 2019, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2019. The following table provides future cash payments on our notes payable as of June 30, 2020, including $252 million of short-term borrowings from the first quarter of 2020, which are discussed in Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$812.0	252.0	50.0	—	510.0
Interest on debt obligations	637.9	30.0	56.7	56.6	494.6
Total	$1,449.9	282.0	106.7	56.6	1,004.6

At June 30, 2020, we also had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$229.7	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	29.6	2030
Non-publicly traded common stock within our equity portfolio	2.4	2021
CMLs	10.7	Less than a year
Privately-placed corporate securities	$6.0	Less than a year
Total	$278.4

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" as set forth in our 2019 Annual Report remains applicable, please refer to the following additional information regarding credit, liquidity, and equity price risk as of June 30, 2020.

Credit Risk
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. At June 30, 2020 our allocation to risk assets was 9.3% of our portfolio. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk-seeking assets and will continue to evaluate further changes to our allocation during the course of 2020, subject to economic and market conditions. Our fixed income securities and short-term investment portfolios had an average credit quality of "AA-" as of June 30, 2020.

Details on the credit quality of our invested assets are provided below:

June 30, 2020							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$370	$370	5.2%	0.2%	0.0	0.0	$349	$20	$—	$—	$1	$—

Fixed income securities:
U.S. government obligations	112	120	1.7	0.9	4.1	4.6	120	—	—	—	—	—
Foreign government obligations	17	18	0.3	2.5	5.0	5.7	—	2	8	8	—	—
State and municipal obligations	1,136	1,208	16.9	1.3	5.5	5.2	219	628	307	55	—	—
Corporate securities	2,147	2,272	31.9	2.4	4.5	6.2	14	112	889	1,017	239	—
Mortgage-backed securities:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,157	1,220	17.1	1.1	2.0	3.1	1,220	—	—	—	—	—
Non-agency RMBS	98	98	1.4	3.1	1.3	3.3	48	6	35	—	9	—
Total RMBS	1,254	1,318	18.5	1.2	2.0	3.1	1,268	6	35	—	9	—
Commercial mortgage-backed securities ("CMBS")	565	603	8.5	2.2	5.0	6.4	536	30	28	10	—	—
Total mortgage-backed securities	1,820	1,922	26.9	1.5	2.9	4.1	1,804	36	62	10	9	—
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"):
Auto	43	44	0.6	1.9	2.4	2.4	34	5	3	1	1	—
Aircraft	56	49	0.7	8.4	3.5	4.1	—	1	43	2	3	—
CLOs	558	546	7.7	3.5	1.2	4.8	305	151	30	45	15	1
Credit cards	17	18	0.2	0.4	1.9	1.9	18	—	—	—	—	—
Other ABS	180	183	2.6	3.8	2.6	5.1	43	—	107	24	8	1
Total CLOs and Other ABS	853	840	11.8	3.7	1.7	4.6	399	158	184	71	27	1
Total securitized assets	2,673	2,761	38.7	2.2	2.5	4.3	2,203	194	246	81	36	1
Total fixed income securities and short-term investments	6,455	6,749	94.6	2.0	3.6	4.9	2,904	956	1,449	1,162	276	1
Total fixed income securities and short-term investments by credit rating percentage							43.0%	14.2%	21.5%	17.2%	4.1%	—%
Commercial mortgage loans	18	18	0.3	3.8	4.6	9.4	—	—	16	2	—	—
Equity securities:
Common stock[1]	143	132	1.9	0.5	—	—	—	—	—	—	—	132
Preferred stock	2	2	—	3.7	—	—	—	—	—	—	2	—
Total equity securities	145	134	1.9	0.6	—	—	—	—	—	—	2	132
Other investments:
Alternative investments:
Private equity	127	127	1.8	—	—	—	—	—	—	—	—	127
Private credit	40	40	0.6	—	—	—	—	—	—	—	—	40
Real assets	21	21	0.3	—	—	—	—	—	—	—	—	21
Total alternative investments	188	188	2.6	—	—	—	—	—	—	—	—	188
Other investments	42	42	0.6	—	—	—	—	—	—	—	—	42
Total other investments	231	231	3.2	—	—	—	—	—	—	—	—	231
Total invested assets	$6,848	$7,132	100	—	—	—	$2,904	$956	$1,465	$1,163	$278	$364
(1)Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.

Equity Price Risk
Our other investment portfolio represented approximately 3% of total invested assets as of June 30, 2020, and primarily includes alternative investments in limited partnerships. We account for these investments under the equity method, and they typically report income on a one-quarter lag. During Second Quarter 2020, we recorded after-tax losses on these alternative investments of approximately $13 million, reflecting the market decline in the first quarter of 2020. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

Liquidity Risk
We ended the quarter with strong liquidity with short-term investments and cash of $371.1 million, which provides us significant financial flexibility should we see a slowdown in premium collections, or an acceleration of payments, including commissions and loss payments. Additionally, our investment portfolio remains highly-liquid as illustrated in the table below:

	June 30, 2020	December 31, 2019
Asset Category	Percentage of Invested Assets	Percentage of Invested Assets
Highly-liquid assets	72%	74%
Generally liquid assets, may become less liquid with market stress[1]	24	22
Generally illiquid assets[2]	4	4
Total	100%	100%
1These exposures are concentrated within CMBS, CLO and other ABS.
2These exposures include our alternative investments and other non-traded securities.

Indebtedness
Our long-term debt balance did not materially change from December 31, 2019. However, we significantly increased our short-term debt by $302 million during the first quarter of 2020 in light of the COVID-19-related volatility and uncertainty in the financial markets to increase liquidity and operating flexibility. We repaid the $50 million borrowing on our line of credit during Second Quarter 2020, and while we may refinance all or a portion of the borrowings below that are due in September 2020 until December 2020, we expect to repay all short-term borrowings before the end of 2020. The proceeds from the borrowings detailed in the table below, which were outstanding as of June 30, 2020, were invested in high-quality money market funds.

		June 30, 2020
($ in thousands)	Date of Maturity	Carrying Amount	Fair Value
Financial liabilities
Short-term debt
0.78% Borrowings from FHLBNY	9/14/2020	$100,000	100,085
0.68% Borrowings from FHLBNY	9/18/2020	85,000	85,051
0.58% Borrowings from FHLBI	12/14/2020	67,000	67,074
Total short-term debt		252,000	252,210

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

Except for internal controls over financial reporting related to the implementation of ASU 2016-13, Financial Instruments - Credit Losses, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Six Months 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management tested the design and operating effectiveness of internal controls over financial reporting related to the new processes regarding our allowances for credit losses and concluded they were effective.

We have not experienced any material impact to our internal control environment over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 current events to minimize the impact these events may have on our internal controls and their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of June 30, 2020, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors” below in Part II. “Other Information.”

ITEM 1A. RISK FACTORS.

Certain risk factors can have a significant impact on our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy, including without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. Our risk factors disclosed in Item 1A. “Risk Factors.” in our 2019 Annual Report remain accurate with the following addition:

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

•	Induced significant volatility in financial markets;

•	Decreased valuations in markets for equity, fixed income, and alternative investments in certain sectors;

•	Impacted individual income and business revenue, and increased the number of individuals and businesses experiencing financial distress with the potential for insolvency;

•	Decreased premium collections, late payment fees, and reinstatement fees;

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

•
To help our customers maintain insurance coverages, we are offering - sometimes in collaboration with or at the direction of our regulators - individualized payment flexibility and suspension of policy cancellations, late payment notices, and late or reinstatement fees. Customers afforded this treatment have until the later of 30 days or the end of the grace period established by the customers’ home state insurance commissioner.

•
In Second Quarter 2020, we offered a credit equal to 15% of insureds’ premiums for commercial automobile and personal automobile lines of insurance for April and May. This two-month premium credit was based on a limited amount of claims reporting data reflecting the impact of the COVID-19-related governmental directives on miles driven, which has reduced claims frequencies. We do not have traditional actuarial analysis to support these credits. The actual impact of the COVID-19-related governmental actions will not be fully known until some point in the future. Should the various governmental directives be extended or reinstated due to increased infection rates, it is possible that we will give further premium credit to our customers to the extent supported by further analysis. Based on the continued COVID-19-related economic impact, it is possible that state insurance commissioners may take other regulatory actions requiring premium credit in lines other than commercial and personal automobile, and we face the risk that we may be required to return more premium than is warranted by our filed rating plans and actual loss experience.

•
All of our commercial property and businessowners policies require direct physical loss of or damage to insured property by a covered cause of loss. Whether COVID-19-related contamination, the existence of a pandemic, and/or the resulting government shutdown orders cause physical loss of or damage to property is already the subject of much debate and litigation. We cannot predict the outcome of that litigation. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We offer some limited coverages that could apply in COVID-19-related claims and circumstances, primarily tied to clean-up and food-contamination that are subject to sub-limits. Approximately 95% of our commercial property and businessowners policies include the very specific and regulatory approved virus exclusion.

•
There currently are various public policy debates and legislative proposals at both the federal and state levels that would impose liability (including retroactively) for COVID-19-related business interruption losses on policies that do not provide such coverage terms. We cannot predict the outcome of such proposals, which may be influenced by media attention on and lobbying efforts by property and casualty insurance policyholders whose policies do not provide coverage for business interruption losses connected with the COVID-19-related governmental directives. We are aware of meritorious arguments that such proposals, if enacted, would be unconstitutional and impair future commercial activity. Nonetheless, if such proposals were enacted and upheld as constitutional, they would have a material impact on our profitability, liquidity, and overall financial condition.

•
Limited availability of medical resources could result in medical inflation and complicate, delay and/or extend medical treatment that could impact exposure on workers compensation, general liability, and personal and commercial automobile claims.

•
We may have increased workers compensation loss and loss expenses if policyholders' employees in high-risk roles of essential businesses contracted COVID-19 in the workplace. We may experience higher frequency of workers compensation claims, particularly if state legislative or executive order proposals are enacted that create presumptions that the contraction of COVID-19 by an essential business employee who interacted with the public is work-related. We also may see an extension of workers compensation benefits if employees do not have jobs to which they can return.

•
We may experience elevated loss frequency and severity related to our liability coverages from efforts by the plaintiffs’ bar to generate COVID-19-related claim activity that impacts our policyholders.

•
Loss frequency and severity could increase related to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the shelter-in-place and social distancing measures, such as arson and fraud.

•
Due to the COVID-19-related governmental orders, we may experience delayed reporting of losses, settlement negotiations, and trial of disputed claims that may disrupt our normal claims resolution processes and trends.

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

•
In response to the COVID-19 pandemic and recent increased catastrophic loss activity, the reinsurance industry is seeking to tighten contractual terms and conditions, reduce reinsurance capacity, and increase its pricing for insurance company purchases of reinsurance protection. Tightened terms and conditions include the introduction of new coverage exclusions, such as excluding losses related to communicable diseases, particularly for business interruption losses in property treaties and, to a lesser extent, in casualty treaties. We purchase a significant amount of reinsurance, including a property catastrophe reinsurance program and property and casualty excess of loss reinsurance treaties. To the extent we are exposed to losses on our primary policies that may now be excluded from coverage under our existing reinsurance treaties or in future renewal periods, we will face increased underwriting risk. The increased underwriting risk could increase our net loss and loss expenses and increase the volatility in our underwriting results. Decreased reinsurance capacity also would increase our underwriting risk if we are unable to fully place our existing reinsurance treaties upon renewal. If risk-adjusted reinsurance price increases are at rates higher than we are able to generate on the underlying insurance policies we sell, it will negatively impact our underwriting profitability and have a material adverse effect on our financial condition and results of operations.

Impact on our Investment Operations

•	The significant equity and debt financial market volatility from the COVID-19 pandemic and the related governmental orders may impact our net investment income due to the following:

•	Financial market volatility is reflected in our alternative investment portfolio performance;

•	A change in spreads on fixed income securities may create mark-to-market investment valuation losses and volatility in unrealized capital gains, which will impact GAAP equity;

•
OTTI losses may increase due to securities we intend to sell, as we give our third-party investment managers flexibility to take advantage of the spread widening in fixed income securities, particularly in asset classes more significantly impacted by COVID-19-related governmental directives and to which the Federal Reserve Board is providing liquidity and structural support; and

•	Economic inflation related to COVID-19 issues could be higher or lower than our expectations and impact our investment returns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2020:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
April 1 – 30, 2020	14	$46.97	—	—
May 1 - 31, 2020	13	48.15	—	—
June 1 - 30, 2020	1,040	51.39	—	—
Total	1,067	$51.29	—	—
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.

ITEM 6. EXHIBITS.

Exhibit No.
*11	Statement Re: Computation of Per Share Earnings.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	July 30, 2020	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	July 30, 2020	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)