Form 10-Q
period 2020-09-30
SELECTIVE INSURANCE GROUP INC
filed 2020-10-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                      Yes ☐       No ☒

As of October 16, 2020, there were 59,834,702 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2020	December 31, 2019
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $20,213 – 2020; $21,975 – 2019)	$19,111	20,800
Less: allowance for credit losses	(24)	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	19,087	20,800

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $7,180 – 2020; amortized cost: $6,097,973 – 2020 and $5,879,986 – 2019)	6,437,537	6,095,620

Commercial mortgage loans – at carrying value (fair value: $30,595 – 2020)	29,691	—
Less: allowance for credit losses	(217)	—
Commercial mortgage loans, net of allowance for credit losses	29,474	—

Equity securities – at fair value (cost: $158,045 – 2020; $72,061 – 2019)	151,824	72,937
Short-term investments (at cost which approximates fair value)	380,890	282,490
Other investments	258,648	216,807
Total investments (Note 4 and 6)	7,277,460	6,688,654
Cash	785	300
Restricted cash	15,110	7,675
Interest and dividends due or accrued	46,392	44,846

Premiums receivable	872,082	830,301
Less: allowance for credit losses (Note 7)	(21,000)	(6,400)
Premiums receivable, net of allowance for credit losses	851,082	823,901

Reinsurance recoverable	613,287	577,635
Less: allowance for credit losses (Note 8)	(1,831)	(4,400)
Reinsurance recoverable, net of allowance for credit losses	611,456	573,235

Prepaid reinsurance premiums	179,415	166,705
Current federal income tax	6,563	—
Deferred federal income tax	—	6,776
Property and equipment – at cost, net of accumulated depreciation and amortization of: $240,057 – 2020; $227,566 – 2019	78,443	77,409
Deferred policy acquisition costs	292,709	271,186
Goodwill	7,849	7,849
Other assets	147,662	128,614
Total assets	$9,514,926	8,797,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 9)	$4,293,276	4,067,163
Unearned premiums	1,650,549	1,523,167
Short-term debt (Note 5)	167,000	—
Long-term debt (Note 5)	550,566	550,597
Current federal income tax	—	2,987
Deferred federal income tax	20,400	—
Accrued salaries and benefits	93,076	126,753
Other liabilities	346,446	331,547
Total liabilities	$7,121,313	6,602,214

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$—	—
Authorized shares 5,000,000; no shares issued or outstanding
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 103,961,596 – 2020; 103,484,159 – 2019	207,923	206,968
Additional paid-in capital	438,874	418,521
Retained earnings	2,159,597	2,080,529
Accumulated other comprehensive income (Note 12)	187,090	81,750
Treasury stock – at cost (shares: 44,126,894 – 2020; 44,023,006 – 2019)	(599,871)	(592,832)
Total stockholders’ equity	$2,393,613	2,194,936
Commitments and contingencies
Total liabilities and stockholders’ equity	$9,514,926	8,797,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Net premiums earned	$694,541	653,620	1,976,915	1,928,812
Net investment income earned	68,185	55,826	158,596	164,949
Net realized and unrealized gains (losses):
Net realized investment gains on disposals	573	20,425	7,288	26,752
Unrealized gains (losses) on equity securities	4,338	(20,317)	(7,098)	(8,091)
Other-than-temporary impairment benefit (expense)	2,810	(2,291)	(24,486)	(3,366)
Total net realized and unrealized gains (losses)	7,721	(2,183)	(24,296)	15,295
Other income	6,119	3,162	12,627	8,535
Total revenues	776,566	710,425	2,123,842	2,117,591

Expenses:
Loss and loss expense incurred	447,802	398,675	1,252,075	1,166,238
Amortization of deferred policy acquisition costs	142,291	136,572	415,723	399,647
Other insurance expenses	89,530	90,234	269,477	261,975
Interest expense	7,781	7,397	23,310	26,289
Corporate expenses	3,905	6,369	19,310	28,345
Total expenses	691,309	639,247	1,979,895	1,882,494

Income before federal income tax	85,257	71,178	143,947	235,097

Federal income tax expense:
Current	17,412	13,805	25,948	44,344
Deferred	(2,030)	1,223	(1,295)	989
Total federal income tax expense	15,382	15,028	24,653	45,333

Net income	$69,875	56,150	119,294	189,764

Earnings per share:
Basic net income	$1.17	0.94	1.99	3.20

Diluted net income	$1.16	0.93	1.98	3.16

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income	$69,875	56,150	119,294	189,764

Other comprehensive income ("OCI"), net of tax:
Unrealized gains on investment securities:
Unrealized holding gains arising during period	29,889	27,168	104,771	174,483
Non-credit portion of other-than-temporary impairments ("OTTI") recognized in OCI	7,299	—	(14,751)	—
Amounts reclassified into net income:
Held-to-maturity securities	—	(2)	(5)	(26)
Net realized (gains) losses on disposals and intent-to-sell OTTI on available-for-sale ("AFS") securities	(406)	2,229	7,210	351
Credit loss (benefit) expense recognized in OTTI	(2,254)	—	6,328	—
Total unrealized gains on investment securities	34,528	29,395	103,553	174,808

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	596	525	1,787	1,574
Total defined benefit pension and post-retirement plans	596	525	1,787	1,574
Other comprehensive income	35,124	29,920	105,340	176,382
Comprehensive income	$104,999	86,070	224,634	366,146

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2020	2019	2020	2019
Common stock:
Beginning of period	$207,875	206,665	206,968	205,697
Dividend reinvestment plan	14	9	44	31
Stock purchase and compensation plans	34	169	911	1,115
End of period	207,923	206,843	207,923	206,843

Additional paid-in capital:
Beginning of period	435,019	407,382	418,521	390,315
Dividend reinvestment plan	401	366	1,216	1,095
Stock purchase and compensation plans	3,454	4,599	19,137	20,937
End of period	438,874	412,347	438,874	412,347

Retained earnings:
Beginning of period, as previously reported	2,103,629	1,968,374	2,080,529	1,858,414
Cumulative effect adjustment due to adoption of lease guidance, net of tax (Note 2)	—	—	—	342
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax (Note 2)	—	—	1,435	—
Balance at beginning of period, as adjusted	2,103,629	1,968,374	2,081,964	1,858,756
Net income	69,875	56,150	119,294	189,764
Dividends to stockholders	(13,907)	(12,025)	(41,661)	(36,021)
End of period	2,159,597	2,012,499	2,159,597	2,012,499

Accumulated other comprehensive income (loss):
Beginning of period	151,966	68,506	81,750	(77,956)
Other comprehensive income	35,124	29,920	105,340	176,382
End of period	187,090	98,426	187,090	98,426

Treasury stock:
Beginning of period	(599,814)	(591,383)	(592,832)	(584,668)
Acquisition of treasury stock	(57)	(1,356)	(7,039)	(8,071)
End of period	(599,871)	(592,739)	(599,871)	(592,739)
Total stockholders’ equity	$2,393,613	2,137,376	2,393,613	2,137,376

Dividends declared per share to stockholders	$0.23	0.20	0.69	0.60

Common stock, shares outstanding:
Beginning of period	59,811,742	59,328,108	59,461,153	58,948,554
Dividend reinvestment plan	7,026	4,738	21,900	15,650
Stock purchase and compensation plan	16,936	83,979	455,537	557,257
Acquisition of treasury stock	(1,002)	(17,256)	(103,888)	(121,892)
End of period	59,834,702	59,399,569	59,834,702	59,399,569

Selective Insurance Group, Inc. also has authorized, with no shares issued, 5,000,000 shares of preferred stock, with no par value, of which 300,000 shares have been designated Series A junior preferred stock, with no par value.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2020	2019
Operating Activities
Net income	$119,294	189,764

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,435	42,346
Stock-based compensation expense	13,935	15,857
Undistributed gains of equity method investments	(5,146)	(8,832)
Distributions in excess of current year income of equity method investments	3,136	2,267
Net realized and unrealized losses (gains)	24,296	(15,295)
Loss (gain) on disposal of fixed assets	17	(21)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	190,796	134,951
Increase in unearned premiums, net of prepaid reinsurance	114,672	122,460
(Increase) decrease in net federal income taxes	(10,775)	2,408
Increase in premiums receivable	(28,239)	(89,962)
Increase in deferred policy acquisition costs	(21,523)	(26,627)
Increase in interest and dividends due or accrued	(1,507)	(1,460)
Decrease in accrued salaries and benefits	(33,677)	(16,261)
Increase in other assets	(23,388)	(35,810)
(Decrease) increase in other liabilities	(5,443)	414
Net cash provided by operating activities	380,883	316,199

Investing Activities
Purchase of fixed income securities, available-for-sale	(1,373,226)	(1,330,827)
Purchase of commercial mortgage loans	(29,800)	—
Purchase of equity securities	(87,307)	(40,233)
Purchase of other investments	(61,051)	(41,248)
Purchase of short-term investments	(4,475,128)	(4,108,414)
Sale of fixed income securities, available-for-sale	411,263	461,825
Proceeds from commercial mortgage loans	109	—
Sale of short-term investments	4,377,024	4,106,643
Redemption and maturities of fixed income securities, held-to-maturity	1,646	10,062
Redemption and maturities of fixed income securities, available-for-sale	738,238	413,220
Sale of equity securities	1,320	125,302
Sale of other investments	3,879	18,016
Distributions from other investments	12,890	19,054
Purchase of property and equipment	(17,858)	(24,424)
Fixed asset disposals	—	35
Net cash used in investing activities	(498,001)	(390,989)

Financing Activities
Dividends to stockholders	(39,972)	(34,440)
Acquisition of treasury stock	(7,039)	(8,071)
Net proceeds from stock purchase and compensation plans	5,478	5,599
Proceeds from borrowings	487,000	355,757
Repayments of borrowings	(320,000)	(250,000)
Repayments of finance lease obligations	(429)	(811)
Net cash provided by financing activities	125,038	68,034
Net increase (decrease) in cash and restricted cash	7,920	(6,756)
Cash and restricted cash, beginning of year	7,975	16,919
Cash and restricted cash, end of period	$15,895	10,163

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Accounting Policies
(a) Basis of Presentation
The words "Company,” “we,” “us,” or “our” refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements (“Financial Statements”) in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These require us to make estimates and assumptions that affect the reported financial statement balances and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions between the Parent and its subsidiaries are eliminated in consolidation.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2020 (“Third Quarter 2020”) and September 30, 2019 (“Third Quarter 2019”) and the nine-month periods ended September 30, 2020 ("Nine Months 2020") and September 30, 2019 ("Nine Months 2019"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because results of operations for any interim period are not necessarily indicative of results for a full year, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”) filed with the SEC.

(b) Accounting Policies
We have made no material changes in the accounting policies disclosed in Note 2. "Summary of Significant Accounting Policies" in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report other than (i) those associated with our adoption of ASU 2016-13, Financial Instruments - Credit Losses ("CECL") in the first quarter of 2020 and (ii) our recent investment allocation to commercial mortgage loans ("CMLs"). The changes to our accounting policies are related to the following items: (i) Investments; (ii) Allowance for Uncollectible Premiums Receivable; and (iii) Allowance for Uncollectible Reinsurance Recoverable.

Investments

Fixed Income Securities
We have updated our policy associated with our review of fixed income securities for other-than-temporary impairments ("OTTI"), and we follow a two-step process:

    (i) We review our fixed income securities in an unrealized loss position to determine (i) if we have the intent to sell the security, or (ii) if it is more likely than not we will be required to sell the security before its anticipated recovery. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value. In writing down amortized cost, any amount previously recorded as an allowance for credit losses is reversed and any incremental impairment is recorded directly to earnings as OTTI.

    (ii) If we do not have either the intent or likely requirement to sell the security, we evaluate expected credit losses primarily by performing a discounted cash flow (“DCF”) analysis on each of our fixed income securities to determine if an allowance for credit loss is required. We incorporate the results of the DCF analysis on individual security holdings into our calculation of the allowance for credit losses as follows:

•For our held-to-maturity ("HTM") portfolio, the allowance for credit losses is the shortfall between amortized cost at the reporting date and the present value of future cash flows calculated in the DCF analysis.

•For our available-for-sale ("AFS") portfolio and fixed income securities included in our short-term investment portfolio, the allowance for credit losses is calculated in the same manner as for the HTM portfolio; but the allowance amount is limited to the difference between the security’s amortized cost and fair value, or the fair value floor. This treatment is appropriate, as we have the ability to recover the amortized cost of an AFS security either through (i) collection of the contractual cash flows or (ii) sale of the security.

Fair value declines on our AFS securities not recorded through OTTI are recognized in Accumulated other comprehensive income ("AOCI"), after tax.

Our DCF analyses calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information as well as forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. Model scenarios include a baseline assumption with projections for moderate economic expansion, an adverse assumption with projections for a weakening economy, and a severely adverse assumption with projections for a global recession. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring over the estimated contractual cash flows of our investment portfolio.

For additional information about the various assumptions we make, including the discount rates used in our DCF analyses, see Note 2. "Summary of Significant Accounting Policies" in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

The allowance for credit losses is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet, and is charged to earnings as credit loss expense, which is a component of "Other-than-temporary impairment benefit (expense)" within "Net realized and unrealized gains (losses)" on our Consolidated Statements of Income. The income statement treatment is consistent with how we accounted for credit losses prior to the adoption of CECL. Subsequent changes in the expected cash flows associated with a future period's updated DCF analysis, however, are recorded as an increase to (or reversal of) credit loss expense with the offset recorded to the allowance. We charge write-offs against the allowance when: (i) we determine the recovery of amortized cost to be uncollectible based on our evaluation of the financial condition of the issuer; (ii) we have the intent, or requirement, to sell a security for which an allowance for credit losses was previously established; or (iii) we sold a security for which an allowance for credit losses was previously established.

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
Commercial Mortgage Loans
Beginning in 2020, our investment portfolio contains an allocation to CMLs. As of September 30, 2020, CMLs accounted for less than 1% of our invested assets. CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through (i) direct originations under a loan syndication arrangement or (ii) a marketplace purchase. We record our investment in CMLs on the settlement date of the loan. Our CMLs are classified as held-for-investment and reported at amortized cost, net of the applicable allowance for credit losses, on our Consolidated Balance Sheet.

We evaluate our CMLs for expected credit loss under the same DCF methodology described above for fixed income securities. The discount rate used in this DCF model is either (i) the effective interest rate implicit in the CML at the date of acquisition for fixed rate investments, or (ii) the effective interest rate in effect as of the reporting date for non-fixed-rate CMLs.

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

Allowance for Uncollectible Premiums Receivable
We estimate an allowance for expected credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable, based on the effective year of the related policy, along with our historical receivable loss experience. We also contemplate expected macroeconomic conditions over the expected collection period, which are short-term in nature because the majority of the balances are collected within a year or two of policy issuance.

Expected credit losses on premiums receivable are charged to earnings as credit loss expense, which is a component of "Other insurance expenses" on our Consolidated Statements of Income, with an offsetting allowance recorded as a contra-asset reflected in the carrying value of the receivable. Subsequent changes in the allowance are recorded as an increase to (or reversal of) credit loss expense. We charge write-offs against the allowance when we determine the account to be uncollectible after considering information obtained from our collection efforts.

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

We estimate an allowance for expected credit losses on our outstanding reinsurance recoverable balance at each reporting date. Credit risk is mitigated to the extent we have obtained collateral. As part of our allowance calculation, we reduce the recoverable balance by the amount of the collateral. We then pool the uncollateralized balances by similar risk characteristics, including the financial strength rating of the reinsurer, and use a probability-of-default methodology to calculate the allowance. Historical default rates are sourced from AM Best and are coupled with severity assumptions in developing a baseline scenario. We then stress this scenario by incorporating forecasts of industry catastrophe losses and economic factors sourced through third-party data providers. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring.

Expected credit losses on reinsurance recoverable balances are charged to earnings as credit loss expense, which is a component of “Loss and loss expense incurred” on our Consolidated Statements of Income, with an offsetting allowance for the credit loss recorded as a contra-asset reflected in the carrying value of the recoverable balance. Subsequent changes in the allowance are recorded as an increase to (or reversal of) credit loss expense. We charge write-offs against the allowance when we determine the recoverable balance to be uncollectible after considering information obtained from our efforts to collect amounts due or through a review of the financial condition of the reinsurer.

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

We adopted this guidance on January 1, 2020, applied a modified retrospective approach for the adoption, and recorded a net cumulative-effect adjustment to increase the opening balance of 2020 retained earnings by $1.4 million, after tax. As prescribed in ASU 2016-13, we did not adjust the amortized cost basis of any securities for which we previously had recorded OTTI. The cumulative-effect increase to retained earnings represents the net adjustment required to (i) establish valuation allowances on our held-to-maturity ("HTM") debt securities and (ii) re-estimate valuation allowances on our premiums receivables and reinsurance recoverables under ASU 2016-13. See Note 1. "Basis of Presentation and Accounting Policies" of this Form 10-Q for accounting policy updates related to ASU 2016-13. Additionally, see Note 4. "Investments," Note 7. "Allowance for Uncollectible Premiums Receivable," and Note 8. "Reinsurance" of this Form 10-Q for additional information regarding credit losses related to the respective financial assets.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing certain disclosures, and modifying and adding disclosure requirements. The additional disclosure requirements include (i) the change in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements held at the end of the reporting period, and (ii) the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. We adopted the provisions related to removed disclosures in the fourth quarter of 2019 and adopted the remaining disclosure requirements in the first quarter of 2020. As it requires disclosure only, ASU 2018-13 has no impact on our financial condition or results of operations.

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

Pronouncements to be effective in the future
In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, ASU 2019-12 simplifies the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. ASU 2019-12 provides that all effects of a tax law change, including adjustment of the estimated annual effective tax rate, are recognized in the period of enactment.

For year-to-date losses in interim periods, an entity is required currently to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. When an interim period loss exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this limitation and an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2020	2019
Cash paid during the period for:
Interest	$24,449	19,261
Federal income tax	34,000	42,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,077	6,062
Operating cash flows from financing leases	13	12
Financing cash flows from finance leases	429	811

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	32,580	29,771
Corporate actions related to fixed income securities, HTM[1]	2,596	—
Corporate actions related to equity securities[1]	890	14,250
Assets acquired under finance lease arrangements	119	824
Assets acquired under operating lease arrangements	22,104	13,648
Non-cash purchase of property and equipment	9	108
1Examples of such corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported in the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2020	December 31, 2019
Cash	$785	300
Restricted cash	15,110	7,675
Total cash and restricted cash shown in the Statements of Cash Flows	$15,895	7,975

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information about our AFS securities as of September 30, 2020, and December 31, 2019, is as follows:

September 30, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$110,201	—	7,374	(46)	117,529
Foreign government	15,679	(7)	1,336	—	17,008
Obligations of states and political subdivisions	1,152,794	(15)	78,841	(164)	1,231,456
Corporate securities	2,154,302	(5,358)	157,689	(7,802)	2,298,831
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	942,627	(1,121)	18,274	(14,198)	945,582
Residential mortgage-backed securities ("RMBS")	1,122,678	(647)	61,259	(333)	1,182,957
Commercial mortgage-backed securities ("CMBS")	599,692	(32)	46,386	(1,872)	644,174
Total AFS fixed income securities	$6,097,973	(7,180)	371,159	(24,415)	6,437,537

December 31, 2019
($ in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$112,680	3,506	—	116,186
Foreign government	18,011	533	(2)	18,542
Obligations of states and political subdivisions	1,168,185	62,175	(270)	1,230,090
Corporate securities	1,866,881	81,906	(1,310)	1,947,477
CLO and other ABS	790,517	7,929	(5,434)	793,012
RMBS	1,409,003	43,421	(455)	1,451,969
CMBS	514,709	23,902	(267)	538,344
Total AFS fixed income securities	$5,879,986	223,372	(7,738)	6,095,620

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended September 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$28	—	(2)	(19)	—	7
Obligations of states and political subdivisions	17	9	(11)	—	—	15
Corporate securities	8,077	1,016	(3,455)	(265)	(15)	5,358
CLO and other ABS	1,389	—	(210)	(51)	(7)	1,121
RMBS	831	—	(157)	(27)	—	647
CMBS	53	—	(21)	—	—	32
Total AFS fixed income securities	$10,395	1,025	(3,856)	(362)	(22)	7,180

Nine Months ended September 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$—	26	—	(19)	—	7
Obligations of states and political subdivisions	—	15	—	—	—	15
Corporate securities	—	6,100	—	(659)	(83)	5,358
CLO and other ABS	—	1,237	—	(109)	(7)	1,121
RMBS	—	690	—	(43)	—	647
CMBS	—	32	—	—	—	32
Total AFS fixed income securities	$—	8,100	—	(830)	(90)	7,180

During 2020, we neither experienced any write-offs or recoveries of our AFS fixed income securities nor purchased any assets with credit deterioration, so these items are not included in the table above.

As disclosed in Note 1. "Basis of Presentation and Accounting Policies," we do not evaluate accrued interest on our AFS securities for credit impairment as we write-off these balances in a timely manner. As of September 30, 2020, accrued interest on AFS securities amounted to $45.3 million and we did not record any write-offs of accrued interest during 2020.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

September 30, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$4,855	(46)	—	—	4,855	(46)
Obligations of states and political subdivisions	15,929	(164)	—	—	15,929	(164)
Corporate securities	100,989	(7,444)	2,695	(358)	103,684	(7,802)
CLO and other ABS	302,492	(7,804)	149,893	(6,394)	452,385	(14,198)
RMBS	55,128	(300)	2,316	(33)	57,444	(333)
CMBS	80,308	(1,320)	14,342	(552)	94,650	(1,872)
Total AFS fixed income securities	$559,701	(17,078)	169,246	(7,337)	728,947	(24,415)

December 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
Foreign government	$1,416	(2)	—	—	1,416	(2)
Obligations of states and political subdivisions	35,838	(270)	—	—	35,838	(270)
Corporate securities	84,832	(480)	20,182	(830)	105,014	(1,310)
CLO and other ABS	205,191	(1,938)	204,385	(3,496)	409,576	(5,434)
RMBS	126,089	(425)	5,375	(30)	131,464	(455)
CMBS	62,893	(264)	828	(3)	63,721	(267)
Total AFS fixed income securities	$516,259	(3,379)	230,770	(4,359)	747,029	(7,738)

We currently do not intend to sell any of the securities in the tables above, nor is it likely we will be required to sell any of them. After considering these factors and our review of these securities under our methodology for analyzing OTTI, we have concluded that they are temporarily impaired because we believe (i) they will mature at par value, (ii) they have not incurred a credit impairment, and (iii) future values of these securities will fluctuate with changes in interest rates. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

The COVID-19-related governmental orders have caused uncertainty and volatility in the financial markets. While market conditions improved during Third Quarter 2020, gross unrealized losses on our AFS fixed income securities portfolio increased to $24.4 million at September 30, 2020, from $7.7 million at December 31, 2019. This increase was driven by widening credit spreads as a result of the uncertainty in the marketplace, and was partially offset by a significant decline in benchmark United States Treasury rates.

(c) Fixed income securities at September 30, 2020, are shown below by contractual maturity. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$336,142	1,456	1,490
Due after one year through five years	3,714,414	15,131	16,293
Due after five years through 10 years	1,960,132	2,500	2,430
Due after 10 years	426,849	—	—
Total fixed income securities	$6,437,537	19,087	20,213

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2020			December 31, 2019
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$146,810	110,173	256,983	118,352	93,138	211,490
Private credit	49,254	96,131	145,385	42,532	105,340	147,872
Real assets	21,859	19,070	40,929	23,256	20,741	43,997
Total alternative investments	217,923	225,374	443,297	184,140	219,219	403,359
Other securities	40,725	—	40,725	32,667	—	32,667
Total other investments	$258,648	225,374	484,022	216,807	219,219	436,026
1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments stated above; but we do not have a future obligation to fund losses or debts on behalf of these investments. We have not provided any non-contractual financial support at any time during 2020 or 2019.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the gross summarized financial statement information for these investments for the three-month and nine-month periods ended June 30, and (ii) the portion of these results that are included in our Third Quarter results:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2020	2019	2020	2019
Net investment (loss) income	$83.4	(14.0)	92.9	10.1
Realized (losses) gains	731.3	121.1	1,075.0	370.4
Net change in unrealized appreciation (depreciation)	2,230.4	1,739.4	571.6	4,517.4
Net income	$3,045.1	1,846.5	1,739.5	4,897.9
Insurance Subsidiaries’ alternative investments income	$18.7	5.2	8.9	13.0

As noted above, the majority of our alternative investments report their results to us on a one-quarter lag, so the $18.7 million of gains in the table above reflects the improvement in the financial markets during the second quarter of 2020.

(e) Certain Insurance Subsidiaries, as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"), have pledged certain AFS fixed income securities as collateral. To comply with insurance laws, certain Insurance Subsidiaries also had certain securities deposited with various state and regulatory agencies at September 30, 2020. We retain all rights regarding all securities pledged as collateral. The following table summarizes the market value of these securities at September 30, 2020:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.7	22.7
Obligations of states and political subdivisions	—	—	5.1	5.1
RMBS	133.0	205.2	—	338.2
CMBS	7.2	36.7	—	43.9
Total pledged as collateral	$140.2	241.9	27.8	409.9

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2020, or December 31, 2019.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Fixed income securities	$51,285	50,749	152,617	150,689
CMLs	245	—	463	—
Equity securities	1,948	1,885	5,523	5,265
Short-term investments	244	1,410	1,830	5,213
Other investments	18,671	5,267	9,167	13,421
Investment expenses	(4,208)	(3,485)	(11,004)	(9,639)
Net investment income earned	$68,185	55,826	158,596	164,949

The increase in net investment income earned in Third Quarter 2020 compared to Third Quarter 2019 was driven by our alternative investments in our other investments portfolio, and reflect the improvement in the equity markets from the second quarter of 2020, as our results on these holdings are recorded on a one-quarter lag.

The decrease in net investment income earned Nine Months 2020 compared to Nine Months 2019 was driven by our alternative investments within our other investments portfolio, and reflects deterioration in the equity markets related to the financial market volatility that existed in the year due to COVID-19.

(h) The following table summarizes OTTI by asset type for the periods indicated:

	Quarter ended September 30,
	2020			2019
($ in thousands)	Credit Loss Benefit (Expense)	Other Impairment Expense	Recognized in Earnings	Recognized in Earnings
HTM fixed income securities:
Corporate securities	$3	—	3	—
Total HTM fixed income securities	3	—	3	—
AFS fixed income securities:
Foreign government	3	—	3	—
Obligations of states and political subdivisions	2	—	2	—
Corporate securities	2,454	—	2,454	(1,681)
CLO and other ABS	217	(44)	173	—
RMBS	157	—	157	—
CMBS	21	—	21	—
Total AFS fixed income securities	2,854	(44)	2,810	(1,681)
CMLs	(2)	—	(2)	—
Short term investments	(1)	—	(1)	—
Other investments	—	—	—	(610)
Total OTTI benefit (expense)	$2,854	(44)	2,810	(2,291)

	Nine Months ended September 30,
	2020			2019
($ in thousands)	Credit Loss (Expense) Benefit	Other Impairment Expense	Recognized in Earnings	Recognized in Earnings
HTM fixed income securities:
Corporate securities	$4	—	4	—
Total HTM fixed income securities	4	—	4	—
AFS fixed income securities:
U.S. government and government agencies	—	(14)	(14)	—
Foreign government	(25)	—	(25)	—
Obligations of states and political subdivisions	(15)	(62)	(77)	(65)
Corporate securities	(6,018)	(12,103)	(18,121)	(2,455)
CLO and other ABS	(1,230)	(2,137)	(3,367)	—
RMBS	(690)	(91)	(781)	—
CMBS	(32)	(1,852)	(1,884)	—
Total AFS fixed income securities	(8,010)	(16,259)	(24,269)	(2,520)
CMLs	(220)	—	(220)	—
Short-term investments	(1)	—	(1)	—
Other investments	—	—	—	(846)
Total OTTI expense	$(8,227)	(16,259)	(24,486)	(3,366)

OTTI amounted to $24.5 million in Nine Months 2020 and included $16.3 million of impairments on securities we intended to sell to provide our investment managers flexibility to trade and optimize our investment portfolio in the COVID-19-related market volatility and uncertainty. The remaining $8.2 million of OTTI in Nine Months 2020 related to our allowance for credit losses and included an approximate $2.9 million reduction of this allowance in Third Quarter 2020 from improving market conditions during the quarter as compared to June 30, 2020.

(i) Net realized and unrealized gains and losses (excluding OTTI) for Third Quarter 2020 and 2019 included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Net realized gains (losses) on the disposals of securities:
Fixed income securities	$561	(1,141)	7,137	2,063
CMLs	1	—	2	—
Equity securities	—	21,602	(3)	24,733
Short-term investments	11	(36)	157	(21)
Other investments	—	—	(5)	(23)
Net realized gains (losses) on the disposal of securities	573	20,425	7,288	26,752
OTTI benefit (expense)	2,810	(2,291)	(24,486)	(3,366)
Net realized gains (losses)	3,383	18,134	(17,198)	23,386
Unrealized gains (losses) recognized in income on equity securities	4,338	(20,317)	(7,098)	(8,091)
Total net realized and unrealized investment gains (losses)	$7,721	(2,183)	$(24,296)	15,295

During Third Quarter 2020, the $9.9 million increase in net realized and unrealized investment gains was primarily driven by the improvements in the allowance for credit losses on our AFS fixed income securities as discussed above. Excluding OTTI, realized and unrealized gains and losses were impacted in Third Quarter 2020 by improvements in market conditions that resulted in unrealized gains on our equity portfolio. In the comparable quarter last year, we sold a significant portion of our public equity securities, realizing net gains of $21.6 million. These realized gains were substantially offset by the reversal of previously-recorded unrealized gains related to the securities sold, which accounted for $21.4 million of the $20.3 million reduction in the table above.

For Nine Months 2020, net realized and unrealized investment losses were $24.3 million, compared to net gains of $15.3 million for Nine Months 2019. This fluctuation was driven by the increase in OTTI expense discussed above, coupled with the decrease in realized gains on the disposal of securities, which were higher last year due to the referenced public equity sales.

Unrealized gains (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at September 30, 2020	$4,338	1,109	(7,101)	1,805
On securities sold in each respective period	—	(21,426)	3	(9,896)
Total unrealized gains (losses) recognized in income on equity securities	$4,338	(20,317)	(7,098)	(8,091)

The components of net realized gains on disposals of securities for the periods indicated were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
HTM fixed income securities
Gains	$1	—	2	1
Losses	—	—	—	(15)
AFS fixed income securities
Gains	2,955	1,078	14,770	5,565
Losses	(2,395)	(2,219)	(7,635)	(3,488)
CMLs
Gains	1	—	2	—
Losses	—	—	—	—
Equity securities
Gains	—	21,630	—	24,868
Losses	—	(28)	(3)	(135)
Short-term investments
Gains	18	2	355	18
Losses	(7)	(38)	(198)	(39)
Other investments
Gains	—	—	—	7
Losses	—	—	(5)	(30)
Total net realized gains on disposals of securities	$573	20,425	7,288	26,752

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold.

NOTE 5. Indebtedness
The table below provides a summary of our outstanding debt at September 30, 2020, and December 31, 2019:

Outstanding Debt	Issuance Date	Maturity Date	Interest Rate	Original Amount	2020		Carry Value
($ in thousands)					Unamortized Issuance Costs	Debt Discount	September 30, 2020	December 31, 2019
Description
Short-term
Issuance:
FHLBNY	9/14/2020	11/16/2020	0.36%	100,000	—	—	100,000	—
FHLBI	3/19/2020	12/14/2020	0.58%	67,000	—	—	67,000	—
Total short-term debt					—	—	167,000	—

Other Outstanding:
FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	25,000	25,000
FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	25,000	25,000
Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	329	505	99,166	99,125
Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	170	87	49,743	49,725
Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	2,986	5,781	291,233	291,010

Finance lease obligations							424	737
Total long-term debt					3,485	6,373	550,566	550,597

Total debt					3,485	6,373	717,566	550,597

Our long-term debt balance was level with December 31, 2019. We, however, increased our short-term debt by $302 million during the first quarter of 2020 as a contingency in light of the COVID-19-related volatility and uncertainty in the financial markets. We repaid the $50 million line of credit in May 2020, and the $85 million FHLBNY borrowing in September 2020. The remaining $167 million short-term borrowings are still outstanding as of September 30, 2020. The proceeds from these short-term borrowings were invested in high-quality money market funds, and for the most part, were made to increase liquidity and operating flexibility.

Our short-term borrowings through Nine Months 2020 consisted of the following:

•On February 18, 2020, Selective Insurance Company of America (“SICA”) borrowed short-term funds of $85 million from the FHLBNY at an interest rate of 1.81%. This borrowing was refinanced upon its maturity on March 18, 2020, at a lower interest rate of 0.68%. This borrowing was repaid on September 18, 2020.

•On March 12, 2020, SICA borrowed $100 million from the FHLBNY at an interest rate of 0.78%. This borrowing was refinanced upon its maturity on September 14, 2020, at a lower interest rate of 0.36%. This borrowing matures on November 16, 2020.

•On March 19, 2020, Selective Insurance Company of South Carolina ("SISC") and Selective Insurance Company of the Southeast ("SISE") borrowed $39 million and $28 million, respectively, from the FHLBI at an interest rate of 0.58%. These borrowings mature on December 14, 2020.

•On March 24, 2020, the Parent borrowed $50 million on its line of credit issued by the Bank of Montreal at an interest rate of 2.244%. This borrowing was repaid on May 8, 2020.

The remaining $167 million in short-term borrowings are contractually due in the fourth quarter of 2020, and we expect to repay them by year-end. As of September 30, 2020, we were compliant with our required financial debt covenants under the line of credit.

For additional information on our indebtedness and debt covenants, see Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

NOTE 6. Fair Value Measurements
We primarily measure the financial assets in our investment portfolio at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Short-term debt:
0.36% Borrowings from FHLBNY	$100,000	100,005	—	—
0.58% Borrowings from FHLBI	67,000	67,050	—	—
Total short-term debt	167,000	167,055	—	—

Long-term debt:
7.25% Senior Notes	49,913	67,350	49,910	66,365
6.70% Senior Notes	99,495	130,651	99,480	123,104
5.375% Senior Notes	294,219	365,756	294,157	357,025
1.61% borrowings from FHLBNY	25,000	25,255	25,000	24,901
1.56% borrowings from FHLBNY	25,000	25,269	25,000	24,875
3.03% borrowings from FHLBI	60,000	67,972	60,000	63,002
Subtotal long-term debt	553,627	682,253	553,547	659,272
Unamortized debt issuance costs	(3,485)		(3,687)
Finance lease obligations	424		737
Total long-term debt	$550,566		550,597

For more information about our short-term borrowings, refer to Note 5. "Indebtedness." For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2020, and December 31, 2019:

September 30, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$117,529	43,287	74,242	—
Foreign government	17,008	—	17,008	—
Obligations of states and political subdivisions	1,231,456	—	1,228,602	2,854
Corporate securities	2,298,831	—	2,261,195	37,636
CLO and other ABS	945,582	—	900,862	44,720
RMBS	1,182,957	—	1,182,957	—
CMBS	644,174	—	644,174	—
Total AFS fixed income securities	6,437,537	43,287	6,309,040	85,210
Equity securities:
Common stock[1]	150,153	103,603	—	—
Preferred stock	1,671	1,671	—	—
Total equity securities	151,824	105,274	—	—
Short-term investments	380,890	379,317	1,573	—
Total assets measured at fair value	$6,970,251	527,878	6,310,613	85,210

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,186	41,083	75,103	—
Foreign government	18,542	—	18,542	—
Obligations of states and political subdivisions	1,230,090	—	1,230,090	—
Corporate securities	1,947,477	—	1,930,426	17,051
CLO and other ABS	793,012	3,635	772,343	17,034
RMBS	1,451,969	—	1,451,969	—
CMBS	538,344	—	538,344	—
Total AFS fixed income securities	6,095,620	44,718	6,016,817	34,085
Equity securities:
Common stock[1]	69,900	32,145	—	—
Preferred stock	3,037	3,037	—	—
Total equity securities	72,937	35,182	—	—
Short-term investments	282,490	265,306	17,184	—
Total assets measured at fair value	$6,451,047	345,206	6,034,001	34,085
1Investments amounting to $46.6 million at September 30, 2020, and $37.8 million at December 31, 2019, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Nine Months 2020 and Nine Months 2019:

September 30, 2020
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	(36)	(2,415)	732	(1,719)
Net realized and unrealized (losses) gains	—	(456)	(247)	(703)
Net investment income earned	—	—	3	3
Purchases	—	19,002	11,751	30,753
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(138)	(1,030)	(1,168)
Transfers into Level 3	2,890	4,592	26,401	33,883
Transfers out of Level 3	—	—	(9,924)	(9,924)
Fair value, September 30, 2020	2,854	37,636	44,720	85,210

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(456)	(247)	(703)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(36)	(2,415)	732	(1,719)

September 30, 2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(69)	(14)	(83)
Net investment income earned	—	244	244
Purchases	—	18,404	18,404
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(105)	(105)
Transfers into Level 3	16,419	13,603	30,022
Transfers out of Level 3	—	(19,662)	(19,662)
Fair value, September 30, 2019	16,350	19,879	36,229

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	—	—

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2020, and December 31, 2019:

September 30, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,849	—	4,849	—
Corporate securities	15,364	—	15,364	—
Total HTM fixed income securities	$20,213	—	20,213	—

CMLs	$30,595	—	2,540	28,055

Financial Liabilities
Short-term debt:
0.36% Borrowings from FHLBNY	$100,005	—	100,005	—
0.58% Borrowings from FHLBI	67,050	—	67,050	—
Total short-term debt	$167,055	—	167,055	—

Long-term debt:
7.25% Senior Notes	$67,350	—	67,350	—
6.70% Senior Notes	130,651	—	130,651	—
5.375% Senior Notes	365,756	—	365,756	—
1.61% borrowings from FHLBNY	25,255	—	25,255	—
1.56% borrowings from FHLBNY	25,269	—	25,269	—
3.03% borrowings from FHLBI	67,972	—	67,972	—
Total long-term debt	$682,253	—	682,253	—

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,921	—	4,921	—
Corporate securities	17,054	—	17,054	—
Total HTM fixed income securities	$21,975	—	21,975	—

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,365	—	66,365	—
6.70% Senior Notes	123,104	—	123,104	—
5.375% Senior Notes	357,025	—	357,025	—
1.61% borrowings from FHLBNY	24,901	—	24,901	—
1.56% borrowings from FHLBNY	24,875	—	24,875	—
3.03% borrowings from FHLBI	63,002	—	63,002	—
Total long-term debt	$659,272	—	659,272	—

NOTE 7. Allowance for Uncollectible Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

($ in thousands)	Quarter ended September 30, 2020	Nine Months ended September 30, 2020
Balance at beginning of period	$21,000	$6,400
Cumulative effect adjustment[1]	—	1,058
Balance at beginning of period, as adjusted	$21,000	$7,458
Current period provision for expected credit losses	802	16,369
Write-offs charged against the allowance for credit losses	(996)	(3,272)
Recoveries	194	445
Allowance for credit losses, end of period	$21,000	$21,000
1See Note 2. "Adoption of Accounting Pronouncements" above for additional information regarding our adoption of ASU 2016-13.

In Nine Months 2020, we recognized an additional allowance for credit losses of $13.5 million, net of write-offs and recoveries. We based this increase on an evaluation of the recoverability of our premiums receivable in light of (i) the billing accommodations we announced during the first quarter of 2020, and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. The billing accommodations included individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees.

NOTE 8. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following table provides (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2020:

	September 30, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers[1]
A++	$23,497	$230	$23,727
A+	251,341	3,102	254,443
A	103,560	1,569	105,129
A-	115,196	—	115,196
B++	95	288	383
B+	10	—	10
Total rated reinsurers	$493,699	$5,189	$498,888

Non-rated reinsurers
Federal and state pools	$111,399	$—	$111,399
Other than federal and state pools	2,919	81	3,000
Total non-rated reinsurers	$114,318	$81	$114,399

Total reinsurance recoverable, gross	$608,017	$5,270	$613,287
Less: allowance for credit losses[2]			(1,831)
Total reinsurance recoverable, net			$611,456
1Credit ratings as of September 30, 2020.
2Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

We evaluate our estimate of expected credit losses through the methodology outlined in Note 1. “Basis of Presentation and Accounting Policies” above.

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended September 30, 2020	Nine Months ended September 30, 2020
Balance at beginning of period	$2,396	$4,400
Cumulative effect adjustment[1]	—	(2,903)
Balance at beginning of period, as adjusted	$2,396	$1,497
Current period provision for expected credit losses	(565)	334
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$1,831	$1,831
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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Premiums written:
Direct	$839,275	785,680	$2,420,350	2,359,441
Assumed	5,450	6,882	17,902	18,770
Ceded	(125,217)	(115,634)	(346,665)	(326,939)
Net	$719,508	676,928	$2,091,587	2,051,272
Premiums earned:
Direct	$803,957	752,872	$2,292,495	2,221,257
Assumed	6,147	6,356	18,375	18,660
Ceded	(115,563)	(105,608)	(333,955)	(311,105)
Net	$694,541	653,620	$1,976,915	1,928,812
Loss and loss expenses incurred:
Direct	$530,192	437,617	$1,407,000	1,297,975
Assumed	4,232	4,362	13,430	13,975
Ceded	(86,622)	(43,304)	(168,355)	(145,712)
Net	$447,802	398,675	$1,252,075	1,166,238

Direct premiums written ("DPW") increased in Third Quarter 2020 and Nine Months 2020 compared to Third Quarter 2019 and Nine Months 2019, respectively. Nine Months 2020 was reduced by a $75 million return audit and mid-term endorsement premium accrual recorded during the first quarter of 2020. This accrual reflects a premium reduction due to lower payroll and sales exposures on the workers compensation and general liability lines of business resulting from the economic impacts of the COVID-19 pandemic. In addition, DPW for Nine Months 2020 was reduced by a $19.7 million premium credit to our personal and commercial automobile policyholders. Because of the unprecedented nature of the COVID-19-related governmental directives and the associated expected short-term favorable claims frequency impact, we obtained regulatory approval during April to provide this premium credit to our personal and commercial automobile customers. The premium credit to customers with in-force policies was equivalent to 15% of their April and May premiums.

The $19.7 million of personal and commercial auto premium actions impacted DPW and direct premiums earned. Because lower exposures drove the reduction in premium, there was a reduction in direct loss and loss expenses incurred. The reduction in direct loss and loss expenses incurred for the premium credit was $13.3 million in casualty lines and $6.4 million in non-catastrophe property losses. Direct loss and loss expenses in Nine Months 2020 were impacted by $10.0 million in ultimate net losses estimated and recorded in the first quarter of 2020 for losses related to a small portion of our policies that provide a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health.

COVID-19 Impact	Quarter ended September 30, 2020			Nine Months ended September 30, 2020
($ in thousands)	Premium Audit	Premium Credit	Total	Premium Audit	Property IBNR	Premium Credit	Total
DPW	$—	—	—	$(75,000)	—	(19,740)	(94,740)
Direct premiums earned	(16,303)	—	(16,303)	(64,636)	—	(19,740)	(84,376)
Direct loss and loss expenses incurred	(9,468)	—	(9,468)	(37,541)	10,000	(19,740)	(47,281)

Direct and ceded loss and loss expenses incurred in Third Quarter and Nine Months 2020 also were impacted by increased catastrophe losses, due to the severity of the storms and individual claims that met the retention of our property excess of loss treaty. Catastrophe losses were $79.5 million in Third Quarter 2020, compared to $24.2 million in Third Quarter 2019, and $195.9 million in Nine Months 2020, compared to $74.5 million in Nine Months 2019.

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our flood premiums, losses, and loss expenses are as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Ceded premiums written	$(77,318)	(74,863)	$(213,592)	(206,451)
Ceded premiums earned	(68,427)	(65,846)	(202,656)	(191,914)
Ceded loss and loss expenses incurred	(48,132)	(27,459)	(66,219)	(62,208)

NOTE 9. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Nine Months ended September 30,
($ in thousands)	2020	2019
Gross reserve for loss and loss expense, at beginning of year	$4,067,163	3,893,868
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	547,066	537,388
Net reserve for loss and loss expense, at beginning of year	3,520,097	3,356,480
Incurred loss and loss expense for claims occurring in the:
Current year	1,295,285	1,200,878
Prior years	(43,210)	(34,640)
Total incurred loss and loss expense	1,252,075	1,166,238
Paid loss and loss expense for claims occurring in the:
Current year	421,981	384,436
Prior years	646,974	631,589
Total paid loss and loss expense	1,068,955	1,016,025
Net reserve for loss and loss expense, at end of period	3,703,217	3,506,693
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	590,059	548,938
Gross reserve for loss and loss expense at end of period	$4,293,276	4,055,631
1Includes an adjustment of $2.9 million related to our adoption of ASU 2016-13. Refer to Note 2. "Adoption of Accounting Pronouncements" for additional information.

Our current year incurred losses of $1,295.3 million were impacted by catastrophe losses that were $195.9 million in Nine Months 2020, compared to $74.5 million in Nine Months 2019. In addition, the current year incurred losses include ultimate net losses of $10.0 million for COVID-19-related losses related to a small portion of our policies that provide a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health. As of September 30, 2020, we have not incurred losses related to this exposure and the $10.0 million in ultimate net losses remains all IBNR. In most instances COVID-19 does not cause a direct physical loss to property, so we do not expect material business interruption losses from COVID-19 given the terms, conditions, and exclusions of our policies. Our practice has been to include or attach to all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss.

Prior year reserve development in Nine Months 2020 was favorable by $43.2 million, which included $50.0 million of casualty reserve development that was partially offset by $6.8 million of unfavorable property reserve development. The favorable casualty reserve development included $40.0 million of development in our workers compensation lines of business and $20.0 million in our general liability line of business, partially offset by $10.0 million of unfavorable reserve development in our commercial automobile line of business.

Prior year reserve development in Nine Months 2019 was favorable by $34.6 million, which was driven by casualty reserve development of $41.0 million that was partially offset by $6.4 million of unfavorable property reserve development. The favorable casualty reserve development included $33.0 million in our workers compensation line of business and $10.0 million in our general liability line of business that was partially offset by $2.0 million of unfavorable reserve development in our personal automobile line of business.

NOTE 10. Segment Information
We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income, are also included in our Investment segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$160,937	141,182	449,162	408,706
Workers compensation	75,595	75,478	204,207	232,657
General liability	181,459	169,084	509,312	495,402
Commercial property	97,997	89,215	287,279	262,418
Businessowners policies	27,605	26,371	82,157	78,624
Bonds	9,226	8,990	28,075	26,861
Other	5,266	4,841	15,477	14,326
Miscellaneous income	5,521	2,782	11,107	7,544
Total Standard Commercial Lines revenue	563,606	517,943	1,586,776	1,526,538
Standard Personal Lines:
Net premiums earned:
Personal automobile	42,458	43,226	123,134	129,777
Homeowners	31,395	31,529	94,537	95,672
Other	2,123	1,983	6,066	5,709
Miscellaneous income	598	380	1,520	991
Total Standard Personal Lines revenue	76,574	77,118	225,257	232,149
E&S Lines:
Net premiums earned:
Casualty lines	43,650	47,171	130,444	136,455
Property lines	16,830	14,550	47,065	42,205
Total E&S Lines revenue	60,480	61,721	177,509	178,660
Investments:
Net investment income	68,185	55,826	158,596	164,949
Net realized and unrealized investment gains (losses)	7,721	(2,183)	(24,296)	15,295
Total Investments revenue	75,906	53,643	134,300	180,244
Total revenues	$776,566	710,425	2,123,842	2,117,591

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Standard Commercial Lines:
Underwriting gain, before federal income tax	$42,718	30,016	76,574	92,974
Underwriting gain, after federal income tax	33,746	23,713	60,493	73,450
Combined ratio	92.3%	94.2	95.1	93.9
ROE contribution	5.7	4.5	3.5	5.0

Standard Personal Lines:
Underwriting (loss) gain, before federal income tax	$(14,404)	(631)	(20,342)	7,074
Underwriting (loss) gain, after federal income tax	(11,379)	(499)	(16,070)	5,588
Combined ratio	119.0%	100.8	109.1	96.9
ROE contribution	(1.9)	(0.1)	(0.9)	0.4

E&S Lines:
Underwriting (loss) gain, before federal income tax	$(7,277)	1,916	(3,965)	9,439
Underwriting (loss) gain, after federal income tax	(5,748)	1,514	(3,132)	7,457
Combined ratio	112.0%	96.9	102.2	94.7
ROE contribution	(1.0)	0.3	(0.2)	0.5

Investments:
Net investment income	$68,185	55,826	158,596	164,949
Net realized and unrealized investment gains (losses)	7,721	(2,183)	(24,296)	15,295
Total investment segment income, before federal income tax	75,906	53,643	134,300	180,244
Tax on investment segment income	14,676	10,884	24,338	34,733
Total investment segment income, after federal income tax	$61,230	42,759	109,962	145,511
ROE contribution of after-tax net investment income	9.4	8.6	7.5	9.1

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Underwriting gain
Standard Commercial Lines	$42,718	30,016	76,574	92,974
Standard Personal Lines	(14,404)	(631)	(20,342)	7,074
E&S Lines	(7,277)	1,916	(3,965)	9,439
Investment income	75,906	53,643	134,300	180,244
Total all segments	96,943	84,944	186,567	289,731
Interest expense	(7,781)	(7,397)	(23,310)	(26,289)
Corporate expenses	(3,905)	(6,369)	(19,310)	(28,345)
Income, before federal income tax	$85,257	71,178	143,947	235,097

NOTE 11. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). SICA also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information about SICA's retirement plans, see Note 14. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Net Periodic Pension Cost (Benefit):
Interest cost	$2,828	3,376	8,484	10,129
Expected return on plan assets	(5,477)	(5,278)	(16,430)	(15,835)
Amortization of unrecognized net actuarial loss	704	644	2,112	1,931
Total net periodic pension cost (benefit)[1]	$(1,945)	(1,258)	(5,834)	(3,775)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30,
	2020	2019
Weighted-Average Expense Assumptions:
Discount rate	3.33%	4.46%
Effective interest rate for calculation of interest cost	2.95	4.12
Expected return on plan assets	5.80	6.50

NOTE 12. Comprehensive Income
The following are the components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2020 and 2019 :

Third Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$85,257	15,382	69,875
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	37,836	7,947	29,889
Non-credit portion of OTTI recognized in OCI	9,239	1,940	7,299
Amounts reclassified into net income:
HTM securities	(1)	(1)	—
Realized gains on disposals and intent-to-sell OTTI on AFS securities	(515)	(109)	(406)
Credit loss benefit recognized in OTTI	(2,853)	(599)	(2,254)
Total unrealized gains on investment securities	43,706	9,178	34,528
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	754	158	596
Total defined benefit pension and post-retirement plans	754	158	596
Other comprehensive income	44,460	9,336	35,124
Comprehensive income	$129,717	24,718	104,999

Third Quarter 2019
($ in thousands)	Gross	Tax	Net
Net income	$71,178	15,028	56,150
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	34,392	7,224	27,168
Amounts reclassified into net income:
HTM securities	(3)	(1)	(2)
Realized losses on disposals and OTTI of AFS securities	2,821	592	2,229
Total unrealized gains on investment securities	37,210	7,815	29,395
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	665	140	525
Total defined benefit pension and post-retirement plans	665	140	525
Other comprehensive income	37,875	7,955	29,920
Comprehensive income	$109,053	22,983	86,070

Nine Months 2020
($ in thousands)	Gross	Tax	Net
Net income	$143,947	24,653	119,294
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	132,623	27,852	104,771
Non-credit portion of OTTI recognized in OCI	(18,672)	(3,921)	(14,751)
Amounts reclassified into net income:
HTM securities	(7)	(2)	(5)
Realized losses on disposals and intent-to-sell OTTI on AFS securities	9,126	1,916	7,210
Credit loss expense recognized in OTTI	8,010	1,682	6,328
Total unrealized gains on investment securities	131,080	27,527	103,553
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	2,261	474	1,787
Total defined benefit pension and post-retirement plans	2,261	474	1,787
Other comprehensive income	133,341	28,001	105,340
Comprehensive income	$277,288	52,654	224,634

Nine Months 2019
($ in thousands)	Gross	Tax	Net
Net income	$235,097	45,333	189,764
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	220,864	46,381	174,483
Amounts reclassified into net income:
HTM securities	(33)	(7)	(26)
Realized losses on disposals and OTTI of AFS securities	444	93	351
Total unrealized gains on investment securities	221,275	46,467	174,808
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,993	419	1,574
Total defined benefit pension and post-retirement plans	1,993	419	1,574
Other comprehensive income	223,268	46,886	176,382
Comprehensive income	$458,365	92,219	366,146

The following are the balances and changes in each component of AOCI (net of taxes) as of September 30, 2020:

September 30, 2020					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized Gains (Losses) on Investment Securities					Total AOCI
($ in thousands)	OTTI Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2019	$(71)	25	170,439	170,393	(88,643)	81,750
OCI before reclassifications	(14,751)	—	104,771	90,020	—	90,020
Amounts reclassified from AOCI	6,328	(5)	7,210	13,533	1,787	15,320
Net current period OCI	(8,423)	(5)	111,981	103,553	1,787	105,340
Balance, September 30, 2020	$(8,494)	20	282,420	273,946	(86,856)	187,090
1Represents unrealized gains and losses on AFS securities with credit-related OTTI recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2020	2019	2020	2019
HTM related
Unrealized losses (gains) on HTM disposals	$4	(3)	5	(12)	Net realized and unrealized gains (losses)
Amortization of net unrealized gains on HTM securities	(5)	—	(12)	(21)	Net investment income earned
	(1)	(3)	(7)	(33)	Income before federal income tax
	1	1	2	7	Total federal income tax expense
	—	(2)	(5)	(26)	Net income
Net realized (gains) losses on disposals and intent-to-sell OTTI
Net realized (gains) losses on disposals and intent-to-sell OTTI	(515)	2,821	9,126	444	Net realized and unrealized gains (losses)
	(515)	2,821	9,126	444	Income before federal income tax
	109	(592)	(1,916)	(93)	Total federal income tax expense
	(406)	2,229	7,210	351	Net income
OTTI related
Credit loss (benefit) expense recognized in OTTI	(2,853)	—	8,010	—	Net realized and unrealized gains (losses)
	(2,853)	—	8,010	—	Income before federal income tax
	599	—	(1,682)	—	Total federal income tax expense
	(2,254)	—	6,328	—	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	162	146	486	436	Loss and loss expense incurred
	592	519	1,775	1,557	Other insurance expenses
Total defined benefit pension and post-retirement life	754	665	2,261	1,993	Income before federal income tax
	(158)	(140)	(474)	(419)	Total federal income tax expense
	596	525	1,787	1,574	Net income

Total reclassifications for the period	$(2,064)	2,752	15,320	1,899	Net income

NOTE 13. Litigation
As of September 30, 2020, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In the ordinary course of conducting business, we are parties in various legal actions. Most are claims litigation involving our Insurance Subsidiaries as (i) liability insurers defending or providing indemnity for third-party claims brought against our customers, (ii) insurers defending first-party coverage claims brought against them, or (iii) liability insurers seeking declaratory judgment on our insurance coverage obligations. We account for such activity through the establishment of unpaid loss and loss expense reserves. In ordinary course claims litigation, we expect that any potential ultimate liability, after consideration of provisions made for potential losses and costs of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

All of our commercial property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion also is the subject of first-party coverage litigation against some insurers, including us. We cannot predict the outcome of litigation over these two coverage issues, including interpretation of provisions similar or identical to those in our insurance policies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. In this Quarterly Report on Form 10-Q, we discuss and make statements about our intentions, beliefs, current expectations, and projections for our future operations and performance. Such statements are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements often are identified by words such as “anticipates,” “believes,” “expects,” “will,” “should,” and “intends” and their negatives. We caution prospective investors that forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in our future performance. Factors that could cause actual results to differ materially from those indicated in forward-looking statements include, without limitation, those discussed in Item 1A. “Risk Factors.” in Part II. “Other Information” of this Form 10-Q. Our stated risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict such new risk factors nor can we assess the impact, if any, such new risk factors may have on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied in any forward-looking statement. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We make forward-looking statements based on currently available information and assume no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements for any reason.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•E&S Lines; and
•Investments.

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

In the MD&A, we will discuss and analyze the following:

•Current Events and economic impacts from the COVID-19-related government directives;
•Critical Accounting Policies and Estimates;

•Financial Highlights of Results for the third quarters ended September 30, 2020 (“Third Quarter 2020”) and September 30, 2019 (“Third Quarter 2019”) and the nine-month periods ended September 30, 2020 ("Nine Months 2020") and September 30, 2019 ("Nine Months 2019") ;
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Financial Condition, Liquidity, and Capital Resources;
•Ratings;
•Off-Balance Sheet Arrangements; and
•Contractual Obligations, Contingent Liabilities, and Commitments.

Current Events: Coronavirus ("COVID-19") Pandemic

Business Overview
Selective entered 2020 with a record level of GAAP equity, holding company cash and invested assets, statutory surplus and strong financial results. We believe our strong financial position reflects our disciplined capital management and underwriting and investment execution. Early in 2020, the COVID-19 pandemic quickly moved across the world. During Nine Months 2020, governmental (international, federal, state, and local) actions to contain or delay the spread of the COVID-19 pandemic resulted in directives requiring social distancing, operational alteration or temporary closure of most non-essential businesses to limit public access, and the “sheltering-in-place” of everyone other than essential workers in many instances. We smoothly transitioned almost all of our employees to a remote, temporary work-from-home environment in which the majority of our 2,400 employees currently remain. Under most governmental directives, insurance is an essential business. While these governmental directives have begun to expire slowly in some of our operating states, we have continued to service our customers, agents, and other stakeholders from a remote work environment. Despite this transition in our work environment, we have successfully been able to maintain our expected service-level standards for claims handling, underwriting, premium audit processes, and safety management services.

Because most employees have been working remotely since March, we have changed some of the methods of regular communication and increased the use of video and phone conferencing on robust and secure applications. Our officers, managers, and supervisors have enhanced their connection with their teams. Throughout 2020, our Chief Executive Officer has hosted a number of company-wide virtual town hall meetings to provide organizational updates and address areas of general employee concern. To keep our employees fully informed about COVID-19-related developments, we (i) disseminate regular health, safety, and other communications. (ii) established an on-line coronavirus center with information, links to valuable resources, and helpful videos, and (iii) continued our pre-COVID-19 online “pulse surveys” to gauge employees’ views on various issues. Our employees have rated our communications around COVID-19 positively.

Our methods to communicate with customers, prospects, agents, and vendors generally have remained the same since the COVID-19 crisis, although the frequency of communication has increased. Our field model and safety management functions have replaced their former typically in-person meetings with virtual or video-enabled interactions, although some limited site visits still occur. For several years, providing a superior omni-channel customer experience has been one of our strategic initiatives. Accordingly, we have developed the ability to respond to our customers in their preferred method of communication — whether by phone, email, text, or social media. We have communicated with our customers regarding COVID-19 through phone, email, and social media.

Our internal operations also have been functioning well and effectively. We continue to process claims, underwrite the renewal inventory of our policies, and operate our corporate functions during this time of working remotely at the same high standards to which we have always adhered.

AM Best lowered its outlook on the U.S. commercial lines sector to "Negative" from "Stable" after Fitch Ratings ("Fitch") took a similar action. Both cited COVID-19 as the reason for the negative industry outlook and expectations for (i) lower premium volume, (ii) reduced surplus/equity from investment declines, and (iii) lower-for-longer interest rates, which would increase the need for additional underwriting income or would lower overall operating returns.

On April 10, 2020, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our strong capitalization, financial performance, stable underwriting results, and return metrics that have remained favorable compared to our peers. Fitch also considered the impact of COVID-19, including (i) its economic impact, under a set of ratings assumptions related to interest rate levels, (ii) declines in the market values of stocks, bonds, and other capital market instruments typically owned or traded by insurance companies, (iii) market liquidity, and (iv) the magnitude of claim/benefit exposures related to the COVID-19 pandemic.

Additionally, in a report published by Standard & Poor's Global Ratings ("S&P") on October 19, 2020, S&P reaffirmed our "A" rating with a "stable" outlook, citing our strong financial and business risk profiles, driven by strong capital adequacy and operating performance.

Because of our longstanding Information Technology ("IT") infrastructure and security support, we were able to smoothly accommodate the COVID-19-mandated move of nearly all of our office-based employees into a work-from-home environment while maintaining expected customer and agent service levels. Most of our approximately 1,400 local independent distribution partners also have transitioned to a remote work environment, and our strong relationships with — and continued support for — them also has enabled us to continue providing our customers with the same levels of service they experienced before COVID-19.

Control Environment
Since the beginning of the COVID-19 pandemic, we have not had to modify our existing internal controls or processes in any significant way. To monitor and manage COVID-19-related developments, we convened our existing Executive Risk Committee (comprised of our Chief Executive Officer, Chief Financial Officer, and other key financial executives, including our Chief Accounting Officer, Chief Investment Officer, Chief Risk Officer, Chief Audit Executive, General Counsel, Chief Claims Officer, Chief Actuary, Chief Information Officer, Chief Human Resources Officer, and Business Unit leaders) (“ERC”). The ERC met daily in March, multiple times a week through April, transitioned to weekly meetings in May, June, and July, and since has met monthly. The ERC actively reviews and addresses all significant operational, compliance, and financial risk matters. This oversight includes matters such as employee health and safety, facilities matters, operational business continuity, IT including third-party vendors, regulatory developments, premium collections, past due accounts, investments, liquidity, capital, cash flow, claims activity, and other key business metrics. Our Management Investment Committee ("MIC") also met weekly in the early days of the COVID-19-related financial market disruption, transitioned to meeting every two weeks, and now meets monthly. The MIC has carefully reviewed detailed portfolio metrics and market projections and, during the crisis, has communicated and met regularly with our portfolio managers, allowing it to make proactive investment decisions on an informed basis. Our Board of Directors met weekly with senior executives through April, transitioned to bi-weekly meetings in May, June, and July, and since has met monthly to ensure appropriate corporate governance and oversight.

We have not experienced any material impact to our internal control environment over financial reporting despite having the majority of our employees working remotely. We are continually monitoring and assessing the COVID-19 current events to minimize the impact they may have on our internal controls and their design and operating effectiveness.

Given the remote environment initially mandated by certain governmental directives, remote access to critical systems is required. For several years, our IT security strategy has emphasized endpoint controls for cloud computing and employee mobility. This strategy leveraged a virtual private network with multi-factor authentication that is supplemented by a virtual desktop infrastructure, where necessary or appropriate, to create a highly-available and centrally-managed end-user environment. As a result, our cybersecurity program was well-positioned to support increased remote working arrangements and respond to an increase in attempted attacks to exploit the COVID-19 outbreak without rolling back controls to enable remote working. Our cybersecurity strategy also has always included an information security education and awareness program that combines training with testing aligned to key security exposures, including phishing and social engineering, which is an ongoing challenge for our employees and vendors. We recently bolstered our phishing risk management by deploying multiple technology-driven controls that include malicious content checks, malicious link blocking, and reputation-based rules. The cybersecurity program also anticipated an increase in attempts to disrupt our information systems and deployed safeguards to prevent interruption to key customer and agent-facing technologies.

Financial Overview
Through Third Quarter and Nine Months 2020, underwriting results included the following COVID-19-related items:

•A $75 million return audit and mid-term endorsement premium accrual recorded in the first quarter of 2020 to reflect our estimate of reduced exposures due to the significant economic slowdown and the anticipated decline in payroll and sales exposures in the workers compensation and general liability lines of business. Net of reduced losses and commissions, the earned impact of the return audit and mid-term endorsement premium accrual lowered pre-tax underwriting results by $3.3 million, pre-tax, in Third Quarter 2020 and $13.8 million, pre-tax, in Nine Months 2020. During the second and third quarters of 2020, we recorded $34 million of mid-term endorsement and negative audit premium adjustments against this $75 million accrual. As of September 30, 2020, we had a remaining accrual of $41 million.

•A $19.7 million reduction in NPW recorded in the second quarter of 2020 to reflect a then voluntary credit to our personal and commercial automobile customers with in-force policies equivalent to 15% of their April and May premiums due to the unprecedented nature of the COVID-19-related governmental directives and the associated favorable claims frequency impact. During the second quarter of 2020, the premium credits were offset by an equal reduction in loss and loss expenses, as claims frequency on our personal and commercial automobile lines of business declined due to governmental directive-induced reduced miles driven. As the number of vehicles we insure has not significantly declined, frequencies are returning closer to normal levels as the COVID-19-related governmental directives terminate and there is uncertainty about potential impacts to severities. Despite the impact of these credits on Nine Months 2020, the Third Quarter 2020 results were not impacted by these premium credits.

•A $10.0 million, pre-tax, ultimate net loss estimate recorded in the first quarter of 2020 for losses related to a small portion of our property policies that provide a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health. Through September 30, 2020, we have not incurred losses related to this exposure and the $10.0 million ultimate loss estimate still remains all incurred but not reported ("IBNR"), thus having no impact on Third Quarter 2020.

•An additional allowance for uncollectible premiums receivable of $13.5 million, pre-tax, in Nine Months 2020. We recorded $10.5 million of this allowance after evaluating (i) the recoverability of our premiums receivable in light of the COVID-19-related billing accommodations we announced in the first quarter of 2020, and (ii) the impact of regulations in certain states that provided for the deferral of payments without cancellation for a period up to 90 days, which increased earned but uncollected premiums. The additional $3.0 million increase in this allowance was recorded in the second quarter of 2020, with no additional changes in Third Quarter 2020, based on our updated evaluation of the recoverability of our premiums receivable and impact of state regulations further discussed above. These state regulations expired in early August 2020. We have offered customers, sometimes in collaboration with or at the direction of our regulators, individualized payment flexibility and suspended the effect of policy cancellations, late payment notices, and late or reinstatement fees.

Overall, these four items (i) reduced pre-tax underwriting results by $3.3 million, or $0.04 per diluted share, in Third Quarter 2020 and $37.4 million, or $0.49 per diluted share, in Nine Months 2020, (ii) increased the combined ratio by 0.4 points in Third Quarter 2020 and 1.7 points in Nine Months 2020, and (iii) decreased our Third Quarter 2020 annualized return on equity ("ROE") by 0.4 points and our Nine Months 2020 annualized ROE by 1.7 percentage points.

During Third Quarter and Nine Months 2020, investment results included the following items that reflected the significant economic conditions created by COVID-19:

•We recorded a benefit for pre-tax other-than-temporary impairments ("OTTI") of $2.8 million in Third Quarter 2020 and OTTI expense of $24.5 million in Nine Months 2020. The year-to-date expense reflected a widening of credit spreads and reduced future economic activity over the near term due to COVID-19, as well as our desire to provide our investment managers flexibility to trade the portfolio. The benefit in Third Quarter 2020 reflected higher security valuations as a result of improved market conditions during the course of the quarter. For more details about these and other items related to our financial results, see the section below entitled, "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019."

•We recorded pre-tax income of $18.7 million in Third Quarter 2020 and $9.2 million in Nine Months 2020 on our other investments portfolio, which is primarily made up of our alternative investments. As results on these alternative investments are recorded on a one-quarter lag, this income reflected the improvement in market conditions that occurred during the second quarter of 2020. While we have experienced increased quarter-to-quarter volatility following COVID-19, the $9.2 million in pre-tax income in Nine Months 2020 are $4.2 million, or 32%, lower than the $13.4 million of pre-tax income in Nine Months 2019.

•Due to the unprecedented financial market volatility and resulting significant decline in fixed income and equity market valuations in March 2020, combined with the COVID-19-related governmental orders, and out of abundance of caution, we increased our short-term debt by $302 million in March 2020. We borrowed from the Federal Home Loan Bank of New York ("FHLBNY"), the Federal Home Loan Bank of Indianapolis (“FHLBI”), and under our credit agreement ("Line of Credit"). Our primary objective was to increase liquidity and operating flexibility of the Parent and the Insurance Subsidiaries. The proceeds from these borrowings were invested in highly-liquid money market funds. We repaid our $50 million borrowing under the Line of Credit in May 2020. In September 2020, we (i) repaid our $85 million borrowing from FHLBNY, and (ii) refinanced our $100 million borrowing from FHLBNY upon its maturity on September 14, 2020, at a lower interest rate of 0.36%, from 0.78%. The remaining $167 million of short-term borrowings are contractually due in the fourth quarter of 2020 and we expect to repay them by year-end. For further details, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2019 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) pension and post-retirement benefit plan actuarial assumptions; (iii) investment valuation and OTTI; and (iv) reinsurance. We have made no material changes in the critical accounting policies and estimates disclosed on pages 31 through 40 of our 2019 Annual Report; however, in light of the COVID-19 pandemic, we have made additional changes to critical accounting estimates that are described below.

Further economic instability related to existing and future COVID-19-related governmental directives or changes in legislation could ultimately impact our estimates and assumptions, and any resulting changes in the below estimates could be material to our results of operations in future periods.

Reserves for Loss and Loss Expenses
There has been considerable speculation about the potential for insurance industry COVID-19-related losses, particularly related to business interruption claims and losses.  Our Standard Commercial Lines property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss.  While each potential claim is adjusted on its unique facts and circumstances in light of the terms, conditions, and exclusions of the specific policy, COVID-19-related claims for contamination, the existence of a pandemic, and/or the preventative government shutdown orders generally are not covered under our Standard Commercial property and businessowners policies.

Our Standard Commercial property and businessowners policies also specifically exclude all loss or damage caused by or resulting from a virus or bacteria. This exclusion precludes coverage for losses related to the COVID-19 virus.  Approximately 6% of our policyholders purchase a sub-limited extra expense coverage that provides up to $25,000 in limit for the additional cost associated with cleaning the property pursuant to a Board of Health order after an outbreak of communicable disease at the premises. Our current year incurred losses include an ultimate net loss estimate of $10 million for these sub-limited coverages in response to the COVID-19 pandemic.  As of September 30, 2020, we have not incurred losses related to this exposure and the $10 million in ultimate net losses remains all IBNR. For our E&S segment, our property forms contain the same language as our standard commercial lines segment that requires “direct physical loss of or damage to” property, but most of these policies issued prior to the COVID-19 outbreak do not contain a specific virus or bacteria exclusion.  Property accounts for approximately 30% of our E&S segment premium, and only about a quarter of the associated policies provide business interruption coverage.  In total, 95% of our property policies in our standard commercial lines and E&S segments include the specific virus or bacteria exclusion.

Through September 30, 2020, actual workers compensation claims activity due to COVID-19-related exposures remains limited.  When considered in conjunction with the overall decrease in claim reporting levels, we believe the COVID-19-related exposures are sufficiently captured within our current workers compensation loss estimates.  It is possible that we might incur increased loss and loss expenses if more covered employees contract COVID-19 in the course of their employment.  Certain states have enacted rebuttable presumptions that an "essential employee" contracted COVID-19 in the course of their employment during a declared state public health emergency. As businesses reopen, general liability exposure might increase. This exposure, however, would develop slowly and currently remains highly uncertain, as we have not yet seen reopening-associated claims activity.

If the COVID-19 pandemic results in significant property or liability related losses, we have substantial reinsurance protection, that we believe would provide us with recoveries. Our main property catastrophe excess of loss treaty program has a $40 million retention and then provides coverage up to $775 million in ground up losses, subject to some co-participation and reinstatement premium.  For losses outside of our original 22 state footprint, including our five new expansion states and some of our largest E&S states, the retention drops to $5 million.  With property losses and potential business interruption claims, including any COVID-19-related losses, our reinsurers “follow the fortunes” of our underlying polices. This means that, if a court or legislature invalidated any clause in the underlying policy, our reinsurance coverage would continue to apply.  Our property catastrophe excess of loss program contains aggregating language that allows us, in our sole discretion, to accumulate all property losses commencing within a 168-hour period as single or multiple occurrences.  We also have the sole discretion to decide when the 168-hour period commences. All losses occurring during and continuing after the 168-hour period, as generally is the case with business interruption losses, would be included in the reinsured loss calculation.  Our casualty excess of loss contract, which covers workers compensation and general liability claims without any exclusions for communicable disease or pandemic, has a $2 million retention and provides coverage limits to $90 million.  Similar to our property catastrophe reinsurance program, our casualty excess of loss program allows us to aggregate multiple losses, including those under different liability coverages, as a single occurrence.  Our casualty reinsurers also follow our fortunes.  Except for our recorded $10 million of property IBNR for the sub-limited property coverages, we do not expect material COVID-19-related losses. If, however, facts and circumstances change, our robust reinsurance program provides significant protection. For a discussion of the risks associated with future changes in our reinsurance treaties, see Item 1A. "Risk Factors." of this Form 10-Q.

OTTI
The various COVID-19-related governmental directives impacted the financial markets, which became volatile earlier in the year. This volatility increased gross unrealized losses on our available-for-sale ("AFS") fixed income securities portfolio from $7.7 million at December 31, 2019, to $116.9 million at March 31, 2020. Since the end of the first quarter, the financial markets have improved and gross unrealized losses were reduced to $24.4 million at September 30, 2020. We analyzed these unrealized losses for OTTI in accordance with our existing accounting policy, which includes performing discounted cash flow ("DCF") analyses on each security at the lot level and analyzing these DCFs using three different economic scenarios.
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

Based on these analyses, we recorded OTTI expense for expected credit losses of $8.2 million during Nine Months 2020. After considering these credit loss allowances, the remaining unrealized losses on our AFS fixed income securities were $24.4 million. We believe that the volatility and increased unrealized loss balance was driven by fluctuating and widening credit spreads tied to financial market uncertainty about the various COVID-19-related governmental directives. If the assumptions used in our DCF analyses or our outlook as to the occurrence probability of our DCF model scenarios were to change, the resulting impairment could be material to our results of operations. For additional information about the unrealized losses in our AFS fixed income portfolio, see Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Premium Audit
We estimate the amount of premium we anticipate to be billed or returned on policies subsequent to expiration based on exposure levels (i.e., payroll or sales). We base this estimate of earned but unbilled premium on historical trends adjusted for the uncertainty of current and future economic conditions. In the first quarter of 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual in response to the COVID-19 pandemic and the anticipated decline in payroll and sales exposures on the workers compensation and general liability lines of business. During the second and third quarters of 2020, we endorsed and audited polices that were applied against our accrual, resulting in a remaining $41 million accrual as of September 30, 2020. We currently anticipate the balance of the endorsements or return audit premiums to occur through the end of 2021. Since April 2020, through active engagement between our underwriters, distribution partners, and insureds, we have set exposure levels to reflect the current environment. As a result, we have not accrued for additional or return premium on any policies since that time. Further economic instability or extended COVID-19-related governmental directives ultimately could impact our estimates and assumptions, and consequently, changes in this liability estimate may be material to the results of operations in future periods. For additional details about this estimate, see Note 8. "Reinsurance" in Item 1. "Financial Statements." of this Form 10-Q.

Allowance for Uncollectible Premiums Receivable
We estimate an allowance for expected credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable based on the effective year of the related policy and our historical credit loss experience. We also contemplate expected macroeconomic conditions over the expected receivables collection period, which is short-term in nature because the majority of the balances are collected within a year of policy issuance. We increased our allowance for uncollectible accounts to $21.0 million during the first six months of 2020 from $6.4 million at December 31, 2019, to reflect (i) the higher risk of non-payment due to the significant COVID-19-related decline in economic activity, (ii) the individualized payment flexibility that we have offered our customers, and (iii) our suspension of the effect of policy cancellations, late payment notices, and late or reinstatement fees. The last of these suspensions expired in early August 2020. Based on the expiration of these suspensions and our assistance to customers in becoming current, we have seen modest improvement in the volume of past due accounts. As a result, we maintained our reserve position at $21.0 million during Third Quarter 2020. It could take over a year to realize this collections process, and we expect the actual reserve write-offs to materialize over the course of 2021.

Similar to our estimate of premium audit, future COVID-19-related economic instability or governmental directives could ultimately impact our estimates and assumptions for uncollectible premiums receivable. Consequently, a change in our allowance estimate may be material to our results of operations in future periods. For additional details about this estimate, see Note 7. "Allowance for Uncollectible Premiums Receivable" in Item 1. "Financial Statements." of this Form 10-Q.

Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 20191

($ and shares in thousands, except per share amounts)	Quarter ended September 30,			Change % or Points		Nine Months ended September 30,			Change % or Points
	2020		2019			2020		2019
Financial Data:
Revenues	$776,566		710,425	9%		$2,123,842		2,117,591	—%
After-tax net investment income	55,131		45,374	22		129,156		134,319	(4)
After-tax underwriting income	16,619		24,728	(33)		41,291		86,495	(52)
Net income before federal income tax	85,257		71,178	20		143,947		235,097	(39)
Net income	69,875		56,150	24		119,294		189,764	(37)

Key Metrics:
Combined ratio	97.0%		95.2	1.8	pts	97.4%		94.3	3.1	pts
Invested assets per dollar of stockholders' equity	$3.04		3.07	(1)%		$3.04		3.07	(1)%
ROE	11.9		10.7	1.2	pts	6.9		12.9	(6.0)	pts
Statutory premiums to surplus ratio	1.4	x	1.4	—		1.4	x	1.4	—

Per Share Amounts:
Diluted net income per share	1.16		0.93	25%		1.98		3.16	(37)%
Book value per share	$40.00		35.98	11		$40.00		35.98	11
Dividends declared per share to stockholders	0.23		0.20	15		0.69		0.60	15

Non-GAAP Information:
Non-GAAP operating income[2]	$63,776		58,765	9%		$138,488		181,870	(24)%
Diluted non-GAAP operating income per share[2]	1.06		0.97	9		2.30		3.02	(24)
Annualized non-GAAP operating ROE[2]	10.9%		11.2	(0.3)	pts	8.0%		12.3	(4.3)	pts
1Refer to the Glossary of Terms attached to our 2019 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2    Non-GAAP operating income is an important financial measure that we, analysts, and investors use because the timing of the realization of net investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized investment gains and losses, OTTI recorded to earnings, unrealized gains and losses on equity securities, and debt retirement costs could distort the analysis of trends.

Reconciliations of net income, net income per diluted share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income	$69,875	56,150	119,294	189,764
Net realized and unrealized (gains) losses, before tax	(7,721)	2,183	24,296	(15,295)
Debt retirement costs, before tax	—	—	—	4,175
Tax on reconciling items	1,622	432	(5,102)	3,226
Non-GAAP operating income	$63,776	58,765	138,488	181,870

Reconciliation of net income per diluted share to non-GAAP operating income per diluted share	Quarter ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Net income per diluted share	$1.16	0.93	1.98	3.16
Net realized and unrealized (gains) losses, before tax	(0.13)	0.04	0.40	(0.26)
Debt retirement costs, before tax	—	—	—	0.07
Tax on reconciling items	0.03	—	(0.08)	0.05
Non-GAAP operating income per diluted share	$1.06	0.97	2.30	3.02

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Annualized ROE	11.9%	10.7	6.9	12.9
Net realized and unrealized (gains) losses, before tax	(1.3)	0.4	1.4	(1.0)
Debt retirement costs, before tax	—	—	—	0.3
Tax on reconciling items	0.3	0.1	(0.3)	0.1
Annualized non-GAAP operating ROE	10.9%	11.2	8.0	12.3

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2020	2019		2020	2019
Standard Commercial Lines Segment	5.7%	4.5	1.2	3.5	5.0	(1.5)
Standard Personal Lines Segment	(1.9)	(0.1)	(1.8)	(0.9)	0.4	(1.3)
E&S Lines Segment	(1.0)	0.3	(1.3)	(0.2)	0.5	(0.7)
Total insurance operations	2.8	4.7	(1.9)	2.4	5.9	(3.5)

Investment income	9.4	8.6	0.8	7.5	9.1	(1.6)
Net realized and unrealized gains (losses)	1.0	(0.5)	1.5	(1.1)	0.8	(1.9)
Total investments segment	10.4	8.1	2.3	6.4	9.9	(3.5)

Other	(1.3)	(2.1)	0.8	(1.9)	(2.9)	1.0

Annualized ROE	11.9%	10.7	1.2	6.9	12.9	(6.0)

We experienced a significant level of catastrophe losses in both the second and third quarters of 2020, driven by industry-wide U.S. catastrophe loss activity that significantly exceeded the 10-year historical mean. Third Quarter 2020 pre-tax net catastrophe losses totaled $79.5 million, and were related to losses from numerous catastrophe events designated by the Insurance Services Office's Property Claims Services ("PCS") unit, including the derecho in the midwestern states of our footprint ($28.1 million), Hurricane Isaias ($22.4 million), and Hurricane Laura ($5.2 million). These losses, along with a tornado and subsequent hail event that impacted Tennessee in early March 2020 ($20 million), two April storms ($46 million), and claims related to civil unrest ($20 million) in June, drove catastrophe losses in Nine Months 2020 to $195.9 million. Through Nine Months 2020, there was 46 individual PCS events that resulted in catastrophe losses, compared to 57 in all of 2019. The severity of catastrophe losses in 2020, particularly in the second and third quarters, were well above historical averages. These losses reduced net income by $43.7 million, after-tax, in Third Quarter 2020, and $95.9 million, after-tax, in Nine Months 2020, compared to the same prior periods. In addition to catastrophe losses, our results were impacted by the COVID-19-related charges discussed in "Current Events" above, partially offset by (i) an increase in favorable prior year casualty reserve development, (ii) lower non-catastrophe property loss and loss expenses, and (iii) ongoing expense management initiatives. Some of these initiatives are temporary due to the COVID-19-related government directives and have reduced travel and entertainment expenses and led us to defer some short-term project spending and new hiring.
Partially offsetting the lower level of underwriting results in Third Quarter 2020 compared to Third Quarter 2019, was an increase in after-tax net investment income of 22% to $55.1 million, compared to $45.4 million in Third Quarter 2019. The increase was driven by our other investments portfolio, which is primarily made up of our alternative investments. Our other investments income was $18.7 million pre-tax, or $14.8 million after-tax, compared to $5.3 million pre-tax, or $4.2 million after-tax, in Third Quarter 2019. As alternative investment results are reported on a one-quarter lag, the increase reflects the improvement in the financial markets during the second quarter of 2020.

After-tax net investment income was $129.2 million in Nine Months 2020, down 4% compared to $134.3 million in Nine Months 2019. The decrease was primarily driven by a decrease in our other investments portfolio, which is primarily made up of our alternative investments. Our other investments income of $9.2 million, pre-tax, or $7.2 million after-tax, in Nine Months 2020, compared to $13.4 million pre-tax, or $10.6 million, after-tax, in Nine Months 2019.

Insurance Operations
Our overall insurance operations generated profitable results in both periods, contributing to our annualized ROE with 2.8 points in Third Quarter 2020 and 2.4 points in Nine Months 2020. The annualized ROE decreased 1.9 points in Third Quarter 2020 and 3.5 points in Nine Months 2020, compared to the same prior year periods. These decreases reflected an increase in our combined ratio of 1.8 points in Third Quarter 2020 and 3.1 points in Nine Months 2020, both largely driven by catastrophe losses.

The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Operations Results:
Net premiums written ("NPW")	$719,508	676,928	6%		$2,091,587	2,051,272	2%
Net premiums earned (“NPE”)	694,541	653,620	6		1,976,915	1,928,812	2
Less:
Loss and loss expense incurred	447,802	398,675	12		1,252,075	1,166,238	7
Net underwriting expenses incurred	225,103	222,599	1		670,531	648,693	3
Dividends to policyholders	599	1,045	(43)		2,042	4,394	(54)
Underwriting income	$21,037	31,301	(33)%		$52,267	109,487	(52)%
Combined Ratios:
Loss and loss expense ratio	64.5%	60.9	3.6	pts	63.4%	60.5	2.9	pts
Underwriting expense ratio	32.4	34.1	(1.7)		33.9	33.6	0.3
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.2	(0.1)
Combined ratio	97.0	95.2	1.8		97.4	94.3	3.1

Our NPW increased 6% in Third Quarter 2020 compared to Third Quarter 2019, and increased 2% in Nine Months 2020 compared to Nine Months 2019, reflecting our efforts to (i) achieve overall renewal pure price increases at levels that are either at, or above, expected loss trend, (ii) generate new business, and (iii) increase retention. Our new business grew to (i) $140.8 million in Third Quarter 2020, compared to $129.8 million in Third Quarter 2019 and (ii) $443.6 million in Nine Months 2020, compared to $421.0 million in Nine Months 2019. The net appointment of 45 retail agents, excluding agency consolidation, also contributed to our new business growth. This solid growth in a challenging economic environment reflects the strong relationships we have with our best-in-class distribution partners, our sophisticated underwriting and pricing tools, and excellent customer servicing capabilities.

NPW growth in Nine Months 2020 was partially offset by the first quarter's $75 million accrual for estimated return audit and mid-term endorsement premiums and the second quarter's $19.7 million premium credit to our personal ($4.3 million) and commercial ($15.4 million) automobile customers. These items related to the COVID-19 pandemic discussed in "Current Events" above, and reduced our Nine Months 2020 NPW growth rate by approximately 5 percentage points.

Loss and Loss Expenses
The increase in the loss and loss expense ratio during Third Quarter and Nine Months 2020 compared to Third Quarter and Nine Months 2019 was primarily the result of the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$79.5	11.4	pts	$24.2	3.7	pts	7.7	pts
(Favorable) prior year casualty reserve development	(25.0)	(3.6)		(14.0)	(2.1)		(1.5)
Non-catastrophe property loss and loss expenses	105.6	15.2		108.8	16.7		(1.5)
Total	160.1	23.0		119.0	18.3		4.7

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$195.9	9.9	pts	$74.5	3.9	pts	6.0	pts
(Favorable) prior year casualty reserve development	(50.0)	(2.5)		(41.0)	(2.1)		(0.4)
Non-catastrophe property loss and loss expenses[1]	295.5	14.9		309.6	16.1		(1.2)
Total	441.4	22.3		343.1	17.9		4.4
1Non-catastrophe property loss and loss expenses include an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2020		2019	2020	2019
General liability	$(10.0)		(3.0)	(20.0)	(10.0)
Commercial automobile	—		—	10.0	—
Workers compensation	(15.0)		(13.0)	(40.0)	(33.0)
Total Standard Commercial Lines	(25.0)		(16.0)	(50.0)	(43.0)

Personal automobile	—		2.0	—	2.0
Total Standard Personal Lines	—		2.0	—	2.0

Total (favorable) prior year casualty reserve development	$(25.0)		(14.0)	(50.0)	(41.0)

(Favorable) impact on loss ratio	(3.6)	pts	(2.1)	(2.5)	(2.1)

In addition to the prior year casualty reserve development, Nine Months 2020 results included the NPW reduction for the $19.7 million premium credit, for which there was an offsetting $13.3 million reduction in our casualty loss costs. The reduction in our casualty loss costs decreased our loss ratio by 0.7 points in Nine Months 2020. These favorable current year loss costs impacted our commercial and personal automobile lines of business, reflecting decreases in frequencies due to the COVID-19-related governmental directives.

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 1.7 points in Third Quarter 2020 and increased 0.3 points in Nine Months 2020, compared to the same prior year periods. The COVID-19 items mentioned above, including the impact of the lower net premiums earned, increased the expense ratio by 0.3 points in Third Quarter 2020 and 1.5 points in Nine Months 2020. The year-to-date COVID-19 expense ratio impact included a $13.5 million increase in our allowance for uncollectible accounts on our premiums receivable recognized in the first quarter of 2020 ($10.5 million) and in the second quarter of 2020 ($3.0 million), which is discussed in "Current Events" above. Partially offsetting the COVID-19-related expense increases were additional expense management initiatives we temporarily instituted in March 2020 to help reduce our other insurance expenses, which are included in net underwriting expenses in the table above, as a result of the COVID-19-related governmental directives. These temporary initiatives included (i) reducing our travel and entertainment expenses, (ii) canceling or deferring various agency management meetings and events, and (iii) deferring some discretionary projects until 2021. While we view these initiatives as temporary, they provided a modest benefit to the expense ratio in Third Quarter and Nine Months 2020.

Investments Segment
The increased annualized ROE in our Investments segment in Third Quarter 2020, compared to Third Quarter 2019, was driven by a 22% increase in after-tax net investment income, compared to the same prior year period. This increase was mainly due to our other investments portfolio, which is primarily made up of our alternative investments. After-tax income on our other investments portfolio was $18.7 million in Third Quarter 2020, which was $13.4 million greater than the $5.3 million in Third Quarter 2019. The results on our alternative investments are reported on a one-quarter lag and reflect the improvement in the financial markets during the second quarter of 2020. Income from our fixed income securities portfolio in Third Quarter 2020 was flat compared to Third Quarter 2019, as strong operating cash flows that were 26% of NPW were offset by lower yields on this portfolio. The after-tax yield on this portfolio was down 20 basis points compared to last year’s third quarter.

Decreased annualized ROE in our Investments segment in Nine Months 2020, compared to Nine Months 2019, was driven by a 4% decrease in after-tax net investment income, compared to the same prior year period, mainly due to our other investments portfolio, which is primarily made up of our alternative investments. After-tax income in our other investments portfolio was $9.2 million in Nine Months 2020, compared to $13.4 million in Nine Months 2019. Partially offsetting this reduction was a slight increase in after-tax income on our fixed income securities in Nine Months 2020 compared to Nine Months 2019, as operating cash flows that were 18% of NPW outpaced the reduction in year-over-year yields. The after-tax yield on our fixed income securities decreased 30 basis points in Nine Months 2020, compared to Nine Months 2019.

Net realized and unrealized gains and losses increased Third Quarter 2020 annualized ROE and reduced Nine Months 2020 annualized ROE compared to the same prior year periods. Net realized and unrealized investment gains in Third Quarter 2020 were $7.7 million, up $9.9 million from net realized and unrealized investment losses of $2.2 million in Third Quarter 2019. The increase was driven by an improvement in both unrealized gains in our equity portfolio and the reversal of previously-recognized credit loss allowance amounts on our fixed income securities portfolio, both reflecting improvements in the market during the quarter.

During Nine Months 2020, net realized and unrealized investment losses were $24.3 million, compared to gains of $15.3 million in the same prior year period. These current year losses were significantly impacted by the COVID-19-related market volatility in the first quarter of 2020, which resulted in higher OTTI expense and unrealized losses on our equity securities portfolio. For additional information about the drivers behind the OTTI expense, see "Critical Accounting Policies and Estimates" above.

Other
Our interest and corporate expenses, which are primarily comprised of stock compensation expense at the holding company level, reduced ROE by 1.3 points in Third Quarter 2020 and 1.9 points in Nine Months 2020, compared to 2.1 points in Third Quarter 2019 and 2.9 points in Nine Months 2019. The quarter-to-date and year-to-date variances were driven primarily by a 0.4-point and 0.5-point decrease, respectively, in stock compensation expense related to employee long-term incentive compensation awards, as the stock price decreased 21% through Nine Months 2020 compared to a 23% increase in Nine Months 2019. In addition, we incurred (i) stock compensation expense associated with employee severance-related expenses that reduced ROE by 0.3 points in Third Quarter 2019, and (ii) debt retirement costs of $3.3 million related to our 5.375% Senior Notes issuance that reduced ROE by 0.7 points in the first quarter of 2019.

Outlook
We ended 2019 with a well-capitalized balance sheet, a high level of embedded profitability within our underwriting and investment portfolios, and strong financial strength ratings, all of which we believe placed us in an excellent position to withstand the unexpected COVID-19-related economic downturn, market volatility, and heightened uncertainty.

The impact of COVID-19, an elevated period of catastrophe loss activity in the U.S., and net realized and unrealized losses within our investments portfolio, however, negatively impacted our results for Nine Months 2020. We generated an annualized non-GAAP operating ROE of 8.0% in Nine Months 2020, which was 3.0 points below our 2020 target of 11%, and 4.3 points below Nine Months 2019. Our 2020 non-GAAP operating ROE target of 11% is based on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions.

During 2020, we remain focused on our key strategic initiatives to maintain our financial position:

•Actively managing the investment portfolio to lessen the impact of lower interest rates on after-tax yields while managing credit, duration, and liquidity risk. Given the steepness of the credit risk curve, combined with a significant reduction in our investment leverage over the last few years, we may choose to modestly increase our exposure to credit risk within our investment portfolio. This action would likely result in the average credit rating of the portfolio decreasing modestly from "AA-" to "A+". The sharp decline in the reinvestment rate environment for high-quality fixed income securities will continue to put downward pressure on industry-wide investment portfolio returns and income, likely forcing the industry to improve its underwriting results to generate adequate returns. We are well positioned with sophisticated underwriting and pricing tools, and an appropriately priced in-force book of business to continue to generate profitable underwriting results.

•Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend, while delivering on our strategy for continued disciplined growth. Our Nine Month 2020 overall renewal pure pricing was 4.1%. While we continue to navigate a challenging economic environment, we are comfortable with the overall price adequacy of our book of business, and we have obtained renewal pure price increases in line with expected loss trend.

•Delivering on our strategy for continued disciplined growth. We have consistently maintained a disciplined underwriting appetite over the past decade. In the current economic environment, we continue to work with our agents to provide our policyholders the support they need. Our field-based model, which provides high-touch service to our policyholders and agents for safety management, claims handling, and underwriting, is an advantage in the current environment. We continue to work to achieve our longer-term Standard Commercial Lines 3% market share target in the states in which we operate, which represents an additional $3 billion premium opportunity. Our strategy is to appoint distribution partners representing approximately 25% market share and seeking an average 12% share of wallet, or percentage of these partners' books of business.

•Identifying opportunities to enhance operational efficiencies and evaluating process improvements to lower our expense ratio over time by better leveraging technologies, automation, and robotics. While we recognize it is essential to continue investing in initiatives improving our technology platforms, sophisticated underwriting tools, and customer experience, we are committed to balancing these goals with an efficient operating structure. Our expense ratio was slightly elevated in Nine Months 2020 due to COVID-19 impacts and, in the short-term, we have taken actions to reduce our expenses. Over the longer term, we will focus on right-sizing our expense structure to meet the business opportunity set, and we will seek meaningful opportunities to generate efficiencies through process re-design and technological improvements.

In addition to our focus on maintaining a strong financial position in 2020 and beyond, we continue to enhance our customer experience strategy by offering value-added technologies and services. We have made major strides in recent years to enhance the customer experience, and we have provided various self- and digital service offerings. We provide our policyholders the option of engaging with us in the channel they chose. Our marketing tagline, "Be Uniquely Insured," initiated in 2019, speaks to our differentiated value proposition for our customers and distribution partners. Investing in and building out technologies that improve the customer experience journey remains a core focus for us.

For 2020, our revised full year guidance, to reflect our current estimated full-year impact of COVID-19, is as follows:

•A GAAP combined ratio, excluding catastrophe losses, between 88% and 89%. Our combined ratio estimate assumes no additional prior-year casualty reserve development during the fourth quarter;
•Catastrophe losses of 8.0 points on the combined ratio. As COVID-19 has not been designated a catastrophe event by the Insurance Services Office's Property Claims Services unit, such losses are not included as catastrophes;
•After-tax net investment income of $175 million, that includes between $10 million to $15 million in after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 18.5%, which includes an effective tax rate of 18.5% for net investment income, 5.25% for tax-advantaged municipal bonds, and 21% for all other items; and
•Weighted average shares of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$577,754	532,921	8%		$1,679,526	1,636,983	3%
NPE	558,085	515,161	8		1,575,669	1,518,994	4
Less:
Loss and loss expense incurred	331,045	304,038	9		950,240	895,999	6
Net underwriting expenses incurred	183,723	180,062	2		546,813	525,627	4
Dividends to policyholders	599	1,045	(43)		2,042	4,394	(54)
Underwriting income	$42,718	30,016	42%		$76,574	92,974	(18)%
Combined Ratios:
Loss and loss expense ratio	59.3%	59.0	0.3	pts	60.3%	59.0	1.3	pts
Underwriting expense ratio	32.9	35.0	(2.1)		34.7	34.6	0.1
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.3	(0.2)
Combined ratio	92.3	94.2	(1.9)		95.1	93.9	1.2

The NPW increase in both periods was driven by (i) renewal pure price increases, (ii) retention, and (iii) new business increases, as shown in the following table:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$99.0	96.5	3%		324.3	316.2	3%
Retention	86%	84	2	pts	85%	83	2	pts
Renewal pure price increases	4.6	3.5	1.1		4.2	3.3	0.9

In the year-to-date period, the higher retention and renewal pure price increases shown in the table above were partially offset by a 5-percentage point reduction that was associated with the following:

•A $75 million return audit and mid-term endorsement premium accrual related to the COVID-19 pandemic discussed in "Current Events" above, of which $46 million was recorded in our general liability line of business and $29 million was recorded in our workers compensation line of business; and
•A $15.4 million premium credit to our commercial automobile customers as a result of the COVID-19 pandemic.

The return audit and mid-term endorsement premium accrual noted above also reduced NPE by $15.8 million in Third Quarter 2020, and $62.8 million in Nine Months 2020. In addition, NPE was impacted by the $15.4 million premium credit to our commercial automobile customers, which was fully earned in Nine Months 2020.

The loss and loss expense ratio increased 0.3 points in Third Quarter 2020 and 1.3 points in Nine Months 2020 compared to the respective prior year periods, driven, in part, by the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$39.3	7.0	pts	$14.8	2.9	pts	4.1	pts
Non-catastrophe property loss and loss expenses	75.3	13.5		76.7	14.9		(1.4)
(Favorable) prior year casualty reserve development	(25.0)	(4.5)		(16.0)	(3.1)		(1.4)
Total	89.6	16.0		75.5	14.7		1.3

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$110.7	7.0	pts	$52.1	3.4	pts	3.6	pts
Non-catastrophe property loss and loss expenses	215.7	13.7		213.8	14.1		(0.4)
(Favorable) prior year casualty reserve development	(50.0)	(3.2)		(43.0)	(2.8)		(0.4)
Total	276.4	17.5		222.9	14.7		2.8

For additional information regarding the amounts in the table above, see "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" above and the line of business discussions below.

In addition to the above, the Nine Months 2020 results included a reduction to NPW for the $15.4 million premium credit to our commercial automobile customers mentioned above, of which there was an offsetting $10.8 million reduction in our casualty loss costs. This reduction in our casualty loss costs decreased our loss ratio by 0.7 points in Nine Months 2020. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as shown in the table above. These favorable current year loss costs impacted our commercial automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives.

The 2.1-point decrease in the underwriting expense ratio in Third Quarter 2020 compared to Third Quarter 2019 was primarily driven by the expense management initiatives instituted in March 2020 to help reduce our other insurance expenses, as discussed in "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" above. The 0.1-point increase in the underwriting expense ratio in Nine Months 2020 compared to Nine Months 2019 was driven by a 0.6-point increase in our allowance for uncollectible accounts on our premiums receivable, which is discussed in "Current Events" above, and was partially offset by the expense management initiatives discussed above.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$186,929	172,471	8%		$538,640	536,448	—%
Direct new business	28,010	27,788	1		95,364	92,288	3
Retention	86%	85	1	pts	86%	83	3	pts
Renewal pure price increases	4.1	3.3	0.8		3.9	2.7	1.2
NPE	$181,459	169,084	7%		$509,312	495,402	3%
Underwriting income	32,182	22,399	44		70,364	62,232	13
Combined ratio	82.3%	86.8	(4.5)	pts	86.2%	87.4%	(1.2)	pts
% of total Standard Commercial Lines NPW	32	32			32	33

NPW benefited from increased retention and renewal pure price increases in Third Quarter and Nine Months 2020 compared to Third Quarter and Nine Months 2019. Despite these increases, the Nine Months 2020 NPW was flat compared to Nine Months 2019 due to an 8 percentage point reduction related to the $46 million estimated return audit and mid-term endorsement premium accrual due to the COVID-19 pandemic discussed in "Current Events" above. This accrual also reduced NPE by $10 million in Third Quarter 2020 and $38 million in Nine Months 2020.

The fluctuations in the combined ratios illustrated in the table above included the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(10.0)	(5.5)	pts	$(3.0)	(1.8)	pts	(3.7)	pts

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(20.0)	(3.9)	pts	$(10.0)	(2.0)	pts	(1.9)	pts

The Third Quarter and Nine Months 2020 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2017 and prior. The Third Quarter and Nine Months 2019 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2015 and 2017.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$169,885	150,765	13%		$498,892	453,201	10%
Direct new business	26,808	24,096	11		87,808	80,840	9
Retention	87%	85	2	pts	86%	82	4	pts
Renewal pure price increases	8.4	7.5	0.9		7.8	7.4	0.4
NPE	$160,937	141,182	14%		$449,162	408,706	10%
Underwriting income (loss)	2,603	(11,398)	123		(5,877)	(28,919)	80
Combined ratio	98.4%	108.1	(9.7)	pts	101.3%	107.1	(5.8)	pts
% of total Standard Commercial Lines NPW	29	28			30	28

The increases in NPW shown in the table above reflect renewal pure price increases, higher retention, and an increase in new business. This growth includes (i) 6% growth of in-force vehicle counts as of September 30, 2020 compared to September 30, 2019, and (ii) 8.4% of renewal pure price increases for Third Quarter 2020 and 7.8% for Nine Months 2020, due to our efforts to improve profitability on this line in recent years. The increase in Nine Months 2020 was partially offset by a $15.4 million premium credit to our commercial automobile customers as a result of the COVID-19 pandemic, which reduced the NPW growth rate by 3 percentage points in Nine Months 2020 compared to the same prior year period. This premium credit was fully earned in Nine Months 2020.

The combined ratio improvements outlined above were driven by the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$1.6	1.0	pts	$1.2	0.9	pts	0.1	pts
Non-catastrophe property loss and loss expenses	23.7	14.7		26.5	18.8		(4.1)
Total	25.3	15.7		27.7	19.7		(4.0)

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$3.0	0.7	pts	$2.3	0.6	pts	0.1	pts
Non-catastrophe property loss and loss expenses	63.8	14.2		75.5	18.5		(4.3)
Unfavorable prior year casualty reserve development	10.0	2.2		—	—		2.2
Total	76.8	17.1		77.8	19.1		(2.0)

In addition to the above, Third Quarter 2020 was impacted by the following:
•A 3.1-point reduction in casualty loss costs compared to Third Quarter 2019 primarily due to the significant rate increases taken on this line in the last few years; and
•A 2.1-point decrease in the underwriting expense ratio compared to Third Quarter 2019, driven by the expense management initiatives instituted in March 2020 to help reduce our other insurance expenses, as discussed in "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" above.

Further impacting Nine Months 2020 was:
•A 3.4-point reduction in casualty loss costs compared to Nine Months 2019 primarily due to the significant rate increases taken on this line in the last few years;
•An additional 2.4-point reduction, or $10.8 million, in our casualty loss costs, which was an offsetting reduction to the $15.4 million premium credit to our commercial automobile customers mentioned above. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as reflected in the table above. These favorable current year loss costs impacted our commercial automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives; and
•A 0.4-point increase in the underwriting expense ratio compared to Nine Months 2019, driven by a 0.7-point increase in our allowance for uncollectible accounts on our premiums receivable, which is discussed in "Current Events" above, and was partially offset by expense management initiatives discussed above.

The Nine Months 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

This line of business remains an area of focus for both us and the industry, as profitability challenges continue to generate combined ratios that are higher than our risk-adjusted targeted combined ratio. To address profitability in this line, we have been implementing price increases in recent years, while working to enhance our underwriting tools to improve the accuracy of our rating information to prevent premium leakage. We have also been actively managing our new and renewal business, which we expect will have a positive impact on profitability through business mix improvement.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$73,009	71,534	2%		$199,189	238,037	(16)%
Direct new business	11,477	12,025	(5)		39,446	46,765	(16)
Retention	85%	84	1	pts	84%	83	1	pts
Renewal pure price decreases	(2.0)	(2.7)	0.7		(2.5)	(2.8)	0.3
NPE	$75,595	75,478	—%		$204,207	232,657	(12)%
Underwriting income	21,567	17,333	24		48,322	42,566	14
Combined ratio	71.5%	77.0	(5.5)	pts	76.3%	81.7	(5.4)	pts
% of total Standard Commercial Lines NPW	13	13			12	15

In addition to the drivers in the table above, Nine Months 2020 NPW was reduced by a $29 million estimated return audit and mid-term endorsement premium accrual due to the COVID-19 pandemic discussed in "Current Events" above that contributed 12 percentage points to the decline in NPW in Nine Months 2020 compared to Nine Months 2019. This accrual also reduced NPE by $6 million in Third Quarter 2020 and $24 million in Nine Months 2020.

The decrease in the combined ratio in Third Quarter and Nine Months 2020 compared to the same prior year periods was primarily driven by favorable prior year casualty reserve development, as follows:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(15.0)	(19.8)	pts	$(13.0)	(17.2)	pts	(2.6)	pts

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(40.0)	(19.6)	pts	$(33.0)	(14.2)	pts	(5.4)	pts

The development in Third Quarter and Nine Months 2020 was primarily due to lower severities in accident years 2017 and prior. The development in Third Quarter and Nine Months 2019 was primarily due to lower severities in accident years 2017 and prior.

In addition to the items in the tables above, the Third Quarter 2020 combined ratio was impacted by a 1.7-point decrease in the underwriting expense ratio compared to Third Quarter 2019, driven by the expense management initiatives instituted in March 2020 to help reduce our other insurance expenses, as discussed in "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" above. The Nine Months 2020 combined ratio included a 0.5-point increase in the underwriting expense ratio compared to Nine Months 2019, driven by a 0.4-point increase in our allowance for uncollectible premiums receivable, which is discussed in "Current Events" above.

Commercial Property
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
NPW	$106,221	97,393	9%		$313,405	284,861	10%
Direct new business	22,515	22,527	—		70,958	64,960	9
Retention	84%	83	1	pts	84%	82	2	pts
Renewal pure price increases	4.4	2.8	1.6		4.2	3.3	0.9
NPE	$97,997	89,215	10%		$287,279	262,418	9%
Underwriting (loss) income	(11,903)	(409)	(2,810)		(34,794)	2,866	(1,314)
Combined ratio	112.1%	100.5	11.6	pts	112.1%	98.9	13.2	pts
% of total Standard Commercial Lines NPW	18	18			19	17

The increase in the combined ratio in Third Quarter and Nine Months 2020 compared to Third Quarter and Nine Months 2019 was driven by the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$28.5	29.1	pts	$12.4	13.9	pts	15.2	pts
Non-catastrophe property loss and loss expenses	44.0	44.9		41.5	46.5		(1.6)
Total	72.5	74.0		53.9	60.4		13.6

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$83.4	29.0	pts	$43.6	16.6	pts	12.4	pts
Non-catastrophe property loss and loss expenses[1]	127.9	44.5		114.6	43.7		0.8
Total	211.3	73.5		158.2	60.3		13.2
1Non-catastrophe property loss and loss expenses for Nine Months 2020 included an estimate of $10 million in response to the COVID-19 pandemic, which is discussed in "Current Events" above.

Higher catastrophe losses in Third Quarter and Nine Months 2020 compared to Third Quarter and Nine Months 2019 were driven by the events mentioned in "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" discussion above.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$79,697	81,639	(2)	%	$225,511	233,717	(4)%
NPE	75,976	76,738	(1)		223,737	231,158	(3)
Less:
Loss and loss expense incurred	69,667	54,843	27		182,150	158,467	15
Net underwriting expenses incurred	20,713	22,526	(8)		61,929	65,617	(6)
Underwriting (loss) income	$(14,404)	(631)	(2,183)	%	$(20,342)	7,074	(388)%
Combined Ratios:
Loss and loss expense ratio	91.7%	71.4	20.3	pts	81.4%	68.5	12.9	pts
Underwriting expense ratio	27.3	29.4	(2.1)		27.7	28.4	(0.7)
Combined ratio	119.0	100.8	18.2		109.1	96.9	12.2

NPW decreased in both Third Quarter and Nine Months 2020 compared to the same prior year periods, driven by new business that was not sufficient to compensate for the attrition reflected in our 83% retention ratio. Additionally, Nine Months 2020 included a $4.3 million premium credit to our Standard Personal Lines customers as a result of the COVID-19 pandemic. This premium item contributed 2 percentage points to the decline in NPW in Nine Months 2020 compared to the same prior year period. This premium credit was fully earned in Nine Months 2020.

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$12.1	10.2	19%		$33.8	31.1	9%
Retention	83%	83	—	pts	83%	83	—	pts
Renewal pure price increases	1.8	5.0	(3.2)		2.9	5.3	(2.4)

The increase in the combined ratio of 18.2 points in Third Quarter 2020 compared to Third Quarter 2019 and 12.2 points in Nine Months 2020 compared to Nine Months 2019 was driven by the following:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$28.4	37.4	pts	$7.9	10.3	pts	27.1	pts
Non-catastrophe property loss and loss expenses	22.4	29.5		25.2	32.8		(3.3)
Unfavorable prior year casualty reserve development	—	—		2.0	2.6		(2.6)
Total	50.8	66.9		35.1	45.7		21.2

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$66.4	29.7	pts	$18.1	7.8	pts	21.9	pts
Non-catastrophe property loss and loss expenses	60.5	27.1		78.7	34.1		(7.0)
Unfavorable prior year casualty reserve development	—	—		2.0	0.9		(0.9)
Total	126.9	56.8		98.8	42.8		14.0

For additional information regarding the amounts in the table above, see "Financial Highlights of Results for Third Quarter and Nine Months 2020 and Third Quarter and Nine Months 2019" above.

The Nine Months 2020 results included a reduction to NPW for the $4.3 million premium credit to our personal automobile customers mentioned above, of which there was an offsetting reduction in our casualty loss costs of $2.5 million. This reduction in our casualty loss costs decreased our loss ratio by 1.1 points in Nine Months 2020. As discussed in the "Current Events" section above, the automobile premium credit was income neutral with the remaining offset reflected in lower non-catastrophe property losses, as reflected in the table above. These favorable current year loss costs impacted our personal automobile line of business, reflecting anticipated decreases in frequencies as a result of governmental shelter-in-place directives.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Insurance Segments Results:
NPW	$62,057	62,368	—%		$186,550	180,572	3%
NPE	60,480	61,721	(2)		177,509	178,660	(1)
Less:
Loss and loss expense incurred	47,090	39,794	18		119,685	111,772	7
Net underwriting expenses incurred	20,667	20,011	3		61,789	57,449	8
Underwriting (loss) income	$(7,277)	1,916	(480)%		$(3,965)	9,439	(142)%
Combined Ratios:
Loss and loss expense ratio	77.8%	64.5	13.3	pts	67.4%	62.5	4.9	pts
Underwriting expense ratio	34.2	32.4	1.8		34.8	32.2	2.6
Combined ratio	112.0	96.9	15.1		102.2	94.7	7.5

NPW was flat in Third Quarter 2020, as strong new business growth and renewal pure price increases were offset by a reduction in net renewal and endorsement activity. NPW in Nine Months 2020 increased 3% compared to Nine Months 2019 due to increases in direct new business and strong renewal pure price increases. After two consecutive years in which we exited underperforming business segments, our focus has shifted to profitably growing segments of our E&S book that have demonstrated underwriting profitability.

Quantitative information on the premium in this segment is as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2020	2019			2020	2019
Direct new business	$29.7	23.1	29%		$85.5	73.8	16%
Renewal pure price increases	7.0%	5.8	1.2	pts	5.8%	5.0	0.8	pts

The combined ratio increased 15.1 points in Third Quarter 2020 and 7.5 points in Nine Months 2020 compared to the same prior year periods, primarily driven by the items outlined in the tables below:

	Third Quarter 2020			Third Quarter 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$11.8	19.5	pts	$1.5	2.4	pts	17.1	pts
Non-catastrophe property loss and loss expenses	8.0	13.2		7.0	11.4		1.8
Total	19.8	32.7		8.5	13.8		18.9

	Nine Months 2020			Nine Months 2019
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$18.8	10.6	pts	$4.3	2.4	pts	8.2	pts
Non-catastrophe property loss and loss expenses	19.3	10.9		17.1	9.6		1.3
Total	38.1	21.5		21.4	12.0		9.5

The increase in catastrophe losses in Third Quarter 2020 was due primarily to Hurricane Laura. The increase in Nine Months 2020 also included losses related to the civil unrest that occurred throughout the country in June. These increases were partially offset by a 3.1-point decrease in current year loss costs in Third Quarter and Nine Months 2020 compared to the same prior year periods.

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

Details of the treaties are as follows:

Property Excess of Loss
Our Property Excess of Loss Treaty provides protection against large individual property losses with $58.0 million of coverage in excess of a $2.0 million per risk:
•The per occurrence cap on the first and second layers is $84.0 million.
•The first layer has unlimited reinstatements and a limit of $8.0 million in excess of $2.0 million.
•The annual aggregate limit, for the $30.0 million in excess of $10.0 million second layer, is $120.0 million.
•A third layer has a limit of $20.0 million in excess of $40.0 million, with an annual aggregate limit of $80.0 million.
•The Property Treaty excludes nuclear, biological, chemical, and radiological ("NBCR") terrorism losses, includes non-NBCR losses from terrorism, and now excludes communicable disease.

Casualty Excess of Loss
Our Casualty Excess of Loss Treaty provides protection against large individual casualty losses with $88.0 million of coverage in excess of a $2.0 million per occurrence:
•The first through sixth layers provide coverage for 100% of up to $88.0 million in excess of a $2.0 million retention.
•The Casualty Treaty includes a $25.0 million limit, per life, on our workers compensation business, which remains unchanged from the prior treaty.
•The Casualty Treaty excludes NBCR terrorism losses and has annual aggregate non-NBCR terrorism limits of $208.0 million.

For a discussion of the risks associated with future changes in our reinsurance treaties, see Item 1A. "Risk Factors." of this Form 10-Q.

Investments
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. Our fixed income securities and short-term investment portfolios represented 94% of our invested assets at September 30, 2020, and 96% of our invested assets at December 31, 2019. These portfolios had a weighted average credit rating of “ AA- ,” as of both September 30, 2020 and December 31, 2019, with 96% and 97% of the securities in these portfolios being investment grade quality as of such dates, respectively. The sector composition and credit quality of our major asset categories within our fixed income securities portfolio did not significantly change from December 31, 2019. We have been actively engaged in monitoring and managing the exposure to credit risk in our portfolio associated with the impact of the COVID-19 pandemic and related economic conditions. We have also been managing the portfolio's exposure to floating rate securities, which reset principally to 90-day LIBOR. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk-seeking assets and will continue to evaluate further changes to our allocation during the course of 2020, subject to economic and market conditions. Given the steepness of the credit risk curve, combined with a significant reduction in our investment leverage over the last few years, we may choose to modestly increase our exposure to credit risk within our investment portfolio, which would likely result in the average credit rating of the portfolio decreasing modestly from "AA-" to "A+".

Total Invested Assets
($ in thousands)	September 30, 2020	December 31, 2019	Change
Total invested assets	$7,277,460	6,688,654	9%
Invested assets per dollar of stockholders' equity	3.04	3.05	—
Unrealized gain – before tax[1]	340,546	216,564	57
Unrealized gain – after tax[1]	269,031	171,085	57
1Includes unrealized gains on fixed income and equity securities.

The increase in invested assets at September 30, 2020 compared to December 31, 2019, was driven by operating cash flow generated in Nine Months 2020 of $380.9 million and net proceeds of $167.0 million from short-term borrowings. For additional information regarding these short-term borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

In addition, invested assets included an increase in unrealized gains on our fixed income securities portfolio of $131.1 million in Nine Months 2020, which increased our book value per share by $1.73. The increase was driven principally by a significant decline in benchmark United States Treasury rates.

For details regarding the credit quality of our portfolio, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-Q.

Net Investment Income
The components of net investment income earned for the indicated periods were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2020	2019			2020	2019
Fixed income securities	$51,285	50,749	1%		$152,617	150,689	1%
Commercial mortgage loans ("CMLs")	245	—	NM		463	—	NM
Equity securities	1,948	1,885	3		5,523	5,265	5
Short-term investments	244	1,410	(83)		1,830	5,213	(65)
Other investments	18,671	5,267	254		9,167	13,421	(32)
Investment expenses	(4,208)	(3,485)	21		(11,004)	(9,639)	14
Net investment income earned – before tax	68,185	55,826	22		158,596	164,949	(4)
Net investment income tax expense	(13,054)	(10,452)	25		(29,440)	(30,630)	(4)
Net investment income earned – after tax	$55,131	45,374	22		$129,156	134,319	(4)
Effective tax rate	19.1%	18.7	0.4	pts	18.6%	18.6	—	pts
Annualized after-tax yield on fixed income securities	2.6	2.8	(0.2)		2.6	2.9	(0.3)
Annualized after-tax yield on investment portfolio	3.1	2.8	0.3		2.5	2.9	(0.4)

Income from the alternative investments in our other investment portfolio drove the increase in net investment income earned in Third Quarter 2020 compared to Third Quarter 2019. As results on these holdings are recorded on a one-quarter lag, the increase over last year's quarter was driven by improvements in market conditions during the second quarter of 2020, following the significant COVID-19-related market volatility experienced in the first quarter of 2020. Income from our fixed income securities portfolio in Third Quarter 2020 was flat compared to Third Quarter 2019, as strong operating cash flows that were 26% of NPW were offset by lower yields on this portfolio as reflected in the table above.

On a year-to-date basis, our other investment portfolio generated income of $9.2 million, which was lower than the return of $13.4 million earned in Nine Months 2019, driving the year-over-year decrease in net investment income earned. Partially offsetting this decrease was a slight increase in income on our fixed income securities in Nine Months 2020 compared to Nine Months 2019, as operating cash flows that were 18% of NPW outpaced the reduction in year-over-year yields as reflected in the table above.

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

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2020	2019		2020	2019
Net realized gains on disposals, excluding OTTI	$573	20,425	(97)%	7,288	26,752	(73)
Unrealized gains (losses) recognized in income on equity securities	4,338	(20,317)	(121)	(7,098)	(8,091)	(12)
OTTI benefit (expense)[1]	2,810	(2,291)	(223)	(24,486)	(3,366)	627
Total net realized and unrealized gains (losses)	$7,721	(2,183)	(454)	(24,296)	15,295	(259)
1See Note 2. "Adoption of Accounting Pronouncements" in Item 1. "Financial Statements." of this Form 10-Q for additional information regarding our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Losses in Nine Months 2020 were significantly impacted by COVID-19-related market volatility in the first quarter of 2020, which resulted in higher OTTI expense and unrealized losses on our equity securities portfolio. A portion of our OTTI expense in Nine Months 2020 was related to impairments on securities for which we had the intention to sell to provide our investment managers flexibility to trade and optimize our investment portfolio, which amounted to $16.3 million. We also incurred credit-related impairment losses under the new Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, which amounted to $8.2 million in Nine Months 2020.

During Third Quarter 2020, the increase in net realized and unrealized gains compared to Third Quarter 2019 was driven by an improvement in both unrealized losses in our equity portfolio and the reversal of previously-recognized expected credit losses on our fixed income securities portfolio, both reflecting improvements in the market.

Additionally, during Third Quarter 2019, we sold a significant portion of our public equity securities, realizing net gains of $21.6 million on the securities sold. These realized gains were substantially offset in Third Quarter 2019 by the reversal of previously-recorded unrealized gains related to the securities sold, which accounted for $21.4 million of the $20.3 million reduction in the table above.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2020	2019	2020	2019
Federal income tax expense	$15.4	15.0	24.7	45.3
Effective tax rate	18.0%	21.1	17.1	19.3

The effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by certain disallowances of executive compensation. The decrease in the effective tax rate in Nine Months 2020 compared to Nine Months 2019 reflects less pre-tax income from our insurance and investments segments compared to tax-advantaged income and excess tax benefits on our stock-based compensation awards and adjustments to our executive compensation disallowance.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs.

We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. During the first quarter of 2020, we increased the liquidity of both the Insurance Subsidiaries and the Parent to reduce the likelihood of becoming a forced seller of invested assets to fund operations if there is a significant slowdown in premium payments as a result of the COVID-19 pandemic. As of September 30, 2020, we had $167 million of outstanding short-term borrowings.  Our short-term investments and cash totaled $382 million at September 30, 2020, compared to $283 million as of December 31, 2019.

During Third Quarter 2020, we repaid $85 million of our short-term borrowings; however, we continue to maintain a greater level of short-term borrowings in light of the ongoing pandemic and elevated catastrophe losses we incurred during Nine Months 2020. The remaining $167 million in short-term borrowings are contractually due in the fourth quarter of 2020, and we expect to repay them by year-end.

Through Nine Months 2020, we did not experience any material changes in our daily cash collections. Given our focus on small-to-medium size business and geographic footprint, however, we expect some customers to have significant cash flow disruptions due to the COVID-19-related governmental orders and economic slowdown. Certain state insurance regulations also provided for the deferral of payments without cancellation for a period up to 90 days. Both conditions could impact our premium collection. The ultimate viability of some commercial customers' businesses will depend, in part, on the depth and duration of the economic slowdown, their participation in the first and any subsequent federal fiscal stimulus packages, and whether their business is considered essential or non-essential. We monitor our cash positions daily as part of our liquidity management process.

In addition, we continue to closely monitor market activity and the impact on our investment portfolio. Credit markets stabilized in late-March in response to the Federal Reserve Board’s actions, and conditions continued to improve through Third Quarter 2020.

The following discussion provides further details about the Company's financial condition, liquidity, and capital resources.

Liquidity
We manage liquidity with a focus on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Cash flows from operations were 26% of NPW in Third Quarter 2020, compared to 22% of NPW in Third Quarter 2019, and 18% of NPW in Nine Months 2020, compared to 15% of NPW in Nine Months 2019. We maintain liquidity at the parent primarily through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly-liquid government and corporate fixed income securities; and (iii) a cash balance. In the aggregate, cash and investments at the Parent amounted to $343 million at September 30, 2020 and $278 million at December 31, 2019.

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

Insurance Subsidiary Dividends
The Insurance Subsidiaries paid $105 million in total dividends to the Parent during Nine Months 2020. As of December 31, 2019, our allowable ordinary maximum dividend was $267 million for 2020.

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

For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 10. "Indebtedness" in Item 8. "Financial Statements." of our 2019 Annual Report. We met all covenants under our Line of Credit agreement as of September 30, 2020.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year end. Additionally, as SICNY is domiciled in New York, this company's borrowings from the FHLBNY are limited to the lower of 5% of admitted assets for the most recently completed fiscal quarter or 10% of admitted assets for the previous year end. We have a remaining capacity of $148 million for Federal Home Loan Bank borrowings, with a $6.7 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

All borrowings from both the FHLBI and the FHLBNY are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q.

Short-term Borrowings
We significantly increased our short-term borrowings during the first quarter of 2020 amid the COVID-19 pandemic, which was followed by a period of extreme volatility and uncertainty in the financial markets. As was noted above, the $302 million of proceeds from these borrowings, including the $50 million borrowing under the Line of Credit that was repaid on May 8, 2020, were invested in high-quality money market funds. We repaid the $85 million FHLBNY borrowing in September 2020 and the $50 million borrowing under the Line of Credit in May 2020, and the remainder of these short-term borrowings were outstanding as of September 30, 2020. The remaining $167 million in short-term borrowings are contractually due in the fourth quarter of 2020, and we expect to repay them by year-end. For further information regarding these borrowings, see Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity to the Parent. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both September 30, 2020 and December 31, 2019. The remaining capacity under these intercompany loan agreements was $89.4 million as of both September 30, 2020 and December 31, 2019.

Capital Market Activities
The Parent had no private or public issuances of stock during Third Quarter or Nine Months 2020.

Uses of Liquidity
The liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors.

On October 28, 2020, our Board of Directors declared, for stockholders of record as of November 13, 2020, a $0.25 per share dividend to be paid on December 1, 2020. This is a 9% increase compared to the dividend declared on July 29, 2020.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent. Excluding the short-term borrowings described above, our next two principal repayments each in the amount of $25 million, are due in the third quarter of 2021, and the next principal payment is due in 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common stock.

Capital Resources
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2020, we had GAAP stockholders' equity of $2.4 billion and statutory surplus of $2.0 billion. With total debt of $717.6 million, including long-term debt of $550.6 million at September 30, 2020, our debt-to-capital ratio was 23.1% and our long-term debt-to-capital ratio was 18.7%.

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

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity. We have an attractive book of business and solid capital base, positioning us well to take advantage of market opportunities that may arise.

Book value per share increased to $40.00 as of September 30, 2020, from $36.91 as of December 31, 2019, driven by $1.73 in unrealized gains on our fixed income securities portfolio and $1.98 in net income per share, partially offset by $0.69 in dividends to our shareholders.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2019 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A	Positive
Moody's Investor Services	A2	Stable
Fitch	A+	Stable
S&P	A	Stable

On April 10, 2020, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our strong capitalization, financial performance, stable underwriting results, and return metrics that have remained favorable compared to our peers. Fitch also considered the impact of COVID-19, including (i) its economic impact, under a set of ratings assumptions related to interest rate levels, (ii) declines in the market values of stocks, bonds, and other capital market instruments typically owned or traded by insurance companies, (iii) market liquidity, and (iv) the magnitude of claim/benefit exposures related to the COVID-19 pandemic.

In a report published by S&P on October 19, 2020, S&P reaffirmed our "A" rating with a "stable" outlook, citing our strong financial and business risk profiles, driven by strong capital adequacy and operating performance.

Off-Balance Sheet Arrangements
At September 30, 2020, and December 31, 2019, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves and (ii) contractual obligations pursuant to operating and financing leases for office space and equipment have not materially changed since December 31, 2019. The following table provides future cash payments on our notes payable as of September 30, 2020, including $167 million of short-term borrowings from the first quarter of 2020, which are discussed in Note 5. "Indebtedness" in Item 1. "Financial Statements." of this Form 10-Q:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$727.0	217.0	—	—	510.0
Interest on debt obligations	628.4	29.2	56.6	56.6	486.0
Total	$1,355.4	246.2	56.6	56.6	996.0

At September 30, 2020, we also had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$225.4	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	28.0	2030
Non-publicly traded common stock within our equity portfolio	2.0	2021
CMLs	8.3	Less than a year
Privately-placed corporate securities	24.0	Less than a year
Total	$287.7

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" as set forth in our 2019 Annual Report remains applicable, please refer to the following additional information regarding credit, liquidity, and equity price risk as of September 30, 2020.

Credit Risk
We entered the COVID-19 crisis with our investment portfolio well-positioned from a risk and liquidity perspective. At September 30, 2020 our allocation to risk assets was 9.8% of our portfolio. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk-seeking assets and will continue to evaluate further changes to our allocation during the course of 2020, subject to economic and market conditions. Our fixed income securities and short-term investment portfolios had an average credit quality of "AA-" as of September 30, 2020. Given the steepness of the credit risk curve, combined with a significant reduction in our investment leverage over the last few years, we may choose to modestly increase our exposure to credit risk within our investment portfolio, which would likely result in the average credit rating of the portfolio decreasing modestly from "AA-" to "A+".

Details on the credit quality of our invested assets are provided below:

September 30, 2020							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$381	$381	5.2%	0.2%	0.00	0.00	$377	$2	$—	$1	$1	$—

Fixed income securities:
U.S. government obligations	110	118	1.6	0.4	4.2	5.6	117	—	—	—	—	—
Foreign government obligations	16	17	0.2	1.7	5.1	6.0	—	2	8	7	—	—
State and municipal obligations	1,157	1,236	17.0	1.1	5.5	5.1	220	619	342	55	—	—
Corporate securities	2,169	2,314	31.8	2.2	4.7	6.4	14	128	893	1,049	231	—
Mortgage-backed securities:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	1,032	1,090	15.0	1.0	2.2	3.1	1,090	—	—	—	—	—
Non-agency RMBS	91	93	1.3	2.5	1.3	3.2	44	6	34	—	10	—
Total RMBS	1,123	1,183	16.3	1.1	2.1	3.1	1,134	6	34	—	10	—
Commercial mortgage-backed securities ("CMBS")	600	644	8.8	1.8	4.8	6.0	570	32	32	10	—	—
Total mortgage-backed securities	1,722	1,827	25.1	1.3	3.0	4.2	1,704	37	66	10	10	—
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"):
Auto	45	47	0.6	0.7	2.2	2.1	37	6	3	—	1	—
Aircraft	54	50	0.7	7.2	3.3	3.8	—	1	26	19	3	—
CLOs	610	607	8.3	3.1	1.1	4.7	330	182	31	44	19	1
Credit cards	17	17	0.2	0.3	1.6	1.7	17	—	—	—	—	—
Other ABS	217	225	3.1	2.7	3.3	5.4	51	3	132	28	9	1
Total CLOs and Other ABS	943	946	13.0	3.1	1.8	4.6	435	192	193	92	32	1
Total securitized assets	2,665	2,773	38.1	1.9	2.6	4.3	2,140	229	259	102	42	1
Total fixed income securities and short-term investments	6,498	6,839	93.9	1.7	3.7	5.0	2,868	980	1,502	1,213	274	1
Total fixed income securities and short-term investments by credit rating percentage							41.9%	14.3%	22.0%	17.7%	4.0%	—%
Commercial mortgage loans	30	31	0.4	3.5	2.5	5.7	—	—	21	9	—	—
Equity securities:
Common stock[1]	156	150	2.1	0.3	—	—	—	—	—	—	—	150
Preferred stock	2	2	—	3.1	—	—	—	—	—	—	2	—
Total equity securities	158	152	2.1	0.4	—	—	—	—	—	—	2	150
Other investments:
Alternative investments:
Private equity	147	147	2.0	—	—	—	—	—	—	—	—	147
Private credit	49	49	0.7	—	—	—	—	—	—	—	—	49
Real assets	22	22	0.3	—	—	—	—	—	—	—	—	22
Total alternative investments	218	218	3.0	—	—	—	—	—	—	—	—	218
Other investments	41	41	0.6	—	—	—	—	—	—	—	—	41
Total other investments	259	259	3.6	—	—	—	—	—	—	—	—	259
Total invested assets	$6,944	$7,280	100	—	—	—	$2,868	$980	$1,523	$1,223	$275	$410
(1)Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.

Equity Price Risk
Our other investment portfolio represented approximately 4% of total invested assets as of September 30, 2020, and primarily includes alternative investments in limited partnerships. We account for these investments under the equity method, and they typically report income on a one-quarter lag. During Third Quarter 2020, we recorded after-tax income on these alternative investments of approximately $14.7 million, reflecting the market recovery in the second quarter of 2020. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of our 2019 Annual Report.

Liquidity Risk
We ended the quarter with strong liquidity with short-term investments and cash of $381.7 million, which provides us significant financial flexibility should we see a slowdown in premium collections, or an acceleration of payments, including commissions and loss payments. Additionally, our investment portfolio remains highly-liquid as illustrated in the table below:

	September 30, 2020	December 31, 2019
Asset Category	Percentage of Invested Assets	Percentage of Invested Assets
Highly-liquid assets	70%	74%
Generally liquid assets, may become less liquid with market stress[1]	25	22
Generally illiquid assets[2]	5	4
Total	100%	100%
1These exposures are concentrated within CMBS, CLO and other ABS.
2These exposures include our alternative investments and other non-traded securities.

Indebtedness
Our long-term debt balance did not materially change from December 31, 2019. However, we increased our short-term debt by $302 million during the first quarter of 2020 as a contingency in light of the COVID-19-related volatility and uncertainty in the financial markets. We repaid our $50 million line of credit borrowing and our $85 million FHLBNY borrowing in Nine Months 2020. The remaining $167 million of short-term borrowings are contractually due in the fourth quarter of 2020, and we expect to repay them by year-end. The proceeds from the short-term borrowings were invested in high-quality money market funds, and for the most part, were made to increase liquidity and operating flexibility.

		September 30, 2020
($ in thousands)	Date of Maturity	Carrying Amount	Fair Value
Financial liabilities
Short-term debt
0.36% Borrowings from FHLBNY	11/16/2020	$100,000	100,005
0.58% Borrowings from FHLBI	12/14/2020	67,000	67,050
Total short-term debt		167,000	167,055

Refer to Note 10. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2019 Annual Report for additional information on our long-term borrowings and Note 5. "Indebtedness" in Part 1. "Financial Information" of this Form 10-Q for additional information regarding our short-term borrowing activity.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure.

Except for internal controls over financial reporting related to the implementation of ASU 2016-13, Financial Instruments - Credit Losses, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Nine Months 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management tested the design and operating effectiveness of internal controls over financial reporting related to the new processes regarding our allowances for credit losses and concluded they were effective.

We have not experienced any material impact to our internal control environment over financial reporting despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 current events to minimize the impact these events may have on our internal controls and their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2020, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.”

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

Governmental (international, federal, state, and local) actions to contain or delay the spread of the COVID-19 pandemic have resulted in directives requiring social distancing, operational alteration, or temporary closure of most non-essential businesses to limit public access, and the “sheltering-in-place” of everyone other than essential workers in many instances. These actions have generally:

•Negatively impacted the global and United States domestic economies, with some sectors such as travel and leisure, retail, energy, and real estate more significantly affected than others;

•Increased unemployment;

•Increased international, federal, state, and local governmental budget deficits, which has led to adverse rating actions against certain governmental units and increased the general risk of governmental debt default that could impact the value of related fixed income securities;

•Induced significant volatility in financial markets;

•Decreased valuations in markets for equity, fixed income, and alternative investments in certain sectors;

•Impacted individual income and business revenue, and increased the number of individuals and businesses experiencing financial distress with the potential for insolvency;

•Decreased premium collections, late payment fees, and reinstatement fees;

•Generated other state and federal legislative or executive branch proposals to (i) require insurance policies to retroactively cover COVID-19-related losses that were expressly excluded under the terms of some property insurance policies, and (ii) presume that COVID-19 is a work-related illness for certain employees under workers compensation policies;

•Generated state insurance department bulletins or orders requesting or mandating premium credits and rebates on certain insurance policies that may exceed actual COVID-19-related frequency experience decreases;

•Disrupted commerce, supply chains, and travel to varying degrees;

•Increased expense management focus by individuals and all-sized businesses;

•Increased the demand for and/or limited the availability of certain types of medical resources; and

•Increased e-commerce, video, phone, and other methods of remote trade and business transaction.

The economic impacts of the COVID-19-related governmental actions may impact our revenue, loss and loss expense, liquidity, or regulatory capital and surplus, and operations, particularly as these relate, without limitation, to the following:

Impact on Our Insurance Operations

•Because our general liability and workers compensation policies provide for premium audit, we must estimate the amount of return premium that we may owe policyholders for revenues and payrolls lowered due to the extent and duration of the COVID-19-related governmental directives and any related economic contraction. Such return premiums could be significant and will impact our underwriting results. Included in our results is the estimated impact of a $75 million return audit and mid-term endorsement premium accrual recorded in the first quarter of 2020 to reflect our estimate of reduced exposures due to the significant economic slowdown and the anticipated decline in payroll and sales exposures in the workers compensation and general liability lines of business. As of September 30, 2020, we had a remaining accrual of $41 million.

•In the second quarter of 2020, we offered a credit equal to 15% of insureds’ premiums for commercial automobile and personal automobile lines of insurance for April and May. This two-month premium credit was based on a limited amount of claims reporting data reflecting the impact of the COVID-19-related governmental directives on miles driven, which has reduced claims frequencies. We do not have traditional actuarial analysis to support these credits. The actual impact of the COVID-19-related governmental actions will not be fully known until some point in the future. Should the various governmental directives be extended or reinstated due to increased infection rates, it is possible that we will give further premium credit to our customers to the extent supported by further analysis. Based on the continued COVID-19-related economic impact, it is possible that state insurance commissioners may take other regulatory actions requiring further premium credits in commercial and personal automobile and other lines, and we face the risk that we may be required to return more premium than is warranted by our filed rating plans and actual loss experience.

•All of our commercial property and businessowners policies require direct physical loss of or damage to property by a covered cause of loss. Whether COVID-19-related contamination, the existence of a pandemic, and/or the resulting government shutdown orders cause physical loss of or damage to property continues to be the subject of much debate and litigation. We cannot predict the outcome of that litigation. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We offer some limited coverages that could apply in COVID-19-related claims and circumstances, primarily tied to clean-up and food-contamination that are subject to sub-limits. Approximately 95% of our commercial property and businessowners policies include the very specific and regulatory approved virus exclusion.

•We purchase a significant amount of reinsurance, including a property catastrophe reinsurance program and property and casualty excess of loss reinsurance treaties. In response to the COVID-19 pandemic and recent increased catastrophic loss activity, the reinsurance industry is seeking to tighten contractual terms and conditions, reduce reinsurance capacity, and increase its pricing for insurance company purchases of reinsurance protection. Tightened terms and conditions include the introduction of new coverage exclusions, such as excluding losses related to communicable diseases, particularly for business interruption losses in property treaties and, to a lesser extent, in casualty treaties. Reinsurers also are seeking to exclude cybersecurity breach losses from reinsurance agreements. To the extent we are exposed to losses on our primary policies from risks, such as communicable disease or cybersecurity breaches, that may now be excluded from coverage under our existing reinsurance treaties or in future renewal periods, we will face increased underwriting risk. The increased underwriting risk could increase our net loss and loss expenses and increase the volatility in our underwriting results. Decreased reinsurance capacity also would increase our underwriting risk if we are unable to fully place our existing reinsurance treaties upon renewal. If risk-adjusted reinsurance price increases are at rates higher than we are able to generate on the underlying insurance policies we sell, it will negatively impact our underwriting profitability and have a material adverse effect on our financial condition and results of operations.

•In response to the COVID-19 pandemic, there currently are various public policy debates, legislative, and regulatory proposals at both the federal and state levels:
◦Certain states have proposed legislation that would impose liability (including retroactively) for COVID-19-related business interruption losses on policies that do not provide such coverage terms. We cannot predict the outcome of such proposals, which may be influenced by media attention on and lobbying efforts by property and casualty insurance policyholders whose policies do not provide coverage for business interruption losses connected with the COVID-19-related governmental directives. We are aware of meritorious arguments that such proposals, if enacted, would be unconstitutional and impair future commercial activity. Nonetheless, if such proposals were enacted and upheld as constitutional, they would have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

◦We are aware of four future pandemic insurance proposals being discussed in Washington, D.C., only one of which has been introduced as proposed legislation. Three of the proposals provide for insurer participation and put insurer capital at risk to various degrees. If any of the proposals involving insurer at risk capital were enacted, it would have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

◦Certain state insurance departments have indicated that they currently (i) will not approve the filing of rate increases related – or unrelated – to COVID-19, and (ii) are suspending, limiting, or restricting the approval or attachment of new virus-related exclusions. To the extent any of these regulatory actions do not permit us to modify our rate filings, they could have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

•Limited availability of medical resources could result in medical inflation and complicate, delay and/or extend medical treatment that could impact exposure on workers compensation, general liability, and personal and commercial automobile claims.

•We may have increased workers compensation loss and loss expenses if policyholders' employees in high-risk roles of essential businesses contracted COVID-19 in the workplace. We may experience higher frequency of workers compensation claims, particularly as state legislative or executive order proposals are enacted that create presumptions that the contraction of COVID-19 by an essential business employee who interacted with the public is work-related. We also may see an extension of workers compensation benefits if employees do not have jobs to which they can return.

•We may experience elevated loss frequency and severity related to our liability coverages from efforts by the plaintiffs’ bar to generate COVID-19-related claim activity that impacts our policyholders.

•Loss frequency and severity could increase related to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the shelter-in-place and social distancing measures, such as arson and fraud.

•Due to the COVID-19-related governmental orders, we may experience delayed reporting of losses, settlement negotiations, and trial of disputed claims that may disrupt our normal claims resolution processes and trends.

•Service levels could deteriorate if significant numbers of our remote employees or key business partners are unable to work effectively while sheltering-in-place. Examples of potential work impacts include local internet disruption that prevents access to our virtual private network or similar unavoidable events. Because our employees are working remotely, it also is possible that we will be subject to increased cybersecurity attacks from bad actors.

Impact on our Investment Operations

•The significant equity and debt financial market volatility from the COVID-19 pandemic and the related governmental orders may impact our net investment income due to the following:
◦Financial market volatility is reflected in our alternative investment portfolio performance;

◦A change in spreads on fixed income securities may create mark-to-market investment valuation losses and volatility in unrealized capital gains, which will impact GAAP equity;

◦OTTI losses may increase due to securities we intend to sell, as we give our third-party investment managers flexibility to take advantage of the spread widening in fixed income securities, particularly in asset classes more significantly impacted by COVID-19-related governmental directives and to which the Federal Reserve Board is providing liquidity and structural support; and

◦Economic inflation related to COVID-19 issues could be higher or lower than our expectations and impact our investment returns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our purchases of our common stock in Third Quarter 2020:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Announced Programs
July 1 – 31, 2020	211	$53.29	—	—
August 1 - 31, 2020	—	—	—	—
September 1 - 30, 2020	791	57.52	—	—
Total	1,002	$56.63	—	—
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.

ITEM 6. EXHIBITS.

Exhibit No.
*3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2020, as amended by Certificate of Correction thereto, dated August 17, 2020 and effective May 4, 2020.
*10.1+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020.
*11	Statement Re: Computation of Per Share Earnings.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
*101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 29, 2020	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	October 29, 2020	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)