Form 10-K
period 2020-12-31
SELECTIVE INSURANCE GROUP INC
filed 2021-02-12
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number: 001-33067
SELECTIVE INSURANCE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue
Branchville, New Jersey 07890
(Address of Principal Executive Offices) (Zip Code)

973	948-3000
(Registrant's Telephone Number, Including Area Code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $2 per share	SIGI	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 4.60% Non-Cumulative Preferred Stock, Series B, without par value	SIGIP	The Nasdaq Stock Market LLC

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
                                                     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market, was $3,092,111,015 on June 30, 2020. As of February 4, 2021, the registrant had outstanding 59,882,189 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on April 28, 2021, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (“Parent”) is a New Jersey holding company incorporated in 1977 that owns ten property and casualty insurance subsidiaries that sell products and services only in the United States ("U.S."). Various state departments of insurance (i) license nine of our subsidiaries as admitted carriers to write specific lines of property and casualty insurance in the standard marketplace and (ii) authorize the tenth subsidiary as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. We refer throughout this document to our ten insurance subsidiaries collectively as the “Insurance Subsidiaries” and to the Parent and the Insurance Subsidiaries collectively as "we," “us,” or “our.” We make limited use of Parent as necessary to distinguish the holding company from the Insurance Subsidiaries.

Our main office is located in Branchville, New Jersey. Our common and preferred stock are listed and traded on the NASDAQ Global Select Market under the symbols “SIGI” and "SIGIP," respectively. In 2020, AM Best Company (“AM Best”) ranked us as the 38th largest property and casualty group in its annual list of “Top 200 U.S. Property/Casualty Writers,” based on 2019 net premiums written (“NPW”). Since our founding in 1926, we have a long and successful history in the property and casualty industry, including an "A" or higher AM Best financial strength rating for the past 90 years.

The property and casualty insurance market is highly regulated and competitive with fragmented market share, particularly in standard commercial lines. The market has three main distribution methods: (i) sales through appointed independent insurance agents; (ii) direct sales to personal and commercial customers, including, but not limited to, internet-based platforms; and (iii) sales through captive insurance agents employed by or contracted to sell exclusively with one insurance company. We distribute our property and casualty products exclusively through independent insurance agents.

Strategic Advantages
We have three key sustainable competitive advantages:

(i) A unique field model in which our underwriting and safety management personnel are located in the geographic territories they serve, and a claims operation that specializes regionally and dedicates resources locally to manage our customer relationships. We enhance our field model with sophisticated tools and technologies to inform underwriting, pricing, and claims decisions;

(ii) A franchise value distribution model in which we focus our independent insurance agency appointments to a small number of high quality partners with whom we have longstanding and close business relationships; and

(iii) A superior omnichannel customer experience provided by best-in-class employees, enhanced by digital platforms and value-added services to increase customer engagement.

We are rated by nationally recognized statistical rating organizations ("NRSROs") that issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations. We believe that our ability to write insurance business is most influenced by our AM Best rating. In the fourth quarter of 2020, AM Best reaffirmed (i) our rating of "A (Excellent)," the third highest of their 13 financial strength ratings, and (ii) our outlook of "positive."

Our Insurance Subsidiaries’ ratings by NRSRO are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A	Positive
Standard & Poor’s Global Ratings (“S&P”)	A	Stable
Moody’s Investors Services (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

Our independent distribution partners contemplate financial strength ratings when recommending insurance carriers to customers, and many of our customers also contemplate them in their purchasing decisions. Distribution partners generally recommend higher rated carriers to limit their potential liability for error and omission claims. Most of our customers often have minimum insurer rating requirements in loans, mortgages, and other agreements securing real and personal property.

These NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	bbb+	Positive
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.

We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

Human Capital
We recognize that sustainable human capital complements and contributes to superior longer-term financial performance. We are committed to maintaining a safe and inclusive workplace that promotes diversity and provides attractive benefits to our approximately 2,400 employees. In 2020, we were designated as a Great Place to Work CertifiedTM organization, with 91% of employees identifying us as a great place to work. We discuss our approach to (i) physical, financial, and social well-being of our employees; (ii) talent development and employee retention; and (iii) diversity and inclusion more fully below.

Physical, Financial, and Social Well-Being of our Employees
We invest significantly in our employees' physical, financial and social well-being, which is essential to retaining the best talent. We regularly analyze and adjust compensation to ensure both internal equity and external market alignment. To support the financial well-being of our employees and their families, we offer competitive financial benefit programs, including a 401(k) plan with both employer and employer matching contributions, an employee stock purchase plan with the opportunity to purchase company stock at a discount, a tuition reimbursement program, and a student loan repayment program. To promote the health and well-being of our employees, we also offer competitive and convenient health and wellness programs. We also support the social well-being of our employees, encouraging them to be connected with their colleagues and communities through various programs, such as paid time-off for volunteer work and matching charitable donations.

Talent Development and Employee Retention
We invest significant time and resources on training and development to assist our employees in fulfilling their professional potential and having rewarding careers. We are committed to ongoing learning, personal growth, and continuous improvement. Our employees have access to a variety of live instructor-led training courses and extensive online skills training courses and resources. We also have leadership and talent development programs and initiatives at all levels of the organization. Among these are our Next Generation of Leaders program, through which we identify internal leaders on whom we focus development opportunities so they will be well prepared to lead us in the future. We continue to focus on talent development programs and employee retention. For the year, our employee turnover rate was approximately 7%. Employees with over 20 years of service represented approximately 17% of all employees. In 2019, Forbes recognized us as one of "America's Best Midsize Employers."

Diversity and Inclusion
We recognize that when employees with diverse cultural backgrounds, ideas and experiences work together, it fosters innovation. We have initiatives to increase representation and cultivate greater inclusion of people with differences in gender, ethnicity, race, age, sexual orientation, gender identity, and socio-economic background. We have taken steps to (i) promote greater diversity in first-level management positions to create a pipeline to increase future diversity in senior and executive leadership, and (ii) increase members of our Board of Directors ("Board") who have diverse backgrounds with a wide range of skills and experience, including the addition of three directors who are Black and Latinx.

As of December 31, 2020, women represented 57% of our non-officer workforce and 31% of our officer workforce. We have three women on our Board, and increasing the representation of women in senior management roles is a prioritized goal. Our ethnic diversity for officers and non-officers is consistent with the national average for financial services, but our objective is to increase this representation over time. Currently, approximately 82% of our workforce is White; and 18% of our workforce is a combination of Black, Latinos, Asians, and all other ethnicities combined.

Coronavirus ("COVID-19") Pandemic
Our strategic competitive advantages described above, strong financial position, effective operations, and experienced leadership team have positioned us well to address the ongoing challenges of COVID-19. During the year, governmental (international, federal, state, and local) actions to contain or delay the spread of COVID-19 resulted in directives requiring social distancing, operational alteration or temporary closure of most non-essential businesses, and the “sheltering-in-place” of many non-essential workers. Under most governmental directives, insurance is considered an essential business. Our information technology ("IT") infrastructure and security, which previously supported over 675 home-based employees, made for a smooth and effective transition of all of our office-based employees to a temporary work-from-home environment, while still maintaining expected customer and agent service levels. Most of our local independent distribution partners also transitioned to a remote work environment. Our strong relationships with — and continued support for — them enabled us to successfully maintain the excellent service-levels we delivered pre-pandemic, for claims handling, underwriting, premium audit processes, and safety management services.

Because most employees have been working remotely since March 2020, we have changed some regular communication methods and increased video conferencing and collaboration tools on robust and secure applications. Throughout 2020, our President and Chief Executive Officer hosted regular company-wide virtual town hall meetings to provide organizational updates and address areas of general employee concern. To keep our employees fully informed about COVID-19-related developments, we (i) disseminated regular health, safety, and other communications, (ii) established an on-line coronavirus center with information, links to valuable resources, and helpful videos, and (iii) continued our pre-COVID-19 online “pulse surveys” to gauge employees’ views on various issues. Our employees have rated our communications around COVID-19 positively.

Our methods to communicate with customers, prospects, agents, and vendors generally have shifted towards digital and virtual platforms. Our underwriting, claims, premium audit, and safety management functions have replaced their former typically in-person meetings with virtual or video-enabled interactions, although some limited site visits still occur. To ensure we maintain providing a superior omnichannel customer experience as one of our three key strategic advantages, we have developed the ability to respond to our customers in their preferred method of communication — whether by phone, email, or social media.

Our internal operations continue to function effectively during COVID-19. We continue to process claims, underwrite our policies, and operate our corporate functions at the same high standards to which we have always adhered. We effectively managed the implementation of various customer support initiatives during this challenging time, including (i) billing accommodations for our customers that we announced in early 2020, coupled with the implementation of certain state-specific regulations that provided for the deferral of premium payments without cancellations for up to 90 days, and (ii) a credit to our personal and commercial automobile customers with in-force policies equivalent to 15% of their April and May premiums due to the unprecedented nature of the government directives and the associated favorable claims frequency impact.

We entered the COVID-19 pandemic in the strongest financial position in our history, with a high level of embedded profitability in our underwriting and investment portfolios, and strong financial strength ratings. This positioned us well to withstand the COVID-19-related economic downturn, market volatility and heightened uncertainty. For further information regarding the financial impacts of COVID-19, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K. Additionally, for more information on the COVID-19-related impacts on our control environment, see the "Enterprise Risk Management" discussion below.

Segments

We have four reportable segments:
•Standard Commercial Lines, which represents 74% of consolidated revenues, is comprised of property and casualty insurance products and services provided in the standard marketplace to commercial enterprises; typically businesses, non-profit organizations, and local government agencies. This business represented 80% of our total insurance operations’ NPW in 2020, and is primarily sold in 27 states and the District of Columbia. The average premium per policyholder in 2020 was approximately $12,900.

•Standard Personal Lines, which represents 10% of consolidated revenues, is comprised of property and casualty insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represented 11% of our total insurance operations’ NPW in 2020, and is sold in 15 states. The average premium per policyholder in 2020 was approximately $2,400. Standard Personal Lines includes flood insurance coverage sold through the National Flood Insurance Program ("NFIP"). Based on 2019 direct premiums written

("DPW") as reported in the S&P Market Intelligence platform, we are the third largest writer of this coverage through the NFIP. We write flood business in all 50 states and the District of Columbia.

•E&S Lines, which represents 8% of consolidated revenues, is comprised of property and casualty insurance products and services provided to customers who are unable to obtain coverage in the standard marketplace. We currently only write commercial lines E&S coverages. This business represented 9% of our total insurance operations’ NPW in 2020, and is sold in all 50 states and the District of Columbia. The average premium per policyholder in 2020 was approximately $3,100.

•Investments, which represents 8% (including net realized and unrealized gains and losses) of consolidated revenues, invests the premiums collected by our insurance operations and amounts generated through our capital management strategies, which include the issuance of debt and equity securities.

We derive substantially all of our income in three ways:

•Underwriting income/loss from our insurance operations. Underwriting income/loss is comprised of revenues, which are the premiums earned from our insurance products and services, less expenses. Gross premiums are DPW plus premiums assumed from other insurers. NPW is equal to gross premiums less premiums ceded to reinsurers. NPW is recognized as revenue ratably over a policy’s term as net premiums earned (“NPE”).

Expenses related to our insurance operations fall into three categories, which are depicted on our Consolidated Statements of Income: (i) "Loss and loss expense incurred," which includes losses associated with claims and all loss expenses incurred for adjusting claims incurred during a policy's term; (ii) "Amortization of deferred policy acquisition costs," which includes expenses related to the successful acquisition of insurance policies, such as commissions to our distribution partners and premium taxes, and are recognized ratably over a policy's term; and (iii) "Other insurance expenses," which includes acquisition expenses not captured above, as well as expenses incurred in maintaining policies and policyholder dividends.

Total underwriting expenses are the total of Amortization of deferred policy acquisition costs and Other insurance expenses, offset by Other income on our Consolidated Statements of Income. Other income primarily includes installment fees, which are fees charged to customers paying their premiums on an installment basis.

•Net investment income from our investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of (i) interest earned on fixed income investments and commercial mortgage loans, (ii) dividends earned on equity securities, and (iii) other income primarily generated from our alternative investment portfolio.

•Net realized and unrealized gains and losses on investment securities from our investments segment. Realized gains and losses from our investment portfolio is the result of (i) security disposals through sales, calls, and redemptions, (ii) losses on securities for which we have the intent to sell, (iii) credit loss expense or benefit, and (iv) net unrealized gains and losses on equity securities.

Net income (or loss) available to common stockholders on our Consolidated Statements of Income also includes (i) corporate expenses, which includes expenses of the Parent consisting of long-term incentive compensation to employees, and other general corporate expenses, (ii) interest on our debt obligations, (iii) federal income taxes, and (iv) dividends to preferred shareholders.

We use net income (or loss) available to common stockholders and non-GAAP operating income as measures of financial performance. Non-GAAP operating income differs from net income available to common stockholders by the exclusion of (i) after-tax net realized and unrealized gains and losses on investments, and (ii) after-tax debt retirement costs.

We use combined ratio as the key performance measure in assessing our insurance operations. The combined ratio is calculated by adding (i) the loss and loss expense ratio, which is the ratio of incurred loss and loss expense to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and a combined ratio over 100% indicates an underwriting loss. The combined ratio does not reflect investment income, federal income taxes, or Parent income or expense. The loss and loss expense ratio is typically the largest contributor to our combined ratio and key drivers are the amount of catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss estimates, and the impact of prior year casualty reserve development.

We principally use after-tax net investment income as the key measure in assessing the financial performance of our investments segment. We also assess total return, which we calculate by adding pre-tax net realized and unrealized investment gains or losses (including losses on securities we intend to sell and credit loss expense or benefit) to pre-tax net investment income. Our investment philosophy includes setting certain risk and return objectives for the fixed income, equity, and other investment portfolios and comparing our returns for each portfolio to a weighted-average benchmark of comparable indices.

We also use return on common equity ("ROE") and non-generally accepted accounting principles operating return on common equity ("non-GAAP operating ROE") as important measures of our overall financial performance. ROE is a profitability measurement calculated by dividing net income available to common stockholders by average common stockholders' equity during the period. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity during the period. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. We establish our non-GAAP operating ROE target annually based on (i) our current estimated weighted average cost of capital, (ii) the current interest rate environment, and (iii) property and casualty insurance market conditions. For 2021, our non-GAAP operating ROE target is 11%. For further details regarding our 2020 performance as it relates to ROE, refer to "Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form
10-K.

In addition to measuring and monitoring our results by segment using combined ratio and non-GAAP operating ROE metrics, we also monitor key operating leverage metrics, such as NPW to surplus and invested assets per dollar of common stockholders’ equity.
We believe we have a lower financial risk profile and strong financial strength compared to the industry driven by:

•Our Standard Commercial Lines segment underwriting risk appetite, which is focused on small-to-medium sized accounts, with risks generally characterized as low-to-medium hazard. Our average premium per policyholder is approximately $12,900, with about 87% of our casualty lines business in this segment having limits of $1 million or less (excluding workers compensation policies, as they do not have limits);

•Maintaining sophisticated pricing reviews and disciplined financial planning and reserving practices. The latter includes quarterly ground-up reserve reviews for principally all lines of business, semi-annual independent external reserve reviews, and year-end regulatory actuarial reserve opinions issued by an independent external actuary;

•Purchasing significant levels of reinsurance, including a property catastrophe reinsurance program that limits the net after-tax impact of a 1 in 250 year catastrophe to about 4% of our U.S. generally accepted accounting principles ("GAAP") equity and property and casualty excess of loss reinsurance agreements that limit the impact of individual property and casualty claims to $2 million per risk and $2 million per occurrence, respectively; and

•Maintaining a conservative investment portfolio principally invested in high quality and liquid fixed income and short-term investments with a modest allocation to risk assets.

As a result of our strong financial strength and lower financial and underwriting risk profile, we operate with higher operating leverage than the industry as a whole. We define operating leverage as the ratio of NPW to policyholders' surplus, and we target a ratio between 1.35x and 1.55x. Our operating leverage at December 31, 2020 was 1.30x, compared to the U.S. standard commercial and personal lines industry average of approximately 0.7x, as reported in Conning, Inc.'s Fourth Quarter 2020 Property-Casualty Forecast & Analysis.

Our higher operating leverage results in higher investment leverage than the industry. We define investment leverage as invested assets per dollar of common stockholders’ equity. Our investment leverage at December 31, 2020 was $2.96 compared to the U.S. commercial and personal lines average invested assets to surplus of $2.07. Because we have higher investment leverage, we have adopted a conservative investment management philosophy with fixed income securities and short-term investments, representing more than 92% of our invested assets. These fixed income securities and short-term investments currently have a weighted average credit rating of "AA-" and an effective duration of 3.8 years. Subject to economic and market conditions; however, we expect to modestly increase our exposure to credit risk within our fixed income securities portfolio by continuing to reinvest proceeds from the non-sale disposal activity primarily related to "AAA" rated agency-backed residential mortgage-backed securities ("RMBS") into other high quality, but non-AAA rated fixed income sectors, as we find the risk adjusted returns more attractive. Over the coming quarters, we expect the average credit rating will decrease from "AA-" to "A+" and remain there for the foreseeable future; however, we do not anticipate a material shift in the overall risk/return characteristics of our fixed income securities portfolio. For additional information about the design and credit quality characteristics of our investment segment, refer to "Credit Risk" in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Our strategy of operating with higher operating and investment leverage than the industry as a whole allows us to generate more ROE from our underwriting and investment portfolios. We generate 0.9 points of ROE for each point on the combined ratio, and 2.4 points of ROE for each point of pre-tax investment yield. This allows us to generate strong returns for our shareholders and we believe it is a competitive advantage, particularly in a low interest rate environment.

Insurance Operations

Overview
We derive all of our insurance operations revenue from selling insurance policies to businesses and individuals in return for insurance premiums. The majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical estimates and represent the ultimate amounts we will need in the future to pay claims and related expenses for insured losses that have not yet been settled and for unreported insurance claims. Estimating reserves as of any given date is an inherently uncertain process, requiring the application of estimation techniques and a considerable degree of judgment. We regularly review our overall reserve position through both internal and external actuarial reserve analyses. For a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

As part of our risk management efforts associated with the sale of our products and services, we use reinsurance to protect our capital resources and insure us against losses on the risks we underwrite. We enter into reinsurance contracts and arrangements with third parties that cover various policies we issue to our customers. In addition, to protect our Insurance Subsidiaries, we maintain an internal reinsurance pooling agreement in which each company shares in premiums and losses based on certain specified percentages. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
The types of insurance we sell in our insurance operations fall into two broad categories:

•Casualty insurance, which generally covers the financial consequences of (i) employee injuries in the course of employment, (ii) bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities, and (iii) the obligation to defend our insured(s). Casualty claims have long tails and may take several years and, in some situations, even decades to be reported and settled.

•Property insurance, which generally covers the financial consequences of accidental loss of an insured’s real and/or personal property or earnings. Property claims are generally reported and settled in a relatively short period of time.

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

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay on a covered loss. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our own policy forms, or (iii) modifying third-party policy forms. In developing products and services, we consider market demands, based on competitive research and feedback from our independent distribution partners, and the potential impact the product or service will have in making our customer’s commercial or personal endeavors safer.

Our policies provide coverage for future events, so the actual individual policy loss costs are unknown at the point of sale. Determining pricing for coverage requires us to consider many variables. Like most property and casualty insurance companies, our loss data alone is not sufficiently credible to independently establish the complex sets of loss costs and rating variables required for our products. Therefore, we often adopt loss costs and rating structures filed by statistical rating agencies, such as ISO and NCCI. We typically modify these loss costs or factors based on actuarial analyses of our own historical statistical data, to the extent that data is credible, factoring in loss trends and other expected impacts. The resulting loss costs are converted to premium rates, by adding in provisions for our company expense and profit. In some cases, we supplement the indicated rates with competitive market information to determine our final selected rates.

We have developed predictive models for many of our Standard Commercial and Standard Personal Lines, which we use to further refine the statistical rating agencies' rating plans, or to independently develop our own plans. Predictive models analyze historical statistical data related to various risk characteristics that drive loss experience. For our Standard Commercial Lines, we use the output of these models to group our policies, or potential policies, based on their expected loss potential, which serve as input into the underwriting and pricing process for individual risks. For our Standard Personal Lines, we use these models to develop factors in our filed rating plans. In all cases, the predictive capabilities of these models are dependent on the quantity and quality of available statistical data. Therefore, we may supplement them with other competitive market information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	42%	General contractors and trade contractors
Mercantile and Services	25%	Retail, office, lessors risk/property owners, automobile services and golf courses
Community and Public Services	16%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	16%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Lines customers or our E&S Lines customers by SBU. No one customer accounts for 10% or more of our insurance operations in the aggregate.

We manage volatility in our underwriting results, in part, by writing accounts that have a lower limits profile. The table below illustrates the percentage of accounts with total insured value and exposure limits at and below $1 million for property and casualty insurance accounts, respectively:

	Property	Casualty
Standard Commercial Lines	78%	87%[1]
Standard Personal Lines	84%	98%
E&S Lines	97%	98%
1Standard Commercial Lines excludes policies written in our workers compensation line of business, which do not have statutory policy limits, but are covered by our casualty excess of loss treaty, which provides coverage for losses above $2 million.

We also purchase significant levels of reinsurance from reinsurers with an average credit rating of "A" or better. Our reinsurance program supports our ability to write accounts with larger policy limits by limiting the impact of individual property and casualty losses to $2 million per risk and $2 million per occurrence, respectively.

Geographic Markets
We sell our insurance products and services in the following geographic markets:

•Standard Commercial Lines products and services are primarily sold in 27 states located in the Eastern, Midwestern, and Southwestern regions of the U.S. and the District of Columbia.

•Standard Personal Lines products and services are sold in 15 states located in the Eastern, Midwestern, and Southwestern regions of the U.S. However, flood insurance, which is reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services are sold in all 50 states and the District of Columbia.

Our growth strategy also includes a measured geographic expansion plan focused on organic growth. We plan to expand our current 27-state Standard Commercial Lines segment footprint to 30 by 2022, with the additions of Idaho, Vermont, and Alabama subject to regulatory approval. We also anticipate further geographic expansion in other selected states beyond 2022. Ultimately, we expect to be licensed to distribute our Standard Commercial Lines insurance policies in the 48-state Continental U.S. and the District of Columbia. This expansion will position us to cover customers that are based in our core geographic footprint that have additional exposures currently outside of our core footprint, allowing us to compete against insurers with national footprints.

We support geographically diversified business from our corporate headquarters in Branchville, New Jersey, our six regional branches (referred to as our “Regions”), and our underwriting and claims service center in Richmond, Virginia. The table below lists our Regions and their main office locations:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
Southwest	Scottsdale, Arizona

In addition, our E&S Lines has offices in Dresher, Pennsylvania and Scottsdale, Arizona.

Distribution Channel
We sell our insurance products and services through the following types of independent distribution partners:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents.

We generally pay our distribution partners commissions calculated as a percentage of DPW, often supplemented by amounts based on profitability or other considerations for business placed with us. We seek to compensate them fairly and consistently with market practices. No one independent distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 36% of our DPW, excluding the flood line of business, in 2020.

Independent Retail Agents
A 2020 Independent Insurance Agents & Brokers of America study reported that independent retail insurance agents and brokers write approximately 85% of standard commercial lines insurance and 36% of standard personal lines insurance in the U.S. We expect that independent retail insurance agents, which comprise the bulk of our independent distribution partners, will remain a significant force in overall insurance industry premium production because they generally represent multiple insurance carriers. This provides the customer with a wider choice of insurance products, more competitive pricing, and individualized risk-based consultation.

We have approximately 1,400 distribution partners selling our Standard Commercial Lines business, and 850 of these distribution partners also sell our Standard Personal Lines business. These 1,400 distribution partners sell our products and services through approximately 2,400 office locations. We also have approximately 6,000 distribution partners selling our flood insurance products.

Wholesale General Agents
Our distribution partners for our E&S Lines are 90 wholesale general agents with a combined 300 office locations. We have granted limited binding authority to these wholesale general agents for risks that meet our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•Use an empowered field underwriting model to provide our distribution partners with resources within close geographic proximity to their businesses and our mutual customers. For further discussion on this model, see the “Technology, Innovation, and Field Model” section below.

•Develop close relationships with each distribution partner, particularly their principals and producers, by (i) soliciting their feedback on products and services, (ii) advising them of our product development efforts, and (iii) providing education and development programs focused on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations, all of which are designed to help them profitably grow and succeed in today's market.

•Develop annual goals with each distribution partner, and then carefully monitor these goals regarding (i) types and mix of risks placed with us, (ii) new business and renewal retention expectations, (iii) customer service, (iv) pricing of their in-force book and changes in renewal prices, and (v) profitability of business placed with us.

•Develop brand recognition with our customers through our marketing efforts to be recognized as a proactive risk manager that provides the unique value-added products and services that customers seek. These unique products and services, along with our proactive communication and focus on a superior customer experience, help position us as a leader in the marketplace.

Technology, Innovation, and Field Model

We continue to evolve our technology and field model by maintaining a strong focus on innovation. This allows us to provide our customers with "around the clock" digital access to account information and transactional capabilities. While many insurers offer such digital customer solutions in personal lines, we strive to be a digital and customer experience leader in all three segments of our insurance operations.

Technology
We leverage technology in our business. We have made significant investments in IT platforms, integrated systems, and Internet-based applications, and have utilized predictive models for over 15 years in our Standard Commercial Lines underwriting.

We make these technology investments to provide:

•Our distribution partners with accurate business information and the ability to easily process policy transactions that seamlessly integrate into our systems. During 2020, we were recognized as a "Five-Star Carrier" by Insurance Business America (IBA) for superior performance in seven of the eight key categories, one of which was technology and automation.

•Our service representatives with a customer-centric view of our policyholders, as opposed to a traditional policy-centric view, which helps us to respond faster to customer inquiries and complements our on-demand access to digital transactional capabilities.

•Our underwriters with advanced underwriting and pricing tools that enhance profitability and enable premium growth by providing pricing guidance and automating the retrieval of relevant public information on existing policyholders and potential customers.

•Our claims adjusters with predictive tools that indicate which claims are likely to escalate, or result in fraud, subrogation, or litigation.

As part of our digital strategy, we provide our Standard Commercial Lines and Standard Personal Lines customers with a mobile application and a web-based portal, both of which we encourage policyholders to adopt for on-demand self-service access to account information, electronic bill payment, and claims reporting. We also provide other digital value-added services to all of our customers, such as proactive messaging about vehicle and product recalls, adverse weather, and claim status. For example, we launched a proactive communication message to our customers regarding notification of adjuster assignment, which during 2020 resulted in a decrease of adjuster transfers and adjuster inquiries by approximately 1,000 cases per month, or approximately a 40% reduction.

We manage our IT projects through an Enterprise Project Management Office (“EPMO”). The EPMO is supported by certified project managers who apply methodologies to (i) communicate project management standards, (ii) provide project management training and tools, (iii) manage projects, (iv) review project status, including external and internal costs and any projected net present value of project benefits, and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all major business and corporate areas, meets regularly to review all major initiatives and receives reports on the status of other projects. The EPMO is an important factor in the success of our business strategy and technology implementations.

Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. To augment our internal resources, we have agreements with multiple consulting, IT, and supplemental staffing service providers. Collectively, these mainly U.S.-based providers supply approximately 54% of our skilled technology capacity. We retain management oversight of all projects and ongoing IT production operations. If we were to terminate an existing technology service provider, we have procedures in place to be able to manage an efficient transition to new vendors without significant impact to our operations.

Innovation
To advance (i) an organizational culture of innovation, (ii) our nimbleness, (iii) our digital and customer experience initiatives, and (iv) our long-term value proposition to our customers and distribution partners, we have undertaken several important strategic actions. We:

•Created a team dedicated to innovation and continuous improvement under a chief innovation officer. This team was established to (i) apply proven innovation techniques and methods for identifying, prioritizing, and advancing strategic innovative ideas and opportunities, (ii) stay abreast of the key industry and insurance technology trends that impact our customers, distribution partners, and employees, and (iii) further expand our culture of innovation by providing training and skill-building opportunities, facilitating departmental and cross-functional strategy and innovation sessions, and leading relevant communities of interest that intersect with the lifecycle of innovation;

•Opened an innovation lab at our corporate headquarters to spur innovation generally and further our efforts to identify and deploy product, agency and customer experience, and operational efficiency improvements; and

•Established an Insurtech Investment Committee to review and take action on potential investment opportunities in technology and Insurtech vehicles that may positively impact our business or the industry.

These efforts position us to offer customers an improved service experience and better position us to demonstrate our long-term value proposition to our customers and distribution partners.

Our digital and customer experience initiatives have helped us introduce the following solutions:

•SelectiveGOSM - a free-to-customer driving mobile application that we launched in late 2020 to our Standard Personal Lines customers in certain states, which provides driver performance features to help customers improve their driving with detailed feedback on speeding, harsh braking, rapid acceleration, and more.

•Selective® Drive - a free-to-customer, commercial vehicle fleet management tool that we launched in 2019 that detects unsafe driving behaviors and provides additional information to help our customers manage their vehicles and drivers.

In addition, during the second half of 2020, we began rolling out a new platform within our Standard Commercial Lines segment designed to streamline the quoting and issuance of new small business policies for our distribution partners. We generally consider small business to be lower hazard business in specific industry classifications with premiums less than $25,000. Writing small business has always been a core part of our strategy. Technology, as well as the number of market participants in this space, has been advancing rapidly in recent years. We launched a multi-year strategy with an emphasis on improving the ease and speed of writing small business, and are reinforcing our commitment to our distribution partners in this market by offering a best-in-class small business experience. We are advancing the user experience of our rating platform by streamlining the amount of information required to generate a quote. This new small business platform has been deployed for our businessowners' policies and commercial automobile lines of business. The enhanced system allows our agents to quote and issue over 400 businessowners' classes, including Professional Offices, Florists, Technology, and Funeral Homes. Our plans include adding additional capabilities and more lines of business in 2021 to help us maximize new business growth and share of small business with our distribution partners.

Field Model
To support our independent distribution partners, we employ a unique field model in which (i) our Standard Commercial Lines underwriting and safety management personnel are located in the geographic territories they serve and (ii) our claims operation is organized regionally by claim specialty with local resources who manage our customer relationships. This field model builds better and stronger relationships with our independent distribution partners due to our field employees' close proximity and direct interaction with them and our customers. We enhance the field model with our sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions. At December 31, 2020, we had approximately 2,400 employees, of whom 675 are normally home-based, 950 are in our regional offices, and the remainder are in our corporate office. Currently, as a result of the COVID-19 pandemic, the majority of our office-based employees are temporarily working remotely from home.

Underwriting Process
Our underwriting process by segment is as follows:

•Standard Commercial Lines: Our Standard Commercial Lines corporate underwriting department oversees our underwriting guidelines and philosophy for each industry segment and line of business. The Chief Underwriting Officer ("CUO") delegates underwriting authority throughout the organization through formal letters of authority based on an individual underwriter's job grade and industry and line of business expertise. Our corporate underwriting department also coordinates with our corporate actuaries to determine adequate pricing levels for all Standard Commercial Lines products.

Under the authorities delegated by the CUO, our regional underwriting operations make the majority of individual underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), with contributions from Production Underwriters, Small Business Teams, and Large Account Underwriters. Renewal business is underwritten in each Region, but some business is renewed in our underwriting service center ("USC"), where underwriters are assigned to specific agents. With this model, production resources are focused on new opportunities with our agents, which provides capacity for the best profitable growth opportunities. In addition, our separate group of renewal underwriters remain focused on retaining our best accounts and driving profit improvement goals within the portfolio.

Our field model also provides a wide range of Standard Commercial Lines customer-focused safety management services focused on improving safety and risk management programs, loss experience, and retention including:

•Risk evaluation, and virtual and on-site improvement surveys intended to evaluate potential exposures and provide solutions for mitigation;
•Internet-based safety management educational resources, including a large library of coverage-specific safety materials, videos and online courses, such as defensive driving and employee educational safety courses;
•Thermographic infrared surveys used to identify potential electrical hazards; and
•Occupational Safety and Health Administration construction and general industry certification training.

We brand these services as “Safety Management: Solutions for a safer workplace.”SM We have 83 safety management specialists supporting policyholders in the field. These specialists regularly interact with customers and prospective accounts. They provide advice on risk mitigation for perils such as property damage as well as liability risks, including how to avoid abuse claims. By understanding our customers' exposures and recommending safety enhancements to reduce the risk from those exposures, our safety management specialists help us make better new and renewal underwriting decisions, while helping customers improve the safety of their operations.

To further our safety management efforts, over the past two years we have embarked on initiatives to proactively service policyholders with notifications and alerts, risk identification and mitigation of potential loss occurrence, and tools and technologies that can reduce losses and improve safety. Examples include:

•Vehicle recall notifications to our policyholders and distribution partners;
•Weather preparation notices for large storms or hurricanes, including guides on structural improvements, roof and drainage maintenance, and measures to prevent plumbing from freezing or clogging; and

•Food and product recall notifications to policyholders in food manufacturing, distribution, or preparation.

•Standard Personal Lines: Our Standard Personal Lines underwriting operations are centralized and highly automated. The majority of our new and renewal business is underwritten and priced through an automated system reflecting our filed rates and rules. Exceptions are approved under the direction of our Standard Personal Lines CUO. For long-term growth in this segment, we are actively repositioning our Standard Personal Lines business to provide our insurance products to a customer base that is less price sensitive, and more focused on insurance product coverage and service.

•E&S Lines: Our E&S territory managers focus on marketing our product capabilities, training on our guidelines and automation and collection of market intelligence with our wholesale general agents. In return, our wholesale general agents provide front-line underwriting for new business and renewals pursuant to our prescribed guidelines. Our underwriters review all exceptions submitted by our wholesale general agents for approval, revision or declination based on individual account risk characteristics.

Our USC services certain Standard Commercial Lines and Standard Personal Lines accounts designated by our independent distribution partners. All of our USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. For the convenience of our handling of USC transactions, our distribution partners agree to receive a slightly lower than standard commission on the associated premium. As of December 31, 2020, our USC was servicing NPW of $85.5 million, which represents 3% of our total NPW.

Claims Management
Timely and appropriate investigation of a claim's facts and circumstances in light of our policy's terms, conditions, and exclusions is one of the most important services we provide to our policyholders, their claimants, and our distribution partners. It also is one of the critical factors in achieving underwriting profitability. In the fourth quarter of 2020, we restructured our claims management process to more effectively administer claims. To address the increasing complexity of coverage evaluation, construction methods, and litigation, we have structured our claims organization to emphasize:

•Claims handling by technical areas of expertise, such as auto liability, general liability, property, and workers compensation;
•Claims customer managers and agency executives ("CAEs") who have responsibility for enhancing the relationship among our policyholders, agents, and our claims operation. The CAEs provide a single point-of-contact for our large account customers and distribution partners. They work with our regional underwriters to ensure appropriate claims service delivery, communicate trends, and discuss results and client services;
•Cost-effective delivery of claims services and control of loss and loss expense; and
•Timely and adequate claims reserving and resolution.

We deploy specialized claims handling as follows:

•Liability claims with high severity or technically complex losses are handled by the Complex Claims and Litigation Unit ("CCU"). The CCU specialists handle losses based on injury type or with expected severities greater than $250,000 in our Standard Commercial Lines and Standard Personal Lines.

•Litigated matters not meeting the CCU criteria are handled within our litigation unit, where regional litigation managers supervise teams of litigation adjusters aligned by jurisdiction and technical experience.

•E&S claims are handled by a dedicated group with specific expertise in E&S coverages, which differ from and often provide more limited coverages than Standard Lines offerings.

•Workers compensation claims are handled by a centralized team in Charlotte, North Carolina. Medical-only and lost-time adjusters, who are aligned and trained by jurisdiction, manage non-complex workers compensation claims within our footprint. Claims with high exposure or significant escalation risk are referred to the workers compensation strategic case management unit.

•Low-severity, high-volume property claims are handled by the claims service center ("CSC"). Certain complex claims that do not involve structural damage (e.g. employee dishonesty and equipment breakdown losses) are handled by a small group of specialists in the CSC. The CSC has adopted the use of virtual claims handling tools in order to quickly assess the value of smaller claims and pay them in a timely and appropriate manner.

•The Large Loss Unit ("LLU") handles complex property claims, typically those greater than $100,000.

•We centralize the following claims to align the highest level of expertise: (i) asbestos and environmental claims; (ii) construction defect claims; and (iii) other latent claims, including those related to abuse or molestation.

The CSC is co-located with the USC in Richmond, Virginia. The CSC receives first notices of loss from our customers and claimants about Standard Commercial Lines, Standard Personal Lines, and E&S Lines claims and manages routine, non-injury automobile and property claims. The CSC, which assigns claims to our specialized claims handling groups as warranted by complexity, is organized to:

•Reduce claims settlement times on first- and third-party automobile property damage claims;
•Increase the use of body shops, glass repair shops, and car rental agencies with which we have negotiated discounted rates and specified service levels;
•Handle and settle small property claims; and
•Investigate and negotiate auto liability claims.

The CSC uses a virtual automobile appraisal process managed by our team of appraisers from remote locations. This allows the CSC to process automobile physical damage claims faster and more efficiently. It also allows us to accumulate substantial data that will help us make ongoing improvements to our appraisal function.

The Special Investigative Unit ("SIU") supports all insurance operations and investigates potential insurance fraud and abuse, consistent with law and direction from regulatory bodies and trade associations. The SIU adheres to uniform internal procedures to improve detection and take action on potentially fraudulent claims. We have developed a proprietary SIU fraud detection model that identifies potential fraud cases early in a claim's life. The SIU supervises anti-fraud training for all claims adjusters and AMSs. Its operation sends a clear message that we will not tolerate fraud against our policyholders or us. Our practice (and usually our legal requirement) is to notify the proper authorities of SIU findings.

Insurance Operations Competition

We face substantial competition in the insurance marketplace, including from public, private, and mutual insurance companies, some of which have better brand recognition and/or lower cost of capital. Many of our competitors, like us, rely on independent partners for the distribution of their products and services. Other insurance carriers either employ their own agents who only represent them, or use a combination of distribution partners, captive agents, and direct marketing.

Within each of our insurance segments, the property and casualty insurance market is highly competitive, and market share is fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete primarily with regional and national insurers, mostly based on price, coverage terms, claims service, customer experience, safety management services, ease of technology usage, and financial ratings. We also face increased competition from established direct-to-consumer insurers, and existing competitors and new entrants that may have a lower cost structure and leverage digital technology that may offer enhanced servicing capabilities or enhanced customer experience.

Investments Segment

Our Investments segment seeks to generate net investment income by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include the issuance of debt and equity securities. Our investment portfolio mainly consists of fixed income securities, which primarily includes corporate securities, asset-backed securities, mortgage-backed securities, and state and local municipal obligations. As of December 31, 2020, 13% of this portfolio was invested in floating rate securities that reset principally on the 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). We also hold both public and private equity securities, commercial mortgage loans, short-term investments, and other investments. Other investments primarily includes alternative investments.

The primary objective of our investment portfolio is to maximize after-tax net investment income subject to our risk appetite, market conditions, and our desire for long-term growth in book value. Our investment strategy and objectives are managed by our Management Investment Committee, and are executed by our internal investment team and relationships with multiple external investment managers. This committee is comprised of senior management and is responsible for setting and implementing the investment objectives and the asset allocation, administering investment policies, selecting qualified external investment managers and advisors, and monitoring performance, transactions, and certain risk metrics, in the execution of our investment strategy. Members of this committee are appointed by our Board's Finance Committee. The Finance Committee reviews and makes recommendations to our Board with respect to certain financial affairs and our policies, including, but not limited to, investments and investment policies and guidelines, financial planning, capital structure and management, dividend policy and dividends, share repurchases, and strategic plans and transactions.

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

Regulation

Primary Oversight by the States in Which We Operate
Insurance is regulated, primarily at the state level, because of the McCarran-Ferguson Act. The primary public policy behind insurance regulation is protecting policyholders and claimants over all other constituencies, including shareholders. Insurance activities regulated by the states include the following:

•Our ability to meet financial requirements to be able to pay claimants: Oversight of matters such as: minimum capital; surplus; solvency standards; accounting methods; form and content of statutory financial statements and other reports; loss and loss expense reserves; investments; reinsurance; dividend payments and other distributions to shareholders; security deposits; and periodic financial examinations.

•Protection of policyholders: Related to our property and casualty insurance business, oversight of matters such as: certificates of authority and other insurance company licenses; licensing and compensation of distribution partners; premium rates (required to not be excessive, inadequate, or unfairly discriminatory); policy forms; policy terminations; claims handling and related practices; cybersecurity; data protection and customer privacy; reporting of premium and loss statistical information; periodic market conduct examinations; unfair trade practices; mandatory participation in shared market mechanisms, such as assigned risk pools and reinsurance pools; mandatory participation in state guaranty funds; and mandated continuing workers compensation coverage post-termination of employment.

•Protection of policyholders, claimants, and shareholders: Related to our ownership of the Insurance Subsidiaries, oversight of matters such as: registration of insurance holding company systems in states where we have domiciled insurance subsidiaries, reporting about intra-holding company system developments, and required pre-approval of certain transactions that may materially affect the operations, management, or financial condition of the insurers, including dividends and change in control.

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC has established statutory accounting principles ("SAP") and other accounting reporting formats and model insurance laws and regulations governing insurance companies. The adoption of certain NAIC model laws and regulations is a key aspect of the NAIC Financial Regulations Standards and Accreditation Program, under which state insurance departments recognize the financial examinations and reviews done by other state insurance departments, which benefits insurance companies operating in multiple states by avoiding overlapping examinations. However, an NAIC model statute only becomes a law after a state legislature enacts it, and an NAIC model rule only becomes a regulation after a state insurance department promulgates it.

The following are among the NAIC's various financial monitoring tools, most predicated on NAIC model laws and regulations that are material to the regulators in states in which our Insurance Subsidiaries are organized:

•The Insurance Regulatory Information System ("IRIS"). IRIS identifies 13 industry financial ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the financial ratios can lead to inquiries from individual state insurance departments about certain aspects of an insurer's business. Our Insurance Subsidiaries have consistently met the majority of the IRIS ratio tests.

•Risk-Based Capital ("RBC"). RBC is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below three times its "Authorized Control Level." Based on our 2020 statutory financial statements prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded three times their Authorized Control Level.

•Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, based closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates (i) auditor independence, (ii) corporate governance, and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the

Audit Committee of the Board of the Parent can also serve as the audit committee of each of our Insurance Subsidiaries, even if the Parent is not an insurance entity.

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which the state insurance regulators of our Insurance Subsidiaries have adopted, requires an insurer to annually file an internal assessment of its solvency. For more information on our internal process of assessing our major risks, refer to the "Enterprise Risk Management" section below.

NRSROs
Rating agencies, although not formal regulators, also monitor our capital adequacy. Two are (i) AM Best Company, with its Capital Adequacy Ratio ("BCAR"), and (ii) S&P, with its capital model. Both examine the strength of an insurer's balance sheet and compare available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, BCAR, and the S&P capital model all show similar direction as circumstances change, they react differently to changes in economic conditions, underwriting and investment portfolio mix, and capital. Rating agencies also update and change their capital adequacy models and requirements more frequently than the NAIC does its financial monitoring tools. We analyze this divergence in capital adequacy models as we manage our capital, risk profile, and growth objectives.

Federal Regulation
While primarily regulated at the state level, our business is subject to certain federal laws and regulations, including:

•The McCarran-Ferguson Act;
•The Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");
•The NFIP, which is overseen by the Mitigation Division of the Federal Emergency Management Agency ("FEMA");
•The Medicare, Medicaid, and SCHIP Extension Act of 2007, which subjects our workers compensation business to Mandatory Medicare Secondary Payer Reporting;
•The economic and trade sanctions of the Office of Foreign Assets Control (“OFAC”);
•Various privacy laws related to possession of personal non-public information, including the following:
◦Gramm-Leach-Bliley Act;
◦Fair Credit Reporting Act;
◦Drivers Privacy Protection Act; and
◦Health Insurance Portability and Accountability Act.
•The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which govern, among other things, publicly-traded companies and require or permit national stock exchanges or associations, such as the Nasdaq Stock Market LLC, where our securities are listed, to mandate certain governance practices of their listed companies.

The Dodd-Frank Act, enacted in 2010 in response to the 2008 and 2009 financial markets crises, provided for some public company corporate governance reforms and some oversight of the business of insurance, including:

•Establishing the Federal Insurance Office (“FIO”) under the U.S. Department of the Treasury; and
•Granting the Federal Reserve oversight of financial services firms designated as systemically important.

The FIO, consistent with its Dodd-Frank Act (i) negotiated a covered agreement with the European Union that, among other things, impacted reinsurance collateral requirements for foreign reinsurers, and (ii) has been gathering insurance market data.
For additional information on the potential impact of regulation and changes in regulation on our business, refer to the risk factor related to regulation within Item 1A. “Risk Factors.” of this Form 10-K.

Enterprise Risk Management

As a property and casualty holding company, our Insurance Subsidiaries are in the business of taking risk. We categorize our major risks into six broad categories:

•Asset risk, which stems primarily from our investment portfolio and reinsurance recoverables and includes credit and market risk;

•Underwriting risk, which is the risk that our insured losses exceed our expectations, including:
◦Losses from inadequate loss reserves;
◦Larger than expected non-catastrophe current accident year losses; and
◦Catastrophe losses that exceed our expectations or our reinsurance treaty limits.
•Liquidity risk, which is the risk we will be unable to meet contractual obligations as they become due because we are unable to liquidate assets or obtain adequate funding without incurring unacceptable investment losses or borrowing expense;
•Pension risk, which is the risk that our obligations under the Retirement Income Plan for Selective Insurance Company of America exceed our expectations because the invested assets supporting those obligations underperform or there are adverse changes in the assumptions we used to calculate the pension liabilities;
•Other risks, which include a broad range of operational risks, many difficult to quantify, such as talent/human capital, market conditions, economic, legal, regulatory, reputational, and strategic risks - as well as the risks of fraud, human failure, modeling risks, inadequate business continuity plans, or failure of controls or systems, including, rapidly-evolving cybersecurity risk; and
•Emerging risks, which include risks in each of the other five categories, but are new, rapidly evolving, or increasing substantially compared to historical levels. For example, we consider the increased frequency and intensity of severe wildfires, the exposures created by the legalization of cannabis, the recent passage of reviver statutes for victims of abuse, the various potential impacts from climate change, and the significant economic and societal impacts from the COVID-19 pandemic, all to be emerging risks.

Our internal control framework deploys three-lines of defense:

•The first line of defense are the individual business functions that deliberately assume, own, and manage the risk on a daily operational basis.
•The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. Our Chief Risk Officer, who reports to the Chief Financial Officer, leads a dedicated risk team responsible for this second line.
•The third line of defense is our Internal Audit team that, with oversight from our Board's audit committee, provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control environment. Internal Audit also coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.

We use Enterprise Risk Management (“ERM”) as part of our governance and control process to take an entity-wide view of our major risks and their potential impact. We designed our ERM framework to identify, measure, report, and monitor our major risks and develop appropriate responses to support successful execution of our business strategies.

Our Board oversees our ERM process, and the various Board committees oversee risks specific to their areas of supervision and report their activities and findings to the Board. Management has formed an Executive Risk Committee ("ERC") that is responsible for the holistic monitoring and management of our risk profile. The ERC consists of the Chief Executive Officer, his direct reports and key operational and financial leaders, including the Chief Risk Officer. The ERC relies on several management committees, such as the Emerging Risk Committee and the Underwriting Committee, for detailed analysis and management of specific major risks. The Chief Risk Officer reports on the ERC's activities, analyses, and findings to the Board or the appropriate Board committee, and provides a quarterly update on certain risk metrics.

High-quality, effective ERM is best achieved as a shared organizational cultural value that is the responsibility of every employee. We have developed processes and tools that we believe support a culture of risk management and create a robust organizational ERM framework. We also designed our compensation policies and practices, as well as our governance framework and Board leadership structure, to support our overall risk appetite and strategy. Our ERM processes and practices help us to identify potential events that may affect us, and quantify, evaluate, and manage the significant risks we face.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and various other analyses. The ERC meets at least quarterly to review and discuss various topics and the interrelation of our major risks, including, without limitation, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Annually, our Insurance Subsidiaries file their ORSA report, an internal solvency assessment developed by the Chief Risk Officer in coordination with the ERC, with their domiciliary regulator after review by our Board.

COVID-19 has been a significant emerging risk and a focus of the ERC in 2020, and will continue to remain a focus into 2021. To monitor and manage COVID-19-related developments, our ERC met daily in March, multiple times a week through April, transitioned to weekly meetings in May, June, and July, and since has met monthly. The ERC continues to actively review and address all significant operational, compliance, and financial risk matters related to COVID-19. This oversight includes matters such as employee health and safety, facilities matters, operational business continuity, IT including third-party vendors, regulatory developments, premium collections, past due accounts, investments, liquidity, capital, cash flow, claims activity, and other key business metrics. Our Management Investment Committee, which has oversight of our investment portfolio, also met weekly in the early days of the COVID-19-related financial market disruption, transitioned to meeting every two weeks, and now meets monthly. This committee has carefully reviewed detailed portfolio metrics and market projections and, during the crisis, has communicated and met regularly with our portfolio managers, allowing it to make proactive investment decisions on an informed basis. Our Board met weekly with senior executives through April, transitioned to bi-weekly meetings in May, June, and July, and since has met monthly to ensure appropriate corporate governance and oversight.

We have not had to modify our existing internal controls or processes in any significant way in response to the pandemic and we have not experienced any material impact to our internal control environment over financial reporting despite having the majority of our employees working remotely in response to the pandemic. We are continually monitoring and assessing COVID-19-related current events to minimize their potential impact on our internal controls and their design and operating effectiveness.

Given the COVID-19-related governmental actions and directives, remote access to critical systems is required. For several years, our IT security strategy has emphasized endpoint controls for cloud computing and employee mobility. This strategy leveraged a virtual private network with multi-factor authentication that is supplemented by a virtual desktop infrastructure, where necessary or appropriate, to create a highly-available and centrally-managed end-user environment. The technology supporting this strategy was already in use by our 675 home-based employees, as well as anyone working remotely on an ad hoc basis. As a result, our cybersecurity program was well-positioned to support increased remote working arrangements and respond to an increase in attempted attacks to exploit the COVID-19 outbreak without rolling back controls. Our cybersecurity strategy also has always included an information security education and awareness program that combines training with testing aligned to key security exposures, including phishing and social engineering, which is an ongoing challenge for our employees and vendors. We recently strengthened our phishing risk management by deploying multiple technology-driven controls that include malicious content checks, malicious link blocking, and reputation-based rules. The cybersecurity program also anticipated an increase in attempts to disrupt our information systems and deployed safeguards to prevent interruption to key customer and agent-facing technologies.

Our risk governance structure facilitates robust risk dialogue across all levels and disciplines of the organization. It also promotes robust risk management practices, which served us well in 2020 as we evaluated and managed the emerging risk of COVID-19. All of our strategies and controls, however, have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and generate losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all of the other information included in Item 1A. “Risk Factors.”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.", and Item 8. “Financial Statements and Supplementary Data." of this Form 10-K.

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

Item 1A. Risk Factors.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders’ dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business.

Risks Related to COVID-19

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
These actions generally have:

•Negatively impacted the global and United States domestic economies, with some sectors such as travel and leisure, retail, energy, and real estate more significantly affected than others;
•Increased unemployment;
•Increased international, federal, state, and local government budget deficits, which has led to adverse rating actions against certain governmental units and increased the general risk of government debt default that could impact the value of related fixed income securities;
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
•Generated state and federal legislative or executive branch proposals to (i) require insurance policies to retroactively cover COVID-19-related losses expressly excluded under the terms of some property insurance policies, and (ii) presume that COVID-19 is a work-related illness for certain employees under workers compensation policies;
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

Impact on Our Insurance Operations

•Because our general liability and workers compensation policies provide for premium audit to assure pricing for actual risk exposure, we must estimate return premium that we may owe policyholders for revenues and payrolls lowered by the extent and duration of the COVID-19-related governmental directives and related economic contraction. Such return premiums could be significant and will impact our underwriting results. Our results include the impact of a $75 million return audit and mid-term endorsement premium accrual recorded in the first quarter of 2020, which reflects our estimate of reduced exposures on the in-force workers compensation and general liability portfolio as of March 31, 2020. As of December 31, 2020, we had a remaining accrual of $24.8 million.

•In the second quarter of 2020, we offered a credit equal to 15% of insureds’ premiums for our standard lines commercial automobile and personal automobile lines of insurance for April and May totaling $19.7 million. This two-month premium credit was based on a limited amount of claims reporting data reflecting the impact of the COVID-19-related governmental directives on miles driven, which has reduced claims frequencies. Due to the sudden and dynamic nature of these impacts, we did not rely upon traditional actuarial analysis to support these credits. We will not know the actual impact of the COVID-19-related governmental actions until some point in the future. Should the various governmental directives be extended or reinstated due to increased infection rates, we may give further premium credit to our customers to the extent supported by further analysis. Based on the continued COVID-19-related economic impact, state insurance commissioners may take other regulatory actions requiring additional premium credits in commercial and personal automobile and other lines, and we face the risk that we may be required to return more premium than is warranted by our filed rating plans and actual loss experience.

•All of our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss to trigger a business interruption claim. Whether COVID-19-related contamination, the existence of a pandemic, and/or the resulting government shutdown orders cause physical loss of or damage to property continues to be the subject of much debate and litigation. We cannot predict the outcome of that litigation. Our practice is to include in, or attach to, all standard lines commercial property and businessowners' policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We offer some limited coverages that could apply in COVID-19-related claims and circumstances, primarily tied to clean-up and food-contamination that are subject to sub-limits. Approximately 95% of our commercial property and businessowners' policies include the very specific and regulatory approved virus exclusion.

•We purchase a significant amount of reinsurance, including a property catastrophe reinsurance program and property and casualty excess of loss reinsurance treaties. In response to the COVID-19 pandemic and recent increased catastrophic loss activity, the reinsurance industry is seeking to tighten contractual terms and conditions, reduce reinsurance capacity, and increase its pricing for reinsurance protection. Tightened terms and conditions include introducing new coverage exclusions, such as excluding losses related to communicable diseases, particularly for business interruption losses in property treaties and, to a lesser extent, in casualty treaties. To the extent we are exposed to losses on our primary policies from risks, such as communicable disease, these losses will most likely be excluded from coverage under our new reinsurance treaties, and we now face increased underwriting risk. This increased underwriting risk could increase our net loss and loss expenses and increase the volatility in our underwriting results. We experienced risk-adjusted reinsurance price increases at our January 1, 2021 renewals that were at rates higher than we are likely able to generate on the underlying insurance policies we sell.

•In response to the COVID-19 pandemic, there currently are various public policy debates and legislative and regulatory proposals at both the federal and state levels:
◦Certain states have proposed legislation that would impose liability (including retroactively) for COVID-19-related business interruption losses on policies that do not provide such coverage terms. We cannot predict the outcome of such proposals. We believe that if any of these proposals were enacted, they could impair future commercial activity and would likely be determined unconstitutional after being challenged through litigation. Nonetheless, if such proposals were enacted and upheld as constitutional, they could have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

◦We are aware of four future pandemic insurance proposals being discussed in Washington, D.C., only one of which has been introduced as proposed legislation. Three of the proposals provide for insurer participation and put insurer capital at risk to various degrees. If any of the proposals involving insurer at risk capital were enacted, it could have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

◦Certain state insurance departments have indicated that they currently (i) will not approve the filing of rate increases or decreases related – or unrelated – to COVID-19, and (ii) are suspending, limiting, or restricting the approval or attachment of new virus-related exclusions. To the extent any of these regulatory actions do not permit us to modify our rating plans, they could have a material impact on our profitability, liquidity, and overall financial condition and results of operations.

•Limited medical resources availability could result in medical inflation and complicate, delay and/or extend medical treatment that could impact exposure on workers compensation, general liability, and personal and commercial automobile claims.

•Economic inflation could increase our loss and loss expense reserves, particularly associated with our longer tail lines of business.

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

•We may experience an increase in liability claims against our policyholders related to business practices as remote-office work-from-home employees return to their pre-COVD-19 office and business locations. This may be exacerbated by an active plaintiffs’ bar seeking to generate COVID-19-related claim activity.

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

•Service levels could deteriorate if significant numbers of our (i) employees were to be simultaneously infected by COVID-19, whether working remotely or in one of our offices, and/or (ii) remote employees or key business partners are unable to work effectively while sheltering-in-place. Examples of potential work impacts include local internet disruption that prevents access to our virtual private network or similar unavoidable events. Because our employees are working remotely, it also is possible that we will be subject to increased cybersecurity attacks from bad actors.

Impact on our Investment Operations

•The COVID-19 pandemic and the related governmental orders may result in further significant equity and debt market volatility that could impact our net investment income due to the following:

◦Financial market volatility is reflected in our alternative investment portfolio performance;

◦A change in spreads on fixed income securities may create mark-to-market investment valuation losses and volatility in unrealized capital gains, which will impact GAAP equity;

◦Losses on securities that we intend to sell may increase, as we give our third-party investment managers flexibility to take advantage of the spread widening in fixed income securities, particularly in asset classes more significantly impacted by COVID-19-related governmental directives and to which the Federal Reserve Board is providing liquidity and structural support;

◦Economic inflation related to COVID-19 issues could be higher or lower than our expectations and impact our investment returns; and

◦A potential increase in credit risk associated with municipal bonds for which repayment is supported by dedicated revenue streams that may be impacted by COVID-19.

Impact on our Capital Position, Liquidity and Financial Leverage

•Out of an abundance of caution, we significantly increased our short-term debt during the first quarter of 2020 to enhance our liquidity and provide us with additional financial flexibility due to the market volatility and economic uncertainty from the COVID-19 pandemic. These short-term borrowings totaled $302 million, and we invested the proceeds in high-quality money market funds and fixed income securities. In addition to the $302 million of short-term borrowings, our GAAP equity decreased from $2.2 billion at December 31, 2019 to $2.1 billion at March 31, 2020, driven by a reduction in net unrealized gains in our investment portfolio. The combination of the additional borrowings and lower GAAP equity resulted in an increase in our debt to total capitalization ratio from 20.1% at December 31, 2019 to 28.9% at March 31, 2020, above our longer term target of 25%.

•We subsequently repaid these short-term borrowings by December 31, 2020. The reduction in the short-term borrowings, as well as an increase in our GAAP equity to $2.7 billion at December 31, 2020, inclusive of our issuance on December 2, 2020, of $200.0 million of 4.60% non-cumulative preferred stock ("Preferred Stock"), has decreased our debt to total capitalization ratio to 16.7% at December 31, 2020.

Despite the improvement in our capital position and a reduction in our debt to total capitalization since the first quarter of 2020, the ongoing COVID-19 pandemic, in future periods, could cause a reduction in our GAAP income or equity, decrease our liquidity, and result in an increase in our debt to total capitalization. This could impact our financial strength ratings and impair our business.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Losses from natural and human-made catastrophes including, without limitation, hurricanes, tornadoes, windstorms, earthquakes, hail, severe winter weather, derechos, floods, and fires, some related to climate change - and terrorism, including cyber-attacks, civil unrest, and explosions, can negatively impact our financial results. The frequency and severity of these catastrophes are inherently unpredictable. In recent years, the global insurance industry has seen an escalation in the frequency and severity of losses from catastrophes.

The United Nation’s Intergovernmental Panel on Climate Change (“IPCC”) is an international body responsible for assessing climate change science. In 2018, the IPCC reported in its "Special Report on Global Warming of 1.5°C" that human activities are estimated to have caused approximately 1.8°F of global warming above pre-industrial levels and that, if the trend continues at the current rate, it will reach 2.7°F above pre-industrial levels between 2030 and 2052. Climate change models project robust differences in global regional climate characteristics between 1.8°F and 3.6°F. These differences, whether attributable to human activities or natural, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions. These differences and increases can impact weather patterns and the frequency and severity of catastrophes including hurricanes, severe convective storms, and wildfires. The IPCC's 2019 "Special Report on Climate Change and Land" reinforced these findings.

Our insurance operations primarily write risks in the Eastern, Midwestern, and Southwestern regions of the U.S. Our most significant catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) terrorism events, (iii) severe convective storms, including hailstorms and tornadoes, and (iv) winter storms. Single storms could adversely impact our financial results, but it is also possible that we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from ISO’s Property Claim Services unit, an internationally recognized expert on U.S. storm losses.

Certain factors can impact our estimates of ultimate costs for catastrophes, including:
i.Inability to access portions of the impacted areas following a catastrophic event;
ii.Scarcity of necessary labor and materials that delay repairs and increase our loss costs;
iii.Regulatory uncertainties, including new or expanded interpretations of coverage;
iv.Residual market assessment-related increases in our catastrophe losses;
v.Potential fraud and inflated repair costs, partly driven by (a) demand surge post-event, and (b) opportunistic service providers;
vi.Higher loss adjustment expenses due to shortages of claims adjusters available to appraise damage;
vii.Late claims reporting;
viii.Escalation of business interruption costs due to infrastructure disruption; and
ix.Whether the U.S. Secretary of Treasury certifies a terrorist event as an act of terrorism under TRIPRA.

An increase in catastrophe losses likely will reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. The closer a catastrophe occurs to the end of a reporting period, the more likely it is we have limited information to estimate loss and loss expense reserves, adding greater uncertainty to our estimates. More detailed claims information available after the end of a reporting period may result in reserve changes in subsequent periods.

Our loss and loss expense reserves may not be adequate to cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. We base our loss and loss expense reserve estimates on known facts and circumstances, including our expectations of ultimate settlement and claim administration expenses, trends in claims severity and frequency, medical inflation trends, predictions of future events, and other subjective factors relating to our in-force insurance policies. There is no method for precisely estimating the ultimate liability for the settlement of claims.

Reserve estimates may be impacted by a variety of broad economic, political, social, and legal developments or trends, such as inflation, judicial tort decisions, and various state legislative initiatives. Because we cannot predict the timing and impact of these economic, political, social, and legal developments or trends, and estimating loss and loss expense reserves is inherently uncertain, we cannot be sure the reserves we establish are adequate or will be so in the future.

We review our reserve position quarterly and adjust the reserve position accordingly. An increase in reserves (i) reduces net income and stockholders’ equity, and (ii) could have a material adverse effect on our liquidity, financial strength, and debt ratings. As we underwrite new business and renew existing business, we estimate future loss cost trends in pricing our products to generate an adequate risk-adjusted return. If our estimate of future loss cost trends proves to be understated, our pricing of future new and renewal business may be inadequate to meet estimated loss costs trends, understating our future loss and loss expense reserves.

The COVID-19 pandemic is an example of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends. Two additional examples are:

•If economic inflation, including medical inflation, is higher than our assumptions, our loss and loss expense reserves associated with our longer tail lines of business may prove to be insufficient. In particular, our workers compensation line of business is susceptible to this risk, given its extended payment pattern and the current low medical inflationary environment compared to long-term medical inflation rates, which have historically been higher.

•Several states have expanded or are exploring expanding the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting claims for previously time-barred acts, these “reviver” laws may result in insurance claims that could significantly increase loss costs and require re-evaluation of previously-established reserves or the creation of new reserves. Since reviver statutes have been enacted, we have received notices of claims or potential claims for acts alleged to have occurred as far back as the 1950s. Without prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices we have received are sent on behalf of claimants by attorneys unsure of what insurer or policy (if any) may have covered the alleged assailant or supervising entity and may not implicate insurance policies issued by us or a predecessor. For notices we have determined implicate an insured under a policy issued by us or a predecessor, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, and (iii) believe we have appropriate coverage defenses and reinsurance protections that have been considered in establishing our reserves. As coverage positions may be challenged through litigation or otherwise, we face litigation risks further discussed below in the Risk Factor entitled, “Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.”

For further discussion on our loss and loss expense reserves, please see the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a significant portion of our underwriting risk exposure - specifically a portion of our loss and loss expense - to reinsurance companies in exchange for a specified portion of premiums. Most of our reinsurance contracts have annual terms. The availability, amount, and cost of reinsurance depend on market conditions, including retrocessional reinsurance market capacity. This may fluctuate significantly and not necessarily correlate to the loss experience of our specific book of business. In general, we can consider catastrophe reinsurance expense in our filed rates and rating plans. Any other disproportionate increase in our reinsurance expense that we cannot include in our filed rates and rating plans will reduce our earnings. If we do not obtain expected reinsurance amounts or terms, our reinsurance expenses could increase, we may assume increased risk for individual or aggregate losses, and our ability to write future business could be adversely affected.

Catastrophes impact many property and casualty insurance lines, but commercial property and homeowners coverages historically have accounted for most of our catastrophe-related claims. To limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. It is possible that our reinsurance coverage could be inadequate, particularly if:

•We do not purchase sufficient amounts of reinsurance because of defects or inaccuracies in the various modeling software programs we use to analyze our Insurance Subsidiaries' risk;
•A major catastrophe loss exceeds the purchased reinsurance limit or is within the limits, but exceeds the financial capacity of one or more of our reinsurers;
•The frequency of catastrophe losses increases and our Insurance Subsidiaries' insured losses exceed the aggregate limits of the catastrophe reinsurance treaty or our Insurance Subsidiaries experience an aggregation of losses that fall below our per occurrence reinsurance retention; or
•Our reinsurance counterparties (a) are unable to access their reinsurance markets, or retrocessions, (b) suffer significant financial losses, (c) are sold, (d) cease writing reinsurance business, or (e) are unable or unwilling to satisfy their contractual obligations to us.

Typically, our reinsurance contracts align with our primary insurance policies. For example, if our primary insurance policies provide coverage for a loss, then our reinsurance contracts typically provide coverage as well (subject to any specific exclusions the reinsurance contracts may contain).

In response to the COVID-19 pandemic and recent increased catastrophic loss activity, the reinsurance industry has sought to tighten contractual terms and conditions, reduce reinsurance capacity, and increase pricing. Tightened terms and conditions include introducing new coverage exclusions, such as excluding losses related to cyber risk and communicable diseases, particularly for business interruption losses in property treaties and, to a lesser extent, in casualty treaties. To the extent we are exposed to losses on our primary policies from risks, such as cyber and communicable disease, that are now principally excluded from coverage under our reinsurance treaties, we face increased underwriting risk. The increased underwriting risk could increase our net loss and loss expenses and increase the volatility in our underwriting results. Decreased reinsurance capacity also would increase our underwriting risk if we cannot fully place our existing reinsurance treaties upon renewal. We experienced risk-adjusted reinsurance price increases at our January 1, 2021 renewals that were at rates higher than we are likely to generate on the underlying insurance policies we sell. This will negatively impact our underwriting profitability in 2021.

Even with the benefits of reinsurance, our exposure to catastrophe risks could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We may be subject to potentially significant losses from acts of terrorism.
We are required to participate in TRIPRA, which was extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously-approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a significant deductible of specified losses before federal assistance is available. Our deductible of $369 million is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. For losses above the deductible in 2021, the federal government will pay 80% of losses, and the insurer retains 20%. Although TRIPRA’s provisions provide some mitigation to our loss exposure to a large-scale terrorist attack, our deductible could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of Treasury does not certify certain future terrorist events, as happened with the 2013 Boston Marathon bombing and the 2015 San Bernardino shootings, we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We also could be required to pay terrorism-related losses for customers who declined terrorism coverage.

Under TRIPRA, terrorism coverage is mandatory for all primary workers compensation policies. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance. Insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2020, 86% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events.

Many states in which we write commercial property insurance mandate that we cover fire following an act of terrorism - regardless of whether the insured opted to purchase terrorism coverage. We also sometimes elect to provide terrorism coverage for lines of business not included in TRIPRA, such as Commercial Automobile. TRIPRA has never covered personal lines of business. Our homeowner policies in Standard Personal Lines exclude nuclear losses, but they do not exclude biological or chemical losses. Our current reinsurance programs generally provide coverage for conventional acts of foreign and domestic terrorism, but afford no coverage for NBCR events.

We are exposed to credit risk.
We face credit risk in several areas of our insurance operations, including from:

•Our reinsurers, which are obligated to make payments to us under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe losses. Reinsurers generally manage their large loss exposure through their own reinsurance programs, or retrocessions, about which we do not always have the full details. If our reinsurers have difficulty collecting on their retrocession programs or in reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. This means that we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is global but relatively small.

•Certain life insurance companies obligated to our policyholders or claimants under annuities we purchased as part of structured claims settlements, if they fail to fulfill their annuity contract obligations.

•Some of our independent distribution partners, who collect premiums from our policyholders for us.

•Some policyholders directly obligated to us for premium and/or deductible payments, the timing of which may be impacted by mandated payment moratoriums.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Insurance law and regulation makes us responsible for the business practices and customer interactions of our distribution partners. Independent distribution partners have, and we expect will continue to have, a significant role in overall insurance industry premium production. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition in our distribution channel, as independent distribution partners have access to products from multiple carriers and markets, and we must market our products and services to our distribution partners before they sell them to our mutual customers.

•Challenges in developing brand recognition that require us to closely coordinate with our distribution partners, as some customers cannot differentiate their insurance agent from their insurance carrier.

•Our market share growth is tied to the growth in market share controlled by our distribution partners. Independent retail insurance agencies control 85% of standard commercial lines business and 36% of standard personal lines business in the U.S. Consequently, expansion of our Standard Personal Lines market opportunity could be more limited than our Standard Commercial Lines business. More competitors have focused on lower-cost "direct-to-the-customer" distribution models that emphasize digital ease and technological efficiencies to address the discrepancy in agency control of Standard Personal Lines business. Continued advancements in "direct-to-the-customer" distribution models may impact the overall market share controlled by our independent distribution partners and make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share, as some publicly-traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators, or are acquired by Aggregators, Aggregator demands and influence on our business could increase. For example, Aggregators could develop and implement strategies to consolidate their business with fewer insurers and demand higher base and supplemental commissions. Aggregators accounted for approximately 33% of our DPW at December 31, 2020, up from 20% three years ago. Currently, no one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by our independent distribution partners' success in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as those that occurred during the COVID-19 pandemic, could adversely affect our earnings if our policyholders need less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. An economic downturn also could lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in our investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2020, 29% of DPW in our Standard Commercial Lines business was based on payroll/sales of our underlying policyholders. An economic downturn in which our policyholders experience declines in revenue or employee count could adversely affect our audit and endorsement premium in our Standard Commercial Lines.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from AM Best, would affect our ability to write new or renewal business. Most policyholders are required by various third-party agreements to use a carrier with a specified minimum AM Best or S&P rating. Downgrades in our credit ratings also could make it more expensive for us to access capital markets. We cannot predict the possible rating actions NRSROs might take that could adversely affect our business or our potential actions in response. Any significant downgrade in our financial strength and credit ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by aggressive price competition and downward pressure on gross margins, introduction of new products and services, evolving industry standards, continual improvement in product pricing based on performance characteristics, rapid competitor adoption of technological advancements, and consumer and business price sensitivity. Our ability to compete successfully depends heavily on our ability to ensure timely and consistent introduction of innovative new products and services through digital platforms.

We face substantial competition from a wide range of property and casualty insurance companies for customers, distribution partners, and employees. Competitors include public, private, and mutual insurance companies. Many competitors are larger and may have lower operating costs, lower cost of capital, or the ability to absorb greater risk while maintaining their financial strength ratings. Other competitors, such as mutual or reciprocal companies, are owned by or operated cooperatively for insureds and, unlike us, do not have shareholders who evaluate return on equity performance. Consequently, some competitors may be able to price their products more competitively.

The Internet has emerged as a significant competitive marketplace for existing and new competitors. Established insurance competitors, such as The Progressive Corporation, are beginning to explore broader digital offerings on the Internet, while new competitors, such as Lemonade, Root, Metromile, and Next, continue to emerge. Because the Internet makes it easier and less expensive to bundle products and services, it also is possible that companies conducting business on the Internet, in the future, could enter the insurance business or form strategic alliances with insurers. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

The increasing importance of the Internet, technology, and digital strategy in our industry also highlights our need to attract and retain employees in difficult-to-fill data science, advanced analytics, and IT roles – and the potential negative impact if we fail in so doing.

We have less loss experience data than our larger competitors.
Insurers rely on access to reliable data about their policyholders and loss experience to build complex analytics and predictive models that assess risk profitability, reserve adequacy, adverse claim development potential, recovery opportunities, fraudulent activities, and customer buying habits. Because we use and rely on the aggregated industry loss data assembled by rating bureaus under the anti-trust exemptions of the McCarran-Ferguson Act, we likely would be at a competitive disadvantage to larger insurers if Congress repealed the McCarran-Ferguson Act.

We expect the use of data science and analytics to continue to increase and become more complex and accurate, particularly with larger sets of relevant data. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to analyze and project our future costs as accurately or granularly. To supplement our data, we use industry loss experience from ISO, AAIS, NCCI, and other publicly available sources. While relevant, industry data may not correlate specifically to the performance of risks we have underwritten and may not be as predictive as data on a larger book of our own business.

We are subject to various modeling risks that could have a material adverse impact on our business results.
We rely on complex financial and other statistical models, developed internally and by third parties, that predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud and other claims impacts, such as escalation, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial and other statistical models to analyze historical loss costs and pricing, trends in claims severity and frequency, the occurrence of catastrophe losses, determining reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws in these financial and other statistical models, or in the embedded assumptions, could lead to increased losses. We believe that statistical models are extremely valuable in monitoring and controlling risk, but they are not a substitute for senior management's experience or judgment.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, including changes in U.S. Presidential administration, sovereign risk, interest rate fluctuations, or other factors. Our investment portfolio's value is subject to credit risk from the issuers, and/or guarantors and insurers, of the securities we hold, and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, insurer, or other counterparty could reduce our net investment income and net realized investment gains - or result in investment losses. We are subject to the risk that the issuers or guarantors of fixed income securities we own may default on principal and interest payment obligations.

Additionally, we are exposed to interest rate risk, primarily related to the market price, and cash flow variability associated with changes in interest rates. Consequently, the value and liquidity of our cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses and have a material adverse impact on our financial condition and operating results.

Significant future declines in investment value also could require further losses recorded on securities we intend to sell and credit losses. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We have securities tied to LIBOR, which may be eliminated by the end of 2021.
As of December 31, 2020, approximately 13% of our fixed income securities portfolio was comprised of floating rate securities tied to the U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"), expected to be eliminated by the end of 2021. The global banking industry has used LIBOR as a primary metric to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products. In anticipation of LIBOR's elimination, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. The ARRC, comprised of a broad group of private-market participants, including banks, asset managers, insurers, and industry regulators, identified the Secured Overnight Financing Rate ("SOFR") as the recommended benchmark rate to replace LIBOR. SOFR is based on overnight repurchase agreement transactions backed by Treasury securities. The ARRC announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage the adoption of SOFR. We continue to monitor the potential impact, if any, the elimination of LIBOR and the transition to SOFR will have on our floating rate investments' performance.

We are subject to the types of risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. The primary assets and liabilities underlying the investments in these limited partnerships generally do not have quoted prices in active markets for the same or similar assets, so their valuation is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Because these limited partnership investments are recorded under the equity method of accounting, any valuation decreases could negatively impact our results of operations. We currently expect to increase our allocation to these investments, which may produce additional variability in our net investment income.

The determination of the amount of credit losses taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of credit losses taken on our investments is based on our periodic evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in credit losses at the time of evaluation. There can be no assurance that management has accurately assessed the level of credit losses taken as reflected in our Financial Statements. For further information about our evaluation and considerations for determining whether a security has a credit loss, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

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
Our operations are subject to complex and changing state and federal laws, regulations, and public policy debates on subjects, including, without limitation, the following:
•Pricing and underwriting practices;
•Claims practices;
•Loss and loss adjustment expense reserves;
•Exiting geographic markets and/or canceling or non-renewing policies;
•Environmental, social, and governance ("ESG") issues, including ESG investment mandates;
•Assessments for guaranty funds and second-injury funds, and other mandatory assigned risks and reinsurance;
•The types, quality, and concentration of investments we make;
•Minimum capital requirements for the Insurance Subsidiaries;
•Dividends from our Insurance Subsidiaries to the Parent;
•Privacy and data security;
•Tax;
•Antitrust;
•Consumer protection;
•Advertising;
•Sales;
•Billing and e-commerce;
•Intellectual property ownership and infringement;
•Digital platforms;
•Internet, telecommunications, and mobile communications;
•Media and digital content;
•Availability of third-party software applications and services;
•Labor and employment;
•Anti-money laundering; and
•Workplace environmental, health, and safety issues.

We continue to monitor and engage in industry and public policy discussions about related legislative and regulatory changes. Changes to laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer a product or service to customers, requiring changes to our business practices, or otherwise making our products and services less attractive to customers.

If Congress enacted a law directly regulating insurance, particularly insurer solvency oversight, and state regulators remained responsible for rate approval, we could be subject to a conflicting and inconsistent regulatory framework that could impact our profitability and capital adequacy.

While we underwrite risks only in the U.S., international regulatory developments, particularly in the European Union (“EU”) related to global capital standards, may influence U.S. regulators as they develop or revise domestic regulatory standards. The International Association of Insurance Supervisors proposed Basic Capital Standards for Global Systemically Important Insurers and a uniform capital framework for internationally active insurers in 2014. Two years later, the EU enacted Solvency II, which established new insurer capital adequacy and risk management requirements intended to reduce the possibility of consumer loss or market disruption by European insurers. Despite these international regulatory changes and continued public policy discussion, RBC remains the NAIC capital adequacy standard. The FIO, in coordination with the Federal Reserve, state regulators, and other regulatory bodies, has been exploring group capital standards. In the fourth quarter of 2020, the NAIC's Group Capital Calculation Working Group adopted the basic structure of its new Group Capital Calculation, along with the model law changes necessary to incorporate it as a requirement for U.S. insurance groups in state law.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. However, we can provide no assurance that our employees, contractors, or independent distribution partners will not violate such laws and regulations or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and may have different interpretations and/or regulations related to the same legal issues. This creates the risk that one regulator's position or interpretation may conflict with another regulator on the same issue. The cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

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
We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personally identifiable information (“PII”). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Federal Trade Commission policies. Several states, like New York, Nevada, and California, have passed laws in this area, and other jurisdictions are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

In the same year that it adopted Solvency II, the EU adopted the General Data Protection Regulation ("GDPR"). Effective since 2018 after a two-year implementation period, GDPR regulates data protection and privacy in the EU and transfers of personal data outside the EU. GDPR’s main tenet is to give individuals primary control over their personal data. While GDPR has no direct impact on U.S. companies like us without an EU presence, it and any future EU data privacy actions may influence U.S. regulators over time.

We make statements about our use and disclosure of PII through our privacy policy, information provided on our website, and other public statements. If we fail to comply with these public statements or federal, state, and international privacy-related and data protection laws and regulations, we could be subject to litigation or governmental actions. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

We are engaged in ordinary routine legal proceedings incidental to our insurance operations that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
We are engaged in ordinary routine legal proceedings incidental to our insurance operations that include:
•Defense of or indemnity for third-party suits brought against our insureds;
•Defense of actions brought against us by our insureds who disagree with our coverage decisions, some of which allege bad faith claims handling and seek extra-contractual damages, punitive damages, or other penalties;
•Actions we file, primarily for declaratory judgment, seeking confirmation that we have made appropriate coverage decisions under our insurance contracts;
•Actions brought against us or competitors alleging improper business practices and sometimes seeking class status. Such actions historically have included issues and allegations, without limitation, related to (i) unfairly discriminatory underwriting practices, including the impact of credit score usage, (ii) managed care practices, such as provider reimbursement, and (iii) automobile claims practices; and
•Actions we file against third parties and other insurers for subrogation and recovery of other amounts we paid on behalf of our insureds.

From time-to-time, legal proceedings in which we are involved may receive media attention based on their perceived newsworthiness and/or relationship to a variety of broad economic, political, social, and legal developments or trends. Such media stories could negatively impact our reputation.

We expect that any potential ultimate liability for ordinary routine legal proceedings incidental to our insurance business will not be material to our consolidated financial condition after considering estimated loss provisions. Litigation outcomes, however, are inherently unpredictable even with meritorious defenses. The time a case is in litigation also is unpredictable, as state court dockets are increasingly overcrowded. Generally, the longer a case is in litigation the more expensive it can become. Because the amounts sought in certain of these actions are large or indeterminate, any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Risks Related to Our Corporate Structure and Governance

We are a holding company, and our ability to declare dividends to our shareholders, pay indebtedness, and enter into affiliate transactions may be limited because our Insurance Subsidiaries are regulated.
Restrictions on our Insurance Subsidiaries' ability to pay dividends, make loans or advances to the Parent, or enter into transactions with affiliates may materially affect our ability to pay dividends on our preferred stock and common stock, or repay our indebtedness.

In 2021, the Insurance Subsidiaries can provide the Parent with $241 million in ordinary annual dividends under applicable state regulation. Still, their ability to pay dividends or make loans or advances is subject to their domiciliary state insurance regulator's approval or review. For additional details regarding dividend restrictions, see Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to its common stockholders is also impacted by covenants in its credit agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent, that obligate it to, among other things, maintain a minimum consolidated net worth and a maximum ratio of debt to capitalization. Under the terms of our Preferred Stock, the Parent's ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any shares of the Parent that rank junior to, or on parity with, the Preferred Stock will be subject to certain restrictions if the Parent does not declare and pay (or set aside) dividends on the Preferred Stock for the last preceding dividend period. For additional details about the Line of Credit’s financial covenants, see Note 11. “Indebtedness” in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. For additional details about conditions related to our Preferred Stock, see Note 17. "Preferred Stock" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Because we are a New Jersey corporation and an insurance holding company, we may be less attractive to potential acquirers and the value of our common stock could be adversely affected.
We are a New Jersey company, and provisions of the New Jersey Shareholders’ Protection Act and our Amended and Restated Certificate of Incorporation may discourage, delay, or prevent us from being acquired. A supermajority of our shareholders must approve (i) certain business combinations with interested shareholders, or (ii) any amendment to the related provisions of our Amended and Restated Certificate of Incorporation unless certain conditions are met. These conditions may relate to, among other things, the interested stockholder’s acquisition of stock, the approval of the business combination by disinterested members of our Board and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. In addition to considering the effects of any action on our shareholders (including any offer or proposal to acquire the Parent), our Board may consider: (i) the long-term, as well as the short-term, interests of the Parent and our shareholders, including the possibility that these interests may best be served by the continued independence of the Parent; (ii) the effects of the action on the Parent's employees, suppliers, creditors, and customers; and (iii) the effects of the action on the community in which the Parent operates.

These provisions of our Amended and Restated Certificate of Incorporation and New Jersey law could deprive our common shareholders of an opportunity to receive a premium over the prevailing market price in the event of a hostile takeover and may adversely affect the value of our common stock.

Because we own insurance subsidiaries, any party seeking to acquire 10% or more of our common stock must seek prior approval from the subsidiaries' domiciliary insurance regulators and file extensive information about their business operations and finances.

Risks Related to Our General Operations

We, our distribution partners, and our vendors are subject to attempted cyber-attacks, other cybersecurity risks, and system availability risk.
Our business heavily relies on IT and application systems that may be accessed from, or are connected to, the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also contain proprietary and confidential information, including PII, about our operations, employees, agents, and customers and their employees and property. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our ability to operate, damage our reputation and result in monetary damages that are difficult to quantify, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We have implemented systems and processes, through encryption and authentication technologies, intended to mitigate or secure our IT systems and prevent unauthorized access to, or loss of, sensitive data. Our security measures may not be sufficient for all eventualities, as cyber-attacks are continuing to evolve daily. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. Any disruption or breach of our systems or data security could damage our reputation, result in monetary damages that are difficult to quantify, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct employee education programs and tabletop exercises and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which provides coverage up to $30 million above a $1 million deductible. Such coverage may be insufficient to indemnify all losses or types of claims that may arise.

In addition to cyber-attack risk, we face system availability risk. Our business relies heavily on various IT and application systems that may be impacted by an unplanned loss of availability unrelated to malicious cyber-attacks. A failure in one or more systems, including those at facilities where we or our vendors operate systems, may interrupt our ability to operate and negatively impact our results of operations.

Our long-term strategy to deploy operational leverage is dependent on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. Our long-term strategy includes the use of above-average operational leverage, which can be measured as the ratio of NPW to our equity or policyholders' surplus. We balance and mitigate our operational leverage risk with several risk management strategies within our insurance operations to achieve a balance of growth and profit, including purchasing significant amounts of reinsurance, a disciplined approach to reserving, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters occupy a 315,000 square foot building located on a 56-acre site zoned for office and professional use in Branchville, New Jersey, and is also the home to our solar facility. The site is owned by a subsidiary that also owns abutting property in Frankford, New Jersey. We lease all our other facilities from unrelated parties. The principal office locations of our insurance operations are listed in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. Our facilities provide adequate space for our present needs and, if additional space is needed, should be available on reasonable terms.

Item 3. Legal Proceedings.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. “Risk Factors.” and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2020, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SIGI.”

(b) Holders
We had 3,051 common stockholders of record as of February 4, 2021, according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

On October 28, 2020, the Board approved a 9% increase in our common stock dividend to $0.25 per share. In addition, on January 28, 2021, the Board declared a $0.25 per share quarterly cash dividend on common stock that is payable March 1, 2021, to stockholders of record as of February 12, 2021.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	4,876,140
1Includes 257,088 shares available for issuance under our Employee Stock Purchase Plan (2009); 1,659,233 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,959,819 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2015, and ending December 31, 2020, as measured by total stockholder return on our common stock compared with the total return of the NASDAQ Composite Index and a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2020:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2020	—	$—	—	—
November 1 – 30, 2020	—	—	—	—
December 1 – 31, 2020	215	66.98	—	—
Total	215	$66.98	—	$100 million
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced that our Board authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion and based on market conditions and other considerations.

Item 6. Selected Financial Data.

Five-Year Financial Highlights[1]
(All presentations are in accordance with Generally Accepted Accounting Principles ("GAAP") unless noted otherwise; number of weighted average shares and dollars in thousands, except per share amounts)
	2020		2019	2018	2017	2016
Net premiums written	$2,773,092		2,679,424	2,514,286	2,370,641	2,237,288
Net premiums earned	2,681,814		2,597,171	2,436,229	2,291,027	2,149,572
Net investment income earned	227,107		222,543	195,336	161,882	130,754
Net realized and unrealized investment (losses) gains[2]	(4,217)		14,422	(54,923)	6,359	(4,937)
Total revenues	2,922,274		2,846,491	2,586,080	2,469,984	2,284,270
Catastrophe losses	215,378		81,001	88,023	67,299	59,735
Underwriting income	136,349		163,993	121,173	154,336	151,933
Net income available to common stockholders	246,355		271,623	178,939	168,826	158,495
Comprehensive income	384,791		431,329	105,832	204,946	151,970
Total assets	9,687,913		8,797,150	7,952,729	7,686,431	7,355,848
Long-term debt	550,743		550,597	439,540	439,116	438,667
Stockholders’ equity	2,738,889		2,194,936	1,791,802	1,712,957	1,531,370
Statutory premiums to surplus ratio	1.30	x	1.39	1.42	1.42	1.41
Combined ratio	94.9	%	93.7	95.0	93.3	92.9
Impact of catastrophe losses on combined ratio	8.0	pts	3.1	3.6	2.9	2.8
Invested assets per dollar of common stockholders' equity	$2.96		3.05	3.33	3.32	3.50
Yield on investments, after tax	2.6	%	2.9	2.8	2.1	1.9
Debt to capitalization ratio	16.7		20.1	19.7	20.4	22.3
Return on average common equity	10.4		13.6	10.2	10.4	10.8

Non-GAAP operating income[3]	$249,686		264,418	218,567	184,898	161,704
Non-GAAP operating income per common share (diluted)[3]	4.15		4.40	3.66	3.11	2.75
Non-GAAP operating return on average common equity[3]	10.5	%	13.3	12.5	11.4	11.0

Per common share data:
Net income available to common stockholders:
Basic	$4.12		4.57	3.04	2.89	2.74
Diluted	4.09		4.53	3.00	2.84	2.70

Dividends paid per common share	$0.94		0.83	0.74	0.66	0.61

Book value per common share	42.38		36.91	30.40	29.28	26.42

Price range of common stock:
High	70.89		81.35	67.17	62.40	44.00
Low	37.05		58.06	53.55	38.50	29.27
Close	66.98		65.19	60.94	58.70	43.05

Number of weighted average common shares:
Basic	59,862		59,421	58,950	58,458	57,889
Diluted	60,293		60,004	59,713	59,357	58,747

1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in these financial highlights.
2Beginning in 2018, changes in unrealized gains and losses on our equity portfolio are recognized in income through "Net realized and unrealized investment (losses) gains" on our Consolidated Statements of Income.
3Non-GAAP measure. Refer to the "Financial Highlights of Results Years Ended December 31, 2020, 2019, and 2018" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for the definition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933, as amended, and the Exchange Act for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations or forecasts of future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or the industry’s actual results, levels of activity, or performance to be materially different from those expressed or implied by the forward-looking statements. In some cases, you may identify forward-looking statements by use of words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” or “continue.” or other comparable terminology. These statements are only predictions, and we can give no assurance that such expectations will prove to be correct. We undertake no obligation, other than what federal securities laws may require, to publicly update or revise any forward-looking statements, regardless of new information, future events, or other unknowns.

Factors that could cause our actual results to differ materially from those projected, forecasted, or estimated in our forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” of this Form 10-K. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent any new factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

Introduction
We classify our business into four reportable segments:
•Standard Commercial Lines;
•Standard Personal Lines;
•E&S Lines; and
•Investments.

For more details about these segments, refer to Note 1. "Organization" and Note 12. "Segment Information" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program ("WYO"). We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, which provides us with a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries".

The following is Management's Discussion and Analysis ("MD&A") of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. The MD&A discusses and analyzes our results in 2020 compared to 2019. Investors should read the MD&A in conjunction with Item 8. "Financial Statements." of this Form 10-K. For discussion and analysis of our 2019 results compared to 2018, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018;
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Financial Condition, Liquidity, and Capital Resources;
•Off-Balance Sheet Arrangements; and
•Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
We have identified the policies and estimates critical to our business operations and the understanding of our results of operations. In preparing our consolidated financial statements ("Financial Statements"), we are required to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period. We offer no assurances that actual results will be the same as those estimates, and it is possible they will differ materially. The policies and estimates we consider most critical to the preparation of the Financial Statements involved (i) reserves for loss and loss expense, (ii) investment valuations and the allowance for credit losses on available-for-sale ("AFS") fixed income securities, (iii) reinsurance, (iv) allowance for credit losses on premiums receivable, and (v) accrual for auditable premium.

Reserves for Loss and Loss Expense
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the claim to us, and the final settlement of the claim. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported net loss and loss expense. At December 31, 2020, we had recorded $4.3 billion of gross loss and loss expense reserves and $3.7 billion of net loss and loss expense reserves. At December 31, 2019, these gross and net reserves were $4.1 billion and $3.5 billion, respectively. The Insurance Subsidiaries' liability duration was approximately 3.7 years at December 31, 2020, up slightly from 3.6 years at December 31, 2019.

The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2020 and 2019:

As of December 31, 2020
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$275,133	1,363,508	1,638,641	215,136	1,423,505
Workers compensation	359,344	721,437	1,080,781	210,450	870,331
Commercial automobile	246,428	410,123	656,551	11,611	644,940
Businessowners' policies	39,047	62,517	101,564	6,849	94,715
Commercial property	60,254	38,228	98,482	21,760	76,722
Other	5,247	15,073	20,320	2,853	17,467
Total Standard Commercial Lines	985,453	2,610,886	3,596,339	468,659	3,127,680

Personal automobile	60,860	79,596	140,456	42,403	98,053
Homeowners	15,456	31,926	47,382	847	46,535
Other	10,498	30,013	40,511	29,589	10,922
Total Standard Personal Lines	86,814	141,535	228,349	72,839	155,510

E&S casualty lines[1]	80,506	336,596	417,102	12,195	404,907
E&S property lines[2]	9,401	9,164	18,565	576	17,989
Total E&S Lines	89,907	345,760	435,667	12,771	422,896

Total	$1,162,174	3,098,181	4,260,355	554,269	3,706,086
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (92% of net reserves) and commercial auto property coverages (8% of net reserves).

December 31, 2019
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$247,267	1,269,643	1,516,910	195,830	1,321,080
Workers compensation	372,104	729,298	1,101,402	206,414	894,988
Commercial auto	216,358	408,371	624,729	14,352	610,377
Businessowners' policies	35,062	57,929	92,991	3,012	89,979
Commercial property	63,678	17,083	80,761	26,526	54,235
Other	14,213	5,357	19,570	9,113	10,457
Total Standard Commercial Lines	948,682	2,487,681	3,436,363	455,247	2,981,116

Personal automobile	68,605	80,445	149,050	44,104	104,946
Homeowners	13,616	21,713	35,329	1,182	34,147
Other	11,600	28,221	39,821	28,993	10,828
Total Standard Personal Lines	93,821	130,379	224,200	74,279	149,921

E&S casualty lines[1]	68,042	328,301	396,343	14,319	382,024
E&S property lines[2]	3,146	7,111	10,257	317	9,940
E&S Lines	71,188	335,412	406,600	14,636	391,964

Total	$1,113,691	2,953,472	4,067,163	544,162	3,523,001
1Includes general liability (94% of net reserves) and commercial auto liability coverages (6% of net reserves).
2Includes commercial property (85% of net reserves) and commercial auto property coverages (15% of net reserves).

How reserves are established
Reserves for loss and loss expense includes case reserves on reported claims and reserves known as incurred but not reported ("IBNR") reserves.  Case reserves are estimated on each individual claim, and based on claim-specific facts and circumstances known at the time.  The case reserves may be adjusted upward or downward as the specific facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) previously closed claims that will be reopened in the future, and (iv) anticipated salvage and subrogation recoveries. For additional information on our accounting policy for reserves for loss and loss expense, refer to Note. 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
Our robust reserve process relies upon internal reserve reviews performed quarterly, based upon our own loss experience, with consideration given to various internal and external factors. In addition to our internal reserve reviews, we have an external consulting actuary perform an independent review of our reserves semi-annually. We do not rely on the external consulting actuary's report for recording our reserves; however, we do review and discuss our respective observations regarding trends, key assumptions and actuarial methodologies. While not required to be performed by an independent external actuary, our independent external actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries.
Range of reasonable reserve estimates
We have estimated a range of reasonably possible reserve estimates for net loss and loss expense of $3,250 million to $3,893 million at December 31, 2020. This range reflects low and high reasonable reserve estimates determined by judgmentally adjusting the methods, factors and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates, as opposed to a distribution of all possible outcomes. Therefore, it is possible that the final outcomes may fall above or below these amounts. The range does not include a provision for potential increases or decreases associated with asbestos, environmental, and certain other continuous exposure claims, which by their nature are more variable and, therefore, traditional actuarial techniques cannot be effectively applied.

The range of reasonable reserve estimates as of December 31, 2020 has expanded relative to December 31, 2019. This is partially due to the growth in reserves commensurate with our growth in net premiums earned ("NPE"), but also recognizes the additional risks in the reserve portfolio presented by the unique legislative, judicial, economic and social environment resulting from COVID-19. Some of these uncertainties may not be resolved for an extended period of time.

Changes in Reserve Estimates (Loss Development)
Our quarterly reserve process may lead to changes in the recorded reserves for prior accident years, which is referred to as favorable or unfavorable prior year loss and loss expense development. In 2020, we experienced net favorable prior year loss development of $72.9 million, compared to $50.3 million in 2019 and $29.9 million in 2018. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2020	2019	2018
General liability	$(35.0)	(5.0)	(9.5)
Commercial Automobile	7.1	0.7	36.7
Workers compensation	(60.0)	(68.0)	(83.0)
Businessowners' policies	3.9	1.9	(1.5)
Commercial property	9.2	5.1	7.5
Homeowners	7.7	7.5	9.8
Personal automobile	(1.8)	4.4	3.0
E&S casualty lines	—	2.0	12.0
E&S property lines	(4.0)	1.0	(4.8)
Other	—	0.1	(0.1)
Total	$(72.9)	(50.3)	(29.9)

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2020, our general liability line of business had recorded reserves, net of reinsurance, of $1.4 billion, which represented 38% of our total net reserves. In 2020, this line experienced favorable development of $35.0 million, attributable to lower loss severities in accident years 2017 and prior.

During 2019, this line experienced favorable development of $5.0 million, attributable to lower loss severities in accident years 2015 and 2016, partially offset by increases in the 2017 and 2018 accident year.
By its nature, this line presents a diverse set of exposures. General liability losses and loss trends are influenced by a variety of factors, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities, such as increasing costs of raw materials, medical procedures and labor costs. Social inflation may impact both the frequency and severity of claims by impacting (i) the propensity for a claimant to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) the nature of judicial verdicts and amount of the associated awards.

We have exposure to abuse or molestation claims through insurance policies that we (i) principally underwrite through our Community and Public Services ("CAPS") strategic business unit and (ii) issue to schools, religious institutions, day-care facilities, and other social services. Through 2017, our exposure to abuse or molestation risk had been increasing, reflective of the growth in our CAPS book. In 2018, we introduced more stringent underwriting eligibility guidelines and partnered with a third party to better assess exposure and introduce greater loss control measures. In 2019, we filed and approved significant rate increases for this exposure. These actions have limited our growth in this strategic business unit.

We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits to be filed that statutes of limitations previously barred. Consequently, we may receive claims decades after the alleged acts occurred for policies issued by predecessor companies that will involve complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

To better understand our exposure to abuse or molestation, we have instituted enhanced claims coding to identify and classify abuse or molestation claims. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends. While these actions should help us better understand this rapidly evolving exposure, the ultimate impact of social, political, and legal trends remains highly uncertain, and — as a result — our loss and loss expense reserves remain highly uncertain.

The COVID-19 pandemic presents additional risk to this line in several forms. First, as businesses reopen, they may be susceptible to claims alleging customers contracting COVID-19 due to unsafe business practices. Hiring practices may also be called into question as businesses re-staff. In addition to COVID-19-specific claims, changes in claims reporting or settlement practices may have been, and may continue to be, affected by several factors, including individual's propensity to bring a claim during the shut-down, court closures, and other behavioral and procedural changes.

Standard Market Workers Compensation Line of Business
At December 31, 2020, our workers compensation line of business recorded reserves, net of reinsurance, of $870 million, which represented 23% of our total net reserves. During 2020, this line experienced favorable development of $60.0 million, driven by accident years 2018 and prior. During 2019, this line experienced favorable development of $68.0 million, driven by accident years 2017 and prior. During both 2020 and 2019, this line experienced lower loss emergence than expected, due, in part, to: (i) lower medical inflation than originally anticipated; (ii) our proactive underwriting actions; and (iii) various significant claims initiatives that we have implemented. Because of the length of time that injured workers receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

While we believe the underwriting and claims operational changes improved our underwriting experience, there is also risk associated with change. Most notably, changes in operations may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, there remains a greater risk of fluctuation in the estimated reserves.
In addition to the uncertainties associated with our actuarial assumptions and methodologies, the workers compensation line of business can be impacted by a variety of other issues, such as the following:

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

COVID-19-related impacts - While we are not a major insurer of front-line workers (e.g. medical, hospital, etc.), we do have potential exposure to employees contracting COVID-19 in the course of their employment. These claims may be asserted under "presumption statutes" implemented by certain states, shifting the burden of proof from the claimant to the insurer. Furthermore, the significant impact to unemployment, coupled with injured workers delaying non-essential procedures, may extend the duration of non-COVID-19 claims.

Standard Market Commercial Automobile Line of Business
At December 31, 2020, our commercial automobile line of business had recorded reserves, net of reinsurance, of $645 million, which represented 17% of our total net reserves. In 2020, this line experienced unfavorable prior year development of $7.1 million, driven by higher loss severities in accident years 2016 through 2019 and higher than expected frequencies in accident year 2019. In 2019, this line experienced no material prior year reserve development. For both us and the industry, the commercial automobile line had experienced unfavorable trends in recent years. Increased frequencies were likely due to increased miles driven as a result of lower unemployment and lower gasoline prices, coupled with poor road quality, as well as an increase in distracted driving. The onset of the COVID-19 pandemic in early 2020, along with governmental "stay-at-home" orders, dramatically reduced miles driven and road traffic, significantly reducing claims frequency. While miles driven has increased, activity remains modestly below expected levels. Conversely, both entering the pandemic and post-pandemic, we have seen rising severities on both bodily injury and property damage claims. The average value of our bodily injury paid loss settlements has increased, which may relate to a trend we have seen of more claimants using attorneys in the claims process. Increasing property damage severities may be tied to the increased repair costs for increasingly complex vehicles that incorporate more technology. These trends may be further exacerbated during the economic slow-down, where less vehicles were on the road, but driving at higher speeds.

Over the last several years, we have taken actions to improve the profitability of this line of business, including:
•Taking meaningful rate and underwriting actions on our renewal portfolio. We will continue to leverage our predictive modeling and analytical capabilities to provide more granular insights about where we should focus our actions.
•Aggressively managing new business pricing and hazard mix, co-underwriting selected higher hazard classes by the field and home office, providing better recognition of risk drivers, and improved pricing.

•Reducing premium leakage by improving the quality of our rating information. This includes validating application information using third-party data and obtaining more detailed driver information.
•Implementing new tools to score drivers to underwrite more effectively and align rate with exposure.

Standard Market Personal Automobile Line of Business
At December 31, 2020, our personal automobile line of business had recorded reserves, net of reinsurance, of $98 million, which represented 3% of our total net reserves. In 2020, this line experienced favorable prior year reserve development of $1.8 million, mainly attributable to lower loss severities in accident year 2019. In 2019, this line experienced unfavorable prior year reserve development of $4.4 million, mainly attributable to higher loss severities in accident year 2018.

Some of the same issues affecting the commercial automobile line are also affecting this line. Furthermore, the COVID-19-related impact of reduced frequency was more pronounced in this line, with similar potential for higher average severities. Aside from the COVID-19-related temporary impacts, the underlying trends of increased miles driven and vehicle repair costs, poor road quality, and distracted driving, are likely causes of increased frequencies and rising severities. We continue to recalibrate our predictive models and refine our underwriting and pricing approaches. While we believe these changes will ultimately lead to improved profitability and greater stability, the resulting changes to our exposure profile may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near-term.

E&S Casualty Lines of Business
At December 31, 2020, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $405 million, which represented 11% of our total net reserves. Our E&S casualty lines results have improved over recent years. Our E&S casualty lines underwriting operations have exited several targeted classes of business that historically have produced volatile results, including commercial auto liability, liquor liability, and snow removal. While we continue to build historical loss experience in this segment, its history remains more limited than for our Standard Commercial Lines segment. Furthermore, the composition of the E&S book has changed over time, which may impact loss and loss expense development patterns. These factors increase the uncertainty in the reserve estimates for this line.

Recent E&S casualty claims actions have created further casualty improvements:

•In 2020, we created a dedicated E&S claims team within our corporate claims function to bring greater expertise and consistency to E&S claims handling.
•Claims have been segregated into “litigated” and “non-litigated” categories, separate teams with specialized skill sets handling each category.
•We implemented the following operational and expense improvement initiatives for outside adjusters and legal counsel:
◦Maximized use of staff counsel, increasing staff where necessary to support claims volume;
◦Heightened focus on legal budgeting and expense management; and
◦Implemented a panel counsel review process.

We believe that these actions identify severe claims earlier, create earlier claims resolutions, and improve outcomes. However, claims operation changes can impact claims reserving and settlement patterns. Reserve estimate uncertainty increases after claims operational changes because it takes time for the patterns to stabilize.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Consistent with our strategic imperative to optimize operational efficiency, our Claims Department is continually identifying areas for improvement and efficiency to increase our value proposition to policyholders. These improvements may lead to changes in claims practices that affect average case reserve levels and claims settlement rates, which directly impact the data used to project ultimate loss and loss expense. While these changes may increase uncertainty in our estimates in the short term, we expect refined management of the claims process to be the longer-term benefit.

COVID-19 presented some unique dynamics within our Claims department. Particularly during the early part of the pandemic, with less new claims being reported, the claims department placed greater focus on the existing claims inventory, leading to a speed-up of claim closures. This speed-up stabilized over the course of the year, with closure rates returning closer to pre-pandemic levels.

Our internal reserve analyses incorporate certain actuarial projection methods that make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current level of case adequacy or settlement rate, which provides a more consistent basis for projecting future development patterns. These methods have their own associated assumptions and judgments and, like any projection method, are not definitive in and of themselves.

Economic Inflationary Impacts
United States ("U.S.") monetary policy and global economic conditions may bring additional uncertainty related to inflationary trend. Changes in inflation affect the ultimate settlement costs for many of our lines of business, with the greatest impact in the longer-tailed lines such as general liability and workers compensation. Therefore, uncertainty about future inflation or deflation creates the potential for additional reserve variability in these lines of business.

Sensitivity analysis: Potential impact on reserve uncertainty due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including without limitation:
•The selection of loss and loss expense development factors;
•The weight to be applied to each individual actuarial projection method;
•Projected future loss trends; and
•Expected claim frequencies, severities, and ultimate loss and loss expense ratios for the current accident year.
The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions used in the process to establish reserves, changes in our reserve estimate are possible that may be material to the results of operations in future periods. Below are sensitivity tests that highlight potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results do not constitute an actuarial range. While the figures represent possible impacts from variations in certain key assumptions, there is no assurance that future loss and loss expense emergence will be consistent with either our current or alternative sets of assumptions.

While the sources of reserve variability are generated by different internal and external trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition, the current accident year expected loss and loss expense ratios are also a key assumption. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis, and then adjusting them to the current accident year's pricing and loss cost levels. Impact from changes in the underwriting portfolio and to claims handling practices are also quantified and reflected where appropriate. As with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table displays estimated impacts from changes in expected reported loss and loss expense development patterns for our major casualty lines of business. It shows reserve impacts by line of business if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While the selected percentages by line are judgmental, they are based on the reserve range analysis and the actual historical reserve development for the line of business. The second table displays the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	10%	$(140)	$140
Workers compensation	18	(105)	105
Commercial automobile liability	15	(80)	80
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(40)	40

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(70)	$70
Workers compensation	10		(30)	30
Commercial automobile liability	10		(45)	45
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(20)	20

Note that there is some overlap between the impacts in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. However, these tables provide perspective on the sensitivity of each key assumption. While the changes represent outcomes based on reasonably likely changes to our underlying reserving assumptions, they do not represent a full range of possible outcomes. Our reserves could increase or decrease significantly more or significantly less than what the tables above reflect.

Asbestos and Environmental Reserves
Our general liability, excess liability, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and is highly unpredictable. The total recorded net loss and loss expense reserves for these claims were $21.4 million as of December 31, 2020 and $21.6 million as of December 31, 2019.

“Environmental claims” are claims alleging bodily injury or property damage from pollution or other environmental contaminants other than asbestos. Our exposure to environmental liability is primarily due to (i) landfill exposures from policies written prior to the absolute pollution endorsement in the mid 1980s; and (ii) residential underground storage tank leaks, mainly in New Jersey. The landfill claims stem primarily from insured exposures in municipal government, and small non-manufacturing commercial risks. Some of these claims relate to specific landfill sites on the National Priorities List (“NPL”) by the United States Environmental Protection Agency (“USEPA”). We currently have reserves for six policyholders related to three NPL sites. The underground storage tank claims relate largely to our homeowners policies. In 2007, we introduced a fuel oil system exclusion on our New Jersey homeowners policies that greatly limited this exposure from that point forward.

“Asbestos claims” are claims for bodily injury alleged to have occurred from exposure to products containing asbestos. Our primary exposure arises from policies issued to various distributors of asbestos-containing products, such as electrical and plumbing materials. At December 31, 2020, asbestos claims constituted 23% of our $21.4 million net asbestos and environmental reserves, compared to 23% of our $21.6 million net asbestos and environmental reserves at December 31, 2019.

Our asbestos and environmental claims are handled in our centralized and specialized asbestos and environmental claim unit. That unit establishes case reserves on individual claims based upon the facts and circumstances known at a given point in time, which are supplemented by bulk IBNR reserves.

Estimating IBNR reserves for asbestos and environmental claims is difficult because these claims have delayed and inconsistent reporting patterns. In addition, there are significant uncertainties associated with estimating critical reserve assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980's, we primarily wrote Standard Personal Lines, which has limited our exposure to asbestos and environmental claims.

Other Latent Exposures
We also have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, for which states have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices and, like asbestos and environmental claims, a dedicated claims unit handles these claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so our loss and loss expense reserves on these claims remain highly uncertain. These exposures remain in our ongoing portfolio, and as such, are reserved in aggregate, with other exposures within the line of business reserves.

Investment Valuation and the Allowance for Credit Losses on AFS Fixed Income Securities

Investment Valuation
The fair value of our investment portfolio is defined under accounting guidance as the exit price or the amount that would be (i) received to sell an asset or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must, when available, rely on observable market data. The majority of securities in our equity portfolio have readily determinable fair values and are recorded at fair value with changes in unrealized gains or losses recognized through income. Our available-for-sale ("AFS") fixed income securities portfolio is recorded at fair value, and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For our AFS fixed income securities portfolios, fair value is a key factor in the measurement of (i) losses on securities for which we have the intent to sell, and (ii) changes in the allowance for credit losses.

We have categorized our investment portfolio, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1), the next level of priority to observable data from similar securities that have traded in the marketplace, typically using matrix pricing (Level 2), and the lowest priority to unobservable inputs (Level 3).

The fair value of approximately 98% of our investments measured at fair value are classified as either Level 1 or Level 2 in the fair value hierarchy. Fair value measurements in Level 1 represent quoted prices in active markets for identical assets. The fair value of our Level 2 securities are determined by external pricing services, for which we have evaluated the pricing methodology used and determined that the inputs used are observable. Less than 2.0% of our investments measured at fair value are classified as Level 3 in the fair value hierarchy. Fair value measurements in Level 3 are based on unobservable market inputs because the related securities are not traded on a public market. For additional information regarding the valuation techniques used for our Level 3 securities, refer to item (d) of Note 2. "Summary of Significant Accounting Policies" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Allowance for Credit Losses on AFS Fixed Income Securities
When fixed income securities are in an unrealized loss position and we do not intend to sell the security, we record an allowance for credit losses for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on these securities by performing a discounted cash flow (“DCF”). The allowance for credit losses is the excess of amortized cost over the greater of (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The allowance for credit losses cannot exceed the unrealized loss and therefore it may fluctuate with changes in the fair value of the security.

Factors considered in the determination of the allowance for credit losses require significant judgment and include, but are not limited to, our evaluation of the projected cash flow stream from the security. We also consider the need to record losses on securities for which we have the intent to sell that are in an unrealized loss position.

The various COVID-19-related governmental directives impacted the financial markets, which became volatile earlier in the year. This volatility increased gross unrealized losses on our AFS fixed income securities portfolio from $7.7 million at December 31, 2019, to $116.9 million at March 31, 2020. Since the end of the first quarter, the financial markets have improved and gross unrealized losses were reduced to $11.5 million at December 31, 2020. We analyzed these unrealized losses for credit loss in accordance with our existing accounting policy, which includes performing DCF analyses on each security at the lot level and analyzing these DCFs using various economic scenarios. In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated in the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of the various scenarios occurring.

Based on these analyses, we recorded an allowance for credit losses of $4.0 million in 2020 on our AFS fixed income portfolio. After considering the allowance for credit losses, the remaining unrealized losses on this portfolio was $11.5 million. We believe that the volatility and increased unrealized loss balance was driven by fluctuating and widening credit spreads tied to financial market uncertainty about the various COVID-19-related governmental directives. If the assumptions used in our DCF analyses or our outlook as to the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense could be material to our results of operations.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent estimates of the portion of such liabilities that we will recover from reinsurers. Each reinsurance contract is analyzed to ensure that sufficient risk is transferred to properly record the transactions as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with, the paid and unpaid losses associated with the reinsured policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information. However, reinsurers often purchase and rely on their own retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. Details regarding retrocessional reinsurance programs are not always transparent, which can make it difficult to assess our reinsurers' exposure to counterparty credit risk. The credit quality of our reinsurers is also impacted by other factors, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management expertise. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance totaled $1.8 million at December 31, 2020, a decrease from $4.4 million at December 31, 2019, as we refined our methodology and implemented the new credit loss standard in 2020. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below and Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Allowance for Credit Losses on Premiums Receivable
We estimate an allowance for credit losses on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable based on the effective year of the related policy and our historical credit loss experience. We also contemplate expected macroeconomic conditions over the expected receivables collection period, which is short-term in nature because most balances are collected within two years of policy issuance. We increased our allowance for credit losses to $21.0 million during 2020 from $6.4 million at December 31, 2019, to reflect (i) the higher risk of non-payment due to the significant COVID-19-related decline in economic activity, (ii) the individualized payment flexibility we offered our customers, and (iii) our suspension of the effect of policy cancellations, late payment notices, and late or reinstatement fees. Our last suspensions expired in early August 2020. It could take over a year to realize this collections process, and we expect the actual reserve write-offs to materialize over the course of 2021.

Future COVID-19-related economic instability or governmental directives could ultimately impact our estimates and assumptions for credit losses on premiums receivable. Consequently, a change in our allowance estimate may be material to our results of operations in future periods. For additional details about this estimate, see Note 8. "Allowance for Credit Losses on Premiums Receivable" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Accrual for Auditable Premium
We estimate auditable premium, which we either bill or return on expired policies based on exposure levels (i.e. payroll or sales), when it is reasonably possible to do so based on historical trends adjusted for the uncertainty of future economic conditions. If we determine it is not reasonably possible to estimate this premium, we do not do so. In the first quarter of 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual in response to the COVID-19 pandemic and the anticipated decline in payroll and sales exposures on the workers compensation and general liability lines of business. During the remainder of the year, we applied premium adjustments for endorsements and audits against our accrual, resulting in a remaining $24.8 million accrual as of December 31, 2020. We currently anticipate the balance of the return audit premiums will occur through the middle of 2021. Since April 2020, through active engagement between our underwriters, distribution partners, and insureds, we have set exposure levels to reflect our best estimate of how the current environment may impact our policies. As a result, we have not accrued for additional or return premium on any policies since that time. Further economic instability and renewed or extended COVID-19-related governmental directives ultimately could impact our estimates and assumptions, and consequently, changes in this liability estimate may be material to the results of operations in future periods. For additional details about this estimate, see Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018[1]
				2020 vs. 2019			2019 vs. 2018
($ in thousands, except per share amounts)	2020		2019			2018
Financial Data:
Revenues	$2,922,274		2,846,491	3	%	$2,586,080	10	%
After-tax net investment income	184,612		181,161	2		160,481	13
After-tax underwriting income	107,716		129,554	(17)		95,727	35
Net income before federal income tax	302,988		336,390	(10)		211,721	59
Net income	246,355		271,623	(9)		178,939	52
Net income available to common stockholders	246,355		271,623	(9)		178,939	52

Key Metrics:
Combined ratio	94.9%		93.7	1.2	pts	95.0%	(1.3)	pts
Invested assets per dollar of common stockholders' equity	$2.96		3.05	(3)	%	$3.33	(8)	%
Return on average common equity ("ROE")	10.4%		13.6	(3.2)	pts	10.2	3.4	pts
Statutory premiums to surplus ratio	1.30	x	1.39	(0.09)	pts	1.42	(0.03)	pts

Per Common Share Amounts:
Diluted net income per share	$4.09		4.53	(10)		$3.00	51
Book value per share	42.38		36.91	15	%	30.40	21	%
Dividends declared per share to common stockholders	0.94		0.83	13		0.74	12

Non-GAAP Information:
Non-GAAP operating income[2]	$249,686		264,418	(6)	%	$218,567	21	%
Diluted non-GAAP operating income per common share[2]	4.15		4.40	(6)		3.66	20
Non-GAAP operating ROE[2]	10.5%		13.3	(2.8)	pts	12.5%	0.8	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income is a measure that is comparable to net income available to common stockholders with the exclusion of after-tax net realized and unrealized gains and losses on investments, and after-tax debt retirement costs. Non-GAAP operating income is used as an important financial measure by us, analysts, and investors because the realization of investment gains and losses on sales of securities in any given period is largely discretionary as to timing. In addition, net realized and unrealized investment gains and losses on investments that are charged to earnings and the debt retirement costs could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE to non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income
($ in thousands)	2020	2019	2018
Net income available to common stockholders	$246,355	271,623	178,939
Net realized and unrealized losses (gains), before tax	4,217	(14,422)	54,923
Debt retirement costs, before tax	—	4,175	—
Tax on reconciling items	(886)	3,042	(15,295)
Non-GAAP operating income	$249,686	264,418	218,567

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	2020	2019	2018
Net income available to common stockholders per diluted common share	$4.09	4.53	3.00
Net realized and unrealized losses (gains), before tax	0.07	(0.24)	0.92
Debt retirement costs, before tax	—	0.07	—
Tax on reconciling items	(0.01)	0.04	(0.26)
Non-GAAP operating income per diluted common share	$4.15	4.40	3.66

Reconciliation of ROE to non-GAAP operating ROE	2020	2019	2018
ROE	10.4%	13.6	10.2
Net realized and unrealized losses (gains), before tax	0.2	(0.7)	3.1
Debt retirement costs, before tax	—	0.2	—
Tax on reconciling items	(0.1)	0.2	(0.8)
Non-GAAP operating ROE	10.5%	13.3	12.5

The components of our ROE are as follows:

ROE Components	2020	2019	Change Points	2018	Change Points
Standard Commercial Lines Segment	5.1%	5.8	(0.7)	4.9	0.9
Standard Personal Lines Segment	(0.5)	0.3	(0.8)	0.6	(0.3)
E&S Lines Segment	—	0.4	(0.4)	—	0.4
Total insurance operations	4.6	6.5	(1.9)	5.5	1.0

Investment income	7.8	9.1	(1.3)	9.2	(0.1)
Net realized and unrealized (losses) gains	(0.1)	0.5	(0.6)	(2.3)	2.8
Total investments segment	7.7	9.6	(1.9)	6.9	2.7

Debt retirement costs	—	(0.2)	0.2	—	(0.2)
Other	(1.9)	(2.3)	0.4	(2.2)	(0.1)

ROE	10.4%	13.6	(3.2)	10.2	3.4

In 2020, we generated a 10.5% non-GAAP operating ROE, which fell slightly below our 11% target for the year and our 2019 return of 13.3%. Our 2020 non-GAAP operating ROE was negatively impacted by net unrealized after-tax gains on our fixed income securities portfolio, which increased our GAAP equity and decreased our non-GAAP operating ROE by approximately 120 basis points. Nevertheless, we consider this an impressive result in the context of COVID-19, significant catastrophe loss activity, and a prolonged low interest rate environment that has continued to put downward pressure on our investment portfolio returns. The following is a more detailed discussion of these items.

COVID-19
•A $75 million return audit and mid-term endorsement premium accrual recorded in the first quarter of 2020 to reflect our estimate of reduced exposures on our March 31 inforce policies due to the significant economic slowdown and the anticipated decline in payroll and sales exposures in the workers compensation and general liability lines of business. During the remainder of the year, we recorded $50.2 million of mid-term endorsement and negative audit premium adjustments against this $75 million accrual. As of December 31, 2020, we had a remaining accrual of $24.8 million. Net of reduced losses and commissions, the earned impact of the return audit and mid-term endorsement premium accrual lowered pre-tax underwriting results by $15.3 million, in 2020.

•A $19.7 million reduction in net premiums written ("NPW") recorded in the second quarter of 2020 to reflect a then voluntary credit to our personal and commercial automobile customers with in-force policies equivalent to 15% of their April and May premiums due to the unprecedented nature of the COVID-19-related governmental directives and the associated favorable claims frequency impact. During the second quarter of 2020, the premium credits were offset by an equal reduction in loss and loss expenses, as claims frequency on our personal and commercial automobile lines of business declined due to governmental directive-induced reduced miles driven. As the number of vehicles we insure has not significantly declined, frequencies are returning closer to normal levels as the COVID-19-related governmental directives terminate and there is uncertainty about potential impacts to severities.

•A $13.5 million, pre-tax, increase to our allowance for credit losses on premiums receivable reflecting an increase in credit risk due to billing accommodations that we offered our customers, sometimes in collaboration with or at the direction of our regulators. These accommodations included individualized payment flexibility and suspended the effect of policy cancellations, late payment notices, and late or reinstatement fees. The impact of offering billing accommodations while suspending cancellations increased earned but uncollected premiums. The majority of these state regulations have expired as of the end of 2020; however, our allowance for credit losses on premiums receivable of $21.0 million is expected to cover anticipated write-offs that will occur over the corresponding collections cycle, which could last more than a year.

•A $5.0 million, pre-tax, ultimate net loss estimate for losses related to a small portion of our property policies that provide a $25,000 sub-limited coverage for specified extra expenses to clean or disinfect a property when ordered by a Board of Health.

Overall, these four items (i) reduced pre-tax underwriting results by $33.8 million, or $0.44 per diluted common share, (ii) increased the combined ratio by 1.1 points, and (iii) decreased our ROE by 1.1 points.

Offsetting these COVID-19 specific items was a lower level of reported claim frequencies due to the reduced economic activity and other factors. These lower frequencies directly impacted our property lines loss experience. The impact of these lower than expected non-catastrophe property losses (including automobile physical damage losses) resulted in an approximate 1.2 point benefit to our combined ratio. We also reduced our 2020 commercial and personal auto casualty loss costs to partially reflect these lower frequencies for these shorter-tail lines of business, which benefited the combined ratio by 0.4 points. No other casualty lines were adjusted. These modest adjustments to our casualty loss estimates recognize the ongoing inherent uncertainty presented by COVID-19, including the potential for late reported claims and higher severities. We will continue to monitor these trends as we progress through 2021. After March 2020, due to the impact of COVID-19, we suspended business travel and entertainment in most of our regions. We also deferred some projects and new hires for a period of time. These items, which we expect to revert back to more normal levels later in 2021, benefited our 2020 expense ratio by approximately 0.7 points.

In total, we estimate the impact of the lower non-catastrophe property losses, the reduction in our loss ratio due to lower miles driven, and the benefit to the expense ratio all discussed above, collectively more than offset the negative impact from the COVID-19 specific accruals. We estimate the net benefit to our 2020 combined ratio was approximately 1.2 points.

Catastrophe Losses
We experienced a significant level of catastrophe losses in 2020, driven by industry-wide U.S. catastrophe loss activity that significantly exceeded the 5- and 10-year historical means of approximately 4 points. Catastrophes included hurricanes, with several making landfall, convective storms, hail storms, wildfires, and civil unrest. Our combined ratio in 2020 included 8.0 points of catastrophe losses, which was close to our highest level in over 20 years. The $215.4 million of catastrophe losses in 2020 compared to $81.0 million in 2019 reduced net income by $106.2 million, and ROE by 4.5 points.

Investment Portfolio Returns
After-tax investment income increased 2% in 2020 compared to 2019, driven by higher returns on alternative investments in our other investment portfolio. Returns on these holdings are recorded on a one-quarter lag, and the strong capital market performance in the second and third quarters of 2020 drove the higher returns. These returns, coupled with (i) operating cash flows that were 20% of 2020 NPW and (ii) proceeds from our preferred stock offering, increased invested assets by 12% during 2020. However, the increase in invested assets did not keep pace with the increase in common stockholders' equity. Accordingly, investment leverage declined, as reflected in invested assets per dollar of common stockholders' equity, which ended 2020 at $2.96, down from $3.05 at December 31, 2019. After-tax portfolio yields also were lower than a year ago, at 2.6% for 2020 compared to 2.9% for 2019, driven by a lower interest rate environment. The reduced investment leverage, coupled with lower portfolio yields, has resulted in a lower investment income contribution to ROE, which was 7.8% in 2020 compared to 9.1% in 2019.

Despite the significant economic impacts described above, we experienced favorable prior year casualty reserve development of $85 million in 2020 compared to $61 million in 2019, which is discussed in more detail in the "Insurance Operations" section of "Results of Operations and Related Information by Segment" below.

In 2020, we generated our seventh consecutive year of double-digit non-GAAP operating ROEs, with a 10.5% non-GAAP operating ROE. We also grew book value per common share 15% in 2020 compared to 2019, reflecting $4.09 per diluted common share of net income available to common stockholders and $2.25 per diluted common share of after-tax net unrealized gains on our fixed income securities portfolio that were partially offset by $0.94 per diluted common share of dividends paid to common stockholders.

On December 2, 2020, we issued $200 million of 4.60% non-cumulative perpetual preferred stock, which marks the first preferred stock offering in our 94-year history and is a demonstration of our investors' confidence in our value proposition and our continued success. In conjunction with this offering, our Board of Directors ("Board") authorized a $100 million share repurchase program. We intend to be disciplined and opportunistic with our buyback program, repurchasing shares when we believe returns are attractive over the long-term for our shareholders.

Outlook
For 2021, we established a non-GAAP operating ROE target of 11%, which is in line with our 2020 target. We based our 2021 target on our current estimated weighted average cost of capital, the current interest rate environment, and property and casualty insurance market conditions. Our ROE target sets a high bar for our financial performance, challenges us to perform at our best, and aligns our incentive compensation structure with shareholder interests. We enter 2021 in the strongest financial position in our Company's long history, and we are very well positioned to continue delivering growth and profitability.

Looking ahead to 2021, a number of areas require our continued focus to position us for ongoing success:

•Delivering on our strategy for continued disciplined growth, driven by greater share of wallet in our agents’ offices, the addition of new agents, and geographic expansion over the longer term. We continue to work to achieve our longer-term Standard Commercial Lines 3% market share target in our 27 primary operating states, which represents an additional $3 billion premium opportunity. Our strategy is to appoint distribution partners representing approximately a 25% market share and seeking an average 12% share of wallet, or percentage of these partners' books of business. In addition, we anticipate re-starting our geographic expansion strategy. The five states that we opened during 2017 and 2018, including a new Southwest region, are all performing ahead of expectations. Over the next two years, we plan to open three additional states subject to regulatory approval, Idaho, Vermont, and Alabama, , and we plan to open others in subsequent years. Our long-term goal is to have national capabilities, although we will follow a measured and disciplined approach to identifying and opening new markets.

•Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend, while delivering
on our strategy for continued disciplined growth. While we continue to navigate a challenging economic environment,         we are comfortable with the overall price adequacy of our book of business.

•Delivering a superior omnichannel customer experience by offering value-added technologies and services. We have significantly enhanced our customer experience capabilities over the last several years, and we provide our customers with various digital and self-service offerings. Investing in and building out technologies that improve the customer experience journey remains a core focus for us.
•Building a culture that fosters innovation and idea generation that is centered on the values of diversity, equity and inclusion, as we seek to develop a group of specially trained leaders to take our company into the future.

For 2021, our full-year guidance is as follows:

•A GAAP combined ratio, excluding catastrophe losses, of 91.0%. This assumes no prior-year casualty reserve development;

•Catastrophe losses of 4.0 points;

•After-tax net investment income of $182 million, which includes $16 million after-tax gains from our alternative investments;

•An overall effective tax rate of approximately 20.5%, which also includes an effective tax rate of 19.0% for net investment income and 21% for all other items; and

•Weighted average shares outstanding of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
Insurance Operations Results:
NPW	$2,773,092	2,679,424	3%		$2,514,286	7%
NPE	2,681,814	2,597,171	3		2,436,229	7
Less:
Loss and loss expense incurred	1,635,823	1,551,491	5		1,498,134	4
Net underwriting expenses incurred	905,830	876,567	3		808,939	8
Dividends to policyholders	3,812	5,120	(26)		7,983	(36)
Underwriting income	$136,349	163,993	(17)%		$121,173	35%
Combined Ratios:
Loss and loss expense ratio	61.0%	59.7	1.3	pts	61.5%	(1.8)	pts
Underwriting expense ratio	33.8	33.8	—		33.2	0.6
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.3	(0.1)
Combined ratio	94.9	93.7	1.2		95.0	(1.3)

Our NPW increased 3% in 2020 compared to 2019, reflecting (i) overall renewal pure price increases of 4.3%, (ii) increased retention, and (iii) new business of $579.7 million in 2020 compared to $548.7 million in 2019. The net appointment of 42 retail agents, excluding agency consolidations, also contributed to our new business growth. This solid growth in a challenging economic environment reflects the strong relationships we have with our best-in-class distribution partners, our sophisticated underwriting and pricing tools, and excellent customer servicing capabilities.

The rate of NPW growth in 2020 was negatively impacted by approximately 4 percentage points due to the following:

•Our $75 million estimate of audit and endorsement return premium related to lower payroll and sales exposures on the workers compensation and general liability lines of business resulting from the economic impacts of the COVID-19 pandemic.

•A $19.7 million premium credit to our personal and commercial automobile policyholders. Because of the unprecedented nature of the COVID-19-related governmental directives and the associated expected short-term favorable claims frequency impact, we obtained regulatory approval during April to provide this premium credit to our personal and commercial automobile customers. The premium credit to customers with in-force policies was equivalent to 15% of their April and May premiums.

Loss and Loss Expenses
The increase in the loss and loss expense ratio in 2020, compared to 2019, was primarily the result of the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Change in Ratio
2020	$410.0	15.3	pts	$215.4	8.0	pts	23.3	4.4
2019	410.5	15.8		81.0	3.1		18.9	(1.3)
2018	405.6	16.6		88.0	3.6		20.2	2.1

($ in millions)	Favorable Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Change in Ratio
2020	(85.0)	(3.2)	pts	(0.9)
2019	(61.0)	(2.3)		(0.6)
2018	(41.5)	(1.7)		0.4

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2020		2019	2018
General liability	$(35.0)		(5.0)	(9.5)
Commercial automobile	10.0		4.0	37.5
Workers compensation	(60.0)		(68.0)	(83.0)
Businessowners' policies	—		—	(3.0)
Total Standard Commercial Lines	(85.0)		(69.0)	(58.0)

Homeowners	—		—	1.5
Personal automobile	—		6.0	3.0
Total Standard Personal Lines	—		6.0	4.5

E&S	—		2.0	12.0

Total (favorable) prior year casualty reserve development	$(85.0)		(61.0)	(41.5)

(Favorable) impact on loss ratio	(3.2)	pts	(2.3)	(1.7)

In addition to the prior year casualty reserve development, current year casualty loss costs were 1.7 points lower in 2020 compared to 2019, driven by decreases in frequencies reflecting reductions in miles driven due to the COVID-19-related governmental directives impacting our commercial and personal automobile lines of business.

For qualitative discussions regarding reserve development, refer to the insurance segment sections below.

Underwriting Expenses
Our underwriting expense ratio was 33.8% in 2020, which was flat compared to 2019. The expense ratio included 1.1 points of COVID-19 specific items, which included the $13.5 million addition to our allowance for credit losses on premiums receivable and lower net earned premiums from the audit premium accrual and premium credits. Excluding these COVID-19 specific items, our underlying expense ratio of 32.7% reflected our ongoing expense management initiatives, and about 70 basis points of temporary expense reductions mainly due to the lower travel, and entertainment expenses, and other expenses as a result of COVID-19.

Standard Commercial Lines Segment

			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
Insurance Segments Results:
NPW	$2,230,636	2,137,071	4%		$1,975,683	8%
NPE	2,143,184	2,049,614	5		1,912,222	7
Less:
Loss and loss expense incurred	1,245,627	1,187,856	5		1,141,038	4
Net underwriting expenses incurred	742,014	710,648	4		654,097	9
Dividends to policyholders	3,812	5,120	(26)		7,983	(36)
Underwriting income	$151,731	145,990	4%		$109,104	34%
Combined Ratios:
Loss and loss expense ratio	58.1%	58.0	0.1	pts	59.7%	(1.7)	pts
Underwriting expense ratio	34.6	34.7	(0.1)		34.2	0.5
Dividends to policyholders ratio	0.2	0.2	—		0.4	(0.2)
Combined ratio	92.9	92.9	—		94.3	(1.4)
NPW growth in this segment in 2020 compared to 2019 reflected (i) renewal pure price increases, (ii) new business growth, and (iii) increased retention as shown below:

	For the Year Ended December 31,
($ in millions)	2020	2019
Retention	85%	83
Renewal pure price increases on NPW	4.4	3.4
Direct new business	$421.1	411.2

Consistent with our overall insurance operations, NPW growth in 2020 was negatively impacted by approximately 4 percentage points due to the following:

•Our $75 million estimate of audit and endorsement return premium related to the impact of COVID-19 on our workers compensation and general liability lines of business.
•A $15.4 million premium credit to our commercial automobile customers related to reduced miles driven and loss frequency due to the COVID-19 pandemic.

Consistent with the fluctuations in NPW, the increase in NPE in 2020 compared to 2019 reflected the items discussed above.

The 0.1-point increase in the loss and loss expense ratio in 2020 compared to 2019 was driven by the following:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2020	$296.2	13.8	pts	$117.8	5.5	pts	19.3	2.9
2019	283.6	13.8		54.2	2.6		16.4	(1.3)

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$(85.0)	(4.0)	pts	(0.6)
2019	(69.0)	(3.4)		(0.4)
In addition to the prior year casualty reserve development above, current year casualty loss costs were 1.2 points lower in 2020 compared to 2019, driven by decreased claim frequencies in our commercial automobile line of business reflecting reductions in miles driven due to the COVID-19-related governmental directives.

For quantitative information on the prior year development by line of business, see "Financial Highlights of Results for Years Ended December 2020, 2019, and 2018" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2020	2019	2020 vs. 2019		2018	2019 vs. 2018
NPW	$716,119	699,262	2%		$639,720	9%
Direct new business	122,159	119,055	3		112,683	6
Retention	85%	83	2	pts	83%	—	pts
Renewal pure price increases	3.9	2.8	1.1		2.6	0.2
NPE	$694,019	669,895	4%		$616,187	9%
Underwriting income	103,262	69,932	48		70,268	—
Combined ratio	85.1	89.6	(4.5)		88.6	1.0
% of total standard commercial NPW	32	33			32
NPW in 2020 benefited from higher retention and renewal pure price increases. These items were partially offset by a $41.0 million reduction in audit and mid-term endorsement premiums, primarily driven by the COVID-19 pandemic, discussed in the "Insurance Operations" section above.

The combined ratio decreased 4.5 points in 2020, driven principally by an increase in favorable prior year casualty reserve development compared to 2019, as outlined in the table below.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$(35.0)	(5.0)	pts	(4.3)
2019	(5.0)	(0.7)		0.8

In 2020, the prior year reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2017 and prior.

While this line experienced favorable prior year casualty reserve development in 2020, we remain cautious about the inherent uncertainty presented by COVID-19, including the potential for late reported claims and higher severities. Additionally, this line is exposed to other unfavorable trends, including social inflation and state laws enacted that extend the statute of limitations or open windows for previously time-barred actions. We will continue to monitor these trends in 2021.

Commercial Automobile
			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
NPW	$658,930	590,011	12%		$518,942	14%
Direct new business	112,893	102,956	10		94,442	9
Retention	86%	83	3	pts	83%	—	pts
Renewal pure price increases	8.1	7.5	0.6		7.3	0.2
NPE	$615,181	554,256	11%		$493,093	12%
Underwriting loss	(3,126)	(43,797)	93		(77,403)	43
Combined ratio	100.5	107.9	(7.4)		115.7	(7.8)
% of total standard commercial NPW	30	28			26

The increases in NPW shown in the table above reflect 8.1% renewal pure price increases, higher retention, and an increase in new business as in-force vehicle counts increased 7%. The increase in 2020 was partially offset by a $15.4 million premium credit to our commercial automobile customers as a result of the COVID-19 pandemic.

The 7.4-point decrease in the combined ratio in 2020 compared to 2019 was primarily driven by the items in the tables below.

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable) Year-Over-Year Change
2020	$92.2	15.0	pts	$3.4	0.6	pts	15.6	(3.0)
2019	100.8	18.2		2.1	0.4		18.6	(0.3)

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$10.0	1.6	pts	0.9
2019	4.0	0.7		(6.9)

The 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019 and higher than expected frequencies in accident year 2019.

The lower combined ratio in 2020 also reflected a 6.7-point reduction in the current year casualty loss costs. This reduction primarily relates to the impact of strong renewal pure price increases we have earned in this line of business over the last several years and underwriting actions we have taken to improve profitability. Current year loss costs also benefited from decreases in claim frequencies reflecting reduced miles driven related to the COVID-19-related governmental directive.

This line of business remains an area of focus for us and most of the industry. Profitability challenges continue to generate combined ratios higher than our risk-adjusted targets and the inherent uncertainty COVID-19 presents includes the potential for late reported claims and higher severities. We will continue to (i) actively implement price increases consistent with levels experienced in 2020, and (ii) enhance our underwriting tools to improve the accuracy of our rating information to prevent premium leakage. We also have been actively managing our new and renewal business, and we expect our actions will positively impact profitability through business mix improvement.

Workers Compensation
			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
NPW	$270,168	309,322	(13)%		$316,647	(2)%
Direct new business	51,078	60,139	(15)		60,089	—
Retention	84%	84	—	pts	84%	—	pts
Renewal pure price decreases	(2.0)	(2.8)	0.8		(0.2)	(2.6)
NPE	$278,062	311,370	(11)%		$317,616	(2)%
Underwriting income	70,897	80,630	(12)		94,395	(15)
Combined ratio	74.5	74.1	0.4		70.3	3.8
% of total standard commercial NPW	12	14			16

In addition to the drivers in the table above, the 2020 NPW was impacted by a $28.7 million reduction in audit and mid-term endorsement premiums driven by the COVID-19 pandemic, which is discussed in the "Insurance Operations" section above.

The increase in the combined ratio in 2020 compared to 2019 was primarily driven by less favorable prior year casualty reserve development, as follows:

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$(60.0)	(21.6)	pts	0.2
2019	(68.0)	(21.8)		4.3

The favorable reserve development for both periods was due to continued favorable medical severity trends impacting accident years 2018 and prior. Due to the length of time that injured workers can receive medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

While reported profitability on this line remains strong due to favorable emergence on prior year reserves, current accident year margins do not support the continued negative pricing levels being set by the National Council on Compensation
Insurance and independent state rating bureaus. A reduction or reversal in the trend of favorable frequencies and severities has the potential to significantly increase this line's combined ratio, which we monitor closely.

Commercial Property
			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
NPW	$413,194	373,809	11%		$342,027	9%
Direct new business	94,697	88,527	7		76,391	16
Retention	84%	82	2	pts	82%	—	pts
Renewal pure price increases	4.6	3.3	1.3		3.1	0.2
NPE	$388,120	353,834	10%		$329,660	7%
Underwriting income (loss)	(21,296)	21,639	(198)		(3,211)	774
Combined ratio	105.5	93.9	11.6		101.0	(7.1)
% of total standard commercial NPW	19	17			17

NPW growth in this line in 2020 compared to 2019 was driven by (i) renewal pure price increases, (ii) new business growth, and (iii) increased retention.

Quantitative information regarding property losses is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses				(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio
2020	$168.6	43.4	pts	$90.2	23.3	pts	66.7	11.7
2019	149.7	42.3		44.9	12.7		55.0	(7.5)

Higher catastrophe losses in 2020 compared to 2019 were driven by the events mentioned in "Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018" discussion above.

Standard Personal Lines Segment

			2020 vs. 2019			2019 vs. 2018
($ in thousands)	2020	2019			2018
Insurance Segments Results:
NPW	$295,166	304,592	(3)%		$309,277	(2)%
NPE	299,140	307,739	(3)		304,441	1
Less:
Loss and loss expense incurred	233,260	211,300	10		206,752	2
Net underwriting expenses incurred	81,388	88,179	(8)		84,925	4
Underwriting income	$(15,508)	8,260	(288)%		$12,764	(35)%
Combined Ratios:
Loss and loss expense ratio	78.0%	68.6	9.4	pts	67.9%	0.7	pts
Underwriting expense ratio	27.2	28.7	(1.5)		27.9	0.8
Combined ratio	105.2	97.3	7.9		95.8	1.5

NPW declined in 2020 compared to 2019, driven by new business that did not increase enough to compensate for the non-renewed policies reflected in our 83% retention ratio. Additionally, 2020 included a $4.3 million premium credit to our Standard Personal Lines customers as a result of the COVID-19 pandemic, which reduced the year-over-year NPW growth rate by 1 percentage point.

($ in millions)	2020	2019
Retention	83%	83
Renewal pure price increases on NPW	2.5	5.0
Direct new business premiums	$44.7	40.7

The reduction in NPE in 2020 compared to 2019 reflects the decreases in NPW discussed above.

The loss and loss expense ratio increased 9.4 points in 2020 compared to 2019, the primary drivers of which were as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2020	$86.0	28.7	pts	$77.5	25.9	pts	54.6	13.8
2019	104.7	34.0		21.1	6.8		40.8	0.5

($ in millions)
	Unfavorable Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$—	—	pts	(1.9)
2019	6.0	1.9		0.4

In addition to the items above, current year casualty loss costs were 2.6 points lower in 2020 as compared to 2019 driven by our personal automobile line of business reflecting decreases in claim frequencies as a result of reductions in miles driven due to the COVID-19-related governmental directives.

E&S Lines Segment

($ in thousands)	2020	2019	2020 vs. 2019		2018	2019 vs. 2018
Insurance Segments Results:
NPW	$247,290	237,761	4%		$229,326	4%
NPE	239,490	239,818	—		219,566	9
Less:
Loss and loss expense incurred	156,936	152,335	3		150,344	1
Net underwriting expenses incurred	82,428	77,740	6		69,917	11
Underwriting income (loss)	$126	9,743	(99)%		$(695)	1,502%
Combined Ratios:
Loss and loss expense ratio	65.5%	63.5	2.0	pts	68.5%	(5.0)	pts
Underwriting expense ratio	34.4	32.4	2.0		31.8	0.6
Combined ratio	99.9	95.9	4.0		100.3	(4.4)

NPW increased 4.0% in 2020 due to increases in direct new business and renewal pure price. After two consecutive years in which we exited underperforming classes of business, our focus has shifted to profitably growing segments of our E&S book that have demonstrated underwriting profitability, and identifying new profitable segments to grow.

Quantitative information is as follows:

($ in millions)	2020	2019
Overall renewal price increases	6.2%	6.0
Direct new business premiums	$113.9	96.8

The 2.0-point increase in the loss and loss expense ratio in 2020 compared to 2019 was primarily attributable to an increase in property losses. This was partially offset by lower unfavorable prior year casualty reserve development and a decrease in current year loss costs of 3.7 points.

Quantitative information regarding our property losses and prior year casualty reserve development are as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2020	$27.9	11.6	pts	$20.0	8.4	pts	20.0	8.3
2019	22.2	9.3		5.7	2.4		11.7	(3.1)

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2020	$—	—	pts	(0.8)
2019	2.0	0.8		(4.7)

We had no prior year casualty reserve development in 2020, which was a slight improvement over 2019, when unfavorable prior year casualty reserve development was relatively minor.

The 2.0-point increase in the underwriting expense ratio in 2020 compared to 2019 was primarily driven by increases in the bad debt provision during 2020 of 1.5 points.

Reinsurance
We use reinsurance to protect our capital resources and insure against losses on property and casualty risks that we underwrite. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries through which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers.

Reinsurance Pooling Agreement
The primary purposes of the reinsurance pooling agreement among our Insurance Subsidiaries are to:

•Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•Reduce administration expenses; and

•Permit all of the Insurance Subsidiaries to obtain a uniform rating from AM Best Company ("AM Best").

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2020:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we can increase our underwriting capacity, accepting larger individual risks and aggregations of risks without directly increasing our capital or surplus. Our reinsurance program principally consists of traditional reinsurance. Under our reinsurance treaties, the reinsurer generally assumes a portion of the losses we cede to them in exchange for a portion of the premium. Amounts not reinsured below a specified dollar threshold are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurer liable to us for the amount of liability we cede to them. Our reinsurers often rely on their own reinsurance programs, or retrocessions, to manage their large loss exposures. The size of the global reinsurance community is relatively small. If our reinsurers are unable to collect on their retrocessional programs, it may impair their ability to pay us for the amounts we cede to them.

Consequently, our reinsurers present us with direct and indirect counterparty credit risk. We attempt to mitigate this credit risk by (i) pursuing relationships with reinsurers rated “A-” or higher by AM Best and/or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance treaties permit us to terminate or commute them — or require the reinsurer to post collateral if the reinsurer's financial condition or rating deteriorates. We monitor our reinsurers' financial condition, and we review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our reinsurance counterparty credit risk, see Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We have reinsurance contracts that separately cover our property and casualty insurance business that can be segregated into the following key categories:

•Property Reinsurance, which includes our (i) property excess of loss treaties purchased for protection against large individual property losses and (ii) property catastrophe treaties purchased to provide protection for the overall property portfolio against severe catastrophic events. We primarily use facultative reinsurance for large individual property risks greater than our property excess of loss treaty capacity.

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use facultative reinsurance for large individual casualty risks in excess of our treaty capacity.

•Terrorism Reinsurance, which provides a federal reinsurance backstop, behind the protection built into our property and casualty reinsurance treaties, for terrorism losses covered under the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). For further information about TRIPRA, see Item 1A. “Risk Factors.” of this Form 10-K.

•Flood Reinsurance, for which all of the premiums and losses related to our participation in the WYO (for which we also receive a servicing fee) are 100% ceded to the federal government.

Property Reinsurance
We renewed the property catastrophe treaty, which covers both our standard market and E&S business, effective January 1, 2021. For the main property catastrophe excess of loss treaty program, we maintained our expiring retention. We also purchased an additional $50 million in limit at the top of our program, thereby extending the coverage to $785 million in excess of a $40 million retention. We also renewed the separate catastrophe treaty of $35 million in excess of $5 million that covers events outside our 2015 22-state footprint and supports (i) our standard lines geographic expansion into Arizona, New Hampshire, Colorado, Utah, and New Mexico and (ii) our growing E&S property book. Both treaties were renewed on substantially the same terms as the expiring treaties except (i) restrictions in coverage were imposed related to the systemic perils of communicable disease and (ii) first party cybersecurity coverage, an expected result consistent with current market conditions. Consequently, the property catastrophe program now excludes coverage for communicable disease, but it retains reduced reinsurance coverage for cybersecurity risks. Despite these new limitations, coverage for traditionally covered property perils was maintained. Overall catastrophe ceded premium for 2021 increased due to three factors: (i) increases in underlying property exposures in line with our growing overall portfolio; (ii) the new additional $50 million of coverage purchased at the top of our treaty to maintain stability in our net risk profile; and (iii) a reinsurance environment characterized by higher risk-adjusted pricing, more rigorous underwriting, and reduced capacity. These dynamics were fueled by such factors as the uncertainty surrounding the impact of COVID-19, lower interest rates, and elevated catastrophe loss activity. However, on a risk-adjusted basis, the expiring layers saw modest rate increases, in line with market conditions for loss-free accounts sharing our geographic footprint.

We seek to minimize credit risk within our reinsurance program by transacting with highly-rated reinsurance partners and, where feasible, purchasing collateralized reinsurance products, particularly for high-severity, low-probability events. The current reinsurance program includes $281 million in collateralized limit, primarily in the top layer of the catastrophe program.

We continue to assess our property catastrophe exposure aggregations, modeled results, and effects of premium growth on our property portfolio. We strive to balance our exposure to individual large events against the cost of reinsurance protections.

We model various catastrophic perils, and hurricane risk continues to be our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 30 years:

($ in millions)	Actual Gross Loss	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012
Hurricane Irene	44.8	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
Tropical Storm Isaias	19.1 [1]	18.6	2020

1This amount represents reported and unreported gross losses estimated as of December 31, 2020.
2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We review our exposure to hurricane risk by examining the results of a third-party vendor model and proprietary analysis. The third-party vendor model provides a long-term view that closely relates modeled event frequency to historical hurricane activity and is adjusted to reflect assumptions for certain non-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes, and we review multiple estimates to understand our catastrophic risk.

Occurrence Exceedence Probability	Modeled Losses
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses as a Percent of GAAP Equity[3]
4.0% (1 in 25 year event)	$182,916	29,923	1%
2.0% (1 in 50 year event)	304,764	34,554	1
1.0% (1 in 100 year event)	489,387	39,206	1
0.67% (1 in 150 year event)	682,261	60,220	2
0.5% (1 in 200 year event)	778,401	62,062	2
0.4% (1 in 250 year event)	899,633	107,070	4
0.2% (1 in 500 year event)	1,290,100	414,519	15
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums.
3GAAP Equity as of December 31, 2020.

Our current catastrophe reinsurance program exhausts at an approximately 1 in 220 year return period, or events with 0.5% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from hurricanes making U.S.-landfall will vary, perhaps materially, from our estimated modeled losses.

The property excess of loss treaty, which covers both our standard market and E&S business, was renewed on July 1, 2020, with the top layer renewed on January 1, 2021. The major terms of these treaties are consistent with the prior year.

The following table summarizes of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$785 million above $40 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Non-NBCR losses are covered to the same extent as non-terrorism losses. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 82% of losses in excess of $40 million up to $100 million;
- 97% of losses in excess of $100 million up to $225 million;
- 97% of losses in excess of $225 million up to $475 million; and
- 90% of losses in excess of $475 million up to $825 million.

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

Casualty Reinsurance
We renewed the casualty excess of loss treaty, which covers both our standard market and E&S Lines business, on July 1, 2020, on substantially the same terms as the treaty expiring June 30, 2020.

The following table summarizes our casualty reinsurance treaties and arrangements covering our Insurance Subsidiaries:

CASUALTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Casualty Excess of Loss (covers all insurance operations)	There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:	All NBCR losses are excluded. All other losses stemming from the acts of terrorism are subject to the following:
	- $3 million in excess of $2 million layer provides 28 reinstatements, $87 million annual aggregate limit;	- $3 million in excess of $2 million layer with $15 million net annual terrorism aggregate limit;
	- $7 million in excess of $5 million layer provides six reinstatements, $49 million annual aggregate limit;	- $7 million in excess of $5 million layer with $28 million net annual terrorism aggregate limit;
	- $9 million in excess of $12 million layer provides three reinstatements; $36 million annual aggregate limit;	- $9 million in excess of $12 million layer with $27 million net annual terrorism aggregate limit;
	- $9 million in excess of $21 million layer provides one reinstatement, $18 million annual aggregate limit;	- $9 million in excess of $21 million layer with $18 million net annual terrorism aggregate limit;
	- $20 million in excess of $30 million layer provides one reinstatement, $40 million annual aggregate limit; and	- $20 million in excess of $30 million layer with $40 million net annual terrorism aggregate limit; and
	- $40 million in excess of $50 million layer provides one reinstatement, $80 million annual aggregate limit.	- $40 million in excess of $50 million layer with $80 million net annual terrorism aggregate limit.

We have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Endurance Specialty Quota share and Loss Development Cover, which provides protection for losses on policies written prior to the acquisition and any development on reserves established by MUSIC as of the date of acquisition, (iv) Equipment Breakdown Coverage Reinsurance Treaty, (v) Multi-line Quota Share, which covers additional personal lines coverages, and (vi) Cyber Liability Quota Share.

We regularly evaluate our overall reinsurance program, and we try to develop effective ways to manage the transfer of risk. We base our analysis on a comprehensive process that includes periodic analysis of modeling results and review of our own loss experience, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, reinsurer financial strength, and projected impact on earnings, equity, and statutory surplus. We strive to balance reinsurer credit quality, price, terms, and our appetite to retain a certain level of risk.

Investments Segment
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.8 years as of December 31, 2020, compared to the Insurance Subsidiaries' liability duration of 3.7 years. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income securities and short-term investment portfolios represented 92% of our invested assets at December 31, 2020, and 96% of our invested assets at December 31, 2019. These portfolios had a weighted average credit rating of “ AA- ” as of both dates, with investment grade holdings representing 96% of these portfolios at December 31, 2020 and 97% as of December 31, 2019.

We have been actively engaged in monitoring and managing the exposure to credit risk in our portfolio associated with the impact of the COVID-19 pandemic and related economic conditions during 2020. We have also been managing the portfolio's exposure to floating rate securities, which reset principally to 90-day LIBOR. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk-seeking assets during 2020 as we identify attractive investment opportunities. Despite the strong performance of our portfolio, the average after-tax new money yield on fixed income purchases continued to decline as treasury rates remained low and credit spreads continued to tighten throughout the year. Given the current environment, we continue to reinvest proceeds from the non-sale disposal activity primarily related to "AAA" rated agency-backed RMBS into other high quality, but non-AAA rated fixed income sectors, as we find the risk adjusted returns more attractive. Over the coming quarters, we expect the average credit rating will decrease to "A+" from "AA-" and remain there for the foreseeable future; however, we do not anticipate a material shift in the overall risk/return characteristics of our fixed income securities portfolio.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Total Invested Assets

($ in thousands)	2020	2019	Change
Total invested assets	$7,505,599	6,688,654	12%
Invested assets per dollar of common stockholders' equity	2.96	3.05	(3)
Unrealized gain – before tax[1]	395,207	216,564	82
Unrealized gain – after tax[1]	312,214	171,085	82
1Includes unrealized gain on fixed income securities and equity securities.

Invested assets increased $817 million at December 31, 2020, compared to December 31, 2019, primarily driven by (i) $554.0 million in operating cash flow, (ii) a $178.6 million increase in pre-tax net unrealized gains, and (iii) $195.1 million in net proceeds from the issuance of preferred stock. For additional information regarding the issuance of preferred stock, see Note 17. "Preferred Stock" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

The increase in unrealized gains on our fixed income securities portfolio increased our book value per common share by $2.25, and was driven principally by a significant decline in benchmark United States Treasury rates.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2020	2019	2020 vs. 2019		2018	2019 vs. 2018
Fixed income securities	$203,926	203,255	—%		178,104	14%
Equity securities	9,286	6,996	33		7,764	(10)
CMLs	844	—	n/m		—	n/m
Short-term investments	1,821	6,653	(73)		3,472	92
Other investments	26,922	18,778	43		17,799	6
Investment expenses	(15,692)	(13,139)	(19)		(11,803)	(11)
Net investment income earned – before tax	227,107	222,543	2		195,336	14
Net investment income tax expense	42,495	41,382	3		34,855	19
Net investment income earned – after tax	$184,612	181,161	2		160,481	13
Effective tax rate	18.7%	18.6	0.1	pts	17.8	0.8	pts
Annual after-tax yield on fixed income securities	2.6	2.9	(0.3)		2.8	0.1
Annual after-tax yield on investment portfolio	2.6	2.9	(0.3)		2.8	0.1

Income on our fixed income portfolio was flat in 2020 compared to 2019, as strong operating cash flows constituting 20% of NPW, were offset by lower yields on this portfolio, as reflected in the table above. Income from alternative investments in our other investment portfolio drove the increase in investment income earned in 2020 compared to 2019. Results on these holdings are recorded on a one-quarter lag, and the strong capital market performance in the second and third quarters of 2020, which followed the significant COVID-19-related volatility in the first quarter of 2020, drove this portfolio's higher returns during the year. Additionally, there was a year-over-year decrease in income on our short-term investments.

Realized and Unrealized Investment Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether the fundamentals for that security or sector have deteriorated or the timing is appropriate to opportunistically trade out of securities to other securities with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

($ in thousands)	2020	2019	2018
Net realized gains (losses) on disposals	$9,148	26,715	(18,975)
Net unrealized gains (losses) on equity securities	7,939	(8,649)	(29,369)
Net credit loss on fixed maturities, AFS	(5,042)
Net credit benefit on fixed maturities, HTM	4
Losses on securities for which we have the intent to sell	(16,266)
Net OTTI losses recognized earnings		(3,644)	(6,579)
Total net realized and unrealized investment (losses) gains	$(4,217)	14,422	(54,923)

Realized and unrealized investment gains (losses) were significantly impacted by COVID-19-related market volatility in the first quarter of 2020, and substantially all of the $16.3 million of losses on securities we intend to sell were recorded in that quarter to provide our investment managers flexibility to trade and optimize our investment portfolio. The majority of these losses on securities we intend to sell related to corporate securities in our AFS fixed income portfolio. Net realized gains of $9.2 million in 2020 were driven by the active management of our AFS fixed income portfolio during the year, and were lower than net gains of $26.7 million in 2019, which were driven by opportunistic sales in our equity securities portfolio.

For additional information regarding our losses on securities we intend to sell and our methodology for estimating the allowance for credit losses, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2020	2019	2018
Federal income tax expense	$56.6	64.8	32.8
Effective tax rate	18.7%	19.3	15.5

The effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by certain disallowances of executive compensation.

See Note 14. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for further information regarding the following: (i) a reconciliation of our effective tax rate to the statutory rate of 21%; and (ii) details regarding our net deferred tax liability and asset.

Financial Condition, Liquidity, and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet operating and growth needs. We actively managed capital resources and liquidity in 2020, as we increased liquidity early in the year out of an abundance of caution at the onset of the COVID-19 pandemic, repaid those borrowings by year-end, and issued our first preferred stock offering during the fourth quarter of 2020. These activities will be further discussed in the "Liquidity" section below.

Liquidity
We manage liquidity by focusing on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We also adjust our liquidity in light of economic or market conditions, as discussed further below.

Capital Market Activities
In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were approximately $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board in conjunction with the preferred stock offering. No shares were repurchased under this authorization in the fourth quarter of 2020. For additional information on the preferred stock transaction, refer to Note 17. “Preferred Stock” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K. The Parent had no other private or public issuances of stock or debt instruments during 2020.

Short-term Borrowings
We significantly increased liquidity at the Insurance Subsidiaries and the Parent during the first quarter of 2020 amid the COVID-19 pandemic, which was followed by a period of extreme volatility and uncertainty in the financial markets. In the aggregate, we borrowed $302 million from the FHLBNY, the FHLBI, and our Parent’s line of credit agreement out of an abundance of caution to reduce the likelihood of becoming a forced seller of invested assets to fund operations if there were a significant slowdown in premium payments as a result of the COVID-19 pandemic. We felt this was prudent given our focus on small-to-medium size business and our geographic footprint as we expected that some customers may have significant cash flow disruptions due to the COVID-19-related governmental orders and the economic slowdown. Furthermore, the ultimate viability of some of our commercial customers' businesses depend, in part, on the depth and duration of the economic slowdown, their participation in any federal fiscal stimulus packages, and whether their business is considered essential or non-essential. We routinely monitor our cash positions daily as part of our liquidity management process, and during 2020, we did not experience any material change in our daily cash collections despite the impact of the pandemic. Considering this, we repaid all of our short-term borrowings by December 31, 2020. For further information regarding these borrowings, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Sources of Liquidity
Sources of cash for the Parent historically have consisted of dividends from the Insurance Subsidiaries, the investment portfolio held at the Parent, borrowings under third-party lines of credit, loan agreements with certain Insurance Subsidiaries, and the issuance of equity and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The Parent’s investment portfolio provides liquidity primarily through (i) short-term investments generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly-liquid government and corporate fixed income securities, (iii) equity securities, and (iii) a cash balance. In the aggregate, Parent cash and total investments amounted to $490 million at December 31, 2020, and $278 million at December 31, 2019. The increase in 2020 compared to 2019 was primarily due to net proceeds from our preferred stock offering.

The Parent's liquidity may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to shareholders, and asset allocation investment decisions. Our target for the Parent is to maintain liquidity matching at least twice its expected annual needs, which is currently estimated to be approximately $180 million.

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before claims are paid. The period of float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. As protection for the capital resources at the Insurance Subsidiaries, we purchase reinsurance coverage for any significantly large claims or catastrophes that may occur.

The Insurance Subsidiaries paid $105 million in dividends to the Parent in 2020. As of December 31, 2020, our allowable ordinary maximum dividend is $241 million for 2021. Any Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally are payable only from earned surplus reported in its statutory annual statements as of the preceding December 31. Although insurance regulators have approved past dividends historically, there is no assurance that they will approve future dividends that may be declared.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our shareholders if either (i) the Parent would be unable to pay its debts as they became due in the usual course of business or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to shareholders is also impacted by (i) covenants in its credit agreement (discussed below under "Line of Credit") that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. “Indebtedness,” Note 17. “Preferred Stock” and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form
10-K.

Line of Credit
On December 20, 2019, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. The Line of Credit will mature on December 20, 2022, and has a variable interest rate based on, among other factors, the Parent’s debt ratings. For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

As the following table shows, several of our Insurance Subsidiaries are members of certain branches of the Federal Home Loan Bank ("FHLB"), which provides those subsidiaries with additional access to liquidity:

Branch	Insurance Subsidiary Member
Federal Home Loan Bank of Indianapolis ("FHLBI")	SICSC[1]
SICSE[1]
Federal Home Loan Bank of New York ("FHLBNY")	SICA
SICNY

1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, as SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. All FHLBI and FHLBNY borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the amount of additional FHLB stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
As of December 31, 2020
SICSC	$763.2	$76.3	32.0	44.3	0.3
SICSE	608.0	60.8	28.0	32.8	0.2
SICA	2,840.3	284.0	50.0	234.0	10.5
SICNY	527.8	26.4	—	26.4	1.2
Total		$447.5	110.0	337.5	12.2

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries that have been approved by the Indiana Department of Insurance, which provide additional liquidity. Similar to the Line of Credit agreement, these lending agreements limit borrowings by the Parent from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The following table provides information on the Parent’s borrowings and remaining borrowing capacity from the Indiana Subsidiaries:

($ in millions)	Admitted Assets as of December 31, 2020	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2020
SICSC	$763.2	$76.3	24.0	52.3
SICSE	608.0	60.8	16.0	44.8
Total		$137.1	40.0	97.1

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2020, our Board approved a 9% increase in the quarterly cash dividend, to $0.25 from $0.23 per share.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. The Parent has the following upcoming principal payments due:

•$25 million to FHLBNY on July 21, 2021;
•$25 million to FHLBNY on August 16, 2021; and
•$60 million to FHLBI on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2020, we had GAAP stockholders’ equity of $2.7 billion and statutory surplus of $2.1 billion. With total debt of $550.7 million at December 31, 2020, our debt-to-capital ratio was 16.7%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Our cash requirements include, without limitation, principal and interest payments on various notes payable, dividends to stockholders, payment of claims, payment of commitments under limited partnership agreements, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes. For further details regarding our cash requirements, refer to the section below entitled, “Contractual Obligations, Contingent Liabilities, and Commitments.”

We continually monitor our cash requirements and the amount of capital resources we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics that support our targeted financial strength relative to the macroeconomic environment. Based on our analysis and market conditions, we may take a variety of actions, including, without limitation, contributing capital to the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing existing debt, repurchasing shares of the Parent’s common stock, and increasing stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity. We have an attractive book of business and solid capital base, positioning us well to take advantage of market opportunities that may arise.

Book value per share increased to $42.38 as of December 31, 2020, from $36.91 as of December 31, 2019, primarily due to $4.09 in net income per diluted common share and $2.25 in unrealized gains on our fixed income securities portfolio, which was partially offset by $0.94 in dividends to our common shareholders.

Off-Balance Sheet Arrangements
At December 31, 2020 and December 31, 2019, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our contractual obligations include required payments under finance and operating leases, debt obligations, and reserves for loss and loss expenses. As discussed in the “Reserve for Loss and Loss Expense” section in the "Critical Accounting Policies and Estimates" section of this MD&A and in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, we maintain case reserves and estimates of reserves for loss and loss expense IBNR consistent with industry practice. Using generally accepted actuarial reserving techniques, we project our estimate of ultimate loss and loss expense at each reporting date.

Given that the loss and loss expense reserves are estimates, as described in detail under the “Critical Accounting Policies and Estimates” section of this MD&A and in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, the payment of actual loss and loss expense is generally not fixed as to amount or timing. Due to this uncertainty, financial accounting standards prohibit us from discounting these reserves to their present value. Additionally, estimated losses as of the financial statement date do not consider the impact of estimated losses from future business. Therefore, the projected settlement of the reserves for net loss and loss expense will differ, perhaps significantly, from actual future payments.

The projected paid amounts by year in the table below are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors.

Our future cash payments associated with contractual obligations pursuant to operating and finance leases, debt, interest on debt obligations, and loss and loss expense as of December 31, 2020 are summarized below:

Contractual Obligations	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Operating leases	$45.1	8.4	12.2	8.3	16.2
Finance leases	0.5	0.3	0.2	—	—
Notes payable	560.0	50.0	—	—	510.0
Interest on debt obligations	622.4	28.8	56.6	56.6	480.4
Subtotal	1,228.0	87.5	69.0	64.9	1,006.6

Gross loss and loss expense payments	4,260.4	1,171.2	1,357.3	644.7	1,087.2
Ceded loss and loss expense payments	554.2	141.2	134.4	72.4	206.2
Net loss and loss expense payments	3,706.2	1,030.0	1,222.9	572.3	881.0

Total	$4,934.2	1,117.5	1,291.9	637.2	1,887.6

For additional information regarding: (i) cross-default provisions associated with certain of our notes payable in the table above; or (ii) our Line of Credit, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, at December 31, 2020, we had certain contractual obligations that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$215.7	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	37.7	2030
Non-publicly traded common stock within our equity portfolio	2.0	2021
Commercial mortgage loans	4.4	Less than 1 year
Total	$259.8

There is no certainty that any such additional investment will be required, and we expect to have the capacity to repay or refinance these obligations as they come due.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio — and fluctuations in the value of our alternative investment portfolio. The allocation of our portfolio was 86% fixed income securities, 1% commercial mortgage loans, 4% equity securities, 5% short-term investments, and 4% other investments as of December 31, 2020. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We, however, will assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB+ or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2020, approximately 13% of our fixed income securities portfolio was comprised of floating rate securities where the base rate is primarily tied to the U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. As our fixed income securities portfolio contains interest rate-sensitive instruments, it may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. All else being equal, a rise in interest rates will decrease the fair value of our existing fixed income investments, and a decline in interest rates will result in an increase in the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level. The effective duration of the fixed income securities portfolio, including short term investments, at December 31, 2020, was 3.8 years, which is within our historical range. The Insurance Subsidiaries’ liability duration was approximately 3.7 years at December 31, 2020.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity. These calculations also do not consider (i) any actions we may take in response to market fluctuations and (ii) changes to credit spreads, liquidity spreads, and other risk factors that may also impact the value of the fixed income securities portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2020:

	2020 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$6,832,056	6,695,209	6,473,929	6,227,449	5,980,988
Fair value change	358,127	221,279		(246,480)	(492,941)
Fair value change from base (%)	5.5%	3.4%		(3.8)%	(7.6)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of “AA-” as of both December 31, 2020, and December 31, 2019. Exposure to non-investment grade bonds represented approximately 5% of the total fixed income securities portfolio at December 31, 2020, and 4% at December 31, 2019.

We actively monitored and managed the credit risk exposure in our portfolio associated with the impact of the COVID-19 pandemic and related economic conditions during 2020. We also managed the portfolio's exposure to floating rate securities, which reset principally to 90-day LIBOR. Given the reduction in the valuation of U.S. public equities and the significant widening of high yield credit spreads earlier in the year, we modestly increased our allocation to risk assets during 2020 as we identified attractive investment opportunities. Despite the strong performance of our portfolio, the average after-tax new money yield on fixed income security purchases continued to decline as U.S. Treasury rates remained low and credit spreads continued to tighten throughout the year. Given the current environment, we continue to reinvest proceeds from the non-sale disposal activity, primarily related to "AAA" rated agency-backed residential mortgage-backed securities ("RMBS"), into other high quality, but "non-AAA" rated fixed income sectors, as we find the risk adjusted returns more attractive. Over the coming quarters, we expect the average credit rating will decrease to "A+" from "AA-" and remain there for the foreseeable future; however, we do not anticipate a material shift in the overall risk/return characteristics of our fixed income securities portfolio.

Details on the credit quality of our invested assets at December 31, 2020 are provided below:

December 31, 2020							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$410	$410	5.5%	0.1%	0.00	0.00	$382	$27	$—	$1	$1	$—

Fixed income securities:
U.S. government obligations	110	116	1.5	0.7	4.5	6.3	113	3	—	—	—	—
Foreign government obligations	17	18	0.2	1.3	5.0	5.8	—	2	9	7	—	—
State and municipal obligations	1,164	1,252	16.7	1.0	5.4	5.0	225	613	354	60	—	—
Corporate securities	2,165	2,341	31.2	1.7	4.7	6.2	14	123	881	1,092	232	—
MBS:
RMBS:
Agency RMBS	904	954	12.7	1.0	2.5	3.2	954	—	—	—	—	—
Non-agency RMBS	95	98	1.3	1.7	1.0	2.7	44	5	47	1	—	—
Total RMBS	999	1,052	14.0	1.0	2.3	3.2	998	5	47	1	—	—
Commercial mortgage-backed securities ("CMBS")	621	668	8.9	1.6	4.6	5.9	586	40	31	11	—	—
Total mortgage-backed securities	1,620	1,720	22.9	1.3	3.2	4.2	1,584	45	78	12	—	—
CLO and other ABS:
Auto	43	45	0.6	0.5	2.4	2.3	35	6	3	—	1	—
Aircraft	53	51	0.7	6.0	3.2	3.6	—	1	16	31	3	—
CLOs	659	661	8.8	3.0	1.1	4.5	357	206	32	16	48	1
Credit cards	17	17	0.2	0.3	1.4	1.4	17	—	—	—	—	—
Other ABS	243	253	3.4	2.4	3.4	5.3	68	9	139	28	9	1
Total CLOs and Other ABS	1,015	1,027	13.7	2.8	1.8	4.5	477	222	190	75	62	2
Total securitized assets	2,635	2,746	36.6	1.8	2.7	4.3	2,062	267	268	87	62	2
Total fixed income securities and short-term investments	6,500	6,884	91.7	1.5	3.8	4.9	2,795	1,034	1,512	1,247	295	2
Total fixed income securities and short-term investments by credit rating percentage							40.6%	15.0%	22.0%	18.1%	4.3%	—%
Commercial mortgage loans	46	47	0.6	3.8	2.8	7.0	—	—	27	20	—	—
Equity securities:
Common stock[1]	300	309	4.1	—	—	—	—	—	—	—	—	309
Preferred stock	2	2	—	—	—	—	—	—	—	1	1	—
Total equity securities	302	310	4.1	—	—	—	—	—	—	1	1	309
Other investments:
Alternative investments:
Private equity	157	157	2.1	—	—	—	—	—	—	—	—	157
Private credit	54	54	0.7	—	—	—	—	—	—	—	—	54
Real assets	20	20	0.3	—	—	—	—	—	—	—	—	20
Total alternative investments	231	231	3.1	—	—	—	—	—	—	—	—	231
Other investments	35	35	0.5	—	—	—	—	—	—	—	—	35
Total other investments	266	266	3.5	—	—	—	—	—	—	—	—	266
Total invested assets	$7,114	$7,508	100	—	—	—	$2,795	$1,034	$1,539	$1,268	$295	$576
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

On a quarterly basis, we review our invested assets for concentrations of credit risk. The sectors representing more than 10% of our invested assets at December 31, 2020 were (i) special revenue bonds within our state and municipal obligations portfolio (13%), (ii) the financial sector within corporate securities (14%), and (iii) agency-backed securities within our RMBS portfolio (13%). Each of these sector holdings are discussed in more detail below.

State and Municipal Obligations
Our state and municipal obligations represented 17% of our invested assets at December 31, 2020. The following table details the top 10 state exposures at December 31, 2020:

State Exposures of Municipal Bonds	General Obligation	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	State & Local			% of Total
New York	$9,605	141,563	151,168	12%	AA-
California	49,197	83,733	132,930	11%	AA-
Texas[1]	39,450	50,090	89,540	7%	AA
New Jersey	—	68,201	68,201	5%	A
Florida	3,071	49,902	52,973	4%	AA-
Pennsylvania	—	52,953	52,953	4%	AA-
Washington	20,533	30,704	51,237	4%	AA
Massachusetts	902	41,802	42,704	3%	AA
Colorado	4,680	36,102	40,782	3%	A+
Ohio	2,321	33,154	35,475	3%	A+
Other	100,569	322,253	422,822	34%	AA-
	230,328	910,457	1,140,785	91%	AA-
Pre-refunded/escrowed to maturity bonds	41,044	70,104	111,148	9%	AAA
Total	$271,372	980,561	1,251,933	100%	AA-

% of Total Municipal Portfolio	22%	78%	100%
% of Total Investment Portfolio	4%	13%	17%
1Of the $39.5 million in state and local Texas general obligation bonds, $19 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) represent 13% of our total invested assets at December 31, 2020. These securities generally do not have the “full faith and credit” backing of the municipal or state governments, as do general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 67% of the dedicated revenue stream is comprised of the following: (i) essential services (53%), which is comprised of transportation, water and sewer, and electric; and (ii) education (14%), which includes school districts and higher education, including state-wide university systems. As such, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
Our corporate securities represented 31% of our invested assets at December 31, 2020. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 3% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2020 and December 31, 2019:

December 31, 2020	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,109.2	2,108.3	173.8	A-
Non-investment grade	232.1	232.1	5.7	B+
Total corporate securities	$2,341.3	2,340.4	179.5	BBB+

December 31, 2019	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$1,775.9	1,775.0	79.8	A-
Non-investment grade	188.7	188.7	1.7	B+
Total corporate securities	$1,964.6	1,963.7	81.5	BBB+

The following table provides the sector composition of this portfolio at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Portfolio	Fair Value	Weighted Average Credit Rating	% of Fixed Income Portfolio
Financials	1,048.5	A-	16%	$925.2	A-	15%
Consumer non-cyclicals	281.3	BBB+	4	259.7	BBB+	4
Communications	150.2	BBB+	2	129.8	BBB+	2
Consumer cyclicals[1]	144.5	BBB-	2	136.0	BBB	2
Technology	109.0	BBB+	2	81.6	BBB+	1
Energy	100.5	BBB	2	104.7	BBB	2
Utilities	76.4	BBB+	1	37.6	BBB+	1
Bank loans	71.4	B	1	65.6	B	1
Basic materials	40.0	BBB-	1	26.7	BBB-	—
Other industrials	204.9	BBB	3	158.5	BBB	3
Other	114.6	BBB+	2	39.2	BBB+	1
Total corporate securities	2,341.3	BBB+	36	1,964.6	BBB+	32

1Included in consumer cyclicals are travel and leisure, as well as retail exposures.

As illustrated in the table above, within our allocation to corporate securities, financials is our most significant industry concentration at 16% of our fixed income securities portfolio at December 31, 2020. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of “A-”. No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2020.

In our "Risks Related to COVID-19" risk factor in Item 1A. Risk Factors of this Form 10-K, we also identified certain industries, namely travel, leisure, retail, energy, and real estate, as being negatively impacted by COVID-19. Travel, leisure, and retail are included in consumer cyclicals in the table above. Our exposure to these sectors within our consumer cyclicals portfolio as of December 31, 2020 was as follows:

•Travel: $39.0 million fair value, $0.8 million net unrealized loss, “BBB” weighted average credit rating;
•Leisure: $20.4 million fair value, $1.0 million net unrealized gain, “BB” weighted average credit rating; and
•Retail: $29.0 million fair value, $2.1 million net unrealized gain, “BBB+” weighted average credit rating.

Overall, our allocation to these sectors negatively impacted by COVID-19 is not significant, and these positions were in an aggregate net unrealized gain at December 31, 2020. The net unrealized gain position of the consumer cyclical and energy sectors at December 31, 2020, and 2019, was as follows:

($ in millions)	December 31, 2020	December 31, 2019
Consumer cyclicals	$7.5	4.7
Energy	$7.6	3.8

While these sectors are not material to our fixed income securities portfolio, we continue to monitor them in light of the impact of the COVID-19 pandemic.

Mortgage-Backed Securities (RMBS and CMBS Portfolios)
Mortgage-backed securities represent our most significant exposure to real estate, and further breakdown of this exposure is provided in the table above. Agency RMBS represented 91% of our RMBS allocation, and 13% of our invested assets, as of December 31, 2020. These securities are rated “AAA" and had an unrealized gain of approximately $50 million as of December 31, 2020.

To additionally manage and mitigate exposure on our RMBS and CMBS portfolios, we perform analysis both at the time of purchase and as part of the ongoing portfolio evaluation. This analysis includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments on the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation in deciding to purchase or sell these securities.

CLO and Other ABS Portfolio
For CLO and other ABS, the primary risk is credit risk. We manage this risk by evaluating a number of factors, including the deal's structure, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the portfolio manager's track record and capabilities. We monitor key performance metrics, including over-collateralization, interest coverage, and cash flows, on an on-going basis. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation in our deciding to purchase or sell CLO and other ABS. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including, without limitation, auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2020, and December 31, 2019:

December 31, 2020	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$611.6	611.6	4.1	AA+
Other ABS	351.9	351.9	10.4	A+
Total investment grade	963.5	963.5	14.5	AA

Non-investment grade:
CLO	49.2	49.2	(2.3)	BB-
Other ABS	13.9	13.9	0.1	B
Total non-investment grade	63.1	63.1	(2.2)	BB-
Total CLO and other ABS	$1,026.6	1,026.6	12.3	AA-

December 31, 2019	Fair Value	Carry Value	Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$496.7	496.7	(2.4)	AA
Other ABS	274.1	274.1	5.8	A+
Total investment grade	770.8	770.8	3.4	AA

Non-investment grade:
CLO	14.7	14.7	(0.8)	B+
Other ABS	7.5	7.5	(0.1)	B+
Total non-investment grade	22.2	22.2	(0.9)	B+
Total CLO and other ABS	$793.0	793.0	2.5	AA-

Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We attempt to minimize equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2020:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of AFS equity portfolio	$217,257	248,294	279,330	310,367	341,404	372,440	403,477
Fair value change	(93,110)	(62,073)	(31,037)		31,037	62,073	93,110

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, direct lending, mezzanine financing, distressed debt, infrastructure, and real estate. As of December 31, 2020, other investments represented 4% of our total invested assets and 10% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

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

Asset Category	Percentage of Invested Assets
Highly-liquid assets	68%
Generally liquid assets, may become less liquid with market stress[1]	27
Generally illiquid assets[2]	5
Total	100%
1These exposures are concentrated within CMBS, CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2020, we had outstanding long-term debt of $550.7 million that matures as shown in the following table:

		2020
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
1.61% Borrowings from FHLBNY	2021	$25,000	25,182
1.56% Borrowings from FHLBNY	2021	25,000	25,198
3.03% Borrowings from FHLBI	2026	60,000	67,513
7.25% Senior Notes	2034	49,914	66,148
6.70% Senior Notes	2035	99,499	127,886
5.375% Senior Notes	2049	294,241	383,669
Subtotal		553,654	695,596
Unamortized debt issuance costs		(3,419)
Finance lease obligations		508
Total notes payable		$550,743

The weighted average effective interest rate for our outstanding long-term debt was 5.2% at December 31, 2020. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

Refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for information on our debt covenant provisions.

(b) Short-Term Debt
On December 20, 2019, the Parent entered into a Credit Agreement (the "Line of Credit") with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. The Line of Credit will mature on December 20, 2022 and has a variable interest rate based on, among other factors, the Parent’s debt ratings. For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information on our short-term borrowing activity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I to V (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2020, the Company recorded a liability of $4.26 billion for reserves.

We identified the evaluation of the estimate of reserves for loss and loss expense as a critical audit matter. The process to evaluate the Company’s estimate of reserves involved a high degree of subjective auditor judgment due to the inherent uncertainties in adjusting past experience for current development and anticipating trends for predicting future events. These uncertainties may be affected by a number of considerations, including internal factors, such as changes to underwriting and claims practices, supplemental data regarding claims reporting and settlement trends, exposure estimates for reported claims, potential large or complex claims, and additional trends observed by claims personnel or defense counsel, and external factors such as legislative and regulatory enactments, judicial trends and decisions, social trends, and trends in general economic conditions. Evaluating the impact of these factors on the estimate of reserves also required specialized actuarial skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. With the involvement of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s internal reserve review and determination of the Company’s best estimate of recorded reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s actuarial methods by comparing them to methods consistent with actuarial standards of practice;
•developing an independent estimate of reserves for certain lines of business using methods consistent with actuarial standards of practice;
•for certain other lines of business, assessing the Company's internal reserve review by evaluating the assumptions and actuarial methods used;
•developing a consolidated range of reserves and comparing it to the Company's recorded reserves;
•assessing movement of the Company’s recorded reserves within the consolidated range of reserves.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.
New York, New York
February 12, 2021

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2020	2019
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $18,001 – 2020; $21,975 – 2019)	$16,846	20,800
Less allowance for credit losses	(22)	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	16,824	20,800
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $3,969 – 2020; amortized cost: $6,073,517 – 2020; $5,879,986 – 2019)	6,455,928	6,095,620
Commercial mortgage loans – at carrying value (fair value: $47,289 – 2020)	46,306	—
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	46,306	—
Equity securities – at fair value (cost: $301,551 – 2020; $72,061 – 2019)	310,367	72,937
Short-term investments	409,852	282,490
Other investments	266,322	216,807
Total investments (Notes 5 and 7)	7,505,599	6,688,654
Cash	394	300
Restricted cash	14,837	7,675
Interest and dividends due or accrued	45,004	44,846
Premiums receivable	857,014	830,301
Less: allowance for credit losses (Note 8)	(21,000)	(6,400)
Premiums receivable, net of allowance for credit losses	836,014	823,901
Reinsurance recoverable	589,269	577,635
Less: allowance for credit losses (Note 9)	(1,777)	(4,400)
Reinsurance recoverable, net of allowance for credit losses	587,492	573,235
Prepaid reinsurance premiums (Note 9)	170,531	166,705
Deferred federal income tax (Note 14)	—	6,776
Property and equipment – at cost, net of accumulated depreciation and amortization of: $240,150 – 2020; $227,566 – 2019	77,696	77,409
Deferred policy acquisition costs (Note 2)	288,578	271,186
Goodwill (Note 12)	7,849	7,849
Other assets	153,919	128,614
Total assets	$9,687,913	8,797,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$4,260,355	4,067,163
Unearned premiums	1,618,271	1,523,167
Long-term debt (Note 11)	550,743	550,597
Current federal income tax	14,021	2,987
Deferred federal income tax (Note 14)	27,096	—
Accrued salaries and benefits	114,868	126,753
Other liabilities	363,670	331,547
Total liabilities	$6,949,024	6,602,214
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2020; no shares issued or outstanding - 2019	$200,000	—
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,032,912 – 2020; 103,484,159 – 2019	208,066	206,968
Additional paid-in capital	438,985	418,521
Retained earnings	2,271,537	2,080,529
Accumulated other comprehensive income (Note 6)	220,186	81,750
Treasury stock – at cost (shares: 44,127,109 – 2020; 44,023,006 – 2019)	(599,885)	(592,832)
Total stockholders’ equity	2,738,889	2,194,936
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$9,687,913	8,797,150

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2020	2019	2018
Revenues:
Net premiums earned	$2,681,814	2,597,171	2,436,229
Net investment income earned	227,107	222,543	195,336
Net realized and unrealized investment (losses) gains	(4,217)	14,422	(54,923)
Other income	17,570	12,355	9,438
Total revenues	2,922,274	2,846,491	2,586,080

Expenses:
Loss and loss expense incurred	1,635,823	1,551,491	1,498,134
Amortization of deferred policy acquisition costs	560,271	535,973	495,042
Other insurance expenses	366,941	358,069	331,318
Interest expense	30,839	33,668	24,419
Corporate expenses	25,412	30,900	25,446
Total expenses	2,619,286	2,510,101	2,374,359

Income before federal income tax	302,988	336,390	211,721

Federal income tax expense:
Current	60,059	60,640	35,012
Deferred	(3,426)	4,127	(2,230)
Total federal income tax expense	56,633	64,767	32,782

Net income	$246,355	271,623	178,939

Preferred stock dividends	—	—	—

Net income available to common stockholders	$246,355	271,623	178,939

Earnings per common share:
Net income available to common stockholders - Basic	$4.12	4.57	3.04

Net income available to common stockholders - Diluted	$4.09	4.53	3.00

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2020	2019	2018
Net income	$246,355	271,623	178,939

Other comprehensive income (loss) ("OCI"), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during year	133,104	168,021	(97,284)
Unrealized losses on securities with credit loss recognized in earnings	(6,459)	—	—
Amounts reclassified into net income:
Held-to-maturity securities	(19)	(46)	87
Net realized losses on disposals and losses on intent-to-sell available-for-sale ("AFS") securities	4,247	530	31,316
Credit loss expense	3,984	—	—
Total unrealized gains (losses) on investment securities	134,857	168,505	(65,881)

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	1,197	(10,898)	(8,906)
Amounts reclassified into net income:
Net actuarial loss	2,382	2,099	1,680
Total defined benefit pension and post-retirement plans	3,579	(8,799)	(7,226)
Other comprehensive income (loss)	138,436	159,706	(73,107)
Comprehensive income	$384,791	431,329	105,832

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2020	2019	2018
Preferred stock:
Beginning of year	$—	—	—
Issuance of preferred stock	200,000	—	—
End of year	200,000	—	—

Common stock:
Beginning of year	206,968	205,697	204,569
Dividend reinvestment plan	58	44	47
Stock purchase and compensation plans	1,040	1,227	1,081
End of year	208,066	206,968	205,697

Additional paid-in capital:
Beginning of year	418,521	390,315	367,717
Dividend reinvestment plan	1,645	1,510	1,379
Preferred stock issuance costs	(5,416)	—	—
Stock purchase and compensation plans	24,235	26,696	21,219
End of year	438,985	418,521	390,315

Retained earnings:
Beginning of year, as previously reported	2,080,529	1,858,414	1,698,613
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	30,726
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	(5,707)
Cumulative effect adjustment due to adoption of lease guidance, net of tax	—	342	—
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax (Note 3)	1,435	—	—
Balance at beginning of year, as adjusted	2,081,964	1,858,756	1,723,632
Net income	246,355	271,623	178,939
Dividends to preferred stockholders	—	—	—
Dividends to common stockholders	(56,782)	(49,850)	(44,157)
End of year	2,271,537	2,080,529	1,858,414

Accumulated other comprehensive income (loss):
Beginning of year, as previously reported	81,750	(77,956)	20,170
Cumulative effect adjustment due to adoption of equity security guidance, net of tax	—	—	(30,726)
Cumulative effect adjustment due to adoption of stranded deferred tax guidance	—	—	5,707
Balance at beginning of year, as adjusted	81,750	(77,956)	(4,849)
Other comprehensive income (loss)	138,436	159,706	(73,107)
End of year	220,186	81,750	(77,956)

Treasury stock:
Beginning of year	(592,832)	(584,668)	(578,112)
Acquisition of treasury stock	(7,053)	(8,164)	(6,556)
End of year	(599,885)	(592,832)	(584,668)
Total stockholders’ equity	$2,738,889	2,194,936	1,791,802

Dividends declared per preferred share	$—	—	—
Dividends declared per common share	$0.94	0.83	0.74

Preferred Stock, shares outstanding:
Beginning of year	—	—	—
Issuance of preferred stock	8,000	—	—
End of year	8,000	—	—

Common Stock, shares outstanding:
Beginning of year	59,461,153	58,948,554	58,495,122
Dividend reinvestment plan	28,890	22,087	23,493
Stock purchase and compensation plan	519,863	613,678	540,337
Acquisition of treasury stock	(104,103)	(123,166)	(110,398)
End of year	59,905,803	59,461,153	58,948,554

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2020	2019	2018
Operating Activities
Net income	$246,355	271,623	178,939

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	59,350	55,205	44,874
Stock-based compensation expense	16,227	19,077	14,507
Undistributed gains of equity method investments	(12,408)	(12,773)	(8,341)
Distributions in excess of current year income of equity method investments	3,472	2,807	2,924
Net realized and unrealized losses (gains)	4,217	(14,422)	54,923
Loss on disposal of fixed assets	22	42	63

Changes in assets and liabilities:
Increase in reserves for loss and loss expense, net of reinsurance recoverables	181,839	149,232	168,288
Increase in unearned premiums, net of prepaid reinsurance	91,278	82,253	78,058
Decrease in net federal income taxes	7,708	7,721	2,428
Increase in premiums receivable	(13,171)	(53,383)	(23,489)
Increase in deferred policy acquisition costs	(17,392)	(18,574)	(17,557)
Increase in interest and dividends due or accrued	(158)	(3,226)	(540)
Decrease in accrued salaries and benefits	(13,264)	(3,748)	(26,418)
Increase in other assets	(27,927)	(39,337)	(372)
Increase (decrease) in other liabilities	27,897	34,998	(13,343)
Net cash provided by operating activities	554,045	477,495	454,944

Investing Activities
Purchase of fixed income securities, held-to-maturity	—	—	(7,150)
Purchase of fixed income securities, available-for-sale	(1,723,818)	(1,856,125)	(2,918,203)
Purchase of commercial mortgage loans	(46,506)	—	—
Purchase of equity securities	(230,813)	(46,397)	(94,344)
Purchase of other investments	(79,598)	(64,908)	(68,578)
Purchase of short-term investments	(5,762,725)	(6,087,909)	(4,259,734)
Sale of fixed income securities, available-for-sale	487,087	594,743	2,030,664
Proceeds from commercial mortgage loans	201	—	—
Sale of short-term investments	5,635,463	6,129,885	4,101,530
Redemption and maturities of fixed income securities, held-to-maturity	3,888	16,149	12,106
Redemption and maturities of fixed income securities, available-for-sale	1,019,132	626,686	638,916
Sale of equity securities	1,320	137,294	113,339
Sale of other investments	5,375	17,964	3,497
Distributions from other investments	24,884	19,972	28,379
Fixed asset disposals	—	9	—
Purchase of property and equipment	(22,064)	(30,986)	(16,110)
Net cash used in investing activities	(688,174)	(543,623)	(435,688)

Financing Activities
Dividends to preferred stockholders	—	—	—
Dividends to common stockholders	(54,486)	(47,675)	(42,097)
Acquisition of treasury stock	(7,053)	(8,164)	(6,556)
Net proceeds from stock purchase and compensation plans	8,411	8,243	7,252
Preferred stock issued, net of issuance costs	195,063	—	—
Proceeds from borrowings	587,000	355,757	130,000
Repayment of borrowings	(587,000)	(250,000)	(130,000)
Repayment of finance lease obligations	(550)	(977)	(5,646)
Net cash provided by (used in) financing activities	141,385	57,184	(47,047)
Net increase (decrease) in cash and restricted cash	7,256	(8,944)	(27,791)
Cash and restricted cash, beginning of year	7,975	16,919	44,710
Cash and restricted cash, end of year	$15,231	7,975	16,919

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Organization
Selective Insurance Group, Inc., through its subsidiaries, (collectively referred to as “we,” “us,” or “our”) offers standard commercial, standard personal, and excess and surplus ("E&S") lines property and casualty insurance products. Selective Insurance Group, Inc. (referred to as the “Parent”) was incorporated in New Jersey in 1977 and its corporate headquarters is located in Branchville, New Jersey. The Parent’s common and preferred stock are publicly traded on the NASDAQ Global Select Market under the symbols “SIGI” and "SIGIP," respectively. We have provided a glossary of terms as Exhibit 99.1 to this Form 10-K, which defines certain industry-specific and other terms that are used in this Form 10-K.

We classify our business into four reportable segments, which are as follows:
•Standard Commercial Lines – comprised of property and casualty insurance products and services provided in the standard marketplace to commercial enterprises, which are typically businesses, non-profit organizations, and local government agencies.

•Standard Personal Lines – comprised of property and casualty insurance products and services, including flood insurance coverage, provided primarily to individuals acquiring coverage in the standard marketplace.

•E&S Lines – comprised of property and casualty insurance products and services provided to customers who have not obtained coverage in the standard marketplace.

•Investments – invests the premiums collected by our insurance operations, as well as amounts generated through our capital management strategies, which may include the issuance of debt and equity securities.

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

(c) Investments

Portfolio Composition and Presentation in the Consolidated Balance Sheet
Our investment portfolio is primarily comprised of fixed income securities. We also hold equity securities, short-term investments, and other investments. In 2020, we began investing in commercial mortgage loans (“CMLs”). A description of our portfolio holdings, and the related presentation in our Consolidated Balance Sheet, is provided below.

Fixed Income Portfolio
We hold the following types of securities in our fixed income securities portfolio:
•U.S. government and government agency obligations;
•Foreign government obligations;
•State and municipal obligations, including special revenue and general obligation bonds;
•Corporate securities, which may include investment grade and below investment grade bonds, bank loan investments, redeemable preferred stock, and non-redeemable preferred stock with certain debt-like characteristics;
•Collateralized loan obligations ("CLOs") and other asset-backed securities ("ABS");
•Residential mortgage-backed securities ("RMBS"); and
•Commercial mortgage-backed securities ("CMBS").

We have designated substantially all of the holdings in our fixed income portfolio as available-for-sale ("AFS"). These securities are reported at fair value in our Consolidated Balance Sheet. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI").

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

Accrued interest on our fixed income securities is recorded as a component of “Interest and dividends due or accrued” on our Consolidated Balance Sheet. If accrued interest is due but not paid within 90 days, we reverse the delinquent amount and record this reversal through earnings as a component of “Net investment income earned” on our Consolidated Statement of Income.

Other Portfolio Holdings
CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through (i) direct originations under a loan syndication arrangement or (ii) a marketplace purchase. We record our investment in CMLs on the settlement date of the loan. Our CMLs are classified as held-for-investment and reported at amortized cost, net of the applicable allowance for credit losses ("ACL"), on our Consolidated Balance Sheet. Interest is recorded using the effective yield method and accrued interest on our CMLs is recorded as a component of “Interest and dividends due or accrued” on our Consolidated Balance Sheet.

Equity securities may include common and non-redeemable preferred stocks. Equity securities with readily determinable fair values are reported at fair value. Equity securities without readily determinable fair values are reported at net asset value ("NAV") as a practical expedient.

Short-term investments may include money market instruments, savings accounts, commercial paper, and fixed income securities purchased with a maturity of less than one year. We also enter into reverse repurchase agreements that are included in short-term investments. These repurchase agreements are fully collateralized by high-quality, readily-marketable instruments that support the principal amount. At maturity, we receive principal and interest income on these agreements. Short-term investments are generally reported at fair value.

Other investments are primarily comprised of alternative investments, which are limited partnership investments in private equity, private credit, and real estate strategies. These alternative investments are accounted for using the equity method, with income typically recognized on a one-quarter lag. Because these alternative investments are recorded under the equity method of accounting, the valuation and income recognized on these investments may be impacted by volatility in the financial markets. In addition to our alternative investments, our other investment portfolio includes Federal Home Loan Bank stock (“FHLB Stock”) and tax credit investments. The FHLB Stock is reported at cost. Accounting for our tax credit investments is dependent on the type of credit we have purchased, as follows:

•Federal low income housing tax credits are accounted for under the proportional amortization method; and
•All other tax credits in our investment portfolio are accounted for using the equity method.

For federal tax credits accounted for under the equity method, we use the deferral method for recognizing the benefit of the tax credit with the related deferred revenue being recognized in our Consolidated Income Statement as a component of "Federal income tax expense" proportionately over the life of the investment.

We categorize distributions from our investments accounted for using the equity method on our Consolidated Statement of Cash Flows using the cumulative earnings approach. Under this approach, distributions received are classified as cash flows from operating activities until such time that the cumulative distributions exceed cumulative earnings for the investment. When such an excess occurs, the excess portion of the current period distribution is considered a return of investment and is classified as a cash flow from investing activities.

We evaluate the alternative investments and tax credit investments included in our other investments portfolio to determine whether those investments are variable interest entities ("VIEs") and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lack sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary, including whether we have (i) the power to direct activities of the VIE, (ii) the ability to remove the decision maker of the VIE, (iii) the ability to participate in making decisions that are significant to the VIE, and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have reviewed our alternative and tax credit investments and have concluded that they are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

Presentation in the Consolidated Statement of Income

Net Investment Income Earned
Net investment income earned on our Consolidated Statement of Income includes the following:
•Interest income, as well as amortization and accretion, on fixed income securities;
•Interest income on CMLs;
•Dividend income on equity securities;
•Interest income on our short-term investments; and
•Income recognized on our alternative and other investments accounted for under the equity method of accounting, except for federal tax credits, as discussed below.

Income related to federal tax credits (either low income housing tax credits or other federal credits) is recorded in our Consolidated Statement of Income as a component of “Federal income tax expense” proportionately over the life of the investment.

Net Realized and Unrealized Investment (Losses) Gains
Net realized and unrealized investment losses and gains on our Consolidated Statement of Income include the following:
•Realized gains and losses on the disposal of investment securities, which are determined on the basis of the cost of the specific investments sold;
•Changes in unrealized gains or losses on our equity securities;
•Losses on securities for which we have the intent to sell, which are discussed further below; and
•Net credit loss expense or benefit resulting from changes in the ACL related to our investment portfolio, which also is discussed further below.

Losses on securities for which we have the intent to sell and ACL on AFS Fixed Income Securities and Short-Term Investments
We review our fixed income securities in an unrealized loss position to determine (i) if we have the intent to sell the security, or (ii) if it is more likely than not we will be required to sell the security before its anticipated recovery. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value. In writing down amortized cost, any amount previously recorded as an ACL is reversed and any incremental reduction in amortized cost is recorded directly to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

When fixed income securities are in an unrealized loss position and we do not record any losses on securities for which we intend to sell, we record an ACL for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on fixed income securities by performing a discounted cash flow (“DCF”). The ACL is the equal to the excess of amortized cost over the greater of: (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The ACL is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet. The initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income. Any remaining unrealized loss is the non-credit amount and is recorded in AOCI. The ACL cannot exceed the unrealized loss of an AFS security and therefore it may fluctuate with changes in the fair value of the security. The ACL is written off against the amortized cost basis in the period in which it is determined uncollectible.

Our DCF analyses calculate the present value of expected future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information as well as forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. The discount rate used in a DCF is one of the following:
•The current yield in effect at the reporting date to accrete the beneficial interest for RMBS, CMBS, CLO and other ABS that were not of high credit quality at acquisition;

•The effective interest rate in effect as of the reporting date for non-fixed rate securities; and
•The effective interest rate implicit in the security at the date of acquisition for all other securities.

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

We do not record a valuation allowance on the accrued interest balance associated with our fixed income securities as we reverse delinquent amounts on a timely basis. We consider a fixed income security to be past due at the time any principal or interest payments become 90 days delinquent.

ACL on CMLs
We evaluate our CMLs on a quarterly basis for expected credit losses. If we hold a CML with a specific credit concern, we record an individual ACL on that loan. For all other CMLs, we record an ACL on the pool of loans based on lifetime expected credit losses. The ACL is recorded as a contra-asset reflected in the carrying value of our CMLs on the Consolidated Balance Sheet. Our initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

We utilize a forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios use macroeconomic data such as unemployment and inflation to project property-specific operating income and capitalization rates that are used to estimate the value of the future operating income stream. This information, coupled with historical data about mortgage loan performance, is used to project the probability of default, the amount of loss given a default, and the resulting lifetime expected loss.

Losses on securities for which we have the intent to sell and Credit Losses on Other Investments
If we determine that we intend to sell a holding in our investment portfolio and the expected proceeds are less than the recorded value of the investment, we will record a loss on those securities we intend to sell in earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income. Additionally, we review our alternative investment portfolio for potential credit losses through, among other items, conversations with the management of the alternative investment concerning the following:
•The current investment strategy;
•Changes made or future changes to be made to the investment strategy;
•Emerging issues that may affect the success of the strategy; and
•The appropriateness of the valuation methodology used regarding the underlying investments.

Our evaluation for potential credit loss on our other investments (tax credits and FHLB Stock) include a qualitative assessment of credit indicators, which include, but are not limited to, the following:
•An adverse development of the expected receipt of remaining tax credits and other tax benefits; and
•A significant deterioration in the financial condition or liquidity of the Federal Home Loan Bank.

If we do not record a loss on a security we intend to sell, and we expect a credit loss on a holding in our other investments portfolio, we record a charge to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

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

The techniques used to value our financial assets are as follows:

Level 1 Pricing

Security Type	Methodology
Equity Securities; U.S. Treasury Notes	Equity and U.S. Treasury Note prices are received from an independent pricing service that are based on observable market transactions. We validate these prices against a second external pricing service, and if established market value comparison thresholds are breached, further analysis is performed to determine the price to be used.
Short-Term Investments	Short-term investments are recorded at fair value. Given the liquid nature of our short-term investments, we generally validate their fair value by way of active trades within approximately one week of the financial statement close.

Level 2 Pricing
We utilize a market approach for our Level 2 securities, using primarily matrix pricing models prepared by external pricing services. Matrix pricing models use mathematical techniques to value fixed income securities by relying on the securities' relationship to other benchmark quoted securities, and not relying exclusively on quoted prices for specific securities, as the specific securities are not always frequently traded. As a matter of policy, we consistently use one pricing service as our primary source and secondary pricing services if prices are not available from the primary pricing service. Fixed income security pricing is reviewed for reasonableness by (i) comparing our pricing to other third-party pricing services as well as benchmark indexed pricing, (ii) comparing fair value fluctuations between months for reasonableness, (iii) reviewing stale prices, and (iv) internally reviewing prices for reasonableness if a price from another third-party source is not available. If further analysis is needed, a challenge is sent to the pricing service for review and confirmation of the price.

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities including preferred stocks classified as Fixed Income Securities, and U.S. Government and Government Agencies	Evaluations include obtaining relevant trade data, benchmark quotes and spreads, and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.
Obligations of States and Political Subdivisions	Evaluations are based on yield curves that are developed based on factors such as: (i) benchmarks to issues with interest rates near prevailing market rates; (ii) established trading spreads over widely-accepted market benchmarks; (iii) yields on new issues; and (iv) market information from third-party sources such as reportable trades, broker-dealers, or issuers.
RMBS, CMBS, CLO and other ABS	Evaluations are based on a DCF, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.
Foreign Government	Evaluations are performed using a DCF model and by incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing

Security Type	Methodology
CMLs	Evaluations are performed by a third-party and are based on matrix pricing. For fixed rate loans, the matrix process uses a yield build up approach to create a pricing yield, with components for base yield, credit quality spread, property type spread, and a weighted average life spread. Floating rate loans are priced with a target quality spread over the swap curve.

In addition to our CML portfolio, certain securities in our AFS fixed income portfolio are priced using unobservable inputs. These valuations are primarily based on broker quotes, or they are received from other third-party sources, for which there is a lack of transparency as to the inputs used to generate the valuation. The quantitative detail of these unobservable inputs is neither provided to us, nor reasonably available to us.

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

(e) Allowance for Credit Losses on Premiums Receivable
We estimate an ACL on our outstanding premiums receivable balance at each reporting date. In determining this allowance, we use a method that considers the aging of the receivable, based on the effective year of the related policy, along with our historical receivable loss experience. We also contemplate expected macroeconomic conditions over the expected collection period, which are short-term in nature because the majority of the balances are collected within two years of policy issuance.

As experienced during the COVID-19 pandemic, in contemplating our ACL on premiums receivable we also consider (i) the higher risk of non-payment due to a significant decline in economic activity, (ii) individualized payment flexibility offered to our customers, and (iii) moratoriums on policy cancellations, late payment notices, and late or reinstatement fees.

Changes in our ACL are charged to earnings as credit loss expense or benefit, which is a component of "Other insurance expenses" on our Consolidated Statements of Income, with an offsetting ACL recorded as a contra-asset reflected in the carrying value of the receivable. We charge write-offs against the allowance when we determine the account to be uncollectible after considering information obtained from our collection efforts.

(f) Share-Based Compensation
Share-based compensation consists of all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share units, share options, or other equity instruments. The cost resulting from all share-based payment transactions are recognized in the Financial Statements based on the fair value of both equity and liability awards. The fair value is measured at grant date for equity awards, whereas the fair value for liability awards are remeasured at each reporting period. The fair value of both equity and liability awards is recognized over the requisite service period. The requisite service period is typically the lesser of the vesting period or the period of time from the grant date to the date of retirement eligibility. The expense recognized for share-based awards, which, in some cases, contain performance criteria, is based on the number of shares or units expected to be issued at the end of the performance period. We repurchase the Parent’s stock from our employees in connection with tax withholding obligations, as permitted under our stock-based compensation plans. This activity is disclosed in our Consolidated Statement of Stockholders' Equity.

(g) Reinsurance
The “Reinsurance recoverable” balance on our Consolidated Balance Sheet represents our estimate of amounts that will be recovered from reinsurers under our various treaties. Generally, amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. We would consider a recoverable balance from a reinsurer to be past due if payment is not received by the first day following the invoice due date. We require collateral to secure reinsurance recoverable balances primarily from our reinsurance carriers that are not authorized, otherwise approved, or certified to do business in one or more of our ten insurance subsidiaries' domiciliary states. Our ten insurance subsidiaries are collectively referred to as the "Insurance Subsidiaries." The collateral received is typically in the form of a letter of credit, trust funds, or funds withheld against reinsurance recoverables.

We estimate an ACL on our outstanding reinsurance recoverable balance at each reporting date. Credit risk is mitigated to the extent we have obtained collateral. As part of our estimation of the ACL, we reduce the recoverable balance by the amount of the collateral. We then pool the uncollateralized balances by similar risk characteristics, including the financial strength rating of the reinsurer, and use a probability-of-default methodology to calculate the allowance. Historical default rates are sourced from AM Best and are coupled with severity assumptions in developing a baseline scenario. We then stress this scenario by incorporating forecasts of industry catastrophe losses and economic factors sourced through third-party data providers. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring.

Changes in our ACL are charged to earnings as credit loss expense, which is a component of “Loss and loss expense incurred” on our Consolidated Statement of Income, with an offsetting ACL recorded as a contra-asset reflected in the carrying value of the recoverable balance. We charge write-offs against the ACL when we determine the recoverable balance to be uncollectible after considering information obtained from our efforts to collect amounts due or through a review of the financial condition of the reinsurer.

(h) Property and Equipment
Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The following estimated useful lives can be considered as general guidelines:

Asset Category	Years
Computer hardware			3
Computer software	3	to	5
Software licenses	3	to	5
Internally developed software			5
Furniture and fixtures			10
Buildings and improvements	5	to	40

We recorded depreciation expense of $21.5 million, $18.7 million, and $19.5 million for 2020, 2019, and 2018, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 3.0% for 2020, 3.5% for 2019, and 3.3% for 2018.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2020, goodwill was not impaired.

(k) Reserve for Loss and Loss Expense
Reserves for loss and loss expense includes case reserves on reported claims and reserves known as incurred but not reported ("IBNR") reserves. Case reserves are estimated on each individual claim, and based on claim-specific facts and circumstances known at the time. The case reserves may be adjusted upward or downward as the specific facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) previously closed claims that will be reopened in the future, and (iv) anticipated salvage and subrogation recoveries.

We evaluate our reserves quarterly, through our comprehensive reserve review process and adjustments to recorded reserves are made accordingly. The primary input in evaluating reserve levels is the quarterly reserve review prepared by our internal actuaries, which provides comprehensive loss and loss expense projections. Our reviews are based primarily on our own loss experience, organized by line of business. Where sufficient statistical credibility exists, we may further segment the experience by coverage within line, or by geographic area. Generally accepted actuarial methodologies are applied to these reserve groups to produce ultimate loss and loss expense projections.

Typically, we organize our experience by accident year and age, which lends itself to the application of various loss development methods. These methods rely on historical claims reporting and payment patterns to project ultimate loss or expense for open accident years. Consideration is also given to the prior loss estimate, particularly for longer-tailed lines of business and the current accident year. For the current accident year, this expectation comes from our detailed actuarial planning process. The initial estimate is adjusted over time as actual experience emerges.

These methods require numerous assumptions, such as the selection of loss and loss expense development factors and the weight applied to each individual projection method, among others. Therefore, no single method can be interpreted as definitive. Instead, ultimate loss and loss expenses are selected based upon the various methods, considering the strengths and weaknesses of each as it applies to the specific line of business and accident year.

Certain liabilities, by their nature, do not lend themselves to loss development methods. Examples includes property catastrophes (low frequency/high severity, unique events), latent claims (where losses are incurred over an extended period of time), and unallocated loss expenses (loss expenses that cannot be attributed to a specific claim). Alternate development techniques are used for these liabilities, which include individual claims reviews, calendar year counts and averages, aggregate benchmark measures such as paid and incurred “survival ratios,” and others. These approaches often require additional assumptions and a greater amount of professional judgement.

The result of the reserve review is a set of ultimate loss and loss expense estimates by line of business, including the current and prior accident years. Furthermore, the selected ultimate losses are separated into their components of claim frequency and severity, along with their associated trends, to provide additional insight. While these ultimate loss and loss expense estimates serve as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered in our overall reserve review. Internal factors include (i) changes to our underwriting and claims practice, (ii) supplemental data regarding claims reporting and settlement trends, (iii) exposure estimates for reported claims, (iv) potential large or complex claims, and (v) additional trends observed by claims personnel or defense counsel. External factors considered include (i) legislative and regulatory enactments, (ii) judicial trends and decisions, (iii) social trends, including the impacts of social inflation, and (iv) trends in general economic conditions, including the effects of inflation, including impacts to medical costs, raw materials, and labor. For example, 2020 presented unique impacts related to COVID-19, such as governmental "stay-at-home" directives and their economic impacts, judicial interpretations of insurance coverages, and social and behavioral changes. While these impacts are uncertain and continue to evolve, they were key considerations in the reserving process.

The combination of the IBNR estimates along with the case reserve estimates on individual claims results in our total reserves for loss and loss expense. These reserves are expected to be sufficient for settling loss and loss expense obligations under our policies on unpaid claims, including changes in the volume of business written, claims frequency and severity, the mix of business, claims processing, and other items that management expects to affect our ultimate settlement of loss and loss expense. However, our loss and loss expense reserves are estimates of future events, the outcomes of which are not yet known. As with all estimates, they carry inherent uncertainty, which may be driven by internal factors, such as changes to our claims or underwriting operations, or external factors, such as changes in legislative, judicial, economic, or social trends. Furthermore, actual outcomes are impacted by inherent randomness, such as the actual number of accidents/incidents, or the occurrence or non-occurrence of a single large event. Because of these uncertainties, it is possible that actual outcomes will differ materially from the reserves established. While this risk cannot be eliminated, we review our reserves quarterly based upon the information available at that time, and make adjustments to our ultimate loss and loss expense estimates accordingly. These changes in our ultimate loss and loss expense estimates are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Any changes in the liability estimate could be material to the results of operations in future periods.

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

Claims are counted at the occurrence, line of business, and policy level. For example, if a single occurrence (e.g. an automobile accident) leads to a claim under an automobile and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. The claim counts provided are on a reported basis. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle.

(l) Revenue Recognition
Premiums written are recognized as revenue over the period that coverage is provided using the semi-monthly pro-rata method. Unearned premiums and prepaid reinsurance premiums represent that portion of premiums written that are applicable to the unexpired terms of policies in force.

The Insurance Subsidiaries' net premiums written (“NPW”) include direct insurance policy writings, plus reinsurance assumed, less reinsurance ceded. The estimated premium on the workers compensation and general liability lines is referred to as audit premium. We estimate this premium, as it is anticipated to be either billed or returned on policies subsequent to expiration based on exposure levels (i.e. payroll or sales) when it is reasonably possible to do so based on historical trends adjusted for the uncertainty of future economic conditions. If we determine it is not reasonably possible to estimate this premium, we do not do so.

(m) Dividends to Policyholders
We establish reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders' loss experience. Dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. We report these dividends within "Other insurance expenses" on the Consolidated Statement of Income. We do not issue policies that entitle the policyholder to participate in the earnings or surplus of our Insurance Subsidiaries.

(n) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service, these amounts would be recognized as a component of “Total federal income tax expense” on the Consolidated Statement of Income.

(o) Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware.

We determine if an arrangement is a lease on the commencement date of the contract. Lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The lease asset and liability are measured by the present value of the future minimum lease payments over the lease term. Our fleet vehicle leases include a residual value guarantee; however, the residual value guarantee is not probable of being owed. Therefore, there is no impact to the lease liability or lease asset. To measure the present value, we use the discount rate in the contract. If the discount rate is not readily determinable, our incremental borrowing rate is used. The lease asset is then adjusted to exclude lease incentives. We recognize variable lease payments in the periods in which the obligations for those payments are incurred. In calculating a lease liability, we include options to extend or terminate the lease if it is reasonably certain that we will exercise such option. Lease expense is calculated using the straight-line method. In addition, we have adopted accounting policy elections to: (i) aggregate lease and non-lease components into a single lease component; and (ii) expense short-term leases on a straight-line basis over the lease term.

(p) Pension
Our pension obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which employees are currently entitled, based on the average life expectancy of the employees. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts that the Board of Directors ("Board") of Selective Insurance Company of America (“SICA”) may approve from time to time.

Two key assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually unless facts indicate that a more frequent review is required. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Other assumptions involve demographic factors such as retirement age and mortality. A portion of our plan assets is allocated to a liability hedging strategy through which we have an expectation that our plan assets will move in tandem with a portion of the plan liabilities, helping to mitigate funding ratio volatility.

Note 3. Adoption of Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses, and subsequent additional implementation guidance (collectively referred to as “ASU 2016-13”) that changes the way entities recognize impairment of financial assets. The new guidance requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets through the establishment of an ACL. The ACL is a measurement of expected losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, ASU 2016-03 requires the presentation of the impacted financial assets on the Consolidated Balance Sheet net of the ACL.

We adopted this guidance on January 1, 2020, applied a modified retrospective approach for the adoption, and recorded a net cumulative-effect adjustment to increase the opening balance of 2020 retained earnings by $1.4 million, after tax. As prescribed in ASU 2016-13, we did not adjust the amortized cost basis of any securities for which we previously had recorded other-than-temporary impairment ("OTTI") losses. The cumulative-effect increase to retained earnings represents the net adjustment required to (i) establish the ACL on our held-to-maturity ("HTM") debt securities and (ii) re-estimate the ACL on our premiums receivables and reinsurance recoverables under ASU 2016-13. See Note 2. "Summary of Significant Accounting Policies" of this Form 10-K for accounting policy updates related to ASU 2016-13. Additionally, see Note 5. "Investments," Note 8. "Allowance for Credit Losses on Premiums Receivable," and Note 9. "Reinsurance" of this Form 10-K for additional information regarding expected credit losses related to the respective financial assets.

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

For year-to-date losses in interim periods, an entity is required currently to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. When an interim period loss exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this limitation and allows an entity to compute its income tax benefit at each interim period based on its estimated annual effective tax rate.

We will adopt this guidance on January 1, 2021 and it will not have a material impact to our financial condition, cash flows, or results of operations upon adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2020, 2019, and 2018 is as follows:

($ in thousands)	2020	2019	2018
Cash paid during the period for:
Interest	$30,464	25,089	23,992
Federal income tax	47,000	55,825	29,193

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,498	8,138	—
Operating cash flows from financing leases	15	16	—
Financing cash flows from finance leases	550	977	5,646

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	55,446	61,369	52,277
Corporate actions related to fixed income securities, HTM[1]	2,589	—	—
Corporate actions related to equity securities[1]	10,890	14,250	944
Assets acquired under finance lease arrangements	324	824	4,119
Assets acquired under operating lease arrangements	22,390	13,808	—
Non-cash purchase of property and equipment	590	89	291
1Examples of corporate actions include exchanges, non-cash acquisitions, and stock-splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2020	December 31, 2019
Cash	$394	300
Restricted cash	14,837	7,675
Total cash and restricted cash shown in the Statements of Cash Flows	$15,231	7,975

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2020, 2019, and 2018:

($ in thousands)	2020	2019	2018
AFS securities:
Fixed income securities	$386,380	215,634	2,302
Total AFS securities	386,380	215,634	2,302

HTM securities:
Fixed income securities	7	31	89
Total HTM securities	7	31	89

Short-term securities	6	23	—

Total net unrealized gains	386,393	215,688	2,391
Deferred income tax	(81,142)	(45,294)	(502)
Net unrealized gains, net of deferred income tax	305,251	170,394	1,889

Cumulative effect adjustment due to accounting change for equity unrealized[1]	—	—	30,726
Cumulative effect adjustment due to accounting changes for stranded tax assets[1]	—	—	(17,920)
Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$134,857	168,505	(65,881)
1Upon adoption of ASU 2016-01, we recognized a $30.7 million cumulative-effect adjustment to the opening balance of AOCI, which represents the after-tax net unrealized gain on our equity portfolio as of December 31, 2018. Additionally, upon adoption of ASU 2018-02, we recognized a one-time reclassification from AOCI to retained earnings for $17.9 million representing the stranded tax assets related to our investment portfolio that were created in AOCI from the enactment of the Tax Cuts and Jobs Act of 2017.

(b) Information regarding our AFS securities as of December 31, 2020 and December 31, 2019 were as follows:

December 31, 2020
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$110,038	—	6,239	(137)	116,140
Foreign government	16,801	(1)	1,569	(3)	18,366
Obligations of states and political subdivisions	1,159,588	(4)	87,564	(11)	1,247,137
Corporate securities	2,152,203	(2,782)	180,971	(2,340)	2,328,052
CLO and other ABS	1,014,820	(592)	20,166	(7,843)	1,026,551
RMBS	999,485	(561)	53,065	(201)	1,051,788
CMBS	620,582	(29)	48,348	(1,007)	667,894
Total AFS fixed income securities	$6,073,517	(3,969)	397,922	(11,542)	6,455,928

December 31, 2019
	Cost/
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$112,680	3,506	—	116,186
Foreign government	18,011	533	(2)	18,542
Obligations of states and political subdivisions	1,168,185	62,175	(270)	1,230,090
Corporate securities	1,866,881	81,906	(1,310)	1,947,477
CLO and other ABS	790,517	7,929	(5,434)	793,012
RMBS	1,409,003	43,421	(455)	1,451,969
CMBS	514,709	23,902	(267)	538,344
Total AFS fixed income securities	$5,879,986	223,372	(7,738)	6,095,620

The following table provides a roll forward of the allowance for credit losses on our AFS fixed income securities for 2020:

2020
($ in thousands)	Beginning Balance	Current Provisions for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign Government	$—	19	—	(18)	—	1
Obligations of states and political subdivisons	—	4	—	—	—	4
Corporate Securities	—	3,645	—	(781)	(82)	2,782
CLO and other ABS	—	722	—	(113)	(17)	592
RMBS	—	623	—	(62)	—	561
CMBS	—	29	—	—	—	29
Total AFS fixed income securities	$—	5,042	—	(974)	(99)	3,969

During 2020, we did not have any write-offs or recoveries of our AFS fixed income securities and we did not purchase any assets with credit deterioration, so these items are not included in the table above.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. As of December 31, 2020, accrued interest on AFS securities amounted to $43.8 million and we did not record any write-offs of accrued interest during 2020.

(c) Quantitative information about unrealized losses on our AFS portfolio is provided below.

December 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,519	(137)	—	—	11,519	(137)
Foreign government	1,122	(3)	—	—	1,122	(3)
Obligations of states and political subdivisions	2,223	(11)	—	—	2,223	(11)
Corporate securities	65,187	(2,152)	2,400	(188)	67,587	(2,340)
CLO and other ABS	261,746	(2,995)	165,661	(4,848)	427,407	(7,843)
RMBS	18,227	(194)	1,181	(7)	19,408	(201)
CMBS	55,482	(616)	16,093	(391)	71,575	(1,007)
Total AFS fixed income securities	$415,506	(6,108)	185,335	(5,434)	600,841	(11,542)

December 31, 2019	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$—	—	—	—	—	—
Foreign government	1,416	(2)	—	—	1,416	(2)
Obligations of states and political subdivisions	35,838	(270)	—	—	35,838	(270)
Corporate securities	84,832	(480)	20,182	(830)	105,014	(1,310)
CLO and other ABS	205,191	(1,938)	204,385	(3,496)	409,576	(5,434)
RMBS	126,089	(425)	5,375	(30)	131,464	(455)
CMBS	62,893	(264)	828	(3)	63,721	(267)
Total AFS fixed income securities	$516,259	(3,379)	230,770	(4,359)	747,029	(7,738)

We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that no ACL is required on these balances. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at December 31, 2020, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at December 31, 2020:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$433,241	1,132	1,149
Due after one year through five years	3,639,658	15,692	16,852
Due after five years through 10 years	1,910,480	—	—
Due after 10 years	472,549	—	—
Total fixed income securities	$6,455,928	16,824	18,001

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2020			December 31, 2019
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$157,276	100,905	258,181	118,352	93,138	211,490
Private credit	54,017	98,330	152,347	42,532	105,340	147,872
Real assets	19,659	16,493	36,152	23,256	20,741	43,997
Total alternative investments	230,952	215,728	446,680	184,140	219,219	403,359
Other securities	35,370	—	35,370	32,667	—	32,667
Total other investments	$266,322	215,728	482,050	216,807	219,219	436,026
1In addition to the amounts in this table, previously recognized tax credits are subject to the risk of recapture. We do not consider this significant and therefore do not include in this table.

We have reviewed various investments included in the table above and have concluded that they are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required. We do not have a future obligation to fund losses or debts on behalf of these investments; however, we are contractually committed to make additional investments up to the remaining commitment outlined above. We did not provide any non-contractual financial support at any time during 2020 or 2019.

The following is a description of our alternative investment strategies:

Our private equity strategy includes the following:

•Primary Private Equity: This strategy makes private equity investments, primarily in established large and middle market companies across diverse industries globally, with an emphasis on North America.

•Secondary Private Equity: This strategy purchases seasoned private equity funds from investors desiring liquidity prior to normal fund termination. Investments are made across all sectors of the private equity market, including leveraged buyouts ("LBO"), venture capital, distressed securities, mezzanine financing, real estate, and infrastructure.

•Venture Capital: In general, these investments are made principally by investing in equity securities of startup companies and small-to-medium sized privately-held corporations with strong long-term growth potential. This strategy makes private equity investments in seed stage, early stage, late stage, and growth equity partnerships.

Our private credit strategy includes the following:

•Direct Lending: This strategy provides privately negotiated loans to U.S. middle market companies. Typically, these are floating rate, senior secured loans diversified across industries. Loans are made to companies that may or may not have private equity sponsors to finance LBOs, recapitalizations, and acquisitions.

•Mezzanine Financing: This strategy provides privately-negotiated fixed income securities, generally with an equity component, to LBO firms and private and publicly-traded large, mid, and small-cap companies to finance LBOs, recapitalizations, and acquisitions.

•Opportunistic and Distressed Debt: This strategy makes investments in debt and equity securities of companies that are experiencing financial distress, operational issues, or dislocated pricing of publicly-traded securities. Investments include buying indebtedness of bankrupt or financially-troubled companies, small balance loan portfolios, special situations and capital structure arbitrage trades, commercial real estate mortgages, and similar non-U.S. securities and debt obligations.

Our real assets strategy includes the following:

•Infrastructure: This strategy invests in the equity or debt of cash flow generating assets, diversified across a variety of industries, including transportation, energy infrastructure, renewable power, such as wind and solar, social infrastructure, power generation, water, telecom, and other regulated entities principally located in North America and Western Europe.

•Real Estate: This strategy invests in real estate in North America, Europe, and Asia via direct property ownership, joint ventures, mortgages, and investments in equity and debt instruments.

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

The following tables show gross summarized financial information for our other investments portfolio, including the portion we do not own. The investments are carried under the equity method of accounting. The last line in the income statement information table below reflects our portion of the aggregate results that are included in our Financial Statements. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2020	2019
Investments	$55,145	43,857
Total assets	58,819	45,432
Total liabilities	6,744	5,670
Total partners’ capital	52,075	39,762

Income Statement Information
12 months ended September 30,
($ in millions)	2020	2019	2018
Net investment (loss) income	$(26)	(8)	134
Realized gains	1,452	695	1,981
Net change in unrealized appreciation	4,898	5,543	1,303
Net income before tax	$6,324	6,230	3,418

Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	26.5	17.9	17.6

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of December 31, 2020 or December 31, 2019.

(g) We have pledged certain AFS fixed income securities as collateral related to our relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2020 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2020:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	20.1	20.1
Obligations of states and political subdivisions	—	—	5.1	5.1
RMBS	125.0	178.1	—	303.1
CMBS	7.0	36.3	—	43.3
Total pledged as collateral	$132.0	214.4	25.2	371.6

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2020	2019	2018
Fixed income securities	$203,926	203,255	178,104
CMLs	844	—	—
Equity securities	9,286	6,996	7,764
Short-term investments	1,821	6,653	3,472
Other investments	26,922	18,778	17,799
Investment expenses	(15,692)	(13,139)	(11,803)
Net investment income earned	$227,107	222,543	195,336

(i) The following tables summarize net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2020	2019	2018
Gross gains on sales	$18,893	31,910	28,672
Gross losses on sales	(9,745)	(5,195)	(47,647)
Net realized gains (losses) on disposals	9,148	26,715	(18,975)
Net unrealized gains (losses) on equity securities	7,939	(8,649)	(29,369)
Net credit loss (expense) benefit on fixed maturities, AFS	(5,042)
Net credit loss benefit (expense) on fixed maturities, HTM	4
Losses on securities for which we have the intent to sell	(16,266)
Net OTTI losses recognized in earnings		(3,644)	(6,579)
Net realized and unrealized gains (losses)	$(4,217)	14,422	(54,923)

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, include the following:

($ in thousands)	2020	2019	2018
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$7,936	1,219	(3,098)
On securities sold in period	3	(9,868)	(26,271)
Total unrealized (losses) recognized in income on equity securities	$7,939	(8,649)	(29,369)

Proceeds from the sales of AFS fixed income securities were $487.1 million, $594.7 million, and $2,030.7 million in 2020, 2019, and 2018, respectively. Proceeds from the sales of equity securities were $1.3 million, $137.3 million, and $113.3 million in 2020, 2019, and 2018, respectively.

Net realized gains (losses) on disposals in the table above were driven by the following:
•2020: Active management of the fixed income securities portfolio.
•2019: Opportunistic sales in our equity portfolio.
•2018: Higher trading volume driven by opportunistic sales in both our fixed income securities and equity portfolios.

Losses on securities for which we have the intent to sell of $16.3 million were recorded in 2020 to provide our investment managers flexibility to trade and optimize our investment portfolio. Corporate securities accounted for $12.1 million of the losses on securities for which we have the intent to sell.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2020, 2019, and 2018 were as follows:

2020
($ in thousands)	Gross	Tax	Net
Net income	$302,988	56,633	246,355
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	168,487	35,383	133,104
Unrealized losses on securities with credit loss recognized in earnings	(8,176)	(1,717)	(6,459)
Amounts reclassified into net income:
HTM securities	(24)	(5)	(19)
Net realized losses on disposals and losses on intent-to-sell AFS securities	5,376	1,129	4,247
Credit loss expense	5,042	1,058	3,984
Total unrealized gains on investment securities	170,705	35,848	134,857
Defined benefit pension and post-retirement plans:
Net actuarial gain	1,515	318	1,197
Amounts reclassified into net income:
Net actuarial loss	3,015	633	2,382
Total defined benefit pension and post-retirement plans	4,530	951	3,579
Other comprehensive income	175,235	36,799	138,436
Comprehensive income	$478,223	93,432	384,791

2019
($ in thousands)	Gross	Tax	Net
Net income	$336,390	64,767	271,623
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	212,683	44,662	168,021
Amounts reclassified into net income:
HTM securities	(58)	(12)	(46)
Realized losses on disposals and OTTI of AFS securities	671	141	530
Total unrealized gains on investment securities	213,296	44,791	168,505
Defined benefit pension and post-retirement plans:
Net actuarial loss	(13,795)	(2,897)	(10,898)
Amounts reclassified into net income:
Net actuarial loss	2,657	558	2,099
Total defined benefit pension and post-retirement plans	(11,138)	(2,339)	(8,799)
Other comprehensive income	202,158	42,452	159,706
Comprehensive income	$538,548	107,219	431,329

2018
($ in thousands)	Gross	Tax	Net
Net income	$211,721	32,782	178,939
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(123,145)	(25,861)	(97,284)
Amounts reclassified into net income:
HTM securities	110	23	87
Realized losses on disposals and OTTI of AFS securities	39,641	8,325	31,316
Total unrealized losses on investment securities	(83,394)	(17,513)	(65,881)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(11,273)	(2,367)	(8,906)
Amounts reclassified into net income:
Net actuarial loss	2,127	447	1,680
Total defined benefit pension and post-retirement plans	(9,146)	(1,920)	(7,226)
Other comprehensive loss	(92,540)	(19,433)	(73,107)
Comprehensive income	$119,181	13,349	105,832

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2020 and 2019 were as follows:

	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2018	$(71)	71	1,888	1,888	(79,844)	(77,956)
OCI before reclassifications	—	—	168,021	168,021	(10,898)	157,123
Amounts reclassified from AOCI	—	(46)	530	484	2,099	2,583
Net current period OCI	—	(46)	168,551	168,505	(8,799)	159,706
Balance, December 31, 2019	(71)	25	170,439	170,393	(88,643)	81,750
OCI before reclassifications	(6,459)	—	133,104	126,645	1,197	127,842
Amounts reclassified from AOCI	3,984	(19)	4,247	8,212	2,382	10,594
Net current period OCI	(2,475)	(19)	137,351	134,857	3,579	138,436
Balance, December 31, 2020	$(2,546)	6	307,790	305,250	(85,064)	220,186

1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Affected Line Item in the Consolidated Statements of Income
HTM related
Unrealized gains on HTM disposals	$(16)	(46)	Net realized and unrealized investment (losses) gains
Amortization of net unrealized gains on HTM securities	(8)	(12)	Net investment income earned
	(24)	(58)	Income before federal income tax
	5	12	Total federal income tax expense
	(19)	(46)	Net income
Net realized losses on disposals and losses on intent-to-sell AFS securities
Net realized losses on disposals and losses on intent-to-sell AFS securities	5,376	671	Net realized and unrealized investment (losses) gains
	5,376	671	Income before federal income tax
	(1,129)	(141)	Total federal income tax expense
	4,247	530	Net income
Credit loss related
Credit loss expense	5,042	—	Net realized and unrealized investment (losses) gains
	5,042	—	Income before federal income tax
	(1,058)	—	Total federal income tax expense
	3,984	—	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	647	582	Loss and loss expense incurred
	2,368	2,075	Other insurance expenses
Total defined benefit pension and post-retirement life	3,015	2,657	Income before federal income tax
	(633)	(558)	Total federal income tax expense
	2,382	2,099	Net income

Total reclassifications for the period	$10,594	2,583	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,914	66,148	49,910	66,365
6.70% Senior Notes	99,499	127,886	99,480	123,104
5.375% Senior Notes	294,241	383,669	294,157	357,025
1.61% Borrowings from FHLBNY	25,000	25,182	25,000	24,901
1.56% Borrowings from FHLBNY	25,000	25,198	25,000	24,875
3.03% Borrowings from FHLBI	60,000	67,513	60,000	63,002
Subtotal long-term debt	553,654	695,596	553,547	659,272
Unamortized debt issuance costs	(3,419)		(3,687)
Finance lease obligations	508		737
Total long-term debt	$550,743		$550,597

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2020 and 2019:

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,140	40,960	75,180	—
Foreign government	18,366	—	18,366	—
Obligations of states and political subdivisions	1,247,137	—	1,244,243	2,894
Corporate securities	2,328,052	—	2,257,352	70,700
CLO and other ABS	1,026,551	—	970,176	56,375
RMBS	1,051,788	—	1,051,788	—
CMBS	667,894	—	667,894	—
Total AFS fixed income securities	6,455,928	40,960	6,284,999	129,969
Equity securities:
Common stock[1]	308,632	261,846	—	—
Preferred stock	1,735	1,735	—	—
Total equity securities	310,367	263,581	—	—
Short-term investments	409,852	405,400	4,452	—
Total assets measured at fair value	$7,176,147	709,941	6,289,451	129,969

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,186	41,083	75,103	—
Foreign government	18,542	—	18,542	—
Obligations of states and political subdivisions	1,230,090	—	1,230,090	—
Corporate securities	1,947,477	—	1,930,426	17,051
CLO and other ABS	793,012	3,635	772,343	17,034
RMBS	1,451,969	—	1,451,969	—
CMBS	538,344	—	538,344	—
Total AFS fixed income securities	6,095,620	44,718	6,016,817	34,085
Equity securities:
Common stock[1]	69,900	32,145	—	—
Preferred stock	3,037	3,037	—	—
Total equity securities	72,937	35,182	—	—
Short-term investments	282,490	265,306	17,184	—
Total assets measured at fair value	$6,451,047	345,206	6,034,001	34,085
1Investments amounting to $46.8 million and $37.8 million at December 31, 2020 and December 31, 2019, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information during 2020:

2020
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	$—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	4	(785)	1,883	1,102
Net realized and unrealized (losses) gains	—	(1,046)	(237)	(1,283)
Net investment income earned	—	21	6	27
Purchases	—	46,150	25,785	71,935
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(283)	(2,638)	(2,921)
Transfers into Level 3	2,890	9,592	31,520	44,002
Transfers out of Level 3	—	—	(16,978)	(16,978)
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(1,046)	(237)	(1,283)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	4	(785)	1,883	1,102

2019
($ in thousands)	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2018	—	7,409	7,409
Total net (losses) gains for the period included in:
OCI	(118)	(261)	(379)
Net realized and unrealized (losses) gains	—	—	—
Net investment income earned	—	245	245
Purchases	—	21,282	21,282
Sales	—	—	—
Issuances	—	—	—
Settlements	—	(279)	(279)
Transfers into Level 3	17,169	18,853	36,022
Transfers out of Level 3	—	(30,215)	(30,215)
Fair value, December 31, 2019	17,051	17,034	34,085

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	—	—

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at December 31, 2020 and 2019:

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,795	—	4,795	—
Corporate securities	13,206	—	13,206	—
Total HTM fixed income securities	$18,001	—	18,001	—

CMLs	$47,289	—	—	47,289

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,148	—	66,148	—
6.70% Senior Notes	127,886	—	127,886	—
5.375% Senior Notes	383,669	—	383,669	—
1.61% Borrowings from FHLBNY	25,182	—	25,182	—
1.56% Borrowings from FHLBNY	25,198	—	25,198	—
3.03% Borrowings from FHLBI	67,513	—	67,513	—
Total long-term debt	$695,596	—	695,596	—

December 31, 2019		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,921	—	4,921	—
Corporate securities	17,054	—	17,054	—
Total HTM fixed income securities	$21,975	—	21,975	—
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,365	—	66,365	—
6.70% Senior Notes	123,104	—	123,104	—
5.375% Senior Notes	357,025	—	357,025	—
1.61% Borrowings from FHLBNY	24,901	—	24,901	—
1.56% Borrowings from FHLBNY	24,875	—	24,875	—
3.03% Borrowings from FHLBI	63,002	—	63,002	—
Total long-term debt	$659,272	—	659,272	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2020:

($ in thousands)	December 31, 2020
Balance at beginning of year	$6,400
Cumulative effect adjustment[1]	1,058
Balance at beginning of year, as adjusted	$7,458
Current period provision for expected credit losses	16,751
Write-offs charged against the allowance for credit losses	(3,754)
Recoveries	545
ACL, end of year	$21,000
1See Note 3. "Adoption of Accounting Pronouncements" above for additional information regarding our adoption of ASU 2016-13.

In 2020, we recognized an additional allowance for credit losses of $13.5 million, net of write-offs and recoveries. We based this increase on an evaluation of the recoverability of our premiums receivable in light of (i) the billing accommodations we announced during the first quarter of 2020, and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. The billing accommodations included individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees.

Note 9. Reinsurance
Our Financial Statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance entities have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) that we have underwritten to other insurance companies that agree to share these risks. The primary purpose of ceded reinsurance is to protect the Insurance Subsidiaries from potential losses in excess of the amount that we are prepared to accept. Our major treaties covering property, property catastrophe, and casualty business are excess of loss contracts. In addition, we have an intercompany quota share (proportional) pooling arrangement and other minor reinsurance treaties.

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2021, our deductible, before tax, is approximately $369 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

The Insurance Subsidiaries remain liable to policyholders to the extent that any reinsurer becomes unable to meet their contractual obligations. In addition to this direct counterparty credit risk, we have indirect counterparty credit risk as our reinsurers often enter into their own reinsurance programs, or retrocessions, as part of managing their exposure to large losses and improving their financial strength ratings. The credit quality of our reinsurers is also impacted by other factors, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management expertise. We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. Contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance.

The following table provides (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2020:

	December 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$37,464	$102	$37,566
A+	354,846	2,452	357,298
A	105,652	415	106,067
A-	2,139	—	2,139
B++	56	324	380
B+	—	—	—
Total rated reinsurers	$500,157	$3,293	$503,450

Non-rated reinsurers
Federal and state pools	$82,575	$—	$82,575
Other than federal and state pools	2,676	568	3,244
Total non-rated reinsurers	$85,251	$568	$85,819

Total reinsurance recoverable, gross	$585,408	$3,861	$589,269
Less: ACL			(1,777)
Total reinsurance recoverable, net			$587,492

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for 2020:

($ in thousands)	December 31, 2020
Balance at beginning of year	$4,400
Cumulative effect adjustment[1]	(2,903)
Balance at beginning of year, as adjusted	$1,497
Current period provision for expected credit losses	280
Write-offs charged against the allowance for credit losses	—
Recoveries	—
ACL, end of year	$1,777
1See Note 3. "Adoption of Accounting Pronouncements" for additional information regarding our adoption of ASU 2016-13.

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2020		As of December 31, 2019
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables	$587,492		$573,235
Total prepaid reinsurance premiums	170,531		166,705
Total reinsurance balance	758,023		739,940

Federal and state pools[1]:
NFIP	178,532	25%	175,472	24%
New Jersey Unsatisfied Claim Judgment Fund	52,053	6	53,732	6%
Other	1,625	—	2,449	1
Total federal and state pools	232,210	31	231,653	31
Remaining reinsurance balance	$525,813	69	$508,287	69

Munich Re Group (AM Best rated "A+")	$116,885	15	$119,748	16
Hannover Ruckversicherungs AG (AM Best rated "A+")	115,084	15	107,474	15
AXIS Reinsurance Company (AM Best rated "A")	78,090	10	73,009	10
Swiss Re Group (AM Best rated "A+")	33,179	4	37,190	5
Transatlantic Reinsurance Company (AM Best rated “A+”)	24,320	3	21,824	3
All other reinsurers	158,255	22	149,042	20
Total reinsurers	525,813	69%	508,287	69%
Less: collateral[2]	(130,169)		(110,549)
Reinsurers, net of collateral	$395,644		$397,738
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred:

($ in thousands)	2020	2019	2018
Premiums written:
Direct	$3,204,512	3,084,451	2,890,633
Assumed	24,288	24,339	26,250
Ceded	(455,708)	(429,366)	(402,597)
Net	$2,773,092	2,679,424	2,514,286

Premiums earned:
Direct	$3,108,687	2,993,157	2,808,764
Assumed	25,010	24,399	25,831
Ceded	(451,883)	(420,385)	(398,366)
Net	$2,681,814	2,597,171	2,436,229

Loss and loss expense incurred:
Direct	$1,822,034	1,714,880	1,706,951
Assumed	17,201	22,879	21,469
Ceded	(203,412)	(186,268)	(230,286)
Net	$1,635,823	1,551,491	1,498,134

Direct premiums written ("DPW") increased by 4% in 2020 compared to an increase of 7% in 2019. The decline in our DPW growth rate was primarily attributable to the following:

i.Audit and endorsement premiums that decreased by $82.5 million compared to the prior year. This decrease was primarily due to lower payroll and sales exposures on the workers compensation and general liability lines of business resulting from the economic impacts of the COVID-19 pandemic and includes the impact of the $75 million accrual that was recorded in the first quarter of 2020, $24.8 million of which remained an accrual at December 31, 2020.

ii.A $19.7 million premium credit to our personal and commercial automobile policyholders. Because of the unprecedented nature of the COVID-19-related governmental directives and the associated expected short-term favorable claims frequency impact, we obtained regulatory approval during April to provide this premium credit to our personal and commercial automobile customers. The premium credit to customers with in-force policies was equivalent to 15% of their April and May premiums.

Consistent with the fluctuations in DPW, the increase in direct premiums earned in 2020 compared to 2019 was muted by the items discussed above.

Direct and ceded loss and loss expenses incurred in 2020 were primarily impacted by increased catastrophe losses. The increase was due to the severity of the storms and individual claims that met the retention for our property excess of loss treaty. Net catastrophe losses were $215.4 million in 2020 compared to $81.0 million in 2019.

The ceded premiums and losses related to our participation in the NFIP, under which 100% of our flood premiums and loss and loss expense are ceded to the NFIP, were as follows:

Ceded to NFIP ($ in thousands)	2020	2019	2018
Ceded premiums written	$(274,042)	(266,925)	(248,053)
Ceded premiums earned	(271,598)	(259,119)	(244,238)
Ceded loss and loss expense incurred	(78,993)	(71,676)	(144,967)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2020	2019	2018
Gross reserves for loss and loss expense, at beginning of year	$4,067,163	3,893,868	3,771,240
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	547,066	537,388	585,855
Net reserves for loss and loss expense, at beginning of year	3,520,097	3,356,480	3,185,385
Incurred loss and loss expense for claims occurring in the:
Current year	1,708,755	1,601,780	1,527,997
Prior years	(72,932)	(50,289)	(29,863)
Total incurred loss and loss expense	1,635,823	1,551,491	1,498,134
Paid loss and loss expense for claims occurring in the:
Current year	642,586	579,527	573,718
Prior years	807,248	805,443	753,321
Total paid loss and loss expense	1,449,834	1,384,970	1,327,039
Net reserves for loss and loss expense, at end of year	3,706,086	3,523,001	3,356,480
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	554,269	544,162	537,388
Gross reserves for loss and loss expense at end of year	$4,260,355	4,067,163	3,893,868
1Includes an adjustment of $2.9 million related to our adoption of ASU 2016-13. Refer to Note 3. "Adoption of Accounting Pronouncements" for additional information.

Our net loss and loss expense reserves increased by $183.1 million in 2020, $166.5 million in 2019, and $171.1 million in 2018. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $80.9 million for 2020, $76.7 million for 2019, and $67.7 million for 2018. The increase in net loss and loss expense reserves in 2020 was primarily driven by increases in exposure due to premium growth.

This increase in our net loss and loss expense reserves was partially offset by favorable prior year loss development. In 2020, we experienced overall net favorable prior year loss development of $72.9 million, compared to $50.3 million in 2019 and $29.9 million in 2018.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2020	2019	2018
General Liability	$(35.0)	(5.0)	(9.5)
Commercial Automobile	7.1	0.7	36.7
Workers Compensation	(60.0)	(68.0)	(83.0)
Businessowners' Policies	3.9	1.9	(1.5)
Commercial Property	9.2	5.1	7.5
Homeowners	7.7	7.5	9.8
Personal Automobile	(1.8)	4.4	3.0
E&S Casualty Lines	—	2.0	12.0
E&S Property Lines	(4.0)	1.0	(4.8)
Other	—	0.1	(0.1)
Total	$(72.9)	(50.3)	(29.9)

The Insurance Subsidiaries had $72.9 million of favorable prior accident year reserve development during 2020, which included $85.0 million of net favorable casualty reserve development and $12.1 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Workers compensation was impacted by continued favorable medical trends in accident years 2018 and prior, and general liability development was attributable to lower loss severities in accident years 2017 and prior. Partially offsetting this net favorable reserve development was $10 million of unfavorable casualty reserve development in the commercial auto line of business ($7.1 million net of property reserve development), driven by unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

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

The Insurance Subsidiaries had $29.9 million of favorable prior accident year reserve development during 2018, which included $41.5 million of net favorable casualty reserve development and $11.6 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation line of business, reflecting continued favorable medical trends in accident years 2017 and prior. Partially offsetting this net favorable reserve development was $37.5 million of unfavorable casualty reserve development in the commercial automobile line of business, driven by increases in frequencies and severities in accident years 2015 through 2017. In addition, our E&S casualty lines experienced unfavorable reserve development of $12.0 million in 2018.

(b) We have exposure to abuse or molestation claims within our general liability line of business through insurance policies that we issue to schools, religious institutions, daycares, and other social services. We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us, including predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements. We do not discount to present value that portion of our loss and loss expense reserves expected to be paid in future periods.

(c) Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, and (iii) uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained.

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
Traditional accident year loss development methods cannot be applied because past loss history is not necessarily indicative of future behavior. Instead, we review the experience by calendar year and rely on alternative metrics, such as paid and incurred survival ratios. As a result, reserves for asbestos and environmental require a high degree of judgment. Because of the significant uncertainty in the estimate, we do not calculate an asbestos and environmental loss range.

The following table details our loss and loss expense reserves for various asbestos and environmental claims:

	2020
($ in millions)	Gross	Net
Asbestos	$6.3	5.0
Landfill sites	12.7	8.0
Underground storage tanks	9.5	8.4
Total	$28.5	21.4

Historically, our asbestos and environmental claims have been significantly lower in volume than many other standard commercial lines carriers since, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s, we primarily wrote Standard Personal Lines, and therefore, our exposure to asbestos and environmental claims has been limited.

The following table provides a roll forward of gross and net asbestos and environmental incurred loss and loss expense and related reserves thereon:

	2020		2019		2018
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$6,288	5,057	7,328	6,097	7,577	6,346
Incurred loss and loss expense	320	320	(375)	(375)	—	—
Less: loss and loss expense paid	(354)	(354)	(665)	(665)	(249)	(249)
Reserves for loss and loss expense at the end of year	$6,254	5,023	6,288	5,057	7,328	6,097

Environmental
Reserves for loss and loss expense at beginning of year	$22,413	16,532	22,692	16,686	20,838	14,866
Incurred loss and loss expense	(447)	(474)	723	609	3,059	2,877
Less: loss and loss expense paid	310	340	(1,002)	(763)	(1,205)	(1,057)
Reserves for loss and loss expense at the end of year	$22,276	16,398	22,413	16,532	22,692	16,686

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$28,701	21,589	30,020	22,783	28,415	21,212
Incurred loss and loss expense	(127)	(154)	348	234	3,059	2,877
Less: loss and loss expense paid	(44)	(14)	(1,667)	(1,428)	(1,454)	(1,306)
Reserves for loss and loss expense at the end of year	$28,530	21,421	28,701	21,589	30,020	22,783

(d) The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the associated IBNR liabilities. During the experience period, we implemented a series of underwriting and claims-related initiatives, as well as, claims management changes. These initiatives focused on exiting underperforming books of business, claims handling and reserving, medical claims costs, and loss expenses. As a result of these initiatives, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,042,576	1,061,667	1,062,233	1,056,107	1,033,518	1,023,726	1,019,351	1,013,115	1,013,175	1,009,162	36,641	105,039
2012		1,065,437	1,071,290	1,020,655	998,028	973,089	973,644	973,411	968,536	962,091	41,426	104,343
2013			1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	987,763	984,858	973,739	57,866	91,539
2014				1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	1,100,208	1,089,529	60,028	95,366
2015					1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	1,108,860	77,855	94,594
2016						1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	126,935	95,203
2017							1,270,110	1,313,372	1,313,585	1,288,526	206,627	98,918
2018								1,413,800	1,461,603	1,457,415	342,256	105,772
2019									1,483,945	1,523,041	539,113	101,631
2020										1,591,972	820,762	85,549
									Total	12,185,164

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$391,944	585,867	692,730	782,655	852,202	901,801	924,111	940,626	950,836	957,391
2012		378,067	555,819	651,544	743,742	810,135	856,195	879,372	898,269	905,816
2013			335,956	518,872	644,475	748,758	833,823	872,331	891,841	904,825
2014				405,898	614,075	736,154	855,959	936,425	981,868	1,002,157
2015					376,641	581,203	725,385	845,868	929,222	967,857
2016						387,272	617,958	764,331	892,390	983,852
2017							433,440	678,453	829,134	954,792
2018								511,271	779,466	942,893
2019									510,091	781,462
2020										572,302
									Total	8,973,347
					All outstanding liabilities before 2011, net of reinsurance					364,395
				Liabilities for loss and loss expenses, net of reinsurance						3,576,212

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$227,769	228,720	239,480	230,785	217,256	211,196	212,011	211,500	213,485	209,846	13,501	11,691
2012		238,979	245,561	215,083	194,144	175,305	175,268	180,659	182,085	178,285	15,055	10,034
2013			250,609	251,421	239,776	225,709	210,785	203,831	202,697	195,697	19,110	10,397
2014				244,312	249,946	257,132	239,333	234,082	237,125	229,679	29,018	10,652
2015					254,720	245,710	246,990	233,249	219,204	214,176	38,182	10,537
2016						277,214	272,048	277,986	263,245	252,733	61,329	10,753
2017							293,747	293,128	301,384	289,883	114,160	11,096
2018								317,934	336,326	345,224	182,931	11,350
2019									347,150	356,363	248,289	10,531
2020										361,554	311,657	6,990
									Total	2,633,440

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$13,924	42,692	73,643	102,978	135,377	159,768	170,525	181,856	187,276	190,650
2012		13,030	35,241	56,580	89,008	109,448	130,866	144,451	156,186	158,397
2013			12,789	35,113	72,127	104,587	139,114	153,628	163,764	169,847
2014				14,901	46,825	79,972	121,969	154,957	179,192	187,352
2015					14,665	39,978	78,668	116,804	144,216	157,071
2016						15,684	46,549	89,431	133,757	164,136
2017							17,366	49,470	92,355	131,980
2018								19,531	60,784	108,421
2019									18,097	58,284
2020										21,858
									Total	1,347,996
					All outstanding liabilities before 2011, net of reinsurance					95,458
				Liabilities for loss and loss expenses, net of reinsurance						1,380,902

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$205,238	218,973	214,743	215,114	210,591	205,708	200,674	194,821	192,863	191,875	21,900	11,863
2012		203,864	208,036	199,360	195,197	188,596	187,359	183,314	178,774	177,658	23,181	11,624
2013			199,794	194,318	187,658	173,160	166,662	162,787	159,767	157,645	23,321	11,382
2014				199,346	187,065	182,579	172,515	164,420	160,646	159,604	25,582	10,495
2015					193,729	194,639	183,604	179,642	176,242	172,572	22,368	10,551
2016						196,774	184,946	176,248	166,009	156,540	29,220	10,582
2017							195,202	184,306	175,853	162,672	34,474	10,808
2018								193,894	193,818	181,151	48,883	11,111
2019									188,625	188,596	69,909	10,267
2020										168,643	97,510	7,017
									Total	1,716,956

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$42,941	90,836	118,847	134,646	139,232	149,269	154,320	158,535	161,696	163,554
2012		40,911	86,909	108,211	122,755	132,052	139,477	143,281	146,739	148,750
2013			36,829	74,568	96,376	109,739	118,669	124,130	126,822	129,224
2014				35,924	78,944	100,876	113,626	119,392	124,077	127,858
2015					33,857	77,320	98,195	112,601	120,097	124,046
2016						34,525	78,531	98,037	109,166	115,159
2017							40,375	82,216	100,645	110,645
2018								41,122	84,780	105,903
2019									37,826	77,878
2020										29,559
									Total	1,132,576
					All outstanding liabilities before 2011, net of reinsurance					243,766
				Liabilities for loss and loss expenses, net of reinsurance						828,146

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$174,006	183,044	182,325	178,421	172,617	174,882	174,514	173,507	173,401	172,684	205	25,651
2012		179,551	191,947	183,527	184,289	184,367	186,128	184,633	185,357	184,477	811	24,295
2013			188,289	205,282	209,197	207,994	210,410	207,975	209,602	208,040	1,694	25,886
2014				200,534	212,725	216,824	219,925	218,172	217,334	216,461	2,096	27,896
2015					220,994	240,958	253,074	259,495	260,565	261,386	2,729	29,590
2016						255,187	274,367	285,302	285,304	290,359	8,469	31,465
2017							301,274	329,389	324,291	322,197	22,447	32,775
2018								347,908	352,487	345,547	47,298	35,418
2019									385,212	398,346	111,327	35,703
2020										381,654	195,279	28,366
									Total	2,781,151

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$69,849	99,196	121,576	142,507	157,291	166,082	170,000	170,913	172,365	172,413
2012		73,316	105,371	127,235	148,669	168,114	176,656	179,501	181,353	183,098
2013			76,469	109,893	140,015	169,850	189,626	200,750	202,622	205,064
2014				80,810	117,169	148,884	180,701	202,821	209,655	212,481
2015					91,347	132,260	175,866	211,515	238,142	249,905
2016						106,022	155,720	200,701	233,939	264,858
2017							117,287	178,823	220,422	262,349
2018								134,867	193,788	243,713
2019									149,538	221,590
2020										139,016
									Total	2,154,487
					All outstanding liabilities before 2011, net of reinsurance					3,848
				Liabilities for loss and loss expenses, net of reinsurance						630,512

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$54,469	57,083	51,047	58,242	59,256	58,966	58,456	58,735	58,948	58,697	516	4,961
2012		54,342	48,029	46,303	44,172	44,077	43,747	43,418	43,717	43,444	117	5,545
2013			49,617	42,618	41,005	40,624	41,369	39,709	39,699	39,358	554	3,483
2014				55,962	60,949	62,548	59,806	58,517	58,093	57,302	616	4,066
2015					52,871	53,768	57,245	55,925	54,454	52,325	1,178	3,963
2016						52,335	53,792	54,993	53,835	53,367	1,877	3,847
2017							46,624	48,698	51,524	48,067	5,981	3,885
2018								55,024	57,202	62,427	12,432	4,229
2019									53,531	59,466	12,872	3,541
2020										71,836	17,392	5,019
									Total	546,289

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$27,884	37,362	41,011	46,444	52,114	55,856	57,045	57,365	57,380	57,385
2012		22,199	31,833	35,089	37,215	38,766	40,627	41,326	41,356	42,075
2013			17,412	26,592	30,845	34,760	37,993	38,464	39,085	39,212
2014				28,914	40,584	44,911	49,460	52,940	55,458	55,708
2015					24,189	36,014	42,710	46,571	49,073	49,839
2016						24,655	36,848	39,973	45,308	48,786
2017							21,865	31,337	36,950	40,359
2018								29,995	39,791	44,316
2019									27,718	41,587
2020										43,376
									Total	462,643
					All outstanding liabilities before 2011, net of reinsurance					7,773
				Liabilities for loss and loss expenses, net of reinsurance						91,419

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$136,954	131,667	130,942	131,282	131,353	131,113	131,049	131,009	131,002	130,994	9	9,038
2012		118,464	114,224	115,375	116,658	117,102	117,170	117,225	117,220	117,200	6	8,517
2013			88,101	90,639	90,103	90,005	90,436	90,278	90,218	90,486	11	5,715
2014				141,192	136,249	136,820	138,751	138,155	136,212	136,237	13	6,516
2015					110,270	109,513	111,750	111,566	112,496	112,582	24	6,406
2016						121,927	126,185	125,937	124,487	123,567	60	6,741
2017							138,773	149,106	149,044	153,664	(289)	6,900
2018								183,177	190,834	192,558	(841)	8,280
2019									173,826	177,075	(738)	7,262
2020										232,060	37,050	9,494
									Total	1,466,423

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$94,538	127,580	129,579	130,681	131,060	131,115	131,089	131,100	131,092	131,083
2012		81,528	108,834	111,503	114,699	116,291	116,625	116,671	116,674	116,673
2013			60,244	87,874	90,446	90,350	90,840	90,696	90,646	90,917
2014				101,131	132,909	136,634	137,883	137,418	136,008	135,928
2015					79,048	106,182	109,829	110,994	110,969	112,117
2016						83,966	118,789	122,930	123,828	123,601
2017							99,047	142,338	148,589	152,018
2018								135,416	184,813	192,698
2019									130,891	172,768
2020										164,613
									Total	1,392,416
					All outstanding liabilities before 2011, net of reinsurance					175
				Liabilities for loss and loss expenses, net of reinsurance						74,182

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$113,232	116,164	113,686	112,993	114,241	113,830	113,988	113,921	114,056	114,038	31	22,700
2012		113,771	114,921	109,832	109,324	110,294	110,300	109,795	109,701	109,634	78	22,333
2013			108,417	109,620	106,225	106,703	107,759	107,680	107,916	107,803	121	22,376
2014				102,250	109,325	106,757	107,452	106,821	107,104	107,106	(42)	22,508
2015					96,387	99,698	100,214	99,570	98,718	98,588	295	20,865
2016						92,727	98,032	100,202	101,140	99,544	452	19,824
2017							101,880	105,139	103,653	103,260	1,607	20,739
2018								111,594	113,569	112,030	5,597	22,668
2019									114,043	115,688	13,260	22,804
2020										95,625	30,333	16,309
									Total	1,063,316

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$61,323	82,102	93,878	105,068	111,085	112,732	113,551	113,664	113,856	113,996
2012		63,704	82,729	94,842	102,977	107,890	109,355	109,447	109,482	109,554
2013			61,384	80,861	92,637	100,528	105,131	106,679	106,876	107,419
2014				62,519	83,739	92,589	99,173	104,055	105,709	106,478
2015					58,725	76,470	87,163	92,102	95,997	97,275
2016						57,961	76,823	86,752	94,372	98,080
2017							62,854	82,730	91,479	97,628
2018								69,721	89,628	99,982
2019									69,699	92,162
2020										53,407
									Total	975,981
					All outstanding liabilities before 2011, net of reinsurance					6,902
				Liabilities for loss and loss expenses, net of reinsurance						94,237

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$103,804	98,211	97,761	94,167	94,543	94,183	94,378	94,587	94,572	94,524	37	15,111
2012		87,260	82,744	86,560	86,667	86,271	86,330	86,483	86,567	86,519	44	16,942
2013			73,670	72,528	71,494	72,145	71,714	72,148	72,318	71,948	49	7,749
2014				80,111	82,461	83,637	83,844	83,539	83,824	83,525	442	8,773
2015					76,637	76,400	76,559	74,723	74,978	74,673	483	7,750
2016						60,105	60,931	62,391	61,723	61,735	442	6,892
2017							59,167	67,978	70,365	70,064	1,822	7,385
2018								62,961	68,526	69,832	3,129	7,596
2019									64,306	72,772	2,765	6,970
2020										109,033	16,218	9,003
									Total	794,625

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$71,668	89,963	91,718	92,185	93,312	93,720	94,007	94,412	94,458	94,452
2012		69,056	79,584	82,720	84,250	85,196	85,562	85,642	85,897	85,899
2013			50,664	65,528	67,838	69,775	71,776	72,197	72,433	72,446
2014				61,561	76,007	79,751	81,664	82,583	82,836	82,831
2015					52,589	70,078	72,202	72,927	74,079	74,052
2016						42,252	57,333	59,546	60,082	61,187
2017							45,466	63,290	67,193	67,767
2018								49,430	64,137	65,348
2019									49,680	67,631
2020										83,838
									Total	755,451
					All outstanding liabilities before 2011, net of reinsurance					4,985
				Liabilities for loss and loss expenses, net of reinsurance						44,159

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2020
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$8,127	$7,102	9,853	12,207	10,273	9,652	10,228	12,119	11,554	13,344	408	1,337
2012		42,367	42,621	43,175	46,149	46,165	45,988	46,444	44,622	44,348	2,126	2,055
2013			55,468	60,309	67,099	69,112	67,647	68,972	68,451	68,029	13,032	2,299
2014				55,316	63,505	69,929	71,719	71,206	71,153	70,846	2,352	2,101
2015					75,498	76,432	82,404	90,488	90,355	90,126	12,518	2,844
2016						94,451	96,416	104,655	105,120	104,730	25,507	2,925
2017							91,438	95,783	99,866	99,395	26,778	2,727
2018								98,324	103,004	103,184	41,204	2,637
2019									117,087	118,298	78,482	2,278
2020										103,872	90,970	1,138
									Total	816,172

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$—	$806	3,200	6,445	9,954	9,912	10,256	9,819	9,604	10,744
2012		3,722	7,914	16,430	25,064	32,343	36,278	38,298	39,832	40,615
2013			2,715	9,470	21,980	35,200	46,108	51,142	54,974	55,988
2014				2,353	12,234	25,571	43,877	53,780	60,092	64,698
2015					3,036	13,057	29,389	50,712	64,529	71,421
2016						3,720	16,195	33,950	56,581	69,448
2017							5,057	14,672	34,179	53,238
2018								5,509	21,337	39,174
2019									4,422	17,812
2020										3,695
									Total	426,833
					All outstanding liabilities before 2011, net of reinsurance					121
					Liabilities for loss and loss expenses, net of reinsurance					389,460

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
(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2020
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,380,902
Workers compensation	828,146
Commercial automobile	630,512
Businessowners' policies	91,419
Commercial property	74,182
Other Standard Commercial Lines	16,359
Total Standard Commercial Lines net outstanding liabilities	3,021,520

Standard Personal Lines
Personal automobile	94,237
Homeowners	44,159
Other Standard Personal Lines	10,751
Total Standard Personal Lines net outstanding liabilities	149,147

E&S Lines
Casualty lines	389,460
Property lines	16,085
Total E&S Lines net outstanding liabilities	405,545

Total liabilities for unpaid loss and loss expenses, net of reinsurance	3,576,212

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	215,136
Workers compensation	210,450
Commercial automobile	11,611
Businessowners' policies	6,849
Commercial property	21,760
Other Standard Commercial Lines	2,853
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	468,659

Standard Personal Lines
Personal automobile	42,403
Homeowners	847
Other Standard Personal Lines	29,589
Total Standard Personal Lines reinsurance recoverable on unpaid loss	72,839

E&S Lines
Casualty lines	12,195
Property lines	576
Total E&S Lines reinsurance recoverable on unpaid loss	12,771

Total reinsurance recoverable on unpaid loss	554,269

Unallocated loss expenses	129,874

Total gross liability for unpaid loss and loss expenses	$4,260,355

(f) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.3% of its ultimate losses in the first year, 12.2% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2020:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.3%	12.2	15.7	17.0	14.9	9.8	6.0	5.1	2.0	1.8
Workers compensation	21.8	25.6	13.5	8.1	4.3	3.6	3.5	2.0	1.6	1.2
Commercial automobile	37.5	17.3	14.1	12.7	10.0	4.6	1.6	0.8	0.9	0.3
Businessowners’ policies	48.6	19.4	8.5	8.9	6.7	3.7	1.5	0.2	0.2	0.2
Commercial property	70.0	25.7	2.8	1.0	0.4	—	0.1	0.1	0.1	0.1
Personal automobile	58.4	18.8	9.6	6.7	4.2	1.3	0.5	0.2	0.2	0.1
Homeowners	71.9	20.4	3.3	1.7	1.7	0.3	0.1	0.1	0.1	0.3
E&S Lines - casualty	4.1	12.0	17.4	21.7	13.5	9.0	7.2	3.5	2.0	2.0

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2020 and 2019:

Outstanding Debt					2020		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2020	December 31, 2019
($ in thousands)
Description
Long term
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	$2,934	5,759	291,307	291,010
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	25,000	25,000
(3) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	25,000	25,000
(4) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	319	501	99,180	99,125
(5) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	166	86	49,748	49,725

Finance lease obligations							508	737
Total long-term debt					$3,419	6,346	550,743	550,597

Short-term Debt Activity
Short-term debt activity included the following in 2020:
•On February 18, 2020, SICA borrowed short-term funds of $85 million from the FHLBNY at an interest rate of 1.81%. This borrowing was refinanced upon its maturity on March 18, 2020, at a lower interest rate of 0.68% and was subsequently repaid on September 18, 2020.

•On March 12, 2020, SICA borrowed $100 million from the FHLBNY at an interest rate of 0.78%. This borrowing was refinanced upon its maturity on (i) September 14, 2020, at a lower interest rate of 0.36%, and again on (ii) November 16, 2020, at a lower interest rate of 0.33%. This borrowing was repaid on December 16, 2020.

•On March 19, 2020, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE") borrowed $39 million and $28 million, respectively, from the FHLBI at an interest rate of 0.58%. These borrowings were repaid on December 14, 2020.

•On March 24, 2020, the Parent borrowed $50 million on its line of credit issued by the Bank of Montreal at an interest rate of 2.244%. This borrowing was repaid on May 8, 2020.

On December 20, 2019, the Parent entered into a Credit Agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and Bank of Montreal, Chicago Branch, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on December 20, 2022 and has an interest rate, which varies and is based on, among other factors, the Parent’s debt ratings. Prior to this Line of Credit, the Parent, as borrower, was a party to a Credit Agreement, dated December 1, 2015, for a $30 million revolving credit facility, which could be increased to $50 million with the consent of the lenders, with the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (“Wells Fargo”). This agreement was terminated on December 30, 2019.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2020		December 31, 2020
Consolidated net worth[1]	Not less than	$1.6 billion	$2.5 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	17.9%
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

(2) In the first quarter of 2009, SICSC and SICSE, which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.7 million at December 31, 2020 and $2.8 million at December 31, 2019. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $3.1 million at December 31, 2020 and December 31, 2019. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In 2016, SICA borrowed the following amounts from the FHLBNY: (i) $25 million in August 2016 at an interest rate of 1.56%, which is due on August 16, 2021; and (ii) $25 million in July 2016 at an interest rate of 1.61%, which is due on July 21, 2021. All borrowings from the FHLBNY require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

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

Note 12. Segment Information
We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated based on before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholders dividends, policy acquisition costs, and other underwriting expenses), return on equity ("ROE") contribution, and combined ratios.

•Our Investments segment is primarily evaluated after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income, are also included in our Investment segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Eastern region of the country. In 2020, approximately 18% of NPW were related to insurance policies written in New Jersey. We also had a goodwill balance of $7.8 million at both December 31, 2020 and 2019 on our Consolidated Balance Sheet that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2020	2019	2018
Standard Commercial Lines:
Net premiums earned:
Commercial automobile	$615,181	554,256	493,093
Workers compensation	278,062	311,370	317,616
General liability	694,019	669,895	616,187
Commercial property	388,120	353,834	329,660
Businessowners’ policies	110,210	105,252	103,412
Bonds	36,742	35,726	33,991
Other	20,850	19,281	18,263
Miscellaneous income	15,512	10,889	8,180
Total Standard Commercial Lines revenue	2,158,696	2,060,503	1,920,402
Standard Personal Lines:
Net premiums earned:
Personal automobile	165,020	172,606	168,250
Homeowners	125,405	127,543	128,961
Other	8,715	7,590	7,230
Miscellaneous income	2,058	1,466	1,257
Total Standard Personal Lines revenue	301,198	309,205	305,698
E&S Lines:
Net premiums earned:
Casualty lines	174,408	182,864	164,313
Property lines	65,082	56,954	55,253
Miscellaneous income	—	—	1
Total E&S Lines revenue	239,490	239,818	219,567
Investments:
Net investment income	227,107	222,543	195,336
Net realized and unrealized investment (losses) gains	(4,217)	14,422	(54,923)
Total Investments revenues	222,890	236,965	140,413
Total revenues	$2,922,274	2,846,491	2,586,080

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2020	2019	2018
Standard Commercial Lines:
Underwriting gain, before federal income tax	$151,731	145,990	109,104
Underwriting gain, after federal income tax	119,867	115,332	86,192
Combined ratio	92.9%	92.9%	94.3%
ROE contribution	5.1%	5.8	4.9

Standard Personal Lines:
Underwriting (loss) gain, before federal income tax	(15,508)	8,260	12,764
Underwriting (loss) gain, after federal income tax	(12,251)	6,525	10,084
Combined ratio	105.2%	97.3%	95.8%
ROE contribution	(0.5)%	0.3	0.6

E&S Lines:
Underwriting gain (loss), before federal income tax	126	9,743	(695)
Underwriting gain (loss), after federal income tax	100	7,697	(549)
Combined ratio	99.9%	95.9%	100.3%
ROE contribution	—%	0.4	—

Investments:
Net investment income	$227,107	222,543	195,336
Net realized and unrealized investment (losses) gains	(4,217)	14,422	(54,923)
Total investment segment income, before federal income tax	222,890	236,965	140,413
Tax on investment segment income	41,609	45,301	19,560
Total investment segment income, after federal income tax	$181,281	191,664	120,853
ROE contribution of after-tax net investment income	7.8%	9.6	6.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2020	2019	2018
Underwriting gain (loss)
Standard Commercial Lines	$151,731	145,990	109,104
Standard Personal Lines	(15,508)	8,260	12,764
E&S Lines	126	9,743	(695)
Investment income	222,890	236,965	140,413
Total all segments	359,239	400,958	261,586
Interest expense	(30,839)	(33,668)	(24,419)
Corporate expenses	(25,412)	(30,900)	(25,446)
Income, before federal income tax	$302,988	336,390	211,721

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2020	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$246,355	59,862	$4.12

Effect of dilutive securities:
Stock compensation plans	—	431

Diluted EPS:
Net income available to common stockholders	$246,355	60,293	$4.09

2019	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$271,623	59,421	$4.57

Effect of dilutive securities:
Stock compensation plans	—	583

Diluted EPS:
Net income available to common stockholders	$271,623	60,004	$4.53

2018	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$178,939	58,950	$3.04

Effect of dilutive securities:
Stock compensation plans	—	763

Diluted EPS:
Net income available to common stockholders	$178,939	59,713	$3.00

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate (21%) to the effective tax rate is as follows:

($ in thousands)	2020	2019	2018
Tax at statutory rate	$63,627	70,642	44,461
Tax-advantaged interest	(4,730)	(4,909)	(5,518)
Dividends received deduction	(514)	(443)	(647)
Executive compensation	2,246	2,985	2,279
Stock-based compensation	(1,846)	(3,253)	(3,093)
Other	(2,150)	(255)	(4,700)
Federal income tax expense	$56,633	64,767	32,782

(b) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2020	2019
Deferred tax assets:
Net loss reserve discounting	$54,240	48,193
Net unearned premiums	60,842	57,004
Employee benefits	8,943	10,646
Long-term incentive compensation plans	5,472	5,727
Temporary investment write-downs	6,037	1,059
Other	7,195	6,478
Total deferred tax assets	142,729	129,107
Deferred tax liabilities:
Deferred policy acquisition costs	60,601	56,949
Unrealized gains on investment securities	81,142	45,294
Other investment-related items, net	14,760	7,576
Accelerated depreciation and amortization	13,322	12,512
Total deferred tax liabilities	169,825	122,331
Net deferred federal income tax (liability) asset	$(27,096)	6,776

Net deferred federal income tax decreased by $33.9 million in 2020, which was primarily driven by a decrease in interest rates resulting in a $35.8 million increase in gross deferred tax liabilities associated with unrealized gains on our fixed income securities portfolio.

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2020 or 2019. We do not have unrecognized tax expense or benefit as of December 31, 2020.

We have analyzed our tax positions in all open tax years, which as of December 31, 2020 were 2017 through 2020. The 2018 tax year is currently under audit. We do not expect any material adjustments to arise out of the 2018 audit.

We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and the Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")
SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $18.6 million in 2020, $17.3 million in 2019, and $16.2 million in 2018.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2020 and 2019:

December 31,	Pension Plan
($ in thousands)	2020	2019
Change in Benefit Obligation:
Benefit obligation, beginning of year	$391,021	334,679
Interest cost	11,312	13,506
Actuarial losses	35,276	54,478
Benefits paid	(12,448)	(11,642)
Benefit obligation, end of year	$425,161	391,021

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$385,087	331,680
Actual return on plan assets, net of expenses	60,077	63,949
Contributions by the employer to funded plans	—	1,100
Benefits paid	(12,448)	(11,642)
Fair value of assets, end of year	$432,716	385,087

Funded status	$7,555	(5,934)

Amounts Recognized in the Consolidated Balance Sheet:
Assets	$7,555	—
Liabilities	—	(5,934)
Net pension assets (liabilities), end of year	$7,555	(5,934)

Amounts Recognized in AOCI:
Net actuarial loss	$101,414	107,125

Other Information as of December 31:
Accumulated benefit obligation	$425,161	391,021

Weighted-Average Liability Assumptions as of December 31:
Discount rate	2.68%	3.33

	Pension Plan
($ in thousands)	2020	2019	2018
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$11,312	13,506	12,428
Expected return on plan assets	(21,907)	(21,114)	(22,767)
Amortization of unrecognized actuarial loss	2,817	2,575	1,981
Total net periodic pension cost (benefit)[1]	$(7,778)	(5,033)	(8,358)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	$(2,894)	11,643	12,600
Reversal of amortization of net actuarial loss	(2,817)	(2,575)	(1,981)
Total recognized in other comprehensive income	$(5,711)	9,068	10,619

Total recognized in net periodic benefit cost and other comprehensive income	$(13,489)	4,035	2,261
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2020	2019	2018
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	3.33%	4.46	3.78
Expected return on plan assets	5.80	6.50	6.36

Our latest measurement date was December 31, 2020, at which time we decreased our expected return on plan assets to 5.40%, due to lower expected returns within our longer-dated fixed income portfolio, as interest rates declined significantly year-over-year.

When determining the most appropriate discount rate to be used in the valuation, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy, and we ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate decreased 65 basis points, to 2.68%, as of December 31, 2020, compared to 3.33% as of December 31, 2019, which drove the increase in the benefit obligation for the period. The weighted average discount rate used to determine 2021 interest cost was 2.06%.

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2021, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2020			2019
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	50%	70%	64%	59%
Liability hedging assets	70%	80%	35%	38%
Short-term investments	-	-	1%	3%
Total	100%	100%	100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 65% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2020 or 2019. For information regarding investments in funds of our related parties, refer to Note 18. "Related Party Transactions" below.

The techniques used to determine the fair value of the Pension Plan's invested assets that appear on the following page are as follows:

•The investments in the equities and liability hedging funds include collective investment funds and fund of funds that utilize a market approach wherein the published prices in the active market for identical assets are used. These investments are traded at their net asset value per share. These investments are classified as Level 1 in the fair value hierarchy.
•The investments in private limited partnerships are valued utilizing net asset value as a practical expedient for fair value.  These investments are not classified in the fair value hierarchy.
•Short-term investments are recorded at fair value.  Given that these investments are listed on active exchanges, coupled with their liquid nature, these investments are classified as Level 1 in the fair value hierarchy.
•The deposit administration contract is recorded at cost, which approximates fair value.  Given the liquid nature of the underlying investments in overnight cash deposits and other short-term duration products, we have determined that a correlation exists between the deposit administration contract and other short-term investments, such as money market funds.  As such, this investment is classified as Level 2 in the fair value hierarchy.

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

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2020		Fair Value Measurements at 12/31/20 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/20	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$142,320	142,320	—	—
Diversified credit	73,762	73,762	—	—
Real assets	61,585	61,585	—	—
Total equities	277,667	277,667	—	—
Limited partnerships (at net asset value)[1]:
Real assets	73	—	—	—
Private equity	400	—	—	—
Private credit	29	—	—	—
Total limited partnerships	502	—	—	—
Total return seeking assets	278,169	277,667	—	—

Liability hedging assets:
Fixed income	99,490	99,490	—	—
U.S. Treasury overlay	52,756	52,756	—	—
Total liability hedging assets	152,246	152,246	—	—

Cash and short-term investments:
Short-term investments	3,273	3,273	—	—
Deposit administration contracts	2,073	—	2,073	—
Total cash and short-term investments	5,346	3,273	2,073	—

Total invested assets	$435,761	433,186	2,073	—

December 31, 2019		Fair Value Measurements at 12/31/19 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/19	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$113,212	$113,212	—	—
Diversified credit	59,009	59,009	—	—
Real assets	57,414	57,414	—	—
Total equities	229,635	229,635	—	—
Limited partnerships (at net asset value)[1]:
Real assets	228	—	—	—
Private equity	583	—	—	—
Private credit	43	—	—	—
Total limited partnerships	854	—	—	—
Total return seeking assets	230,489	229,635	—	—

Liability hedging assets:
Fixed income	114,395	114,395	—	—
U.S. Treasury overlay	30,997	30,997	—	—
Total liability hedging assets	145,392	145,392	—	—

Cash and short-term investments:
Short-term investments	8,824	8,824	—	—
Deposit administration contracts	2,215	—	2,215	—
Total cash and short-term investments	11,039	8,824	2,215	—

Total invested assets	$386,920	383,851	2,215	—
1In accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2021, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2021	$14,658
2022	15,213
2023	16,408
2024	17,439
2025	18,440
2026-2030	105,076

Note 16. Share-Based Payments

Active Plans
As of December 31, 2020, the following four plans were available for the issuance of share-based payment awards:
•The 2014 Omnibus Stock Plan, As Amended and Restated Effective as of May 2, 2018 (the "Stock Plan");
•The Cash Incentive Plan, As Amended and Restated as of May 1, 2014 (the "Cash Plan");
•The Employee Stock Purchase Plan (2009) ("ESPP"); and
•The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014. Most recently amended and restated plan was approved effective May 2, 2018 by stockholders on May 2, 2018.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved by stockholders on April 29, 2009 effective July 1, 2009.
Agent Plan	Approved by stockholders on April 26, 2006. Most recently amended, effective November 1, 2020, by the Salary and Employee Benefits Committee of the Parent's Board on October 26, 2020.

The types of awards that can be issued under each of these plans are as follows:

Plan	Types of Share-Based Payments Issued
Stock Plan	Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
Cash Plan	Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
ESPP	Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.
Agent Plan	Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one-year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2020 are as follows:

As of December 31, 2020	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	2,959,819	686,325
ESPP	1,500,000	257,088	—
Agent Plan	3,000,000	1,659,233	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2020	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,958,306	32,906
Parent's Stock Compensation Plan for Non-employee Directors ("Directors Stock Compensation Plan")	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	44,468	44,468
1Awards outstanding under the 2005 Stock Plan represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2019	746,725	$53.48
Granted in 2020	247,680	62.91
Vested in 2020	(311,951)	44.50
Forfeited in 2020	(14,780)	60.30
Unvested RSU awards at December 31, 2020	667,674	$61.02

As of December 31, 2020, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $9.2 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $20.6 million for 2020, $22.0 million for 2019, and $18.0 million for 2018. In connection with vested RSUs, the total value of the DEUs that vested was $0.7 million in 2020 and $0.8 million in 2019 and 2018.

Option Transactions
A summary of the stock option transactions under our 2005 Stock Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2019	26,823	$16.71
Granted in 2020	—	—
Exercised in 2020	26,823	16.71
Forfeited or expired in 2020	—	—
Outstanding at December 31, 2020	—	$—	0.00	$—
Exercisable at December 31, 2020	—	$—	0.00	$—

The total intrinsic value of options exercised was $1.3 million in 2020, $5.2 million in 2019, and $4.5 million in 2018.

CIU Transactions
The liability recorded in connection with our Cash Plan was $8.2 million at December 31, 2020 and $8.6 million at December 31, 2019. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.2 years. The CIU payments made were $2.3 million in 2020, $18.4 million in 2019, and $20.2 million in 2018. The decrease of $16.1 million in payments in 2020 compared to 2019 was primarily due to the structural changes we made to our Cash Plan in early 2017.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2020	2019	2018
ESPP Issuances	99,141	72,952	70,448
Agent Plan Issuances	69,238	47,888	41,134

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

	ESPP
	2020	2019	2018
Risk-free interest rate	0.76%	2.33	1.88
Expected term	6 months	6 months	6 months
Dividend yield	1.6%	1.2	1.3
Expected volatility	37%	26	18

The weighted-average fair value of options and stock per share, including RSUs granted under the Parent's stock plans, during 2020, 2019, and 2018 was as follows:

	2020	2019	2018
RSUs	$62.91	63.60	55.96
ESPP:
Six month option	4.82	4.32	2.67
Discount of grant date market value	8.61	9.99	8.50
Total ESPP	13.43	14.31	11.17
Agent Plan:
Discount of grant date market value	5.73	7.00	5.99

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

Expense Recognition
The following table provides share-based compensation expense in 2020, 2019, and 2018:

($ in millions)	2020	2019	2018
Share-based compensation expense, pre-tax	$19.8	24.5	19.3
Income tax benefit, including the benefit related to stock grants that vested during the year	(5.7)	(8.2)	(7.0)
Share-based compensation expense, after-tax	$14.1	16.3	12.3

Note 17. Preferred Stock
We have 5,000,000 shares of preferred stock authorized, with no par value, of which (i) 300,000 shares are designated Series A junior preferred stock, which have not been issued, and (ii) 8,000 shares have been issued as Series B in 2020 as discussed below.

On December 2, 2020, we issued 8.0 million depository shares, each representing a 1/1,000th interest in a share of our perpetual 4.60% Non-Cumulative Preferred Stock, Series B, without par value, with a liquidation preference of $25,000 per share (equivalent to $25.00 per depository share) (“Preferred Stock”), for net proceeds of $194.6 million. Dividends are recorded when declared and, if declared are payable quarterly in arrears on the 15th day of March, June, September, and December. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be declared or paid on our common stock and we may not purchase, redeem, or otherwise acquire our outstanding common stock.

The Preferred Stock is redeemable at our option in whole or in part, from time to time, on or after December 15, 2025 at a redemption price equal to $25,000 per share of Preferred Stock (equivalent to $25.00 per depository share), plus unpaid dividends attributable to the then current dividend period. Prior to December 15, 2025, the Preferred Stock is redeemable at the Company’s option, in whole but not in part, within 90 days of the occurrence of (a) a rating agency event at a redemption price equal to $25,500 per share of Preferred Stock (equivalent to $25.50 per depository share), plus unpaid dividends attributable to the current dividend period in circumstances where a rating agency changes its criteria used to assign equity credit to securities like the Preferred Stock; or (b) a regulatory capital event at a redemption price equal to $25,000 per share of Preferred Stock

(equivalent to $25.00 per depository share), plus unpaid dividends attributable to the current dividend period in circumstances where a capital regulator such as a state insurance regulator changes or proposes to change capital adequacy rules.

Note 18. Related Party Transactions
William M. Rue, a Director of the Parent, is Chairman of, and owns more than 10% of the equity of Rue Holding Company, which owns 100% of Chas. E. Rue & Son, Inc., t/a Rue Insurance, a general independent retail insurance agency ("Rue Insurance"). Rue Insurance is an appointed distribution partner of the Insurance Subsidiaries on terms and conditions similar to those of our other distribution partners, which includes the right to participate in the Agent Plan. Mr. Rue’s son is President, and an employee, of Rue Insurance, and owns more than 10% of the equity of Rue Holding Company. Mr. Rue’s daughter is an employee of Rue Insurance and owns less than 10% of the equity of Rue Holding Company. Our relationship with Rue Insurance has existed since 1928.

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $11.0 million in both 2020 and 2019, and $10.1 million in 2018. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $1.8 million in 2020, $2.0 million in 2019, and $2.1 million in 2018. Amounts due to Rue Insurance at December 31, 2020 and December 31, 2019 were $0.2 million and $0.3 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the Parent's officers. We made $0.5 million of contributions to the Foundation in 2020 and 2018, and $1.3 million in 2019.

BlackRock, Inc., a leading publicly-traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 27, 2021, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2020, of 11.2% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $2.0 million in 2020, $2.2 million in 2019, and $2.0 million in 2018. Amounts payable for such services at December 31, 2020 and December 31, 2019, were $1.3 million and $1.1 million, respectively.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2020 and December 31, 2019, and are predominately reflected in Equity securities on our Consolidated Balance Sheet. During 2020, with regard to BlackRock funds, we (i) purchased $62.2 million, (ii) recognized net unrealized losses of $0.2 million, and (iii) recorded in $0.4 million income. We did not make any sales for BlackRock funds in 2020. During 2019, we purchased $21.7 million in securities, (ii) sold $59.5 million, (iii) recognized net realized and unrealized gains of $5.7 million, and (iv) recorded $0.8 million in income. During 2018, we purchased $41.4 million in securities and recognized a net realized and unrealized loss of $3.6 million. There were no amounts payable on the settlement of these investment transactions at December 31, 2020 and December 31, 2019.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $191.8 million at December 31, 2020 and $144.2 million at December 31, 2019. During 2020, with regard to BlackRock funds, the Pension Plan (i) purchased $56.7 million, (ii) sold $44.9 million, and (iii) recorded net investment income of $35.8 million. In 2019, with regard to BlackRock funds, the Pension Plan (i) purchased $19.7 million, (ii) sold $44.1 million, and (iii) recorded net investment income of $36.7 million. In 2018, with regard to BlackRock funds, the Pension Plan (i) purchased $132.5 million, (ii) sold $125.6 million, and (iii) recorded net investment income of $9.3 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2030, are generally renewed or replaced by similar leases.

The components of lease expense for the year ended December 31, 2020 were as follows:

($ in thousands)	2020	2019
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$9,498	8,808
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	550	984
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	15	16
Total finance lease cost	565	1,000

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	758	48

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$2,011	2,165

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	8	6	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	2.3	3.4%
Finance leases	1.6	2.1

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2020	December 31, 2019
Operating leases
Other assets	$40,215	26,535
Other liabilities	41,674	27,506
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	502	731
Long-term debt	$508	737

At December 31, 2020, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2021	$330	8,372	8,702
2022	127	6,788	6,915
2023	56	5,411	5,467
2024	—	4,690	4,690
2025	—	3,572	3,572
Thereafter	—	16,234	16,234
Total lease payments	513	45,067	45,580
Less: imputed interest	5	3,393	3,398
Less: leases that have not yet commenced	—	—	—
Total lease liabilities	$508	41,674	42,182

At December 31, 2019, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2020	$451	8,244	8,695
2021	248	6,168	6,416
2022	54	4,590	4,644
2023	—	3,329	3,329
2024	—	2,920	2,920
Thereafter	—	8,638	8,638
Total lease payments	753	33,889	34,642
Less: imputed interest	16	2,995	3,011
Less: leases that have not yet commenced	—	3,388	3,388
Total lease liabilities	$737	27,506	28,243

Refer to Note. 4 "Statements of Cash Flows" in this Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2020, we had purchased such annuities with a present value of $29.1 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2020, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$215.7	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	37.7	2030
Non-publicly traded common stock within our equity portfolio	2.0	2021
Commercial mortgage loans	4.4	Less than 1 year
Total	$259.8

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2020, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

All of our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss. It also is our practice to include in, or attach to, all standard lines commercial property and businessowners' policies an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19 related contamination, the existence of COVID-19 pandemic, and the resulting COVID-19 related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion also is the subject of first-party coverage litigation against some insurers, including us. We cannot predict the outcome of litigation over these two coverage issues, including interpretation of provisions similar or identical to those in our insurance policies.

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

Note 22. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2020, the various state insurance departments of domicile have adopted the March 2020 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2020	2019	2020	2019	2020	2019	2018
SICA	New Jersey	$574.2	525.9	739.4	680.1	81.8	113.9	78.0
Selective Way Insurance Company ("SWIC")	New Jersey	374.0	339.2	430.0	388.2	54.0	59.2	47.5
SICSC	Indiana	148.6	132.6	182.8	163.8	20.8	23.9	16.5
SICSE	Indiana	115.9	103.1	143.5	128.7	16.8	18.5	12.9
SICNY	New York	111.7	99.4	139.4	127.1	15.3	17.0	12.0
Selective Insurance Company of New England ("SICNE")	New Jersey	30.0	25.3	61.2	55.4	6.8	7.8	5.6
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	70.0	62.5	114.9	105.4	12.9	14.9	9.9
MUSIC	New Jersey	34.4	27.1	103.9	95.6	11.4	13.2	9.4
Selective Casualty Insurance Company ("SCIC")	New Jersey	71.1	58.2	147.5	132.7	16.2	16.8	13.3
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	29.2	23.5	62.1	55.4	6.4	7.5	5.5
Total		$1,559.1	1,396.8	2,124.7	1,932.4	242.4	292.7	210.6

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the authorized control level RBC, as defined by the NAIC based on their 2020 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be more than statutory requirements.

(c) Restrictions on Dividends and Transfers of Funds
Our ability to declare and pay dividends on the Parent's common stock is dependent on liquidity at the Parent coupled with the ability of the Insurance Subsidiaries to declare and pay dividends, if necessary, and/or the availability of other sources of liquidity to the Parent.

In addition to regulatory restrictions on the availability of dividends that our Insurance Subsidiaries can pay to the Parent, the maximum amount of dividends the Parent can pay our shareholders is limited by certain New Jersey corporate law provisions that limit dividends if either: (i) the Parent would be unable to pay its debts as they became due in the usual course of business; or (ii) the Parent’s total assets would be less than its total liabilities.  The Parent’s ability to pay dividends to shareholders also are impacted by (i) covenants in its Line of Credit that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

As of December 31, 2020, the Parent had an aggregate of $490.2 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $2.3 billion are predominately restricted due to the regulation associated with our Insurance Subsidiaries. In 2021, the Insurance Subsidiaries have the ability to provide for $241.0 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has available to it other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $97.1 million as of December 31, 2020, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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
The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2020, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2021, based on the 2020 statutory financial statements.

Dividends		Twelve Months ended December 31, 2020	2021
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$46.6	$81.8
SWIC	New Jersey	22.5	54.1
SICSC	Indiana	7.5	20.8
SICSE	Indiana	5.3	16.8
SICNY	New York	3.0	13.9
SICNE	New Jersey	2.2	6.7
SAICNJ	New Jersey	5.9	12.9
MUSIC	New Jersey	6.0	11.4
SCIC	New Jersey	5.2	16.2
SFCIC	New Jersey	0.8	6.4
Total		$105.0	$241.0

Note 23. Quarterly Financial Information

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(unaudited, $ in thousands, except per share data)	2020	2019	2020	2019	2020	2019	2020	2019
Net premiums earned	$651,703	632,573	630,671	642,619	694,541	653,620	704,899	668,359
Net investment income earned	55,967	50,618	34,444	58,505	68,185	55,826	68,511	57,594
Net realized and unrealized (losses) gains	(44,666)	13,451	12,649	4,027	7,721	(2,183)	20,079	(873)
Other income	1,825	2,320	4,683	3,053	6,119	3,162	4,943	3,820
Total revenues	664,829	698,962	682,447	708,204	776,566	710,425	798,432	728,900
Income before federal income taxes	15,997	73,694	42,693	90,225	85,257	71,178	159,041	101,293
Net income	15,236	61,348	34,183	72,266	69,875	56,150	127,061	81,859
Net income available to common stockholders	15,236	61,348	34,183	72,266	69,875	56,150	127,061	81,859
Net income available to common stockholders per common share:
Basic	0.26	1.04	0.57	1.22	1.17	0.94	2.12	1.38
Diluted	0.25	1.02	0.57	1.21	1.16	0.93	2.10	1.36
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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to V (collectively, the "consolidated financial statements"), and our report dated February 12, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 12, 2021

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2020, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.
Information about the fees and services of our principal accountants appears under "Fees of Independent Registered Public Accounting Firm" in the "Information About Proposal 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2020

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$4,505	4,795	4,507
Public utilities	2,436	2,579	2,464
All other corporate securities	9,898	10,627	9,853
Total fixed income securities, held-to-maturity	16,839	18,001	16,824

Available-for-sale:
U.S. government and government agencies	110,038	116,140	116,140
Foreign government	16,801	18,366	18,366
Obligations of states and political subdivisions	1,159,588	1,247,137	1,247,137
Public utilities	68,269	73,821	73,821
All other corporate securities	2,083,934	2,254,231	2,254,231
Collateralized loan obligation securities and other asset-backed securities	1,014,820	1,026,551	1,026,551
Residential mortgage-backed securities	999,485	1,051,788	1,051,788
Commercial mortgage-backed securities	620,582	667,894	667,894
Total fixed income securities, available-for-sale	6,073,517	6,455,928	6,455,928

Equity securities:
Common stock:
Banks, trusts and insurance companies	18,366	17,474	17,474
Industrial, miscellaneous and all other	281,619	291,158	291,158
Nonredeemable preferred stock	1,566	1,735	1,735
Total equity securities	301,551	310,367	310,367
Commercial mortgage loans	46,306		46,306
Short-term investments	409,865		409,852
Other investments	266,322		266,322
Total investments	$7,114,400		7,505,599

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2020	2019
Assets:
Fixed income securities, available-for-sale - at fair value (allowance for credit losses: $22 – 2020; amortized cost $272,256 – 2020; $233,753 – 2019	$290,428	241,526
Equity securities	159,524	—
Short-term investments	36,425	36,219
Other investments	3,392	—
Cash	394	300
Investment in subsidiaries	2,754,012	2,416,209
Current federal income tax	11,040	16,116
Deferred federal income tax	2,218	4,875
Other assets	1,959	1,692
Total assets	$3,259,392	2,716,937

Liabilities:
Long-term debt	$440,235	439,860
Intercompany notes payable	59,611	61,163
Accrued long-term stock compensation	8,238	8,604
Other liabilities	12,419	12,374
Total liabilities	$520,503	522,001

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2020; no shares issued or outstanding – 2019	$200,000	—
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 104,032,912 – 2020; 103,484,159 – 2019	208,066	206,968
Additional paid-in capital	438,985	418,521
Retained earnings	2,271,537	2,080,529
Accumulated other comprehensive income	220,186	81,750
Treasury stock – at cost (shares: 44,127,109 – 2020; 44,023,006 – 2019)	(599,885)	(592,832)
Total stockholders’ equity	2,738,889	2,194,936
Total liabilities and stockholders’ equity	$3,259,392	2,716,937

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2020	2019	2018
Revenues:
Dividends from subsidiaries	$104,992	110,004	100,060
Net investment income earned	7,579	7,301	3,425
Net realized and unrealized investment gains (losses)	1,756	207	(1,567)
Total revenues	114,327	117,512	101,918

Expenses:
Interest expense	29,220	33,426	24,652
Other expenses	25,412	30,900	25,446
Total expenses	54,632	64,326	50,098

Income before federal income tax	59,695	53,186	51,820

Federal income tax (benefit) expense:
Current	(10,987)	(16,080)	(14,173)
Deferred	473	3,606	3,141
Total federal income tax benefit	(10,514)	(12,474)	(11,032)

Net income before equity in undistributed income of subsidiaries	70,209	65,660	62,852

Equity in undistributed income of subsidiaries, net of tax	176,146	205,963	116,087

Net income	$246,355	271,623	178,939

Preferred stock dividends	—	—	—

Net income available to common stockholders	$246,355	271,623	178,939

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2020	2019	2018
Operating Activities:
Net income	$246,355	271,623	178,939

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(176,146)	(205,963)	(116,087)
Stock-based compensation expense	16,227	19,077	14,507
Net realized and unrealized investment (gains) losses	(1,756)	(207)	1,567
Undistributed losses of equity method investments	672	—	—
Amortization – other	1,080	4,614	567

Changes in assets and liabilities:
Decrease in accrued long-term stock compensation	(366)	(12,970)	(15,443)
Decrease in net federal income taxes	5,549	1,651	11,246
Increase in other assets	(317)	(533)	(343)
(Decrease) increase in other liabilities	(390)	3,919	1,712
Net cash provided by operating activities	90,908	81,211	76,665

Investing Activities:
Purchase of fixed income securities, available-for-sale	(89,726)	(153,482)	(75,046)
Purchase of equity securities	(157,411)	(10,824)	—
Purchase of short-term investments	(523,961)	(1,116,766)	(207,115)
Purchase of other investments	(4,065)	—	—
Redemption and maturities of fixed income securities, available-for-sale	26,877	10,579	6,849
Sale of fixed income securities, available-for-sale	23,276	20,189	45,099
Sale of equity securities	—	10,828	—
Sale of short-term investments	523,813	1,116,253	195,846
Capital contribution to subsidiaries	(30,000)	—	—
Net cash used in investing activities	(231,197)	(123,223)	(34,367)

Financing Activities:
Dividends to preferred stockholders	—	—	—
Dividends to common stockholders	(54,486)	(47,675)	(42,097)
Acquisition of treasury stock	(7,053)	(8,164)	(6,556)
Proceeds from borrowings	50,000	290,757	—
Repayment of borrowings	(50,000)	(185,000)	—
Net proceeds from stock purchase and compensation plans	8,411	8,243	7,252
Preferred stock issued, net of issuance costs	195,063	—	—
Principal payment on borrowings from subsidiaries	(1,552)	(16,354)	(926)
Net cash provided by (used in) financing activities	140,383	41,807	(42,327)

Net increase (decrease) in cash	94	(205)	(29)
Cash, beginning of year	300	505	534
Cash, end of year	$394	300	505

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2020

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$246,494	3,596,340	1,196,243	2,143,184	—	1,245,627	474,322	271,504	2,230,636
Standard Personal Lines Segment	13,803	228,348	308,183	299,140	—	233,260	30,694	50,694	295,166
E&S Lines Segment	28,281	435,667	113,845	239,490	—	156,936	55,255	27,173	247,290
Investments Segment	—	—	—	—	222,890	—	—	—	—
Total	$288,578	4,260,355	1,618,271	2,681,814	222,890	1,635,823	560,271	349,371	2,773,092
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $349,371 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$366,941
Other income	(17,570)
Total	$349,371

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2019

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$226,464	3,436,363	1,108,009	2,049,614	—	1,187,856	445,661	270,107	2,137,071
Standard Personal Lines Segment	16,848	224,200	309,125	307,739	—	211,300	34,477	53,702	304,592
E&S Lines Segment	27,874	406,600	106,033	239,818	—	152,335	55,835	21,905	237,761
Investments Segment	—	—	—	—	236,965	—	—	—	—
Total	$271,186	4,067,163	1,523,167	2,597,171	236,965	1,551,491	535,973	345,714	2,679,424
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $345,714 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$358,069
Other income	(12,355)
Total	$345,714

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2018

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$206,391	3,283,531	1,020,054	1,912,222	—	1,141,038	412,420	249,660	1,975,683
Standard Personal Lines Segment	18,070	223,223	304,085	304,441	—	206,752	33,617	51,308	309,277
E&S Lines Segment	28,151	387,114	107,793	219,566	—	150,344	49,005	20,912	229,326
Investments Segment	—	—	—	—	140,413	—	—	—	—
Total	$252,612	3,893,868	1,431,932	2,436,229	140,413	1,498,134	495,042	321,880	2,514,286
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $321,880 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$331,318
Other income	(9,438)
Total	$321,880

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2020, 2019, and 2018

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2020
Premiums earned:
Accident and health insurance	$13	—	13	—	—
Property and liability insurance	3,108,674	25,010	451,870	2,681,814	1%
Total premiums earned	3,108,687	25,010	451,883	2,681,814	1%

2019
Premiums earned:
Accident and health insurance	$17	—	17	—	—
Property and liability insurance	2,993,140	24,399	420,368	2,597,171	1%
Total premiums earned	2,993,157	24,399	420,385	2,597,171	1%

2018
Premiums earned:
Accident and health insurance	$19	—	19	—	—
Property and liability insurance	2,808,745	25,831	398,347	2,436,229	1%
Total premiums earned	2,808,764	25,831	398,366	2,436,229	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2020, 2019, and 2018

($ in thousands)	2020	2019	2018
Balance, January 1	$10,800	13,900	14,600
Cumulative effect adjustment[1]	(1,845)	—	—
Balance at the beginning of the period, as adjusted	8,955	13,900	14,600
Additions	17,576	2,730	4,022
Deductions	(3,754)	(5,830)	(4,722)
Balance, December 31	$22,777	10,800	13,900
1See Note 3. "Adoption of Accounting Pronouncements" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K for additional information regarding our adoption of ASU 2016-13.

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010, as amended by Certificate of Correction thereto, dated August 17, 2020 and effective May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed October 29, 2020, File No. 001-33067).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Selective Insurance Group, Inc., with respect to the 4.60% Non-Cumulative Preferred Stock, Series B of Selective Insurance Group, Inc., filed with the State of New Jersey Department of Treasury and effective December 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed December 8, 2020, File No. 001-33067).

3.3	By-Laws of Selective Insurance Group, Inc., effective July 29, 2015 (incorporated by reference herein to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-33067).

4.1	Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3 filed November 26, 2002 File No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed November 18, 2004, File No. 000-08641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 000-08641).

4.4	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 18, 2004, File No. 000-08641).

4.5	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2005, File No. 000-08641).

4.6	Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 8, 2013, File No. 001-33067).

4.7	Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 1, 2019 File No. 001-33067).

4.8
Deposit Agreement, dated as of December 9, 2020, among the Company and Equiniti Trust Company, acting as Depositary, Registrar and Transfer Agent, and the holders from time to time of the depositary receipts described therein (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 9, 2020, File No. 001-33067).

4.9*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

Exhibit
Number

10.1+	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-33067).

10.1a+	Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

10.1b+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 5, 2020, File No. 001-33067).

10.2+	Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

10.2a+	Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-33067).

10.2b+	Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K filed March 25, 2013, File No. 001-33067).

10.3+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed April 3, 2014, File No. 001-33067).

10.4+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.5+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.6+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.7+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.8+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.9+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.10+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

Exhibit
Number

10.11+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders filed March 25, 2010, File No. 001-33067).

10.12+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement filed March 26, 2018 for its 2018 Annual Meeting of Stockholders, File No. 001-33067).

10.13+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-08641).

10.14+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed April 6, 2005, File No. 000-08641).

10.15+	Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-33067).

10.16+ (P)	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.17+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2009), amended and restated effective July 1, 2009 (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed March 26, 2009, File No. 001-33067).

10.18+	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders filed March 24, 2014, File No. 001-33067).

10.19+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.20+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 001-33067).

10.21+	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.22+	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-33067).

10.23+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 29, 2020, File No. 001-33067).

10.24+	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

Exhibit
Number

10.25+	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 000-08641).

10.26+	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders filed March 31, 2000, File No. 000-08641).

10.27+	Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-33067).

10.28+	Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, effective as of February 1, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2019, File No. 001-33067).

10.29+	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020 (incorporated by reference herein to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed February 12, 2020, File No. 001-33067).

10.30+	Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 31, 2016, File No. 001-33067).

10.31+	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 2, 2020, File No. 001-33067).

10.32	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Bank of Montreal, Chicago Branch, as Administrative Agent, dated as of December 20, 2019 (incorporated by reference herein to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed February 12, 2020, File No. 001-33067).

10.33	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2005, File No. 000-08641).

10.34+	Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-33067).

10.35+	Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 001-33067).

Exhibit
Number

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Terrence W. Cavanaugh.

*24.5	Power of Attorney of Wole C. Coaxum.

*24.6	Power of Attorney of Robert Kelly Doherty.

*24.7	Power of Attorney of Thomas A. McCarthy.

*24.8	Power of Attorney of Stephen C. Mills.

*24.9	Power of Attorney of H. Elizabeth Mitchell.

*24.10	Power of Attorney of Michael J. Morrissey.

*24.11	Power of Attorney of Gregory E. Murphy.

*24.12	Power of Attorney of Cynthia S. Nicholson.

*24.13	Power of Attorney of William M. Rue.

*24.14	Power of Attorney of John S. Scheid.

*24.15	Power of Attorney of J. Brian Thebault.

*24.16	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101	The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.
(P) Paper filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 12, 2021
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

By: /s/ Mark A. Wilcox	February 12, 2021
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 12, 2021
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 12, 2021
John J. Marchioni
President and Chief Executive Officer

*	February 12, 2021
Ainar D. Aijala, Jr.
Director

*	February 12, 2021
Lisa Rojas Bacus
Director

*	February 12, 2021
John C. Burville
Director

*	February 12, 2021
Terrence W. Cavanaugh
Director

*	February 12, 2021
Wole C. Coaxum
Director

*	February 12, 2021
Robert Kelly Doherty
Director

*	February 12, 2021
Thomas A. McCarthy
Director

*	February 12, 2021
Stephen C. Mills
Director

*	February 12, 2021
H. Elizabeth Mitchell
Director

*	February 12, 2021
Michael J. Morrissey
Director

*	February 12, 2021
Gregory E. Murphy
Non-Executive Chairperson of the Board

*	February 12, 2021
Cynthia S. Nicholson
Director

*	February 12, 2021
William M. Rue
Director

*	February 12, 2021
John S. Scheid
Director

*	February 12, 2021
J. Brian Thebault
Director

*	February 12, 2021
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 12, 2021
Michael H. Lanza
Attorney-in-fact