Form 10-Q
period 2021-03-31
SELECTIVE INSURANCE GROUP INC
filed 2021-04-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021
or

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
Yes ☐ No ☒
As of April 16, 2021, there were 60,024,254 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $25,204 – 2021; $18,001 – 2020)	$24,370	16,846
Less: allowance for credit losses	(26)	(22)
Fixed income securities, held-to-maturity, net of allowance for credit losses	24,344	16,824

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $8,781 – 2021 and $3,969 – 2020; amortized cost: $6,253,077 – 2021 and $6,073,517 – 2020)	6,521,641	6,455,928

Commercial mortgage loans – at carrying value (fair value: $62,233 – 2021 and $47,289 – 2020)	61,066	46,306
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	61,066	46,306

Equity securities – at fair value (cost: $304,159 – 2021; $301,551 – 2020)	324,255	310,367
Short-term investments	337,807	409,852
Other investments	290,153	266,322
Total investments (Note 4 and 5)	7,559,266	7,505,599
Cash	488	394
Restricted cash	8,428	14,837
Interest and dividends due or accrued	46,072	45,004

Premiums receivable	916,196	857,014
Less: allowance for credit losses (Note 6)	(21,000)	(21,000)
Premiums receivable, net of allowance for credit losses	895,196	836,014

Reinsurance recoverable	582,696	589,269
Less: allowance for credit losses (Note 7)	(1,840)	(1,777)
Reinsurance recoverable, net of allowance for credit losses	580,856	587,492

Prepaid reinsurance premiums	168,575	170,531
Property and equipment – at cost, net of accumulated depreciation and amortization of: $245,844 – 2021; $240,150 – 2020	76,096	77,696
Deferred policy acquisition costs	302,652	288,578
Goodwill	7,849	7,849
Other assets	203,134	153,919
Total assets	$9,848,612	9,687,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,360,188	4,260,355
Unearned premiums	1,689,533	1,618,271
Long-term debt	550,904	550,743
Current federal income tax	41,983	14,021
Deferred federal income tax	2,311	27,096
Accrued salaries and benefits	83,652	114,868
Other liabilities	375,996	363,670
Total liabilities	$7,104,567	6,949,024

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2021 and 2020
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,287,791 – 2021; 104,032,912 – 2020	208,576	208,066
Additional paid-in capital	446,410	438,985
Retained earnings	2,363,189	2,271,537
Accumulated other comprehensive income (Note 11)	134,600	220,186
Treasury stock – at cost (shares: 44,263,908 – 2021; 44,127,109 – 2020) (Note 12)	(608,730)	(599,885)
Total stockholders’ equity	$2,744,045	2,738,889
Commitments and contingencies
Total liabilities and stockholders’ equity	$9,848,612	9,687,913

See accompanying Notes to Consolidated Financial Statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2021	2020
Revenues:
Net premiums earned	$724,960	651,703
Net investment income earned	69,716	55,967
Net realized and unrealized investment gains (losses)	5,119	(44,666)
Other income	4,112	1,825
Total revenues	803,907	664,829

Expenses:
Loss and loss expense incurred	413,401	400,324
Amortization of deferred policy acquisition costs	149,051	136,501
Other insurance expenses	88,910	95,346
Interest expense	7,359	7,601
Corporate expenses	9,554	9,060
Total expenses	668,275	648,832

Income before federal income tax	135,632	15,997

Federal income tax expense:
Current	28,424	9,886
Deferred	(2,062)	(9,125)
Total federal income tax expense	26,362	761

Net income	$109,270	15,236

Preferred stock dividends	2,453	—

Net income available to common stockholders	$106,817	15,236

Earnings per common share:
Net income available to common stockholders - Basic	$1.78	0.26

Net income available to common stockholders - Diluted	$1.77	0.25

See accompanying Notes to Consolidated Financial Statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2021	2020
Net income	$109,270	15,236

Other comprehensive income (loss) ("OCI"), net of tax:
Unrealized losses on investment securities:
Unrealized holding losses arising during period	(81,613)	(74,245)
Unrealized losses on securities with credit loss recognized in earnings	(8,943)	(51,658)
Amounts reclassified into net income:
Held-to-maturity ("HTM") securities	(2)	20
Net realized losses on disposals and intent-to-sell available-for-sale ("AFS") securities	477	8,948
Credit loss expense	3,948	12,472
Total unrealized losses on investment securities	(86,133)	(104,463)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	547	596
Total defined benefit pension and post-retirement plans	547	596
Other comprehensive loss	(85,586)	(103,867)
Comprehensive income (loss)	$23,684	(88,631)

See accompanying Notes to Consolidated Financial Statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2021	2020
Preferred stock:
Beginning of period	$200,000	—
Issuance of preferred stock	—	—
End of period	200,000	—

Common stock:
Beginning of period	$208,066	206,968
Dividend reinvestment plan	13	14
Stock purchase and compensation plans	497	683
End of period	208,576	207,665

Additional paid-in capital:
Beginning of period	438,985	418,521
Dividend reinvestment plan	429	408
Stock purchase and compensation plans	6,996	8,399
End of period	446,410	427,328

Retained earnings:
Beginning of period, as previously reported	2,271,537	2,080,529
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax	—	1,435
Balance at beginning of period, as adjusted	2,271,537	2,081,964
Net income	109,270	15,236
Dividends to preferred stockholders	(2,453)	—
Dividends to common stockholders	(15,165)	(13,860)
End of period	2,363,189	2,083,340

Accumulated other comprehensive income (loss) ("AOCI"):
Beginning of period	220,186	81,750
Other comprehensive loss	(85,586)	(103,867)
End of period	134,600	(22,117)

Treasury stock:
Beginning of period	(599,885)	(592,832)
Acquisition of treasury stock - share repurchase authorization	(3,404)	—
Acquisition of treasury stock - shares acquired related to employee-share based compensation plans	(5,441)	(6,928)
End of period	(608,730)	(599,760)

Total stockholders’ equity	$2,744,045	2,096,456

Dividends declared per preferred share	$306.67	—
Dividends declared per common share	$0.25	0.23

Preferred stock, shares outstanding:
Beginning of period	8,000	—
Issuance of preferred stock	—	—
End of period	8,000	—

Common stock, shares outstanding:
Beginning of period	59,905,803	59,461,153
Dividend reinvestment plan	6,420	6,975
Stock purchase and compensation plan	248,459	341,236
Acquisition of treasury stock - share repurchase authorization	(52,781)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(84,018)	(101,819)
End of period	60,023,883	59,707,545

See accompanying Notes to Consolidated Financial Statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2021	2020
Operating Activities
Net income	$109,270	15,236

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,703	15,415
Stock-based compensation expense	6,493	7,038
Undistributed gains of equity method investments	(13,905)	(5,602)
Distributions in excess of current year income of equity method investments	2,309	614
Net realized and unrealized (gains) losses	(5,119)	44,666
Loss on disposal of fixed assets	3	14

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	106,468	49,077
Increase (decrease) in unearned premiums, net of prepaid reinsurance	73,218	(4,376)
Increase in net federal income taxes	25,927	276
(Increase) decrease in premiums receivable	(59,182)	25,572
(Increase) decrease in deferred policy acquisition costs	(14,074)	1,605
(Increase) decrease in interest and dividends due or accrued	(1,101)	880
Decrease in accrued salaries and benefits	(31,216)	(52,722)
(Increase) decrease in other assets	(14,302)	4,583
Decrease in other liabilities	(68,236)	(62,959)
Net cash provided by operating activities	130,256	39,317

Investing Activities
Purchase of fixed income securities, held-to-maturity	(9,000)	—
Purchase of fixed income securities, available-for-sale	(671,909)	(319,539)
Purchase of commercial mortgage loans	(14,860)	(14,096)
Purchase of equity securities	(48,910)	(45,511)
Purchase of other investments	(18,589)	(27,433)
Purchase of short-term investments	(1,723,212)	(2,086,599)
Sale of fixed income securities, available-for-sale	212,891	101,671
Proceeds from commercial mortgage loans	99	—
Sale of short-term investments	1,795,239	1,851,532
Redemption and maturities of fixed income securities, held-to-maturity	1,461	405
Redemption and maturities of fixed income securities, available-for-sale	319,469	227,686
Sale of equity securities	42,782	1,320
Sale of other investments	3,004	—
Distributions from other investments	5,162	3,152
Purchase of property and equipment	(4,561)	(8,416)
Net cash used in investing activities	(110,934)	(315,828)

Financing Activities
Dividends to preferred stockholders	(2,453)	—
Dividends to common stockholders	(14,569)	(13,313)
Acquisition of treasury stock	(8,845)	(6,928)
Net proceeds from stock purchase and compensation plans	824	1,525
Preferred stock issued, net of issuance costs	(479)	—
Proceeds from borrowings	—	387,000
Repayments of borrowings	—	(85,000)
Repayments of finance lease obligations	(115)	(142)
Net cash (used in) provided by financing activities	(25,637)	283,142
Net (decrease) increase in cash and restricted cash	(6,315)	6,631
Cash and restricted cash, beginning of year	15,231	7,975
Cash and restricted cash, end of period	$8,916	14,606

See accompany Notes to Consolidated Financial Statements.

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2021 (“First Quarter 2021”) and March 31, 2020 (“First Quarter 2020”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because results of operations for any interim period are not necessarily indicative of results for a full year, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, ASU 2019-12 simplifies the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. ASU 2019-12 provides that all effects of a tax law change, including adjustment of the estimated annual effective tax rate, are recognized in the period of enactment.

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

We adopted this guidance on January 1, 2021, and it did not have a material impact to our financial condition, cash flows, or results of operations.

Pronouncements to be effective in the future
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2021	2020
Cash paid during the period for:
Interest	$8,722	8,854
Federal income tax	—	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,226	2,130
Operating cash flows from financing leases	2	6
Financing cash flows from finance leases	115	142

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	26,085	8,040
Corporate actions related to fixed income securities, HTM[1]	—	2,596
Assets acquired under finance lease arrangements	183	29
Assets acquired under operating lease arrangements	16	3,828
Non-cash purchase of property and equipment	3	5

1Examples of corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2021	December 31, 2020
Cash	$488	394
Restricted cash	8,428	14,837
Total cash and restricted cash shown in the Statements of Cash Flows	$8,916	15,231

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information about our AFS securities as of March 31, 2021, and December 31, 2020, is as follows:

March 31, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$134,725	—	3,653	(2,104)	136,274
Foreign government	18,920	(56)	974	(136)	19,702
Obligations of states and political subdivisions	1,140,442	(201)	74,212	(360)	1,214,093
Corporate securities	2,239,066	(6,166)	122,761	(9,870)	2,345,791
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,188,670	(1,470)	18,917	(4,052)	1,202,065
Residential mortgage-backed securities ("RMBS")	906,266	(864)	43,367	(1,229)	947,540
Commercial mortgage-backed securities ("CMBS")	624,988	(24)	33,590	(2,378)	656,176
Total AFS fixed income securities	$6,253,077	(8,781)	297,474	(20,129)	6,521,641

December 31, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$110,038	—	6,239	(137)	116,140
Foreign government	16,801	(1)	1,569	(3)	18,366
Obligations of states and political subdivisions	1,159,588	(4)	87,564	(11)	1,247,137
Corporate securities	2,152,203	(2,782)	180,971	(2,340)	2,328,052
CLO and other ABS	1,014,820	(592)	20,166	(7,843)	1,026,551
RMBS	999,485	(561)	53,065	(201)	1,051,788
CMBS	620,582	(29)	48,348	(1,007)	667,894
Total AFS fixed income securities	$6,073,517	(3,969)	397,922	(11,542)	6,455,928

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended March 31, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	56	(1)	—	—	56
Obligations of states and political subdivisions	4	186	11	—	—	201
Corporate securities	2,782	4,058	(527)	(147)	—	6,166
CLO and other ABS	592	1,001	(106)	(17)	—	1,470
RMBS	561	356	(39)	(14)	—	864
CMBS	29	10	(15)	—	—	24
Total AFS fixed income securities	$3,969	5,667	(677)	(178)	—	8,781

Quarter ended March 31, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$—	21	—	—	—	21
Obligations of states and political subdivisions	—	29	—	—	—	29
Corporate securities	—	13,412	—	—	—	13,412
CLO and other ABS	—	1,565	—	—	—	1,565
RMBS	—	722	—	—	—	722
CMBS	—	38	—	—	—	38
Total AFS fixed income securities	$—	15,787	—	—	—	15,787

For information on our methodology and significant inputs used to measure the amount related to credit loss, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. Accrued interest on AFS securities was $44.7 million as of March 31, 2021, and $43.8 million as of December 31, 2020. We did not record any write-offs during 2021 or 2020.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

March 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$53,796	(2,104)	—	—	53,796	(2,104)
Foreign government	3,313	(136)	—	—	3,313	(136)
Obligations of states and political subdivisions	18,838	(352)	369	(8)	19,207	(360)
Corporate securities	306,052	(8,560)	14,025	(1,310)	320,077	(9,870)
CLO and other ABS	282,939	(1,737)	105,261	(2,315)	388,200	(4,052)
RMBS	76,684	(1,229)	—	—	76,684	(1,229)
CMBS	70,510	(2,089)	23,474	(289)	93,984	(2,378)
Total AFS fixed income securities	$812,132	(16,207)	143,129	(3,922)	955,261	(20,129)

December 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,519	(137)	—	—	11,519	(137)
Foreign government	1,122	(3)	—	—	1,122	(3)
Obligations of states and political subdivisions	2,223	(11)	—	—	2,223	(11)
Corporate securities	65,187	(2,152)	2,400	(188)	67,587	(2,340)
CLO and other ABS	261,746	(2,995)	165,661	(4,848)	427,407	(7,843)
RMBS	18,227	(194)	1,181	(7)	19,408	(201)
CMBS	55,482	(616)	16,093	(391)	71,575	(1,007)
Total AFS fixed income securities	$415,506	(6,108)	185,335	(5,434)	600,841	(11,542)

We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. The increase in gross unrealized losses during First Quarter 2021 was driven by a significant increase in longer-dated benchmark United States Treasury rates, offset in part by tightening credit spreads as a result of reduced uncertainty in the marketplace. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" of our 2020 Annual Report, we have concluded that no allowance for credit loss is required on these balances. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(c) Fixed income securities at March 31, 2021 are summarized below by contractual maturity. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$453,772	1,057	1,065
Due after one year through five years	3,400,223	14,433	15,325
Due after five years through 10 years	2,043,563	8,854	8,814
Due after 10 years	624,083	—	—
Total fixed income securities	$6,521,641	24,344	25,204

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2021			December 31, 2020
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$182,032	104,070	286,102	157,276	100,905	258,181
Private credit	56,819	98,072	154,891	54,017	98,330	152,347
Real assets	19,689	15,891	35,580	19,659	16,493	36,152
Total alternative investments	258,540	218,033	476,573	230,952	215,728	446,680
Other securities	31,613	—	31,613	35,370	—	35,370
Total other investments	$290,153	218,033	508,186	266,322	215,728	482,050
1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments stated above, but we do not have a future obligation to fund losses or debts on behalf of these investments. We have not provided any non-contractual financial support at any time during 2021 or 2020.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the gross summarized financial statement information for these investments for the three-months ended December 31, and (ii) the portion of these results that are included in our First Quarter results:

Income Statement Information	Quarter ended March 31,
($ in millions)	2021	2020
Net investment income	$481.6	12.7
Realized gains	776.0	164.8
Net change in unrealized appreciation	4,630.8	1,204.0
Net income	$5,888.4	1,381.5
Insurance Subsidiaries’ alternative investments income	$20.2	6.3

(e) Certain Insurance Subsidiaries, as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"), have pledged certain AFS fixed income securities as collateral. Additionally, to comply with insurance laws, certain Insurance Subsidiaries have deposited certain securities with various state and regulatory agencies at March 31, 2021. We retain all rights regarding all securities pledged as collateral. The following table summarizes the market value of these securities at March 31, 2021:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	21.0	21.0
Obligations of states and political subdivisions	—	—	5.0	5.0
RMBS	93.7	155.5	—	249.2
CMBS	6.9	35.1	—	42.0
Total pledged as collateral	$100.6	190.6	26.0	317.2

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of March 31, 2021, or December 31, 2020.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2021	2020
Fixed income securities	$52,823	50,253
Commercial mortgage loans ("CMLs")	514	62
Equity securities	2,488	1,552
Short-term investments	85	1,166
Other investments	17,433	6,342
Investment expenses	(3,627)	(3,408)
Net investment income earned	$69,716	55,967

The increase in net investment income earned in First Quarter 2021 compared to First Quarter 2020 was driven by the alternative investments in our other investments portfolio, and it reflects the improvement in the equity markets in the fourth quarter of 2020 as our results on these holdings are recorded on a one-quarter lag.

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2021	2020
Gross gains on sales	$3,676	5,676
Gross losses on sales	(4,471)	(1,576)
Net realized gains (losses) on disposals	(795)	4,100
Net unrealized gains (losses) on equity securities	11,280	(17,137)
Net credit loss expense on fixed income securities, AFS	(4,997)	(15,787)
Net credit loss expense on fixed income securities, HTM	(7)	—
Net credit loss expense on CMLs	—	(240)
Losses on securities for which we have the intent to sell	(362)	(15,602)
Net realized and unrealized gains (losses)	$5,119	(44,666)

Unrealized gains (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended March 31,
($ in thousands)	2021	2020
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at March 31, 2021	$10,097	(17,140)
On securities sold during period	1,183	3
Total unrealized gains (losses) recognized in income on equity securities	$11,280	(17,137)

The improvement in net realized and unrealized gains was primarily driven by (i) unrealized gains on our equity securities compared to unrealized losses last year, which were driven by COVID-19-related market disruption, and (ii) lower intent-to-sell losses as we provided our investment managers significant trading flexibility last year given market conditions.

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	49,915	60,613	49,914	66,148
6.70% Senior Notes	99,504	119,818	99,499	127,886
5.375% Senior Notes	294,263	347,155	294,241	383,669
1.61% borrowings from FHLBNY	25,000	25,107	25,000	25,182
1.56% borrowings from FHLBNY	25,000	25,127	25,000	25,198
3.03% borrowings from FHLBI	60,000	65,337	60,000	67,513
Subtotal long-term debt	553,682	643,157	553,654	695,596
Unamortized debt issuance costs	(3,355)		(3,419)
Finance lease obligations	577		508
Total long-term debt	$550,904		550,743

For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2021, and December 31, 2020:

March 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$136,274	58,540	77,734	—
Foreign government	19,702	—	19,702	—
Obligations of states and political subdivisions	1,214,093	—	1,206,197	7,896
Corporate securities	2,345,791	—	2,256,469	89,322
CLO and other ABS	1,202,065	—	1,137,176	64,889
RMBS	947,540	—	947,540	—
CMBS	656,176	—	656,176	—
Total AFS fixed income securities	6,521,641	58,540	6,300,994	162,107
Equity securities:
Common stock[1]	322,557	269,017	—	—
Preferred stock	1,698	1,698	—	—
Total equity securities	324,255	270,715	—	—
Short-term investments	337,807	337,075	732	—
Total assets measured at fair value	$7,183,703	666,330	6,301,726	162,107

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)[1]	Significant Other Observable Inputs (Level 2)[1]	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,140	40,960	75,180	—
Foreign government	18,366	—	18,366	—
Obligations of states and political subdivisions	1,247,137	—	1,244,243	2,894
Corporate securities	2,328,052	—	2,257,352	70,700
CLO and other ABS	1,026,551	—	970,176	56,375
RMBS	1,051,788	—	1,051,788	—
CMBS	667,894	—	667,894	—
Total AFS fixed income securities	6,455,928	40,960	6,284,999	129,969
Equity securities:
Common stock[1]	308,632	261,846	—	—
Preferred stock	1,735	1,735	—	—
Total equity securities	310,367	263,581	—	—
Short-term investments	409,852	405,400	4,452	—
Total assets measured at fair value	$7,176,147	709,941	6,289,451	129,969
1Investments amounting to $53.5 million at March 31, 2021, and $46.8 million at December 31, 2020, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in First Quarter 2021 and First Quarter 2020:

March 31, 2021
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	(99)	(2,388)	(1,116)	(3,603)
Net realized and unrealized (losses) gains	—	(91)	(143)	(234)
Net investment income earned	—	1	3	4
Purchases	—	21,100	10,672	31,772
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(412)	(412)
Transfers into Level 3	5,101	—	—	5,101
Transfers out of Level 3	—	—	(490)	(490)
Fair value, March 31, 2021	7,896	89,322	64,889	162,107

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(91)	(143)	(234)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(99)	(2,388)	(1,116)	(3,603)

March 31, 2020
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	$—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	—	1	(1,756)	(1,755)
Net realized and unrealized (losses) gains	—	(61)	(214)	(275)
Net investment income earned	—	—	—	—
Purchases	—	3,002	4,831	7,833
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3	2,890	4,192	20,107	27,189
Transfers out of Level 3	—	—	(3,630)	(3,630)
Fair value, March 31, 2020	$2,890	24,185	36,372	63,447

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	(61)	(214)	(275)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	—	1	(1,756)	(1,755)

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at March 31, 2021, and December 31, 2020:

March 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,738	—	4,738	—
Corporate securities	20,466	—	20,466	—
Total HTM fixed income securities	$25,204	—	25,204	—

CMLs	$62,233	—	—	62,233

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$60,613	—	60,613	—
6.70% Senior Notes	119,818	—	119,818	—
5.375% Senior Notes	347,155	—	347,155	—
1.61% borrowings from FHLBNY	25,107	—	25,107	—
1.56% borrowings from FHLBNY	25,127	—	25,127	—
3.03% borrowings from FHLBI	65,337	—	65,337	—
Total long-term debt	$643,157	—	643,157	—

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,795	—	4,795	—
Corporate securities	13,206	—	13,206	—
Total HTM fixed income securities	$18,001	—	18,001	—

CMLs	$47,289	—	—	47,289

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,148	—	66,148	—
6.70% Senior Notes	127,886	—	127,886	—
5.375% Senior Notes	383,669	—	383,669	—
1.61% borrowings from FHLBNY	25,182	—	25,182	—
1.56% borrowings from FHLBNY	25,198	—	25,198	—
3.03% borrowings from FHLBI	67,513	—	67,513	—
Total long-term debt	$695,596	—	695,596	—

NOTE 6. Allowance for Uncollectible Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2021	2020
Balance at beginning of period	$21,000	$6,400
Cumulative effect adjustment[1]	—	1,058
Balance at beginning of period, as adjusted	$21,000	$7,458
Current period provision for expected credit losses	808	11,195
Write-offs charged against the allowance for credit losses	(874)	(653)
Recoveries	66	—
Allowance for credit losses, end of period	$21,000	$18,000
1Represents the impact of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

In First Quarter 2020, we recognized an additional allowance for credit losses of $10.5 million, net of write-offs and recoveries. We based this increase on an evaluation of the recoverability of our premiums receivable in light of (i) the billing accommodations we announced during the first quarter of 2020 and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. The billing accommodations included individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees. The heightened credit risk experienced in 2020 that resulted in the allowance for credit losses being increased to $21.0 million in the second quarter of 2020 returned to pre-COVID-19 levels in 2021, and our allowance for credit losses has remained at $21.0 million, which is consistent with the reserve as of December 31, 2020. The existing allowance is expected to absorb anticipated write-offs that will occur over the corresponding collections cycle, which could last more than a year.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2021, and December 31, 2020:

	March 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers[1]
A++	$37,939	$108	$38,047
A+	352,386	4,032	356,418
A	105,068	387	105,455
A-	2,177	—	2,177
B++	117	264	381
B+	—	—	—
Total rated reinsurers	$497,687	$4,791	$502,478

Non-rated reinsurers
Federal and state pools	$76,179	$—	$76,179
Other than federal and state pools	3,179	860	4,039
Total non-rated reinsurers	$79,358	$860	$80,218

Total reinsurance recoverable, gross	$577,045	$5,651	$582,696
Less: allowance for credit losses[2]			(1,840)
Total reinsurance recoverable, net			$580,856
1Credit ratings as of March 31, 2021.
2Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

	December 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers[1]
A++	$37,464	$102	$37,566
A+	354,846	2,452	357,298
A	105,652	415	106,067
A-	2,139	—	2,139
B++	56	324	380
B+	—	—	—
Total rated reinsurers	$500,157	$3,293	$503,450

Non-rated reinsurers
Federal and state pools	$82,575	$—	$82,575
Other than federal and state pools	2,676	568	3,244
Total non-rated reinsurers	$85,251	$568	$85,819

Total reinsurance recoverable, gross	$585,408	$3,861	$589,269
Less: allowance for credit losses[2]			(1,777)
Total reinsurance recoverable, net			$587,492

For a discussion of the methodology used to evaluate our estimate of expected credit losses, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended March 31,
	2021	2020
Balance at beginning of period	$1,777	$4,400
Cumulative effect adjustment[1]	—	(2,903)
Balance at beginning of period, as adjusted	$1,777	$1,497
Current period provision for expected credit losses	63	5
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$1,840	1,502
1Represents the impact of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2020 Annual Report.

	Quarter ended March 31,
($ in thousands)	2021	2020
Premiums written:
Direct	$908,774	746,431
Assumed	5,533	6,043
Ceded	(116,129)	(105,147)
Net	$798,178	647,327
Premiums earned:
Direct	$837,369	754,892
Assumed	5,676	6,173
Ceded	(118,085)	(109,362)
Net	$724,960	651,703
Loss and loss expenses incurred:
Direct	$441,507	425,795
Assumed	3,447	4,898
Ceded	(31,553)	(30,369)
Net	$413,401	400,324

Direct premiums written ("DPW") increased $162 million, or 22%, in First Quarter 2021 compared to First Quarter 2020. The increase included 11 percentage points from the $75 million return audit and mid-term endorsement premium accrual that was recorded in First Quarter 2020, resulting in remaining growth of $87 million in First Quarter 2021. This accrual reflected lower exposure levels, which determine the premium we charge, attributable to the economic impacts of the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business.

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2021	2020
Ceded premiums written	$(65,742)	(62,087)
Ceded premiums earned	(67,519)	(66,861)
Ceded loss and loss expenses incurred	(2,207)	(5,096)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Quarter ended March 31,
($ in thousands)	2021	2020
Gross reserve for loss and loss expense, at beginning of year	$4,260,355	4,067,163
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	554,269	547,066
Net reserve for loss and loss expense, at beginning of year	3,706,086	3,520,097
Incurred loss and loss expense for claims occurring in the:
Current year	447,170	407,276
Prior years	(33,769)	(6,952)
Total incurred loss and loss expense	413,401	400,324
Paid loss and loss expense for claims occurring in the:
Current year	80,158	70,610
Prior years	243,687	281,736
Total paid loss and loss expense	323,845	352,346
Net reserve for loss and loss expense, at end of period	3,795,642	3,568,075
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	564,546	535,560
Gross reserve for loss and loss expense at end of period	$4,360,188	4,103,635
1First Quarter 2020 includes an adjustment of $2.9 million related to our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Prior year reserve development in First Quarter 2021 was favorable by $33.8 million, which included $35.0 million of casualty reserve development that was partially offset by $1.2 million of unfavorable property reserve development. The favorable casualty reserve development included $15.0 million of development in our workers compensation lines of business, $15.0 million in our general liability line of business, and $5.0 million in our Excess and Surplus ("E&S") casualty lines of business.

Prior year reserve development in First Quarter 2020 was favorable by $7.0 million and included $10.0 million of favorable casualty reserve development in our workers compensation line of business that was partially offset by $3.0 million of unfavorable property reserve development.

NOTE 9. Segment Information
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

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses, nor do we allocate assets.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2021	2020
Standard Commercial Lines:
Net premiums earned:
Commercial property	$102,810	93,869
Workers compensation	78,190	66,706
General liability	193,520	164,580
Commercial automobile	171,881	149,690
Businessowners' policies	28,627	27,036
Bonds	8,593	9,639
Other	5,520	5,060
Miscellaneous income	3,707	1,391
Total Standard Commercial Lines revenue	592,848	517,971
Standard Personal Lines:
Net premiums earned:
Personal automobile	41,393	42,487
Homeowners	30,598	31,490
Other	1,830	2,151
Miscellaneous income	405	434
Total Standard Personal Lines revenue	74,226	76,562
E&S Lines:
Net premiums earned:
Casualty lines	43,833	44,072
Property lines	18,165	14,923
Total E&S Lines revenue	61,998	58,995
Investments:
Net investment income	69,716	55,967
Net realized and unrealized investment gains (losses)	5,119	(44,666)
Total Investments revenue	74,835	11,301
Total revenues	$803,907	664,829

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2021	2020
Standard Commercial Lines:
Underwriting gain, before federal income tax	$69,499	17,126
Underwriting gain, after federal income tax	54,904	13,529
Combined ratio	88.2%	96.7
ROE contribution	8.6	2.4

Standard Personal Lines:
Underwriting gain, before federal income tax	$7,695	387
Underwriting gain, after federal income tax	6,079	306
Combined ratio	89.6%	99.5
ROE contribution	1.0	0.1

E&S Lines:
Underwriting gain, before federal income tax	$516	3,844
Underwriting gain, after federal income tax	408	3,037
Combined ratio	99.2%	93.5
ROE contribution	0.1	0.6

Investments:
Net investment income	$69,716	55,967
Net realized and unrealized investment gains (losses)	5,119	(44,666)
Total investment segment income, before federal income tax	74,835	11,301
Tax on investment segment income	14,448	1,104
Total investment segment income, after federal income tax	$60,387	10,197
ROE contribution of after-tax net investment income	8.9	8.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2021	2020
Underwriting gain
Standard Commercial Lines	$69,499	17,126
Standard Personal Lines	7,695	387
E&S Lines	516	3,844
Investment income	74,835	11,301
Total all segments	152,545	32,658
Interest expense	(7,359)	(7,601)
Corporate expenses	(9,554)	(9,060)
Income, before federal income tax	$135,632	15,997
Preferred stock dividends	(2,453)	—
Income available to common stockholders, before federal income tax	$133,179	15,997

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). Selective Insurance Company of America ("SICA") also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants, and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information about SICA's retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2020 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2021	2020
Net Periodic Pension Cost (Benefit):
Interest cost	$2,148	2,828
Expected return on plan assets	(5,744)	(5,477)
Amortization of unrecognized net actuarial loss	625	704
Total net periodic pension cost (benefit)[1]	$(2,971)	(1,945)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2021	2020
Weighted-Average Expense Assumptions:
Discount rate	2.68%	3.33%
Effective interest rate for calculation of interest cost	2.06	2.95
Expected return on plan assets	5.40	5.80

NOTE 11. Comprehensive Income
The following are the components of comprehensive income, both gross and net of tax, for First Quarter 2021 and 2020:

First Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$135,632	26,362	109,270
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(103,308)	(21,695)	(81,613)
Unrealized losses on securities with credit loss recognized in earnings	(11,320)	(2,377)	(8,943)
Amounts reclassified into net income:
HTM securities	(2)	—	(2)
Net realized losses on disposals and losses on intent-to-sell AFS securities	604	127	477
Credit loss expense	4,997	1,049	3,948
Total unrealized losses on investment securities	(109,029)	(22,896)	(86,133)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	146	547
Total defined benefit pension and post-retirement plans	693	146	547
Other comprehensive loss	(108,336)	(22,750)	(85,586)
Comprehensive income	$27,296	3,612	23,684

First Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$15,997	761	15,236
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(93,981)	(19,736)	(74,245)
Unrealized losses on securities with credit loss recognized in earnings	(65,390)	(13,732)	(51,658)
Amounts reclassified into net income:
HTM securities	25	5	20
Net realized losses on disposals and losses on intent-to-sell AFS securities	11,327	2,379	8,948
Credit loss expense	15,787	3,315	12,472
Total unrealized losses on investment securities	(132,232)	(27,769)	(104,463)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	754	158	596
Total defined benefit pension and post-retirement plans	754	158	596
Other comprehensive loss	(131,478)	(27,611)	(103,867)
Comprehensive loss	$(115,481)	(26,850)	(88,631)

The following are the balances and changes in each component of AOCI (net of taxes) as of March 31, 2021:

March 31, 2021					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized (Losses) Gains on Investment Securities					Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2020	$(2,546)	6	307,790	305,250	(85,064)	220,186
OCI before reclassifications	(8,943)	—	(81,613)	(90,556)	—	(90,556)
Amounts reclassified from AOCI	3,948	(2)	477	4,423	547	4,970
Net current period OCI	(4,995)	(2)	(81,136)	(86,133)	547	(85,586)
Balance, March 31, 2021	$(7,541)	4	226,654	219,117	(84,517)	134,600
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2021	2020
HTM related
Unrealized (gains) losses on HTM disposals	$—	1	Net realized and unrealized investment gains (losses)
Amortization of net unrealized (gains) losses on HTM securities	(2)	24	Net investment income earned
	(2)	25	Income before federal income tax
	—	(5)	Total federal income tax expense
	(2)	20	Net income
Net realized losses on disposals and intent-to-sell AFS securities
Net realized losses on disposals and intent-to-sell AFS securities	604	11,327	Net realized and unrealized investment gains (losses)
	604	11,327	Income before federal income tax
	(127)	(2,379)	Total federal income tax expense
	477	8,948	Net income
Credit loss related
Credit loss expense	4,997	15,787	Net realized and unrealized investment gains (losses)
	4,997	15,787	Income before federal income tax
	(1,049)	(3,315)	Total federal income tax expense
	3,948	12,472	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	159	162	Loss and loss expense incurred
	534	592	Other insurance expenses
Total defined benefit pension and post-retirement life	693	754	Income before federal income tax
	(146)	(158)	Total federal income tax expense
	547	596	Net income

Total reclassifications for the period	$4,970	22,036	Net income

NOTE 12. Equity
On December 2, 2020, we announced our Board of Directors authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock, and the repurchase program may be suspended or discounted at any time at our discretion. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. As of March 31, 2021, 52,781 shares were repurchased under the share repurchase program at a total cost of $3.4 million, and we have $96.6 million of remaining capacity under our share repurchase program.

NOTE 13. Litigation
As of March 31, 2021, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•E&S Lines; and
•Investments.

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report").

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

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2020 Annual Report filed with the U.S. Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;

•Financial Highlights of Results for the first quarters ended March 31, 2021 (“First Quarter 2021”) and March 31, 2020 (“First Quarter 2020”);
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Financial Condition, Liquidity, and Capital Resources;
•Ratings;
•Off-Balance Sheet Arrangements; and
•Contractual Obligations, Contingent Liabilities, and Commitments.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2020 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; (iii) reinsurance; (iv) allowance for credit losses on premiums receivable, and (v) the accrual for auditable premium. These estimates and judgments require the use of assumptions about matters that are highly uncertain, and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. We have made no material changes in the critical accounting policies and estimates disclosed on pages 37 through 46 of our 2020 Annual Report.

Financial Highlights of Results for First Quarter 2021 and First Quarter 20201

($ and shares in thousands, except per share amounts)	Quarter ended March 31,			Change % or Points
	2021		2020
Financial Data:
Revenues	$803,907		664,829	21%
After-tax net investment income	56,343		45,483	24
After-tax underwriting income	61,391		16,872	264
Net income before federal income tax	135,632		15,997	748
Net income	109,270		15,236	617
Net income available to common stockholders	106,817		15,236	601

Key Metrics:
Combined ratio	89.3%		96.7	(7.4)	pts
Invested assets per dollar of common stockholders' equity	$2.97		3.26	(9)%
Annualized return on common equity ("ROE")	16.8		2.8	14.0	pts
Statutory premiums to surplus ratio	1.33	x	1.38	(0.05)

Per Common Share Amounts:
Diluted net income per share	$1.77		0.25	608%
Book value per share	42.38		35.11	21
Dividends declared per share to common stockholders	0.25		0.23	9

Non-GAAP Information:
Non-GAAP operating income[2]	$102,773		50,522	103%
Diluted non-GAAP operating income per common share[2]	1.70		0.84	102
Annualized non-GAAP operating ROE[2]	16.2%		9.4	6.8	pts
1Refer to the Glossary of Terms attached to our 2020 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2    Non-GAAP operating income is a measure comparable to net income available to common stockholders but excludes after-tax net realized and unrealized gains and losses on investments. Non-GAAP operating income is used as an important financial measure by us, analysts, and investors because the timing of realized investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments that are charged to earnings could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted common share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2021	2020
Net income available to common stockholders	$106,817	15,236
Net realized and unrealized (gains) losses, before tax	(5,119)	44,666
Tax on reconciling items	1,075	(9,380)
Non-GAAP operating income	$102,773	50,522

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended March 31,
	2021	2020
Net income available to common stockholders per diluted common share	$1.77	0.25
Net realized and unrealized (gains) losses, before tax	(0.08)	0.74
Tax on reconciling items	0.01	(0.15)
Non-GAAP operating income per diluted common share	$1.70	0.84

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended March 31,
	2021	2020
Annualized ROE	16.8%	2.8
Net realized and unrealized (gains) losses, before tax	(0.8)	8.3
Tax on reconciling items	0.2	(1.7)
Annualized non-GAAP operating ROE	16.2%	9.4

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended March 31,		Change Points
	2021	2020
Standard Commercial Lines Segment	8.6%	2.4	6.2
Standard Personal Lines Segment	1.0	0.1	0.9
E&S Lines Segment	0.1	0.6	(0.5)
Total insurance operations	9.7	3.1	6.6

Investment income	8.9	8.5	0.4
Net realized and unrealized investment gains (losses)	0.6	(6.6)	7.2
Total investments segment	9.5	1.9	7.6

Other	(2.4)	(2.2)	(0.2)

Annualized ROE	16.8%	2.8	14.0

At 16.2%, our First Quarter 2021 annualized non-GAAP operating ROE is above our full year 2021 target non-GAAP operating ROE of 11% and our First Quarter 2020 annualized non-GAAP operating ROE of 9.4%. In addition, non-GAAP operating income per diluted common share increased 102% in First Quarter 2021 compared to First Quarter 2020. The increase in non-GAAP operating income per diluted common share in First Quarter 2021 compared to First Quarter 2020 was primarily driven by (i) an increase of $0.31 in favorable prior year casualty reserve development, attributable to accident years 2018 and prior, (ii) a decrease of $0.29 in underwriting expenses, driven by the $10.5 million, pre-tax, increase to our allowance for credit losses on premiums receivable recorded in First Quarter 2020 related to the COVID-19 pandemic, (iii) an increase of $0.17 in investment income, driven by our other investments portfolio, which is primarily made up of alternative investments, and (iv) a decrease of $0.09 in catastrophe losses.

In addition to the above drivers of the change in our non-GAAP operating ROE period over period, the improvement in the annualized ROE of 16.8% in First Quarter 2021 compared to 2.8% in First Quarter 2020 was driven by an increase of 7.2 points in net realized and unrealized investment gains in First Quarter 2021 compared to First Quarter 2020. The increase was primarily driven by (i) unrealized gains on our equity securities compared to unrealized losses last year, which were driven by the COVID-19-related market disruption, and (ii) lower intent-to-sell losses in First Quarter 2021, as we provided our investment managers significant trading flexibility last year given the market conditions.

Outlook
We entered 2021 in the strongest financial position in our Company's long history, well positioned to continue delivering growth and profitability, as our First Quarter 2021 results demonstrated. We generated an annualized non-GAAP operating ROE of 16.2% in First Quarter 2021, which was 5.2 points above our 2021 target of 11%.

During 2021, we continued to focus on several areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined growth by (i) continuing to work towards our longer-term Standard Commercial Lines 3% market share target in our 27 primary operating states, primarily by gaining a greater share of our wallet from our agents and appointing new agents, (ii) expanding our geographic markets, with a plan to add Idaho, Vermont, and Alabama, subject to regulatory approval, in the near-term, and other states over time, (iii) increasing customer retention by delivering a superior omnichannel experience by offering value-added technologies and services, which has significantly improved customer capabilities, and (iv) shifting our focus towards the affluent market within our Standard Personal Lines segment, which is a customer base that is less price sensitive and drives greater value from coverage and service.

•Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend, while delivering on our strategy for continued disciplined growth. In First Quarter 2021, we achieved overall renewal pure price increases of 5.4%, which was above our expected loss trend.

•Building a culture centered on the values of diversity, equity, and inclusion that fosters innovation and idea generation and develops a group of specially trained leaders who can guide us successfully into the future.
For more details about our major areas of strategic focus, refer to the "Outlook" section in "Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of our 2020 Annual Report.

For 2021, we revised our full-year guidance as follows:

•A GAAP combined ratio, excluding catastrophe losses, of 90% (prior guidance 91%) that assumes no additional prior-year casualty reserve development;
•Catastrophe losses of 4.0 points on the combined ratio;
•After-tax net investment income of $195 million (prior guidance $182 million) that includes $31 million (prior guidance $16 million) in after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 20.5%, that includes an effective tax rate of 19.0% for net investment income and 21% for all other items; and
•Weighted average shares of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
Insurance Operations Results:
Net premiums written ("NPW")	$798,178	647,327	23%
Net premiums earned (“NPE”)	724,960	651,703	11
Less:
Loss and loss expense incurred	413,401	400,324	3
Net underwriting expenses incurred	232,626	229,237	1
Dividends to policyholders	1,223	785	56
Underwriting income	$77,710	21,357	264%
Combined Ratios:
Loss and loss expense ratio	57.0%	61.4	(4.4)	pts
Underwriting expense ratio	32.1	35.2	(3.1)
Dividends to policyholders ratio	0.2	0.1	0.1
Combined ratio	89.3	96.7	(7.4)

In First Quarter 2021, NPW increased 23% from a year ago, of which 12 points were due to the COVID-19-related $75 million return audit and mid-term endorsement premium accrual that reduced First Quarter 2020 NPW. NPW growth included overall renewal pure price increases of 5.4% and higher commercial lines retention. This solid growth continues to reflect the strong relationships we have with our best-in-class distribution partners, our sophisticated underwriting and pricing tools, and excellent customer servicing capabilities.

Loss and Loss Expenses
The decrease in the loss and loss expense ratio during First Quarter 2021 compared to First Quarter 2020 was primarily the result of the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$29.9	4.1	pts	$33.2	5.1	pts	(1.0)	pts
(Favorable) prior year casualty reserve development	(35.0)	(4.8)		(10.0)	(1.5)		(3.3)
Non-catastrophe property loss and loss expenses	115.6	15.9		108.1	16.6		(0.7)
Total	110.5	15.2		131.3	20.2		(5.0)

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2021		2020
General liability	$(15.0)		—
Workers compensation	(15.0)		(10.0)
Total Standard Commercial Lines	(30.0)		(10.0)

E&S	(5.0)		—

Total (favorable) prior year casualty reserve development	$(35.0)		(10.0)

(Favorable) impact on loss ratio	(4.8)	pts	(1.5)

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 3.1 points in First Quarter 2021 compared to First Quarter 2020, primarily driven by a 1.6-point change related to our allowance for credit losses on premiums receivable. We increased this allowance by $10.5 million during 2020 due to heightened credit risk resulting from the COVID-19-related billing accommodations we offered customers that increased earned but uncollected premiums during the year. This credit risk returned to pre-COVID-19 levels in 2021, and the allowance did not require further adjustment in First Quarter 2021. The existing allowance is expected to be sufficient to cover anticipated write-offs that will occur over the corresponding collections cycle, which could last more than a year. In addition, our underwriting expense ratio decreased 1.1 points in First Quarter 2021, compared to the same prior-year period, due to temporary expense reductions in labor and travel expenses as a result of COVID-19.

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
Insurance Segments Results:
NPW	$665,565	518,432	28%
NPE	589,141	516,580	14
Less:
Loss and loss expense incurred	324,850	312,158	4
Net underwriting expenses incurred	193,569	186,511	4
Dividends to policyholders	1,223	785	56
Underwriting income	$69,499	17,126	306%
Combined Ratios:
Loss and loss expense ratio	55.1%	60.4	(5.3)	pts
Underwriting expense ratio	32.9	36.1	(3.2)
Dividends to policyholders ratio	0.2	0.2	—
Combined ratio	88.2	96.7	(8.5)

In First Quarter 2021, NPW growth was up 28% from a year ago, of which 16 points was due to the COVID-19-related $75 million return audit and mid-term endorsement premium accrual taken in the prior-year period.

NPW growth also benefited from (i) renewal pure price increases, and (ii) retention, as shown in the following table:

	Quarter ended March 31,		Change % or Points
($ in millions)	2021	2020
Direct new business	$114.5	115.4	(1)%
Retention	86%	85	1	pts
Renewal pure price increases	5.7	4.0	1.7

The loss and loss expense ratio decreased 5.3 points in First Quarter 2021 compared to the respective prior-year period, driven by the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$16.1	2.7	pts	$20.7	4.0	pts	(1.3)	pts
Non-catastrophe property loss and loss expenses	83.6	14.2		79.6	15.4		(1.2)
(Favorable) prior year casualty reserve development	(30.0)	(5.1)		(10.0)	(1.9)		(3.2)
Total	69.7	11.8		90.3	17.5		(5.7)

For quantitative information on the favorable prior-year casualty reserve development by line of business, see the "Insurance Operations" section above, and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The 3.2-point decrease in the underwriting expense ratio in First Quarter 2021 compared to First Quarter 2020 was primarily driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020, as further discussed in "Insurance Operations" above, resulting in a decrease of 1.4 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 1.4 points in labor and travel expenses due to temporary expense reductions in these areas as a result of COVID-19.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
NPW	$222,062	150,794	47%
Direct new business	34,253	35,886	(5)
Retention	86%	86	—	pts
Renewal pure price increases	5.1	3.8	1.3
NPE	$193,520	164,580	18%
Underwriting income	36,573	13,074	180
Combined ratio	81.1%	92.1	(11.0)	pts
% of total Standard Commercial Lines NPW	33	29

In First Quarter 2021, NPW growth was up 47% from a year ago, of which 34 points was due to the COVID-19-related $46 million return audit and mid-term endorsement premium accrual taken on this line in the prior-year period. NPW growth also benefited from renewal pure price increases in First Quarter 2021.

The fluctuations in the combined ratios illustrated in the table above included the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(15.0)	(7.8)	pts	$—	—	pts	(7.8)	pts

The First Quarter 2021 reserve development was primarily attributable to lower loss severities in accident years 2018 and prior. There was no reserve development in First Quarter 2020.

In addition, the combined ratio decreased in First Quarter 2021 compared to First Quarter 2020 due to a 3.2-point decrease in the underwriting expense ratio, driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020, as further discussed in "Insurance Operations" above, resulting in a decrease of 1.5 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 1.5 points in labor and travel expenses.

Commercial Automobile
	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
NPW	$190,646	168,310	13%
Direct new business	28,746	28,857	—
Retention	87%	85	2	pts
Renewal pure price increases	9.0	7.6	1.4
NPE	$171,881	149,690	15%
Underwriting income (loss)	2,792	(774)	461
Combined ratio	98.4%	100.5	(2.1)	pts
% of total Standard Commercial Lines NPW	29	32

The increases in NPW shown in the table above reflect 9.0% renewal pure price increases and higher retention. This growth includes an in-force vehicle count increase of 4%.

The combined ratio improvements outlined above were driven by a 3.5-point decrease in the underwriting expense ratio compared to First Quarter 2020, driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020, as further discussed in "Insurance Operations" above, resulting in a decrease of 1.6 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 0.9 points in labor and travel expenses.

The improved underwriting expense ratio was partially offset by a 1.3-point increase in the loss and loss expense ratio, driven by the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$0.2	0.1	pts	$0.3	0.2	pts	(0.1)	pts
Non-catastrophe property loss and loss expenses	29.4	17.1		23.0	15.4		1.7
Total	29.6	17.2		23.3	15.6		1.6

Workers Compensation
	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
NPW	$92,291	51,196	80%
Direct new business	15,946	15,357	4
Retention	86%	84	2	pts
Renewal pure price increases	0.2	(2.6)	2.8
NPE	$78,190	66,706	17%
Underwriting income	20,418	11,035	85
Combined ratio	73.9%	83.5	(9.6)	pts
% of total Standard Commercial Lines NPW	14	10

In First Quarter 2021, NPW growth was up 80% from a year ago, of which 65 points was due to the COVID-19-related $29 million return audit and mid-term endorsement premium accrual taken on this line in the prior-year period, and also benefited from higher retention and renewal pure price increases.

The decrease in the combined ratio in First Quarter 2021 compared to the same prior year period was largely driven by favorable prior year casualty reserve development, as follows:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(15.0)	(19.2)	pts	$(10.0)	(15.0)	pts	(4.2)	pts

The development in First Quarter 2021 was primarily due to lower severities in accident years 2018 and prior, and the development in First Quarter 2020 was primarily due to lower severities in accident years 2017 and prior.

In addition, the First Quarter 2021 combined ratio was impacted by a 3.7-point decrease in the underwriting expense ratio compared to First Quarter 2020, driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020, as further discussed in "Insurance Operations" above, resulting in a decrease of 1.2 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 2.6 points in labor and travel expenses.

Commercial Property
	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
NPW	$113,382	103,126	10%
Direct new business	24,270	24,586	(1)
Retention	85%	84	1	pts
Renewal pure price increases	6.0	4.2	1.8
NPE	$102,810	93,869	10%
Underwriting (loss) income	6,766	(8,552)	179
Combined ratio	93.4%	109.1	(15.7)	pts
% of total Standard Commercial Lines NPW	17	20

The decrease in the combined ratio in First Quarter 2021 compared to First Quarter 2020 was driven by the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$13.7	13.3	pts	$19.7	20.9	pts	(7.6)	pts
Non-catastrophe property loss and loss expenses	44.6	43.4		45.6	48.6		(5.2)
Total	58.3	56.7		65.3	69.5		(12.8)

Nine events were designated as catastrophes that impacted First Quarter 2021, with one winter storm in February having the most significant impact on results. Five events impacted First Quarter 2020 catastrophe losses, which included a tornado and subsequent hail event that significantly impacted Tennessee.

In addition to the items in the tables above, the underwriting expense ratio decreased 2.8 points in First Quarter 2021 compared to First Quarter 2020 primarily driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020, as further discussed in "Insurance Operations" above, resulting in a decrease of 1.4 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 0.9 points in labor and travel expenses.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
Insurance Segments Results:
NPW	$65,077	67,640	(4)	%
NPE	73,821	76,128	(3)
Less:
Loss and loss expense incurred	47,166	54,332	(13)
Net underwriting expenses incurred	18,960	21,409	(11)
Underwriting income	$7,695	387	1,888	%
Combined Ratios:
Loss and loss expense ratio	63.9%	71.4	(7.5)	pts
Underwriting expense ratio	25.7	28.1	(2.4)
Combined ratio	89.6	99.5	(9.9)

NPW decreased in First Quarter 2021 compared to the same prior year period, driven by new business that was not sufficient to compensate for the non-renewed policies lost due to the challenging competitive environment in our personal auto line of business.

	Quarter ended March 31,		Change % or Points
($ in millions)	2021	2020
Direct new business	$9.8	9.9	(1)%
Retention	83%	83	—	pts
Renewal pure price increases	0.8	3.7	(2.9)

The loss and loss expense ratio decreased 7.5 points in First Quarter 2021 compared to First Quarter 2020 driven by the following:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$5.6	7.6	pts	$12.0	15.7	pts	(8.1)	pts
Non-catastrophe property loss and loss expenses	23.1	31.3		22.8	30.0		1.3
Total	28.7	38.9		34.8	45.7		(6.8)

Eight events were designated as catastrophes that impacted First Quarter 2021, with a late March thunderstorm in our footprint states having the most significant impact on results. Five events impacted First Quarter 2020, which included a tornado and subsequent hail event that significantly impacted Tennessee.

The underwriting expense ratio decreased 2.4 points in First Quarter 2021 compared to First Quarter 2020, driven primarily by the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020 as further discussed in "Insurance Operations" above, resulting in a decrease of 2.2 points in First Quarter 2021 compared to First Quarter 2020.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
Insurance Segments Results:
NPW	$67,536	61,255	10%
NPE	61,998	58,995	5
Less:
Loss and loss expense incurred	41,385	33,834	22
Net underwriting expenses incurred	20,097	21,317	(6)
Underwriting income	$516	3,844	(87)%
Combined Ratios:
Loss and loss expense ratio	66.8%	57.4	9.4	pts
Underwriting expense ratio	32.4	36.1	(3.7)
Combined ratio	99.2	93.5	5.7

NPW grew 10% in First Quarter 2021 compared to First Quarter 2020 due to strong new business growth and renewal pure price increases.

Quantitative information on the premium in this segment is as follows:

	Quarter ended March 31,		Change % or Points
($ in millions)	2021	2020
Direct new business	$31.3	27.5	14%
Renewal pure price increases	7.3%	3.9	3.4	pts

The loss and loss expense ratio increased 9.4 points in First Quarter 2021 compared to the same prior year period, primarily driven by the items outlined in the table below:

	First Quarter 2021			First Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$8.3	13.3	pts	$0.5	0.8	pts	12.5	pts
Non-catastrophe property loss and loss expenses	8.9	14.3		5.7	9.7		4.6
(Favorable) prior year casualty reserve development	(5.0)	(8.1)		—	—		(8.1)
Total	12.2	19.5		6.2	10.5		9.0

The increase in catastrophe losses in First Quarter 2021 compared to First Quarter 2020 was primarily due to a series of large winter storms that resulted in multiple catastrophes that significantly impacted Texas and other southern and central states.

The favorable prior year casualty reserve development for First Quarter 2021 was primarily attributable to lower loss severities in accident years 2016 through 2018. There was no prior year casualty reserve development in First Quarter 2020.

The underwriting expense ratio decreased 3.7 points in First Quarter 2021 compared to the same prior-year period, primarily driven by: (i) the increase in our allowance for credit losses on premiums receivable recorded in First Quarter 2020 as further discussed in "Insurance Operations" above, resulting in a decrease of 1.7 points in First Quarter 2021 compared to First Quarter 2020; and (ii) a decrease of 1.5 points in labor and travel expenses.

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and its overall total return while maintaining a high credit quality core fixed income portfolio and managing our duration risk profile. The effective duration of our fixed income and short-term investments was 3.9 years as of March 31, 2021, compared to the Insurance Subsidiaries' liability duration of 3.7 years at December 31, 2020. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are intended to maximize investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets at both March 31, 2021, and December 31, 2020. As of both dates, these investments had a weighted average credit rating of “AA-” with a 96% allocation to investment grade holdings. The sector composition and credit quality of these investments did not significantly change from December 31, 2020. We anticipate our existing "AA-" credit rating will decrease over the coming quarters to "A+" and, once that occurs, we expect to maintain the new rating as we manage new investment risk-adjusted returns. However, we do not anticipate a material shift in the overall risk/return characteristics of our fixed income investments.

Total Invested Assets
($ in thousands)	March 31, 2021	December 31, 2020	Change
Total invested assets	$7,559,266	7,505,599	1%
Invested assets per dollar of common stockholders' equity	2.97	2.96	—
Unrealized gain – before tax[1]	297,459	395,207	(25)
Unrealized gain – after tax[1]	234,993	312,214	(25)
1Includes unrealized gains on fixed income and equity securities.

Invested assets increased at March 31, 2021, compared to December 31, 2020, reflecting very strong operating cash flows during First Quarter 2021 of $130.3 million, that was 16% of NPW, partially offset by a decrease in pre-tax unrealized gains of $97.7 million during the quarter. The decrease in unrealized gains was driven by a significant increase in longer-dated benchmark United States Treasury rates, offset in part by tightening credit spreads as a result of reduced uncertainty in the marketplace.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A.
“Quantitative and Qualitative Disclosures About Market Risk.” of our 2020 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2021	2020
Fixed income securities	$52,823	50,253	5%
Commercial mortgage loans ("CMLs")	514	62	729
Equity securities	2,488	1,552	60
Short-term investments	85	1,166	(93)
Other investments	17,433	6,342	175
Investment expenses	(3,627)	(3,408)	6
Net investment income earned – before tax	69,716	55,967	25
Net investment income tax expense	(13,373)	(10,484)	28
Net investment income earned – after tax	$56,343	45,483	24
Effective tax rate	19.2%	18.7	0.5	pts
Annualized after-tax yield on fixed income investments	2.6	2.7	(0.1)
Annualized after-tax yield on investment portfolio	3.0	2.7	0.3

The increase in after-tax net investment income in First Quarter 2021 compared to First Quarter 2020 was driven by higher returns on alternative investments in our other investment portfolio. These returns are recorded on a one-quarter lag, and reflect the strong capital market performance in the fourth quarter of 2020.

Realized and Unrealized Gains and Losses
Our general investment philosophy is to (i) reduce our exposure to securities and sectors that we have evaluated and determined have deteriorated economic fundamentals, or (ii) determine appropriate timing for an opportunistic trade for other securities or sectors with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended March 31,		Change %
($ in thousands)	2021	2020
Net realized (losses) gains on disposals	$(795)	4,100	(119)%
Net unrealized gains (losses) equity securities	11,280	(17,137)	(166)
Net credit loss expense on fixed income securities, AFS	(4,997)	(15,787)	(68)
Net credit loss expense on fixed income securities, HTM	(7)	—	N/M
Net credit loss expense on CMLs	—	(240)	(100)
Losses on securities for which we have the intent to sell	(362)	(15,602)	(98)
Total net realized and unrealized gains (losses)	$5,119	$(44,666)	(111)

The improvement in net realized and unrealized gains was primarily driven by (i) unrealized gains on our equity securities compared to unrealized losses last year, which were driven by COVID-19-related market disruption, and (ii) lower intent-to-sell losses as we provided our investment managers significant trading flexibility last year given market conditions.

Federal Income Taxes
The following table provides information regarding federal income taxes:

	Quarter ended March 31,
($ in millions)	2021	2020
Federal income tax expense	$26.4	0.8
Effective tax rate[1]	19.8%	4.8
1The effective tax rate is calculated by taking "Total federal income tax expense" divided by "Income before federal income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Our First Quarter 2021 effective tax rate in the table above differs from the statutory rate of 21% principally due to: (i) the benefit of tax-advantaged interest and dividend income; and (ii) the impact of excess tax benefits on our stock-based compensation awards, partially offset by certain disallowances of executive compensation.

The increase in our effective tax rate during First Quarter 2021 compared to First Quarter 2020 was driven by a reduced effective tax rate during First Quarter 2020, primarily due to net realized and unrealized losses of $44.7 million, pre-tax, which provided a significant offset to the other components of pre-tax net income and reduced the effective tax rate.

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

Sources of Liquidity
Sources of cash for the Parent historically have consisted of dividends from the Insurance Subsidiaries, the investment portfolio held by the Parent, borrowings under third-party lines of credit, loan agreements with certain Insurance Subsidiaries, and the issuance of equity and debt securities. We continue to monitor these sources, giving consideration to our long-term liquidity and capital preservation strategies.

The Parent's investment portfolio provides liquidity through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities, and (iv) a cash balance. In the aggregate, Parent cash and total investments amounted to $490 million at both March 31, 2021, and December 31, 2020.

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

The Insurance Subsidiaries paid $35 million in total dividends to the Parent during First Quarter 2021. As of December 31, 2020, our allowable ordinary maximum dividend was $241 million for 2021. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned surplus reported in its statutory annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our shareholders if either (i) the Parent would be unable to pay its debts as they became due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to shareholders is also impacted by (i) covenants in its credit agreement (discussed below under "Line of Credit") that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness", Note 17. "Preferred Stock", and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2020 Annual Report.

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

For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. We met all covenants under our Line of Credit as of March 31, 2021.

Several Insurance Subsidiaries are members of Federal Home Loan Bank branches, as shown in the following table. Membership requires the ownership of branch stock and includes the right to borrow and gain access to liquidity. All FHLBI and FHLBNY borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q:

Branch	Insurance Subsidiary Member
FHLBI	Selective Insurance Company of South Carolina ("SICSC")[1] Selective Insurance Company of the Southeast ("SICSE")[1]
FHLBNY	Selective Insurance Company of America ("SICA") Selective Insurance Company of New York ("SICNY")
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, as SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. We have a remaining capacity of $338 million for Federal Home Loan Bank borrowings, with a $12.2 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings during First Quarter 2021.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance, that provide it additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both March 31, 2021 and December 31, 2020. The remaining capacity under these intercompany loan agreements was $97.1 million as of both March 31, 2021, and December 31, 2020.

Capital Market Activities
The Parent had no private or public issuances of stock during First Quarter 2021. In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were approximately $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board in conjunction with the preferred stock offering. During First Quarter 2021, we repurchased 52,781 shares of our common stock under this authorization at a cost of approximately $3.4 million, with a $64.49 average price per share. We have $96.6 million of remaining capacity under our share repurchase program.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On April 28, 2021, our Board of Directors declared:

•A cash dividend of $0.25 per common share that is payable June 1, 2021 to holders of record as of May 14, 2021; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) that is payable June 15, 2021 to holders of record as of May 31, 2021.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. The following summarizes our upcoming principal payments due:

•$25 million to FHLBNY on July 21, 2021;
•$25 million to FHLBNY on August 16, 2021; and
•$60 million to FHLBI on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2021, we had GAAP stockholders' equity of $2.7 billion and statutory surplus of $2.2 billion. With total debt of $550.9 million at March 31, 2021, our debt-to-capital ratio was 16.7%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

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

Book value per share was $42.38 as of March 31, 2021, equal to the book value as of December 31, 2020, as $1.77 in net income per share was partially offset by $1.44 of lower unrealized gains on our fixed income securities portfolio and $0.25 in dividends to our common shareholders.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2020 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best Company	A	Positive
Moody's Investors Services	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings	A	Stable

On April 2, 2021, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our strong capitalization, financial performance, stable underwriting results, and return metrics that have remained favorable compared to peers.

Off-Balance Sheet Arrangements
At March 31, 2021, and December 31, 2020, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves, (ii) contractual obligations pursuant to operating and financing leases for office space and equipment, and (iii) notes payable have not materially changed since December 31, 2020. At March 31, 2021, we had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$218.0	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	47.8	2030
Non-publicly traded common stock within our equity portfolio	13.1	2027
CMLs	5.5	Less than a year
Privately-placed corporate securities	8.0	Less than a year
Total	$292.4

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay and/or refinance these obligations as they come due.

We have issued no material guarantees on behalf of others and have no trading activities involving non-exchange traded contracts accounted for at fair value. For additional details on transactions with related parties, see Note 18. "Related Party Transactions" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information about market risk set forth in our 2020 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of March 31, 2021, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our purchases of our common stock in First Quarter 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2021	—	$—	—	$100.0
February 1 - 28, 2021	136,622	64.64	52,781	96.6
March 1 - 31, 2021	177	71.79	—	96.6
Total	136,799	$64.65	52,781	$96.6
1Of the total number of shares purchased, 84,018 shares were purchased from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion and based on market conditions and other considerations.

ITEM 6. EXHIBITS.

Exhibit No.
*10.1+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2021), Amended and Restated Effective July 1, 2021.
*11	Statement Re: Computation of Per Share Earnings.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	April 29, 2021	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	April 29, 2021	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)