Form 10-Q
period 2021-06-30
SELECTIVE INSURANCE GROUP INC
filed 2021-07-29
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021
or

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
Yes ☐ No ☒
As of July 16, 2021, there were 60,107,525 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $27,882 – 2021; $18,001 – 2020)	$27,035	16,846
Less: allowance for credit losses	(79)	(22)
Fixed income securities, held-to-maturity, net of allowance for credit losses	26,956	16,824

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $6,011 – 2021 and $3,969 – 2020; amortized cost: $6,311,749 – 2021 and $6,073,517 – 2020)	6,626,400	6,455,928

Commercial mortgage loans – at carrying value (fair value: $73,559 – 2021 and $47,289 – 2020)	72,034	46,306
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	72,034	46,306

Equity securities – at fair value (cost: $320,586 – 2021; $301,551 – 2020)	348,342	310,367
Short-term investments	351,230	409,852
Other investments	330,479	266,322
Total investments (Note 4 and 5)	7,755,441	7,505,599
Cash	450	394
Restricted cash	8,803	14,837
Interest and dividends due or accrued	46,069	45,004

Premiums receivable	1,006,250	857,014
Less: allowance for credit losses (Note 6)	(18,300)	(21,000)
Premiums receivable, net of allowance for credit losses	987,950	836,014

Reinsurance recoverable	598,658	589,269
Less: allowance for credit losses (Note 7)	(1,777)	(1,777)
Reinsurance recoverable, net of allowance for credit losses	596,881	587,492

Prepaid reinsurance premiums	177,663	170,531
Property and equipment – at cost, net of accumulated depreciation and amortization of: $251,533 – 2021; $240,150 – 2020	75,142	77,696
Deferred policy acquisition costs	323,155	288,578
Goodwill	7,849	7,849
Other assets	188,468	153,919
Total assets	$10,167,871	9,687,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,437,253	4,260,355
Unearned premiums	1,791,308	1,618,271
Long-term debt	550,881	550,743
Current federal income tax	7,451	14,021
Deferred federal income tax	10,881	27,096
Accrued salaries and benefits	103,383	114,868
Other liabilities	375,347	363,670
Total liabilities	$7,276,504	6,949,024

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2021 and 2020
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,371,083 – 2021; 104,032,912 – 2020	208,742	208,066
Additional paid-in capital	454,459	438,985
Retained earnings	2,467,596	2,271,537
Accumulated other comprehensive income (Note 11)	169,371	220,186
Treasury stock – at cost (shares: 44,264,847 – 2021; 44,127,109 – 2020) (Note 12)	(608,801)	(599,885)
Total stockholders’ equity	$2,891,367	2,738,889
Commitments and contingencies
Total liabilities and stockholders’ equity	$10,167,871	9,687,913

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Net premiums earned	$740,518	630,671	$1,465,478	1,282,374
Net investment income earned	83,731	34,444	153,447	90,411
Net realized and unrealized investment gains (losses)	10,057	12,649	15,176	(32,017)
Other income	6,212	4,683	10,324	6,508
Total revenues	840,518	682,447	1,644,425	1,347,276

Expenses:
Loss and loss expense incurred	421,623	403,949	835,024	804,273
Amortization of deferred policy acquisition costs	154,357	136,931	303,408	273,432
Other insurance expenses	94,862	84,601	183,772	179,947
Interest expense	7,366	7,928	14,725	15,529
Corporate expenses	9,112	6,345	18,666	15,405
Total expenses	687,320	639,754	1,355,595	1,288,586

Income before federal income tax	153,198	42,693	288,830	58,690

Federal income tax expense:
Current	32,017	(1,350)	60,441	8,536
Deferred	(702)	9,860	(2,764)	735
Total federal income tax expense	31,315	8,510	57,677	9,271

Net income	$121,883	34,183	$231,153	49,419

Preferred stock dividends	2,300	—	4,753	—

Net income available to common stockholders	$119,583	34,183	$226,400	49,419

Earnings per common share:
Net income available to common stockholders - Basic	$1.99	0.57	$3.77	0.83

Net income available to common stockholders - Diluted	$1.98	0.57	$3.74	0.82

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income	$121,883	34,183	$231,153	49,419

Other comprehensive income (loss) ("OCI"), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	28,086	149,127	(53,527)	74,882
Unrealized gains (losses) on securities with credit loss recognized in earnings	7,888	29,608	(1,055)	(22,050)
Amounts reclassified into net income:
Held-to-maturity ("HTM") securities	(2)	(25)	(4)	(5)
Net realized losses (gains) on disposals and intent-to-sell available-for-sale ("AFS") securities	46	(1,332)	523	7,616
Credit loss (benefit) expense	(1,795)	(3,890)	2,153	8,582
Total unrealized gains (losses) on investment securities	34,223	173,488	(51,910)	69,025

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	548	595	1,095	1,191
Total defined benefit pension and post-retirement plans	548	595	1,095	1,191
Other comprehensive income (loss)	34,771	174,083	(50,815)	70,216
Comprehensive income	$156,654	208,266	$180,338	119,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2021	2020	2021	2020
Preferred stock:
Beginning of period	$200,000	—	$200,000	—
Issuance of preferred stock	—	—	—	—
End of period	200,000	—	200,000	—

Common stock:
Beginning of period	208,576	207,665	208,066	206,968
Dividend reinvestment plan	11	16	24	30
Stock purchase and compensation plans	155	194	652	877
End of period	208,742	207,875	208,742	207,875

Additional paid-in capital:
Beginning of period	446,410	427,328	438,985	418,521
Dividend reinvestment plan	416	407	845	815
Stock purchase and compensation plans	7,633	7,284	14,629	15,683
End of period	454,459	435,019	454,459	435,019

Retained earnings:
Beginning of period, as previously reported	2,363,189	2,083,340	2,271,537	2,080,529
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax	—	—	—	1,435
Balance at beginning of period, as adjusted	2,363,189	2,083,340	2,271,537	2,081,964
Net income	121,883	34,183	231,153	49,419
Dividends to preferred stockholders	(2,300)	—	(4,753)	—
Dividends to common stockholders	(15,176)	(13,894)	(30,341)	(27,754)
End of period	2,467,596	2,103,629	2,467,596	2,103,629

Accumulated other comprehensive income (loss) ("AOCI"):
Beginning of period	134,600	(22,117)	220,186	81,750
Other comprehensive income (loss)	34,771	174,083	(50,815)	70,216
End of period	169,371	151,966	169,371	151,966

Treasury stock:
Beginning of period	(608,730)	(599,760)	(599,885)	(592,832)
Acquisition of treasury stock - share repurchase authorization	—	—	(3,404)	—
Acquisition of treasury stock - shares acquired related to employee-share based compensation plans	(71)	(54)	(5,512)	(6,982)
End of period	(608,801)	(599,814)	(608,801)	(599,814)

Total stockholders’ equity	$2,891,367	2,298,675	$2,891,367	2,298,675

Dividends declared per preferred share	$287.50	—	$594.17	—
Dividends declared per common share	$0.25	0.23	$0.50	0.46

Preferred stock, shares outstanding:
Beginning of period	8,000	—	8,000	—
Issuance of preferred stock	—	—	—	—
End of period	8,000	—	8,000	—

Common stock, shares outstanding:
Beginning of period	60,023,883	59,707,545	59,905,803	59,461,153
Dividend reinvestment plan	5,636	7,899	12,056	14,874
Stock purchase and compensation plan	77,656	97,365	326,115	438,601
Acquisition of treasury stock - share repurchase authorization	—	—	(52,781)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(939)	(1,067)	(84,957)	(102,886)
End of period	60,106,236	59,811,742	60,106,236	59,811,742

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2021	2020
Operating Activities
Net income	$231,153	49,419

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,451	29,634
Stock-based compensation expense	10,927	11,198
Undistributed (gains) losses of equity method investments	(34,841)	7,319
Distributions in excess of current year income of equity method investments	1,817	8,488
Net realized and unrealized (gains) losses	(15,176)	32,017
Loss on disposal of fixed assets	10	17

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	167,509	101,151
Increase in unearned premiums, net of prepaid reinsurance	165,905	89,705
(Decrease) increase in net federal income taxes	(9,278)	8,340
Increase in premiums receivable	(151,936)	(44,095)
Increase in deferred policy acquisition costs	(34,577)	(14,269)
Increase in interest and dividends due or accrued	(1,124)	(934)
Decrease in accrued salaries and benefits	(11,485)	(44,082)
Increase in other assets	(21,991)	(2,753)
Decrease in other liabilities	(31,912)	(33,770)
Net cash provided by operating activities	292,452	197,385

Investing Activities
Purchase of fixed income securities, held-to-maturity	(11,250)	—
Purchase of fixed income securities, available-for-sale	(1,158,017)	(961,803)
Purchase of commercial mortgage loans	(25,945)	(17,934)
Purchase of equity securities	(76,793)	(73,879)
Purchase of other investments	(40,286)	(39,400)
Purchase of short-term investments	(2,596,863)	(3,368,828)
Sale of fixed income securities, available-for-sale	307,057	302,342
Proceeds from commercial mortgage loans	217	54
Sale of short-term investments	2,655,450	3,278,106
Redemption and maturities of fixed income securities, held-to-maturity	1,032	1,200
Redemption and maturities of fixed income securities, available-for-sale	629,512	461,527
Sale of equity securities	57,316	1,320
Sale of other investments	3,128	53
Distributions from other investments	6,245	7,349
Purchase of property and equipment	(9,491)	(12,634)
Net cash used in investing activities	(258,688)	(422,527)

Financing Activities
Dividends to preferred stockholders	(4,753)	—
Dividends to common stockholders	(29,155)	(26,631)
Acquisition of treasury stock	(8,916)	(6,982)
Net proceeds from stock purchase and compensation plans	3,790	4,731
Preferred stock issued, net of issuance costs	(479)	—
Proceeds from borrowings	—	387,000
Repayments of borrowings	—	(135,000)
Repayments of finance lease obligations	(229)	(314)
Net cash (used in) provided by financing activities	(39,742)	222,804
Net decrease in cash and restricted cash	(5,978)	(2,338)
Cash and restricted cash, beginning of year	15,231	7,975
Cash and restricted cash, end of period	$9,253	5,637

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2021 (“Second Quarter 2021”) and June 30, 2020 (“Second Quarter 2020”) and the six-month periods ended June 30, 2021 (“Six Months 2021”) and June 30, 2020 (“Six Months 2020”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because results of operations for any interim period are not necessarily indicative of results for a full year, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the SEC.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2021	2020
Cash paid during the period for:
Interest	$14,547	14,920
Federal income tax	66,000	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,348	4,443
Operating cash flows from financing leases	4	10
Financing cash flows from finance leases	229	314

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	45,392	18,224
Corporate actions related to fixed income securities, HTM[1]	—	2,596
Corporate actions related to equity securities[1]	527	890
Assets acquired under finance lease arrangements	183	119
Assets acquired under operating lease arrangements	16	4,358
Non-cash purchase of property and equipment	35	60
1Examples of corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table reconciles cash and restricted cash reported in the Consolidated Balance Sheets with what is reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2021	December 31, 2020
Cash	$450	394
Restricted cash	8,803	14,837
Total cash and restricted cash shown in the Statements of Cash Flows	$9,253	15,231

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information about our AFS securities as of June 30, 2021, and December 31, 2020, is as follows:

June 30, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$132,506	—	4,319	(631)	136,194
Foreign government	14,578	(49)	819	(73)	15,275
Obligations of states and political subdivisions	1,119,039	(38)	81,003	(103)	1,199,901
Corporate securities	2,325,858	(3,477)	146,061	(1,555)	2,466,887
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,266,236	(1,399)	20,110	(2,724)	1,282,223
Residential mortgage-backed securities ("RMBS")	820,650	(1,034)	35,655	(774)	854,497
Commercial mortgage-backed securities ("CMBS")	632,882	(14)	39,420	(865)	671,423
Total AFS fixed income securities	$6,311,749	(6,011)	327,387	(6,725)	6,626,400

December 31, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$110,038	—	6,239	(137)	116,140
Foreign government	16,801	(1)	1,569	(3)	18,366
Obligations of states and political subdivisions	1,159,588	(4)	87,564	(11)	1,247,137
Corporate securities	2,152,203	(2,782)	180,971	(2,340)	2,328,052
CLO and other ABS	1,014,820	(592)	20,166	(7,843)	1,026,551
RMBS	999,485	(561)	53,065	(201)	1,051,788
CMBS	620,582	(29)	48,348	(1,007)	667,894
Total AFS fixed income securities	$6,073,517	(3,969)	397,922	(11,542)	6,455,928

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended June 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$56	—	(7)	—	—	49
Obligations of states and political subdivisions	201	—	(163)	—	—	38
Corporate securities	6,166	148	(2,403)	(373)	(61)	3,477
CLO and other ABS	1,470	—	(70)	(1)	—	1,399
RMBS	864	3	230	(63)	—	1,034
CMBS	24	4	(14)	—	—	14
Total AFS fixed income securities	$8,781	155	(2,427)	(437)	(61)	6,011

Quarter ended June 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$21	—	7	—	—	28
Obligations of states and political subdivisions	29	15	(27)	—	—	17
Corporate securities	13,412	813	(5,686)	(395)	(67)	8,077
CLO and other ABS	1,565	27	(145)	(58)	—	1,389
RMBS	722	—	124	(15)	—	831
CMBS	38	8	7	—	—	53
Total AFS fixed income securities	$15,787	863	(5,720)	(468)	(67)	10,395

Six Months ended June 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	49	(1)	—	—	49
Obligations of states and political subdivisions	4	25	9	—	—	38
Corporate securities	2,782	2,185	(909)	(520)	(61)	3,477
CLO and other ABS	592	941	(116)	(18)	—	1,399
RMBS	561	618	(68)	(77)	—	1,034
CMBS	29	2	(17)	—	—	14
Total AFS fixed income securities	$3,969	3,820	(1,102)	(615)	(61)	6,011

Six Months ended June 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$—	28	—	—	—	28
Obligations of states and political subdivisions	—	17	—	—	—	17
Corporate securities	—	8,539	—	(395)	(67)	8,077
CLO and other ABS	—	1,447	—	(58)	—	1,389
RMBS	—	846	—	(15)	—	831
CMBS	—	53	—	—	—	53
Total AFS fixed income securities	$—	10,930	—	(468)	(67)	10,395

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. Accrued interest on AFS securities was $44.9 million as of June 30, 2021, and $43.8 million as of December 31, 2020. We did not record any write-offs during 2021 or 2020.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

June 30, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$17,582	(631)	—	—	17,582	(631)
Foreign government	3,122	(73)	—	—	3,122	(73)
Obligations of states and political subdivisions	7,222	(103)	—	—	7,222	(103)
Corporate securities	84,676	(880)	6,163	(675)	90,839	(1,555)
CLO and other ABS	415,284	(1,699)	71,126	(1,025)	486,410	(2,724)
RMBS	84,141	(774)	—	—	84,141	(774)
CMBS	54,258	(704)	14,511	(161)	68,769	(865)
Total AFS fixed income securities	$666,285	(4,864)	91,800	(1,861)	758,085	(6,725)

December 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,519	(137)	—	—	11,519	(137)
Foreign government	1,122	(3)	—	—	1,122	(3)
Obligations of states and political subdivisions	2,223	(11)	—	—	2,223	(11)
Corporate securities	65,187	(2,152)	2,400	(188)	67,587	(2,340)
CLO and other ABS	261,746	(2,995)	165,661	(4,848)	427,407	(7,843)
RMBS	18,227	(194)	1,181	(7)	19,408	(201)
CMBS	55,482	(616)	16,093	(391)	71,575	(1,007)
Total AFS fixed income securities	$415,506	(6,108)	185,335	(5,434)	600,841	(11,542)

We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. The decrease in gross unrealized losses during Six Months 2021 was driven by an increase in longer-dated benchmark United States Treasury rates, partially offset by the tightening of credit spreads. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report, we have concluded that no allowance for credit loss is required on these balances. This conclusion reflects our current judgment as to the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(c) Fixed income securities at June 30, 2021 are summarized below by contractual maturity. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$537,130	1,032	1,033
Due after one year through five years	3,365,039	14,971	15,808
Due after five years through 10 years	2,109,060	10,953	11,041
Due after 10 years	615,171	—	—
Total fixed income securities	$6,626,400	26,956	27,882

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2021			December 31, 2020
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$218,385	110,998	329,383	157,276	100,905	258,181
Private credit	58,674	96,132	154,806	54,017	98,330	152,347
Real assets	19,970	15,773	35,743	19,659	16,493	36,152
Total alternative investments	297,029	222,903	519,932	230,952	215,728	446,680
Other securities	33,450	—	33,450	35,370	—	35,370
Total other investments	$330,479	222,903	553,382	266,322	215,728	482,050
1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments stated above, but we do not have a material future obligation to fund losses or debts on behalf of these investments. We have not provided any non-contractual financial support at any time during 2021 or 2020.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the gross summarized financial statement information for these investments for the three and six-months ended March 31, and (ii) the portion of these results that are included in our Second Quarter and Six Months results:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2021	2020	2021	2020
Net investment income	$8.4	(3.1)	$490.0	9.6
Realized gains	1,392.5	179.0	2,168.6	343.8
Net change in unrealized appreciation	4,948.9	(2,862.9)	9,579.7	(1,658.9)
Net income	$6,349.8	(2,687.0)	$12,238.3	(1,305.5)
Insurance Subsidiaries’ alternative investments income	$29.9	(16.0)	$50.1	(9.7)

(e) Certain Insurance Subsidiaries, as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"), have pledged certain AFS fixed income securities as collateral. Additionally, to comply with insurance laws, certain Insurance Subsidiaries have deposited certain securities with various state and regulatory agencies at June 30, 2021. We retain all rights regarding all securities pledged as collateral. The following table summarizes the market value of these securities at June 30, 2021:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	21.6	21.6
Obligations of states and political subdivisions	—	—	5.0	5.0
RMBS	78.5	48.9	—	127.4
CMBS	6.7	15.6	—	22.3
Total pledged as collateral	$85.2	64.5	26.6	176.3

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of June 30, 2021, or December 31, 2020.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Fixed income securities	$52,608	51,079	$105,431	101,332
Commercial mortgage loans ("CMLs")	695	156	1,209	218
Equity securities	2,982	2,023	5,470	3,575
Short-term investments	55	420	140	1,586
Other investments	32,860	(15,846)	50,293	(9,504)
Investment expenses	(5,469)	(3,388)	(9,096)	(6,796)
Net investment income earned	$83,731	34,444	$153,447	90,411
The increase in net investment income earned in Second Quarter 2021 and Six Months 2021 compared to the prior year periods were driven by the alternative investments in our other investments portfolio. The results reflect the improvement in the equity markets in the three and six-month periods ending March 31, 2021, as our results on these holdings are recorded on a one-quarter lag.

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Gross gains on sales	$2,079	6,478	$5,755	12,151
Gross losses on sales	(1,811)	(3,863)	(6,282)	(5,436)
Net realized gains (losses) on disposals	268	2,615	(527)	6,715
Net unrealized gains (losses) on equity securities	7,661	5,701	18,941	(11,436)
Net credit loss benefit (expense) on fixed income securities, AFS	2,272	4,923	(2,725)	(10,864)
Net credit loss (expense) benefit on fixed income securities, HTM	(53)	1	(60)	1
Net credit loss benefit (expense) on CMLs	—	22	—	(218)
Losses on securities for which we have the intent to sell	(91)	(613)	(453)	(16,215)
Net realized and unrealized gains (losses)	$10,057	12,649	$15,176	(32,017)

Unrealized gains (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at period end	$7,458	5,701	$16,942	(11,439)
On securities sold during period	203	—	1,999	3
Total unrealized gains (losses) recognized in income on equity securities	$7,661	5,701	$18,941	(11,436)

The improvement in net realized and unrealized gains in Six Months 2021 as compared to Six Months 2020 was primarily driven by (i) unrealized gains on our equity securities compared to unrealized losses last year, which were driven by COVID-19-related market disruption, and (ii) lower intent-to-sell losses as we provided our investment managers significant trading flexibility last year given market conditions.

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,915	64,485	49,914	66,148
6.70% Senior Notes	99,509	124,997	99,499	127,886
5.375% Senior Notes	294,285	372,432	294,241	383,669
1.61% borrowings from FHLBNY	25,000	25,026	25,000	25,182
1.56% borrowings from FHLBNY	25,000	25,050	25,000	25,198
3.03% borrowings from FHLBI	60,000	65,549	60,000	67,513
Subtotal long-term debt	553,709	677,539	553,654	695,596
Unamortized debt issuance costs	(3,291)		(3,419)
Finance lease obligations	463		508
Total long-term debt	$550,881		550,743

For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2021, and December 31, 2020:

June 30, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$136,194	59,569	76,625	—
Foreign government	15,275	—	15,275	—
Obligations of states and political subdivisions	1,199,901	—	1,191,919	7,982
Corporate securities	2,466,887	—	2,376,482	90,405
CLO and other ABS	1,282,223	—	1,211,486	70,737
RMBS	854,497	—	854,497	—
CMBS	671,423	—	671,423	—
Total AFS fixed income securities	6,626,400	59,569	6,397,707	169,124
Equity securities:
Common stock[1]	346,232	260,971	—	—
Preferred stock	2,110	2,110	—	—
Total equity securities	348,342	263,081	—	—
Short-term investments	351,230	351,133	97	—
Total assets measured at fair value	$7,325,972	673,783	6,397,804	169,124

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,140	40,960	75,180	—
Foreign government	18,366	—	18,366	—
Obligations of states and political subdivisions	1,247,137	—	1,244,243	2,894
Corporate securities	2,328,052	—	2,257,352	70,700
CLO and other ABS	1,026,551	—	970,176	56,375
RMBS	1,051,788	—	1,051,788	—
CMBS	667,894	—	667,894	—
Total AFS fixed income securities	6,455,928	40,960	6,284,999	129,969
Equity securities:
Common stock[1]	308,632	261,846	—	—
Preferred stock	1,735	1,735	—	—
Total equity securities	310,367	263,581	—	—
Short-term investments	409,852	405,400	4,452	—
Total assets measured at fair value	$7,176,147	709,941	6,289,451	129,969
1Investments amounting to $85.3 million at June 30, 2021, and $46.8 million at December 31, 2020, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table enables reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Six Months 2021 and Six Months 2020:

June 30, 2021
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	(13)	1,899	396	2,282
Net realized and unrealized (losses) gains	—	11	(82)	(71)
Net investment income earned	—	13	6	19
Purchases	—	25,403	17,639	43,042
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(167)	(1,429)	(1,596)
Transfers into Level 3	5,101	—	3,226	8,327
Transfers out of Level 3	—	(7,454)	(5,394)	(12,848)
Fair value, June 30, 2021	$7,982	90,405	70,737	169,124

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	11	(82)	(71)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(13)	1,899	396	2,282

June 30, 2020
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	$—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	(111)	(1,770)	(367)	(2,248)
Net realized and unrealized (losses) gains	—	(384)	(349)	(733)
Net investment income earned	—	—	1	1
Purchases	—	3,002	9,690	12,692
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(138)	(1,032)	(1,170)
Transfers into Level 3	2,890	4,592	20,107	27,589
Transfers out of Level 3	—	—	(9,924)	(9,924)
Fair value, June 30, 2020	$2,779	22,353	35,160	60,292

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	(384)	(349)	(733)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(111)	(1,770)	(367)	(2,248)

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at June 30, 2021, and December 31, 2020:

June 30, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,665	—	4,665	—
Corporate securities	23,217	—	23,217	—
Total HTM fixed income securities	$27,882	—	27,882	—

CMLs	$73,559	—	—	73,559

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$64,485	—	64,485	—
6.70% Senior Notes	124,997	—	124,997	—
5.375% Senior Notes	372,432	—	372,432	—
1.61% borrowings from FHLBNY	25,026	—	25,026	—
1.56% borrowings from FHLBNY	25,050	—	25,050	—
3.03% borrowings from FHLBI	65,549	—	65,549	—
Total long-term debt	$677,539	—	677,539	—

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,795	—	4,795	—
Corporate securities	13,206	—	13,206	—
Total HTM fixed income securities	$18,001	—	18,001	—

CMLs	$47,289	—	—	47,289

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,148	—	66,148	—
6.70% Senior Notes	127,886	—	127,886	—
5.375% Senior Notes	383,669	—	383,669	—
1.61% borrowings from FHLBNY	25,182	—	25,182	—
1.56% borrowings from FHLBNY	25,198	—	25,198	—
3.03% borrowings from FHLBI	67,513	—	67,513	—
Total long-term debt	$695,596	—	695,596	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$21,000	$18,000	$21,000	$6,400
Cumulative effect adjustment[1]	—	—	—	1,058
Balance at beginning of period, as adjusted	$21,000	$18,000	$21,000	$7,458
Current period provision for expected credit losses	733	4,597	1,541	15,792
Write-offs charged against the allowance for credit losses	(3,526)	(1,597)	(4,400)	(2,250)
Recoveries	93	—	159	—
Allowance for credit losses, end of period	$18,300	$21,000	$18,300	$21,000
1Represents the impact of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

In Six Months 2020, we recognized an additional allowance for credit losses of $13.5 million, net of write-offs and recoveries. We based this increase on an evaluation of the recoverability of our premiums receivable in light of (i) the billing accommodations we announced during the first quarter of 2020 and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. The billing accommodations included individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees. The heightened credit risk experienced in 2020 led us to increase the allowance for credit losses to $21.0 million in Second Quarter 2020. During Second Quarter 2021, we realized a portion of the anticipated write-offs, which reduced our allowance. The reduction was partially offset by the additional provision established on current-year premiums, which resulted in the ending allowance of $18.3 million.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2021, and December 31, 2020:

	June 30, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$40,382	$14	$40,396
A+	357,328	2,554	359,882
A	105,600	87	105,687
A-	2,054	—	2,054
B++	135	244	379
B+	—	—	—
Total rated reinsurers	$505,499	$2,899	$508,398

Non-rated reinsurers
Federal and state pools	$86,512	$—	$86,512
Other than federal and state pools	3,474	274	3,748
Total non-rated reinsurers	$89,986	$274	$90,260

Total reinsurance recoverable, gross	$595,485	$3,173	$598,658
Less: allowance for credit losses[1]			(1,777)
Total reinsurance recoverable, net			$596,881

	December 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$37,464	$102	$37,566
A+	354,846	2,452	357,298
A	105,652	415	106,067
A-	2,139	—	2,139
B++	56	324	380
B+	—	—	—
Total rated reinsurers	$500,157	$3,293	$503,450

Non-rated reinsurers
Federal and state pools	$82,575	$—	$82,575
Other than federal and state pools	2,676	568	3,244
Total non-rated reinsurers	$85,251	$568	$85,819

Total reinsurance recoverable, gross	$585,408	$3,861	$589,269
Less: allowance for credit losses[1]			(1,777)
Total reinsurance recoverable, net			$587,492
1Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

For a discussion of the methodology used to evaluate our estimate of expected credit losses, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,840	1,502	$1,777	4,400
Cumulative effect adjustment[1]	—	—	—	(2,903)
Balance at beginning of period, as adjusted	$1,840	1,502	$1,777	1,497
Current period provision for expected credit losses	(63)	894	—	899
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,777	2,396	$1,777	2,396
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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Premiums written:
Direct	$954,770	834,643	$1,863,544	1,581,074
Assumed	4,872	6,410	10,405	12,453
Ceded	(126,437)	(116,301)	(242,566)	(221,448)
Net	$833,205	724,752	$1,631,383	1,372,079
Premiums earned:
Direct	$853,456	733,647	$1,690,825	1,488,538
Assumed	4,411	6,055	10,087	12,228
Ceded	(117,349)	(109,031)	(235,434)	(218,392)
Net	$740,518	630,671	$1,465,478	1,282,374
Loss and loss expenses incurred:
Direct	$460,073	451,013	$901,580	876,808
Assumed	3,217	4,300	6,664	9,198
Ceded	(41,667)	(51,364)	(73,220)	(81,733)
Net	$421,623	403,949	$835,024	804,273

Direct premiums written ("DPW") increased $120.1 million, or 14%, in Second Quarter 2021 compared to Second Quarter 2020. The increase included three percentage points from the COVID-19-related $19.7 million premium credit to our personal and commercial automobile policyholders in Second Quarter 2020. This premium credit to customers with in-force polices was equivalent to 15% of their April and May 2020 premiums.

Additionally, DPW increased $282.5 million, or 18%, in Six Months 2021 compared to Six Months 2020 resulted from (i) overall renewal pure price increases, (ii) new business growth, and (iii) strong retention. This increase also included seven percentage points from the $75.0 million return audit and endorsement premium accrual that was recorded in the first quarter of 2020 and the premium credit mentioned above. This accrual reflected lower exposure levels, which determine the premium we charge, attributable to the economic impacts of the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business.

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Ceded premiums written	$(75,081)	(74,187)	$(140,823)	(136,274)
Ceded premiums earned	(66,833)	(67,369)	(134,352)	(134,230)
Ceded loss and loss expenses incurred	(18,941)	(12,991)	(21,148)	(18,087)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Six Months ended June 30,
($ in thousands)	2021	2020
Gross reserve for loss and loss expense, at beginning of year	$4,260,355	4,067,163
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	554,269	547,066
Net reserve for loss and loss expense, at beginning of year	3,706,086	3,520,097
Incurred loss and loss expense for claims occurring in the:
Current year	886,801	825,201
Prior years	(51,777)	(20,928)
Total incurred loss and loss expense	835,024	804,273
Paid loss and loss expense for claims occurring in the:
Current year	227,505	221,422
Prior years	455,919	479,736
Total paid loss and loss expense	683,424	701,158
Net reserve for loss and loss expense, at end of period	3,857,686	3,623,212
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	579,567	553,694
Gross reserve for loss and loss expense at end of period	$4,437,253	4,176,906
1 Six Months 2020 includes an adjustment of $2.9 million related to our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Prior year reserve development in Six Months 2021 was favorable by $51.8 million, which included $52.0 million of casualty reserve development. The favorable casualty reserve development included $25.0 million in our general liability line of business, $20.0 million in our workers compensation line of business, and $7.0 million in our Excess and Surplus ("E&S") casualty lines of business.

Prior year reserve development in Six Months 2020 was favorable by $20.9 million, which included $25.0 million of casualty reserve development, partially offset by $4.1 million of unfavorable property reserve development. The favorable casualty reserve development included $25 million in our workers compensation line of business and $10 million in our general liability line of business, partially offset by $10.0 million of unfavorable reserve development in our commercial automobile line of business.
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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Standard Commercial Lines:
Net premiums earned:
Commercial property	$106,113	95,413	$208,923	189,282
Workers compensation	74,337	61,906	152,527	128,612
General liability	197,293	163,273	390,813	327,853
Commercial automobile	178,028	138,535	349,909	288,225
Businessowners' policies	29,311	27,516	57,938	54,552
Bonds	8,993	9,210	17,586	18,849
Other	5,679	5,151	11,199	10,211
Miscellaneous income	5,795	4,195	9,502	5,586
Total Standard Commercial Lines revenue	605,549	505,199	1,198,397	1,023,170
Standard Personal Lines:
Net premiums earned:
Personal automobile	41,009	38,189	82,402	80,676
Homeowners	30,570	31,652	61,168	63,142
Other	1,714	1,792	3,544	3,943
Miscellaneous income	417	488	822	922
Total Standard Personal Lines revenue	73,710	72,121	147,936	148,683
E&S Lines:
Net premiums earned:
Casualty lines	47,642	42,722	91,475	86,794
Property lines	19,829	15,312	37,994	30,235
Total E&S Lines revenue	67,471	58,034	129,469	117,029
Investments:
Net investment income	83,731	34,444	153,447	90,411
Net realized and unrealized investment gains (losses)	10,057	12,649	15,176	(32,017)
Total Investments revenue	93,788	47,093	168,623	58,394
Total revenues	$840,518	682,447	$1,644,425	1,347,276

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Standard Commercial Lines:
Underwriting gain, before federal income tax	$67,938	16,730	$137,437	33,856
Underwriting gain, after federal income tax	53,671	13,217	108,575	26,747
Combined ratio	88.7%	96.7	88.4	96.7
ROE contribution	8.2	2.4	8.3	2.4

Standard Personal Lines:
Underwriting gain (loss), before federal income tax	$5,644	(6,325)	$13,339	(5,938)
Underwriting gain (loss), after federal income tax	4,459	(4,997)	10,538	(4,691)
Combined ratio	92.3%	108.8	90.9	104.0
ROE contribution	0.7	(0.9)	0.8	(0.4)

E&S Lines:
Underwriting gain (loss), before federal income tax	$2,306	(532)	$2,822	3,312
Underwriting gain (loss), after federal income tax	1,822	(420)	2,229	2,616
Combined ratio	96.6%	100.9	97.8	97.2
ROE contribution	0.3	(0.1)	0.2	0.2

Investments:
Net investment income	$83,731	34,444	$153,447	90,411
Net realized and unrealized investment gains (losses)	10,057	12,649	15,176	(32,017)
Total investment segment income, before federal income tax	93,788	47,093	168,623	58,394
Tax on investment segment income	18,402	8,558	32,850	9,662
Total investment segment income, after federal income tax	$75,386	38,535	$135,773	48,732
ROE contribution of after-tax net investment income	10.3	5.2	9.5	6.6

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Underwriting gain
Standard Commercial Lines	$67,938	16,730	$137,437	33,856
Standard Personal Lines	5,644	(6,325)	13,339	(5,938)
E&S Lines	2,306	(532)	2,822	3,312
Investment income	93,788	47,093	168,623	58,394
Total all segments	169,676	56,966	322,221	89,624
Interest expense	(7,366)	(7,928)	(14,725)	(15,529)
Corporate expenses	(9,112)	(6,345)	(18,666)	(15,405)
Income, before federal income tax	$153,198	42,693	$288,830	58,690
Preferred stock dividends	(2,300)	—	(4,753)	—
Income available to common stockholders, before federal income tax	$150,898	42,693	$284,077	58,690

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

The following tables provide information about the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Net Periodic Pension Cost (Benefit):
Interest cost	$2,149	2,828	$4,297	5,656
Expected return on plan assets	(5,744)	(5,476)	(11,488)	(10,953)
Amortization of unrecognized net actuarial loss	625	704	1,250	1,408
Total net periodic pension cost (benefit)[1]	$(2,970)	(1,944)	$(5,941)	(3,889)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30,
	2021	2020
Weighted-Average Expense Assumptions:
Discount rate	2.68%	3.33%
Effective interest rate for calculation of interest cost	2.06	2.95
Expected return on plan assets	5.40	5.80

NOTE 11. Comprehensive Income
The following are the components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2021 and 2020:

Second Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$153,198	31,315	121,883
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	35,553	7,467	28,086
Unrealized gains on securities with credit loss recognized in earnings	9,985	2,097	7,888
Amounts reclassified into net income:
HTM securities	(3)	(1)	(2)
Net realized losses on disposals and losses on intent-to-sell AFS securities	58	12	46
Credit loss benefit	(2,272)	(477)	(1,795)
Total unrealized gains on investment securities	43,321	9,098	34,223
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	145	548
Total defined benefit pension and post-retirement plans	693	145	548
Other comprehensive income	44,014	9,243	34,771
Comprehensive income	$197,212	40,558	156,654

Second Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$42,693	8,510	34,183
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	188,768	39,641	149,127
Unrealized gains on securities with credit loss recognized in earnings	37,479	7,871	29,608
Amounts reclassified into net income:
HTM securities	(31)	(6)	(25)
Net realized gains on disposals and losses on intent-to-sell AFS securities	(1,686)	(354)	(1,332)
Credit loss benefit	(4,924)	(1,034)	(3,890)
Total unrealized gains on investment securities	219,606	46,118	173,488
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	753	158	595
Total defined benefit pension and post-retirement plans	753	158	595
Other comprehensive income	220,359	46,276	174,083
Comprehensive income	$263,052	54,786	208,266

Six Months 2021
($ in thousands)	Gross	Tax	Net
Net income	$288,830	57,677	231,153
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(67,755)	(14,228)	(53,527)
Unrealized losses on securities with credit loss recognized in earnings	(1,335)	(280)	(1,055)
Amounts reclassified into net income:
HTM securities	(5)	(1)	(4)
Net realized losses on disposals and losses on intent-to-sell AFS securities	662	139	523
Credit loss expense	2,725	572	2,153
Total unrealized losses on investment securities	(65,708)	(13,798)	(51,910)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,386	291	1,095
Total defined benefit pension and post-retirement plans	1,386	291	1,095
Other comprehensive loss	(64,322)	(13,507)	(50,815)
Comprehensive income	$224,508	44,170	180,338

Six Months 2020
($ in thousands)	Gross	Tax	Net
Net income	$58,690	9,271	49,419
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	94,787	19,905	74,882
Unrealized losses on securities with credit loss recognized in earnings	(27,911)	(5,861)	(22,050)
Amounts reclassified into net income:
HTM securities	(6)	(1)	(5)
Net realized losses on disposals and losses on intent-to-sell AFS securities	9,641	2,025	7,616
Credit loss expense	10,863	2,281	8,582
Total unrealized gains on investment securities	87,374	18,349	69,025
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,507	316	1,191
Total defined benefit pension and post-retirement plans	1,507	316	1,191
Other comprehensive income	88,881	18,665	70,216
Comprehensive income	$147,571	27,936	119,635

The following are the balances and changes in each component of AOCI (net of taxes) as of June 30, 2021:

June 30, 2021					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized (Losses) Gains on Investment Securities					Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2020	$(2,546)	6	307,790	305,250	(85,064)	220,186
OCI before reclassifications	(1,055)	—	(53,527)	(54,582)	—	(54,582)
Amounts reclassified from AOCI	2,153	(4)	523	2,672	1,095	3,767
Net current period OCI	1,098	(4)	(53,004)	(51,910)	1,095	(50,815)
Balance, June 30, 2021	$(1,448)	2	254,786	253,340	(83,969)	169,371
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2021	2020	2021	2020
HTM related
Unrealized losses on HTM disposals	$—	—	$—	1	Net realized and unrealized investment gains (losses)
Amortization of net unrealized gains on HTM securities	(3)	(31)	(5)	(7)	Net investment income earned
	(3)	(31)	(5)	(6)	Income before federal income tax
	1	6	1	1	Total federal income tax expense
	(2)	(25)	(4)	(5)	Net income
Net realized losses (gains) on disposals and intent-to-sell AFS securities
Net realized losses (gains) on disposals and intent-to-sell AFS securities	58	(1,686)	662	9,641	Net realized and unrealized investment gains (losses)
	58	(1,686)	662	9,641	Income before federal income tax
	(12)	354	(139)	(2,025)	Total federal income tax expense
	46	(1,332)	523	7,616	Net income
Credit loss related
Credit loss (benefit) expense	(2,272)	(4,924)	2,725	10,863	Net realized and unrealized investment gains (losses)
	(2,272)	(4,924)	2,725	10,863	Income before federal income tax
	477	1,034	(572)	(2,281)	Total federal income tax expense
	(1,795)	(3,890)	2,153	8,582	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	160	162	319	324	Loss and loss expense incurred
	533	591	1,067	1,183	Other insurance expenses
Total defined benefit pension and post-retirement life	693	753	1,386	1,507	Income before federal income tax
	(145)	(158)	(291)	(316)	Total federal income tax expense
	548	595	1,095	1,191	Net income

Total reclassifications for the period	$(1,203)	(4,652)	$3,767	17,384	Net income

NOTE 12. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock, and the repurchase program may be suspended or discounted at any time at our discretion. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. As of June 30, 2021, 52,781 shares were repurchased under the share repurchase program at a total cost of $3.4 million. These repurchases were all completed in the first quarter of 2021, and we did not repurchase any shares under our share repurchase program in Second Quarter 2021. We have $96.6 million of remaining capacity under our share repurchase program.

NOTE 13. Litigation
As of June 30, 2021, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

NOTE 14. Subsequent Events
On July 21, 2021, we repaid our $25 million 1.61% borrowing from the FHLBNY.

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
In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2021 (“Second Quarter 2021”) and June 30, 2020 (“Second Quarter 2020”) and the six-month periods ended June 30, 2021 (“Six Months 2021”) and June 30, 2020 (“Six Months 2020”);
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

We have made no material changes in the critical accounting policies disclosed on pages 37 through 46 of our 2020 Annual Report. There were no material changes to the following estimates in Second Quarter 2021: (i) reinsurance; and (ii) the allowance for credit losses on premiums receivable.

The following estimates materially changed in Second Quarter 2021:
•Investment valuation and the allowance for credit losses on AFS fixed income securities - See Note 4. "Investments" and Note 5. "Fair Value Measurements" in Item 1. "Financial Statements." of this Form 10-Q;
•Reserve for loss and loss expense - See Note 8. "Reserve for Loss and Loss Expense" in Item 1. "Financial Statements." of this Form 10-Q; and
•Accrual for auditable premium - In the first quarter of 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual in response to the COVID-19 pandemic and the anticipated decline in payroll and sales exposures on the workers compensation and general liability lines of business. The remaining accrual was $24.8 million as of December 31, 2020. During Six Months 2021, we applied premium adjustments for audits, fully exhausting this accrual as of June 30, 2021. Since April 2020, through active engagement among our underwriters, insureds, and distribution partners, we have established exposure levels to reflect our best estimate of how the current environment may impact our policies. As a result, we do not have material accruals for additional or return premium as of June 30, 2021.

Financial Highlights of Results for Second Quarter and Six Months 2021 and Second Quarter and Six Months 20201

($ and shares in thousands, except per share amounts)	Quarter ended June 30,			Change % or Points		Six Months ended June 30,			Change % or Points
	2021		2020			2021		2020
Financial Data:
Revenues	$840,518		682,447	23%		$1,644,425		1,347,276	22%
After-tax net investment income	67,441		28,542	136		123,784		74,025	67
After-tax underwriting income	59,952		7,800	669		121,342		24,672	392
Net income before federal income tax	153,198		42,693	259		288,830		58,690	392
Net income	121,883		34,183	257		231,153		49,419	368
Net income available to common stockholders	119,583		34,183	250		226,400		49,419	358

Key Metrics:
Combined ratio	89.8%		98.4	(8.6)	pts	89.5%		97.6	(8.1)	pts
Invested assets per dollar of common stockholders' equity	$2.88		3.10	(7)%		$2.88		3.10	(7)%
Annualized return on common equity ("ROE")	18.3		6.2	12.1	pts	17.3		4.4	12.9	pts
Statutory premiums to surplus ratio	1.33	x	1.39	(0.06)		1.33	x	1.39	(0.06)

Per Common Share Amounts:
Diluted net income per share	$1.98		0.57	247%		$3.74		0.82	356%
Book value per share	44.78		38.43	17		44.78		38.43	17
Dividends declared per share to common stockholders	0.25		0.23	9		0.50		0.46	9

Non-GAAP Information:
Non-GAAP operating income[2]	$111,638		24,190	362%		$214,411		74,712	187%
Diluted non-GAAP operating income per common share[2]	1.85		0.40	363		3.54		1.24	185
Annualized non-GAAP operating ROE[2]	17.1%		4.4	12.7	pts	16.4%		6.7	9.7	pts
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

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted common share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$119,583	34,183	$226,400	49,419
Net realized and unrealized (gains) losses, before tax	(10,057)	(12,649)	(15,176)	32,017
Tax on reconciling items	2,112	2,656	3,187	(6,724)
Non-GAAP operating income	$111,638	24,190	$214,411	74,712

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Net income available to common stockholders per diluted common share	$1.98	0.57	$3.74	0.82
Net realized and unrealized (gains) losses, before tax	(0.17)	(0.21)	(0.25)	0.53
Tax on reconciling items	0.04	0.04	0.05	(0.11)
Non-GAAP operating income per diluted common share	$1.85	0.40	$3.54	1.24

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Annualized ROE	18.3%	6.2	17.3%	4.4
Net realized and unrealized (gains) losses, before tax	(1.5)	(2.3)	(1.1)	2.9
Tax on reconciling items	0.3	0.5	0.2	(0.6)
Annualized non-GAAP operating ROE	17.1%	4.4	16.4%	6.7

The components of our annualized ROE are as follows:

Annualized ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2021	2020		2021	2020
Standard Commercial Lines Segment	8.2%	2.4	5.8	8.3%	2.4	5.9
Standard Personal Lines Segment	0.7	(0.9)	1.6	0.8	(0.4)	1.2
E&S Lines Segment	0.3	(0.1)	0.4	0.2	0.2	—
Total insurance operations	9.2	1.4	7.8	9.3	2.2	7.1

Investment income	10.3	5.2	5.1	9.5	6.6	2.9
Net realized and unrealized investment gains (losses)	1.2	1.8	(0.6)	0.9	(2.3)	3.2
Total investments segment	11.5	7.0	4.5	10.4	4.3	6.1

Other	(2.4)	(2.2)	(0.2)	(2.4)	(2.1)	(0.3)

Annualized ROE	18.3%	6.2	12.1	17.3%	4.4	12.9

Our Six Months 2021 annualized non-GAAP operating ROE of 16.4% is above our full-year 2021 target of 11%, and our Six Months 2020 annualized non-GAAP operating ROE of 6.7%. Non-GAAP operating income per diluted common share increased (i) $1.45 in Second Quarter 2021 compared to Second Quarter 2020, and (ii) $2.30 in Six Months 2021 compared to Six Months 2020.

The increase in non-GAAP operating income per diluted common share in Second Quarter and Six Months 2021 compared to Second Quarter and Six Months 2020 was primarily driven by:
•Catastrophe losses (lower by $0.98 in Second Quarter 2021 and $1.05 in Six Months 2021) driven by industry-wide U.S. catastrophe loss activity in 2020 that significantly exceeded the 10-year historical median;
•Investment income (higher by $0.64 in Second Quarter 2021 and $0.82 in Six Months 2021) driven by our other investments portfolio, which principally includes alternative investments; and
•Favorable prior year casualty reserve development (higher by $0.31 in Six Months 2021) attributable to accident years 2018 and prior.

Outlook
We entered 2021 in the strongest financial position in our Company's long history, well positioned to continue generating disciplined and profitable growth. During 2021, we continued to focus on several areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined growth by (i) continuing to expand our Standard Commercial Lines market share by increasing our share of wallet with existing agents and strategically appointing new agents, (ii) investing in geographic expansion, with a plan to add Vermont, Alabama, and Idaho, subject to regulatory approval, in the near-term, and other states over time, (iii) increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services, and (iv) shifting our focus towards the mass affluent market within our Standard Personal Lines segment, which is a customer base that derives greater value from coverage and service.
•Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend, while delivering on our strategy for continued disciplined growth. We achieved overall renewal pure price increases of 5.1% in Second Quarter 2021 and 5.2% in Six Months 2021, which we believe is above our expected loss trend.
•Continuing to build on a culture centered on the values of diversity, equity, and inclusion that fosters innovation and idea generation and developing a group of specially trained leaders who can guide us successfully into the future.

For more details about our major areas of strategic focus, refer to the "Outlook" section in "Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of our 2020 Annual Report.

For 2021, we revised our full-year guidance as follows:

•A GAAP combined ratio, excluding catastrophe losses, of 89% (prior guidance 90%) that assumes no additional prior-year casualty reserve development;
•Catastrophe losses of 4.0 points on the combined ratio;
•After-tax net investment income of $220 million (prior guidance $195 million) that includes $55 million (prior guidance $31 million) in after-tax net investment income from our alternative investments;

•An overall effective tax rate of approximately 20.5%, that includes an effective tax rate of 19.0% for net investment income and 21% for all other items; and
•Weighted average shares of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Operations Results:
Net premiums written ("NPW")	$833,205	724,752	15%		$1,631,383	1,372,079	19%
Net premiums earned (“NPE”)	740,518	630,671	17		1,465,478	1,282,374	14
Less:
Loss and loss expense incurred	421,623	403,949	4		835,024	804,273	4
Net underwriting expenses incurred	241,825	216,191	12		474,451	445,428	7
Dividends to policyholders	1,182	658	80		2,405	1,443	67
Underwriting income	$75,888	9,873	669%		$153,598	31,230	392%
Combined Ratios:
Loss and loss expense ratio	56.9%	64.0	(7.1)	pts	56.9%	62.8	(5.9)	pts
Underwriting expense ratio	32.7	34.3	(1.6)		32.4	34.7	(2.3)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.1	0.1
Combined ratio	89.8	98.4	(8.6)		89.5	97.6	(8.1)

The NPW growth in Second Quarter and Six Months 2021 compared to the prior year periods reflects our strong relationships with best-in-class distribution partners, sophisticated underwriting and pricing tools, and excellent customer servicing capabilities. This solid growth included (i) overall renewal pure price increases, and (ii) new business growth, as shown in the following table:

	Quarter ended June 30,		Change % or Points	Six Months ended June 30,		Change % or Points
($ in millions)	2021	2020		2021	2020
Direct new business	$173.3	150.1	16%	$329.0	302.9	9%
Renewal pure price increases	5.1	3.9	1.2	5.2	4.0	1.2

In Second Quarter 2021, NPW growth was impacted by three points from the COVID-19-related premium credits to our personal and commercial automobile customers, which reduced NPW by $19.7 million in the prior-year period. The NPW growth in Six Months 2021 was further impacted by the COVID-19-related $75 million estimate of return audit and mid-term endorsement premium that reduced Six Months 2020 NPW, resulting in a total impact from COVID-19-related adjustments to NPW of approximately eight points in Six Months 2021.

Loss and Loss Expenses
The decrease in the loss and loss expense ratio of 7.1% in Second Quarter and 5.9% in Six Months 2021 compared to Second Quarter and Six Months 2020, respectively, was primarily the result of the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$22.6	3.1	pts	$83.2	13.2	pts	(10.1)	pts
(Favorable) prior year casualty reserve development	(17.0)	(2.3)		(15.0)	(2.4)		0.1
Non-catastrophe property loss and loss expenses	107.3	14.5		81.8	13.0		1.5
Total	$112.9	15.3		$150.0	23.8		(8.5)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$52.6	3.6	pts	$116.4	9.1	pts	(5.5)	pts
(Favorable) prior year casualty reserve development	(52.0)	(3.5)		(25.0)	(1.9)		(1.6)
Non-catastrophe property loss and loss expenses	222.9	15.2		189.9	14.8		0.4
Total	$223.5	15.3		$281.3	22.0		(6.7)

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2021		2020	2021	2020
General liability	$(10.0)		(10.0)	$(25.0)	(10.0)
Commercial automobile	—		10.0	—	10.0
Workers compensation	(5.0)		(15.0)	(20.0)	(25.0)
Total Standard Commercial Lines	(15.0)		(15.0)	(45.0)	(25.0)

E&S	(2.0)		—	(7.0)	—

Total (favorable) prior year casualty reserve development	$(17.0)		(15.0)	$(52.0)	(25.0)

(Favorable) impact on loss ratio	(2.3)	pts	(2.4)	(3.5)	(1.9)

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 1.6 points in Second Quarter 2021 compared to Second Quarter 2020 and 2.3 points in Six Months 2021 compared to Six Months 2020. The underwriting expense ratios in Second Quarter and Six Months 2020 were elevated by 2.2 points and 2.1 points, respectively, for COVID-19-related items. The decrease in the underwriting expense ratios in Second Quarter and Six Months 2021 reflect the absence of these COVID-19-related impacts, partially offset by an increase in profit-based compensation to our distribution partners and employees, which was 0.5 points higher in Second Quarter 2021 compared to Second Quarter 2020 and 0.3 points higher in Six Months 2021 compared to Six Months 2020.

The COVID-19-related items included in 2020 results were as follows: (i) lower net earned premiums from the estimate of return audit and mid-term endorsement premium recorded in the first quarter and premium credits given to our personal and commercial automobile customer during the second quarter; and (ii) increases of $3.0 million in the second quarter and $13.5 million in the first six months of last year to our allowance for credit losses on premiums receivable.

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$677,128	583,342	16%		$1,342,694	1,101,774	22%
NPE	599,754	501,004	20		1,188,895	1,017,584	17
Less:
Loss and loss expense incurred	329,817	307,037	7		654,667	619,195	6
Net underwriting expenses incurred	200,817	176,579	14		394,386	363,090	9
Dividends to policyholders	1,182	658	80		2,405	1,443	67
Underwriting income	$67,938	16,730	306%		$137,437	33,856	306%
Combined Ratios:
Loss and loss expense ratio	55.0%	61.4	(6.4)	pts	55.0%	60.9	(5.9)	pts
Underwriting expense ratio	33.5	35.2	(1.7)		33.2	35.7	(2.5)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.1	0.1
Combined ratio	88.7	96.7	(8.0)		88.4	96.7	(8.3)
NPW growth was up 16% in Second Quarter 2021 and 22% in Six Months 2021 compared to the same prior-year periods, reflecting (i) direct new business increases, (ii) renewal pure price increases, and (iii) strong retention, as shown in the following table:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2021	2020			2021	2020
Direct new business	$128.7	109.9	17%		$243.2	225.3	8%
Retention	85%	86	(1)	pts	85%	85	—	pts
Renewal pure price increases	5.5	3.9	1.6		5.5	4.0	1.5

Additionally, Second Quarter 2021 NPW growth was impacted by three points from the COVID-19-related premium credits to our commercial automobile customers, which reduced NPW by $15.4 million in the prior-year period. The NPW growth in Six Months 2021 was further impacted by the COVID-19-related $75 million estimate of return audit and mid-term endorsement premium that reduced Six Months 2020 NPW, resulting in a total impact from COVID-19-related adjustments to NPW of approximately nine points in Six Months 2021.

The loss and loss expense ratio decreased 6.4 points in Second Quarter 2021 and 5.9 points in Six Months 2021 compared to the same prior-year periods, driven by the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$11.3	1.9	pts	$50.7	10.1	pts	(8.2)	pts
Non-catastrophe property loss and loss expenses	74.6	12.4		60.9	12.2		0.2
(Favorable) prior year casualty reserve development	(15.0)	(2.5)		(15.0)	(3.0)		0.5
Total	70.9	11.8		96.6	19.3		(7.5)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$27.3	2.3	pts	$71.4	7.0	pts	(4.7)	pts
Non-catastrophe property loss and loss expenses	158.3	13.3		140.5	13.8		(0.5)
(Favorable) prior year casualty reserve development	(45.0)	(3.8)		(25.0)	(2.5)		(1.3)
Total	140.6	11.8		186.9	18.3		(6.5)

Catastrophe losses in Second Quarter and Six Months 2021 were lower than our 10-year Standard Commercial Lines average of 2.9 points, whereas Second Quarter and Six Months 2020 were significantly higher than this average, in part due to numerous events designated by the Insurance Services Office's Property Claims Services unit that impacted us, including two April 2020 storms ($43 million) and claims related to civil unrest ($20 million).

In addition, the current year loss and loss expense ratio was higher by 1.2 points in Second Quarter 2021 and 0.8 points in Six Months 2021 compared to the same prior-year periods, primarily driven by increases in frequencies in 2021, as last year experienced lower frequencies reflecting reductions in miles driven due to the COVID-19-related governmental directives impacting our commercial automobile lines of business in 2020. This, in conjunction with lower non-catastrophe property losses in the prior year period, provided an offset to the $15.4 million premium credit to customers in 2020.

For quantitative information on the favorable prior year casualty reserve development by line of business, see the "Insurance Operations" section above, and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The underwriting expense ratio decreased 1.7 points in Second Quarter 2021 compared to Second Quarter 2020 and 2.5 points in Six Months 2021 compared to Six Months 2020. The underwriting expense ratios in Second Quarter and Six Months 2020 were elevated by 2.5 points and 2.3 points, respectively, for COVID-19-related items, as further discussed in "Insurance Operations" above. The decrease in the underwriting expense ratios in Second Quarter and Six Months 2021 reflect the absence of these COVID-19-related impacts, partially offset by an increase in profit-based compensation to our distribution partners and employees, which was 0.5 points higher in both Second Quarter 2021 and Six Months 2021.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$225,503	200,917	12%		$447,565	351,711	27%
Direct new business	37,174	31,468	18		71,428	67,354	6
Retention	85%	87	(2)	pts	85%	86	(1)	pts
Renewal pure price increases	4.6	3.8	0.8		4.6	3.8	0.8
NPE	$197,293	163,273	21%		$390,813	327,853	19%
Underwriting income	31,045	25,108	24		67,618	38,182	77
Combined ratio	84.3%	84.6	(0.3)	pts	82.7%	88.4%	(5.7)	pts
% of total Standard Commercial Lines NPW	33	34			33	32

NPW grew 12% in Second Quarter 2021 and 27% in Six Months 2021 compared to the same prior year periods due to new business growth, renewal pure price increases, and strong retention. NPW in Six Months 2021 was also impacted by 15 points from the COVID-19-related $46 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020.

The fluctuations in the combined ratios illustrated in the table above included the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(10.0)	(5.1)	pts	$(10.0)	(6.1)	pts	1.0	pts

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(25.0)	(6.4)	pts	$(10.0)	(3.1)	pts	(3.3)	pts

The favorable prior year casualty reserve development in Second Quarter and Six Months 2021 was primarily attributable to lower loss severities in accident years 2018 and prior. The Second Quarter and Six Months 2020 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2016 and prior.

In addition to the items above, the combined ratios were impacted by a decrease in the underwriting expense ratio of 1.4 points in Second Quarter 2021 compared to Second Quarter 2020 and 2.3 points in Six Months 2021 compared to Six Months 2020, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

Commercial Automobile
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$205,906	160,697	28%		$396,552	329,007	21%
Direct new business	33,406	32,143	4		62,152	61,000	2
Retention	86%	86	—	pts	86%	86	—	pts
Renewal pure price increases	9.0	7.6	1.4		9.0	7.6	1.4
NPE	$178,028	138,535	29%		$349,909	288,225	21%
Underwriting income (loss)	4,241	(7,706)	155		7,033	(8,480)	183
Combined ratio	97.6%	105.6	(8.0)	pts	98.0%	102.9	(4.9)	pts
% of total Standard Commercial Lines NPW	30	28			30	30

NPW growth benefited from renewal pure price increases and growth in direct new business, as shown in the table above. This growth also includes an in-force vehicle count increase of 7% as of June 30, 2021 compared to June 30, 2020. Additionally, NPW growth includes 11 points in Second Quarter 2021 and 5 points in Six Months 2021 due to the $15.4 million premium credit given to our commercial automobile customers as a result of the COVID-19 pandemic in Second Quarter 2020, as discussed in the Standard Commercial Lines discussion above.

The combined ratio improvements outlined above were driven by the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$0.5	0.3	pts	$1.1	0.8	pts	(0.5)	pts
Non-catastrophe property loss and loss expenses	26.2	14.7		17.1	12.3		2.4
Unfavorable prior year casualty reserve development	—	—		10.0	7.2		(7.2)
Total	$26.7	15.0		$28.2	20.3		(5.3)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$0.7	0.2	pts	$1.4	0.5	pts	(0.3)	pts
Non-catastrophe property loss and loss expenses	55.6	15.9		40.1	13.9		2.0
Unfavorable prior year casualty reserve development	—	—		10.0	3.5		(3.5)
Total	$56.3	16.1		$51.5	17.9		(1.8)

In addition, the current year loss and loss expense ratio was higher by 1.6 points in Second Quarter 2021 and 0.6 points in Six Months 2021 compared to the same prior-year periods, primarily driven by increases in frequencies in 2021, as last year experienced lower frequencies reflecting reductions in miles driven due to the COVID-19-related governmental directives impacting this line of business in 2020. This, in conjunction with lower non-catastrophe property losses in the prior year period, provided an offset to the $15.4 million premium credit to customers in 2020.

The Second Quarter and Six Months 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

In addition to the items above, the combined ratios were impacted by a decrease in the underwriting expense ratio of 4.3 points in Second Quarter 2021 compared to Second Quarter 2020 and 3.9 points in Six Months 2021 compared to Six Months 2020, the drivers of which are consistent with the items further discussed in the Standard Commercial Lines Segment above.

Workers Compensation
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$80,491	74,984	7%		$172,782	126,180	37%
Direct new business	16,002	12,612	27		31,947	27,969	14
Retention	86%	85	1	pts	86%	84	2	pts
Renewal pure price (decreases) increases	(0.1)	(2.9)	2.8		0.1	(2.7)	2.8
NPE	$74,337	61,906	20%		$152,527	128,612	19%
Underwriting income	8,686	15,720	(45)		29,104	26,755	9
Combined ratio	88.3%	74.6	13.7	pts	80.9%	79.2	1.7	pts
% of total Standard Commercial Lines NPW	12	13			13	11

NPW increased 7% in Second Quarter 2021 and 37% in Six Months 2021 compared to the respective prior year periods due to increased direct new business and higher retention. Additionally, NPW growth in Six Months 2021 was impacted by 25 points due to the COVID-19-related $29 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020.

The increase in the combined ratio in Second Quarter 2021 and Six Months 2021 compared to the same prior-year periods was driven by favorable prior year casualty reserve development, as follows:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(5.0)	(6.7)	pts	$(15.0)	(24.2)	pts	17.5	pts

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(20.0)	(13.1)	pts	$(25.0)	(19.4)	pts	6.3	pts

The favorable prior year casualty reserve development in Second Quarter and Six Months 2021 was primarily due to lower severities in accident years 2018 and prior, and the development in Second Quarter and Six Months 2020 was primarily due to lower severities in accident years 2017 and prior.

In addition, the combined ratios were impacted by a decrease in the underwriting expense ratio of 2.5 points in Second Quarter 2021 compared to Second Quarter 2020 and 3.1 points in Six Months 2021 compared to Six Months 2020, the drivers of which are consistent with the items further discussed in the Standard Commercial Lines Segment above.

Commercial Property
	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$119,140	104,060	14%		$232,524	207,186	12%
Direct new business	29,943	23,858	26		54,212	48,444	12
Retention	84%	84	—	pts	84%	84	—	pts
Renewal pure price increases	5.6	3.9	1.7		5.8	4.0	1.8
NPE	$106,113	95,413	11%		$208,923	189,282	10%
Underwriting income (loss)	16,820	(14,339)	217		23,586	(22,891)	203
Combined ratio	84.1%	115.0	(30.9)	pts	88.7%	112.1	(23.4)	pts
% of total Standard Commercial Lines NPW	18	18			17	19

The decrease in the combined ratio in Second Quarter 2021 and Six Months 2021 compared to the same prior-year periods was driven by the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$9.2	8.6	pts	35.3	37.0	pts	(28.4)	pts
Non-catastrophe property loss and loss expenses	40.3	38.0		38.3	40.1		(2.1)
Total	$49.5	46.6		73.6	77.1		(30.5)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Catastrophe losses	$22.9	10.9	pts	55.0	29.0	pts	(18.1)	pts
Non-catastrophe property loss and loss expenses	84.9	40.6		83.9	44.3		(3.7)
Total	$107.8	51.5		138.9	73.3		(21.8)

Lower catastrophe losses in Second Quarter and Six Months 2021 compared to Second Quarter and Six Months 2020 were driven by the events mentioned in the "Standard Commercial Lines" discussion above.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$78,559	78,173	—	%	$143,636	145,813	(1)%
NPE	73,293	71,633	2		147,114	147,761	—
Less:
Loss and loss expense incurred	47,984	58,151	(17)		95,150	112,483	(15)
Net underwriting expenses incurred	19,665	19,807	(1)		38,625	41,216	(6)
Underwriting income (loss)	$5,644	(6,325)	189	%	$13,339	(5,938)	325%
Combined Ratios:
Loss and loss expense ratio	65.5%	81.1	(15.6)	pts	64.6%	76.1	(11.5)	pts
Underwriting expense ratio	26.8	27.7	(0.9)		26.3	27.9	(1.6)
Combined ratio	92.3	108.8	(16.5)		90.9	104.0	(13.1)

NPW was flat in Second Quarter 2021 compared to Second Quarter 2020 and decreased 1% in Six Months 2021 compared to Six Months 2020, primarily driven by new business that was not sufficient to compensate for the policies lost at renewal due to the challenging competitive environment in the personal auto line of business. Offsetting this decrease was the impact of the COVID-19-related premium credits to our personal automobile customers, which reduced NPW by $4.3 million in the prior-year period, and added five points of growth in Second Quarter 2021 compared to Second Quarter 2020 and three points of growth in Six Months 2021 compared to Six Months 2020.

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2021	2020			2021	2020
Direct new business	$10.9	11.8	(8)%		$20.8	21.8	(5)%
Retention	84%	84	—	pts	83%	83	—	pts
Renewal pure price increases	1.1	3.1	(2.0)		0.9	3.4	(2.5)

The loss and loss expense ratio decreased 15.6 points in Second Quarter 2021 compared to Second Quarter 2020 and 11.5 points in Six Months 2021 compared to Six Months 2020 driven by the following:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$5.0	6.8	pts	26.0	36.2	pts	(29.4)	pts
Non-catastrophe property loss and loss expenses	24.9	34.0		15.3	21.4		12.6
Total	$29.9	40.8		41.3	57.6		(16.8)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$10.6	7.2	pts	37.9	25.7	pts	(18.5)	pts
Non-catastrophe property loss and loss expenses	48.0	32.6		38.1	25.8		6.8
Total	$58.6	39.8		76.0	51.5		(11.7)

Ten events were designated as catastrophes that impacted Second Quarter 2021, with a severe thunderstorm, including wind and hail, in late June 2021 in our footprint states having the most significant impact on results. Six Months 2021 results were also impacted by a severe thunderstorm, accompanied by wind and hail, in March 2021, which affected our footprint states. Thirteen events impacted Second Quarter 2020, which included two severe storms occurring in April 2020, that impacted parts of the Mid-West and East Coast regions of the United States with damaging winds and tornadoes. Additionally, Six Months 2020 was affected by a tornado that impacted Tennessee in March 2020.

In addition, the current year loss and loss expense ratio was higher by 1.2 points in Second Quarter 2021 and 0.3 points in Six Months 2021 compared to the same prior-year periods, primarily driven by increases in frequencies in 2021, as last year experienced lower frequencies reflecting reductions in miles driven due to the COVID-19-related governmental directives impacting our personal automobile line of business in 2020. This, in conjunction with lower non-catastrophe property losses in the prior year period, provided an offset to the $4.3 million premium credit to customers in 2020.

The underwriting expense ratio decreased 0.9 points in Second Quarter 2021 compared to Second Quarter 2020 and 1.6 points in Six Months 2021 compared to Six Months 2020. The underwriting expense ratios in Second Quarter and Six Months 2020 were elevated by 2.1 points and 2.2 points, respectively, for COVID-19-related items, as further discussed in "Insurance Operations" above. The decrease in the underwriting expense ratios in Second Quarter and Six Months 2021 reflect the absence of these COVID-19-related impacts, partially offset by an increase in profit-based compensation to our employees, which was 0.8 points in Second Quarter 2021 and 0.6 points in Six Months 2021.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$77,518	63,237	23%		$145,053	124,492	17%
NPE	67,471	58,034	16		129,469	117,029	11
Less:
Loss and loss expense incurred	43,822	38,761	13		85,207	72,595	17
Net underwriting expenses incurred	21,343	19,805	8		41,440	41,122	1
Underwriting income (loss)	$2,306	(532)	533%		$2,822	3,312	(15)%
Combined Ratios:
Loss and loss expense ratio	65.0%	66.8	(1.8)	pts	65.8%	62.1	3.7	pts
Underwriting expense ratio	31.6	34.1	(2.5)		32.0	35.1	(3.1)
Combined ratio	96.6	100.9	(4.3)		97.8	97.2	0.6

NPW grew 23% in Second Quarter 2021 and 17% in Six Months 2021 compared to the same prior-year periods due to strong new business growth and renewal pure price increases. Quantitative information on the premium in this segment is as follows:

	Quarter ended June 30,		Change % or Points	Six Months ended June 30,		Change % or Points
($ in millions)	2021	2020		2021	2020
Direct new business	$33.7	28.3	19%	$65.0	55.8	16%
Renewal pure price increases	6.9	5.5	1.4	7.1	4.8	2.3

The loss and loss expense ratio decreased 1.8 points in Second Quarter 2021 while increasing 3.7 points in Six Months 2021 compared to the same prior year periods, primarily driven by the items outlined in the table below:

	Second Quarter 2021			Second Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$6.4	9.5	pts	$6.5	11.3	pts	(1.8)	pts
Non-catastrophe property loss and loss expenses	7.8	11.5		5.6	9.6		1.9
(Favorable) prior year casualty reserve development	(2.0)	(3.0)		—	—		(3.0)
Total	$12.2	18.0		$12.1	20.9		(2.9)

	Six Months 2021			Six Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Catastrophe losses	$14.7	11.3	pts	$7.0	6.0	pts	5.3	pts
Non-catastrophe property loss and loss expenses	16.6	12.9		11.3	9.7		3.2
(Favorable) prior year casualty reserve development	(7.0)	(5.4)		—	—		(5.4)
Total	$24.3	18.8		$18.3	15.7		3.1

The increase in catastrophe losses in Six Months 2021 compared to Six Months 2020 was primarily due to a series of large storms that significantly impacted Texas and other southern and central states. Non-catastrophe property loss and loss expenses were also elevated in both periods due to an increase in severity of a few commercial property losses from fires.

The favorable prior year casualty reserve development in Second Quarter and Six Months 2021 was primarily attributable to lower loss severities in accident years 2016 through 2018. There was no prior year casualty reserve development in Second Quarter and Six Months 2020.

The underwriting expense ratio decreased 2.5 points in Second Quarter 2021 and 3.1 points in Six Months 2021 compared to the respective prior year periods, primarily due to a decrease in labor and travel expenses of 1.6 points in Second Quarter 2021 and 1.7 points in Six Months 2021 compared to the same prior-year periods. In addition, the underwriting expense ratios in Second Quarter and Six Months 2020 were elevated by 0.4 points and 1.0 point, respectively, for COVID-19-related increases in our allowance for credit losses on premiums receivable as further discussed in "Insurance Operations" above.

Reinsurance
We successfully completed negotiations of our July 1, 2021 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The Casualty Excess of Loss (“Casualty Treaty”) was renewed with the same structure as the expiring treaty. The treaty year ceded deposit premium increased $9.5 million, or 16%, reflecting a slight rate increase coupled with an increase in projected subject earned premium.

The Property Excess of Loss (“Property Treaty”) was renewed with an increase in the retention on the first layer from $2.0 million to $3.0 million, thereby decreasing the coverage in excess of retention to $7.0 million from $8.0 million. The subsequent layers remained the same. The treaty year deposit premium increased $0.5 million, or 1%, reflecting a risk-adjusted rate increase along with an increase in projected subject premium offset with the premium reduction benefit of the aforementioned first layer retention increase.

The following table summarizes the details of the Property Treaty and the Casualty Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers all insurance operations)
$57 million above $3 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:

- $7 million in excess of $3 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three
        reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides three
        reinstatements, $80 million in aggregate limits.

All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $21 million for the first layer, $60 million for the second layer, and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

Casualty Excess of Loss (covers all insurance operations)
There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:

- $3 million in excess of $2 million layer provides 33
      reinstatements, $102 million annual aggregate limit;
- $7 million in excess of $5 million layer provides six
      reinstatements, $49 million annual aggregate limit;
- $9 million in excess of $12 million layer provides three
      reinstatements, $36 million annual aggregate limit;
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

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and its overall total return while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of our fixed income and short-term investments was 3.9 years as of June 30, 2021, compared to the Insurance Subsidiaries' liability duration of 3.7 years at December 31, 2020. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are intended to maximize investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 91% of our invested assets at June 30, 2021, and 92% at December 31, 2020. At June 30, 2021, these investments had a weighted average credit rating of "A+" compared to “AA-” as of December 31, 2020, with a 96% allocation to investment grade holdings at both periods. The decline in the weighted average credit rating reflects a meaningful reduction in our sector allocation to agency residential mortgage-backed securities over the past year as lower interest rates accelerated prepayments as we had expected. Given the very low reinvestment rates for this asset class, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes that do not carry a "AAA" rating, but in our view currently offer a better risk and reward trade-off.

Total Invested Assets
($ in thousands)	June 30, 2021	December 31, 2020	Change
Total invested assets	$7,755,441	7,505,599	3%
Invested assets per dollar of common stockholders' equity	2.88	2.96	(3)
Unrealized gain – before tax[1]	348,440	395,207	(12)
Unrealized gain – after tax[1]	275,268	312,214	(12)
1Includes unrealized gains on fixed income and equity securities.

Invested assets increased as of June 30, 2021, compared to December 31, 2020, reflecting operating cash flows during Six Months 2021 of $292.5 million, that were 18% of NPW, partially offset by a decrease in pre-tax unrealized gains of $46.8 million. The decrease in gross unrealized gains during Six Months 2021 was driven by an increase in longer-dated benchmark United States Treasury rates, partially offset by tightening credit spreads.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2020 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Fixed income securities	$52,608	51,079	3%		$105,431	101,332	4%
Commercial mortgage loans ("CMLs")	695	156	346		1,209	218	455
Equity securities	2,982	2,023	47		5,470	3,575	53
Short-term investments	55	420	(87)		140	1,586	(91)
Other investments	32,860	(15,846)	(307)		50,293	(9,504)	(629)
Investment expenses	(5,469)	(3,388)	61		(9,096)	(6,796)	34
Net investment income earned – before tax	83,731	34,444	143		153,447	90,411	70
Net investment income tax expense	(16,290)	(5,902)	176		(29,663)	(16,386)	81
Net investment income earned – after tax	$67,441	28,542	136		$123,784	74,025	67
Effective tax rate	19.5%	17.1	2.4	pts	19.3%	18.1	1.2	pts
Annualized after-tax yield on fixed income investments	2.6	2.7	(0.1)		2.6	2.6	—
Annualized after-tax yield on investment portfolio	3.5	1.6	1.9		3.2	2.1	1.1

The increase in after-tax net investment income in Second Quarter and Six Months 2021 compared to Second Quarter and Six Months 2020 was driven by higher returns on alternative investments in our other investment portfolio of $29.9 million in Second Quarter 2021 and $50.1 million in Six Months 2021, compared to losses of $16.0 million and $9.7 million in the same prior-year periods, respectively. These returns are recorded on a one-quarter lag, and reflect the strong capital market performance in the three and six-month periods ending March 31, 2021.

Realized and Unrealized Gains and Losses
Our general investment philosophy for sales of securities is to (i) reduce our exposure to securities and sectors that we have evaluated and determined have deteriorated economic fundamentals, or (ii) determine appropriate timing for an opportunistic trade for other securities or sectors with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2021	2020		2021	2020
Net realized gains (losses) on disposals	$268	2,615	(90)%	$(527)	6,715	(108)%
Net unrealized gains (losses) equity securities	7,661	5,701	34	18,941	(11,436)	(266)
Net credit loss benefit (expense) on fixed income securities, AFS	2,272	4,923	(54)	(2,725)	(10,864)	(75)
Net credit loss (expense) benefit on fixed income securities, HTM	(53)	1	N/M	(60)	1	N/M
Net credit loss benefit (expense) on CMLs	—	22	(100)	—	(218)	(100)
Losses on securities for which we have the intent to sell	(91)	(613)	(85)	(453)	(16,215)	(97)
Total net realized and unrealized gains (losses)	$10,057	12,649	(20)	$15,176	(32,017)	(147)

The improvement in net realized and unrealized gains in Six Months 2021 compared to Six Months 2020 was primarily driven by (i) unrealized gains on our equity securities this year compared to unrealized losses last year, which were driven by COVID-19-related market disruption last year, and (ii) lower intent-to-sell losses this year as we provided our investment managers significant trading flexibility last year given market conditions.

Federal Income Taxes
The following table provides information about federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2021	2020	2021	2020
Tax at statutory rate	$32,172	8,965	$60,655	12,325
Tax-advantaged interest	(1,139)	(1,171)	(2,317)	(2,385)
Dividends received deduction	(167)	(165)	(276)	(220)
Executive compensation	763	365	970	716
Stock-based compensation	(160)	51	(623)	(1,830)
Other	(154)	465	(732)	665
Federal income tax expense	$31,315	8,510	$57,677	9,271
Income before federal income tax, less preferred stock dividends	$150,898	42,693	$284,077	58,690
Effective tax rate	20.8%	19.9	20.3	15.8

We had increased levels of income before federal income tax in Six Months 2021 subject to the statutory tax rate of 21% that increased our effective tax rate in Six Months 2021 compared to Six Months 2020 by 450 basis points.

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

The Parent's investment portfolio provides liquidity through (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities, and (iv) a cash balance. In the aggregate, Parent cash and total investments amounted to $505 million at June 30, 2021 and $490 million at December 31, 2020.

The Parent's liquidity may fluctuate based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to shareholders, asset allocation investment decisions, and share repurchases. Our target for the Parent is to maintain liquidity matching at least twice its expected annual needs, which is currently estimated at $180 million.

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

The Insurance Subsidiaries paid $70 million in total dividends to the Parent during Six Months 2021. As of December 31, 2020, our allowable ordinary maximum dividend was $241 million for 2021. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned surplus reported in its statutory annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. We met all covenants under our Line of Credit as of June 30, 2021.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, as SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of June 30, 2021, we had remaining capacity of $339 million for Federal Home Loan Bank borrowings, with a $12.2 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings during Six Months 2021.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance, that provide it additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both June 30, 2021 and December 31, 2020. The remaining capacity under these intercompany loan agreements was $97.1 million as of both June 30, 2021, and December 31, 2020.

Capital Market Activities
The Parent had no private or public issuances of stock during Six Months 2021. In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were approximately $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board in conjunction with the preferred stock offering. During Six Months 2021, we repurchased 52,781 shares of our common stock under this authorization at a cost of approximately $3.4 million, with a $64.49 average price per share, with all share repurchases made in the first quarter of 2021. We have $96.6 million of remaining capacity under our share repurchase program.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On July 28, 2021, our Board of Directors declared:

•A cash dividend of $0.25 per common share that is payable September 1, 2021 to holders of record as of August 13, 2021; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) that is payable on September 15, 2021 to holders of record as of August 31, 2021.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. On July 21, 2021, we repaid one of our $25 million borrowings from the FHLBNY. This repayment increased our remaining capacity to $364 million, from $339 million, for Federal Home Loan Bank borrowings, as well as the related additional stock purchase requirement to $13.3 million, from $12.2 million, for the member companies to borrow their full remaining capacity amounts. The following summarizes our upcoming principal payments due:

•$25 million to FHLBNY on August 16, 2021; and
•$60 million to FHLBI on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock. We currently expect to repay the $25 million FHLBNY borrowing in full on August 16, 2021 from available Insurance Subsidiaries liquid assets.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2021, we had GAAP stockholders' equity of $2.9 billion and statutory surplus of $2.3 billion. With total debt of $550.9 million at June 30, 2021, our debt-to-capital ratio was 16%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

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

We continually monitor our cash requirements and the amount of capital resources we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics that support our targeted financial strength relative to the macroeconomic environment. Based on our analysis and market conditions, we may take a variety of actions, including, without limitation, contributing capital to the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing existing debt, repurchasing shares of the Parent’s common stock, and increasing common stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity. We have an attractive book of business and solid capital base, positioning us well to take advantage of market opportunities that may arise.

Book value per common share increased to $44.78 as of June 30, 2021, from $42.38 as of December 31, 2020, driven by $3.74 in net income per share, and partially offset by $0.86 of lower unrealized gains on our fixed income securities portfolio and $0.50 in dividends to our common shareholders.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2020 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best Company	A	Positive
Moody's Investors Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings	A	Stable

On April 2, 2021, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our strong capitalization, financial performance, stable underwriting results, and return metrics that have remained favorable compared to peers.

On May 6, 2021, Moody’s reaffirmed our "A2" rating with a "stable" outlook. In taking this action, Moody’s cited our (i) strong underwriting profitability, financial leverage and coverage metrics, (ii) conservative investment portfolio, and (iii) strong regional franchise presence and established independent agency support.

Off-Balance Sheet Arrangements
At June 30, 2021, and December 31, 2020, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves, (ii) contractual obligations pursuant to operating and financing leases for office space and equipment, and (iii) notes payable have not materially changed since December 31, 2020. At June 30, 2021, we had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$222.9	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	39.9	2030
Non-publicly traded common stock within our equity portfolio	9.4	2027
CMLs	5.4	2023
Privately-placed corporate securities	16.0	Less than a year
Total	$293.6

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2020 Annual Report. While not reflective of a material shift in the overall risk/return characteristics of our fixed income and short-term investments, the aggregate weighted average credit rating of these portfolios decreased to "A+" as of June 30, 2021, from “AA-” as of December 31, 2020. The decline in the weighted average credit rating reflects a meaningful reduction in our sector allocation to agency residential mortgage-backed securities over the past year as lower interest rates accelerated prepayments, as we had expected. Given the very low reinvestment rates for this asset class, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes that do not carry a "AAA" rating, but in our view currently offer a better risk and reward trade-off.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of June 30, 2021, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. Except as discussed below,there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2020 Annual Report.

During Second Quarter 2021, the risk of broad economic inflation has emerged as a heightened risk relative to the risk factor discussed in our 2020 Annual Report. Inflation levels accelerated in Second Quarter 2021 with the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index all showing elevated levels compared to last year. As discussed in more detail in our 2020 Annual Report, inflation has significant potential impacts to our claims severity across multiple lines of business and could also cause higher levels of reserve development. Additionally, if heightened levels of economic inflation are tied to higher interest rate yields on fixed income securities, it could increase unrealized losses on our fixed income securities and lower total returns from our other invested assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our purchases of our common stock in Second Quarter 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2021	166	$73.33	—	$96.6
May 1 – 31, 2021	398	77.43	—	96.6
June 1 – 30, 2021	375	76.26	—	96.6
Total	939	$76.24	—	$96.6
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
*101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	July 29, 2021	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	July 29, 2021	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)