Form 10-Q
period 2021-09-30
SELECTIVE INSURANCE GROUP INC
filed 2021-10-28
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021
or

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
Yes ☐ No ☒
As of October 15, 2021, there were 60,123,535 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2021	December 31, 2020
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $26,037 – 2021; $18,001 – 2020)	$25,323	16,846
Less: allowance for credit losses	(71)	(22)
Fixed income securities, held-to-maturity, net of allowance for credit losses	25,252	16,824

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $7,169 – 2021 and $3,969 – 2020; amortized cost: $6,401,167 – 2021 and $6,073,517 – 2020)	6,677,070	6,455,928

Commercial mortgage loans – at carrying value (fair value: $86,001 – 2021 and $47,289 – 2020)	83,993	46,306
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	83,993	46,306

Equity securities – at fair value (cost: $299,541 – 2021; $301,551 – 2020)	324,186	310,367
Short-term investments	355,937	409,852
Other investments	392,788	266,322
Total investments (Note 4 and 5)	$7,859,226	7,505,599
Cash	477	394
Restricted cash	34,312	14,837
Interest and dividends due or accrued	46,082	45,004

Premiums receivable	1,001,331	857,014
Less: allowance for credit losses (Note 6)	(16,500)	(21,000)
Premiums receivable, net of allowance for credit losses	984,831	836,014

Reinsurance recoverable	687,812	589,269
Less: allowance for credit losses (Note 7)	(1,595)	(1,777)
Reinsurance recoverable, net of allowance for credit losses	686,217	587,492

Prepaid reinsurance premiums	187,969	170,531
Current federal income tax	1,220	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $256,826 – 2021; $240,150 – 2020	75,014	77,696
Deferred policy acquisition costs	333,995	288,578
Goodwill	7,849	7,849
Other assets	224,982	153,919
Total assets	$10,442,174	9,687,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,610,340	4,260,355
Unearned premiums	1,847,273	1,618,271
Long-term debt	500,904	550,743
Current federal income tax	—	14,021
Deferred federal income tax	3,215	27,096
Accrued salaries and benefits	113,708	114,868
Other liabilities	444,638	363,670
Total liabilities	$7,520,078	6,949,024

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2021 and 2020
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,389,125 – 2021; 104,032,912 – 2020	208,778	208,066
Additional paid-in capital	458,143	438,985
Retained earnings	2,523,810	2,271,537
Accumulated other comprehensive income (Note 11)	140,224	220,186
Treasury stock – at cost (shares: 44,265,590 – 2021; 44,127,109 – 2020) (Note 12)	(608,859)	(599,885)
Total stockholders’ equity	$2,922,096	2,738,889
Commitments and contingencies
Total liabilities and stockholders’ equity	$10,442,174	9,687,913

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Net premiums earned	$767,247	694,541	$2,232,725	1,976,915
Net investment income earned	93,032	68,185	246,479	158,596
Net realized and unrealized investment gains (losses)	177	7,721	15,353	(24,296)
Other income	4,588	6,119	14,912	12,627
Total revenues	865,044	776,566	2,509,469	2,123,842

Expenses:
Loss and loss expense incurred	505,269	447,802	1,340,293	1,252,075
Amortization of deferred policy acquisition costs	160,868	142,291	464,276	415,723
Other insurance expenses	94,759	89,530	278,531	269,477
Interest expense	7,242	7,781	21,967	23,310
Corporate expenses	4,270	3,905	22,936	19,310
Total expenses	772,408	691,309	2,128,003	1,979,895

Income before federal income tax	92,636	85,257	381,466	143,947

Federal income tax expense:
Current	18,878	17,412	79,319	25,948
Deferred	53	(2,030)	(2,711)	(1,295)
Total federal income tax expense	18,931	15,382	76,608	24,653

Net income	$73,705	69,875	$304,858	119,294

Preferred stock dividends	2,300	—	7,053	—

Net income available to common stockholders	$71,405	69,875	$297,805	119,294

Earnings per common share:
Net income available to common stockholders - Basic	$1.19	1.17	$4.95	1.99

Net income available to common stockholders - Diluted	$1.18	1.16	$4.92	1.98

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income	$73,705	69,875	$304,858	119,294

Other comprehensive income (loss) ("OCI"), net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(27,875)	29,889	(81,402)	104,771
Unrealized (losses) gains on securities with credit loss recognized in earnings	(1,851)	7,299	(2,906)	(14,751)
Amounts reclassified into net income:
Held-to-maturity ("HTM") securities	1	—	(3)	(5)
Net realized (gains) losses on disposals and intent-to-sell available-for-sale ("AFS") securities	(1,024)	(406)	(501)	7,210
Credit loss (benefit) expense	1,054	(2,254)	3,207	6,328
Total unrealized (losses) gains on investment securities	(29,695)	34,528	(81,605)	103,553

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	548	596	1,643	1,787
Total defined benefit pension and post-retirement plans	548	596	1,643	1,787
Other comprehensive (loss) income	(29,147)	35,124	(79,962)	105,340
Comprehensive income	$44,558	104,999	$224,896	224,634

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2021	2020	2021	2020
Preferred stock:
Beginning of period	$200,000	—	$200,000	—
Issuance of preferred stock	—	—	—	—
End of period	200,000	—	200,000	—

Common stock:
Beginning of period	208,742	207,875	208,066	206,968
Dividend reinvestment plan	10	14	34	44
Stock purchase and compensation plans	26	34	678	911
End of period	208,778	207,923	208,778	207,923

Additional paid-in capital:
Beginning of period	454,459	435,019	438,985	418,521
Dividend reinvestment plan	416	401	1,261	1,216
Stock purchase and compensation plans	3,268	3,454	17,897	19,137
End of period	458,143	438,874	458,143	438,874

Retained earnings:
Beginning of period, as previously reported	2,467,596	2,103,629	2,271,537	2,080,529
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax	—	—	—	1,435
Balance at beginning of period, as adjusted	2,467,596	2,103,629	2,271,537	2,081,964
Net income	73,705	69,875	304,858	119,294
Dividends to preferred stockholders	(2,300)	—	(7,053)	—
Dividends to common stockholders	(15,191)	(13,907)	(45,532)	(41,661)
End of period	2,523,810	2,159,597	2,523,810	2,159,597

Accumulated other comprehensive income (loss) ("AOCI"):
Beginning of period	169,371	151,966	220,186	81,750
Other comprehensive (loss) income	(29,147)	35,124	(79,962)	105,340
End of period	140,224	187,090	140,224	187,090

Treasury stock:
Beginning of period	(608,801)	(599,814)	(599,885)	(592,832)
Acquisition of treasury stock - share repurchase authorization	—	—	(3,404)	—
Acquisition of treasury stock - shares acquired related to employee-share based compensation plans	(58)	(57)	(5,570)	(7,039)
End of period	(608,859)	(599,871)	(608,859)	(599,871)

Total stockholders’ equity	$2,922,096	2,393,613	$2,922,096	2,393,613

Dividends declared per preferred share	$287.50	—	$881.67	—
Dividends declared per common share	$0.25	0.23	$0.75	0.69

Preferred stock, shares outstanding:
Beginning of period	8,000	—	8,000	—
Issuance of preferred stock	—	—	—	—
End of period	8,000	—	8,000	—

Common stock, shares outstanding:
Beginning of period	60,106,236	59,811,742	59,905,803	59,461,153
Dividend reinvestment plan	5,096	7,026	17,152	21,900
Stock purchase and compensation plan	12,946	16,936	339,061	455,537
Acquisition of treasury stock - share repurchase authorization	—	—	(52,781)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(743)	(1,002)	(85,700)	(103,888)
End of period	60,123,535	59,834,702	60,123,535	59,834,702

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2021	2020
Operating Activities
Net income	$304,858	119,294

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,706	44,435
Stock-based compensation expense	13,431	13,935
Undistributed gains of equity method investments	(65,215)	(5,146)
Distributions in excess of current year income of equity method investments	2,750	3,136
Net realized and unrealized (gains) losses	(15,353)	24,296
Loss on disposal of fixed assets	50	17

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	251,260	190,796
Increase in unearned premiums, net of prepaid reinsurance	211,564	114,672
Increase in net federal income taxes	(17,866)	(10,775)
Increase in premiums receivable	(148,817)	(28,239)
Increase in deferred policy acquisition costs	(45,417)	(21,523)
Increase in interest and dividends due or accrued	(1,249)	(1,507)
Decrease in accrued salaries and benefits	(1,160)	(33,677)
Increase in other assets	(22,045)	(23,388)
Increase (decrease) in other liabilities	35,806	(5,443)
Net cash provided by operating activities	543,303	380,883

Investing Activities
Purchase of fixed income securities, held-to-maturity	(11,250)	—
Purchase of fixed income securities, available-for-sale	(1,660,798)	(1,373,226)
Purchase of commercial mortgage loans	(38,129)	(29,800)
Purchase of equity securities	(82,223)	(87,307)
Purchase of other investments	(63,661)	(61,051)
Purchase of short-term investments	(3,443,597)	(4,475,128)
Sale of fixed income securities, available-for-sale	384,586	411,263
Proceeds from commercial mortgage loans	442	109
Sale of short-term investments	3,497,243	4,377,024
Redemption and maturities of fixed income securities, held-to-maturity	2,735	1,646
Redemption and maturities of fixed income securities, available-for-sale	910,741	738,238
Sale of equity securities	85,373	1,320
Sale of other investments	5,377	3,879
Distributions from other investments	10,524	12,890
Purchase of property and equipment	(15,123)	(17,858)
Net cash used in investing activities	(417,760)	(498,001)

Financing Activities
Dividends to preferred stockholders	(7,053)	—
Dividends to common stockholders	(43,756)	(39,972)
Acquisition of treasury stock	(8,974)	(7,039)
Net proceeds from stock purchase and compensation plans	4,575	5,478
Preferred stock issued, net of issuance costs	(479)	—
Proceeds from borrowings	—	487,000
Repayments of borrowings	(50,000)	(320,000)
Repayments of finance lease obligations	(298)	(429)
Net cash (used in) provided by financing activities	(105,985)	125,038
Net increase in cash and restricted cash	19,558	7,920
Cash and restricted cash, beginning of year	15,231	7,975
Cash and restricted cash, end of period	$34,789	15,895

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2021 (“Third Quarter 2021”) and September 30, 2020 (“Third Quarter 2020”) and the nine-month periods ended September 30, 2021 (“Nine Months 2021”) and September 30, 2020 (“Nine Months 2020”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because results of operations for any interim period are not necessarily indicative of results for a full year, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”) filed with the SEC.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2021	2020
Cash paid during the period for:
Interest	$23,278	24,449
Federal income tax	93,000	34,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,480	7,077
Operating cash flows from financing leases	5	13
Financing cash flows from finance leases	298	429

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	50,501	32,580
Corporate actions related to fixed income securities, HTM[1]	—	2,596
Corporate actions related to equity securities[1]	527	890
Assets acquired under finance lease arrangements	183	119
Assets acquired under operating lease arrangements	273	22,104
Non-cash purchase of property and equipment	—	9
1Examples of corporate actions include exchanges, non-cash acquisitions, and stock splits.

The following table reconciles cash and restricted cash reported in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2021	December 31, 2020
Cash	$477	394
Restricted cash	34,312	14,837
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$34,789	15,231

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information about our AFS securities as of September 30, 2021, and December 31, 2020, was as follows:

September 30, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$128,415	—	3,600	(957)	131,058
Foreign government	14,567	(47)	695	(75)	15,140
Obligations of states and political subdivisions	1,094,619	(99)	71,507	(103)	1,165,924
Corporate securities	2,420,904	(4,719)	131,442	(3,101)	2,544,526
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,326,348	(926)	18,896	(4,517)	1,339,801
Residential mortgage-backed securities ("RMBS")	785,840	(1,363)	33,361	(1,056)	816,782
Commercial mortgage-backed securities ("CMBS")	630,474	(15)	34,465	(1,085)	663,839
Total AFS fixed income securities	$6,401,167	(7,169)	293,966	(10,894)	6,677,070

December 31, 2020
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$110,038	—	6,239	(137)	116,140
Foreign government	16,801	(1)	1,569	(3)	18,366
Obligations of states and political subdivisions	1,159,588	(4)	87,564	(11)	1,247,137
Corporate securities	2,152,203	(2,782)	180,971	(2,340)	2,328,052
CLO and other ABS	1,014,820	(592)	20,166	(7,843)	1,026,551
RMBS	999,485	(561)	53,065	(201)	1,051,788
CMBS	620,582	(29)	48,348	(1,007)	667,894
Total AFS fixed income securities	$6,073,517	(3,969)	397,922	(11,542)	6,455,928

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended September 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$49	—	(2)	—	—	47
Obligations of states and political subdivisions	38	61	—	—	—	99
Corporate securities	3,477	1,307	64	(49)	(80)	4,719
CLO and other ABS	1,399	46	(517)	(2)	—	926
RMBS	1,034	248	125	(44)	—	1,363
CMBS	14	4	(3)	—	—	15
Total AFS fixed income securities	$6,011	1,666	(333)	(95)	(80)	7,169

Quarter ended September 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$28	—	(2)	(19)	—	7
Obligations of states and political subdivisions	17	9	(11)	—	—	15
Corporate securities	8,077	1,016	(3,455)	(265)	(15)	5,358
CLO and other ABS	1,389	—	(210)	(51)	(7)	1,121
RMBS	831	—	(157)	(27)	—	647
CMBS	53	—	(21)	—	—	32
Total AFS fixed income securities	$10,395	1,025	(3,856)	(362)	(22)	7,180

Nine Months ended September 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	47	(1)	—	—	47
Obligations of states and political subdivisions	4	84	11	—	—	99
Corporate securities	2,782	3,413	(765)	(570)	(141)	4,719
CLO and other ABS	592	573	(219)	(20)	—	926
RMBS	561	1,018	(95)	(121)	—	1,363
CMBS	29	4	(18)	—	—	15
Total AFS fixed income securities	$3,969	5,139	(1,087)	(711)	(141)	7,169

Nine Months ended September 30, 2020
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$—	26	—	(19)	—	7
Obligations of states and political subdivisions	—	15	—	—	—	15
Corporate securities	—	6,100	—	(659)	(83)	5,358
CLO and other ABS	—	1,237	—	(109)	(7)	1,121
RMBS	—	690	—	(43)	—	647
CMBS	—	32	—	—	—	32
Total AFS fixed income securities	$—	8,100	—	(830)	(90)	7,180

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. Accrued interest on AFS securities was $44.9 million as of September 30, 2021, and $43.8 million as of December 31, 2020. We did not record any material write-offs during 2021 or 2020.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

September 30, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,717	(940)	156	(17)	34,873	(957)
Foreign government	3,114	(75)	—	—	3,114	(75)
Obligations of states and political subdivisions	7,936	(103)	—	—	7,936	(103)
Corporate securities	236,164	(3,067)	2,412	(34)	238,576	(3,101)
CLO and other ABS	515,458	(3,723)	57,153	(794)	572,611	(4,517)
RMBS	111,648	(1,055)	20	(1)	111,668	(1,056)
CMBS	75,714	(941)	8,286	(144)	84,000	(1,085)
Total AFS fixed income securities	$984,751	(9,904)	68,027	(990)	1,052,778	(10,894)

December 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,519	(137)	—	—	11,519	(137)
Foreign government	1,122	(3)	—	—	1,122	(3)
Obligations of states and political subdivisions	2,223	(11)	—	—	2,223	(11)
Corporate securities	65,187	(2,152)	2,400	(188)	67,587	(2,340)
CLO and other ABS	261,746	(2,995)	165,661	(4,848)	427,407	(7,843)
RMBS	18,227	(194)	1,181	(7)	19,408	(201)
CMBS	55,482	(616)	16,093	(391)	71,575	(1,007)
Total AFS fixed income securities	$415,506	(6,108)	185,335	(5,434)	600,841	(11,542)

We do not currently intend to sell any of the securities reflected in the tables above, nor do we expect that we will be required to sell any of these securities. The decrease in gross unrealized losses during Nine Months 2021 was driven by a tightening of credit spreads, partially offset by an increase in longer-dated benchmark United States Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report, we have concluded that no allowance for credit loss is required on these balances. This conclusion reflects our current judgment about the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(c) Fixed income securities at September 30, 2021 are summarized below by contractual maturity. Mortgage-backed securities are reflected in the table using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$511,751	32	33
Due after one year through five years	3,389,351	14,548	15,340
Due after five years through 10 years	2,101,275	10,672	10,664
Due after 10 years	674,693	—	—
Total fixed income securities	$6,677,070	25,252	26,037

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2021			December 31, 2020
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$257,160	103,792	360,952	157,276	100,905	258,181
Private credit	62,462	91,991	154,453	54,017	98,330	152,347
Real assets	22,870	23,466	46,336	19,659	16,493	36,152
Total alternative investments	342,492	219,249	561,741	230,952	215,728	446,680
Other securities	50,296	—	50,296	35,370	—	35,370
Total other investments	$392,788	219,249	612,037	266,322	215,728	482,050
1The maximum exposure to loss includes both the carry value of these investments and the related remaining commitments. In addition, tax credits that have been previously recognized in Other securities are subject to the risk of recapture, which we do not consider significant.

We are contractually committed to make additional investments up to the remaining commitments stated above. We have not provided any non-contractual financial support at any time during 2021 or 2020.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the gross summarized financial statement information for these investments for the three and nine-months ended June 30, and (ii) the portion of these results included in our Third Quarter and Nine Months results:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2021	2020	2021	2020
Net investment income	$60.4	83.4	$550.3	92.9
Realized gains	1,857.6	731.3	4,026.2	1,075.0
Net change in unrealized appreciation	11,188.2	2,230.4	20,767.9	571.6
Net income	$13,106.2	3,045.1	$25,344.4	1,739.5
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$42.8	18.7	$92.9	8.9

(e) Certain of our insurance subsidiaries, as members of the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"), have pledged certain AFS fixed income securities as collateral. Additionally, to comply with insurance laws, certain of our insurance subsidiaries have deposited certain securities with various state and regulatory agencies at September 30, 2021. We retain all rights regarding all securities pledged as collateral. The following table summarizes the market value of these securities at September 30, 2021:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.1	22.1
Obligations of states and political subdivisions	—	—	4.0	4.0
RMBS	67.8	44.8	—	112.6
CMBS	6.6	14.6	—	21.2
Total pledged as collateral	$74.4	59.4	26.1	159.9

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government-backed investments, as of September 30, 2021, or December 31, 2020.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Fixed income securities	$51,683	51,285	$157,114	152,617
Commercial mortgage loans ("CMLs")	683	245	1,892	463
Equity securities	2,955	1,948	8,425	5,523
Short-term investments	64	244	204	1,830
Other investments	42,865	18,671	93,158	9,167
Investment expenses	(5,218)	(4,208)	(14,314)	(11,004)
Net investment income earned	$93,032	68,185	$246,479	158,596
The increases in net investment income earned in Third Quarter and Nine Months 2021 compared to the prior year periods were driven by the alternative investments in our other investments portfolio. The results principally reflect unrealized gains on our private equity holdings that benefited from the upward movement in private market valuations in the three and nine-month periods ending June 30, 2021, as our results on these holdings are recorded on a one-quarter lag.

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Gross gains on sales	$7,151	2,975	$12,906	15,129
Gross losses on sales	(2,505)	(2,402)	(8,787)	(7,841)
Net realized gains on disposals	4,646	573	4,119	7,288
Net unrealized (losses) gains on equity securities	(3,111)	4,338	15,830	(7,098)
Net credit loss (expense) benefit on fixed income securities, AFS	(1,334)	2,853	(4,059)	(8,011)
Net credit loss benefit (expense) on fixed income securities, HTM	6	3	(54)	4
Net credit loss benefit (expense) on CMLs	—	(2)	—	(220)
Losses on securities for which we have the intent to sell	(30)	(44)	(483)	(16,259)
Net realized and unrealized gains (losses)	$177	7,721	$15,353	(24,296)

Unrealized gains (losses) recognized in income on equity securities, as reflected in the table above, include the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at period end	$269	4,338	$14,767	(7,101)
On securities sold during period	(3,380)	—	1,063	3
Total unrealized (losses) gains recognized in income on equity securities	$(3,111)	4,338	$15,830	(7,098)

The improvement in net realized and unrealized gains in Nine Months 2021 compared to Nine Months 2020 was primarily driven by (i) unrealized gains on our equity securities compared to unrealized losses last year, driven by COVID-19-related market disruption, and (ii) lower intent-to-sell losses given the significant trading flexibility we allowed our investment managers given last year's market conditions.

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,917	64,955	49,914	66,148
6.70% Senior Notes	99,514	127,279	99,499	127,886
5.375% Senior Notes	294,307	382,961	294,241	383,669
1.61% borrowings from FHLBNY	—	—	25,000	25,182
1.56% borrowings from FHLBNY	—	—	25,000	25,198
3.03% borrowings from FHLBI	60,000	65,109	60,000	67,513
Subtotal long-term debt	503,738	640,304	553,654	695,596
Unamortized debt issuance costs	(3,228)		(3,419)
Finance lease obligations	394		508
Total long-term debt	$500,904		550,743

For a discussion of the fair value hierarchy and techniques used to value our financial assets and liabilities, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2021, and December 31, 2020:

September 30, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$131,058	59,264	71,794	—
Foreign government	15,140	—	15,140	—
Obligations of states and political subdivisions	1,165,924	—	1,157,920	8,004
Corporate securities	2,544,526	—	2,434,240	110,286
CLO and other ABS	1,339,801	—	1,277,372	62,429
RMBS	816,782	—	816,782	—
CMBS	663,839	—	663,839	—
Total AFS fixed income securities	6,677,070	59,264	6,437,087	180,719
Equity securities:
Common stock[1]	322,074	225,911	—	—
Preferred stock	2,112	2,112	—	—
Total equity securities	324,186	228,023	—	—
Short-term investments	355,937	355,937	—	—
Total assets measured at fair value	$7,357,193	643,224	6,437,087	180,719

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,140	40,960	75,180	—
Foreign government	18,366	—	18,366	—
Obligations of states and political subdivisions	1,247,137	—	1,244,243	2,894
Corporate securities	2,328,052	—	2,257,352	70,700
CLO and other ABS	1,026,551	—	970,176	56,375
RMBS	1,051,788	—	1,051,788	—
CMBS	667,894	—	667,894	—
Total AFS fixed income securities	6,455,928	40,960	6,284,999	129,969
Equity securities:
Common stock[1]	308,632	261,846	—	—
Preferred stock	1,735	1,735	—	—
Total equity securities	310,367	263,581	—	—
Short-term investments	409,852	405,400	4,452	—
Total assets measured at fair value	$7,176,147	709,941	6,289,451	129,969
1Investments amounting to $96.2 million at September 30, 2021, and $46.8 million at December 31, 2020, were measured at fair value using net asset value per share (or its practical expedient) and are not classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table enables reconciliation of the fair value hierarchy to total assets measured at fair value.

The following table provides a summary of Level 3 changes in Nine Months 2021 and Nine Months 2020:

September 30, 2021
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	9	2,607	206	2,822
Net realized and unrealized (losses) gains	—	(185)	(35)	(220)
Net investment income earned	—	14	9	23
Purchases	—	43,833	19,041	62,874
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(210)	(1,750)	(1,960)
Transfers into Level 3	5,101	981	3,226	9,308
Transfers out of Level 3	—	(7,454)	(14,643)	(22,097)
Fair value, September 30, 2021	$8,004	110,286	62,429	180,719

Change in unrealized losses for the period included in earnings for assets held at period end	—	(185)	(35)	(220)
Change in unrealized gains for the period included in OCI for assets held at period end	9	2,607	206	2,822

September 30, 2020
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	$—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	(36)	(2,415)	732	(1,719)
Net realized and unrealized (losses) gains	—	(456)	(247)	(703)
Net investment income earned	—	—	3	3
Purchases	—	19,002	11,751	30,753
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(138)	(1,030)	(1,168)
Transfers into Level 3	2,890	4,592	26,401	33,883
Transfers out of Level 3	—	—	(9,924)	(9,924)
Fair value, September 30, 2020	$2,854	37,636	44,720	85,210

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	(456)	(247)	(703)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(36)	(2,415)	732	(1,719)

The following tables provide quantitative information regarding our financial assets and liabilities that were disclosed at fair value at September 30, 2021, and December 31, 2020:

September 30, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,619	—	3,619	—
Corporate securities	22,418	—	22,418	—
Total HTM fixed income securities	$26,037	—	26,037	—

CMLs	$86,001	—	—	86,001

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$64,955	—	64,955	—
6.70% Senior Notes	127,279	—	127,279	—
5.375% Senior Notes	382,961	—	382,961	—
3.03% borrowings from FHLBI	65,109	—	65,109	—
Total long-term debt	$640,304	—	640,304	—

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,795	—	4,795	—
Corporate securities	13,206	—	13,206	—
Total HTM fixed income securities	$18,001	—	18,001	—

CMLs	$47,289	—	—	47,289

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,148	—	66,148	—
6.70% Senior Notes	127,886	—	127,886	—
5.375% Senior Notes	383,669	—	383,669	—
1.61% borrowings from FHLBNY	25,182	—	25,182	—
1.56% borrowings from FHLBNY	25,198	—	25,198	—
3.03% borrowings from FHLBI	67,513	—	67,513	—
Total long-term debt	$695,596	—	695,596	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Balance at beginning of period	$18,300	$21,000	$21,000	$6,400
Cumulative effect adjustment[1]	—	—	—	1,058
Balance at beginning of period, as adjusted	$18,300	$21,000	$21,000	$7,458
Current period provision for expected credit losses	180	802	1,721	16,369
Write-offs charged against the allowance for credit losses	(2,154)	(996)	(6,554)	(3,272)
Recoveries	174	194	333	445
Allowance for credit losses, end of period	$16,500	$21,000	$16,500	$21,000
1Represents the impact of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

In Nine Months 2020, we recognized an additional allowance for credit losses of $13.5 million, net of write-offs and recoveries. We based this increase on an evaluation of the recoverability of our premiums receivable in light of (i) the billing accommodations we announced during the first quarter of 2020 and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. The billing accommodations included individualized payment flexibility and suspending the effect of policy cancellations, late payment notices, and late or reinstatement fees. The heightened credit risk experienced in 2020 led us to increase the allowance for credit losses to $21.0 million last year. During Nine Months 2021, we realized a portion of the anticipated write-offs, which reduced our allowance. The reduction was partially offset by the additional provision established on current-year premiums, which resulted in the end of period allowance of $16.5 million.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2021, and December 31, 2020:

	September 30, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$39,325	$13	$39,338
A+	338,912	887	339,799
A	96,071	439	96,510
A-	3,166	271	3,437
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$477,474	$1,610	$479,084

Non-rated reinsurers
Federal and state pools	$204,001	$—	$204,001
Other than federal and state pools	4,698	29	4,727
Total non-rated reinsurers	$208,699	$29	$208,728

Total reinsurance recoverable, gross	$686,173	$1,639	$687,812
Less: allowance for credit losses[1]			(1,595)
Total reinsurance recoverable, net			$686,217

	December 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$37,464	$102	$37,566
A+	354,846	2,452	357,298
A	105,652	415	106,067
A-	2,139	—	2,139
B++	56	324	380
B+	—	—	—
Total rated reinsurers	$500,157	$3,293	$503,450

Non-rated reinsurers
Federal and state pools	$82,575	$—	$82,575
Other than federal and state pools	2,676	568	3,244
Total non-rated reinsurers	$85,251	$568	$85,819

Total reinsurance recoverable, gross	$585,408	$3,861	$589,269
Less: allowance for credit losses[1]			(1,777)
Total reinsurance recoverable, net			$587,492
1Represents our current expectation of credit losses on total current and past due reinsurance recoverables, and is not identifiable by reinsurer.

The $98.7 million increase in "Total reinsurance recoverable, net," was primarily driven by losses ceded to the NFIP due to seasonal catastrophic storms, mainly Hurricane Ida, and subsequent flooding. See below for further discussion on ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP.

For a discussion of the methodology used to evaluate our estimate of expected credit losses, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,777	2,396	$1,777	4,400
Cumulative effect adjustment[1]	—	—	—	(2,903)
Balance at beginning of period, as adjusted	$1,777	2,396	$1,777	1,497
Current period provision for expected credit losses	(182)	(565)	(182)	334
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,595	1,831	$1,595	1,831
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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Premiums written:
Direct	$932,752	839,275	$2,796,296	2,420,350
Assumed	7,136	5,450	17,541	17,902
Ceded	(126,982)	(125,217)	(369,548)	(346,665)
Net	$812,906	719,508	$2,444,289	2,091,587
Premiums earned:
Direct	$877,620	803,957	$2,568,445	2,292,495
Assumed	6,304	6,147	16,391	18,375
Ceded	(116,677)	(115,563)	(352,111)	(333,955)
Net	$767,247	694,541	$2,232,725	1,976,915
Loss and loss expenses incurred:
Direct	$655,483	530,192	$1,557,063	1,407,000
Assumed	4,143	4,232	10,807	13,430
Ceded	(154,357)	(86,622)	(227,577)	(168,355)
Net	$505,269	447,802	$1,340,293	1,252,075

Direct premiums written ("DPW") increased $375.9 million, or 16%, in Nine Months 2021 compared to Nine Months 2020 from (i) overall renewal pure price increases, (ii) strong retention, and (iii) new business growth. This increase included four percentage points from the $75 million return audit and endorsement premium accrual that was recorded in the first quarter of 2020 and a $19.7 million premium credit to automobile policyholders in the second quarter of 2020.

The return audit and endorsement premium accrual recorded in 2020 reflected lower exposure levels, which determine the premium we charge, attributable to the economic impacts of the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business in 2020.

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Ceded premiums written	$(77,697)	(77,318)	$(218,520)	(213,592)
Ceded premiums earned	(69,197)	(68,427)	(203,549)	(202,656)
Ceded loss and loss expenses incurred	(153,713)	(48,132)	(174,861)	(66,219)

The increase in ceded loss and loss expenses incurred related to our participation in the NFIP in Third Quarter and Nine Months 2021 compared to Third Quarter and Nine Months 2020 was due to the seasonal catastrophic storms mentioned above.

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense balances:

	Nine Months ended September 30,
($ in thousands)	2021	2020
Gross reserve for loss and loss expense, at beginning of year	$4,260,355	4,067,163
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	554,269	547,066
Net reserve for loss and loss expense, at beginning of year	3,706,086	3,520,097
Incurred loss and loss expense for claims occurring in the:
Current year	1,408,240	1,295,285
Prior years	(67,947)	(43,210)
Total incurred loss and loss expense	1,340,293	1,252,075
Paid loss and loss expense for claims occurring in the:
Current year	430,288	421,981
Prior years	675,782	646,974
Total paid loss and loss expense	1,106,070	1,068,955
Net reserve for loss and loss expense, at end of period	3,940,309	3,703,217
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	670,031	590,059
Gross reserve for loss and loss expense at end of period	$4,610,340	4,293,276
1 Nine Months 2020 includes an adjustment of $2.9 million related to our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Prior year reserve development in Nine Months 2021 was favorable by $67.9 million, which included $66.0 million of casualty reserve development. The favorable casualty reserve development included $29.0 million in our general liability line of business, $28.0 million in our workers compensation line of business, $7.0 million in our Excess and Surplus ("E&S") casualty lines of business, and $2.0 million in our businessowners' policies line of business.

Prior year reserve development in Nine Months 2020 was favorable by $43.2 million, which included $50.0 million of casualty reserve development, partially offset by $6.8 million of unfavorable property reserve development. The favorable casualty reserve development included $40.0 million in our workers compensation line of business and $20 million in our general liability line of business, partially offset by $10.0 million of unfavorable reserve development in our commercial automobile line of business.
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
•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses, which are not included in non-GAAP operating income, are also included in our Investments segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses, nor do we allocate assets.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments for the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Standard Commercial Lines:
Net premiums earned:
Commercial property	$111,981	97,997	$320,904	287,279
Workers compensation	78,318	75,595	230,845	204,207
General liability	205,904	181,459	596,717	509,312
Commercial automobile	185,610	160,937	535,519	449,162
Businessowners' policies	23,025	27,605	80,963	82,157
Bonds	8,850	9,226	26,436	28,075
Other	5,883	5,266	17,082	15,477
Miscellaneous income	4,168	5,521	13,670	11,107
Total Standard Commercial Lines revenue	623,739	563,606	1,822,136	1,586,776
Standard Personal Lines:
Net premiums earned:
Personal automobile	40,575	42,458	122,977	123,134
Homeowners	30,633	31,395	91,801	94,537
Other	2,154	2,123	5,698	6,066
Miscellaneous income	420	598	1,242	1,520
Total Standard Personal Lines revenue	73,782	76,574	221,718	225,257
E&S Lines:
Net premiums earned:
Casualty lines	52,983	43,650	144,458	130,444
Property lines	21,331	16,830	59,325	47,065
Total E&S Lines revenue	74,314	60,480	203,783	177,509
Investments:
Net investment income	93,032	68,185	246,479	158,596
Net realized and unrealized investment gains (losses)	177	7,721	15,353	(24,296)
Total Investments revenue	93,209	75,906	261,832	134,300
Total revenues	$865,044	776,566	$2,509,469	2,123,842

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Standard Commercial Lines:
Underwriting gain, before federal income tax	$17,413	42,718	$154,850	76,574
Underwriting gain, after federal income tax	13,756	33,746	122,332	60,493
Combined ratio	97.2%	92.3	91.4	95.1
ROE contribution	2.1	5.7	6.2	3.5

Standard Personal Lines:
Underwriting gain (loss), before federal income tax	$(11,146)	(14,404)	$2,193	(20,342)
Underwriting gain (loss), after federal income tax	(8,805)	(11,379)	1,732	(16,070)
Combined ratio	115.2%	119.0	99.0	109.1
ROE contribution	(1.3)	(1.9)	0.1	(0.9)

E&S Lines:
Underwriting gain (loss), before federal income tax	$4,672	(7,277)	$7,494	(3,965)
Underwriting gain (loss), after federal income tax	3,691	(5,748)	5,920	(3,132)
Combined ratio	93.7%	112.0	96.3	102.2
ROE contribution	0.5	(1.0)	0.3	(0.2)

Investments:
Net investment income	$93,032	68,185	$246,479	158,596
Net realized and unrealized investment gains (losses)	177	7,721	15,353	(24,296)
Total investments segment income, before federal income tax	93,209	75,906	261,832	134,300
Tax on investments segment income	18,379	14,676	51,229	24,338
Total investments segment income, after federal income tax	$74,830	61,230	$210,603	109,962
ROE contribution of after-tax net investment income	11.0	9.4	10.1	7.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Underwriting gain
Standard Commercial Lines	$17,413	42,718	$154,850	76,574
Standard Personal Lines	(11,146)	(14,404)	2,193	(20,342)
E&S Lines	4,672	(7,277)	7,494	(3,965)
Investment income	93,209	75,906	261,832	134,300
Total all segments	104,148	96,943	426,369	186,567
Interest expense	(7,242)	(7,781)	(21,967)	(23,310)
Corporate expenses	(4,270)	(3,905)	(22,936)	(19,310)
Income, before federal income tax	$92,636	85,257	$381,466	143,947
Preferred stock dividends	(2,300)	—	(7,053)	—
Income available to common stockholders, before federal income tax	$90,336	85,257	$374,413	143,947

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). Selective Insurance Company of America (“SICA”) also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants, and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information about SICA's retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2020 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan		Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Net Periodic Pension Cost (Benefit):
Interest cost	$2,148	2,828	$6,445	8,484
Expected return on plan assets	(5,744)	(5,477)	(17,232)	(16,430)
Amortization of unrecognized net actuarial loss	626	704	1,876	2,112
Total net periodic pension benefit[1]	$(2,970)	(1,945)	$(8,911)	(5,834)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30,
	2021	2020
Weighted-Average Expense Assumptions:
Discount rate	2.68%	3.33%
Effective interest rate for calculation of interest cost	2.06	2.95
Expected return on plan assets	5.40	5.80

NOTE 11. Comprehensive Income
The following are the components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2021 and 2020:

Third Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$92,636	18,931	73,705
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(35,285)	(7,410)	(27,875)
Unrealized losses on securities with credit loss recognized in earnings	(2,343)	(492)	(1,851)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized gains on disposals and losses on intent-to-sell AFS securities	(1,296)	(272)	(1,024)
Credit loss expense	1,334	280	1,054
Total unrealized losses on investment securities	(37,589)	(7,894)	(29,695)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	145	548
Total defined benefit pension and post-retirement plans	693	145	548
Other comprehensive loss	(36,896)	(7,749)	(29,147)
Comprehensive income	$55,740	11,182	44,558

Third Quarter 2020
($ in thousands)	Gross	Tax	Net
Net income	$85,257	15,382	69,875
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	37,836	7,947	29,889
Unrealized gains on securities with credit loss recognized in earnings	9,239	1,940	7,299
Amounts reclassified into net income:
HTM securities	(1)	(1)	—
Net realized gains on disposals and losses on intent-to-sell AFS securities	(515)	(109)	(406)
Credit loss benefit	(2,853)	(599)	(2,254)
Total unrealized gains on investment securities	43,706	9,178	34,528
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	754	158	596
Total defined benefit pension and post-retirement plans	754	158	596
Other comprehensive income	44,460	9,336	35,124
Comprehensive income	$129,717	24,718	104,999

Nine Months 2021
($ in thousands)	Gross	Tax	Net
Net income	$381,466	76,608	304,858
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(103,040)	(21,638)	(81,402)
Unrealized losses on securities with credit loss recognized in earnings	(3,678)	(772)	(2,906)
Amounts reclassified into net income:
HTM securities	(4)	(1)	(3)
Net realized gains on disposals and losses on intent-to-sell AFS securities	(634)	(133)	(501)
Credit loss expense	4,059	852	3,207
Total unrealized losses on investment securities	(103,297)	(21,692)	(81,605)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	2,079	436	1,643
Total defined benefit pension and post-retirement plans	2,079	436	1,643
Other comprehensive loss	(101,218)	(21,256)	(79,962)
Comprehensive income	$280,248	55,352	224,896

Nine Months 2020
($ in thousands)	Gross	Tax	Net
Net income	$143,947	24,653	119,294
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	132,623	27,852	104,771
Unrealized losses on securities with credit loss recognized in earnings	(18,672)	(3,921)	(14,751)
Amounts reclassified into net income:
HTM securities	(7)	(2)	(5)
Net realized losses on disposals and losses on intent-to-sell AFS securities	9,126	1,916	7,210
Credit loss expense	8,010	1,682	6,328
Total unrealized gains on investment securities	131,080	27,527	103,553
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	2,261	474	1,787
Total defined benefit pension and post-retirement plans	2,261	474	1,787
Other comprehensive income	133,341	28,001	105,340
Comprehensive income	$277,288	52,654	224,634

The following are the balances and changes in each component of AOCI (net of taxes) as of September 30, 2021:

September 30, 2021					Defined Benefit Pension and Post-Retirement Plans
	Net Unrealized (Losses) Gains on Investment Securities					Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2020	$(2,546)	6	307,790	305,250	(85,064)	220,186
OCI before reclassifications	(2,906)	—	(81,402)	(84,308)	—	(84,308)
Amounts reclassified from AOCI	3,207	(3)	(501)	2,703	1,643	4,346
Net current period OCI	301	(3)	(81,903)	(81,605)	1,643	(79,962)
Balance, September 30, 2021	$(2,245)	3	225,887	223,645	(83,421)	140,224
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2021	2020	2021	2020
HTM related
Unrealized (gains) losses on HTM disposals	$(1)	4	$(1)	5	Net realized and unrealized investment gains (losses)
Amortization of net unrealized losses (gains) on HTM securities	2	(5)	(3)	(12)	Net investment income earned
	1	(1)	(4)	(7)	Income before federal income tax
	—	1	1	2	Total federal income tax expense
	1	—	(3)	(5)	Net income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses on disposals and intent-to-sell AFS securities	(1,296)	(515)	(634)	9,126	Net realized and unrealized investment gains (losses)
	(1,296)	(515)	(634)	9,126	Income before federal income tax
	272	109	133	(1,916)	Total federal income tax expense
	(1,024)	(406)	(501)	7,210	Net income
Credit loss related
Credit loss expense (benefit)	1,334	(2,853)	4,059	8,010	Net realized and unrealized investment gains (losses)
	1,334	(2,853)	4,059	8,010	Income before federal income tax
	(280)	599	(852)	(1,682)	Total federal income tax expense
	1,054	(2,254)	3,207	6,328	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	159	162	478	486	Loss and loss expense incurred
	534	592	1,601	1,775	Other insurance expenses
Total defined benefit pension and post-retirement life	693	754	2,079	2,261	Income before federal income tax
	(145)	(158)	(436)	(474)	Total federal income tax expense
	548	596	1,643	1,787	Net income

Total reclassifications for the period	$579	(2,064)	$4,346	15,320	Net income

NOTE 12. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock, and the repurchase program may be suspended or discontinued at any time at our discretion. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. As of September 30, 2021, 52,781 shares were repurchased under the share repurchase program at a total cost of $3.4 million. These repurchases were all completed in the first quarter of 2021, and we did not repurchase any shares under our share repurchase program in the second or third quarters of 2021. We have $96.6 million of remaining capacity under our share repurchase program.

NOTE 13. Litigation
As of September 30, 2021, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
•Excess and surplus ("E&S Lines"); and
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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2021 (“Third Quarter 2021”) and September 30, 2020 (“Third Quarter 2020”) and the nine-month periods ended September 30, 2021 (“Nine Months 2021”) and September 30, 2020 (“Nine Months 2020”);
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

The following estimates materially changed in Nine Months 2021:
•Investment valuation and the allowance for credit losses on AFS fixed income securities - See Note 4. "Investments" and Note 5. "Fair Value Measurements" in Item 1. "Financial Statements." of this Form 10-Q;
•Reserves for loss and loss expense - See Note 8. "Reserve for Loss and Loss Expense" in Item 1. "Financial Statements." of this Form 10-Q;
•Reinsurance - See Note 7. "Reinsurance" in Item 1. "Financial Statements." of this Form 10-Q;
•Allowance for credit losses on premiums receivable - See Note 6. "Allowance for Credit Losses on Premiums Receivable" in Item 1. "Financial Statements." of this Form 10-Q; and
•Accrual for auditable premium - In the first quarter of 2020, we recorded a $75 million return audit and mid-term endorsement premium accrual in response to the COVID-19 pandemic and the anticipated decline in payroll and sales exposures on the workers compensation and general liability lines of business. The remaining accrual was $24.8 million as of December 31, 2020. During 2021, we applied premium adjustments for audits, fully exhausting this accrual as of June 30, 2021. Since April 2020, through active engagement among our underwriters, insureds, and distribution partners, we have established exposure levels to reflect our best estimate of how the current environment may impact our policies. As a result, we did not have material accruals for additional or return premium as of September 30, 2021.

Financial Highlights of Results for Third Quarter and Nine Months 2021 and Third Quarter and Nine Months 20201

($ and shares in thousands, except per share amounts)	Quarter ended September 30,			Change % or Points		Nine Months ended September 30,			Change % or Points
	2021		2020			2021		2020
Financial Data:
Revenues	$865,044		776,566	11%		$2,509,469		2,123,842	18%
After-tax net investment income	74,690		55,131	35		198,474		129,156	54
After-tax underwriting income	8,642		16,619	(48)		129,984		41,291	215
Net income before federal income tax	92,636		85,257	9		381,466		143,947	165
Net income	73,705		69,875	5		304,858		119,294	156
Net income available to common stockholders	71,405		69,875	2		297,805		119,294	150

Key Metrics:
Combined ratio	98.6%		97.0	1.6	pts	92.6%		97.4	(4.8)	pts
Invested assets per dollar of common stockholders' equity	$2.89		3.04	(5)%		$2.89		3.04	(5)%
Annualized return on common equity ("ROE")	10.6		11.9	(1.3)	pts	15.1		6.9	8.2	pts
Statutory premiums to surplus ratio	1.35	x	1.39	(0.04)		1.35	x	1.39	(0.04)

Per Common Share Amounts:
Diluted net income per share	$1.18		1.16	2%		$4.92		1.98	148%
Book value per share	45.27		40.00	13		45.27		40.00	13
Dividends declared per share to common stockholders	0.25		0.23	9		0.75		0.69	9

Non-GAAP Information:
Non-GAAP operating income[2]	$71,265		63,776	12%		$285,676		138,488	106%
Diluted non-GAAP operating income per common share[2]	1.18		1.06	11		4.72		2.30	105
Annualized non-GAAP operating ROE[2]	10.6%		10.9	(0.3)	pts	14.5%		8.0	6.5	pts
1Refer to the Glossary of Terms attached to our 2020 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2    Non-GAAP operating income, non-GAAP operating income per diluted common share, and annualized non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and annualized ROE, respectively, but exclude after-tax net realized and unrealized gains and losses on investments. They are used as important financial measures by us, analysts, and investors because the timing of realized investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments that are charged to earnings could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, and annualized ROE to non-GAAP operating income, non-GAAP operating income per diluted common share, and annualized non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$71,405	69,875	$297,805	119,294
Net realized and unrealized (gains) losses, before tax	(177)	(7,721)	(15,353)	24,296
Tax on reconciling items	37	1,622	3,224	(5,102)
Non-GAAP operating income	$71,265	63,776	$285,676	138,488

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Net income available to common stockholders per diluted common share	$1.18	1.16	$4.92	1.98
Net realized and unrealized (gains) losses, before tax	—	(0.13)	(0.25)	0.40
Tax on reconciling items	—	0.03	0.05	(0.08)
Non-GAAP operating income per diluted common share	$1.18	1.06	$4.72	2.30

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Annualized ROE	10.6%	11.9	15.1%	6.9
Net realized and unrealized (gains) losses, before tax	—	(1.3)	(0.8)	1.4
Tax on reconciling items	—	0.3	0.2	(0.3)
Annualized non-GAAP operating ROE	10.6%	10.9	14.5%	8.0

The components of our annualized ROE and non-GAAP operating ROE are as follows:

Annualized ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2021	2020		2021	2020
Standard Commercial Lines Segment	2.1%	5.7	(3.6)	6.2%	3.5	2.7
Standard Personal Lines Segment	(1.3)	(1.9)	0.6	0.1	(0.9)	1.0
E&S Lines Segment	0.5	(1.0)	1.5	0.3	(0.2)	0.5
Total insurance operations	1.3	2.8	(1.5)	6.6	2.4	4.2

Investment income	11.0	9.4	1.6	10.1	7.5	2.6
Net realized and unrealized investment gains (losses)	—	1.0	(1.0)	0.6	(1.1)	1.7
Total investments segment	11.0	10.4	0.6	10.7	6.4	4.3

Other	(1.7)	(1.3)	(0.4)	(2.2)	(1.9)	(0.3)

Annualized ROE	10.6%	11.9	(1.3)	15.1%	6.9	8.2
Net realized and unrealized (gains) losses, after tax	—	(1.0)	1.0	(0.6)	1.1	(1.7)
Annualized Non-GAAP Operating ROE	10.6%	10.9	(0.3)	14.5%	8.0	6.5

Our Nine Months 2021 annualized non-GAAP operating ROE of 14.5% was above our full-year 2021 target of 11% and our Nine Months 2020 annualized non-GAAP operating ROE of 8.0%, driven by strong investment and underwriting income. Non-GAAP operating income per diluted common share increased (i) $0.12 in Third Quarter 2021 compared to Third Quarter 2020, and (ii) $2.42 in Nine Months 2021 compared to Nine Months 2020.

The increase in non-GAAP operating income per diluted common share in Third Quarter and Nine Months 2021 compared to Third Quarter and Nine Months 2020 was primarily driven by:
•Net catastrophe losses (lower by $0.14 in Third Quarter 2021 and $1.20 in Nine Months 2021) driven by industry-wide U.S. catastrophe loss activity in 2020 that significantly exceeded the 10-year historical median; and
•Investment income (higher by $0.32 in Third Quarter 2021 and $1.14 in Nine Months 2021) driven by alternative investments in our other investments portfolio. These results principally reflect unrealized gains on our private equity holdings that benefited from the upward movement in private market valuations in the three and nine-month periods ending June 30, 2021, as our results on these holdings are recorded on a one-quarter lag.

Partially offsetting the increase in non-GAAP operating income per diluted common share in Third Quarter 2021 was the following:
•Non-catastrophe property loss and loss expenses that increased by $0.09 in Third Quarter 2021 compared to Third Quarter 2020; and
•Favorable prior year casualty reserve development that was less in Third Quarter 2021 by $0.18 compared to Third Quarter 2020.

Outlook
We entered 2021 in the strongest financial position in our Company's long history and were well positioned to continue generating disciplined and profitable growth. Through Nine Months 2021 we have generated 17% growth in NPW and a 14.5% annualized Non-GAAP Operating ROE. For the remainder of the year and looking ahead to 2022, we continue to focus on several areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined growth by (i) continuing to expand our Standard Commercial Lines market share by increasing our share of wallet with existing agents and strategically appointing new agents, (ii) investing in geographic expansion, with a plan to commence writing Standard Commercial Lines business in the states of Vermont, Alabama, and Idaho, subject to regulatory approval, in the near-term, and other states over time, (iii) increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services, and (iv) shifting our focus towards the mass affluent market within our Standard Personal Lines segment, which is a customer base that derives greater value from coverage and service.
•Continuing to achieve written renewal pure price increases that meet or exceed expected loss trend, while delivering on our strategy for continued disciplined growth. We achieved overall renewal pure price increases of 4.9% in Third Quarter 2021 and 5.1% in Nine Months 2021, which is at or above our expected loss trend.
•Continuing to build on a culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and development of a group of specially trained leaders who can guide us successfully into the future.

For more details about our major areas of strategic focus, refer to the "Outlook" section in "Financial Highlights of Results for Years Ended December 31, 2020, 2019, and 2018" within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of our 2020 Annual Report.

For 2021, our current full-year guidance is as follows:

•A GAAP combined ratio, excluding net catastrophe losses, of 88% (prior guidance 89%) that assumes no fourth quarter prior-year casualty reserve development;
•Net catastrophe losses of 5.0 points (prior guidance 4.0 points) on the combined ratio;
•After-tax net investment income of $240 million (prior guidance $220 million) that includes $75 million (prior guidance $55 million) in after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 20.5%, that includes an effective tax rate of 19.5% (prior guidance 19.0%) for net investment income and 21.0% for all other items; and
•Weighted average shares of 60.5 million on a diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Operations Results:
Net premiums written ("NPW")	$812,906	719,508	13%		$2,444,289	2,091,587	17%
Net premiums earned (“NPE”)	767,247	694,541	10		2,232,725	1,976,915	13
Less:
Loss and loss expense incurred	505,269	447,802	13		1,340,293	1,252,075	7
Net underwriting expenses incurred	250,033	225,103	11		724,484	670,531	8
Dividends to policyholders	1,006	599	68		3,411	2,042	67
Underwriting income	$10,939	21,037	(48)%		$164,537	52,267	215%
Combined Ratios:
Loss and loss expense ratio	65.9%	64.5	1.4	pts	60.0%	63.4	(3.4)	pts
Underwriting expense ratio	32.6	32.4	0.2		32.4	33.9	(1.5)
Dividends to policyholders ratio	0.1	0.1	—		0.2	0.1	0.1
Combined ratio	98.6	97.0	1.6		92.6	97.4	(4.8)

The NPW growth in Third Quarter and Nine Months 2021 compared to the prior year periods reflects our strong relationships with best-in-class distribution partners, sophisticated underwriting and pricing tools, and excellent customer servicing capabilities. This solid growth included (i) overall renewal pure price increases, and (ii) new business growth, as shown in the following table:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2021	2020			2021	2020
Direct new business	$168.3	140.8	20%		$497.3	443.6	12%
Renewal pure price increases	4.9%	4.4	0.5	pts	5.1%	4.1	1.0	pts

The NPW growth in Nine Months 2021 was further impacted by the 2020 COVID-19-related $75 million estimate of return audit and mid-term endorsement premium and $19.7 million of premium credits to our personal and commercial automobile customers, which reduced NPW by $94.7 million in Nine Months 2020. The $94.7 million reduction in NPW in Nine Months 2020 from COVID-19-related adjustments had the impact of increasing Nine Months 2021 NPW growth by 5 percentage points.

Loss and Loss Expenses
The loss and loss expense ratio increased 1.4 points in Third Quarter 2021 and decreased 3.4 points in Nine Months 2021 compared to Third Quarter and Nine Months 2020, respectively, primarily due to the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$76.3	10.0	pts	$79.5	11.4	pts	(1.4)	pts
(Favorable) prior year casualty reserve development	(14.0)	(1.8)		(25.0)	(3.6)		1.8
Non-catastrophe property loss and loss expenses	123.7	16.1		105.6	15.2		0.9
Total	$186.0	24.3		$160.1	23.0		1.3

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$128.9	5.8	pts	$195.9	9.9	pts	(4.1)	pts
(Favorable) prior year casualty reserve development	(66.0)	(3.0)		(50.0)	(2.5)		(0.5)
Non-catastrophe property loss and loss expenses	346.6	15.5		295.5	14.9		0.6
Total	$409.5	18.3		$441.4	22.3		(4.0)

Third Quarter 2021 and Third Quarter 2020 included elevated levels of net catastrophe losses with 10.0 points this year, including 5.6 percentage points from Hurricane Ida, and 11.4 points last year. Both years compare unfavorably to our longer-term net catastrophe loss averages. Catastrophe losses in Third Quarter 2021 include $54 million of gross losses from Hurricane Ida, and $43 million of net losses, after factoring in the retention benefit from our Property Catastrophe Excess of Loss Treaty, which attaches at $40 million. The structure of our Property Catastrophe Excess of Loss Treaty is detailed in the “Reinsurance” section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report. The majority of the loss was attributable to property losses, including personal and commercial automobiles, in New Jersey and the surrounding states. Losses in Third Quarter 2020 were driven by the derecho in the Midwestern states of our footprint, as well as Hurricane Isaias. Net catastrophe losses were lower in Nine Months 2021 compared to Nine Months 2020, as the first half of 2020 was also affected by a tornado and subsequent hail event that impacted Tennessee in March, two large storms in April, and claims related to civil unrest in June 2020.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2021		2020	2021	2020
General liability	$(4.0)		(10.0)	$(29.0)	(20.0)
Commercial automobile	—		—	—	10.0
Workers compensation	(8.0)		(15.0)	(28.0)	(40.0)
Businessowners' policies	(2.0)		—	(2.0)	—
Total Standard Commercial Lines	(14.0)		(25.0)	(59.0)	(50.0)

E&S	—		—	(7.0)	—

Total (favorable) prior year casualty reserve development	$(14.0)		(25.0)	$(66.0)	(50.0)

(Favorable) impact on loss ratio	(1.8)	pts	(3.6)	(3.0)	(2.5)

For additional qualitative reserve development discussion, please refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Underwriting Expenses
The underwriting expense ratio decreased 1.5 points in Nine Months 2021 compared to Nine Months 2020. The underwriting expense ratio in Nine Months 2020 was elevated by 1.5 points for COVID-19-related items. The decrease in the underwriting expense ratio in Nine Months 2021 reflects the absence of these COVID-19-related impacts.

The COVID-19-related items included in 2020 results were as follows: (i) lower NPE from the estimate of return audit and mid-term endorsement premium recorded in the first quarter of 2020 and premium credits given to our personal and commercial automobile customer during the second quarter of 2020; and (ii) a $13.5 million increase to our allowance for credit losses on premiums receivable in Nine Months 2020.

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$652,603	577,752	13%		$1,995,297	1,679,526	19%
NPE	619,571	558,085	11		1,808,466	1,575,669	15
Less:
Loss and loss expense incurred	393,503	331,045	19		1,048,170	950,240	10
Net underwriting expenses incurred	207,649	183,723	13		602,035	546,813	10
Dividends to policyholders	1,006	599	68		3,411	2,042	67
Underwriting income	$17,413	42,718	(59)%		$154,850	76,574	102%
Combined Ratios:
Loss and loss expense ratio	63.5%	59.3	4.2	pts	57.9%	60.3	(2.4)	pts
Underwriting expense ratio	33.5	32.9	0.6		33.3	34.7	(1.4)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.1	0.1
Combined ratio	97.2	92.3	4.9		91.4	95.1	(3.7)
NPW growth was up 13% in Third Quarter 2021 and 19% in Nine Months 2021 compared to the same prior-year periods, reflecting (i) renewal pure price increases, (ii) stable retention, and (iii) direct new business increases, as shown in the following table:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2021	2020			2021	2020
Direct new business	$122.3	99.0	24%		$365.6	324.3	13%
Retention	86%	86	—	pts	85%	85	—	pts
Renewal pure price increases	5.3	4.6	0.7		5.5	4.2	1.3

Consistent with our overall insurance operations, Nine Months 2021 NPW growth was positively impacted by approximately six points from the following 2020 COVID-19-related items which did not recur in Nine Months 2021:

•A $75 million estimate of return audit and mid-term endorsement premium that reduced Nine Months 2020 NPW.
•A $15.4 million premium credit to our commercial automobile customers that reduced Nine Months 2020 NPW.

The loss and loss expense ratio increased 4.2 points in Third Quarter 2021 and decreased 2.4 points in Nine Months 2021 compared to the same prior-year periods, principally driven by the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$50.0	8.1	pts	$39.3	7.0	pts	1.1	pts
Non-catastrophe property loss and loss expenses	90.1	14.5		75.3	13.5		1.0
(Favorable) prior year casualty reserve development	(14.0)	(2.3)		(25.0)	(4.5)		2.2
Total	126.1	20.3		89.6	16.0		4.3

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$77.3	4.3	pts	$110.7	7.0	pts	(2.7)	pts
Non-catastrophe property loss and loss expenses	248.4	13.7		215.7	13.7		—
(Favorable) prior year casualty reserve development	(59.0)	(3.3)		(50.0)	(3.2)		(0.1)
Total	266.7	14.7		276.4	17.5		(2.8)

Third Quarter 2021 and Third Quarter 2020 included elevated levels of net catastrophe losses with 8.1 points this year and 7.0 points last year. Both years compared unfavorably to our longer-term net catastrophe loss average for this segment. Net catastrophe losses for this segment are consistent with the discussion in the Insurance Operations section above.

The current year loss and loss expense ratio was 0.5 points higher in Nine Months 2021 compared to Nine Months 2020, primarily driven by increased claim frequencies. Last year experienced lower claims frequencies in the commercial auto line reflecting reductions in miles driven due to the COVID-19-related governmental directives. Lower claims frequencies and lower non-catastrophe property losses provided an offset to the $15.4 million premium credit to customers in 2020.

For quantitative information on the favorable prior year casualty reserve development by line of business, see the "Insurance Operations" section above, and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The underwriting expense ratio decreased 1.4 points in Nine Months 2021 compared to Nine Months 2020. The underwriting expense ratio in Nine Months 2020 was elevated by 1.6 points for COVID-19-related items, as discussed in "Insurance Operations" above. The decrease in the underwriting expense ratio in Nine Months 2021 reflects the absence of these COVID-19-related impacts.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$216,897	186,929	16%		$664,462	538,640	23%
Direct new business	38,376	28,010	37		109,803	95,364	15
Retention	86%	86	—	pts	85%	86	(1)	pts
Renewal pure price increases	4.4	4.1	0.3		4.5	3.9	0.6
NPE	$205,904	181,459	13%		$596,717	509,312	17%
Underwriting income	29,993	32,182	(7)		97,611	70,364	39
Combined ratio	85.4%	82.3	3.1	pts	83.6%	86.2%	(2.6)	pts
% of total Standard Commercial Lines NPW	33	32			33	32

NPW grew 16% in Third Quarter 2021 and 23% in Nine Months 2021 compared to the same prior-year periods due to renewal pure price increases, strong retention, and direct new business growth. NPW growth in Nine Months 2021 also included a 10-point benefit from the 2020 COVID-19-related $46 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020, which did not recur in Nine Months 2021.

The fluctuations in the combined ratios illustrated in the table above included the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(4.0)	(1.9)	pts	$(10.0)	(5.5)	pts	3.6	pts

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(29.0)	(4.9)	pts	$(20.0)	(3.9)	pts	(1.0)	pts

The favorable prior year casualty reserve development in Third Quarter and Nine Months 2021 was primarily attributable to lower loss severities in accident years 2018 and prior. The Third Quarter and Nine Months 2020 reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2017 and prior.

In addition to the items above, the combined ratio was favorably impacted by a decrease in the underwriting expense ratio of 1.4 points in Nine Months 2021 compared to Nine Months 2020, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

Commercial Automobile
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$197,459	169,885	16%		$594,011	498,892	19%
Direct new business	28,968	26,808	8		91,120	87,808	4
Retention	87%	87	—	pts	86%	86	—	pts
Renewal pure price increases	7.9	8.4	(0.5)		8.6	7.8	0.8
NPE	$185,610	160,937	15%		$535,519	449,162	19%
Underwriting income (loss)	(12,547)	2,603	(582)		(5,514)	(5,877)	6
Combined ratio	106.8%	98.4	8.4	pts	101.0%	101.3	(0.3)	pts
% of total Standard Commercial Lines NPW	30	29			30	30

NPW growth benefited from renewal pure price increases, strong retention, and growth in direct new business, as shown in the table above. Additionally, NPW growth included a 4-point benefit in Nine Months 2021 due to the $15.4 million premium credit given to our commercial automobile customers as a result of the 2020 COVID-19 pandemic in the second quarter of 2020, as discussed in the Standard Commercial Lines discussion above, which did not recur in Nine Months 2021.

The fluctuations in the combined ratios illustrated in the table above included the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Net catastrophe losses	$8.3	4.4	pts	$1.6	1.0	pts	3.4	pts
Non-catastrophe property loss and loss expenses	35.2	18.9		23.7	14.7		4.2
Total	$43.5	23.3		$25.3	15.7		7.6

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Net catastrophe losses	$8.9	1.7	pts	$3.0	0.7	pts	1.0	pts
Non-catastrophe property loss and loss expenses	90.8	16.9		63.8	14.2		2.7
Unfavorable prior year casualty reserve development	—	—		10.0	2.2		(2.2)
Total	$99.7	18.6		$76.8	17.1		1.5

Third Quarter and Nine Months 2021 experienced significant net catastrophe losses, predominately due to Hurricane Ida.

The Nine Months 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected claim frequencies in accident year 2019.

In addition to the items in the tables above, the combined ratio variances included the following:
•A 0.6-point increase in the current year loss and loss expense ratio in Third Quarter and Nine Months 2021 compared to the same prior-year periods, primarily driven by increased claim frequencies in 2021. Last year experienced lower claim frequencies reflecting reductions in miles driven due to the COVID-19-related governmental directives impacting this line of business. Lower claim frequencies and lower non-catastrophe property losses provided an offset to the $15.4 million of premium credits to customers in 2020.

•A 2.4-point decrease in the underwriting expense ratio in Nine Months 2021 compared to Nine Months 2020, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

Workers Compensation
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$76,317	73,009	5%		$249,099	199,189	25%
Direct new business	15,408	11,477	34		47,355	39,446	20
Retention	86%	85	1	pts	86%	84	2	pts
Renewal pure price (decreases) increases	—	(2.0)	2.0		—	(2.5)	2.5
NPE	$78,318	75,595	4%		$230,845	204,207	13%
Underwriting income	15,527	21,567	(28)		44,631	48,322	(8)
Combined ratio	80.2%	71.5	8.7	pts	80.7%	76.3	4.4	pts
% of total Standard Commercial Lines NPW	12	13			12	12

NPW increased 5% in Third Quarter 2021 and 25% in Nine Months 2021 compared to the same prior-year periods due to higher retention and increased direct new business. Additionally, NPW growth in Nine Months 2021 included a 16-point benefit due to the 2020 COVID-19-related $29 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020, which did not recur in Nine Months 2021.

The increase in the combined ratio in Third Quarter and Nine Months 2021 compared to the same prior-year periods was driven by lower favorable prior year casualty reserve development, as follows:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(8.0)	(10.2)	pts	$(15.0)	(19.8)	pts	9.6	pts

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
(Favorable) prior year casualty reserve development	$(28.0)	(12.1)	pts	$(40.0)	(19.6)	pts	7.5	pts

The favorable prior year casualty reserve development in Third Quarter and Nine Months 2021 was primarily due to lower severities in accident years 2018 and prior, and the development in Third Quarter and Nine Months 2020 was primarily due to lower severities in accident years 2017 and prior.

In addition, the combined ratio was favorably impacted by a decrease in the underwriting expense ratio of 1.8 points in Nine Months 2021 compared to Nine Months 2020, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

Commercial Property
	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
NPW	$124,725	106,219	17%		$357,248	313,405	14%
Direct new business	28,024	22,515	24		82,237	70,958	16
Retention	85%	84	1	pts	84%	84	—	pts
Renewal pure price increases	6.4	4.4	2.0		6.0	4.2	1.8
NPE	$111,981	97,997	14%		$320,904	287,279	12%
Underwriting income (loss)	(12,137)	(11,903)	(2)		11,449	(34,794)	133
Combined ratio	110.8%	112.1	(1.3)	pts	96.4%	112.1	(15.7)	pts
% of total Standard Commercial Lines NPW	19	18			18	19

NPW grew 17% in Third Quarter 2021 and 14% in Nine Months 2021 compared to the same prior-year periods due to renewal pure price increases, strong retention, and direct new business growth.

The decrease in the combined ratio in Third Quarter and Nine Months 2021 compared to the same prior-year periods was driven by the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Net catastrophe losses	$32.8	29.3	pts	28.5	29.1	pts	0.2	pts
Non-catastrophe property loss and loss expenses	48.8	43.6		44.0	44.9		(1.3)
Total	$81.6	72.9		72.5	74.0		(1.1)

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio		Change in Ratio
Net catastrophe losses	$55.7	17.3	pts	83.4	29.0	pts	(11.7)	pts
Non-catastrophe property loss and loss expenses	133.7	41.7		127.9	44.5		(2.8)
Total	$189.4	59.0		211.3	73.5		(14.5)

Third Quarter and Nine Months 2021 and 2020 experienced significant net catastrophe losses driven by the events discussed in the "Insurance Operations" section above.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$78,247	79,697	(2)	%	$221,883	225,511	(2)%
NPE	73,362	75,976	(3)		220,476	223,737	(1)
Less:
Loss and loss expense incurred	65,123	69,667	(7)		160,273	182,150	(12)
Net underwriting expenses incurred	19,385	20,713	(6)		58,010	61,929	(6)
Underwriting income (loss)	$(11,146)	(14,404)	23	%	$2,193	(20,342)	111%
Combined Ratios:
Loss and loss expense ratio	88.8%	91.7	(2.9)	pts	72.7%	81.4	(8.7)	pts
Underwriting expense ratio	26.4	27.3	(0.9)		26.3	27.7	(1.4)
Combined ratio	115.2	119.0	(3.8)		99.0	109.1	(10.1)

NPW decreased 2% in both Third Quarter and Nine Months 2021 compared to the same prior-year periods, primarily driven by direct new business that was not sufficient to compensate for the policies lost at renewal due to the challenging competitive environment in the personal auto line of business. Offsetting this decrease in Nine Months 2021 was the impact of the COVID-19-related premium credits to our personal automobile customers, which reduced NPW by $4.3 million in Nine Months 2020, and added two points of growth in Nine Months 2021 compared to Nine Months 2020, as these premium credits did not recur in Nine Months 2021.

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in millions)	2021	2020			2021	2020
Direct new business[1]	$10.2	12.1	(15)%		$31.0	33.8	(8)%
Retention	84%	83	1	pts	83%	83	—	pts
Renewal pure price increases	1.2	1.8	(0.6)		1.0	2.9	(1.9)
1Excludes our Flood direct premiums written which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The loss and loss expense ratio decreased 2.9 points in Third Quarter 2021 compared to Third Quarter 2020 and 8.7 points in Nine Months 2021 compared to Nine Months 2020 driven by the following:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$19.5	26.7	pts	28.4	37.4	pts	(10.7)	pts
Non-catastrophe property loss and loss expenses	28.7	39.1		22.4	29.5		9.6
Flood claims handling fee reimbursement	(2.9)	(4.0)		(1.4)	(1.8)		(2.2)
Total	$45.3	61.8		49.4	65.1		(3.3)

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$30.1	13.7	pts	66.4	29.7	pts	(16.0)	pts
Non-catastrophe property loss and loss expenses	76.7	34.8		60.5	27.1		7.7
Flood claims handling fee reimbursement	(4.5)	(2.0)		(2.9)	(1.3)		(0.7)
Total	$102.3	46.5		124.0	55.5		(9.0)

Our Third Quarter 2021 losses were impacted by 18 events that were designated as catastrophes by Property Claims Services ("PCS"), a statistical reporting company, including Hurricane Ida in late August 2021 and early September 2021, which had the most significant impact on results. Partially offsetting these losses were $1.5 million of increased claims handling fee reimbursement, which is a benefit to loss and loss expenses incurred, on our flood book of business in Third Quarter 2021 compared to Third Quarter 2020, predominately related to Hurricane Ida. Nine Months 2021 results were also impacted by two severe thunderstorms, accompanied by wind and hail, occurring in March and June 2021. Third Quarter 2020 was impacted by 13 events that were designated as catastrophes by PCS, which included the derecho in the Midwestern states of our footprint, and Hurricane Isaias. Nine Months 2020 was affected by a March tornado in Tennessee and two severe April storms with damaging winds and tornadoes that impacted parts of the Midwestern and Eastern United States.

The underwriting expense ratio decreased 0.9 points in Third Quarter 2021 compared to Third Quarter 2020, driven mainly by a decrease of 0.5 points in profit-based compensation. The underwriting expense ratio decreased 1.4 points in Nine Months 2021 compared to Nine Months 2020. The underwriting expense ratio was elevated by 1.4 points in Nine Months 2020 for COVID-19-related items, as discussed in "Insurance Operations" above. The decrease in the underwriting expense ratio in Nine Months 2021 reflects the absence of these COVID-19-related impacts.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Insurance Segments Results:
NPW	$82,056	62,057	32%		$227,109	186,550	22%
NPE	74,314	60,480	23		203,783	177,509	15
Less:
Loss and loss expense incurred	46,643	47,090	(1)		131,850	119,685	10
Net underwriting expenses incurred	22,999	20,667	11		64,439	61,789	4
Underwriting income (loss)	$4,672	(7,277)	164%		$7,494	(3,965)	289%
Combined Ratios:
Loss and loss expense ratio	62.8%	77.8	(15.0)	pts	64.7%	67.4	(2.7)	pts
Underwriting expense ratio	30.9	34.2	(3.3)		31.6	34.8	(3.2)
Combined ratio	93.7	112.0	(18.3)		96.3	102.2	(5.9)

NPW grew 32% in Third Quarter 2021 and 22% in Nine Months 2021 compared to the same prior-year periods reflecting (i) renewal pure price increases, and (ii) direct new business increases, as shown in the following table:

	Quarter ended September 30,		Change % or Points	Nine Months ended September 30,		Change % or Points
($ in millions)	2021	2020		2021	2020
Direct new business	$35.7	29.7	20%	$100.7	85.5	18%
Renewal pure price increases	5.6	7.0	(1.4)	6.5	5.8	0.7

The loss and loss expense ratio decreased 15.0 points in Third Quarter 2021 and 2.7 points in Nine Months 2021 compared to the same prior-year periods, primarily driven by the items outlined in the table below:

	Third Quarter 2021			Third Quarter 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$6.8	9.2	pts	$11.8	19.5	pts	(10.3)	pts
Non-catastrophe property loss and loss expenses	4.8	6.5		8.0	13.2		(6.7)
Total	$11.6	15.7		$19.8	32.7		(17.0)

	Nine Months 2021			Nine Months 2020
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$21.5	10.5	pts	$18.8	10.6	pts	(0.1)	pts
Non-catastrophe property loss and loss expenses	21.5	10.5		19.3	10.9		(0.4)
(Favorable) prior year casualty reserve development	(7.0)	(3.4)		—	—		(3.4)
Total	$36.0	17.6		$38.1	21.5		(3.9)

Both Third Quarter 2021, driven by Hurricane Ida, and Third Quarter 2020, driven by Hurricane Laura, experienced elevated net catastrophe losses that exceeded our longer-term historical average. Nine Months 2021 was also impacted by a series of large storms that significantly impacted Texas and other Southern and Midwestern states. Nine Months 2020 included losses related to the civil unrest that occurred throughout the country in June of that year.

The favorable prior year casualty reserve development in Nine Months 2021 was primarily attributable to lower loss severities in accident years 2016 through 2018. There was no prior year casualty reserve development in Third Quarter 2021 or in Third Quarter and Nine Months 2020.

The underwriting expense ratio decreased 3.3 points in Third Quarter 2021 compared to Third Quarter 2020 and 3.2 points in Nine Months 2021 compared to Nine Months 2020. The primary drivers were (i) decreased labor expenses of 1.6 points in the quarter and 1.4 points in the year-to-date period, and (ii) decreased compensation to our distribution partners of 1.1 points in the quarter and 0.8 points in the year-to-date period as a result of the mix of premiums and corresponding commission rates. In addition, the underwriting expense ratio in Nine Months 2020 was elevated by 0.8 points for COVID-19-related increases in our allowance for credit losses on premiums receivable as discussed in "Insurance Operations" above. The decrease in the underwriting expense ratio in Nine Months 2021 reflects the absence of this COVID-19-related impact.

Reinsurance
We successfully completed negotiations of our July 1, 2021 excess of loss treaties, which provide coverage for our Standard Commercial Lines, Standard Personal Lines, and E&S Lines. The Casualty Excess of Loss (“Casualty Treaty”) was renewed with the same structure as the expiring treaty. The fiscal year 2022 treaty ceded deposit premium increased $9.5 million, or 16%, reflecting a slight rate increase coupled with higher projected subject earned premium.

The Property Excess of Loss (“Property Treaty”) was renewed with an increase in the retention on the first layer to $3.0 million from $2.0 million, thereby decreasing the coverage in excess of retention to $7.0 million from $8.0 million. The subsequent layers remained the same. The fiscal year 2022 treaty deposit premium increased $0.5 million, or 1%, reflecting a risk-adjusted rate increase along with an increase in projected subject premium, which was driven by growth in total insured values, insured locations, and rate increases. The increase was offset by the premium reduction benefit of the first layer retention increase.

The following table summarizes the Property Treaty and the Casualty Treaty arrangements covering our Insurance Subsidiaries:

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

Investments
The primary objective of the investment portfolio is to maximize after-tax net investment income and overall total return while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of our fixed income and short-term investments was 4.0 years as of September 30, 2021, compared to the Insurance Subsidiaries' net Reserve for loss and loss expense duration of approximately 3.7 years at December 31, 2020. The effective duration of the investment portfolio is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are intended to maximize investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 91% of our invested asset fair value at September 30, 2021, and 92% at December 31, 2020. At September 30, 2021, these investments had a weighted average credit rating of "A+" compared to “AA-” as of December 31, 2020, with a 96% allocation to investment grade holdings at both September 30, 2021 and December 31, 2020. The decline in the weighted average credit rating reflects a meaningful reduction in our sector allocation to agency residential mortgage-backed securities over the past year as lower interest rates accelerated prepayments as we had expected. Given the very low reinvestment rates for this asset class, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes that do not carry a "AAA" rating, but in our view currently offer a better risk and reward trade-off.

Total Invested Assets
($ in thousands)	September 30, 2021	December 31, 2020	Change
Total invested assets	$7,859,226	7,505,599	5%
Invested assets per dollar of common stockholders' equity	2.89	2.96	(2)
Unrealized gain – before tax[1]	307,740	395,207	(22)
Unrealized gain – after tax[1]	243,115	312,214	(22)
1Includes unrealized gains on fixed income and equity securities.

Invested assets increased as of September 30, 2021, compared to December 31, 2020, reflecting operating cash flows during Nine Months 2021 of $543.3 million that were 22% of NPW, partially offset by a decrease in pre-tax unrealized gains of $87.5 million. The decrease in gross unrealized gains during Nine Months 2021 was driven by an increase in longer-dated benchmark United States Treasury rates, partially offset by tightening credit spreads.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2020 Annual Report.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2021	2020			2021	2020
Fixed income securities	$51,683	51,285	1%		$157,114	152,617	3%
Commercial mortgage loans ("CMLs")	683	245	179		1,892	463	309
Equity securities	2,955	1,948	52		8,425	5,523	53
Short-term investments	64	244	(74)		204	1,830	(89)
Other investments	42,865	18,671	130		93,158	9,167	916
Investment expenses	(5,218)	(4,208)	24		(14,314)	(11,004)	30
Net investment income earned – before tax	93,032	68,185	36		246,479	158,596	55
Net investment income tax expense	(18,342)	(13,054)	41		(48,005)	(29,440)	63
Net investment income earned – after tax	$74,690	55,131	35		$198,474	129,156	54
Effective tax rate	19.7%	19.1	0.6	pts	19.5%	18.6	0.9	pts
Annualized after-tax yield on fixed income investments	2.5	2.6	(0.1)		2.6	2.6	—
Annualized after-tax yield on investment portfolio	3.8	3.1	0.7		3.4	2.5	0.9

The increase in after-tax net investment income in Third Quarter and Nine Months 2021 compared to Third Quarter and Nine Months 2020 was driven by higher returns from alternative investments, which are included within other investments, and generated $42.8 million of income in Third Quarter 2021 and $92.9 million in Nine Months 2021, compared to income of $18.7 million and $8.9 million in the same prior-year periods, respectively. These results principally reflect unrealized gains on our private equity holdings that benefited from the upward movement in private market valuations in the three and nine-month periods ending June 30, 2021, as our results on these holdings are recorded on a one-quarter lag.

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

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2021	2020		2021	2020
Net realized gains on disposals	$4,646	573	711%	$4,119	7,288	(43)%
Net unrealized (losses) gains equity securities	(3,111)	4,338	(172)	15,830	(7,098)	(323)
Net credit loss (expense) benefit on fixed income securities, AFS	(1,334)	2,853	(147)	(4,059)	(8,011)	(49)
Net credit loss benefit (expense) on fixed income securities, held-to-maturity	6	3	100	(54)	4	(1,450)
Net credit loss benefit (expense) on CMLs	—	(2)	(100)	—	(220)	(100)
Losses on securities for which we have the intent to sell	(30)	(44)	(32)	(483)	(16,259)	(97)
Total net realized and unrealized gains (losses)	$177	7,721	(98)	$15,353	(24,296)	(163)

The improvement in net realized and unrealized gains in Nine Months 2021 compared to Nine Months 2020 was primarily driven by (i) unrealized gains on our equity securities this year compared to unrealized losses last year, which were driven by COVID-19-related market disruption last year, and (ii) lower intent-to-sell losses this year as we provided our investment managers significant trading flexibility last year given market conditions.

Federal Income Taxes
The following table provides information about federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2021	2020	2021	2020
Tax at statutory rate	$19,454	17,904	$80,108	30,229
Tax-advantaged interest	(1,114)	(1,184)	(3,432)	(3,569)
Dividends received deduction	(101)	(94)	(377)	(314)
Executive compensation	566	607	1,536	1,322
Stock-based compensation	(29)	2	(652)	(1,828)
Other	155	(1,853)	(575)	(1,187)
Federal income tax expense	18,931	15,382	76,608	24,653
Income before federal income tax, less preferred stock dividends	90,336	85,257	374,413	143,947
Effective tax rate	21.0%	18.0	20.5	17.1

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

The Parent's investment portfolio includes (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities; (iv) other investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $515 million at September 30, 2021, and $490 million at December 31, 2020.

The composition of the Parent's investment portfolio may change over time based upon various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to shareholders, asset allocation investment decisions, inorganic growth opportunities, retirement of debt, and share repurchases. Our target for the Parent is to maintain highly liquid investments matching at least twice its expected annual needs, which is currently estimated at $180 million.

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

The Insurance Subsidiaries paid $105 million in total dividends to the Parent during Nine Months 2021. As of December 31, 2020, our allowable ordinary maximum dividend was $241 million for 2021. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned surplus reported in its statutory annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report. We met all covenants under our Line of Credit as of September 30, 2021.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. Additionally, as SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of September 30, 2021, we had remaining capacity of $389 million for Federal Home Loan Bank borrowings, with a $14.5 million additional stock purchase requirement to allow the member companies to borrow their full remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings during Nine Months 2021.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide it additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both September 30, 2021, and December 31, 2020. The remaining capacity under these intercompany loan agreements was $97.1 million as of both September 30, 2021, and December 31, 2020.

Capital Market Activities
The Parent had no private or public issuances of stock during Nine Months 2021. In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were approximately $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board in conjunction with the preferred stock offering. During Nine Months 2021, we repurchased 52,781 shares of our common stock under this authorization at a cost of approximately $3.4 million, with a $64.49 average price per share, with all share repurchases made in the first quarter of 2021. We have $96.6 million of remaining capacity under our share repurchase program.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board of Directors based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On October 27, 2021, our Board of Directors declared:

•A cash dividend of $0.28 per common share that is payable December 1, 2021 to holders of record as of November 15, 2021; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) that is payable on December 15, 2021 to holders of record as of November 30, 2021.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. In Third Quarter 2021, we repaid our (i) $25 million 1.61% borrowing, and (ii) $25 million 1.56% borrowing from the FHLBNY. These repayments increased our remaining Federal Home Loan Bank borrowing capacity to $389 million, from $339 million, and increased the related additional stock purchase requirement to $14.5 million, from $12.2 million, for the member companies to borrow their full remaining capacity amounts. Our next Federal Home Loan borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2021, we had GAAP stockholders' equity of $2.9 billion and statutory surplus of $2.3 billion. With total debt of $500.9 million at September 30, 2021, our debt-to-capital ratio was 14.6%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2020 Annual Report.

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

Book value per common share increased 7% to $45.27 as of September 30, 2021, from $42.38 as of December 31, 2020, driven by $4.92 in net income per share, and partially offset by $1.36 of lower unrealized gains on our fixed income securities portfolio and $0.75 in dividends to our common stockholders.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2020 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best Company	A	Positive
Moody's Investors Services ("Moody's")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P Global")	A	Stable

On April 2, 2021, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our strong capitalization, financial performance, stable underwriting results, and return metrics that have remained favorable compared to peers.

On May 6, 2021, Moody’s reaffirmed our "A2" rating with a "stable" outlook. In taking this action, Moody’s cited our (i) strong underwriting profitability, financial leverage, and coverage metrics, (ii) conservative investment portfolio, and (iii) strong regional franchise presence and established independent agency support.

On October 15, 2021, S&P Global reaffirmed our “A” rating with a “stable” outlook. In taking this action, S&P cited our strong financial and business risk profiles, driven by strong capital adequacy and operating performance.

Off-Balance Sheet Arrangements
At September 30, 2021, and December 31, 2020, we had no material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities, and Commitments
Our future cash payments associated with (i) loss and loss expense reserves, (ii) contractual obligations pursuant to operating and financing leases for office space and equipment, and (iii) notes payable have not materially changed since December 31, 2020. At September 30, 2021, we had certain contractual obligations that may require us to invest additional amounts in our investment portfolio as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$219.2	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	38.3	2030
Non-publicly traded common stock within our equity portfolio	5.3	2027
CMLs	5.3	2023
Privately-placed corporate securities	9.5	Less than a year
Total	$277.6

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2020 Annual Report. While not reflective of a material shift in the overall risk/return characteristics of our fixed income and short-term investments, the aggregate weighted average credit rating of these portfolios decreased to "A+" in 2021, from “AA-” as of December 31, 2020. The decline in the weighted average credit rating reflects a meaningful reduction in our sector allocation to agency residential mortgage-backed securities over the past year as lower interest rates accelerated prepayments, as we had expected. Given the very low reinvestment rates for this asset class, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes that do not carry a "AAA" rating, but in our view currently offer a better risk and reward trade-off.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are engaged in ordinary routine legal proceedings that, because litigation outcomes are inherently unpredictable, could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of September 30, 2021, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing stockholders' dividends. We operate in a continually changing business environment and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2020 Annual Report.

During 2021, the risk of broad economic inflation has emerged as a heightened risk relative to the risk factor discussed in our 2020 Annual Report. Inflation levels accelerated in 2021 with the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index all showing elevated levels compared to last year. As discussed in more detail in our 2020 Annual Report, inflation has significant potential impacts to our claims severity across multiple lines of business and could also cause higher levels of reserve development. Additionally, if heightened levels of economic inflation are tied to higher interest rate yields on fixed income securities, it could increase unrealized losses on our fixed income securities and lower total returns from our other invested assets.

In addition, to varying degrees, the effect, lifting, or lapsing of COVID-19-related governmental directives in 2021 have disrupted supply chains and caused shortages of products, services, and labor. These shortages may impact our ability to attract and retain labor, including increasing attrition rates, wages, and the cost and difficulty of obtaining third-party non-U.S.-based resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about our purchases of our common stock in Third Quarter 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1 – 31, 2021	514	$78.56	—	$96.6
August 1 – 31, 2021	—	—	—	96.6
September 1 – 30, 2021	229	77.38	—	96.6
Total	743	$78.20	—	$96.6
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

ITEM 6. EXHIBITS.

Exhibit No.
10.1*+	Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of September 30, 2019.
10.2*+	Employment Agreement between Selective Insurance Company of America and Paul Kush, dated as of December 5, 2019.
10.3*+	Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, dated as of June 6, 2017.
*11	Statement Re: Computation of Per Share Earnings.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL.
 * Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	October 28, 2021	By: /s/ John J. Marchioni
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

Date:	October 28, 2021	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)