Form 10-K
period 2021-12-31
SELECTIVE INSURANCE GROUP INC
filed 2022-02-11
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021
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

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the Nasdaq Global Select Market, was $4,787,831,538 on June 30, 2021. As of January 31, 2022, the registrant had outstanding 60,186,063 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on May 3, 2022, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. (“Parent”) is a New Jersey insurance holding company incorporated in 1977 that owns ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"). The Insurance Subsidiaries sell products and services only in the United States ("U.S.") exclusively through independent insurance agents and wholesale brokers. Various state departments of insurance (i) license nine of our subsidiaries as admitted carriers to write specific lines of property and casualty insurance in the standard marketplace and (ii) authorize the tenth subsidiary as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. We refer throughout this document to the Parent and the Insurance Subsidiaries collectively as "we," “us,” or “our.” We use Parent only to distinguish the holding company from the Insurance Subsidiaries.

Our main office is located in Branchville, New Jersey. Our common and preferred stock are listed and traded on the Nasdaq Global Select Market under the symbols “SIGI” and "SIGIP," respectively. In 2021, AM Best Company (“AM Best”) ranked us as the 39th largest property and casualty group in its annual list of “Top 200 U.S. Property/Casualty Writers,” based on 2020 net premiums written (“NPW”). We have a long and successful history in the property and casualty industry since our founding in 1926. Our AM Best financial strength rating is currently "A+" (Superior).

Strategic Advantages
We have three key sustainable competitive advantages:

•A distribution model that emphasizes franchise value, meaning we focus on appointing high-quality independent distribution partners, with whom we have meaningful and close business relationships;

•A unique field model, in which we (i) locate our Standard Commercial Lines underwriting and safety management personnel in the geographic territories they serve, (ii) organize our claims operation regionally by specialty, with local personnel managing our customer, claimant, and agency relationships, and (iii) provide our teams with sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions; and

•A superior omnichannel customer experience provided by best-in-class employees, enhanced by digital platforms and value-added services to increase customer engagement and retention.

Several nationally recognized statistical rating organizations ("NRSROs") issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations:

NRSRO	Financial Strength Rating	Outlook
AM Best	A+	Stable
Standard & Poor’s Global Ratings (“S&P”)	A	Stable
Moody’s Investors Services (“Moody’s”)	A2	Stable
Fitch Ratings (“Fitch”)	A+	Stable

In the fourth quarter of 2021, AM Best (i) upgraded our financial strength rating to "A+" (Superior) from "A" (Excellent), the second-highest of their 13 financial strength ratings, and (ii) revised our outlook to "Stable" from "Positive." In taking this action, AM Best cited our strong balance sheet strength, strong operating performance, favorable business profile, and appropriate enterprise risk management.

We believe that our ability to write insurance business is most influenced by our AM Best rating. Our independent distribution partners recommend insurance carriers based, in part, on financial strength ratings, which many of our customers also consider in their purchasing decisions. Distribution partners generally recommend higher-rated carriers to limit their potential liability for error and omission claims by customers. Most of our customers often have minimum insurer rating requirements in loans, mortgages, and other agreements securing real and personal property.

These NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate the ability of debt issuers to meet obligations in a timely manner and are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior debt credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	a-	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our S&P, Moody's, and Fitch financial strength and associated credit ratings affect our ability to access capital markets.

We have provided a glossary of terms defining certain industry-specific and other terms that we use as Exhibit 99.1 to this Form 10-K.

Human Capital
We recognize that developing and protecting our human capital complements and contributes to superior longer-term financial performance. We are committed to maintaining a safe and inclusive workplace that promotes diversity and provides attractive benefits to our approximately 2,440 employees. In 2021, we (i) were designated as a Great Place to Work CertifiedTM organization for the second year in a row, with 88% of employees identifying us as a great place to work, (ii) received the "2021 Best Places to Work" award from Business Intelligence Group, and (iii) were recognized by Forbes as one of "America's Best-in-State Employers."

We discuss our approach to (i) physical, social, and financial well-being of our employees; (ii) talent development and employee retention; and (iii) diversity, equity, and inclusion more fully below.

Physical, Social, and Financial Well-Being of our Employees
We invest significantly in our employees' physical, social, and financial well-being, which is essential to attracting and retaining the best talent. We are committed to fair pay and regularly analyze and adjust compensation to ensure internal equity and external market alignment. To support the financial well-being of our employees and their families, we offer competitive financial benefit programs, including a 401(k) plan with non-elective and employer matching contributions, an employee stock purchase plan that allows our stock to be purchased at a discount, and tuition reimbursement and student loan repayment. Most of our employees are eligible to participate in our annual cash incentive program, the funding and payout of which is based on the achievement of our financial and strategic objectives, and our long-term stock-based incentive compensation program. To promote the health and well-being of our employees, we offer a range of competitive and convenient health and wellness programs. We also support our employees' social well-being, encouraging connections with their colleagues and communities through various programs, such as paid time off for volunteer work and matching charitable donations.
Talent Development and Employee Retention
We invest significant time and resources in training and development to assist our employees in fulfilling their professional potential and having rewarding careers. We are committed to ongoing learning, personal growth, and continuous improvement. Our employees have access to various live instructor-led training courses and over 22,000 online skills training courses and resources. We also have leadership and talent development programs and initiatives at all levels of the organization. Examples include our (i) Next Generation of Leaders program, which identifies early- and mid-career management for focused development opportunities that prepare them for future senior leadership, and (ii) RISE (Retain Include Support Engage) program, which is an accelerated professional development program for diverse individual contributors interested in first-level management positions.

The COVID-19 pandemic has accelerated our capabilities and cultural adaptation to a flexible work environment. As a result, we have instituted changes to increase flexibility and enhance employee engagement and productivity. During 2021, most of our office-based employees remained fully remote. In the future, when we return to the office, we will be adhering to our new hybrid work policy that allows most employees to work remotely 40% of the time. To retain our best talent and foster a positive work-life balance, we invest in talent development, and focus on workplace flexibility. Our employee turnover rate in 2021 was approximately 13%. Employees with over 20 years of service represented approximately 17% of our workforce.

Diversity, Equity, and Inclusion
We recognize that when employees with diverse backgrounds, ideas, and experiences collaborate, it can foster innovation that improves operational performance, products and services, customer experience, market opportunities, and revenue. We have initiatives to increase representation and cultivate greater inclusion of people with different ethnicity, race, age, sexual orientation, gender identity and expression, and socio-economic background. Some recent initiatives include (i) increasing gender and racial diversity in our Next Generation of Leaders program, which was 79% in 2021 and 66% in 2020, and through the launch of various employee resource groups for women, Black, and LGBTQ+ employees, (ii) increasing the focus on leadership development programs for under-represented groups through our RISE program, (iii) implementing business objectives tied to supporting and participating in diversity, equity and inclusion initiatives, (iv) enhanced hiring, retention, and promotion practices intended to increase the level of diversity at all levels within the organization, and (v) increasing the size of our Board of Directors ("Board"), adding new directors with diverse backgrounds, skills, experience, and ethnicity and race.

As of December 31, 2021, women represented 58% of our non-officer workforce and 32% of our officer workforce, compared to 57% and 31% at December, 31, 2020, respectively. Increasing the representation of women in first-level, middle, and senior management roles is a prioritized goal. Our ethnic diversity for officers and non-officers is consistent with the national average for financial services, but our objective is to increase this representation over time. Currently, approximately 80% of our workforce is White; and 20% of our workforce is a combination of Black, Latin, Asian, and all other ethnicities combined, compared to 82% and 18% at December, 31, 2020, respectively. In addition, we have five directors who identify as diverse.

Segments

We have four reportable segments:

•Standard Commercial Lines, which represents 73% of consolidated revenues and comprises property and casualty insurance products and services provided in the standard marketplace to commercial enterprises, typically businesses, non-profit organizations, and local government agencies. This business represented 81% of our total insurance operations’ NPW in 2021 and is primarily sold in 27 states and the District of Columbia. The average premium per policyholder in 2021 was approximately $14,000.

•Standard Personal Lines, which represents 9% of consolidated revenues and comprises property and casualty insurance products and services provided primarily to individuals acquiring coverage in the standard marketplace. This business represented 9% of our total insurance operations’ NPW in 2021 and is sold in 15 states. The average premium per policyholder in 2021 was approximately $2,500. Standard Personal Lines also includes flood insurance coverage sold through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Based on 2020 direct premiums written ("DPW") as reported in the S&P Market Intelligence platform, we are the fourth-largest writer of this coverage through the NFIP. We write flood business in all 50 states and the District of Columbia.

•E&S Lines, which represents 8% of consolidated revenues and comprises commercial property and casualty insurance products and services provided to customers unable to obtain coverage in the standard marketplace, generally because of unusual or high-risk exposures. E&S insurers do not have constraints related to form and rate regulations like standard market insurers, and they are exempt from many other standard market requirements. E&S carriers are authorized to write an insurance policy if the party seeking insurance coverage has been rejected by three separate standard line carriers. This business represented 10% of our total insurance operations’ NPW in 2021 and is sold in all 50 states and the District of Columbia. The average premium per policyholder in 2021 was approximately $3,300.

•Investments, which represents 10% (including net realized and unrealized gains and losses) of consolidated revenues and invests the (i) premiums collected by our insurance operations and (ii) amounts generated through our capital management strategies, which include the issuance of debt and equity securities.

We derive nearly all of our income/loss in three ways:

•Underwriting income/loss from our insurance operations. Underwriting income/loss is comprised of revenues, which are the net premiums earned ("NPE") from our insurance products and services less expenses. Gross premiums are DPW plus premiums assumed from other insurers and mandatory pools and associations. NPW is equal to gross premiums less premiums ceded to reinsurers. NPW is recognized as revenue ratably over a policy’s term as NPE.

Expenses related to our insurance operations fall into three categories depicted on our Consolidated Statements of Income: (i) "Loss and loss expense incurred," which includes losses associated with claims and all loss expenses for adjusting claims incurred during a policy's term, net of losses and loss expenses ceded to reinsurers; (ii) "Amortization of deferred policy acquisition costs," which includes expenses related to the successful acquisition of insurance policies, such as commissions to our distribution partners and premium taxes, recognized ratably over a policy's term; and (iii) "Other insurance expenses," which includes acquisition and other insurance-related expenses not otherwise classified as "Loss and loss expense incurred" or "Amortization of deferred policy acquisition costs" incurred in maintaining policies and policyholder dividends.

Total underwriting expenses are the total of Amortization of deferred policy acquisition costs and Other insurance expenses, offset by Other income on our Consolidated Statements of Income. Other income primarily includes installment fees, which are fees charged to customers paying their premiums on an installment basis.

•Net investment income earned from our investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of (i) interest earned on fixed income investments and commercial mortgage loans, (ii) dividends earned on equity securities, (iii) other income primarily generated from our alternative investments portfolio, partially offset by (iv) investment expenses.

•Net realized and unrealized gains and losses on investment securities from our investments segment. Realized gains and losses from our investment portfolio are the result of (i) security disposals through sales, calls, and redemptions,(ii) losses on securities for which we intend to sell, (iii) credit loss expense or benefit, and (iv) net unrealized gains and losses on equity securities.

Net income (or loss) available to common stockholders on our Consolidated Statements of Income also includes (i) corporate expenses, which includes the Parent's long-term incentive compensation to our employees and other general corporate expenses, (ii) interest on our debt obligations, (iii) federal income taxes, and (iv) dividends to preferred shareholders.

We use net income (or loss) available to common stockholders and non-U.S. generally accepted accounting principles ("GAAP") operating income as measures of financial performance. Non-GAAP operating income differs from net income available to common stockholders by excluding after-tax net realized and unrealized gains and losses on investments.

We use combined ratio as the key performance measure in assessing our insurance operations. The combined ratio is calculated by adding (i) the loss and loss expense ratio, which is the ratio of net loss and loss expense incurred to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and a combined ratio over 100% indicates an underwriting loss. The combined ratio does not reflect net investment income, net realized and unrealized investment gains or losses, federal income taxes, or Parent income or expense. The loss and loss expense ratio is typically the largest contributor to our combined ratio. Key drivers typically are the amount of catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss estimates, and the impact of prior year casualty reserve development.

We principally use after-tax net investment income as the key measure in assessing the financial performance of our investments segment. We also assess total return, which we calculate by adding pre-tax net realized and unrealized investment gains or losses (including losses on securities we intend to sell and credit loss expense or benefit) to pre-tax net investment income. Our investment philosophy includes setting specific risk and return objectives for the fixed income, equity, and other investment portfolios and comparing each portfolio's returns to a weighted-average benchmark of comparable indices.

We also consider return on common equity ("ROE") and non-GAAP operating return on common equity ("non-GAAP operating ROE") as important measures of our overall financial performance. ROE is a profitability measurement calculated by dividing net income available to common stockholders by average common stockholders' equity during the period. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity during the period. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. We establish our non-GAAP operating ROE target annually based on the sum of (i) our current estimated weighted average cost of capital and (ii) an appropriate spread over our estimated weighted average cost of capital. We also consider the current interest rate environment and property and casualty insurance industry market conditions when establishing our non-GAAP operating ROE target. For 2022, our non-GAAP operating ROE target is 11%.

For further details about our 2021 results related to these performance measures, refer to "Financial Highlights of Results for Years Ended December 31, 2021, 2020, and 2019" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

In addition to measuring and monitoring our results by segment using combined ratio and non-GAAP operating ROE metrics, we also monitor key operating leverage metrics, such as NPW to surplus and invested assets per dollar of common stockholders’ equity.

We define operating leverage as the ratio of NPW to statutory surplus, and we target a ratio between 1.35x and 1.55x. Our operating leverage at December 31, 2021 was 1.33x, compared to the U.S. standard commercial and personal lines industry average of approximately 0.7x that Conning, Inc. reported in its Fourth Quarter 2021 Property-Casualty Forecast & Analysis (Source: ©2022 Conning, Inc. Used with permission.). In recent years, our operating leverage has declined, principally driven by our strong profitability, which has increased our statutory capital and statutory surplus.

Our higher operating leverage than the industry average, coupled with our casualty-oriented business profile, has resulted in higher investment leverage than the industry. We define investment leverage as invested assets per dollar of common stockholders’ equity. Our investment leverage at December 31, 2021 was $2.88, compared to the U.S. commercial and personal lines average invested assets to statutory surplus of $2.09 that Conning, Inc. reported in its Fourth Quarter 2021 Property-Casualty Forecast & Analysis (Source: ©2022 Conning, Inc. Used with permission.). Due to our higher investment leverage, we have adopted a slightly more conservative investment management philosophy with fixed income securities and short-term investments, representing 91% of our invested assets. As of December 31, 2021, these fixed income securities and short-term investments had a weighted average credit rating of "A+" and an effective duration of 3.9 years, compared to "AA-" and 3.8 years as of December 31, 2020. The weighted average credit rating decline reflects a planned reduction in our sector allocation to agency residential mortgage-backed securities over the past year. Given this asset class's very low reinvestment rates, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes that lack a "AAA" rating but currently have a better risk versus reward trade-off. For additional information about the design and credit quality characteristics of our investment segment, refer to "Credit Risk" in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We believe we have a lower financial risk profile than our industry because:

•Our Standard Commercial Lines segment underwriting risk appetite is focused on small-to-medium sized accounts, with risks generally characterized as low- to medium-hazard. Our average premium per policyholder is approximately $14,000, with about 86% of our casualty lines business in this segment having limits of $1 million or less (excluding workers compensation policies, as they do not have limits), and about 92% of our property lines of business in this segment having limits of $3 million or less;

•We maintain sophisticated pricing tools and disciplined financial planning and reserving practices. The latter includes quarterly ground-up reserve reviews for most lines of business, semi-annual independent external reserve reviews, and year-end regulatory actuarial reserve opinions issued by an independent external actuary;

•We purchase significant levels of reinsurance, including (i) a property catastrophe reinsurance program that limits the net after-tax impact of a 1 in 250 year catastrophe to about 4% of our GAAP equity, and (ii) property and casualty excess of loss reinsurance agreements that limit the impact of individual property claims to $3 million per risk and casualty claims to $2 million per occurrence; and

•We maintain a conservative investment portfolio principally invested in high quality and liquid fixed income and short-term investments, with a modest allocation to risk assets.

Our strong financial strength and lower financial and underwriting risk profile has permitted us historically to operate with higher operating leverage than our industry as a whole. This strategy, while requiring us to balance growth and profit, provides us the opportunity to generate higher underwriting and investment portfolio ROEs, assuming profitable operations. We generate 0.9 points of ROE for each point on the combined ratio and 2.3 points of ROE for each point of pre-tax investment yield. In 2021, we generated a 14.8% ROE and a 14.3% non-GAAP operating ROE, exceeding our 2021 11% ROE target, driven by strong underwriting income and investment results, which included higher gains on our alternative investment portfolio, as discussed further in "Financial Highlights of Results for Years Ended December 31, 2021, 2020, and 2019" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Operations

Overview
We derive all our insurance operations revenue from selling insurance policies in return for insurance premiums. The vast majority of our sales are annual insurance policies. Our most significant cost associated with the sale of insurance policies is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical estimates and represent the ultimate amounts we will need in the future to pay insured claims and related expenses for insured claims that have not yet been settled or reported. Estimating reserves as of any given date is an inherently uncertain process, requiring the application of estimation techniques and a considerable degree of judgment. We regularly review our overall reserve position through internal and external actuarial reserve analyses. For a full discussion regarding our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

As part of our risk management efforts associated with the sale of our products and services, we use reinsurance to protect our capital resources and insure us against losses on the risks we underwrite. We enter into reinsurance contracts and arrangements with third parties that cover various policies we issue to our customers. Similarly, we maintain an internal reinsurance pooling agreement by which each Insurance Subsidiary shares in premiums and losses based on specified percentages. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
The types of insurance we sell in our insurance operations fall into two broad categories:

•Casualty insurance, which generally covers the financial consequences of (i) employee injuries in the course of employment, (ii) bodily injury and/or property damage to a third party as a result of an insured’s negligent acts, omissions, or legal liabilities, and (iii) the obligation to defend our insured(s) when the claim is covered. Casualty claims have long tails and may take several years and, in some situations, even decades to be reported and settled.

•Property insurance, which generally covers the accidental loss to an insured’s real property, personal property, and/or earnings due to the property's loss. Property claims are generally reported and settled in a relatively short period from the date of loss.

Our insurance premiums relate to the property and casualty insurance policies we underwrite and issue. The following table shows the principal types of policies we write:

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
1The majority of our exposure to flood losses comes from our participation in the NFIP's WYO program where our flood insurance premiums and losses are 100% ceded to the NFIP. The results of our Standard Personal Lines and Standard Commercial Lines flood operations are reported solely within our Standard Personal Lines segment results.

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay on a covered loss. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. (“ISO”), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our own policy forms, or (iii) modifying third-party policy forms. In developing products and services, we consider market demands, profitability, competitive research and feedback from our independent distribution partners, and the potential impact of the product or service in making our customers’ commercial or personal endeavors safer.

Our policies provide coverage for future events, so the actual individual policy loss costs are unknown at the point of sale. Determining pricing for coverage requires us to consider many variables. Like most property and casualty insurance companies, our loss data alone is not sufficiently credible to independently establish the complex sets of loss costs and rating variables required for our products. Therefore, we often adopt loss costs and rating structures filed by statistical rating agencies, such as ISO and NCCI. We typically modify these loss costs or factors based on actuarial analyses of our own credible historical statistical data, factoring in loss trends and other expected impacts. The resulting loss costs are converted to premium rates by adding provisions for expense and profit. In some cases, we supplement the indicated rates with competitive market information to determine our final filed rates.

We have developed predictive models for many of our Standard Commercial and Standard Personal Lines that we use to refine the statistical rating agencies' rating plans or independently develop our own rating plans. Predictive models analyze historical statistical data related to various risk characteristics that drive loss experience. For our Standard Commercial Lines, we use the output of these models to group existing or potential policies based on their expected loss potential. These groupings are inputs in the underwriting and pricing process for individual risks. We use these models to develop factors in our filed Standard Personal Lines rating plans. In all cases, the predictive capabilities of these models depend on the quantity and quality of available statistical data. Consequently, we may supplement them with other competitive market information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	43%	General contractors and trade contractors
Mercantile and Services	25%	Retail, office, lessors risk/property owners, automobile services and golf courses
Community and Public Services	16%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	15%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Lines customers or our E&S Lines customers by SBU. No one customer accounts for 10% or more of our insurance operations in the aggregate.

We manage volatility in our underwriting results, in part, by writing accounts with lower-limits profiles. The table below illustrates the percentage of accounts with total insured value and exposure limits at and below $1 million for property and casualty insurance accounts, respectively:

	Property	Casualty
Standard Commercial Lines	77%	86%[1]
Standard Personal Lines	81%	97%
E&S Lines	96%	98%
1Standard Commercial Lines excludes policies written in our workers compensation line of business, which do not have statutory policy limits, but are covered by our casualty excess of loss reinsurance treaty, which provides coverage for losses above $2 million.

We also purchase significant levels of reinsurance from reinsurers with an average credit rating of "A" or better. Our reinsurance program supports our ability to write accounts with larger policy limits by limiting the impact of individual property and casualty losses to $3 million per risk for property claims and $2 million per occurrence for casualty claims. For information regarding reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Geographic Markets
We sell our insurance products and services in the following geographic markets:

•Standard Commercial Lines products and services are primarily sold in 27 states located in the Eastern, Midwestern, and Southwestern regions of the U.S. and the District of Columbia.

•Standard Personal Lines products and services are sold in 15 states located in the Eastern, Midwestern, and Southwestern regions of the U.S. In addition, flood insurance, which is reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services are sold in all 50 states and the District of Columbia.

We plan to expand our current 27-state Standard Commercial Lines segment footprint to 30 states by year-end 2022 by adding, subject to regulatory approvals, Vermont, Alabama, and Idaho. This expansion should allow us to issue policies to customers who have exposures in these states, allowing us to compete more effectively against insurers with national footprints. Our ultimate plan is to expand our Standard Commercial Lines footprint throughout the Continental U.S. We currently do not intend to expand the states in which we write Standard Personal Lines.

We manage and support our business from our (i) corporate headquarters in Branchville, New Jersey, (ii) six regional branches (referred to as our “Regions”), and (iii) underwriting and claims service center in Richmond, Virginia. The table below lists our Regions and their main office locations:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania, and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
Southwest	Scottsdale, Arizona

In addition, our E&S Lines has offices in Dresher, Pennsylvania, and Scottsdale, Arizona.

Distribution Channel
The property and casualty insurance market is highly regulated and competitive with fragmented market share, particularly in standard commercial lines. The market has three main distribution methods: (i) sales through appointed independent insurance agents and wholesale brokers; (ii) direct sales to personal and commercial customers, including Internet-based digital platforms; and (iii) sales through captive insurance agents employed by or contracted to sell exclusively with one insurance company.

We sell our insurance products and services through the following types of independent distribution partners:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents.

We generally pay our distribution partners commissions calculated as a percentage of DPW, often supplemented by amounts based on profitability or other considerations for business placed with us. We seek to compensate them fairly and consistently with market practices. No one independent distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 38% of our DPW, excluding the flood line of business, in 2021.

Independent Retail Agents
A 2020 Independent Insurance Agents & Brokers of America study reported that independent retail insurance agents and brokers write approximately 85% of standard commercial lines insurance and 36% of standard personal lines insurance in the U.S. We expect that independent retail insurance agents, the bulk of our independent distribution partners, will remain a significant force in overall insurance industry premium production because they generally represent multiple insurance carriers. This business model provides customers with a wider choice of insurance products, more competitive pricing, and individualized risk-based consultation.

We have approximately 1,430 distribution partners selling our standard lines business. These 1,430 distribution partners sell our products and services through approximately 2,500 office locations. We also have approximately 6,200 distribution partners selling our flood insurance products.

Wholesale General Agents
We have approximately 80 wholesale general agents, with an aggregated 320 office locations, selling our E&S Lines business. We have granted these wholesale general agents limited binding authority for risks that meet our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•Use an empowered field underwriting model for Standard Commercial Lines to provide our distribution partners with resources near their businesses and our mutual customers. For further discussion on this model, see the “Technology, Innovation, and Field Model” section below.

•Develop a distribution model that emphasizes franchise value, meaning we focus our independent insurance agency appointments to high-quality partners with whom we have meaningful and close business relationships, particularly with their principals and producers, by (i) soliciting, gathering, and acting on feedback from them and our mutual customers on various topics, including our products and services and brand awareness, (ii) advising them on our product development efforts, and (iii) providing education and development programs focused on producer recruitment, sales training, enhancing customer experience, online marketing, and distribution operations, all designed to help them profitably grow and succeed.

•Develop and carefully monitor annual goals with each distribution partner on (i) types and mix of risks placed with us, (ii) new business and renewal retention expectations, (iii) customer service and engagement rates, (iv) pricing of their in-force book and renewal price changes, and (v) profitability of business placed with us.

•Develop brand recognition and meaningful customer engagement through a data-driven marketing strategy and a focus on superior customer experience. This integrated marketing and customer engagement approach (i) affords us a dynamic view of the changing marketplace and customer expectations, (ii) provides us insight into the unique value-added products and services that will have the greatest impact on each customer, and (iii) will help drive business acquisition and retention, and brand health, which we expect will position us as a marketplace leader.

Technology, Innovation, and Field Model

We continue to evolve our technology and field model by maintaining a strong focus on innovation, providing our customers and distribution partners with "around the clock" digital access to account information and transactional capabilities. While many insurers offer such digital customer solutions in personal lines, we strive to be a digital and customer experience leader in all three segments of our insurance operations.

Technology
We leverage technology in our business and make significant investments in information technology ("IT") platforms, integrated systems, and cloud-based solutions.

We make these technology investments to provide:

•Our distribution partners with accurate business information and seamless integration with our systems, permitting easy policy transaction processing. In 2021, Insurance Business America (IBA) recognized us as a "Five-Star Carrier" for superior performance in five of eleven key categories, one of which was online platforms and services.

•Our service representatives with a customer account-centric view of our policyholders, not a traditional policy-centric view, which reduces customer inquiry response time, complementing customer access to on-demand digital transactional capabilities.

•Our underwriters with advanced underwriting and pricing tools with pricing guidance and automated retrieval of relevant public information on existing and potential policyholders, which enhances profitability and enables premium growth. We have used predictive models in our Standard Commercial Lines underwriting for over 15 years.

•Our claims adjusters with predictive tools that identify specific claims likely to experience escalating losses, fraud or subrogation recovery, or litigation.

As part of our digital strategy, we provide our Standard Commercial Lines and Standard Personal Lines customers with a mobile application and a self-service portal. Our mobile application received Best Mobile App Awards' Platinum Award for "Best Mobile Design," in the summer of 2020. As of December 31, 2021, 47% of our customers registered for these digital self-service capabilities. Both the application and portal encourage policyholders to use on-demand self-service access for account information, electronic bill payment, and claims reporting. We provide customers with other digital value-added services, such as proactive messaging about vehicle and product recalls, adverse weather, and claim status.

We manage our IT projects through an Enterprise Project Management Office (“EPMO”). The EPMO is supported by certified project managers who apply methodologies to (i) communicate project management standards, (ii) provide project management training and tools, (iii) manage projects, (iv) review project status, including external and internal costs and any projected net present value of project benefits, and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all primary business and corporate areas, meets regularly to review all significant initiatives and receives status reports on other projects. The EPMO is an important factor in the success of our business strategy and technology implementations. Our primary technology operations are located in Branchville, New Jersey and Glastonbury, Connecticut. We have agreements with multiple consulting, IT, and supplemental staffing service providers to augment our internal resources. Collectively, these providers supply approximately 54% of our skilled technology capacity, with 74% of their resources overseas. We retain management oversight of all projects and ongoing IT production operations. We have existing procedures to manage an efficient transition to new technology vendors without significant impact on our operations if we terminated any current service provider.

Our business relies heavily on IT and application systems that may be accessed from, or are connected to, the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also contain proprietary and confidential information, including personally identifiable information, about our operations, employees, agents, and customers and their employees and property. We have a dedicated unit responsible for implementing and reporting on cybersecurity risks and controls led by our Senior Vice President, Enterprise Strategy and Execution. We work with carefully selected industry-leading security consulting and technology partners and follow security-minded design principles. The cybersecurity team receives oversight and executive support through engagement with our Executive Risk Committee ("ERC"). Similarly, the team works with our Enterprise Risk Management ("ERM") function on business alignment and procuring cybersecurity insurance. Our cybersecurity program balances responsiveness to rapidly-changing threats with ensuring long-term results. It focuses on six key areas:

•Proactive cybersecurity, including cyber threat hunting, ethical hacking campaigns, and periodic cybersecurity program assessments;
•Reactive cybersecurity processes that we regularly test using incident response and disaster recovery exercises, based on realistic scenarios;
•Endpoint controls that provide data encryption, threat detection, malicious software defense, and data backups;
•Identity and access management controls that include multi factor authentication and additional safeguards for employees with elevated privileges;
•Employee cyber risk awareness programs that leverage general education, role-based training, and simulated phishing attacks; and
•Third-party risk management and security standards that include due diligence, continuous monitoring, and cyber risk scoring.

For further information regarding our risks associated with cyber-attacks, see Item 1A. “Risk Factors.” of this Form 10-K. For additional information regarding our ERM function and ERC, see the section entitled, “Enterprise Risk Management” in Item 1. “Business.” of this Form 10-K.

Innovation
To continue advancing (i) an organizational culture of innovation, (ii) agility, (iii) digital and customer experience initiatives, and (iv) our long-term value proposition to our customers and distribution partners, we have undertaken several important strategic actions, which include the following:

•Created a team dedicated to innovation under a Chief Innovation Officer. We established this team to (i) apply proven innovation techniques and methods for identifying, prioritizing, and advancing strategic innovative ideas and opportunities, (ii) stay apprised on critical industry and insurance technology trends that impact our customers, distribution partners, and employees, and (iii) further expand our innovation culture by providing training and skill-building opportunities, facilitating departmental and cross-functional strategy and innovation sessions, and leading relevant communities of interest that intersect with the lifecycle of innovation;

•Established an innovation lab at our corporate headquarters in late-2019 to spur innovation and further our efforts to identify and deploy product, agency and customer experience, and operational efficiency improvements. In response to the COVID-19 pandemic, we accelerated our ability to drive innovation virtually. We now can conduct innovation design work (i) in-person, using our innovation lab at our corporate headquarters, (ii) fully virtual, combining live facilitation with collaboration software and digital whiteboard and polling capabilities, and (iii) hybrid capabilities, mixing live attendance and digital capabilities at our innovation lab with attendees at remote locations; and

•Expanded the scope of our Strategic Investment Committee to review and act on potential investment opportunities, including technology and Insurtech platforms that may positively impact our business or the industry.

These efforts position us to offer customers an improved service experience and demonstrate our long-term value proposition to our customers and distribution partners.

Field Model
We believe our unique field model is a competitive advantage. To support and build better and stronger relationships with our independent distribution partners, our (i) Standard Commercial Lines underwriting and safety management personnel are located in the geographic territories they serve, (ii) claims operation is organized regionally by specialty, with local personnel managing our customer, claimant, and distribution partner relationships, and (iii) teams are provided with sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions. At December 31, 2021, we had approximately 2,440 employees, 730 of whom are normally home-based, 935 are based in our regional offices, with the remainder in our corporate office. Due to the COVID-19 pandemic, most of our office-based employees remained fully remote throughout 2021.

Underwriting Process
Our underwriting process by segment is as follows:

•Standard Commercial Lines: Our Standard Commercial Lines corporate underwriting department oversees our underwriting guidelines and philosophy for each industry segment and line of business. Through formal letters of authority, our Chief Underwriting Officer ("CUO") delegates underwriting authority after assessing an individual underwriter's job grade and industry and line of business expertise. Our corporate underwriting department coordinates with our actuarial department to determine adequate pricing levels for all Standard Commercial Lines products.

Under the CUO's delegated authorities, our regional underwriting operations make most individual policyholder underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), with contributions from Production Underwriters, Small Business Teams, and Large Account Underwriters. Renewal business is handled primarily in each Region, but some renewals are handled through our Underwriting Service Center ("USC"), where underwriters are assigned to specific distribution partners.

Our field model also focuses on improving safety and risk management programs, loss experience, and retention, including:

•Risk evaluation, and virtual and on-site improvement surveys that evaluate potential exposures and provide solutions for mitigation;
•Internet-based safety management educational resources, including an extensive library of coverage-specific safety materials, videos, and online courses, such as defensive driving and employee educational safety courses;
•Thermographic infrared surveys that identify potential electrical hazards; and
•Occupational Safety and Health Administration construction and general industry certification training.

We brand these services as “Safety Management: Solutions for a safer workplace.”SM We have 87 Safety Management Specialists ("SMS") supporting our policyholders locally in the field. These specialists regularly interact with customers and prospective accounts. They provide advice on risk mitigation for perils such as property damage, liability, and workers compensation risks, including best practices for preventing abuse claims. Their efforts permit our underwriters to understand our customers' exposures, and their safety enhancement recommendations reduce our customers' risk exposure, enhancing our new business and renewal underwriting decisions.

Over the past two years, we have embarked on safety management initiatives to proactively service policyholders with notifications and alerts, risk identification and mitigation of potential loss occurrence, and tools and technologies to reduce losses and improve safety. Examples include:

•Vehicle recall notifications to our policyholders and distribution partners;

•Weather preparation notices for large storms or hurricanes, including guides on structural improvements, roof and drainage maintenance, and measures to prevent plumbing from freezing or clogging; and
•Food and product recall notifications to policyholders in food manufacturing, distribution, and preparation.

In 2021, we continued rolling out a new Standard Commercial Lines platform designed to streamline new small business policy quoting and issuance for our distribution partners. We generally consider small business to be lower hazard risks in specific industry classifications with policy premiums less than $25,000. Writing small business has always been a core part of our strategy. The small business market has become more competitive in recent years, with more carriers entering the market with technology dedicated to new business generation. We continue to execute a multi-year strategy to (i) improve small business writing ease and speed for our distribution partners, and (ii) offer a best-in-class small business customer experience. We are enhancing our rating platform's user experience by reducing the amount of information required to be input before generating a quote. We have deployed this new small business platform for most of our lines of business, including businessowners, commercial automobile, workers compensation, commercial property, and general liability. Our plans include adding capabilities in 2022 to help us maximize new business growth and share of small business with our distribution partners.

•Standard Personal Lines: Our Standard Personal Lines underwriting operations are centralized and highly automated. Most of our new and renewal business is underwritten and priced through an automated system reflecting our filed rates and rules. Exceptions are approved under the direction of our Standard Personal Lines CUO. For long-term growth, we are actively repositioning our Standard Personal Lines business to provide our insurance products to a customer base that is less price-sensitive and more focused on insurance product coverage and service.

•E&S Lines: Our E&S relationship and underwriting managers focus on marketing our product capabilities, training our wholesale general agents on underwriting guidelines and automation, and collecting market intelligence from our wholesale general agents. In return, our wholesale general agents provide front-line underwriting and policy administration services for new and renewal business per our prescribed guidelines. Our small commercial E&S underwriters review all exceptions our wholesale general agents submit for approval, revision, or declination based on individual account risk characteristics. Our middle market E&S commercial underwriters write larger accounts and receive complete submissions for individual underwriting and pricing based on the account’s exposures. Wholesale general agents who submit middle market commercial risks do not have authority to quote or bind accounts on our behalf.

Our USC services certain Standard Commercial Lines and Standard Personal Lines accounts that our independent distribution partners designate. All USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. For the convenience of having us handle USC transactions, our distribution partners agree to receive a slightly lower than standard commission on the associated premium. As of December 31, 2021, our USC was servicing NPW of $93.2 million, which represents 3% of our total NPW.

Claims Management
Timely and appropriate investigation of a claim's facts and circumstances in light of our policy's terms, conditions, and exclusions is one of the essential services we provide to our policyholders, their claimants, and our distribution partners. To address the increasing complexity of coverage evaluation, construction methods, and litigation, we have structured our claims organization to emphasize:

•Claims handling by technical areas of expertise, such as auto liability, general liability, property, and workers compensation, including deployment of specialized claim units within each of these lines of business that focus on high severity or technically complex losses and litigation;

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

•Cost-effective delivery of claims services and control of loss and loss expense, including our Claims Service Center that manages our high volume, low severity automobile and property claims with a focus on adjusting tools that provide prompt and efficient service to our customers; and

•Timely and adequate claims reserving and resolution. As an example, despite the magnitude of the catastrophic weather events during 2021 (including Hurricane Ida), 76% of reported claims had their initial payments made within the first 30 days.

We have been executing a multi-year claims modernization strategy to improve our claims organization’s ability to process claims more efficiently through improved workflows and enhanced capabilities for our employees, customers, and distribution partners. In 2021, we introduced enhanced capabilities, such as electronic payments to injured workers or customers, and bi-directional text enabling same-day payment to insureds. We are actively testing a new digital intake method to allow insureds to file automobile claims to improve the information gathered on first notices of loss. In 2022, we expect to introduce workers compensation to our new claims platform, which will improve claims adjuster efficiency through automated processes, workflows, and business rules. The remaining lines will be put on the platform subsequently.

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

Insurance Operations Competition

We face substantial competition in the insurance marketplace, including public, private, and mutual insurance companies, with varied levels of brand recognition, scale and operational efficiency, capital bases, book of business diversification and cost of capital. Like us, many of our competitors rely on independent partners to distribute their products and services. Other insurance carriers either employ their own agents, who only represent them, or use a combination of distribution partners, captive agents, and direct marketing.

The property and casualty insurance market is highly competitive in each of our insurance segments, with market share fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete primarily with regional and national insurers, mostly based on coverage terms, claims service, customer experience, safety management services, ease of technology usage, price, and financial ratings. We also face increased competition from established direct-to-consumer insurers, existing competitors, and new entrants that may have a lower cost structure and leverage digital technology that may offer enhanced servicing capabilities or enhanced customer experience.

Investments Segment

Our Investments segment seeks to generate net investment income by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include debt and equity security issuances. Our investment portfolio mainly consists of fixed income securities, which primarily includes corporate securities, asset-backed securities, mortgage-backed securities, and state and local municipal obligations. As of December 31, 2021, 15% of this portfolio was invested in floating rate securities that reset principally on the 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). We also invest in both public and private equity securities, commercial mortgage loans, short-term investments, and other investments. Other investments primarily includes alternative investments, which are limited partnership investments in private equity, private credit, and real estate strategies.

The primary objective of our investment portfolio is to maximize after-tax net investment income subject to our risk appetite, market conditions, and our desire for long-term growth in book value per common share. Our investment strategy and objectives are managed by our Management Investment Committee ("MIC") and executed by our internal investment team and its external investment manager relationships. The MIC, comprised of senior management appointed by our Board's Finance Committee, is responsible for (i) setting and implementing the investment objectives and asset allocation, (ii) administering investment policies, (iii) selecting qualified external investment managers and advisors, and (iv) monitoring performance, transactions, and certain risk metrics, in the execution of our investment strategy. The Board's Finance Committee reviews and makes recommendations on our policies and other financial matters, including, without limitation, investments and investment policies and guidelines, financial planning, capital structure and management, dividend policy and dividends, share repurchases, and strategic plans and transactions.

Our investment strategy considers climate change risk by prohibiting any new direct equity or debt investments in thermal coal enterprises, including those generating 30% or more of their (i) revenue from the ownership, exploration, mining, or refining of thermal coal, or (ii) electricity generation from thermal coal.

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

Regulation

Primary Oversight by the States in Which We Operate
The regulation and taxation of insurance is primarily overseen at the state level because of the U.S. Congress's delegation in the McCarran-Ferguson Act. The primary public policy behind insurance regulation is protecting policyholders and claimants over all other constituencies, including shareholders. Property and casualty insurance activities regulated by the states include the following:

•Protection of claimants: Oversight of financial matters to ensure claims-paying ability, including: minimum capital; statutory surplus; solvency standards; accounting methods; form and content of statutory financial statements and other reports; loss and loss expense reserves; investments; reinsurance; dividend payments and other distributions to shareholders; security deposits; and periodic financial examinations.

•Protection of policyholders: Oversight of matters including: certificates of authority and other insurance company licenses; licensing and compensation of distribution partners; underwriting criteria; premium rates (required to not be excessive, inadequate, or unfairly discriminatory); policy forms; policy terminations; claims handling and related practices; cybersecurity; data protection and customer privacy; reporting of premium and loss statistical information; periodic market conduct examinations; unfair trade practices; mandatory participation in shared market mechanisms, such as assigned risk pools and reinsurance pools; mandatory participation in state guaranty funds; and mandated continuing workers compensation coverage post-termination of employment.

•Protection of policyholders, claimants, and shareholders: Related to our ownership of the Insurance Subsidiaries, oversight of matters including: registration of insurance holding company systems in states where we have domiciled insurance subsidiaries, reporting about intra-holding company system developments, self-assessment of current and future risks, including cybersecurity and climate change, and required pre-approval of certain transactions that may materially affect the operations, management, or financial condition of the insurers, including dividends and change in control.

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"), which has established statutory accounting principles ("SAP") and other accounting reporting formats and model insurance laws and regulations governing insurance companies. An NAIC model statute, however, only becomes law after state legislative enactments, and an NAIC model rule only becomes a regulation after state insurance department promulgation. Adoption of specific NAIC model laws and regulations is a condition of the NAIC Financial Regulations Standards and Accreditation Program. This program permits state insurance departments to recognize and rely on the financial examinations and reviews their counterparts conduct, creating efficiencies and limiting overlapping examinations of the same insurance companies.

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

•Risk-Based Capital ("RBC"). RBC is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below the NAIC required capital level. Based on our 2021 statutory financial statements prepared in accordance with SAP, the total adjusted capital for each of our Insurance Subsidiaries substantially exceeded the required capital as defined by the NAIC.

•Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, based closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates (i) auditor independence, (ii)

corporate governance, and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of the Board of the Parent serves as the audit committee of each of our Insurance Subsidiaries, even though the Parent is not an insurance entity.

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which the state insurance regulators of our Insurance Subsidiaries have adopted, requires an insurer to annually file an internal assessment of the adequacy of its risk management framework, and current and estimated projected future solvency position. For more information on our internal process of assessing our major risks, refer to the "Enterprise Risk Management" section below.

•Group Capital Calculation ("GCC"). In the fourth quarter of 2020, the NAIC adopted the basic structure of the GCC, along with a model law to enable the GCC after state legislative enactment. The calculation provides state insurance regulators with additional analytical information for assessing group risks and capital adequacy, complementing the existing holding company disclosures and analyses. The GCC expands the existing RBC calculation, to include (i) capital requirements for other regulated entities in the group, and (ii) defined capital calculations for other group entities that are unregulated. The GCC model law is expected to be enacted in some states by year-end 2022, and we subsequently will be required to make GCC filings. After reviewing the NAIC's GCC model law and considering our 2021 statutory financial statements prepared in accordance with SAP, we expect our GCC ratio would be well over any regulatory action minimum threshold.

NRSROs
Rating agencies are not formal regulators, but they also monitor our capital adequacy. Two are (i) AM Best, with its Capital Adequacy Ratio ("BCAR"), and (ii) S&P, with its capital model. Both evaluate the strength of an insurer's balance sheet and compare available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, BCAR, and the S&P capital model show similar direction as simulation scenarios change, they react differently to changes in economic conditions, underwriting and investment portfolio mix, and capital. Consequently, we analyze capital adequacy model divergence while managing our capital, risk profile, and growth objectives. Rating agencies also revise and update their capital adequacy models and requirements more frequently than the NAIC updates its financial monitoring tools. In December 2021, S&P issued its initial draft of a material update to its Risk-Based Capital Adequacy methodology; its first in more than 10 years. The draft is comprehensive, covering all the original criteria. S&P expects the updated methodology will change up to 10% of its ratings. We expect the final Risk-Based Capital Adequacy methodology update to be released and implemented in 2022.

Federal Regulation
While primarily regulated at the state level, our business is subject to certain federal laws and regulations, including:

•The McCarran-Ferguson Act;
•The Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");
•The NFIP, overseen by the Mitigation Division of the Federal Emergency Management Agency ("FEMA");
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
◦Gramm-Leach-Bliley Act;
◦Fair Credit Reporting Act;
◦Drivers Privacy Protection Act; and
◦Health Insurance Portability and Accountability Act.
•The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which govern publicly-traded companies and require or permit national stock exchanges or associations, such as the Nasdaq Stock Market LLC, where our equity securities are listed, to mandate certain governance practices for listed companies.

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
For additional information on the potential impact of regulation and changes in regulation on our business, refer to the regulation risk factor within Item 1A. “Risk Factors.” of this Form 10-K.

Enterprise Risk Management

High-quality, effective ERM is best achieved as a shared organizational cultural value that is the responsibility of every employee. We have developed processes and tools that we believe support a risk management culture and create a robust organizational ERM framework. We have also designed our compensation policies and practices and our governance framework and Board leadership structure to support our overall risk appetite and strategy. Our ERM processes and practices help us identify potential events that may affect us and quantify, evaluate, and manage our significant risks.

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
•Liquidity risk, which is the risk we will be unable to meet our contractual obligations as they become due because we cannot liquidate assets or obtain adequate funding without incurring unacceptable investment losses or borrowing expense;
•Pension risk, which is the risk that our obligations under the Retirement Income Plan for Selective Insurance Company of America exceed our expectations because its invested assets supporting those obligations underperform or there are adverse changes in the assumptions we used to calculate the pension liabilities;
•Other risks, which include a broad range of operational risks, many difficult to quantify, such as talent/human capital, market conditions, economic, legal, regulatory, reputational, and strategic risks – as well as the risks of fraud, human failure, modeling risks, inadequate business continuity plans, or failure of controls or systems, including cybersecurity risk; and
•Emerging risks, which include risks in the other categories that are new, rapidly evolving, or increasing substantially compared to historical levels. For example, we consider the risks associated with increased frequency and intensity of catastrophes, heightened levels of economic inflation, the enactment of reviver statutes for abuse victims, climate change, increased threat of cyber incidents, and the COVID-19 pandemic's significant economic and societal impacts, including disrupted supply chains and products, services, and labor shortages, all to be emerging risks.

Our internal control framework deploys three lines of defense:

•The first line of defense is the individual business functions that deliberately assume, own, and manage the risk on a daily operational basis.
•The second line of defense is responsible for risk oversight and supports the first line to understand, monitor, and manage our risk profile through an ERC and a dedicated risk team led by our Chief Risk Officer, who reports to the Chief Financial Officer.
•The third line of defense is our Internal Audit team, which provides independent, objective assurance in assessing the adequacy and effectiveness of our internal control environment with oversight from our Board's audit committee. Internal Audit also coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.

We use ERM as part of our governance and control process to take an entity-wide view of our major risks and their potential impact. We designed our ERM framework to identify, measure, report, and monitor our major risks and develop appropriate responses to support the successful execution of our business strategies.

Our Board oversees our ERM process, and the various Board committees oversee risks specific to their areas of supervision and report their activities and findings to the Board. The ERC is responsible for the holistic monitoring and management of our risk profile. The ERC consists of the Chief Executive Officer, his direct reports, and key operational and financial leaders, including the Chief Risk Officer. The ERC relies on several management committees to analyze and manage specific major risks, including the Emerging Risk Committee and the Underwriting Committee. The Chief Risk Officer reports to the Board or the appropriate Board committee on the ERC's activities, analyses, and findings, providing quarterly updates on specific risk metrics.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and various other analyses. The ERC meets at least quarterly to review and discuss various topics and the interrelation of our major risks, including, without limitation, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Annually, our Insurance Subsidiaries file their ORSA report, an internal solvency assessment developed by the Chief Risk Officer in coordination with the ERC and reviewed by our Board, with their domiciliary regulators.

COVID-19 remained a risk and an area of focus in 2021. The ERC actively reviews and addresses all significant COVID-19-related operational, compliance, claims management, underwriting, and financial risk matters. This oversight includes such matters as employee health and safety, facilities, operational business continuity, IT and third-party vendors, regulatory developments, and economic impacts, such as heightened inflation, supply chain disruption and labor shortages, premium collections, past due accounts, investments, liquidity, capital, cash flow, claims activity, and other key financial and operational metrics. Our MIC oversees our investment portfolio, reviewing detailed portfolio metrics and market projections. Our Board meets quarterly with senior executives to ensure appropriate corporate governance and oversight.

We have not significantly modified our existing internal controls or processes in response to the COVID-19 pandemic. We also have not experienced any material impact to our internal control environment over financial reporting, despite having most of our employees working remotely in 2021 due to the pandemic. We are continually monitoring and assessing COVID-19-related current events to minimize their potential impact on our internal controls and their design and operating effectiveness. In addition, our cybersecurity program was well-positioned to support increased remote working arrangements and respond to an increase in attempted attacks to exploit the COVID-19 outbreak.

Our risk governance structure facilitates effective risk conversations across all levels and disciplines of the organization and promotes strong risk management practices. All our strategies and controls, however, have inherent limitations. We cannot be certain that an event or series of unanticipated events will (i) not occur and generate losses greater than we expect and (ii) have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all other information included in Item 1A. “Risk Factors.”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.", and Item 8. “Financial Statements and Supplementary Data." of this Form 10-K.

Reports to Security Holders

We file with the U.S. Securities and Exchange Commission ("SEC") all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to these reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which can be accessed on the SEC's website, www.SEC.gov. We also provide access to these filed materials on our Internet website, www.Selective.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders’ dividends. We operate in a continually changing business environment, and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Losses from natural and human-made catastrophes can negatively impact our financial results. Examples include, without limitation, hurricanes, tornadoes, windstorms, earthquakes, hail, severe convective storms, severe winter weather, derechos, floods, and fires, some related to climate change, and criminal and terrorist acts, including cyber-attacks, civil unrest, and explosions. The frequency and severity of these catastrophes are inherently unpredictable, and the frequency and severity of catastrophe losses have increased globally in recent years. Although we use sophisticated catastrophe modeling techniques to manage our catastrophe exposure, catastrophe models provide estimates, and actual exposure and loss experience may materially differ. For example, catastrophe models did not fully estimate the potential for some recent catastrophe loss activity (such as the Texas freeze in March of 2021 and Hurricane Ida-related severe flooding in the Mid-Atlantic and Northeast) and the concurrent recent economic inflation on construction costs. Unmodeled or under-modeled catastrophe risks could result in understated catastrophe exposure and our actual catastrophe losses could be higher.

Our insurance operations primarily write risks in the Eastern, Midwestern, and Southwestern regions of the U.S. Our most significant natural and/or human made catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) severe convective storms, including hailstorms and tornadoes, (iii) winter storms, and (iv) terrorism events. Single storms could adversely impact our financial results, but it is also possible that we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from ISO’s Property Claim Services unit, an internationally recognized authority on insured property losses from catastrophes in the United States, Puerto Rico, and the U.S. Virgin Islands.

Certain factors can impact our estimates of ultimate costs for natural and/or human-made catastrophes, including:
•Inability to access portions of the affected areas after a catastrophic event;
•Scarcity of necessary labor and materials that delay repairs and increase our loss costs;
•Regulatory uncertainties, including new or expanded interpretations of coverage;
•Residual market assessment-related increases in our catastrophe losses;
•Potential fraud and inflated repair costs, partly driven by (a) demand surge post-event, and (b) opportunistic service providers;
•Higher loss adjustment expenses due to shortages of claims adjusters available to appraise damage;
•Late claims reporting;
•Escalation of business interruption costs due to infrastructure disruption; and
•Whether the U.S. Secretary of the Treasury certifies an event as a terrorist act under TRIPRA.

Natural catastrophes
The United Nation’s Intergovernmental Panel on Climate Change (“IPCC”) is an international body responsible for assessing climate change science. In 2018, the IPCC estimated in its "Special Report on Global Warming of 1.5°C" that human activities (i) have caused approximately 1.8°F of global warming above pre-industrial levels and (ii) could cause an additional 0.9°F increase above pre-industrial levels between 2030 and 2052. Climate change models project robust differences in global regional climate characteristics between 1.8°F and 3.6°F. The IPCC's 2019 "Special Report on Climate Change and Land" reinforced these findings, as did the IPCC’s “2021: Summary for Policymakers. In: Climate Change 2021: The Physical Science Basis. Contribution of Working Group I to the Sixth Assessment Report of the Intergovernmental Panel on Climate Change.”

These global regional differences, whether attributable to nature or human activities, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions. These temperature changes can impact weather patterns and the frequency and severity of catastrophes, including hurricanes, severe convective storms, and wildfires — all of which could cause our catastrophe losses to increase.
Human-made catastrophes
The risk of a wide-scale criminal or terrorist cyber-attack has become more significant and has drawn increased attention from IT and national security experts, U.S. policymakers, the U.S. military, and the insurance industry. There is increased general recognition that a wide-scale cyber-attack that simultaneously impacts multiple victims is more likely and insurance industry systemic risk has increased. We have identified three primary sources of potential insured exposure to cyber losses: (i) cyber specific policies designed to cover both first-party and third-party losses; (ii) affirmative cyber coverage grants included in other types of policies, such as commercial property or businessowners policies; and (iii) “silent cyber” exposures that may exist if courts, regardless of intent, interpret policy forms without specific related coverage exclusions to provide coverage for a cyber-related incident.

We provide cyber-specific policies to our commercial lines and personal lines customers through 100% reinsured solutions with highly-rated specialty cyber markets. These markets allow us to mitigate our underwriting risk, meet our customers’ needs for cyber insurance, and develop our expertise in the cyber insurance market. Our other insurance policies provide some first- and third-party cyber coverages:
•We offer limited first-party affirmative cyber coverage in our commercial property and businessowners policy forms. We believe we have limited our “silent cyber” exposure through an affirmative coverage grant subject to a sub-limit.
•Our base property forms typically include a coverage grant of $2,000 or $10,000 and most of our property policies also contain an affirmative endorsement providing “virus and harmful code” coverage subject to a sub-limit. Over 90% of our policies with virus/harmful code coverage on commercial property, businessowners, commercial output policy, or inland marine forms have sublimits of $25,000 or lower.
•Most of our general liability policies and businessowners policies specifically exclude cyber-related liability losses, except for "bodily injury." Our specific cyber-exclusion and our liability forms' lack of affirmative sub-limited cyber coverage, effectively limit most “silent cyber” exposure. Any related potential exposures, however, are subject to our Casualty Reinsurance Program, which has no cyber-related loss exclusion.
•By statute, workers compensation policies do not have cyber exclusions, and a cyber-attack-related workplace injury could trigger coverage.

An increase in natural or man-made catastrophe losses, including a systemic cyber-attack resulting in an aggregation of property and/or casualty cyber losses, will reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. In addition, the closer a catastrophe occurs to the end of a reporting period, the more likely we have limited information to estimate loss and loss expense reserves, adding greater uncertainty to our estimates. More detailed claims information available after a reporting period may result in reserve changes in subsequent periods.

Our loss and loss expense reserves may not be adequate to cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Estimating loss and loss expense reserves is inherently uncertain, and there is no method for precisely estimating the ultimate liability for the settlement of claims. We base our loss and loss expense reserve estimates on our internal comprehensive reserve review, which utilizes our own loss experience, including claims payment and reporting patterns, as well as our view of underlying trends in claims frequency and severity. The results are supplemented with other subjective considerations, such as projected impacts from various broad economic, political, social, and legal developments or trends, such as inflation, ongoing impacts of the COVID-19-related governmental actions, judicial tort decisions, and various state legislative initiatives. The timing or impact of these developments or trends cannot be predicted with certainty, and we cannot be sure the reserves we establish are adequate or will be so in the future.

We review our reserve position quarterly and adjust the reserve position accordingly. An increase in reserves (i) reduces net income and stockholders’ equity, and (ii) could have a material adverse effect on our liquidity, financial strength, and debt ratings. As we underwrite new business and renew existing business, we estimate future loss cost trends in pricing our products to generate an adequate risk-adjusted return. If our estimate of future loss cost trends proves to be understated, our pricing of future new and renewal business may be inadequate to cover actual loss costs, understating our future loss and loss expense reserves.

Three examples of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends are:

•If inflation, including medical and social inflation, is higher than our assumptions, our loss and loss expense reserves associated with our longer tail lines of business may prove to be insufficient. For example, inflation rates in 2021 increased from 2020, as reflected in the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index. We, however, do not know how long elevated inflation will persist. Our workers compensation line of business is susceptible to inflation because of its extended payment pattern and the medical inflationary environment.

•Our loss and loss expense reserves may be impacted by the following COVID-19-related items:
◦All of our commercial property and businessowners' policies require direct physical loss of, or damage to, property by a covered cause of loss in order to trigger a business interruption claim. Whether COVID-19-

related contamination, the existence of a pandemic, and/or the continuing government actions cause physical loss of or damage to property continues to be the subject of much debate and litigation. While the insurance industry has won most of the cases at the trial level, many cases are now on appeal and we cannot predict the outcome of that litigation. Our practice is to include in, or attach to, all standard lines commercial property and businessowners' policies an exclusion that states that all loss or property damage caused by, or resulting from, any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss. We offer some limited coverages that could apply in COVID-19-related claims and circumstances, primarily tied to clean-up and food-contamination that are subject to sub-limits. Principally all of our commercial property and businessowners' policies now include the very specific and regulatory-approved virus exclusion.
◦Limited medical resources availability could result in medical inflation and complicate, delay and/or extend medical treatment that could impact exposure on workers compensation, general liability, and personal and commercial automobile claims.
◦We may have increased workers compensation loss and loss expenses if policyholders' employees in high-risk roles of essential businesses contracted COVID-19 in the workplace. We may experience higher frequency of workers compensation claims, particularly as state legislative or executive order proposals are enacted that create presumptions that the contraction of COVID-19 by an essential business employee who interacted with the public is work-related. We also may see an extension of workers compensation benefits if employees do not have jobs to which they can return.
◦We may experience an increase in liability claims against our policyholders related to business practices as remote-office work-from-home employees return to their pre-COVID-19 pandemic office and business locations. This may be exacerbated by an active plaintiffs’ attorney seeking to generate COVID-19-related claim activity.
◦Loss frequency and severity could increase related to our auto and property coverages due to, among other things, disruptions in supply chains and changes in business practices and individual behaviors resulting from the shelter-in-place and social distancing measures, such as arson and fraud.
◦We may experience delayed reporting of losses, settlement negotiations, and trial of disputed claims that may disrupt our normal claims resolution processes and trends.

•Various states have expanded or could expand the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting previously time-barred claims, these “reviver” laws may result in insurance claims that could significantly increase loss costs and require re-evaluation of previously-established reserves or the creation of new reserves. Since reviver statutes have been enacted, we have received some notices of claims or potential claims for acts alleged to have occurred, some dating as far back as the 1950s. Without prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices we have received (i) are blanket notices sent by attorneys representing claimants unsure of the alleged assailant or supervising entity's insurer or policy (if any) and (ii) may not implicate any insurance policies we or a predecessor issued. For those we determine implicate a policy we or a predecessor issued, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, (iii) believe we have appropriate coverage defenses to most of these claims and/or sufficient reinsurance protections, and (iv) have considered these factors in establishing our reserves, which we believe provide a reasonable estimate of the aggregate ultimate net exposure for these claims. As coverage positions may be challenged through litigation or otherwise, we face litigation risks further discussed below in the Risk Factor entitled, “We are engaged in ordinary routine legal proceedings incidental to our insurance operations that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.”

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
We transfer a significant portion of our underwriting risk exposure – specifically a portion of our loss and loss expense – to reinsurance companies in exchange for a specified portion of premiums. Typically, our reinsurance coverages align with the coverages offered under our primary insurance policies.

The availability, amount, and cost of reinsurance depend on market conditions, including retrocessional reinsurance market capacity. Most of our reinsurance contracts have annual terms, so reinsurance costs may fluctuate significantly and not necessarily correlate to the loss experience of our specific book of business. State insurance regulators generally permit us to consider catastrophe reinsurance expense in our filed rates and rating plans. However, the degree and timing of regulatory approval may not align with the actual expense impact from new reinsurance terms. Disproportionate increases in our reinsurance expense that we cannot include in our filed rates and rating plans will reduce our earnings. If we are unable to negotiate desired reinsurance amounts or terms, we may experience (i) increased reinsurance expense, (ii) increased risk assumption on individual or aggregate claim losses, and (iii) limitations on our ability to write future business.

Commercial property and homeowners coverages have historically accounted for most of our catastrophe-related claims. To limit our exposure to catastrophe losses, we purchase catastrophe reinsurance. Our reinsurance coverage may prove to be inadequate, particularly if:

•We do not purchase sufficient amounts of reinsurance because of defects or inaccuracies in the various modeling software programs we use to analyze our Insurance Subsidiaries' risk;
•A major catastrophe loss exceeds (i) the purchased reinsurance limit or (ii) the financial capacity of one or more of our reinsurers even if the loss is within the purchased limit;
•The frequency of catastrophe losses increases and our Insurance Subsidiaries' insured losses exceed the aggregate limits of the catastrophe reinsurance treaty or our Insurance Subsidiaries experience an aggregation of losses that fall below our per occurrence reinsurance retention; or
•Our reinsurance counterparties (i) are unable to access their reinsurance markets, or retrocessions, (ii) suffer significant financial losses, (iii) are sold, (iv) cease writing reinsurance business, or (v) are unable or unwilling to satisfy their contractual obligations to us.

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
We are required to participate in TRIPRA, now extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously-approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a significant deductible of specified losses before federal assistance is available. Our deductible of $419 million is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2022, the federal government will pay 80% of losses above the deductible, with the insurer retaining 20%. Although TRIPRA will mitigate some of our loss exposure to a large-scale terrorist attack, our deductible could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of the Treasury does not certify specific terrorist events (as occurred with the 2013 Boston Marathon bombing and the 2015 San Bernardino shootings), we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We also could be required to pay terrorism-related losses for customers who declined terrorism coverage.

Our primary workers compensation policies are required to cover terrorism risk, so TRIPRA applies to those policies. Insureds with non-workers compensation commercial policies have the option to accept or decline our terrorism coverage or negotiate with us for other terms. In 2021, 85% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance.

Many states mandate that commercial property policies cover fire following an act of terrorism - regardless of whether the insured purchased terrorism coverage. We also sometimes elect to provide terrorism coverage for lines of business not included in TRIPRA, such as Commercial Automobile. TRIPRA has never covered personal lines of business. Our Standard Personal Lines homeowner policies exclude nuclear losses but not biological or chemical losses. Our current reinsurance programs generally cover losses from conventional foreign and domestic terrorism acts, but not NBCR events.

We are exposed to credit risk.
We face credit risk in several areas of our insurance operations, including from:

•Our reinsurers, which are obligated to make payments to us under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe and liability losses. Reinsurers generally manage their large loss exposure through their own reinsurance programs, or retrocessions, about which we do not always have the full details. If our reinsurers have difficulty collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. This means that we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is a global but concentrated market.

•Certain life insurance companies, if they fail to fulfill their annuity contract obligations to our policyholders or claimants under annuities we purchased as part of structured claims settlements.

•Some of our independent distribution partners, who collect premiums from our policyholders for us.

•Some policyholders, who are directly obligated to us for premium and/or deductible payments, the timing of which may be impacted by mandated payment moratoriums.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Insurance law and regulation makes us responsible for the business practices and customer interactions of our distribution partners. Independent distribution partners have – and we expect will continue to have – a significant role in overall insurance industry premium production. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition in our distribution channel, as we must market our products and services to our independent distribution partners who have access to products from multiple carriers and markets.

•Challenges in developing brand recognition because we closely coordinate with our distribution partners and some customers cannot differentiate their insurance agent from their insurance carrier.

•Our market share growth is tied to our distribution partners' market share. Independent retail insurance agencies control 85% of standard commercial lines business and 36% of standard personal lines business in the U.S. Consequently, growth in our Standard Personal Lines could be more limited than in our Standard Commercial Lines. Competitors have focused on lower-cost "direct-to-customer" distribution models that emphasize digital ease and efficiencies to address the discrepancy in agency control of standard personal lines business. Continued advancements in "direct-to-customer" distribution models may impact the overall market share our independent distribution partners control, make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share, as some publicly-traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators or are acquired by Aggregators, Aggregator demands and influence on our business could increase. For example, Aggregators could develop and implement strategies to consolidate their business with fewer insurers and demand higher base and supplemental commissions. Aggregators accounted for approximately 36% of our DPW at December 31, 2021, up from 28% three years ago. Currently, no one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by our independent distribution partners' success in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as increased inflation levels and the effect, lifting, or lapsing of COVID-19-related governmental directives experienced in 2021, could adversely affect our earnings if our policyholders need less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Inflation and unemployment increases could significantly impact our claims severity across multiple lines of business and could result in adverse reserve development. Heightened levels of economic inflation also could cause higher interest rates, which would likely result in unrealized losses within our portfolio of fixed income securities and lower total returns from our other invested assets. The effect, lifting, or lapsing of COVID-19-related governmental directives in 2021 disrupted supply chains and caused shortages of products, services, and labor. These economic condition-induced shortages may impact our ability to attract and retain labor, including increasing attrition rates, wages, and the cost and difficulty of obtaining third-party resources. An economic downturn also could lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in our investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2021, 28% of DPW in our Standard Commercial Lines business was based on payroll or sales of our underlying policyholders. An economic downturn in which our policyholders experience declines in revenue or employee count could adversely affect our total written premium, including audit and endorsement premium.

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on ordinary business commerce and financial markets. Federal and state governments have acted to contain the virus, including establishing social distancing requirements, travel restrictions, and vaccination initiatives. While pandemic containment efforts have resulted in the relaxation of some restrictions, new virus variants are leading to new outbreaks and restrictions. The COVID-19 pandemic has and will likely continue to impact our results of operations, financial position, and liquidity. There is substantial uncertainty about the nature and degree of its continued effects over time. The impact of the COVID-19 pandemic on our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic, its impact on economic activity, including the possibility of financial market instability or recession, and the response of government, businesses, and individuals.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from AM Best, would affect our ability to write new or renewal business. Most policyholders are required by various third-party agreements, primarily with lenders, to maintain insurance policies from a carrier with a minimum AM Best or S&P rating. Credit rating downgrades could also make it more expensive for us to access capital markets. We cannot predict the possible rating actions NRSROs might take that could adversely affect our business or our potential actions in response. Any significant downgrade in our financial strength and credit ratings could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by aggressive price competition and downward pressure on underwriting margins, introduction of new products and services, evolving industry standards, continual improvement in product pricing based on performance characteristics and larger data sets, rapid competitor adoption of technological advancements, and consumer and business price sensitivity. Our ability to compete successfully depends heavily on our timely and consistent introduction of innovative new products and services through digital platforms.

We face substantial competition from a wide range of property and casualty insurance companies for customers, distribution partners, and employees. Competitors include public, private, and mutual insurance companies. Many competitors are larger and may have lower relative operating costs, lower cost of capital, or greater ability to absorb or diversify more risk while maintaining their financial strength ratings. Other competitors, such as mutual or reciprocal companies, are owned by or operated cooperatively for insureds and, unlike us, do not have shareholders who evaluate ROE performance. Consequently, some competitors may be able to price their products more competitively.

The Internet has emerged as a significant competitive digital marketplace for existing and new competitors. Established insurance competitors, such as The Progressive Corporation, are beginning to explore broader digital Internet offerings, while new competitors with variations on traditional business models have emerged, such as Lemonade, Root, and Next. Because the Internet makes it easier and less expensive to bundle products and services, it also is possible that non-insurance companies conducting business on the Internet could enter the insurance business or form strategic alliances with insurers in the future. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

The increasing importance of the Internet, technology, and digital strategy in our industry also highlights our need to attract and retain employees in difficult-to-fill data science, advanced analytics, and IT roles – and the potential negative impact if we fail in so doing.

We have less loss experience data than our larger competitors.
Insurers depend on access to reliable data about their policyholders and loss experience to build complex analytics and predictive models that assess risk profitability, reserve adequacy, adverse claim development potential, recovery opportunities, fraudulent activities, and customer buying habits. Because we use and depend on the aggregated industry loss data assembled by rating bureaus under the antitrust exemptions of the McCarran-Ferguson Act, we likely would be at a competitive disadvantage to larger insurers if Congress repealed the McCarran-Ferguson Act.

We expect the use of data science and analytics to increase and become more complex and accurate, particularly with larger sets of relevant data. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to analyze and project our future costs as accurately or granularly. We use industry loss experience from ISO, AAIS, NCCI, and other publicly available sources to supplement our data. While relevant, industry data may not correlate specifically to the performance of our underwritten risks and be as predictive as data on a larger book of our own business.

We are subject to various modeling risks that could have a material adverse impact on our business results.
We rely on complex financial and other statistical models, developed internally and by third parties, to predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud and other claims impacts, such as escalation, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial and other statistical models to analyze historical loss costs and pricing, claims severity and frequency trends, catastrophe losses, reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws in these financial and other statistical models, or in their embedded assumptions, could lead to increased losses. Our statistical models are extremely useful in monitoring and controlling risk, but they are not a substitute for senior management's experience or judgment.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by (i) liquidity, (ii) credit deterioration, (iii) financial results, (iv) public equity and/or debt market changes, (v) economic conditions, including heightened levels of economic inflation and any ongoing COVID-19-related governmental orders, (vi) political risk, (vii) sovereign risk, (viii) interest rate fluctuations, or (ix) other factors, including climate change risk and civil unrest. Our investment portfolio's value is subject to credit risk from the issuers, and/or guarantors and insurers, of the securities we hold and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, insurer, or other counterparty could reduce our net investment income and net realized investment gains - or result in investment losses. We are subject to the risk that the issuers or guarantors of fixed income securities we own may default on principal and interest payment obligations.

Additionally, we are exposed to interest rate risk, primarily related to the market price and cash flow variability associated with changes in interest rates. Consequently, the value and liquidity of our cash, cash equivalents, and marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses and have a material adverse impact on our financial condition and operating results.
Our investment portfolio also has climate change-related transition risks. Transition risks arise from society’s transition towards a low-carbon economy, driven by policy and regulations, low-carbon technology advancement, and shifting sentiment and societal preferences. This transition can lead to stranded assets in areas such as the fossil-fuel and automotive industries. It can also result in increased costs to reinvest in and replace infrastructure and litigation against fossil-fuel companies. Transition risks can lead to corporate asset devaluation, lower corporate profitability, lower property values, and lower household wealth. Transition risks may reduce the market value of some energy, transportation, and other investments with high carbon footprints or those closely tied to carbon-based economic activity. As of December 31, 2021, sectors identified as carbon intensive within our fixed income securities portfolio represented less than 5% of our total invested assets.

Significant future investment value declines could require further losses recorded on securities we intend to sell and credit losses. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

We have securities tied to LIBOR, which will be eliminated on June 30, 2023.
As of December 31, 2021, approximately 15% of our fixed income securities portfolio had floating rate securities primarily tied to the 1- and 3-month U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). The global banking industry has used LIBOR as a primary metric to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products. In anticipation of LIBOR's elimination, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. The ARRC, comprised of a broad group of private-market participants, including banks, asset managers, insurers, and industry regulators, identified the Secured Overnight Financing Rate ("SOFR") as the recommended benchmark rate to replace LIBOR. SOFR is based on overnight repurchase agreement transactions backed by U.S. Treasury securities. The ARRC announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage the adoption of SOFR. Effective December 31, 2021, LIBOR can no longer be used as a benchmark reference rate in new issue loans, securitized products, and other floating rate instruments. Effective June 30, 2023, LIBOR will cease to exist and require remaining floating rate securities to transition to SOFR. Consequently, our fixed income securities portfolio may be subject to (i) interest rate and prepayment risk associated with the resetting of our floating rate coupons from LIBOR to SOFR, (ii) potential rating agency downgrades, (iii) reduced trading liquidity on securities with insufficient fallback transition language, and (iv) lower returns associated with basis risk from a reference rate mismatch between liabilities and assets in certain securitized assets. We continue to monitor the potential impact, if any, the elimination of LIBOR and the transition to SOFR will have on our floating rate investments' performance. We have and continue to evaluate and monitor other LIBOR risks across the organization.

We are subject to the risks inherent in investing in private limited partnerships.
Our other investments include investments in private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. The primary assets and liabilities underlying the investments in these limited partnerships generally do not have quoted prices in active markets for the same or similar assets, so their valuation is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Because these limited partnership investments are recorded under the equity method of accounting, any valuation decreases could negatively impact our results of operations. Because of their return relative to risk, we currently expect to slightly increase our allocation to these investments, which may produce additional variability in our net investment income.

The determination of the amount of credit losses taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of credit losses taken on our investments is based on our quarterly evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in credit losses at the time of evaluation. There can be no assurance that management has accurately assessed the level of credit losses recorded in our Financial Statements. For further information about our evaluation and considerations for determining whether a security has a credit loss, please refer to “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Form 10-K.

Risks Related to Evolving Laws, Regulations, and Public Policy Debates

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
•Environmental, social, and governance ("ESG") related issues, including ESG investment mandates;
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

While we underwrite risks only in the U.S., international regulatory developments, particularly related to capital adequacy and risk management requirements in the European Union (“EU”), may influence U.S. regulators as they develop or revise domestic regulatory standards. In the fourth quarter of 2020, the NAIC's Group Capital Calculation Working Group adopted the basic structure of its new Group Capital Calculation and drafted model law changes that provide for its adoption as a state law requirement for U.S. insurance groups. It is expected that state legislatures will begin to adopt the group capital calculation model law by year-end 2022. The changes could increase the amount of capital our insurance subsidiaries are required to hold.

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
We are subject to federal and state laws relating to the collection, use, retention, security, and transfer of personally identifiable information (“PII”). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Unfair and Deceptive Acts and Practices laws. Several states, like New York, Nevada, Colorado, Virginia, and California, have passed laws in this area, and other jurisdictions are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

The EU adopted the General Data Protection Regulation ("GDPR") in 2016. Effective since 2018 after a two-year implementation period, GDPR regulates data protection and privacy in the EU and transfers of personal data outside the EU.

GDPR’s main tenet is to give individuals primary control over their personal data. Because we do not write coverages in the EU, GDPR has no direct impact on us. Some U.S. states have subsequently incorporated individual-control mechanisms into state privacy laws. Future EU data privacy actions likely will influence U.S. regulators over time.

We make statements about our use and disclosure of PII through our privacy policy, information provided on our website, and other public statements. If we fail to comply with these public statements or federal and state privacy-related and data protection laws and regulations, we could be subject to litigation or governmental actions. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

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

We expect any potential ultimate liability for ordinary routine legal proceedings incidental to our insurance business will not be material to our consolidated financial condition after considering estimated loss provisions. Litigation outcomes, however, are inherently unpredictable even with meritorious defenses. The time a case is in litigation also is unpredictable, as state court dockets are increasingly overcrowded. Generally, the longer a case is in litigation, the more expensive it can become. Because the amounts sought in certain of these actions are large or indeterminate, any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Additionally, we do not have any material litigation risks related to climate change.

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

Based on these restrictions, the maximum in ordinary annual dividends the Insurance Subsidiaries can provide the Parent in 2022 is $322 million. Their ability to pay dividends or make loans or advances, however, is subject to domiciliary state insurance regulators' approval or review. For additional details regarding dividend restrictions, see Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to its stockholders is also impacted by covenants in its credit agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and the Bank of Montreal, Chicago Branch, as Administrative Agent. These covenants obligate the Parent to, among other things, maintain a minimum consolidated net worth and a maximum ratio of debt to capitalization. Under the terms of our Preferred Stock, the Parent's ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any shares of the Parent that rank junior to, or on parity with, the Preferred Stock will be subject to certain restrictions if the Parent does not declare and pay (or set aside) dividends on the Preferred Stock for the last preceding dividend period. For additional details about the Line of Credit’s financial covenants, see Note 11. “Indebtedness” in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. For additional details about conditions related to our Preferred Stock, see Note 17. "Preferred Stock" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

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

Because we own insurance subsidiaries, any party seeking to acquire 10% or more of our common stock must seek prior approval from the subsidiaries' domiciliary insurance regulators and file extensive information about their business operations and finances. The New Jersey Department of Banking and Insurance Commissioner, who regulates seven of our Insurance Subsidiaries, also considers whether (i) the acquisition of control of an insurer would be adverse to the public interest or the protection of existing and future policyholders or (ii) persons seeking control would use control adversely to the public interest or the protection of policyholders.

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

We have implemented systems and processes, through encryption and authentication technologies, intended to mitigate or secure our IT systems and prevent unauthorized access to, or loss of, sensitive data. As cyber-attacks continue to evolve daily, our security measures may not be sufficient for all eventualities. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. Any disruption or breach of our systems or data security could damage our reputation, result in monetary damages that are difficult to quantify, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct employee education programs and tabletop exercises and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which coverage may be insufficient to indemnify all losses or types of claims that may arise.

In addition to cyber-attack risk, we face system availability risk. Our business relies heavily on various IT and application systems. We have robust business continuity plans, which are designed to minimize the duration and impact of an unexpected loss of availability of any of these systems. Nevertheless, we could experience an event that impacts one or more of these systems, including those based in facilities where we or our vendors operate, which may interrupt our ability to operate and negatively impact our results of operations, despite our business continuity plans.

Our long-term strategy to deploy operational leverage is dependent on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. Our long-term strategy includes the use of above-average operational leverage, which can be measured as the ratio of NPW to our equity or statutory surplus. We balance and mitigate our operational leverage risk with several risk management strategies within our insurance operations to achieve a balance of growth and profit, including using significant amounts of reinsurance, a disciplined approach to reserving, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect. Given our higher operating leverage than that of our industry, an event or series of unanticipated events could have a more material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings compared to our industry.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters occupy a 315,000 square foot building located on an owned 56-acre site zoned for office and professional use in Branchville, New Jersey. We lease all our other facilities from unrelated parties. The principal office locations of our insurance operations are listed in the “Geographic Markets” section of Item 1. “Business.” of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. Our facilities provide adequate space for our present needs and, if additional space is needed, should be available on reasonable terms. Our headquarters site also contains our ground-mount solar facility that annually generates approximately three million kilowatt hours ("kWh") of electricity that we sell to others.

Item 3. Legal Proceedings.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. “Risk Factors.” and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2021, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SIGI.”

(b) Holders
We had 2,949 common stockholders of record as of January 31, 2022, according to the records maintained by our transfer agent.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We currently expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

On October 27, 2021, the Board approved a 12% increase in our common stock dividend to $0.28 per share. In addition, on February 3, 2022, the Board declared a $0.28 per share quarterly cash dividend on common stock that is payable March 1, 2022, to stockholders of record as of February 15, 2022.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	5,506,750
1Includes 1,184,849 shares available for issuance under our Employee Stock Purchase Plan (2021); 1,608,234 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,713,667 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2016, and ending December 31, 2021, comparing total stockholder return on our common stock to the total return of (i) the NASDAQ Composite Index and (ii) a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

This performance graph is not incorporated into any other filing we have made with the U.S. Securities and Exchange Commission ("SEC") and will not be incorporated by reference into any future SEC filing unless we so specifically state. This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC unless we specifically request so or specifically incorporate it by reference in any filing we make with the SEC.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our purchases of our common stock in the fourth quarter of 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2021	—	$—	—	96.6
November 1 – 30, 2021	—	—	—	96.6
December 1 – 31, 2021	944	80.51	—	96.6
Total	944	$80.51	—	$96.6
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced our Board authorized a $100 million share repurchase program with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
Certain statements in this report, including information incorporated by reference, are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or industry actual results, activity levels, or performance to materially differ from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions, and we can give no assurance that such expectations will prove correct. We undertake no obligation, other than as federal securities laws may require, to publicly update or revise any forward-looking statements for any reason.

Factors that could cause our actual results to differ materially from what we project, forecast, or estimate in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” of this Form 10-K. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent any new factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

Introduction
We classify our business into four reportable segments:
•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines ("E&S Lines"); and
•Investments.

For more details about these segments, refer to Note 1. "Organization" and Note 12. "Segment Information" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program ("WYO"). We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

The following is Management's Discussion and Analysis ("MD&A") of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. The MD&A discusses and analyzes our 2021 results compared to 2020. Investors should read the MD&A in conjunction with Item 8. "Financial Statements." of this Form 10-K. For discussion and analysis of our 2020 results compared to 2019, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2021, 2020, and 2019;
•Results of Operations and Related Information by Segment;
•Federal Income Taxes; and
•Liquidity and Capital Resources.

Critical Accounting Policies and Estimates
We have identified the policies and estimates critical to our business operations and the understanding of our results of operations. The policies and estimates we consider most critical to the preparation of the Financial Statements involved (i) reserves for loss and loss expense, (ii) investment valuations and the allowance for credit losses on available-for-sale ("AFS") fixed income securities, and (iii) reinsurance.

Reserves for Loss and Loss Expense
Significant time can elapse between the occurrence of an insured loss, the reporting of the claim to us, and the final settlement and payment of the claim. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities representing an estimate of amounts needed to pay reported and unreported loss and loss expense. The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2021 and 2020:

As of December 31, 2021
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$345,996	1,427,326	1,773,322	213,253	1,560,069
Workers compensation	351,705	700,304	1,052,009	196,670	855,339
Commercial automobile	271,729	476,176	747,905	15,480	732,425
Businessowners' policies	41,603	67,786	109,389	6,828	102,561
Commercial property	76,406	46,975	123,381	22,277	101,104
Other	3,671	22,474	26,145	2,136	24,009
Total Standard Commercial Lines	1,091,110	2,741,041	3,832,151	456,644	3,375,507

Personal automobile	60,871	82,468	143,339	40,941	102,398
Homeowners	13,709	35,602	49,311	2,392	46,919
Other	44,301	33,115	77,416	64,975	12,441
Total Standard Personal Lines	118,881	151,185	270,066	108,308	161,758

E&S casualty lines[1]	94,839	361,875	456,714	11,672	445,042
E&S property lines[2]	9,080	12,892	21,972	2,017	19,955
Total E&S Lines	103,919	374,767	478,686	13,689	464,997

Total	$1,313,910	3,266,993	4,580,903	578,641	4,002,262
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (91% of net reserves) and commercial auto property coverages (9% of net reserves).

December 31, 2020
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$275,133	1,363,508	1,638,641	215,136	1,423,505
Workers compensation	359,344	721,437	1,080,781	210,450	870,331
Commercial auto	246,428	410,123	656,551	11,611	644,940
Businessowners' policies	39,047	62,517	101,564	6,849	94,715
Commercial property	60,254	38,228	98,482	21,760	76,722
Other	5,247	15,073	20,320	2,853	17,467
Total Standard Commercial Lines	985,453	2,610,886	3,596,339	468,659	3,127,680

Personal automobile	60,860	79,596	140,456	42,403	98,053
Homeowners	15,456	31,926	47,382	847	46,535
Other	10,498	30,013	40,511	29,589	10,922
Total Standard Personal Lines	86,814	141,535	228,349	72,839	155,510

E&S casualty lines[1]	80,506	336,596	417,102	12,195	404,907
E&S property lines[2]	9,401	9,164	18,565	576	17,989
E&S Lines	89,907	345,760	435,667	12,771	422,896

Total	$1,162,174	3,098,181	4,260,355	554,269	3,706,086
1Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
2Includes commercial property (92% of net reserves) and commercial auto property coverages (8% of net reserves).

The Insurance Subsidiaries' net loss and loss expense reserves duration was approximately 3.5 years at December 31, 2021, down from 3.7 years at December 31, 2020.

How reserves are established
Reserves for loss and loss expense include case reserves on reported claims and IBNR reserves.  Case reserves are estimated on each individual claim based on claim-specific facts and circumstances known at the time.  Case reserves may be adjusted up or down as the claim's specific facts and circumstances change. IBNR reserves are established at more aggregated levels, and they include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) closed claims that will reopen in the future, and (iv) anticipated salvage and subrogation recoveries.
Our robust reserve process relies on quarterly internal reserve reviews, based on our own loss experience, with consideration given to various internal and external factors. In addition to our internal reserve reviews, we have an external consulting actuary perform an independent review of our reserves semi-annually. We do not rely on the external consulting actuary's report to determine our recorded reserves; however, we review and discuss with the consulting actuary our respective observations regarding trends, key assumptions, and actuarial methodologies. While not required, our independent consulting actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries. For additional information on our accounting policy for reserves for loss and loss expense, refer to Note. 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.
Range of reasonable reserve estimates
We have estimated a range of reasonable reserve estimates for net loss and loss expense of $3,564 million to $4,236 million at December 31, 2021. This range reflects low and high reasonable reserve estimates determined by judgmentally adjusting the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates, and does not represent a distribution of all possible outcomes. Therefore, the final outcomes may fall above or below these amounts. The range does not include a provision for potential increases or decreases associated with asbestos, environmental, and certain other continuous exposure claims, which by their nature are more variable and, therefore, traditional actuarial techniques cannot be effectively applied.

The range of reasonable reserve estimates increased as of December 31, 2021 relative to December 31, 2020. This increase primarily relates to the growth in reserves commensurate with our growth in net premiums earned ("NPE") and additional risk created by the current inflationary environment.

Changes in Reserve Estimates (Loss Development)
Our quarterly reserve process may lead to changes in the recorded reserves for prior accident years, referred to as favorable or unfavorable prior year loss and loss expense development. In 2021, we experienced net favorable prior year loss development of $82.9 million, compared to $72.9 million in 2020 and $50.3 million in 2019. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2021	2020	2019
General liability	$(29.0)	(35.0)	(5.0)
Commercial Automobile	13.3	7.1	0.7
Workers compensation	(58.0)	(60.0)	(68.0)
Businessowners' policies	(0.4)	3.9	1.9
Commercial property	(2.6)	9.2	5.1
Homeowners	1.8	7.7	7.5
Personal automobile	(0.2)	(1.8)	4.4
E&S casualty lines	(7.0)	—	2.0
E&S property lines	(0.8)	(4.0)	1.0
Other	—	—	0.1
Total	$(82.9)	(72.9)	(50.3)

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2021, our general liability line of business had recorded reserves, net of reinsurance, of $1.6 billion, representing 39% of our total net reserves. In 2021, this line experienced favorable development of $29.0 million, attributable to lower loss severities in accident years 2018 and prior. During 2020, this line experienced favorable development of $35.0 million, attributable to lower loss severities in accident years 2017 and prior.

By its nature, general liability presents a diverse set of exposures. Losses and loss trends are influenced by various factors, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities by increasing the costs of raw materials, medical procedures and labor. Social inflation may impact both the frequency and severity of claims by affecting (i) the propensity for a claimant to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) the nature of judicial verdicts and amount of the associated awards, which influence settlement values going forward. We monitor claim litigation rates regularly and have observed modest increases in the percentage of claims with attorney involvement in recent periods. This trend and the impact of court closures are affecting the time to settle claims.

We have exposure to abuse or molestation claims, mainly through insurance policies that we (i) underwrite through our Community and Public Services ("CAPS") strategic business unit and (ii) issue to schools, religious institutions, day-care facilities, and other social services. These customers within our CAPS business unit represented approximately 10% of our total Standard Commercial Lines NPW in 2021 and 11% in 2020. Through 2017, our exposure to abuse or molestation risk increased, reflective of our CAPS book's growth. In 2018, we implemented more stringent underwriting eligibility guidelines and partnered with a third party to better assess exposure and enhance loss control measures. In 2019, we filed and approved significant rate increases for this exposure. We continue to monitor each jurisdiction's statute of limitations to ensure our rate level accounts for the changing exposure as best we reasonably can. While these underwriting and pricing actions have been necessary to ensure the profitability of the portfolio going forward, they have limited our CAPS growth in recent years.

We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits to be filed that statutes of limitations previously barred. Consequently, we may receive claims decades after the alleged acts occurred that will involve complex claims coverage determinations, potential litigation, higher defense costs, and the need to collect from reinsurers under older reinsurance agreements. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends. While this should help us better understand this rapidly evolving exposure, the ultimate impact of social, political, and legal trends remains highly uncertain, and may significantly impact the ultimate settlement values for these claims.

The COVID-19 pandemic and resulting economic slowdown have presented additional risks to this line of business. The impact of the pandemic, including related governmental orders, court closures, and other behavioral and procedural changes, such as slower than usual timing in which an individual might bring a claim, may have or could impact claims reporting or settlement patterns. Settlement patterns may be further impacted by a general trend towards increased attorney involvement in the claims process, as previously discussed.

Standard Market Workers Compensation Line of Business
At December 31, 2021, our workers compensation line of business had recorded reserves, net of reinsurance, of $855 million, representing 21% of our total net reserves. During 2021, this line experienced favorable reserve development of $58.0 million, driven by accident years 2019 and prior. Similarly, this line experienced favorable reserve development during 2020 of $60.0 million, driven by accident years 2018 and prior. During both 2021 and 2020, the lower loss emergence than expected was partly due to: (i) medical inflation that was lower than originally anticipated; and (ii) various significant claims initiatives we have implemented. Because of the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development over an extended number of accident years.

While we believe our underwriting and claims operational changes improved our underwriting experience, there is risk associated with these changes. Most notably, changes in operations may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, a greater risk of fluctuation remains in the estimated reserves.
In addition to the operational changes, a variety of other issues can impact the workers compensation line of business, such as the following:

Unexpected changes in medical cost inflation –The industry is currently experiencing a period of lower medical claim cost inflation. However, some signs indicate inflationary pressure on these costs. Changes in our historical workers compensation medical costs, along with potential changes in future medical inflation, can create additional variability in our reserves;

Changes in statutory workers compensation benefits – Benefit changes may be enacted that affect all outstanding claims, including claims that have occurred in the past, but have not yet been settled. Depending on the social and political climate, these changes may either increase or decrease associated claim costs;

Changes in utilization of the workers compensation system – These changes may be driven by economic, legislative, or other changes, such as increased pharmaceutical prescriptions, more complex medical procedures, changes in permanently injured workers' life expectancy, and health insurance availability.

COVID-19-related impacts – While not a major insurer of front-line workers (e.g. medical facilities and hospitals), we have potential exposure to employees contracting COVID-19 in the course of their employment. These claims may be asserted under certain state "presumption statutes" that shift the burden of proof from the claimant to the insurer. Medical system service and supply constraints, coupled with injured workers delaying non-essential procedures, may extend the duration of non-COVID-19 claims. To date, we have not seen significant COVID-19-related workers compensation losses

Standard Market Commercial Automobile Line of Business
At December 31, 2021, our commercial automobile line of business had recorded reserves, net of reinsurance, of $732 million, which represented 18% of our total net reserves. In 2021, this line experienced unfavorable prior year reserve development of $13.3 million, driven by higher loss severities in accident years 2016 through 2019. In 2020, this line experienced unfavorable prior year reserve development of $7.1 million, driven by higher loss severities in accident years 2016 through 2019 and higher than expected frequencies in accident year 2019.

For both us and the industry, the commercial automobile line has experienced unfavorable trends in recent years. Pre-pandemic, increased frequencies were likely due to increased miles driven related to lower unemployment, poor road quality, and an increase in distracted driving. The onset of the COVID-19 pandemic in early 2020, along with governmental "stay-at-home" orders, dramatically reduced miles driven and road traffic, significantly reducing claims frequency in 2020. While miles driven increased in 2021, driving patterns have also shifted, including changes in the days of the week and times of day people are driving. As of the end of 2021, frequencies remained somewhat below pre-pandemic levels.

Since the pandemic's start, we have seen increasing severities in both the liability and physical damage coverages. The average value of our bodily injury paid loss settlements has increased, possibly relating to higher average driving speeds, higher jury awards, and an increase in distracted driving. Increasing property damage severities may relate to elevated repair costs for increasingly complex vehicles that incorporate more technology, as well as recent disruptions to the supply chain. Continued complications in the supply chain, including labor shortages, increase the risk of longer-term elevated economic inflation.

Over the last several years, we have taken actions to improve the profitability of this line of business, including:

•Taking meaningful rate and underwriting actions on our renewal portfolio. We will continue to leverage our predictive modeling and analytical capabilities to provide more granular insights about where we should focus our actions.
•Reducing premium leakage by improving the quality of our rating information, including validating application information with third-party data and obtaining more detailed driver information.
•Implementing new tools to score drivers to underwrite more effectively and align rate with exposure.
•Aggressively managing new business pricing and hazard mix while deploying co-underwriting by our regional underwriters and corporate underwriting teams' subject matter experts for selected higher hazard classes to improve risk driver recognition and exposure-based pricing.

Standard Market Personal Automobile Line of Business
At December 31, 2021, our personal automobile line of business had recorded reserves, net of reinsurance, of $102 million, which represented 3% of our total net reserves. In 2021, this line experienced favorable prior year reserve development of $0.2 million. In 2020, this line experienced unfavorable prior year reserve development of $1.8 million.

Some of the same issues affecting the commercial automobile line are affecting this line. The COVID-19-related reduction in frequencies was even more pronounced than in commercial automobile line. As with the commercial automobile line, these frequencies significantly rebounded in 2021, yet remain less than pre-pandemic levels. This line also has a similar potential for higher average severities like the commercial automobile line. In addition to the COVID-19-related temporary impacts, the underlying trends of increased vehicle repair costs and poor road quality are likely causes of rising severities, possibly exacerbated by distracted driving trends. We continue to recalibrate our predictive models and refine our underwriting and pricing approaches. While we believe these underwriting and pricing changes will ultimately lead to improved profitability and greater stability, the resulting changes to our exposure profile may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near term.

E&S Casualty Lines of Business
At December 31, 2021, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $445 million, representing 11% of our total net reserves. Our E&S casualty lines results have improved over recent years. In 2021, this line experienced favorable prior year reserve development of $7.0 million, primarily attributable to lower loss severities in accident years 2016 and prior. In 2020, this line did not experience prior year reserve development.

Some of the risk factors for the general liability line also affect the E&S casualty lines. These include (i) economic inflation, such as materials and labor costs; (ii) social trends, such as increased attorney involvement; and (iii) COVID-19-related impacts, such as court closures.

The E&S casualty lines also are impacted by operational changes we have made to improve the portfolio's performance. Our underwriting operations have substantially exited several targeted business classes that have historically produced volatile results, including commercial automobile liability, liquor liability, and snow removal.

Recent E&S casualty claims actions have created further casualty improvements:

•In 2020, we created a dedicated E&S claims team in our corporate claims function, bringing greater expertise and consistency to E&S claims handling.
•We have segregated “litigated,” “non-litigated,” and "high exposure" claims, with separate specialized teams for each.
•We implemented the following operational and expense improvement initiatives for legal counsel:
◦Increased the use of staff counsel, increasing legal staff in their assigned territories to support claims volume;
◦Heightened focus on legal budgeting and expense management; and
◦Implemented a panel counsel review process.

While we believe these underwriting and claims operational changes improved our underwriting experience, there is risk associated with these changes. Most notably, changes in portfolio composition or our claims processes may inherently change paid and reported development patterns. While our reserve analyses incorporate methods that adjust for these changes, there remains a greater risk of fluctuation in the estimated reserves.

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Consistent with our strategic imperative to optimize operational efficiency, our Claims Department continually identifies areas for improvement and efficiency to increase our value proposition to policyholders. These improvements may lead to claims practice changes that affect average case reserve levels and claims settlement rates, which directly impact the data used to project ultimate loss and loss expense. While these changes may increase uncertainty in our estimates in the short term, we expect refined management of the claims process to be the longer-term benefit.

Our internal reserve analyses incorporate certain actuarial projection methods that make adjustments for changes in case reserve adequacy and claims settlement rates. These methods adjust our historical loss experience to the current case adequacy or settlement rate level, providing a more consistent basis for projecting future development patterns. These methods, like all projection methods, have their own associated assumptions and judgments. Therefore, no single method can be interpreted as definitive.

Unanticipated Changes in Inflation
United States ("U.S.") monetary policy and global economic conditions will bring additional uncertainty related to inflationary trends. Changes in inflation affect the ultimate settlement costs for many of our lines of business, with the greatest reserve impact on the longer-tailed lines such as general liability and workers compensation. Therefore, uncertainty about future inflation or deflation creates the potential for additional reserve variability in these lines of business.

Sensitivity analysis: Potential impact on reserve estimates due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, including without limitation:
•The selection of loss and loss expense development factors;
•The weight to be applied to each individual actuarial projection method;
•Projected future loss trends; and
•Expected claim frequencies, severities, and ultimate loss and loss expense ratios for the current accident year.

The importance of any single assumption depends on several considerations, such as the line of business and the accident year. If the actual experience emerges differently than the assumptions underlying the reserve process, changes in our reserve estimates are possible that may be material to the results of operations in future periods. Below are sensitivity tests highlighting potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results do not constitute an actuarial range. While the figures represent possible impacts from variations in certain key assumptions, there is no assurance that future loss and loss expense emergence will be consistent with either our current or alternative sets of assumptions.

While the sources of reserve variability are generated by different internal and external trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition, the current accident year expected loss and loss expense ratios are also a key assumption. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis. Then they are adjusted to the current accident year's pricing and loss cost levels. The impact from underwriting portfolio and claims handling practice changes are also quantified and reflected where appropriate. As with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

The sensitivities of loss and loss expense reserves to these key assumptions are illustrated below for the major casualty lines. The first table displays estimated impacts from changes in expected reported loss and loss expense development patterns for our major casualty lines of business. It shows line of business reserve impacts if the actual calendar year incurred amounts are greater or less than current expectations by the selected percentages. While judgmental, the selected percentages by line are based on the reserve range analysis and the actual historical reserve development for the line of business. The second table displays the estimated impacts from changes to the expected loss and loss expense ratios for the current accident year. It shows reserve impacts by line of business if the expected loss and loss expense ratios for the current accident year are greater or less than current expectations by the selected percentages.

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	10%	$(155)	$155
Workers compensation	18	(105)	105
Commercial automobile liability	15	(90)	90
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(45)	45

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(80)	$80
Workers compensation	10		(30)	30
Commercial automobile liability	10		(50)	50
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(20)	20

Note that there is some overlap between the impacts in the two tables. For example, increases in the calendar year development would ultimately impact our view of the current accident year's loss and loss expense ratios. However, these tables provide perspective on the sensitivity of each key assumption. While the changes represent outcomes based on reasonably likely changes to our underlying reserving assumptions, they do not represent a range of possible outcomes. Our reserves could increase or decrease significantly from what the tables above reflect.

Asbestos and Environmental Reserves
Our general liability, excess liability, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and can be unpredictable. The total recorded net loss and loss expense reserves for these claims were $21.1 million as of December 31, 2021 and $21.4 million as of December 31, 2020, with asbestos claims constituting approximately 23% of these reserves in both years.

Environmental claims have arisen primarily from insured landfill exposures in municipal government and small non-manufacturing commercial risk, as well as leaking underground storage tanks within our homeowners policies. Asbestos claims have arisen primarily from policies issued to various distributors of asbestos-containing products, such as electrical and plumbing materials. We handle our asbestos and environmental claims in a centralized and specialized asbestos and environmental claim unit. That unit establishes case reserves on individual claims based on the facts and circumstances known at a given point in time, supplemented by bulk IBNR reserves.

Estimating IBNR reserves for asbestos and environmental claims is difficult because these claims have delayed and inconsistent reporting patterns. In addition, there are significant uncertainties associated with estimating critical reserve assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Limiting our exposure to asbestos and environmental claims are (i) the fuel oil system exclusion on our New Jersey homeowners policies that we introduced in 2007, and (ii) the Insurance Services Office, Inc.'s Total Pollution Exclusion that was introduced in the mid-1980's, Prior to the mid-1980's, we primarily wrote Standard Personal Lines, which has also limited our exposure to asbestos and environmental claims.

Other Latent Exposures
We also have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, for which states have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices, and, a dedicated claims unit, similar to our handling of asbestos and environmental claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so our related loss and loss expense reserves remain highly uncertain. These exposures remain in our ongoing portfolio, and as such, are reserved in aggregate, with other exposures within the line of business reserves.

Investment Valuation and the Allowance for Credit Losses on AFS Fixed Income Securities

Investment Valuation
Accounting guidance defines the fair value of our investment portfolio as the exit price, or the amount that would be (i) received to sell an asset or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price we must rely on observable market data, if available. Most securities in our equity portfolio have readily determinable fair values and are recorded at fair value with changes in unrealized gains or losses recognized through income. Our AFS fixed income securities portfolio is recorded at fair value, and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For our AFS fixed income securities portfolios, fair value is a key factor in the measurement of (i) losses on securities for which we have the intent to sell, and (ii) changes in the allowance for credit losses.

The fair value of approximately 96% of our investments measured at fair value are classified as either Level 1 or Level 2 in the fair value hierarchy and are priced using observable inputs for identical or similar assets. About 3% are classified as Level 3 and are based on unobservable market inputs because the related securities are not traded on a public market. For additional information, refer to the following within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K: (i) item (d) of Note 2. "Summary of Significant Accounting Policies" regarding descriptions of the levels within the fair value hierarchy and the valuation techniques used for our Level 3 securities, and (ii) Note 7. "Fair Value Measurements" for additional information on the unobservable inputs in our securities measured using Level 3 inputs.

Allowance for Credit Losses on AFS Fixed Income Securities
When fixed income securities are in an unrealized loss position and we do not intend to sell them, we record an allowance for credit losses for the portion of the unrealized loss related to an expected credit loss. We estimate expected credit losses on these securities by performing a discounted cash flow (“DCF”). The allowance for credit losses is the excess of amortized cost over the greater of (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The allowance for credit losses cannot exceed the unrealized loss, and therefore it may fluctuate with changes in the security's fair value. We also consider the need to record losses on securities in an unrealized loss position for which we have the intent to sell.

We analyze unrealized losses for credit loss in accordance with our existing accounting policy, which includes performing DCF analyses on each security at the lot level and analyzing these DCFs using various economic scenarios. In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The models contain forecasted economic data from the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of the various scenarios occurring.

Based on these analyses, we recorded an allowance for credit losses of $9.7 million in 2021 and $4.0 million in 2020 on our AFS fixed income securities portfolio. After considering the allowance for credit losses, the remaining unrealized losses on this portfolio were $17.4 million in 2021 and $11.5 million in 2020. If the security-specific and macroeconomic assumptions in our DCF analyses or our outlook as to the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense will negatively impact our results of operations. Factors considered in determining the allowance for credit losses require significant judgment, including our evaluation of the security's projected cash flow stream.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent our estimates of the amounts we will recover from reinsurers. Each reinsurance contract is analyzed to ensure that sufficient risk is transferred to record the transactions appropriately as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information, including collateral we hold under the terms and conditions of the underlying agreements. Reinsurers often purchase and rely on their own retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. Details about retrocessional reinsurance programs are not always transparent, making it difficult to assess our reinsurers' exposure to counterparty credit risk. Our reinsurer's credit quality is also impacted by other factors, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management expertise. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance totaled $1.6 million at December 31, 2021, and $1.8 million at December 31, 2020. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below in "Results of Operations and Related Information by Segment" and Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2021, 2020, and 2019[1]
				2021				2020
($ in thousands, except per share amounts)	2021		2020	vs. 2020		2019		vs. 2019
Financial Data:
Revenues	$3,379,164		2,922,274	16	%	$2,846,491		3	%
After-tax net investment income	263,000		184,612	42		181,161		2
After-tax underwriting income	172,688		107,716	60		129,554		(17)
Net income before federal income tax	505,310		302,988	67		336,390		(10)
Net income	403,837		246,355	64		271,623		(9)
Net income available to common stockholders	394,484		246,355	60		271,623		(9)

Key Metrics:
Combined ratio	92.8%		94.9	(2.1)	pts	93.7	%	1.2	pts
Invested assets per dollar of common stockholders' equity	$2.88		2.96	(3)	%	$3.05		(3)	%
Return on average common equity ("ROE")	14.8%		10.4	4.4	pts	13.6		(3.2)	pts
Net premiums written to statutory surplus ratio	1.33	x	1.30	0.03	pts	1.39		(0.09)	pts

Per Common Share Amounts:
Diluted net income per share	$6.50		4.09	59	%	$4.53		(10)	%
Book value per share	46.24		42.38	9		36.91		15
Dividends declared per share to common stockholders	1.03		0.94	10		0.83		13

Non-GAAP Information:
Non-GAAP operating income[2]	$380,580		249,686	52	%	$264,418		(6)	%
Diluted non-GAAP operating income per common share[2]	6.27		4.15	51		4.40		(6)
Non-GAAP operating ROE[2]	14.3%		10.5	3.8	pts	13.3	%	(2.8)	pts
1Refer to the Glossary of Terms attached to this Form 10-K as Exhibit 99.1 for definitions of terms used in this financial review.
2Non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE, respectively, but exclude after-tax net realized and unrealized gains and losses on investments, and after-tax debt retirement costs. They are used as important financial measures by us, analysts, and investors because the timing of realized investment gains and losses on sales of securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments that are charged to earnings and the debt retirement costs could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE to non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income
($ in thousands)	2021	2020	2019
Net income available to common stockholders	$394,484	246,355	271,623
Net realized and unrealized (gains) losses, before tax	(17,599)	4,217	(14,422)
Debt retirement costs, before tax	—	—	4,175
Tax on reconciling items	3,695	(886)	3,042
Non-GAAP operating income	$380,580	249,686	264,418

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	2021	2020	2019
Net income available to common stockholders per diluted common share	$6.50	4.09	4.53
Net realized and unrealized (gains) losses, before tax	(0.29)	0.07	(0.24)
Debt retirement costs, before tax	—	—	0.07
Tax on reconciling items	0.06	(0.01)	0.04
Non-GAAP operating income per diluted common share	$6.27	4.15	4.40

Reconciliation of ROE to non-GAAP operating ROE	2021	2020	2019
ROE	14.8%	10.4	13.6
Net realized and unrealized (gains) losses, before tax	(0.7)	0.2	(0.7)
Debt retirement costs, before tax	—	—	0.2
Tax on reconciling items	0.2	(0.1)	0.2
Non-GAAP operating ROE	14.3%	10.5	13.3

The components of our ROE and non-GAAP operating ROE are as follows:

ROE Components			2021			2020
	2021	2020	vs. 2020		2019	vs. 2019
Standard Commercial Lines segment	5.9%	5.1	0.8	pts	5.8	(0.7)	pts
Standard Personal Lines segment	0.1	(0.5)	0.6		0.3	(0.8)
E&S Lines segment	0.5	—	0.5		0.4	(0.4)
Total insurance operations	6.5	4.6	1.9		6.5	(1.9)

Investment income	9.9	7.8	2.1		9.1	(1.3)
Net realized and unrealized gains (losses)	0.5	(0.1)	0.6		0.5	(0.6)
Total investments segment	10.4	7.7	2.7		9.6	(1.9)

Debt retirement costs	—	—	—		(0.2)	0.2
Other	(2.1)	(1.9)	(0.2)		(2.3)	0.4

ROE	14.8%	10.4	4.4		13.6	(3.2)
Net realized and unrealized (gains) losses, after tax	(0.5)	0.1	(0.6)		(0.5)	0.6
Debt retirement costs, after tax	—	—	—		0.2	(0.2)
Non-GAAP operating ROE	14.3%	10.5	3.8		13.3	(2.8)
In 2021, we met the challenges associated with (i) the economic and societal impacts of the COVID-19 pandemic, (ii) higher inflation, (iii) severe natural catastrophes, and (iv) a competitive labor market and delivered another exceptional year of results. We generated our eighth consecutive year of double-digit non-GAAP operating ROEs, with a 14.3% non-GAAP operating ROE, above our full-year 2021 target of 11% and our 2020 non-GAAP operating ROE of 10.5%. Our 2021 results included exceptional growth in revenues and a record level of net income available to common stockholders per diluted common share as discussed below. Our ongoing financial success led to an AM Best Company ("AM Best") rating upgrade to “A+” (Superior) from "A" (Excellent) in November 2021, reflecting our financial strength, accomplishments, and future prospects.

In 2021, we grew book value per common share by 9%. This increase reflected $6.50 per diluted common share of net income available to common stockholders, partially offset by $2.07 of lower unrealized gains on our fixed income securities portfolio and $1.03 in dividends paid to our common stockholders. Non-GAAP operating income per diluted common share of $6.27 in 2021, increased $2.12, or 51%, compared to 2020, with the increase driven by strong contributions from both underwriting and net investment income.

The increase in non-GAAP operating income per diluted common share in 2021 compared to 2020 was primarily driven by (i) a 60% increase in after-tax underwriting income to $172.7 million, or $2.85 per share, resulting from a decrease in net catastrophe losses of $1.02 due to industry-wide U.S. catastrophe loss activity in 2020 that significantly exceeded the 10-year historical median, and (ii) a 42% increase in after-tax net investment income to $263 million, or $4.34 per share. The $1.28 per share increase in after-tax net investment income in 2021 was driven by a $1.19 per share increase in after-tax net investment income from our alternative investments within our other investments portfolio. These strong alternative investment returns principally reflect our private equity holdings and the results were driven by strong corporate earnings and robust valuations.

Outlook
For 2022, we have established a non-GAAP operating ROE target of 11%. We have based our 2022 target on (i) our current estimated weighted average cost of capital ("WACC"), (ii) an approximate 350 basis point spread over our estimated WACC, (iii) the current interest rate environment, and (iv) property and casualty insurance market conditions. Our 2022 11% ROE target sets a high bar for our financial performance, challenges us to perform at our best, and aligns our incentive compensation structure with shareholder interests. We entered 2022 in the strongest financial position in our 95-year history, with having a record level of GAAP equity, statutory capital and surplus, and holding company cash and investments. We are well positioned to continue executing on our strategic objectives and delivering growth and profitability.

Our focus in 2022 will be on several areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through utilization of our enhanced small business platform;
◦Expanding our geographic footprint, with a plan to commence writing Standard Commercial Lines business in the states of Vermont, Alabama, and Idaho, subject to regulatory approvals, in the near-term, and other states over time;
◦Increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services;
◦Shifting our focus towards targeting new and renewal customers in the mass affluent market within our Standard Personal Lines segment, where we believe we can be more competitive with the strong coverage and servicing capabilities that we offer; and
◦Deploying our new underwriting platform in our E&S segment that will improve agents' ease of interactions with us.

•Continuing to achieve written renewal pure price increases, along with underwriting improvements, that are in line with expected loss trend, while delivering on our strategy for continued disciplined growth.

•Continuing to build on a culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and developing a group of specially trained leaders who can guide us successfully into the future.

For 2022, our full-year guidance is as follows:

•A GAAP combined ratio, excluding catastrophe losses, of 91.0%. Our combined ratio estimate assumes no prior-year casualty reserve development;
•Net catastrophe losses of 4.0 points on the combined ratio;
•After-tax net investment income of $200 million that includes $20 million in after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 20.5% that assumes an effective tax rate of 19.5% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
Insurance Operations Results:
Net premiums written ("NPW")	$3,189,713	2,773,092	15%		$2,679,424	3%
NPE	3,017,253	2,681,814	13		2,597,171	3
Less:
Loss and loss expense incurred	1,813,984	1,635,823	11		1,551,491	5
Net underwriting expenses incurred	979,537	905,830	8		876,567	3
Dividends to policyholders	5,140	3,812	35		5,120	(26)
Underwriting income	$218,592	136,349	60%		$163,993	(17)%
Combined Ratios:
Loss and loss expense ratio	60.1%	61.0	(0.9)	pts	59.7%	1.3	pts
Underwriting expense ratio	32.5	33.8	(1.3)		33.8	—
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	(0.1)
Combined ratio	92.8	94.9	(2.1)		93.7	1.2

The 15% NPW growth in 2021 compared to the prior-year period reflects our strong relationships with best-in-class distribution partners, sophisticated underwriting and pricing tools, and excellent customer servicing capabilities. This solid growth included (i) renewal pure price increases, and (ii) new business growth, as follows

			2021 vs. 2020			2020 vs. 2019
($ in millions)	2021	2020			2019
Direct new business	$648.5	579.7	12%		$548.7	6%
Renewal pure price increases	4.9%	4.3	0.6	pts	3.7%	0.6	pts

In addition, our strong NPW growth in 2021 benefited from exposure growth driven by robust economic activity in the U.S., which resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our NPW.
The growth in 2021 was further impacted by the 2020 COVID-19-related $75 million estimate of return audit and mid-term endorsement premium and $19.7 million of premium credits to our personal and commercial automobile customers, which reduced NPW by $94.7 million in 2020. The reduction in NPW in 2020 from COVID-19-related adjustments had the impact of increasing our 2021 NPW growth rate by 4 percentage points.

Consistent with the impacts to NPW, the increase in NPE in 2021 compared to 2020 reflected the items discussed above.

Loss and Loss Expenses
The loss and loss expense ratio decreased 0.9 points in 2021 compared to 2020, primarily due to (i) non-catastrophe and catastrophe property loss and loss expenses, (ii) prior year casualty reserve development, and (iii) the current year loss and loss expense ratio, which is detailed as follows:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Change in Ratio
2021	$471.7	15.6	pts	$164.2	5.4	pts	21.0	(2.3)
2020	410.0	15.3		215.4	8.0		23.3	4.4
2019	410.5	15.8		81.0	3.1		18.9	(1.3)

Net catastrophe losses of 5.4 points in 2021 and 8.0 points in 2020 were higher than our longer-term net catastrophe loss averages. Catastrophe losses in 2021 included gross losses of $53 million from Hurricane Ida, or net losses of approximately $41 million, or 1.4 points, after factoring in the benefit from our Property Catastrophe Excess of Loss Treaty, which attaches at $40 million. The structure of our Property Catastrophe Excess of Loss Treaty is detailed in the "Reinsurance" section in "Results of Operations and Related Information by Segment" of this MD&A. The majority of the Hurricane Ida losses, which included meaningful property losses from damage to personal and commercial automobiles, occurred in New Jersey and the surrounding states. Losses in 2020 were mainly driven by a tornado and subsequent hail event that impacted Tennessee in March, two large storms in April, civil unrest claims, the Midwestern derecho, and Hurricane Isaias.

($ in millions)	Favorable Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Change in Ratio
2021	(81.0)	(2.7)	pts	0.5
2020	(85.0)	(3.2)		(0.9)
2019	(61.0)	(2.3)		(0.6)
Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2021		2020	2019
General liability	$(29.0)		(35.0)	(5.0)
Commercial automobile	15.0		10.0	4.0
Workers compensation	(58.0)		(60.0)	(68.0)
Businessowners' policies	(2.0)		—	—
Total Standard Commercial Lines	(74.0)		(85.0)	(69.0)

Personal automobile	—		—	6.0
Total Standard Personal Lines	—		—	6.0

E&S	(7.0)		—	2.0

Total (favorable) prior year casualty reserve development	$(81.0)		(85.0)	(61.0)

(Favorable) impact on loss ratio	(2.7)	pts	(3.2)	(2.3)

In addition to the prior year casualty reserve development, the current year loss and loss expense ratio was 0.9 points higher in 2021 compared to 2020. In 2020, we experienced lower claims frequencies in our commercial and personal automobile lines of business reflecting reductions in miles driven due to the pandemic environment, which benefited our loss ratio in 2020. Although some benefit continued in 2021, it was not as significant as in 2020.

For additional qualitative reserve development discussion, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio decreased 1.3 points in 2021 compared to 2020. The underwriting expense ratio in 2020 was elevated by 1.1 points for COVID-19-related items. The decrease in the underwriting expense ratio in 2021 reflects the absence of these COVID-19-related impacts, as well as a continued below-normal travel and entertainment expense levels due to most of 2021's pandemic-related limited business travel. The COVID-19-related items included in 2020 results were as follows: (i) lower NPE from the estimate of return audit and mid-term endorsement premium and premium credits given to our personal and commercial automobile customer; and (ii) a $13.5 million increase to our allowance for credit losses on premiums receivable.

Standard Commercial Lines Segment

			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
Insurance Segments Results:
NPW	$2,593,018	2,230,636	16%		$2,137,071	4%
NPE	2,443,885	2,143,184	14		2,049,614	5
Less:
Loss and loss expense incurred	1,426,768	1,245,627	15		1,187,856	5
Net underwriting expenses incurred	813,381	742,014	10		710,648	4
Dividends to policyholders	5,140	3,812	35		5,120	(26)
Underwriting income	$198,596	151,731	31%		$145,990	4%
Combined Ratios:
Loss and loss expense ratio	58.4%	58.1	0.3	pts	58.0%	0.1	pts
Underwriting expense ratio	33.3	34.6	(1.3)		34.7	(0.1)
Dividends to policyholders ratio	0.2	0.2	—		0.2	—
Combined ratio	91.9	92.9	(1.0)		92.9	—

NPW growth of 16% in this segment in 2021 compared to 2020 reflected (i) renewal pure price increases, (ii) new business growth, and (iii) stable retention as follows:

	For the Year Ended December 31,
($ in millions)	2021	2020
Direct new business	$469.9	$421.1
Retention	85%	85
Renewal pure price increases on NPW	5.3	4.4

Consistent with our overall insurance operations, NPW growth in 2021 (i) benefited from exposure growth, and (ii) was positively impacted by approximately four points due to the following 2020 COVID-19 related items that did not reoccur in 2021:

•A $75 million estimate of return audit and mid-term endorsement premium that reduced 2020 NPW.
•A $15.4 million premium credit to our commercial automobile customers that reduced 2020 NPW.

Consistent with the impacts to NPW, the increase in NPE in 2021 compared to 2020 reflected the items discussed above.

The 0.3-point increase in the loss and loss expense ratio in 2021 compared to 2020 was driven by the following:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2021	$340.7	13.9	pts	$104.1	4.3	pts	18.2	(1.1)
2020	296.2	13.8		117.8	5.5		19.3	2.9

Our losses in 2021 and 2020 included elevated levels of catastrophe losses, with 4.3 points this year and 5.5 points last year. Both years compared unfavorably to our longer-term catastrophe loss average for this segment. Catastrophe losses for this segment are consistent with the discussion in the "Insurance Operations" section above.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2021	$(74.0)	(3.0)	pts	1.0
2020	(85.0)	(4.0)		(0.6)

In addition to the prior year casualty reserve development above, current year casualty loss costs were 0.4 points higher in 2021 compared to 2020, driven by our commercial automobile line of business, which experienced an increase in claim frequencies as driving patterns continued to evolve in the COVID-19 environment, despite still being below our 2019 pre-pandemic levels. In 2020, we experienced lower claim frequencies in our commercial automobile line of business due to the pandemic environment. Lower claims frequencies and lower non-catastrophe property losses provided an offset to the $15.4 million premium credit to customers in 2020.

For quantitative information on the prior year development by line of business, see "Financial Highlights of Results for Years Ended December 2021, 2020, and 2019" above and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The Standard Commercial Lines underwriting expense ratio decreased 1.3-points in 2021 compared to 2020. The ratio was elevated in 2020 by 1.2 points for COVID-19-related items, as discussed in the "Insurance Operations" section above. The decrease in the 2021 underwriting expense ratio reflects the absence of these COVID-19-related impacts.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2021	2020	2021 vs. 2020		2019	2020 vs. 2019
NPW	$859,284	716,119	20%		$699,262	2%
Direct new business	139,255	122,159	14		119,055	3
Retention	85%	85	—	pts	83%	2	pts
Renewal pure price increases	4.4	3.9	0.5		2.8	1.1
NPE	$807,158	694,019	16%		$669,895	4%
Underwriting income	123,450	103,262	20		69,932	48
Combined ratio	84.7	85.1	(0.4)		89.6	(4.5)
% of total standard commercial NPW	33	32			33
NPW grew 20% in 2021 due to renewal pure price increases, exposure growth, and higher direct new business. NPW growth in 2021 also included a 7-point benefit from the 2020 COVID-19-related $46 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020, which did not reoccur in 2021.

The combined ratio decreased 0.4 points in 2021, driven principally by a decrease in the underwriting expense ratio of 1.5 points, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

Partially offsetting this decrease in the combined ratio was less favorable prior year casualty reserve development compared to 2020, as outlined in the table below.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2021	$(29.0)	(3.6)	pts	1.4
2020	(35.0)	(5.0)		4.3

In 2021, the prior year reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2018 and prior. In 2020, the prior year reserve development was primarily attributable to favorable reserve development on loss severities in accident years 2017 and prior. While this line experienced favorable prior year casualty reserve development in 2021 and 2020, it is also exposed to changes in economic and social trends, including litigation propensity and outcomes, and changes in state laws such as those that extend the statute of limitations or open windows for previously time-barred actions.

Commercial Automobile
			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
NPW	$767,723	658,930	17%		$590,011	12%
Direct new business	115,088	112,893	2		102,956	10
Retention	86%	86	—	pts	83%	3	pts
Renewal pure price increases	8.3	8.1	0.2		7.5	0.6
NPE	$724,398	615,181	18%		$554,256	11%
Underwriting loss	(23,335)	(3,126)	(646)		(43,797)	93
Combined ratio	103.2	100.5	2.7		107.9	(7.4)
% of total standard commercial NPW	30	30			28
NPW growth of 17% benefited from renewal pure price increases and higher direct new business, as shown in the table above. Additionally, NPW growth in 2021 included (i) exposure growth, and (ii) a 3-point benefit from the 2020 COVID-19-related

$15.4 million premium credit to our commercial automobile customers in the second quarter of 2020, which did not reoccur in 2021.

The 2.7-point increase in the combined ratio in 2021 compared to 2020 was primarily driven by the items in the tables shown below.

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable) Year-Over-Year Change
2021	$125.2	17.3	pts	$9.8	1.4	pts	18.7	3.1
2020	92.2	15.0		3.4	0.6		15.6	(3.0)

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2021	$15.0	2.1	pts	0.5
2020	10.0	1.6		0.9

The 2021 and 2020 prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019. The 2020 prior year casualty reserve development also experienced higher than expected frequencies in accident year 2019.

In addition to the items in the table above, the combined ratio variances included the following:
•A 1.4-point increase in the current year casualty loss costs in 2021 compared to 2020, driven primarily by increased claim frequencies in 2021 due to driving patterns that continue to evolve in the COVID-19 environment compared to 2020. Last year experienced lower claim frequencies reflecting reductions in miles driven due to the COVID-19-related driving pattern shifts impacting this line of business. Lower claims frequencies and lower non-catastrophe property losses provided an offset to the $15.4 million of premium credits to customers in 2020.
•A 2.2-point decrease in the underwriting expense ratio in 2021 compared to 2020, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above.

This line of business remains an area of focus for us and most of the industry, as profitability challenges continue to generate combined ratios higher than risk-adjusted targets. We will continue to (i) actively implement price increases consistent with levels experienced in 2021 and 2020, (ii) enhance our underwriting tools to further improve the accuracy of our rating information to prevent premium leakage, and (iii) actively manage our new and renewal business.

Workers Compensation
			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
NPW	$317,035	270,168	17%		$309,322	(13)%
Direct new business	59,938	51,078	17		60,139	(15)
Retention	86%	84	2	pts	84%	—	pts
Renewal pure price increases (decreases)	0.1	(2.0)	2.1		(2.8)	0.8
NPE	$306,428	278,062	10%		$311,370	(11)%
Underwriting income	78,537	70,897	11		80,630	(12)
Combined ratio	74.4	74.5	(0.1)		74.1	0.4
% of total standard commercial NPW	12	12			14

NPW increased 17% in 2021 compared to 2020 due to higher retention, exposure growth, and increased direct new business. Additionally, NPW growth in 2021 included an 11-point benefit due to the 2020 COVID-19-related $29 million estimate of return audit and mid-term endorsement premium recorded on this line in the first quarter of 2020 that did not reoccur in 2021.

The decrease in the combined ratio in 2021 compared to 2020 was primarily due to: (i) a decrease in the underwriting expense ratio of 1.7 points, the drivers of which are consistent with the items discussed in the Standard Commercial Lines Segment above; and (ii) a 1.4-point reduction in the current year casualty loss costs. This reduction was in recognition of the favorable frequency trends and sustained lower medical severity trends impacting this line.

Partially offsetting the decreases in the combined ratio was less favorable prior year casualty reserve development compared to 2020, as follows:

($ in millions)
	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2021	$(58.0)	(18.9)	pts	2.7
2020	(60.0)	(21.6)		0.2

For both periods, the favorable reserve development was due to continued favorable medical severity trends impacting accident years 2019 and prior. Due to the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

Commercial Property
			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
NPW	$470,043	413,194	14%		$373,809	11%
Direct new business	108,418	94,697	14		88,527	7
Retention	84%	84	—	pts	82%	2	pts
Renewal pure price increases	6.0	4.6	1.4		3.3	1.3
NPE	$436,412	388,120	12%		$353,834	10%
Underwriting income (loss)	10,515	(21,296)	(149)		21,639	(198)
Combined ratio	97.6	105.5	(7.9)		93.9	11.6
% of total standard commercial NPW	18	19			17

NPW growth of 14% in this line in 2021 compared to 2020 was driven by renewal pure price increases, exposure growth, and higher new business.

Quantitative information regarding property losses is as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses				(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio
2021	$182.5	41.8	pts	$79.3	18.2	pts	60.0	(6.7)
2020	168.6	43.4		90.2	23.3		66.7	11.7

Our losses in 2021 and 2020 included elevated levels of catastrophe losses, with 18.2 points this year and 23.3 points last year. Both years compare unfavorably to our longer-term catastrophe loss average for this line of business. Catastrophe losses for this segment are consistent with the discussion in the "Insurance Operations" section above.

Standard Personal Lines Segment

			2021 vs. 2020			2020 vs. 2019
($ in thousands)	2021	2020			2019
Insurance Segments Results:
NPW	$292,265	295,166	(1)%		$304,592	(3)%
NPE	293,559	299,140	(2)		307,739	(3)
Less:
Loss and loss expense incurred	212,116	233,260	(9)		211,300	10
Net underwriting expenses incurred	77,477	81,388	(5)		88,179	(8)
Underwriting income	$3,966	(15,508)	(126)%		$8,260	(288)%
Combined Ratios:
Loss and loss expense ratio	72.2%	78.0	(5.8)	pts	68.6%	9.4	pts
Underwriting expense ratio	26.4	27.2	(0.8)		28.7	(1.5)
Combined ratio	98.6	105.2	(6.6)		97.3	7.9

NPW declined 1% in 2021 compared to 2020, primarily driven by a reduction in direct new business and slightly lower retention, both of which were impacted by the challenging personal automobile competitive environment. This decrease was partially offset by the impact of the COVID-19 related premium credits to our personal automobile customers, which reduced NPW by $4.3 million in 2020 and added one point of growth in 2021 compared to 2020, as these premium credits did not reoccur in 2021. In the third quarter of 2021, we transitioned our personal lines strategy to targeting new and renewal customers in the mass affluent market where we believe our strong coverage and servicing capabilities can be more competitive.

($ in millions)	2021	2020
Direct new business premiums[1]	$40.9	$44.7
Retention	82%	83
Renewal pure price increases on NPW	1.0	2.5
1Excludes our flood direct premiums written, which is 100% ceded to the NFIP and therefore has no impact on our NPW.

The reduction in NPE in 2021 compared to 2020 reflects the decreases in NPW discussed above.

The loss and loss expense ratio decreased 5.8 points in 2021 compared to 2020, the primary drivers of which were as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	Unfavorable Year-Over-Year Change
2021	$102.8	35.0	pts	$37.4	12.7	pts	47.7	(6.9)
2020	86.0	28.7		77.5	25.9		54.6	13.8

Our 2021 losses were impacted by 44 events that were designated as catastrophes by Property Claims Services ("PCS"), an internationally recognized authority on insured catastrophe property losses, including two severe thunderstorms accompanied by wind and hail occurring in March and June, Hurricane Ida in late August and early September, and a series of severe tornadoes that swept the Midwest in December. Our 2020 losses were impacted by 38 events that PCS designated as catastrophes, including a tornado affecting Tennessee in March, two severe April storms with damaging winds and tornadoes affecting the Midwestern states, Hurricane Isaias in late July and early August, and the August derecho in the Midwest.

There was no prior year casualty reserve development in either 2021 and 2020. However, current year casualty loss costs were 1.2 points higher in 2021 compared to 2020, driven by our personal automobile line of business, reflecting increases in claim frequencies as driving patterns continued to evolve in the COVID-19 environment.

The underwriting expense ratio decreased 0.8-points in 2021 compared to 2020. The ratio was elevated in 2020 by 1.0 points for COVID-19-related items, as discussed in the "Insurance Operations" section above. The decrease in the underwriting expense ratio in 2021 reflects the absence of these COVID-19-related impacts.

E&S Lines Segment

($ in thousands)	2021	2020	2021 vs. 2020		2019	2020 vs. 2019
Insurance Segments Results:
NPW	$304,430	247,290	23%		$237,761	4%
NPE	279,809	239,490	17		239,818	—
Less:
Loss and loss expense incurred	175,100	156,936	12		152,335	3
Net underwriting expenses incurred	88,679	82,428	8		77,740	6
Underwriting income (loss)	$16,030	126	12,622%		$9,743	(99)%
Combined Ratios:
Loss and loss expense ratio	62.6%	65.5	(2.9)	pts	63.5%	2.0	pts
Underwriting expense ratio	31.7	34.4	(2.7)		32.4	2.0
Combined ratio	94.3	99.9	(5.6)		95.9	4.0

The strong NPW growth of 23% in 2021 was due to increases in direct new business, renewal pure price, and exposure growth driven by favorable market conditions in E&S lines in the U.S.

Quantitative information is as follows:

($ in millions)	2021	2020
Overall renewal price increases	6.5%	6.2
Direct new business premiums	$137.7	113.9

The increase in NPE in 2021 compared to 2020 reflects the increases in NPW discussed above.

The 2.9-point decrease in the loss and loss expense ratio in 2021 compared to 2020 was primarily attributable to favorable prior year casualty reserve development and a decrease in property losses. This was partially offset by an increase in current year casualty loss costs of 1.4 points, driven primarily by increased claim frequencies in 2021 compared to the decreased levels experienced in 2020.

Quantitative information regarding our property losses and prior year casualty reserve development are as follows:

($ in millions)	Non-Catastrophe Property Losses			Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2021	$28.2	10.1	pts	$22.7	8.1	pts	18.2	(1.8)
2020	27.9	11.6		20.0	8.4		20.0	8.3

Our 2021 losses were impacted by 50 events that PCS designated as catastrophes, including Winter Storm Uri affecting Texas in February, a series of large storms affecting the Southern and Midwestern states in May, and Hurricane Ida in late August and early September. Our 2020 losses were impacted by 49 events that PCS designated as catastrophes, including the civil unrest throughout the country in June and Hurricane Laura in August.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2021	$(7.0)	(2.5)	pts	(2.5)
2020	—	—		(0.8)

The favorable prior year casualty reserve development in 2021 was primarily attributable to lower loss severities in accident years 2016 and prior. There was no prior year casualty reserve development in 2020.

The 2.7-point decrease in the underwriting expense ratio in 2021 compared to 2020 was primarily driven by: (i) a decrease in labor expenses of 1.5 points and (ii) a decrease in compensation to our distribution partners of 0.6 points from changes in premium mix and corresponding commission rates. In addition, the underwriting expense ratio in 2020 was elevated by 0.9 points for the COVID-19-related increase in our allowance for credit losses on premiums receivable, as discussed in "Insurance Operations" above. The decrease in the underwriting expense ratio in 2021 reflects the absence of this COVID-19-related impact.

Reinsurance
We use reinsurance to protect our capital resources and insure against losses on property and casualty risks that we underwrite in excess of the amount that we are prepared to accept. We use two main reinsurance vehicles: (i) a reinsurance pooling agreement among our Insurance Subsidiaries through which each company agrees to share in premiums and losses based on certain specified percentages; and (ii) reinsurance contracts and arrangements with third parties that cover various policies that we issue to our customers.
Reinsurance Pooling Agreement
The primary purposes of the Insurance Subsidiaries' reinsurance pooling agreement are to:

•Pool or share proportionately the underwriting profit and loss results of property and casualty insurance underwriting operations through reinsurance;

•Reduce administration expenses; and

•Permit all the Insurance Subsidiaries to obtain a uniform rating from AM Best.

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2021:

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

Reinsurance Treaties and Arrangements
By entering into reinsurance treaties and arrangements, we can increase our underwriting capacity, accepting larger individual risks and aggregations of risks without directly increasing our capital or statutory surplus. Our reinsurance program principally consists of traditional reinsurance. Under our reinsurance treaties, we cede to our reinsurers a portion of our incurred losses from an individual policy or group of policies in exchange for a portion of the premium on those policies. Amounts not reinsured below a specified dollar threshold are known as retention. Reinsurance does not legally discharge us from liability under the terms and limits of our policies, but it does make our reinsurers liable to us for the amount of liability we cede to them. Our reinsurers often rely on their own reinsurance programs, or retrocessions, to manage their large loss exposures. The size of the global reinsurance community is relatively small. If our reinsurers are unable to collect on their retrocessional programs, it may impair their ability to pay us for the amounts we cede to them.

Consequently, our reinsurers present us with direct, indirect, and contingent counterparty credit risk. We attempt to mitigate this credit risk by (i) pursuing relationships with reinsurers rated “A-” or higher by AM Best and/or (ii) obtaining collateral to secure reinsurance obligations. Some of our reinsurance treaties permit us to terminate or commute them – or require the reinsurer to post collateral if the reinsurer's financial condition or rating deteriorates. We monitor our reinsurers' financial condition, and we review the quality of reinsurance recoverables and reserves for uncollectible reinsurance. For additional information regarding our reinsurance counterparty credit risk, see Note 9. "Reinsurance" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We have reinsurance contracts that separately cover our property and casualty insurance business that can be segregated into the following key categories:

•Property Reinsurance, which includes our (i) property excess of loss treaties purchased for protection against large individual property losses and (ii) property catastrophe treaties purchased to provide protection for the overall property portfolio against severe catastrophic events. We also purchase a limited amount of facultative reinsurance, primarily for large individual property risks greater than our property excess of loss treaty capacity.

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use facultative reinsurance for large individual casualty risks in excess of our treaty capacity. We may also purchase quota share capacity for certain new or higher severity casualty lines of business.

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

Property Reinsurance
We renewed our main property catastrophe treaty, which covers both our standard market and E&S business, effective January 1, 2022. For this treaty, we purchased an additional $50 million in limit to respond to our growing property portfolio, thereby extending the coverage to $835 million in excess of the $40 million retention. Due to growth in our E&S property book of business, more challenging market conditions, and our recent and planned Standard Commercial Lines geographic expansion, we restructured our non-footprint catastrophe treaty from a $35 million in excess of $5 million structure covering a limited number of states to a $30 million in excess of $10 million treaty, covering all 50 states and the District of Columbia, for our E&S business only. This removed our five newest Standard Commercial Lines states from coverage under this treaty, as they are covered under the main property catastrophe treaty. We also increased our co-participation from 15% to 34% to balance the cost versus volatility protection provided by this treaty. Consistent with the prior year, both treaties were renewed with restrictions in coverage related to the systemic perils of communicable disease and first-party cybersecurity coverage, in line with current market conditions. Consequently, the property catastrophe program excludes coverage for communicable disease, but retains limited reinsurance coverage for cybersecurity risks. Despite these limitations, coverage for traditionally covered property perils was maintained.

We seek to minimize reinsurance credit risk by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events, if feasible. Our current reinsurance program includes $259 million in collateralized limit, primarily in the top layer of the catastrophe program, compared to $281 million in collateralized limit under the prior year's reinsurance program.

Overall, we expect ceded premium for our property catastrophe reinsurance treaties to increase modestly in 2022 due to three factors: (i) increases in underlying property exposures in line with our growing property insurance portfolio; (ii) the addition of $50 million of coverage purchased to maintain stability in our net risk profile; and (iii) modest risk-adjusted price increases.

We model various catastrophic perils, and hurricane risk continues to be our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 35 years:

($ in millions)	Actual Gross Loss[1]	Net Loss[2]	Accident Year
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012
Hurricane Ida	53.4	41.5	2021
Hurricane Irene	44.8	40.2	2011
Hurricane Hugo	26.4	3.0	1989
Hurricane Isabel	25.1	15.7	2003
1This amount represents reported and unreported gross losses estimated as of December 31, 2021.
2Net loss does not include reinstatement premiums, taxes, or flood claims handling fees.

We review our exposure to hurricane risk by examining third-party vendor models and conducting our own proprietary analysis. The third-party vendor models provide a long-term view that closely relates modeled event frequency to historical hurricane activity, adjusting to reflect certain non-modeled cost assumptions, such as the impact of loss expenses, residual market assessments, and automobile-related losses. We believe that modeled estimates provide a range of potential outcomes, and we review multiple estimates to understand our catastrophic risk.

Occurrence Exceedance Probability	Modeled Losses
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses as a Percent of GAAP Equity[3]
4.0% (1 in 25 year event)	$196,905	35,304	1%
2.0% (1 in 50 year event)	325,920	38,613	1
1.0% (1 in 100 year event)	529,858	43,956	1
0.67% (1 in 150 year event)	757,577	61,871	2
0.5% (1 in 200 year event)	831,257	67,544	2
0.4% (1 in 250 year event)	965,971	125,306	4
0.2% (1 in 500 year event)	1,384,970	454,888	15
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
3GAAP Equity as of December 31, 2021.

Our current catastrophe reinsurance program exhausts at an approximately 1 in 216 year return period, or events with 0.5% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from hurricanes making U.S.-landfall will vary, perhaps materially, from our estimated modeled losses.

We renewed the property excess of loss treaty, which covers both our standard market and E&S business, on July 1, 2021, and the top layer renewed on January 1, 2022. This treaty was renewed with an increase in the retention on the first layer to $3.0 million from $2.0 million to manage the overall reinsurance cost on our growing portfolio and maintain projected earnings volatility protection in line with our historical levels.
The following table summarizes of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$835 million above $40 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Non-NBCR losses are covered to the same extent as non-terrorism losses. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 82% of losses in excess of $40 million up to $100 million;
- 97% of losses in excess of $100 million up to $225 million;
- 97% of losses in excess of $225 million up to $525 million; and
- 90% of losses in excess of $525 million up to $875 million.
The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer. The per occurrence limit is $776.5 million and the annual aggregate limit is $1.2 billion, net of the Insurance Subsidiaries' co-participation.
In addition, our $30 million above $10 million retention treaty that responds on per occurrence basis covers 66% of E&S losses only, in all states, and has an annual aggregate limit of $34 million, net of the Insurance Subsidiaries' co-participation.
Property Excess of Loss (covers all insurance operations)	$57 million above $3 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:	All NBCR losses are excluded regardless of whether or not they are certified under TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $21 million for the first layer; $60 million for the second layer; and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.
- $7 million in excess of $3 million layer provides unlimited reinstatements;
- $30 million in excess of $10 million layer provides three reinstatements, $120 million in aggregate limits; and
- $20 million in excess of $40 million layer provides three reinstatements, $80 million in aggregate limits.
Flood	100% reinsurance by the federal government’s WYO.	None

Casualty Reinsurance
We renewed the casualty excess of loss treaty, which covers both our standard market and E&S Lines business, on July 1, 2021, substantially on the same terms as the treaty expiring June 30, 2021.

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

We have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Endurance Specialty Quota share and Loss Development Cover, which protects against losses on policies written before the acquisition and any development on reserves established by MUSIC as of the date of acquisition, (iv) Equipment Breakdown Coverage Reinsurance Treaty, (v) Multi-line Quota Share, which covers additional personal lines coverages, (vi) Cyber Liability Quota Share, and (vii) Excess Liability Quota Share, which covers MUSIC's excess liability business.

We regularly evaluate our overall reinsurance program, and we try to develop effective ways to manage the transfer of risk. We base our analysis on a comprehensive process that includes periodic analysis of modeling results, our own loss experience, aggregation of exposures, exposure growth, diversification of risks, limits written, projected reinsurance costs, reinsurer financial strength, and projected impact on earnings, equity, and statutory surplus. We strive to balance reinsurer credit quality, price, terms, and our appetite to retain a certain level of risk.

Investments Segment
The primary objective of the investment portfolio is to maximize after-tax net investment income and the overall total return of the portfolio, while maintaining a high credit quality core fixed income securities portfolio and managing our duration risk profile. The effective duration of the fixed income securities portfolio, including short-term investments, was 3.9 years as of December 31, 2021, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.5 years. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. We maintain a well-diversified portfolio across sectors, with credit quality and maturities that provide ample liquidity. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 91% of our invested assets at December 31, 2021, and 92% at December 31, 2020. These investments had a weighted average credit rating of “A+” as of December 31, 2021 and "AA-" as of December 31, 2020, with a 96% allocation to investment grade holdings at both December 31, 2021 and December 31, 2020. The weighted average credit rating decline reflects a planned reduction in our sector allocation to agency residential mortgage-backed securities over the past year as lower interest rates accelerated prepayments, as expected. Given the very low reinvestment rates for this asset class, we reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other asset-backed security classes without a "AAA" rating but in our view currently offer a better risk and reward trade-off.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Total Invested Assets

($ in thousands)	2021	2020	Change
Total invested assets	$8,026,988	7,505,599	7%
Invested assets per dollar of common stockholders' equity	2.88	2.96	(3)
Unrealized gain – before tax[1]	255,658	395,207	(35)
Unrealized gain – after tax[1]	201,970	312,214	(35)
1Includes unrealized gain on fixed income securities of $229 million and equity securities of $27 million at December 31, 2021.

Invested assets increased $521 million at December 31, 2021, compared to December 31, 2020, reflecting strong 2021 operating cash flows of $771 million, partially offset by a decrease in pre-tax unrealized gains of $140 million. The majority of this $140 million decrease was related to our fixed income securities portfolio, which was impacted by an increase in benchmark U. S. Treasury rates, partially offset by a tightening of credit spreads.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2021	2020	2021 vs. 2020		2019	2020 vs. 2019
Fixed income securities	$209,709	203,926	3%		203,255	—%
Equity securities	15,920	9,286	71		6,996	33
Commercial mortgage loans ("CMLs")	2,743	844	225		—	n/m
Short-term investments	260	1,821	(86)		6,653	(73)
Other investments	118,060	26,922	339		18,778	43
Investment expenses	(20,103)	(15,692)	(28)		(13,139)	(19)
Net investment income earned – before tax	326,589	227,107	44		222,543	2
Net investment income tax expense	63,589	42,495	50		41,382	3
Net investment income earned – after tax	$263,000	184,612	42		181,161	2
Effective tax rate	19.5%	18.7	0.8	pts	18.6	0.1	pts
Annual after-tax yield on fixed income investments	2.6	2.6	—		2.9	(0.3)
Annual after-tax yield on investment portfolio	3.4	2.6	0.8		2.9	(0.3)

The $78.4 million increase in after-tax net investment income in 2021 compared to 2020 was driven by higher alternative investments gains in our other investment portfolio of $93.0 million, after-tax, in 2021 compared to $20.9 million, after-tax, in 2020, resulting in a $72.0 million increase in after-tax net investment income in 2021. Our alternative investments are accounted for under the equity method of accounting and are recorded on a one-quarter lag. The results on alternative investments in 2021 principally reflected unrealized gains on our holdings that benefited from the strong equity and credit capital market performance in the 12-month period ended September 2021.

Realized and Unrealized Investment Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether the fundamentals for that security or sector have deteriorated or the timing is appropriate to opportunistically trade for other securities with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

($ in thousands)	2021	2020	2019
Net realized gains on disposals	$7,144	9,148	26,715
Net unrealized gains (losses) on equity securities	17,881	7,939	(8,649)
Net credit loss (expense) on fixed income securities, AFS	(6,858)	(5,042)
Net credit loss (expense) benefit on fixed income securities, HTM	(49)	4
Losses on securities for which we have the intent to sell	(519)	(16,266)
Net other-than-temporary-impairment losses recognized earnings			(3,644)
Total net realized and unrealized investment (losses) gains	$17,599	(4,217)	14,422

Realized and unrealized investment gains (losses) in 2020 were significantly impacted by COVID-19-related market volatility in the first quarter of 2020, and substantially all of the $16.3 million of losses on securities we intended to sell were recorded in that quarter to provide our investment managers flexibility to trade and optimize our investment portfolio. The increase in unrealized gains on equity securities in 2021 was driven by strong public equities performance in the year.

For additional information regarding our losses on securities we intend to sell and our methodology for estimating the allowance for credit losses, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2021	2020	2019
Federal income tax expense	$101.5	56.6	64.8
Effective tax rate[1]	20.5%	18.7	19.3
1The effective tax rate is calculated by taking "Total federal income tax expense" divided by "Income before federal income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Federal income tax expense increased by $44.9 million in 2021 compared to 2020, primarily due to an increase in pre-tax income that is taxed at the statutory rate. The increase in pre-tax income was primarily driven by increases in underwriting income and net investment income earned primarily due to higher gains on alternative investments in our other investment portfolio. See Note 14. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for further information about the following: (i) a reconciliation of our effective tax rate to the statutory rate of 21%; and (ii) details regarding our net deferred tax liability and asset.

Liquidity and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet our operating and growth needs.

Liquidity
We manage liquidity by focusing on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We also adjust our liquidity in light of economic or market conditions, as discussed further below.

Sources of Liquidity
Sources of cash for Selective Insurance Group, Inc. ("Parent") historically have consisted of dividends from the Insurance Subsidiaries, the investment portfolio held at the Parent, borrowings under third-party lines of credit, loan agreements with certain Insurance Subsidiaries, and the issuance of equity (common or preferred) and debt securities. We continue to monitor these sources, considering both our short-term and long-term liquidity and capital preservation strategies.

The Parent’s investment portfolio includes (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly-liquid government and corporate fixed income securities, (iii) equity securities, (iv) other investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $527 million at December 31, 2021, and $490 million at December 31, 2020.

The composition of the Parent's investment portfolio may change over time based upon various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to shareholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. Our target is for the Parent to maintain highly liquid investments of at least twice its expected annual net cash outflow needs, with the target currently estimated at approximately $180 million.

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before paying claims. The period of float can extend over many years. Our investment portfolio consists of maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. To protect our Insurance Subsidiaries' capital, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur.

The Insurance Subsidiaries paid $140 million in dividends to the Parent in 2021. As of December 31, 2021, our allowable ordinary maximum dividend is $322 million for 2022. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our shareholders if either (i) the Parent would be unable to pay its debts as they became due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to shareholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. “Indebtedness,” Note 17. “Equity,” and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form
10-K.

Line of Credit
On December 20, 2019, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in 2021. The Line of Credit will mature on December 20, 2022, and has a variable interest rate based on, among other factors, the Parent’s debt ratings. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Four of the Insurance Subsidiaries are members of Federal Home Loan Bank ("FHLB") branches, as shown in the following table. Membership requires the ownership of branch stock and includes the right to access to liquidity. All Federal Home Loan Bank of Indianapolis ("FHLBI") and Federal Home Loan Bank of New York ("FHLBNY") borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data.” of this Form 10-K.

Branch	Insurance Subsidiary Member
FHLBI	SICSC[1]
SICSE[1]
FHLBNY	SICA
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

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the amount of additional FHLB stock that would need to be purchased to allow these member companies to borrow their remaining capacity:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
As of December 31, 2021
SICSC	$833.2	$83.3	32.0	51.3	0.6
SICSE	665.6	66.6	28.0	38.6	0.5
SICA	3,160.6	316.1	—	316.1	14.2
SICNY	580.2	29.0	—	29.0	1.3
Total		$495.0	60.0	435.0	16.6

Short-term Borrowings
We did not make any short-term borrowings from FHLB branches during 2021.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana

Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The following table provides information on the Parent’s borrowings and remaining borrowing capacity from the two Indiana Subsidiaries:

($ in millions)	Admitted Assets as of December 31, 2021	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2021
SICSC	$833.2	$83.3	24.0	59.3
SICSE	665.6	66.6	16.0	50.6
Total		$149.9	40.0	109.9

Capital Market Activities
The Parent had no private or public issuances of stock during 2021. In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board of Directors (the "Board") in conjunction with the preferred stock offering. During 2021, we repurchased 52,781 shares of our common stock under this authorization at a cost of $3.4 million, with a $64.49 average price per share. We have $96.6 million of remaining capacity under our share repurchase program. For additional information on the preferred stock transaction, refer to Note 17. “Preferred Stock” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our shareholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In October 2021, our Board approved a 12% increase in the quarterly cash dividend, to $0.28 from $0.25 per share. On February 3, 2022, our Board declared:

•A quarterly cash dividend on common stock of $0.28 per common share, that is payable March 1, 2022, to holders of record on February 15, 2022; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on March 15, 2022, to holders of record as of February 28, 2022.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Our next FHLB borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2021, we had GAAP stockholders’ equity of $3.0 billion and statutory surplus of $2.4 billion. With total debt of $506.1 million at December 31, 2021, our debt-to-capital ratio was 14.5%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows.

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$510.0	—	—	60.0	450.0
Interest on debt obligation	593.6	28.3	56.6	56.6	452.1
Subtotal	1,103.6	28.3	56.6	116.6	902.1

Gross loss and loss expense payments	4,580.9	1,303.5	1,473.8	701.5	1,102.1
Ceded loss and loss expense payments	578.6	174.5	137.3	71.1	195.7
Net loss and loss expense payments	4,002.3	1,129.0	1,336.5	630.4	906.4

Total	$5,105.9	1,157.3	1,393.1	747.0	1,808.5

Our loss and loss expense payments in the table above represent estimated paid amounts by year on our loss and loss expense reserves that are estimates based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors. Therefore, the projected settlement of the reserves for net loss and loss expense may differ, perhaps significantly, from actual future payments. For more information on our case reserves and estimates of reserves for loss and loss expense IBNR, refer to the “Reserve for Loss and Loss Expense” section in the "Critical Accounting Policies and Estimates" section of this MD&A and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

For additional information regarding cross-default provisions associated with our notes payable in the table above or our Line of Credit, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, the following table summarizes certain contractual obligations we had at December 31, 2021 that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$215.0	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	59.8	2030
Non-publicly traded common stock within our equity portfolio	4.2	2027
CMLs	5.5	2023
Privately-placed corporate securities	4.3	Less than 1 year
Total	$288.8

There is no certainty that any such additional investment will be required, and we expect to have the capacity to repay or refinance these obligations as they come due.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of December 31, 2021 and 2020, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, and (iii) material relationships with unconsolidated entities or financial partnerships at December 31, 2021 and 2020, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders, while enhancing our financial strength and underwriting capacity. We have a profitable book of business and solid capital base, positioning us well to take advantage of market opportunities that may arise.

Book value per common share increased 9% to $46.24 as of December 31, 2021, from $42.38 as of December 31, 2020, driven by $6.50 in net income per diluted common share, partially offset by $2.07 of lower unrealized gains on our fixed income securities portfolio and $1.03 in dividends to our common stockholders. The book value per common share at December 31, 2021 included $3.01 of unrealized gains on our fixed income securities portfolio, which have an inverse relationship to changes in interest rates. The yields on benchmark U.S. Treasury securities have increased subsequent to December 31, 2021, which has resulted in a decrease in the net unrealized gains on our fixed income securities. If interest rates continue to increase and/or credit spreads widen in 2022, our net unrealized gains on our fixed income securities portfolio will come under pressure and could move into a net unrealized loss position.

Cash Flows
Net cash provided by operating activities was $771 million in 2021 compared to $554 million in 2020. Cash flows from operations increased in 2021 primarily driven by growth in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities was $619 million in 2021 compared to $688 million in 2020. Investing activity was greater in 2020, as we benefited from $195 million of net proceeds from our perpetual preferred stock issuance last year.

Net cash used in financing activities was $123 million in 2021 compared to net cash provided of $141 million in 2020. The cash flows from financing activities decreased due to (i) a long-term debt repayment to the FHLBNY of $50 million in 2021, and (ii) our 2020 perpetual preferred stock issuance that resulted in $195 million of net proceeds last year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio — and fluctuations in the value of our alternative investment portfolio. Our portfolio allocation was 84% fixed income securities, 1% commercial mortgage loans, 4% equity securities, 6% short-term investments, and 5% other investments as of December 31, 2021. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving S&P or an equivalent rating of BBB or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2021, approximately 15% of our fixed income securities portfolio was floating rate securities, primarily tied to the one- and three-month U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks. For more information on the upcoming transition away from LIBOR, refer to "Risks Related to our Investments Segment" in Item 1A. "Risk Factors." of this Form 10-K.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our fixed income securities portfolio contains interest rate-sensitive instruments, and its performance may be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. All else being equal, a rise in interest rates will decrease the fair value of our existing fixed income investments, and a decline in interest rates will increase the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level. The effective duration of the fixed income securities portfolio, including short-term investments, at December 31, 2021, was 3.9 years, which is within our historical range. The Insurance Subsidiaries’ net loss and loss expense reserves duration was approximately 3.5 years at December 31, 2021.

We use an interest rate sensitivity analysis to measure the potential loss or gain in future earnings, fair values, or cash flows of market sensitive fixed income securities. The sensitivity analysis hypothetically assumes an instant parallel 200 basis point shift in interest rates up and down in 100 basis point increments from the date of the Financial Statements. We use fair values to measure the potential loss. This analysis is not intended to provide a precise forecast, or range, of the effect of changes in market interest rates and equity prices on our income or stockholders’ equity, but rather provides insight into the portfolio's sensitivity. These calculations do not consider (i) any actions we may take in response to market fluctuations and (ii) changes to credit spreads, liquidity spreads, and other risk factors that may also impact the value of the fixed income securities portfolio.

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2021:

	2021 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$7,231,423	7,008,488	6,739,436	6,461,821	6,184,206
Fair value change	491,987	269,052		(277,615)	(555,230)
Fair value change from base (%)	7.3%	4.0%		(4.1)%	(8.2)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of “A+” as of December 31, 2021, and "AA-" as of December 31, 2020. Non-investment grade exposure represented approximately 4% of the total fixed income securities portfolio at December 31, 2021 and December 31, 2020.

Despite the strong performance of our portfolio, the average after-tax new money yield on fixed income security purchases continued to decline throughout the year as U.S. Treasury rates remained low and credit spreads continued to tighten throughout the year. The decline in the weighted average credit rating reflects a planned reduction in our sector allocation to agency residential MBS ("RMBS") over the past year as lower interest rates accelerated prepayments as we had expected. Given the current environment, we have reallocated these non-sale disposal cash flows into other high-quality fixed income sectors, including corporate securities and other ABS classes that do not carry a "AAA" rating, but in our view currently offer a better risk and reward trade-off.

Details on the credit quality of our invested assets at December 31, 2021 are provided below:

December 31, 2021							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$448	$448	5.6%	0.2%	0.10	0.10	$420	$22	$5	$—	$—	$—
Fixed income securities:
U.S. government obligations	128	130	1.6	1.6	5.9	10.4	127	3	—	—	—	—
Foreign government obligations	15	16	0.2	2.2	5.7	7.2	—	3	10	3	—	—
State and municipal obligations	1,125	1,193	14.9	1.0	4.8	4.5	258	520	358	56	—	—
Corporate securities	2,504	2,599	32.4	2.3	5.1	6.8	17	155	1,093	1,159	174	—
MBS:
RMBS:
Agency RMBS	631	652	8.1	1.8	3.6	4.7	652	—	—	—	—	—
Non-agency RMBS	125	125	1.6	2.1	1.9	4.6	42	13	69	—	—	—
Total RMBS	756	776	9.7	1.9	3.3	4.6	694	13	69	—	—	—
Commercial mortgage-backed securities ("CMBS")	648	674	8.4	1.9	3.7	4.8	580	43	40	11	—	—
Total mortgage-backed securities	1,404	1,450	18.1	1.9	3.5	4.7	1,274	56	108	11	—	—
CLO and other ABS:
Auto	26	27	0.3	1.3	2.3	2.2	25	—	2	—	—	—
Aircraft	70	68	0.8	5.1	3.5	3.9	—	1	35	29	3	—
CLOs	857	858	10.7	2.9	1.7	5.4	413	304	45	26	54	15
Credit cards	12	12	0.1	0.5	0.9	0.9	12	—	—	—	—	—
Other ABS	380	386	4.8	2.5	4.2	5.8	82	50	215	25	10	3
Total CLOs and Other ABS	1,344	1,351	16.8	2.8	2.5	5.4	532	356	297	80	68	19
Total securitized assets	2,748	2,801	34.9	2.4	3.0	5.0	1,806	412	406	91	68	19
Total fixed income securities and short-term investments	7,063	7,285	90.7	2.0	3.9	5.4	2,629	1,116	1,916	1,363	242	19
Total fixed income securities and short-term investments by credit rating percentage							36.1%	15.3%	26.3%	18.7%	3.3%	0.3%
Commercial mortgage loans	96	98	1.2	3.5	3.2	7.4	—	—	44	54	—	—
Equity securities:
Common stock[1]	307	333	4.2	0.5	—	—	—	—	—	—	—	333
Preferred stock	2	2	—	4.8	—	—	—	—	—	2	—	—
Total equity securities	309	336	4.2	0.5	—	—	—	—	—	2	—	333
Other investments:
Alternative investments:
Private equity	273	273	3.4	—	—	—	—	—	—	—	—	276
Private credit	63	63	0.8	—	—	—	—	—	—	—	—	61
Real assets	24	24	0.3	—	—	—	—	—	—	—	—	23
Total alternative investments	360	360	4.5	—	—	—	—	—	—	—	—	360
Other investments	49	49	0.6	—	—	—	—	—	—	—	—	49
Total other investments	409	409	5.1	—	—	—	—	—	—	—	—	409
Total invested assets	$7,781	$8,029	100%	—%	—	—	$2,629	$1,116	$1,916	$1,365	$242	$761
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

On a quarterly basis, we review our invested assets for concentrations of credit risk. The sectors representing more than 10% of our invested assets at December 31, 2021 were (i) special revenue bonds within our state and municipal obligations portfolio (12%), (ii) the financial sector within corporate securities (16%), and (iii) collateralized loan obligations within our CLO's and other ABS portfolio (11%). We discuss each of these sector holdings in more detail below.

State and Municipal Obligations
Our state and municipal obligations represented 15% of our invested assets at December 31, 2021. The tables below provide details on this portfolio at December 31, 2021 and 2020:

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$235.9	235.9	11.6	AA+
Special revenue	957.0	956.8	56.6	AA-
Total state and municipal obligations	$1,192.9	1,192.7	68.2	AA-

December 31, 2020	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$271.4	271.4	17.5	AA+
Special revenue	980.5	980.2	70.3	AA-
Total state and municipal obligations	$1,251.9	1,251.6	87.8	AA-

The following table details the top 10 state exposures of this portfolio at December 31, 2021:

State Exposures of Municipal Bonds	General Obligation	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	State & Local			% of Total
New York	$8,310	127,975	136,285	12%	AA-
California	51,533	75,817	127,350	11%	A+
Texas[1]	34,278	43,945	78,223	7%	AA
New Jersey	—	67,303	67,303	6%	A
Pennsylvania	—	50,213	50,213	4%	AA-
Colorado	4,476	36,203	40,679	3%	A+
Washington	13,342	25,494	38,836	3%	AA
Massachusetts	864	35,012	35,876	3%	AA
Ohio	2,218	36,083	38,301	3%	A+
Florida	—	34,279	34,279	3%	AA-
Other	65,303	317,659	382,962	32%	AA-
	180,324	849,983	1,030,307	86%	AA-
Pre-refunded/escrowed to maturity bonds	55,575	107,001	162,576	14%	AAA
Total	$235,899	956,984	1,192,883	100%	AA-

% of Total Municipal Portfolio	20%	80%	100%
% of Total Investment Portfolio	3%	12%	15%
1Of the $34.3 million in state and local Texas general obligation bonds, $17.2 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) represented 12% of our total invested assets at December 31, 2021. These securities generally do not have the “full faith and credit” backing of the municipal or state governments, like general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 65% of the dedicated revenue stream is comprised of the following: (i) essential services (52%), which is comprised of transportation, water and sewer, and electric; and (ii) education (13%), which includes school districts and higher education, including state-wide university systems. Because of the quality of these dedicated revenue streams, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
Our corporate securities represented 32% of our invested assets at December 31, 2021. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2021 and 2020:

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,424.8	2,424.3	100.0	A-
Non-investment grade	174.6	174.6	2.5	B+
Total corporate securities	$2,599.4	2,598.9	102.5	BBB+

December 31, 2020	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,109.2	2,108.3	173.8	A-
Non-investment grade	232.1	232.1	5.7	B+
Total corporate securities	$2,341.3	2,340.4	179.5	BBB+

The following tables provide the sector composition of this portfolio at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities
Financials	1,286.9	A-	19%	$1,048.5	A-	16%
Consumer non-cyclicals	242.8	BBB+	4	281.3	BBB+	4
Communications	133.3	A-	2	150.2	BBB+	2
Utilities	123.7	A-	2	76.4	BBB+	1
Consumer cyclicals	101.6	BBB	1	144.5	BBB-	2
Technology	95.6	BBB+	1	109.0	BBB+	2
Energy	94.2	BBB	1	100.5	BBB	2
Bank loans	57.3	B	1	71.4	B	1
Basic materials	33.0	BBB-	1	40.0	BBB-	1
Other industrials	242.4	BBB	4	204.9	BBB	3
Other	188.6	BBB+	3	114.6	BBB+	2
Total corporate securities	2,599.4	BBB+	39	2,341.3	BBB+	36

As illustrated in the table above, within our allocation to corporate securities, financials is our most significant industry concentration at 19% of our fixed income securities portfolio at December 31, 2021. These holdings represented 16% of our total investment portfolio. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of “A-.” No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2021.

MBS (RMBS and CMBS Portfolios)
MBS represent our most significant exposure to real estate. Further breakdown of this exposure is provided in the table above that shows details on the credit quality of our invested assets. Agency RMBS represented 84% of our RMBS allocation, and 8% of our total invested assets, as of December 31, 2021. These securities are rated “AAA" and had an unrealized gain of approximately $20 million as of December 31, 2021.

To manage and mitigate exposure on our RMBS and CMBS portfolios, we perform analyses both at the time of purchase and as part of the ongoing portfolio evaluation. These analyses includes review of loan-to-value ratios, geographic spread of the assets securing the bond, delinquencies in payments on the underlying mortgages, gains/losses on sales, evaluations of projected cash flows, as well as other information that aids in determination of the health of the underlying assets. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation in deciding to purchase or sell these securities.

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

The tables below provide details on our CLO and other ABS holdings at December 31, 2021, and December 31, 2020:

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$788.6	788.6	2.6	AA+
Other ABS	475.9	475.9	5.9	A+
Total investment grade	1,264.5	1,264.5	8.5	AA

Non-investment grade:
CLO	69.8	69.8	(0.3)	B
Other ABS	16.5	16.5	(0.2)	CCC+
Total non-investment grade	86.3	86.3	(0.5)	B
Total CLO and other ABS	$1,350.8	1,350.8	8.0	AA-

December 31, 2020	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$611.6	611.6	4.1	AA+
Other ABS	351.9	351.9	10.4	A+
Total investment grade	963.5	963.5	14.5	AA

Non-investment grade:
CLO	49.2	49.2	(2.3)	BB-
Other ABS	13.9	13.9	0.1	B
Total non-investment grade	63.1	63.1	(2.2)	BB-
Total CLO and other ABS	$1,026.6	1,026.6	12.3	AA-

Within our CLO and other ABS portfolio, the allocation to CLOs represents 11% of our total invested assets as of December 31, 2021. Investment grade CLOs accounted for the majority of this portfolio at 10% of invested assets, while non-investment grade CLOs represented only 1% of invested assets. The CLO portfolio is well diversified by issuer, manager, vintage year, and underlying corporate borrowers and sectors. No individual CLO comprises more than 1% of our fixed income securities portfolio at December 31, 2021, and this portfolio has an average credit quality of AA-.

Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We attempt to minimize equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in market value of the equity portfolio as of December 31, 2021:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of equity securities portfolio	$234,876	268,430	301,983	335,537	369,090	402,644	436,198
Fair value change	(100,661)	(67,107)	(33,554)		33,554	67,107	100,661

In addition to our equity securities, we invest in certain other investments that are also subject to price risk. Our other investments primarily include alternative investments in private limited partnerships that invest in various strategies such as private equity, direct lending, mezzanine financing, distressed debt, infrastructure, and real estate. As of December 31, 2021, other investments represented 5% of our total invested assets and 14% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other invested assets. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, we meet our liquidity needs generally through the cash flow provided by our on-going operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. Additionally, we purchase substantial reinsurance at low retention levels to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital were to arise. See the "Liquidity and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information regarding our available borrowing capacity. In addition to this, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs. The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	63%
Generally liquid assets, may become less liquid with market stress[1]	30
Generally illiquid assets[2]	7
Total	100%
1These exposures are concentrated within CMBS and CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2021, we had outstanding long-term debt of $506.1 million that matures as shown in the following table:

		2021
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
3.03% Borrowings from FHLBI	2026	60,000	64,126
7.25% Senior Notes	2034	49,917	63,719
6.70% Senior Notes	2035	99,520	127,574
5.375% Senior Notes	2049	294,330	395,652
Subtotal		503,767	651,071
Unamortized debt issuance costs		(3,167)
Finance lease obligations		5,450
Total notes payable		$506,050

The weighted average effective interest rate for our outstanding long-term debt was 5.5% at December 31, 2021. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2021, the Company recorded a liability of $4.58 billion for reserves.

We identified the evaluation of the estimate of reserves for loss and loss expense as a critical audit matter. The process to evaluate the Company’s estimate of reserves involved a high degree of subjective auditor judgment due to the inherent uncertainties in adjusting past experience for current development and anticipating trends for predicting future events. These uncertainties may be affected by a number of considerations, including internal factors, such as changes to underwriting practices, claim practices, and claim experience; as well as external factors, such as economic conditions, legislative enactments, judicial decisions, and social trends. Evaluating the impact of these factors on the estimate of reserves also required specialized actuarial skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. With the involvement of actuarial professionals, when appropriate, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s internal reserve review and determination of the Company’s best estimate of recorded reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s actuarial methods by comparing them to methods consistent with actuarial standards of practice
•developing an independent estimate of reserves for certain lines of business using methods consistent with actuarial standards of practice
•for certain other lines of business, assessing the Company's internal reserve review by evaluating the assumptions and actuarial methods used
•developing a consolidated range of reserves and comparing it to the Company's recorded reserves assessing movement of the Company’s recorded reserves within the consolidated range of reserves.

/s/ KPMG LLP
We have served as the Company's auditor since 1964.
New York, New York
February 11, 2022

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2021	2020
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $29,460 – 2021; $18,001 – 2020)	$28,850	16,846
Less allowance for credit losses	(65)	(22)
Fixed income securities, held-to-maturity, net of allowance for credit losses	28,785	16,824
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $9,724 – 2021; $3,969 – 2020; amortized cost: $6,490,753 – 2021; $6,073,517 – 2020)	6,709,976	6,455,928
Commercial mortgage loans – at carrying value (fair value: $97,598 – 2021; $47,289 – 2020)	95,795	46,306
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	95,795	46,306
Equity securities – at fair value (cost: $308,840 – 2021; $301,551 – 2020)	335,537	310,367
Short-term investments	447,863	409,852
Other investments	409,032	266,322
Total investments (Notes 5 and 7)	8,026,988	7,505,599
Cash	455	394
Restricted cash	44,608	14,837
Accrued investment income	48,247	45,004
Premiums receivable	958,787	857,014
Less: allowance for credit losses (Note 8)	(13,600)	(21,000)
Premiums receivable, net of allowance for credit losses	945,187	836,014
Reinsurance recoverable	601,668	589,269
Less: allowance for credit losses (Note 9)	(1,600)	(1,777)
Reinsurance recoverable, net of allowance for credit losses	600,068	587,492
Prepaid reinsurance premiums (Note 9)	183,007	170,531
Current federal income tax (Note 14)	772	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $253,427 – 2021; $240,150 – 2020	82,053	77,696
Deferred policy acquisition costs (Note 2)	326,915	288,578
Goodwill (Note 12)	7,849	7,849
Other assets	195,240	153,919
Total assets	$10,461,389	9,687,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$4,580,903	4,260,355
Unearned premiums	1,803,207	1,618,271
Long-term debt (Note 11)	506,050	550,743
Current federal income tax (Note 14)	—	14,021
Deferred federal income tax (Note 14)	13,413	27,096
Accrued salaries and benefits	121,057	114,868
Other liabilities	453,874	363,670
Total liabilities	$7,478,504	6,949,024
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2021 and 2020	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,450,916 – 2021; 104,032,912 – 2020	208,902	208,066
Additional paid-in capital	464,347	438,985
Retained earnings	2,603,472	2,271,537
Accumulated other comprehensive income (Note 6)	115,099	220,186
Treasury stock – at cost (shares: 44,266,534 – 2021; 44,127,109 – 2020)	(608,935)	(599,885)
Total stockholders’ equity	2,982,885	2,738,889
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$10,461,389	9,687,913
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2021	2020	2019
Revenues:
Net premiums earned	$3,017,253	2,681,814	2,597,171
Net investment income earned	326,589	227,107	222,543
Net realized and unrealized investment gains (losses)	17,599	(4,217)	14,422
Other income	17,723	17,570	12,355
Total revenues	3,379,164	2,922,274	2,846,491

Expenses:
Loss and loss expense incurred	1,813,984	1,635,823	1,551,491
Amortization of deferred policy acquisition costs	626,469	560,271	535,973
Other insurance expenses	375,931	366,941	358,069
Interest expense	29,165	30,839	33,668
Corporate expenses	28,305	25,412	30,900
Total expenses	2,873,854	2,619,286	2,510,101

Income before federal income tax	505,310	302,988	336,390

Federal income tax expense:
Current	87,335	60,059	60,640
Deferred	14,138	(3,426)	4,127
Total federal income tax expense	101,473	56,633	64,767

Net income	$403,837	246,355	271,623

Preferred stock dividends	9,353	—	—

Net income available to common stockholders	$394,484	246,355	271,623

Earnings per common share:
Net income available to common stockholders - Basic	$6.55	4.12	4.57

Net income available to common stockholders - Diluted	$6.50	4.09	4.53

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2021	2020	2019
Net income	$403,837	246,355	271,623

Other comprehensive (loss) income ("OCI"), net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during year	(119,598)	133,104	168,021
Unrealized losses on securities with credit loss recognized in earnings	(7,159)	(6,459)	—
Amounts reclassified into net income:
Held-to-maturity securities	(9)	(19)	(46)
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale ("AFS") securities	(3,022)	4,247	530
Credit loss expense	5,418	3,984	—
Total unrealized (losses) gains on investment securities	(124,370)	134,857	168,505

Defined benefit pension and post-retirement plans:
Net actuarial gain (loss)	17,093	1,197	(10,898)
Amounts reclassified into net income:
Net actuarial loss	2,190	2,382	2,099
Total defined benefit pension and post-retirement plans	19,283	3,579	(8,799)
Other comprehensive (loss) income	(105,087)	138,436	159,706
Comprehensive income	$298,750	384,791	431,329

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2021	2020	2019
Preferred stock:
Beginning of year	$200,000	—	—
Issuance of preferred stock	—	200,000	—
End of year	200,000	200,000	—

Common stock:
Beginning of year	208,066	206,968	205,697
Dividend reinvestment plan	46	58	44
Stock purchase and compensation plans	790	1,040	1,227
End of year	208,902	208,066	206,968

Additional paid-in capital:
Beginning of year	438,985	418,521	390,315
Dividend reinvestment plan	1,707	1,645	1,510
Preferred stock issuance costs	—	(5,416)	—
Stock purchase and compensation plans	23,655	24,235	26,696
End of year	464,347	438,985	418,521

Retained earnings:
Beginning of year, as previously reported	2,271,537	2,080,529	1,858,414
Cumulative effect adjustment due to adoption of lease guidance, net of tax	—	—	342
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax	—	1,435	—
Balance at beginning of year, as adjusted	2,271,537	2,081,964	1,858,756
Net income	403,837	246,355	271,623
Dividends to preferred stockholders	(9,353)	—	—
Dividends to common stockholders	(62,549)	(56,782)	(49,850)
End of year	2,603,472	2,271,537	2,080,529

Accumulated other comprehensive income:
Beginning of year	220,186	81,750	(77,956)
Other comprehensive (loss) income	(105,087)	138,436	159,706
End of year	115,099	220,186	81,750

Treasury stock:
Beginning of year	(599,885)	(592,832)	(584,668)
Acquisition of treasury stock - share repurchase authorization	(3,404)	—	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(5,646)	(7,053)	(8,164)
End of year	(608,935)	(599,885)	(592,832)

Total stockholders’ equity	$2,982,885	2,738,889	2,194,936

Dividends declared per preferred share	$1,169.17	—	—
Dividends declared per common share	$1.03	0.94	0.83

Preferred stock, shares outstanding:
Beginning of year	8,000	—	—
Issuance of preferred stock	—	8,000	—
End of year	8,000	8,000	—

Common stock, shares outstanding:
Beginning of year	59,905,803	59,461,153	58,948,554
Dividend reinvestment plan	22,986	28,890	22,087
Stock purchase and compensation plan	395,018	519,863	613,678
Acquisition of treasury stock - share repurchase authorization	(52,781)	—	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(86,644)	(104,103)	(123,166)
End of year	60,184,382	59,905,803	59,461,153

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2021	2020	2019
Operating Activities
Net income	$403,837	246,355	271,623

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,109	59,350	55,205
Stock-based compensation expense	15,893	16,227	19,077
Undistributed gains of equity method investments	(69,873)	(12,408)	(12,773)
Distributions in excess of current year income of equity method investments	2,910	3,472	2,807
Net realized and unrealized (gains) losses	(17,599)	4,217	(14,422)
Loss on disposal of fixed assets	50	22	42

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	307,972	181,839	149,232
Increase in unearned premiums, net of prepaid reinsurance	172,460	91,278	82,253
(Increase) decrease in net federal income taxes	(542)	7,708	7,721
Increase in premiums receivable	(109,173)	(13,171)	(53,383)
Increase in deferred policy acquisition costs	(38,337)	(17,392)	(18,574)
Increase in accrued investment income	(3,243)	(158)	(3,226)
Increase (decrease) in accrued salaries and benefits	7,216	(13,264)	(3,748)
Increase in other assets	(33,379)	(27,927)	(39,337)
Increase in other liabilities	78,121	27,897	34,998
Net cash provided by operating activities	771,422	554,045	477,495

Investing Activities
Purchase of fixed income securities, held-to-maturity	(16,250)	—	—
Purchase of fixed income securities, available-for-sale	(2,165,555)	(1,723,818)	(1,856,125)
Purchase of commercial mortgage loans	(50,204)	(46,506)	—
Purchase of equity securities	(88,640)	(230,813)	(46,397)
Purchase of other investments	(85,044)	(79,598)	(64,908)
Purchase of short-term investments	(4,345,140)	(5,762,725)	(6,087,909)
Sale of fixed income securities, available-for-sale	502,911	487,087	594,743
Proceeds from commercial mortgage loans	714	201	—
Sale of short-term investments	4,306,684	5,635,463	6,129,885
Redemption and maturities of fixed income securities, held-to-maturity	4,192	3,888	16,149
Redemption and maturities of fixed income securities, available-for-sale	1,217,555	1,019,132	626,686
Sale of equity securities	99,235	1,320	137,294
Sale of other investments	5,428	5,375	17,964
Distributions from other investments	17,497	24,884	19,972
Fixed asset disposals	—	—	9
Purchase of property and equipment	(22,163)	(22,064)	(30,986)
Net cash used in investing activities	(618,780)	(688,174)	(543,623)

Financing Activities
Dividends to preferred stockholders	(9,353)	—	—
Dividends to common stockholders	(60,136)	(54,486)	(47,675)
Acquisition of treasury stock	(9,050)	(7,053)	(8,164)
Net proceeds from stock purchase and compensation plans	7,976	8,411	8,243
Preferred stock issued, net of issuance costs	(479)	195,063	—
Proceeds from borrowings	—	587,000	355,757
Repayment of borrowings	(50,000)	(587,000)	(250,000)
Repayment of finance lease obligations	(1,768)	(550)	(977)
Net cash (used in) provided by financing activities	(122,810)	141,385	57,184
Net increase (decrease) in cash and restricted cash	29,832	7,256	(8,944)
Cash and restricted cash, beginning of year	15,231	7,975	16,919
Cash and restricted cash, end of year	$45,063	15,231	7,975

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

(c) Investments

Portfolio Composition and Presentation in the Consolidated Balance Sheet
Our investment portfolio is primarily comprised of fixed income investments. We also hold commercial mortgage loans ("CMLs"), equity securities, short-term investments, and other investments. A description of our portfolio holdings, and the related presentation in our Consolidated Balance Sheet, is provided below.

Fixed Income Investments
Our fixed income investments include our fixed income securities portfolio and our CML portfolio.

Fixed Income Securities
We hold the following types of securities in our fixed income securities portfolio:
•U.S. government and government agency obligations;
•Foreign government obligations;
•Obligations of states and political subdivisions, including special revenue and general obligation bonds;
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

We have designated substantially all of the holdings in our fixed income securities as available-for-sale ("AFS"). These securities are reported at fair value in our Consolidated Balance Sheet. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss) ("AOCI").

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

Accrued interest on our fixed income securities is recorded as a component of “Accrued investment income” on our Consolidated Balance Sheet. If accrued interest is due but not paid within 90 days, we reverse the delinquent amount and record this reversal through earnings as a component of “Net investment income earned” on our Consolidated Statement of Income.

CMLs
CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through (i) direct originations under a loan syndication arrangement or (ii) a marketplace purchase. We record our investment in CMLs on the settlement date of the loan. Our CMLs are classified as held-for-investment and reported at amortized cost, net of any allowance for credit losses ("ACL"), on our Consolidated Balance Sheet. Interest is recorded using the effective yield method and accrued interest on our CMLs is recorded as a component of “Accrued investment income” on our Consolidated Balance Sheet.

Other Portfolio Holdings
Equity securities may include common and non-redeemable preferred stocks. Equity securities with readily determinable fair values are reported at fair value. Equity securities without readily determinable fair values are reported at net asset value ("NAV") as a practical expedient.

Short-term investments may include money market instruments, savings accounts, commercial paper, and fixed income securities purchased with a maturity of less than one year. We may also enter into reverse repurchase agreements that are included in short-term investments. These repurchase agreements are fully collateralized by high-quality, readily-marketable instruments that support the principal amount. At maturity, we receive principal and interest income on these agreements. Short-term investments are generally reported at fair value.

Other investments are primarily comprised of alternative investments, which are limited partnership investments in private equity, private credit, and real estate strategies. These alternative investments are accounted for using the equity method, with income typically recognized on a one-quarter lag. Because these alternative investments are recorded under the equity method of accounting, with the underlying holdings carried at fair value, the valuation and income recognized on these investments may be impacted by volatility in the financial markets. In addition to our alternative investments, our other investment portfolio includes Federal Home Loan Bank stock (“FHLB Stock”) and tax credit investments. The FHLB Stock is reported at cost. Accounting for our tax credit investments is dependent on the type of credit we have purchased, as follows:

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

Net Realized and Unrealized Investment (Losses) Gains
Net realized and unrealized investment gains (losses) on our Consolidated Statement of Income include the following:
•Realized gains and losses on the disposal of holdings in our investment portfolio, which are determined on the basis of the cost of the specific investments sold;
•Changes in unrealized gains or losses on our equity securities;
•Losses on investments for which we have the intent to sell, which are discussed further below; and
•Net credit loss expense or benefit resulting from changes in the ACL related to our investment portfolio, which is also discussed further below.

Losses on securities for which we have the intent to sell and ACL on AFS Fixed Income Securities and Short-Term Investments
We review our fixed income securities in an unrealized loss position to determine (i) if we have the intent to sell the security, or (ii) if it is more likely than not we will be required to sell the security before its anticipated recovery. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value. In writing down amortized cost, any amount previously recorded as an ACL is reversed and any incremental reduction in amortized cost is recorded directly to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income.

When fixed income securities are in an unrealized loss position and we do not record any losses on securities for which we intend to sell, we record an ACL for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on fixed income securities by performing a discounted cash flow (“DCF”). The ACL is equal to the excess of amortized cost over the greater of: (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The ACL is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet. The initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income. Any remaining unrealized loss is the non-credit amount and is recorded in AOCI. The ACL cannot exceed the unrealized loss of an AFS security and therefore it may fluctuate with changes in the fair value of the security. The ACL is written off against the amortized cost basis in the period in which it is determined uncollectible.

Our DCF analyses calculate the present value of expected future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information, as well as reasonable and forecasted macroeconomic data, to determine possible expected credit loss scenarios based on projected changes in the economy. The forecasted economic data incorporated into the models is based on the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. The discount rate used in a DCF is one of the following:
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

ACL on CMLs
We evaluate our CMLs on a quarterly basis for expected credit losses. If we hold a CML with a specific credit concern, we record an individual ACL on that loan. For all other CMLs, we record an ACL on the pool of loans based on lifetime expected credit losses. The ACL is recorded as a contra-asset reflected in the carrying value of our CMLs on the Consolidated Balance Sheet. Our initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income.

We utilize a forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios apply reasonable and forecasted macroeconomic data such as unemployment and inflation to project property-specific operating income and capitalization rates that are used to estimate the value of the future operating income stream. This information, coupled with historical data about mortgage loan performance, is used to project the probability of default, the amount of loss given a default, and the resulting lifetime expected loss.

Losses on securities for which we have the intent to sell and Credit Losses on Other Investments
If we determine that we intend to sell a holding in our investment portfolio and the expected proceeds are less than the recorded value of the investment, we will record a loss on those securities we intend to sell in earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income. Additionally, we review our alternative investment portfolio for potential credit losses through quarterly fund reports and conversations with the general partners of the alternative investments concerning the following:
•The current investment strategy;
•Changes made or future changes to be made to the investment strategy;
•Emerging issues that may affect the success of the strategy; and
•The appropriateness of the valuation methodology used regarding the underlying investments.

Our evaluation for potential credit loss on tax credits and FHLB Stock include a qualitative assessment of credit indicators, which include, but are not limited to, the following:
•An adverse development of the expected receipt of remaining tax credits and other tax benefits; and
•A significant deterioration in the financial condition or liquidity of the Federal Home Loan Bank.

If we do not intend to sell a security, and we expect a credit loss on a holding in our other investments portfolio, we record a charge to earnings as a component of “Net realized and unrealized investment gains (losses)” on our Consolidated Statement of Income.

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

We estimate an ACL on our outstanding reinsurance recoverable balance at each reporting date. Credit risk is mitigated to the extent we have obtained collateral. As part of our estimation of the ACL, we reduce the recoverable balance by the amount of the collateral. We then pool the uncollateralized balances by similar risk characteristics, including the financial strength rating of the reinsurer, and use a probability-of-default methodology to calculate the allowance. Historical default rates are sourced from AM Best Company ("AM Best") and are coupled with severity assumptions in developing a baseline scenario. We then stress this scenario by incorporating forecasts of industry catastrophe losses and economic factors sourced through third-party data providers. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of each of these scenarios occurring.

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

We recorded depreciation expense of $24.3 million, $21.5 million, and $18.7 million for 2021, 2020, and 2019, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 4.3% for 2021, 3.0% for 2020, and 3.5% for 2019.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2021, goodwill was not impaired.

(k) Reserve for Loss and Loss Expense
Reserves for loss and loss expense includes case reserves on reported claims and reserves known as incurred but not reported ("IBNR") reserves. Case reserves are estimated on each individual claim, and based on claim-specific facts and circumstances known at the time. The case reserves may be adjusted upward or downward as the specific facts and circumstances change. IBNR reserves are established at more aggregated levels and include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) previously closed claims that could be reopened in the future, and (iv) anticipated salvage and subrogation recoveries.

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

Typically, we organize our experience by accident year and age, which lends itself to the application of various loss development methods. These methods rely on historical claims reporting and payment patterns to project ultimate loss or expense for open accident years. Consideration is also given to the prior loss estimate, particularly for longer-tailed lines of business, and the current accident year. For the current accident year, this expectation comes from our detailed actuarial planning process. The initial estimate is adjusted over time as actual experience emerges.

These methods require numerous assumptions, such as the selection of loss and loss expense development factors and the weight applied to each individual projection method, among others. Therefore, no single method can be interpreted as definitive. Instead, ultimate loss and loss expenses are selected based on the various methods, considering the strengths and weaknesses of each as it applies to the specific line of business and accident year.

Certain liabilities, by their nature, do not lend themselves to loss development methods. Examples include property catastrophes (low frequency/high severity, unique events), latent claims (where losses are incurred over an extended period of time), and unallocated loss expenses (loss expenses that cannot be attributed to a specific claim). Alternate development techniques are used for these liabilities, some of which are primarily exposure-based methods. These methods include individual claims reviews, calendar year counts and averages, aggregate benchmark measures, such as paid and incurred “survival ratios,” and others. These approaches often require additional assumptions and a greater amount of professional judgment.

The result of the reserve review is a set of ultimate loss and loss expense estimates by line of business, including the current and prior accident years. The selected ultimate losses are separated into their components of claim frequency and severity, along with their associated trends, to provide additional insight. While these ultimate loss and loss expense estimates serve as the primary basis for determining the recorded IBNR reserves, other internal and external factors are considered in our overall reserve review. Internal factors include (i) changes to our underwriting and claims practices, (ii) supplemental data on claims reporting and settlement trends, (iii) exposure estimates for reported claims, (iv) potential large or complex claims, and (v) additional trends observed by claims personnel or defense counsel. External factors considered include (i) legislative and regulatory enactments, (ii) judicial trends and decisions, (iii) social trends, including the impacts of social inflation, and (iv) trends in general economic conditions, including the effects of inflation on medical costs, raw materials, and labor.

The combination of IBNR estimates and case reserve estimates on individual claims results in our total reserves for loss and loss expense. These reserves are expected to be sufficient for settling loss and loss expense obligations under our policies on unpaid claims, including changes in the (i) volume of business written, (ii) claims frequency and severity, (iii) mix of business, (iv) claims processing, and (v) other items that management expects to affect our ultimate settlement of loss and loss expense. However, our loss and loss expense reserves are estimates of future events, the outcomes of which are not yet known. As with all estimates, they carry inherent uncertainty, which may be driven by internal factors, such as changes to our claims or underwriting operations, or external factors, such as changes in legislative, judicial, economic, or social trends. Actual outcomes are further impacted by inherent randomness, such as the actual number of accidents/incidents, or the occurrence or non-occurrence of a single large event. Because of these uncertainties, it is possible that actual outcomes will differ materially from the reserves established. While this risk cannot be eliminated, we review our reserves quarterly based on the information available at that time, and make adjustments to our ultimate loss and loss expense estimates accordingly. These changes in our ultimate loss and loss expense estimates are reflected in the Consolidated Statements of Income for the period in which such estimates are changed. Changes in the liability estimate could be material to the results of operations in future periods.

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

(m) Dividends to Policyholders
We establish reserves for dividends to policyholders on certain policies, most significantly workers compensation policies. These dividends are based on the policyholders' loss experience. Dividend reserves are established based on past experience, adjusted for the effects of current developments and anticipated trends. The expense for these dividends is recognized over a period that begins at policy inception and ends with the payment of the dividend. We report these dividends within "Other insurance expenses" on the Consolidated Statement of Income. We do not issue policies that entitle the policyholder to participate in the statutory earnings or surplus of our Insurance Subsidiaries.

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

(p) Pension
Our pension obligations and related costs are calculated using actuarial methods, within the framework of GAAP. Our pension benefit obligation is determined as the actuarial present value of the vested benefits to which employees are currently entitled, based on the average life expectancy of the employees. Our funding policy provides that payments to our pension trust shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts that the Board of Directors (the "Board") of Selective Insurance Company of America (“SICA”) may approve from time to time.

Two key assumptions, the benefit obligation discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these key assumptions annually unless facts indicate that a more frequent review is required. The discount rate enables us to state expected future cash flows at their present value on the measurement date. The purpose of the discount rate is to determine the interest rates inherent in the price at which pension benefits could be effectively settled. Our discount rate selection is based on high-quality, long-term corporate bonds. To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Other assumptions involve demographic factors such as retirement age and mortality. A portion of our plan assets is allocated to a liability hedging strategy through which we have an expectation that our plan assets will move in tandem with a portion of the plan liabilities, helping to mitigate funding ratio volatility.

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

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2021, 2020, and 2019 is as follows:

($ in thousands)	2021	2020	2019
Cash paid during the period for:
Interest	$28,930	30,464	25,089
Federal income tax	100,000	47,000	55,825

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,935	9,498	8,138
Operating cash flows from financing leases	35	15	16
Financing cash flows from finance leases	1,768	550	977

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	56,365	55,446	61,369
Corporate actions related to fixed income securities, held-to-maturity ("HTM")[1]	—	2,589	—
Corporate actions related to equity securities[1]	30,666	10,890	14,250
Conversion of AFS fixed income securities to equity securities	15,139	—	—
Assets acquired under finance lease arrangements	6,709	324	824
Assets acquired under operating lease arrangements	3,272	22,390	13,808
Non-cash purchase of property and equipment	472	590	89
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock-splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2021	December 31, 2020
Cash	$455	394
Restricted cash	44,608	14,837
Total cash and restricted cash shown in the Statements of Cash Flows	$45,063	15,231

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own Program.

Note 5. Investments
(a) Net unrealized gains on investments included in OCI by asset class were as follows for the years ended December 31, 2021, 2020, and 2019:

($ in thousands)	2021	2020	2019
AFS securities:
Fixed income securities	$228,947	386,380	215,634
Total AFS securities	228,947	386,380	215,634

HTM securities:
Fixed income securities	(4)	7	31
Total HTM securities	(4)	7	31

Short-term securities	20	6	23

Total net unrealized gains	228,963	386,393	215,688
Deferred income tax	(48,082)	(81,142)	(45,294)
Net unrealized gains, net of deferred income tax	180,881	305,251	170,394

Increase (decrease) in net unrealized gains in OCI, net of deferred income tax	$(124,370)	134,857	168,505

(b) Information regarding our AFS securities as of December 31, 2021 and December 31, 2020 were as follows:

December 31, 2021
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$127,974	—	3,629	(1,145)	130,458
Foreign government	15,420	(46)	609	(123)	15,860
Obligations of states and political subdivisions	1,121,422	(137)	68,258	(235)	1,189,308
Corporate securities	2,478,348	(6,682)	106,890	(4,953)	2,573,603
CLO and other ABS	1,343,687	(939)	14,350	(6,284)	1,350,814
RMBS	756,280	(1,909)	24,813	(2,932)	776,252
CMBS	647,622	(11)	27,752	(1,682)	673,681
Total AFS fixed income securities	$6,490,753	(9,724)	246,301	(17,354)	6,709,976

December 31, 2020
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$110,038	—	6,239	(137)	116,140
Foreign government	16,801	(1)	1,569	(3)	18,366
Obligations of states and political subdivisions	1,159,588	(4)	87,564	(11)	1,247,137
Corporate securities	2,152,203	(2,782)	180,971	(2,340)	2,328,052
CLO and other ABS	1,014,820	(592)	20,166	(7,843)	1,026,551
RMBS	999,485	(561)	53,065	(201)	1,051,788
CMBS	620,582	(29)	48,348	(1,007)	667,894
Total AFS fixed income securities	$6,073,517	$(3,969)	397,922	(11,542)	6,455,928

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the years indicated:

2021	Beginning Balance	Current Provisions for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign Government	$1	46	(1)	—	—	46
Obligations of states and political subdivisons	4	122	11	—	—	137
Corporate Securities	2,782	5,785	(992)	(723)	(170)	6,682
CLO and other ABS	592	579	(211)	(21)	—	939
RMBS	561	1,593	(63)	(182)	—	1,909
CMBS	29	10	(28)	—	—	11
Total AFS fixed income securities	$3,969	8,135	(1,284)	(926)	(170)	9,724

2020	Beginning Balance	Current Provisions for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign Government	$—	19	—	(18)	—	1
Obligations of states and political subdivisons	—	4	—	—	—	4
Corporate Securities	—	3,645	—	(781)	(82)	2,782
CLO and other ABS	—	722	—	(113)	(17)	592
RMBS	—	623	—	(62)	—	561
CMBS	—	29	—	—	—	29
Total AFS fixed income securities	$—	5,042	—	(974)	(99)	3,969

During 2021 or 2020, we did not have any write-offs or recoveries of our AFS fixed income securities and we did not purchase any assets with credit deterioration, so these items are not included in the tables above.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. Accrued interest on AFS securities was $46.3 million as of December 31, 2021, and $43.8 million as of December 31, 2020. We did not record any material write-offs of accrued interest during 2021 or 2020.

(c) Quantitative information about unrealized losses on our AFS portfolio is provided below.

December 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,857	(746)	7,827	(399)	42,684	(1,145)
Foreign government	2,000	(84)	1,061	(39)	3,061	(123)
Obligations of states and political subdivisions	25,837	(235)	—	—	25,837	(235)
Corporate securities	300,549	(4,903)	2,520	(50)	303,069	(4,953)
CLO and other ABS	663,976	(4,934)	53,368	(1,350)	717,344	(6,284)
RMBS	236,010	(2,931)	20	(1)	236,030	(2,932)
CMBS	112,899	(1,016)	20,326	(666)	133,225	(1,682)
Total AFS fixed income securities	$1,376,128	(14,849)	85,122	(2,505)	1,461,250	(17,354)

December 31, 2020	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$11,519	(137)	—	—	11,519	(137)
Foreign government	1,122	(3)	—	—	1,122	(3)
Obligations of states and political subdivisions	2,223	(11)	—	—	2,223	(11)
Corporate securities	65,187	(2,152)	2,400	(188)	67,587	(2,340)
CLO and other ABS	261,746	(2,995)	165,661	(4,848)	427,407	(7,843)
RMBS	18,227	(194)	1,181	(7)	19,408	(201)
CMBS	55,482	(616)	16,093	(391)	71,575	(1,007)
Total AFS fixed income securities	$415,506	(6,108)	185,335	(5,434)	600,841	(11,542)

We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. The increase in gross unrealized losses during 2021 was driven by an increase in benchmark U.S. Treasury rates, partially offset by a tightening of credit spreads. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that no allowance for credit loss is required on these balances. This conclusion reflects our current judgment about the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(d) Fixed income securities at December 31, 2021, by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at December 31, 2021:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$500,579	1,384	1,401
Due after one year through five years	3,182,282	11,811	12,493
Due after five years through 10 years	2,316,389	15,590	15,566
Due after 10 years	710,726	—	—
Total fixed income securities	$6,709,976	28,785	29,460

(e) The following table summarizes our other investment portfolio by strategy:

Other Investments	December 31, 2021			December 31, 2020
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$273,070	99,734	372,804	157,276	100,905	258,181
Private credit	63,138	92,674	155,812	54,017	98,330	152,347
Real assets	23,524	22,579	46,103	19,659	16,493	36,152
Total alternative investments	359,732	214,987	574,719	230,952	215,728	446,680
Other securities	49,300	—	49,300	35,370	—	35,370
Total other investments	$409,032	214,987	624,019	266,322	215,728	482,050
1In addition to the amounts in this table, previously recognized tax credits are subject to the risk of recapture. We do not consider this significant and therefore do not include in this table.

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2021 or 2020.

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

Our alternative investment strategies may employ leverage and may use hedging to reduce foreign exchange or interest rate volatility. At this time, our alternative investment strategies do not include hedge funds. We typically cannot redeem our investments with the general partners of these investments; however, occasionally these partnership positions can be sold on the secondary market. Once liquidation is triggered by clauses within the limited partnership agreements or at the funds’ stated end date, we receive our final allocation of capital and any earned appreciation of the underlying investments, assuming we have not divested ourselves of our partnership interests prior to that time. We currently receive distributions from these alternative investments through the realization of the underlying investments of, or income generated by, the limited partnerships.

The following tables show gross summarized financial information for our other investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2021	2020
Investments	$107,347	55,145
Total assets	112,232	58,819
Total liabilities	12,371	6,744
Total partners’ capital	99,861	52,075

Income Statement Information
12 months ended September 30,
($ in millions)	2021	2020	2019
Net investment (loss) income	$653	(26)	(8)
Realized gains	6,121	1,452	695
Net change in unrealized appreciation	26,877	4,898	5,543
Net income before tax	$33,651	6,324	6,230

Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	117.7	26.5	17.9

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of December 31, 2021 or December 31, 2020.

(g) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at December 31, 2021 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2021:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	22.3	22.3
Obligations of states and political subdivisions	—	—	4.0	4.0
RMBS	62.4	40.4	—	102.8
CMBS	6.3	14.1	—	20.4
Total pledged as collateral	$68.7	54.5	26.3	149.5

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2021	2020	2019
Fixed income securities	$209,709	203,926	203,255
CMLs	2,743	844	—
Equity securities	15,920	9,286	6,996
Short-term investments	260	1,821	6,653
Other investments	118,060	26,922	18,778
Investment expenses	(20,103)	(15,692)	(13,139)
Net investment income earned	$326,589	227,107	222,543

(i) The following tables summarize net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2021	2020	2019
Gross gains on sales	$15,284	18,893	31,910
Gross losses on sales	(8,140)	(9,745)	(5,195)
Net realized gains on disposals	7,144	9,148	26,715
Net unrealized gains (losses) on equity securities	17,881	7,939	(8,649)
Net credit loss (expense) on fixed maturities, AFS	(6,858)	(5,042)
Net credit loss (expense) benefit on fixed maturities, HTM	(49)	4
Losses on securities for which we have the intent to sell	(519)	(16,266)
Net other-than-temporary-impairment ("OTTI") losses recognized in earnings			(3,644)
Net realized and unrealized gains (losses)	$17,599	(4,217)	14,422

Unrealized (losses) recognized in income on equity securities, as reflected in the table above, included the following:

($ in thousands)	2021	2020	2019
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$16,473	7,936	1,219
On securities sold in period	1,408	3	(9,868)
Total unrealized gains (losses) recognized in income on equity securities	$17,881	7,939	(8,649)

Proceeds from the sales of AFS fixed income securities were $502.9 million, $487.1 million, and $594.7 million in 2021, 2020, and 2019, respectively. Proceeds from the sales of equity securities were $99.2 million, $1.3 million, and $137.3 million in 2021, 2020, and 2019, respectively.

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2021, 2020, and 2019 were as follows:

2021
($ in thousands)	Gross	Tax	Net
Net income	$505,310	101,473	403,837
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(151,391)	(31,793)	(119,598)
Unrealized losses on securities with credit loss recognized in earnings	(9,061)	(1,902)	(7,159)
Amounts reclassified into net income:
HTM securities	(11)	(2)	(9)
Net realized gains on disposals and losses on intent-to-sell AFS securities	(3,825)	(803)	(3,022)
Credit loss expense	6,858	1,440	5,418
Total unrealized losses on investment securities	(157,430)	(33,060)	(124,370)
Defined benefit pension and post-retirement plans:
Net actuarial gain	21,636	4,543	17,093
Amounts reclassified into net income:
Net actuarial loss	2,772	582	2,190
Total defined benefit pension and post-retirement plans	24,408	5,125	19,283
Other comprehensive loss	(133,022)	(27,935)	(105,087)
Comprehensive income	$372,288	73,538	298,750

2020
($ in thousands)	Gross	Tax	Net
Net income	$302,988	56,633	246,355
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	168,487	35,383	133,104
Unrealized losses on securities with credit loss recognized in earnings	(8,176)	(1,717)	(6,459)
Amounts reclassified into net income:
HTM securities	(24)	(5)	(19)
Net realized losses on disposals and losses on intent-to-sell AFS securities	5,376	1,129	4,247
Credit loss expense	5,042	1,058	3,984
Total unrealized gains on investment securities	170,705	35,848	134,857
Defined benefit pension and post-retirement plans:
Net actuarial gain	1,515	318	1,197
Amounts reclassified into net income:
Net actuarial loss	3,015	633	2,382
Total defined benefit pension and post-retirement plans	4,530	951	3,579
Other comprehensive income	175,235	36,799	138,436
Comprehensive income	$478,223	93,432	384,791

2019
($ in thousands)	Gross	Tax	Net
Net income	$336,390	64,767	271,623
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	212,683	44,662	168,021
Amounts reclassified into net income:
HTM securities	(58)	(12)	(46)
Realized losses on disposals and OTTI of AFS securities	671	141	530
Total unrealized gains on investment securities	213,296	44,791	168,505
Defined benefit pension and post-retirement plans:
Net actuarial loss	(13,795)	(2,897)	(10,898)
Amounts reclassified into net income:
Net actuarial loss	2,657	558	2,099
Total defined benefit pension and post-retirement plans	(11,138)	(2,339)	(8,799)
Other comprehensive income	202,158	42,452	159,706
Comprehensive income	$538,548	107,219	431,329

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2021 and 2020 were as follows:

	Net Unrealized Gains (Losses) on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2019	$(71)	25	170,439	170,393	(88,643)	81,750
OCI before reclassifications	(6,459)	—	133,104	126,645	1,197	127,842
Amounts reclassified from AOCI	3,984	(19)	4,247	8,212	2,382	10,594
Net current period OCI	(2,475)	(19)	137,351	134,857	3,579	138,436
Balance, December 31, 2020	(2,546)	6	307,790	305,250	(85,064)	220,186
OCI before reclassifications	(7,159)	—	(119,598)	(126,757)	17,093	(109,664)
Amounts reclassified from AOCI	5,418	(9)	(3,022)	2,387	2,190	4,577
Net current period OCI	(1,741)	(9)	(122,620)	(124,370)	19,283	(105,087)
Balance, December 31, 2021	$(4,287)	(3)	185,170	180,880	(65,781)	115,099
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Affected Line Item in the Consolidated Statements of Income
HTM related
Unrealized gains on HTM disposals	$(14)	(16)	Net realized and unrealized investment gains (losses)
Amortization of net unrealized gains on HTM securities	3	(8)	Net investment income earned
	(11)	(24)	Income before federal income tax
	2	5	Total federal income tax expense
	(9)	(19)	Net income
Net realized (gains) losses on disposals and losses on intent-to-sell AFS securities
Net realized (gains) losses on disposals and losses on intent-to-sell AFS securities	(3,825)	5,376	Net realized and unrealized investment gains (losses)
	(3,825)	5,376	Income before federal income tax
	803	(1,129)	Total federal income tax expense
	(3,022)	4,247	Net income
Credit loss related
Credit loss expense	6,858	5,042	Net realized and unrealized investment gains (losses)
	6,858	5,042	Income before federal income tax
	(1,440)	(1,058)	Total federal income tax expense
	5,418	3,984	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	638	647	Loss and loss expense incurred
	2,134	2,368	Other insurance expenses
Total defined benefit pension and post-retirement life	2,772	3,015	Income before federal income tax
	(582)	(633)	Total federal income tax expense
	2,190	2,382	Net income

Total reclassifications for the period	$4,577	10,594	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,917	63,719	49,914	66,148
6.70% Senior Notes	99,520	127,574	99,499	127,886
5.375% Senior Notes	294,330	395,652	294,241	383,669
1.61% Borrowings from FHLBNY	—	—	25,000	25,182
1.56% Borrowings from FHLBNY	—	—	25,000	25,198
3.03% Borrowings from FHLBI	60,000	64,126	60,000	67,513
Subtotal long-term debt	503,767	651,071	553,654	695,596
Unamortized debt issuance costs	(3,167)		(3,419)
Finance lease obligations	5,450		508
Total long-term debt	$506,050		$550,743

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2021 and 2020:

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$130,458	60,615	69,843	—
Foreign government	15,860	—	15,860	—
Obligations of states and political subdivisions	1,189,308	—	1,181,563	7,745
Corporate securities	2,573,603	—	2,459,476	114,127
CLO and other ABS	1,350,814	—	1,225,905	124,909
RMBS	776,252	—	776,007	245
CMBS	673,681	—	669,425	4,256
Total AFS fixed income securities	6,709,976	60,615	6,398,079	251,282
Equity securities:
Common stock[1]	333,449	249,846	—	—
Preferred stock	2,088	2,088	—	—
Total equity securities	335,537	251,934	—	—
Short-term investments	447,863	442,723	5,140	—
Total assets measured at fair value	$7,493,376	755,272	6,403,219	251,282

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$116,140	40,960	75,180	—
Foreign government	18,366	—	18,366	—
Obligations of states and political subdivisions	1,247,137	—	1,244,243	2,894
Corporate securities	2,328,052	—	2,257,352	70,700
CLO and other ABS	1,026,551	—	970,176	56,375
RMBS	1,051,788	—	1,051,788	—
CMBS	667,894	—	667,894	—
Total AFS fixed income securities	6,455,928	40,960	6,284,999	129,969
Equity securities:
Common stock[1]	308,632	261,846	—	—
Preferred stock	1,735	1,735	—	—
Total equity securities	310,367	263,581	—	—
Short-term investments	409,852	405,400	4,452	—
Total assets measured at fair value	$7,176,147	709,941	6,289,451	129,969
1Investments amounting to $83.6 million and $46.8 million at December 31, 2021 and December 31, 2020, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the years indicated:

2021
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2020	2,894	70,700	56,375	—	—	129,969
Total net (losses) gains for the period included in:
OCI	(239)	1,636	(520)	—	(196)	681
Net realized and unrealized (losses) gains	(11)	(50)	(214)	—	5	(270)
Net investment income earned	—	27	16	—	19	62
Purchases	—	64,813	76,731	249	98	141,891
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(544)	(5,161)	(4)	(52)	(5,761)
Transfers into Level 3	5,101	981	11,344	—	4,382	21,808
Transfers out of Level 3	—	(23,436)	(13,662)	—	—	(37,098)
Fair value, December 31, 2021	$7,745	114,127	$124,909	245	4,256	251,282

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	(11)	(50)	(214)	—	5	(270)
Change in unrealized (losses) gains for the period included in OCI for assets held at period end	(239)	1,636	(520)	—	(196)	681

2020
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2019	$—	17,051	17,034	34,085
Total net (losses) gains for the period included in:
OCI	4	(785)	1,883	1,102
Net realized and unrealized gains (losses)	—	(1,046)	(237)	(1,283)
Net investment income earned	—	21	6	27
Purchases	—	46,150	25,785	71,935
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(283)	(2,638)	(2,921)
Transfers into Level 3	2,890	9,592	31,520	44,002
Transfers out of Level 3	—	—	(16,978)	(16,978)
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	—	(1,046)	(237)	(1,283)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	4	(785)	1,883	1,102

The following tables present quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets at December 31, 2021 and 2020:

December 31, 2021
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Internal valuations:
Corporate securities	$54,135	Discounted Cash Flow	Illiquidity Spread	0.3% - 3.0% (1.2)%
CLO and other ABS	34,903	Discounted Cash Flow	Illiquidity Spread	0.7%- 8.0% (2.1)%
Total internal valuations	89,038
Other[1]	162,244
Total Level 3 securities	$251,282

December 31, 2020
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Internal valuations:
Corporate securities	$15,907	Discounted Cash Flow	Illiquidity Spread	1.8% - 1.8% (1.8)%
CLO and other ABS	27,005	Discounted Cash Flow	Illiquidity Spread	1.2% - 3.1% (1.8)%
Total internal valuations	42,912
Other[1]	87,057
Total Level 3 securities	$129,969
1Other is comprised of broker quotes or other third-party pricing for which there is a lack of transparency as to the inputs used to develop the valuations. The quantitative details of these unobservable inputs is neither provided to us, nor reasonably available to us, and therefore are not included in the tables above.

For the securities in the tables above valued using a discounted cash flow analysis, we apply an illiquidity spread in our determination of fair value. An increase in this assumption would result in a lower fair value measurement.

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at December 31, 2021 and 2020:

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,576	—	3,576	—
Corporate securities	25,884	—	25,884	—
Total HTM fixed income securities	$29,460	—	29,460	—

CMLs	$97,598	—	—	97,598

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,719	—	63,719	—
6.70% Senior Notes	127,574	—	127,574	—
5.375% Senior Notes	395,652	—	395,652	—
3.03% Borrowings from FHLBI	64,126	—	64,126	—
Total long-term debt	$651,071	—	651,071	—

December 31, 2020		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$4,795	—	4,795	—
Corporate securities	13,206	—	13,206	—
Total HTM fixed income securities	$18,001	—	18,001	—

CML	$47,289	—	—	47,289

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$66,148		66,148
6.70% Senior Notes	127,886		127,886
5.375% Senior Notes	383,669		383,669
1.61% Borrowings from FHLBNY	25,182	—	25,182	—
1.56% Borrowings from FHLBNY	25,198	—	25,198	—
3.03% Borrowings from FHLBI	67,513	—	67,513	—
Total long-term debt	$695,596	—	695,596	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of year	$21,000	6,400
Cumulative effect adjustment[1]	—	1,058
Balance at beginning of year, as adjusted	$21,000	7,458
Current period change for expected credit losses	1,291	16,751
Write-offs charged against the allowance for credit losses	(9,343)	(3,754)
Recoveries	652	545
ACL, end of year	$13,600	21,000
1Represents the impact of our adoption of ASU 2016-13, Financial Instruments - Credit Losses.
In 2020, we recognized an additional allowance for credit losses of $13.5 million, net of write-offs and recoveries. This increase was driven by heightened credit risk in 2020 related to the COVID-19 pandemic and considering (i) the billing accommodations we announced during the first quarter of 2020, and (ii) the impact of certain state regulations that provided for deferral of payments without cancellation for a period up to 90 days and increased earned but uncollected premiums. During 2021, the uncertainty around customer payment patterns in light of COVID-19 significantly declined. As a result, we realized a portion of the anticipated write-offs, and further reduced our current expected allowance on outstanding receivables, which reduced our allowance to $13.6 million at December 31, 2021.

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

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2022, our deductible, before tax, is approximately $419 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

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

The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2021 and 2020:

	December 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$38,601	$9	$38,610
A+	339,857	1,520	341,377
A	95,675	1,227	96,902
A-	3,209	145	3,354
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$477,342	$2,901	$480,243

Non-rated reinsurers
Federal and state pools	$116,378	$—	$116,378
Other than federal and state pools	4,597	450	5,047
Total non-rated reinsurers	$120,975	$450	$121,425

Total reinsurance recoverable, gross	$598,317	$3,351	$601,668
Less: ACL			(1,600)
Total reinsurance recoverable, net			$600,068

	December 31, 2020
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$37,464	$102	$37,566
A+	354,846	2,452	357,298
A	105,652	415	106,067
A-	2,139	—	2,139
B++	56	324	380
B+	—	—	—
Total rated reinsurers	$500,157	$3,293	$503,450

Non-rated reinsurers
Federal and state pools	$82,575	$—	$82,575
Other than federal and state pools	2,676	568	3,244
Total non-rated reinsurers	$85,251	$568	$85,819

Total reinsurance recoverable, gross	$585,408	$3,861	$589,269
Less: ACL			(1,777)
Total reinsurance recoverable, net			$587,492

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Balance at beginning of year	$1,777	$4,400
Cumulative effect adjustment	—	(2,903)
Balance at beginning of year, as adjusted	$1,777	$1,497
Current period change for expected credit losses	(177)	280
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
ACL, end of year	$1,600	$1,777

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2021		As of December 31, 2020
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables, net of allowance for credit losses	$600,068		$587,492
Total prepaid reinsurance premiums	183,007		170,531
Total reinsurance balance	783,075		758,023

Federal and state pools[1]:
NFIP	223,845	29%	178,532	25%
New Jersey Unsatisfied Claim Judgment Fund	49,738	6	52,053	6
Other	2,385	—	1,625	—
Total federal and state pools	275,968	35	232,210	31
Remaining reinsurance balance	$507,107	65	$525,813	69

Munich Re Group (AM Best rated "A+")	$108,381	14	$117,028	15
Hannover Ruckversicherungs AG (AM Best rated "A+")	107,110	14	115,251	15
AXIS Reinsurance Company (AM Best rated "A")	70,814	9	78,617	10
Swiss Re Group (AM Best rated "A+")	29,186	4	33,249	4
Transatlantic Reinsurance Company (AM Best rated “A+”)	26,490	3	24,374	3
All other reinsurers	166,726	21	159,071	21
Total reinsurers	508,707	65%	527,590	69%
Less: ACL	(1,600)		(1,777)
Reinsurers, net of ACL	507,107		525,813
Less: collateral[2]	(128,699)		(130,169)
Reinsurers, net of collateral	$378,408		$395,644
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

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred:

($ in thousands)	2021	2020	2019
Premiums written:
Direct	$3,656,537	3,204,512	3,084,451
Assumed	22,664	24,288	24,339
Ceded	(489,488)	(455,708)	(429,366)
Net	$3,189,713	2,773,092	2,679,424

Premiums earned:
Direct	$3,472,715	3,108,687	2,993,157
Assumed	21,550	25,010	24,399
Ceded	(477,012)	(451,883)	(420,385)
Net	$3,017,253	2,681,814	2,597,171

Loss and loss expense incurred:
Direct	$2,096,512	1,822,034	1,714,880
Assumed	13,813	17,201	22,879
Ceded	(296,341)	(203,412)	(186,268)
Net	$1,813,984	1,635,823	1,551,491

Direct premiums written ("DPW") increased 14% in 2021 compared to 2020, and increased 4% in 2020 compared to 2019. The increase in our DPW growth rate was attributable to the following items (i) overall renewal pure price increases, (ii) strong retention, and (iii) new business growth. In addition, our strong growth in DPW in 2021 benefited from exposure growth driven by strong economic activity in the U.S., which resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our DPW. This increase included three percentage points from the $75 million return audit and endorsement premium accrual that was recorded in the first quarter of 2020 and a $19.7 million premium credit to our personal and commercial automobile policyholders in the second quarter of 2020.

The return audit and endorsement premium accrual reflected lower exposure levels, which determine the premium we charge, attributable to the economic impacts of the COVID-19 pandemic and the anticipated decline in sales and payroll exposures on the general liability and workers compensation lines of business in 2020.

The increase in direct premiums earned in 2021 compared to 2020 was elevated by the items discussed above for the DPW impacts.

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP ($ in thousands)	2021	2020	2019
Ceded premiums written	$(284,311)	(274,042)	(266,925)
Ceded premiums earned	(274,384)	(271,598)	(259,119)
Ceded loss and loss expense incurred	(215,224)	(78,993)	(71,676)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2021	2020	2019
Gross reserves for loss and loss expense, at beginning of year	$4,260,355	4,067,163	3,893,868
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	554,269	547,066	537,388
Net reserves for loss and loss expense, at beginning of year	3,706,086	3,520,097	3,356,480
Incurred loss and loss expense for claims occurring in the:
Current year	1,896,837	1,708,755	1,601,780
Prior years	(82,853)	(72,932)	(50,289)
Total incurred loss and loss expense	1,813,984	1,635,823	1,551,491
Paid loss and loss expense for claims occurring in the:
Current year	676,331	642,586	579,527
Prior years	841,477	807,248	805,443
Total paid loss and loss expense	1,517,808	1,449,834	1,384,970
Net reserves for loss and loss expense, at end of year	4,002,262	3,706,086	3,523,001
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	578,641	554,269	544,162
Gross reserves for loss and loss expense at end of year	$4,580,903	4,260,355	4,067,163
12020 includes an adjustment of $2.9 million related to our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Our net loss and loss expense reserves increased by $296.2 million in 2021, $183.1 million in 2020, and $166.5 million in 2019. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $87.0 million for 2021, $80.9 million for 2020, and $76.7 million for 2019. The increase in net loss and loss expense reserves in 2021 was primarily driven by increases in exposure due to premium growth.

This increase in our net loss and loss expense reserves was partially offset by favorable prior year loss reserve development. In 2021, we experienced overall net favorable prior year loss reserve development of $82.9 million, compared to $72.9 million in 2020 and $50.3 million in 2019.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2021	2020	2019
General Liability	$(29.0)	(35.0)	(5.0)
Commercial Automobile	13.3	7.1	0.7
Workers Compensation	(58.0)	(60.0)	(68.0)
Businessowners' Policies	(0.4)	3.9	1.9
Commercial Property	(2.6)	9.2	5.1
Homeowners	1.8	7.7	7.5
Personal Automobile	(0.2)	(1.8)	4.4
E&S Casualty Lines	(7.0)	—	2.0
E&S Property Lines	(0.8)	(4.0)	1.0
Other	—	—	0.1
Total	$(82.9)	(72.9)	(50.3)

The Insurance Subsidiaries had $82.9 million of favorable prior accident year reserve development during 2021, which included $81.0 million of net favorable casualty reserve development and $1.9 million of favorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Workers compensation was impacted by continued favorable medical trends in accident years 2019 and prior, and general liability development was attributable to lower loss severities in accident years 2018 and prior. In addition, our E&S casualty lines experienced favorable reserve development of $7.0 million in 2021. Partially offsetting this net favorable reserve development was $15.0 million of unfavorable casualty reserve development in the commercial auto line of business ($13.3 million net of property reserve development), driven by unfavorable reserve development on loss severities in accident years 2016 through 2019.

The Insurance Subsidiaries had $72.9 million of favorable prior accident year reserve development during 2020, which included $85.0 million of net favorable casualty reserve development and $12.1 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Workers compensation was impacted by continued favorable medical trends in accident years 2018 and prior, and general liability development was attributable to lower loss severities in accident years 2017 and prior. Partially offsetting this net favorable reserve development was $10.0 million of unfavorable casualty reserve development in the commercial auto line of business ($7.1 million net of property reserve development), driven by unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

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

(b) We have exposure to abuse or molestation claims within our general liability line of business, primarily through insurance policies that we issue to schools, religious institutions, daycares, and other social services. We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is slow and highly unpredictable. There are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us, including predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

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

The following table details our loss and loss expense reserves for various asbestos and environmental claims showing gross and net of reinsurance:

	2021
($ in millions)	Gross	Net
Asbestos	$6.1	4.9
Landfill sites	12.1	7.6
Underground storage tanks	9.6	8.6
Total	$27.8	21.1

Historically, our asbestos and environmental claims have been significantly lower in volume than many other Standard Commercial Lines carriers since, prior to the introduction of the absolute pollution exclusion endorsement in the mid-1980’s, we primarily wrote Standard Personal Lines, and therefore, our exposure to asbestos and environmental claims has been limited.

The following table provides a roll forward of asbestos and environmental incurred loss and loss expense and related reserves thereon showing gross and net of reinsurance:

	2021		2020		2019
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$6,254	5,023	6,288	5,057	7,328	6,097
Incurred loss and loss expense	51	51	320	320	(375)	(375)
Less: loss and loss expense paid	(190)	(190)	(354)	(354)	(665)	(665)
Reserves for loss and loss expense at the end of year	$6,115	4,884	6,254	5,023	6,288	5,057

Environmental
Reserves for loss and loss expense at beginning of year	$22,276	16,398	22,413	16,532	22,692	16,686
Incurred loss and loss expense	(613)	(14)	(447)	(474)	723	609
Less: loss and loss expense paid	(5)	(193)	310	340	(1,002)	(763)
Reserves for loss and loss expense at the end of year	$21,658	16,191	22,276	16,398	22,413	16,532

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$28,530	21,421	28,701	21,589	30,020	22,783
Incurred loss and loss expense	(562)	37	(127)	(154)	348	234
Less: loss and loss expense paid	(195)	(383)	(44)	(14)	(1,667)	(1,428)
Reserves for loss and loss expense at the end of year	$27,773	21,075	28,530	21,421	28,701	21,589

(d) The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the associated IBNR liabilities. During the experience period we implemented a series of underwriting and claims-related initiatives, including claims management changes. These initiatives focused on general underwriting and claims improvements occurring naturally through our portfolio and may impact some relationships in the tables below. As a result, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$1,065,437	1,071,290	1,020,655	998,028	973,089	973,644	973,411	968,536	962,091	962,678	36,108	104,515
2013		1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	987,763	984,858	973,739	957,958	40,736	91,756
2014			1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	1,100,208	1,089,529	1,094,367	48,550	95,610
2015				1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	1,108,860	1,103,592	56,165	94,874
2016					1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	1,171,273	90,598	95,559
2017						1,270,110	1,313,372	1,313,585	1,288,526	1,268,941	122,313	99,424
2018							1,413,800	1,461,603	1,457,415	1,441,303	222,464	106,569
2019								1,483,945	1,523,041	1,526,566	383,970	103,271
2020									1,591,972	1,587,607	562,065	93,515
2021										1,784,661	932,590	89,801
									Total	12,898,946

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$378,067	555,819	651,544	743,742	810,135	856,195	879,372	898,269	905,816	913,478
2013		335,956	518,872	644,475	748,758	833,823	872,331	891,841	904,825	911,657
2014			405,898	614,075	736,154	855,959	936,425	981,868	1,002,157	1,020,961
2015				376,641	581,203	725,385	845,868	929,222	967,857	1,000,509
2016					387,272	617,958	764,331	892,390	983,852	1,025,264
2017						433,440	678,453	829,134	954,792	1,050,258
2018							511,271	779,466	942,893	1,083,556
2019								510,091	781,462	949,996
2020									572,302	831,976
2021										609,889
									Total	9,397,544
					All outstanding liabilities before 2012, net of reinsurance					372,496
				Liabilities for loss and loss expenses, net of reinsurance						3,873,898

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$238,979	245,561	215,083	194,144	175,305	175,268	180,659	182,085	178,285	179,197	12,796	10,052
2013		250,609	251,421	239,776	225,709	210,785	203,831	202,697	195,697	192,782	15,661	10,433
2014			244,312	249,946	257,132	239,333	234,082	237,125	229,679	230,247	21,413	10,677
2015				254,720	245,710	246,990	233,249	219,204	214,176	211,768	25,873	10,532
2016					277,214	272,048	277,986	263,245	252,733	246,643	41,647	10,763
2017						293,747	293,128	301,384	289,883	278,607	67,475	11,219
2018							317,934	336,326	345,224	332,013	126,438	11,641
2019								347,150	356,363	358,301	196,836	11,264
2020									361,554	360,302	252,458	9,076
2021										422,748	356,223	8,260
									Total	2,812,608

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$13,030	35,241	56,580	89,008	109,448	130,866	144,451	156,186	158,397	162,516
2013		12,789	35,113	72,127	104,587	139,114	153,628	163,764	169,847	172,983
2014			14,901	46,825	79,972	121,969	154,957	179,192	187,352	198,772
2015				14,665	39,978	78,668	116,804	144,216	157,071	173,697
2016					15,684	46,549	89,431	133,757	164,136	181,770
2017						17,366	49,470	92,355	131,980	167,002
2018							19,531	60,784	108,421	155,538
2019								18,097	58,284	100,206
2020									21,858	58,699
2021										28,069
									Total	1,399,252
					All outstanding liabilities before 2012, net of reinsurance					102,433
				Liabilities for loss and loss expenses, net of reinsurance						1,515,789

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$203,864	208,036	199,360	195,197	188,596	187,359	183,314	178,774	177,658	177,706	20,697	11,628
2013		199,794	194,318	187,658	173,160	166,662	162,787	159,767	157,645	153,436	20,638	11,384
2014			199,346	187,065	182,579	172,515	164,420	160,646	159,604	161,021	21,285	10,495
2015				193,729	194,639	183,604	179,642	176,242	172,572	170,577	20,748	10,554
2016					196,774	184,946	176,248	166,009	156,540	155,210	24,850	10,585
2017						195,202	184,306	175,853	162,672	154,159	25,096	10,809
2018							193,894	193,818	181,151	173,428	34,218	11,129
2019								188,625	188,596	174,912	44,549	10,307
2020									168,643	168,594	61,878	7,495
2021										185,198	111,451	8,089
									Total	1,674,241

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$40,911	86,909	108,211	122,755	132,052	139,477	143,281	146,739	148,750	151,273
2013		36,829	74,568	96,376	109,739	118,669	124,130	126,822	129,224	130,467
2014			35,924	78,944	100,876	113,626	119,392	124,077	127,858	130,726
2015				33,857	77,320	98,195	112,601	120,097	124,046	129,019
2016					34,525	78,531	98,037	109,166	115,159	119,800
2017						40,375	82,216	100,645	110,645	116,426
2018							41,122	84,780	105,903	119,904
2019								37,826	77,878	100,812
2020									29,559	68,277
2021										32,918
									Total	1,099,622
					All outstanding liabilities before 2012, net of reinsurance					241,987
				Liabilities for loss and loss expenses, net of reinsurance						816,606

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$179,551	191,947	183,527	184,289	184,367	186,128	184,633	185,357	184,477	184,411	467	24,431
2013		188,289	205,282	209,197	207,994	210,410	207,975	209,602	208,040	207,554	595	26,053
2014			200,534	212,725	216,824	219,925	218,172	217,334	216,461	214,992	875	28,079
2015				220,994	240,958	253,074	259,495	260,565	261,386	262,054	1,826	29,837
2016					255,187	274,367	285,302	285,304	290,359	291,674	3,226	31,754
2017						301,274	329,389	324,291	322,197	326,461	10,110	33,066
2018							347,908	352,487	345,547	350,310	23,671	35,714
2019								385,212	398,346	404,854	63,122	36,079
2020									381,654	381,163	121,558	30,095
2021										483,831	232,070	34,461
									Total	3,107,304

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$73,316	105,371	127,235	148,669	168,114	176,656	179,501	181,353	183,098	183,365
2013		76,469	109,893	140,015	169,850	189,626	200,750	202,622	205,064	206,162
2014			80,810	117,169	148,884	180,701	202,821	209,655	212,481	213,689
2015				91,347	132,260	175,866	211,515	238,142	249,905	255,600
2016					106,022	155,720	200,701	233,939	264,858	277,242
2017						117,287	178,823	220,422	262,349	296,600
2018							134,867	193,788	243,713	291,725
2019								149,538	221,590	283,410
2020									139,016	198,034
2021										187,200
									Total	2,393,027
					All outstanding liabilities before 2012, net of reinsurance					3,427
				Liabilities for loss and loss expenses, net of reinsurance						717,704

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$54,342	48,029	46,303	44,172	44,077	43,747	43,418	43,717	43,444	43,534	198	5,545
2013		49,617	42,618	41,005	40,624	41,369	39,709	39,699	39,358	38,930	120	3,483
2014			55,962	60,949	62,548	59,806	58,517	58,093	57,302	57,483	746	4,067
2015				52,871	53,768	57,245	55,925	54,454	52,325	52,200	801	3,967
2016					52,335	53,792	54,993	53,835	53,367	53,147	1,010	3,851
2017						46,624	48,698	51,524	48,067	43,606	2,642	3,892
2018							55,024	57,202	62,427	60,393	7,655	4,256
2019								53,531	59,466	64,667	11,556	3,616
2020									71,836	73,680	11,225	5,364
2021										66,312	21,947	3,078
									Total	553,952

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$22,199	31,833	35,089	37,215	38,766	40,627	41,326	41,356	42,075	42,061
2013		17,412	26,592	30,845	34,760	37,993	38,464	39,085	39,212	39,440
2014			28,914	40,584	44,911	49,460	52,940	55,458	55,708	55,729
2015				24,189	36,014	42,710	46,571	49,073	49,839	50,005
2016					24,655	36,848	39,973	45,308	48,786	50,536
2017						21,865	31,337	36,950	40,359	39,940
2018							29,995	39,791	44,316	48,144
2019								27,718	41,587	46,113
2020									43,376	57,210
2021										34,412
									Total	463,590
					All outstanding liabilities before 2012, net of reinsurance					9,139
				Liabilities for loss and loss expenses, net of reinsurance						99,501

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$118,464	114,224	115,375	116,658	117,102	117,170	117,225	117,220	117,200	117,277	4	8,519
2013		88,101	90,639	90,103	90,005	90,436	90,278	90,218	90,486	90,461	3	5,715
2014			141,192	136,249	136,820	138,751	138,155	136,212	136,237	136,151	10	6,517
2015				110,270	109,513	111,750	111,566	112,496	112,582	112,937	12	6,407
2016					121,927	126,185	125,937	124,487	123,567	123,005	23	6,743
2017						138,773	149,106	149,044	153,664	154,119	54	6,904
2018							183,177	190,834	192,558	194,016	98	8,289
2019								173,826	177,075	179,574	530	7,300
2020									232,060	225,278	4,314	10,116
2021										246,319	36,186	7,153
									Total	1,579,137

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$81,528	108,834	111,503	114,699	116,291	116,625	116,671	116,674	116,673	116,755
2013		60,244	87,874	90,446	90,350	90,840	90,696	90,646	90,917	90,891
2014			101,131	132,909	136,634	137,883	137,418	136,008	135,928	136,141
2015				79,048	106,182	109,829	110,994	110,969	112,117	112,410
2016					83,966	118,789	122,930	123,828	123,601	122,909
2017						99,047	142,338	148,589	152,018	153,750
2018							135,416	184,813	192,698	193,487
2019								130,891	172,768	177,825
2020									164,613	215,107
2021										161,757
									Total	1,481,032
					All outstanding liabilities before 2012, net of reinsurance					99
				Liabilities for loss and loss expenses, net of reinsurance						98,204

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$113,771	114,921	109,832	109,324	110,294	110,300	109,795	109,701	109,634	109,546	5	22,333
2013		108,417	109,620	106,225	106,703	107,759	107,680	107,916	107,803	107,754	72	22,376
2014			102,250	109,325	106,757	107,452	106,821	107,104	107,106	107,566	79	22,509
2015				96,387	99,698	100,214	99,570	98,718	98,588	98,596	109	20,865
2016					92,727	98,032	100,202	101,140	99,544	99,858	357	19,826
2017						101,880	105,139	103,653	103,260	103,557	447	20,744
2018							111,594	113,569	112,030	112,418	2,100	22,682
2019								114,043	115,688	115,993	5,649	22,845
2020									95,625	94,532	17,790	17,501
2021										108,244	28,461	18,931
									Total	1,058,064

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$63,704	82,729	94,842	102,977	107,890	109,355	109,447	109,482	109,554	109,539
2013		61,384	80,861	92,637	100,528	105,131	106,679	106,876	107,419	107,423
2014			62,519	83,739	92,589	99,173	104,055	105,709	106,478	107,108
2015				58,725	76,470	87,163	92,102	95,997	97,275	97,761
2016					57,961	76,823	86,752	94,372	98,080	98,977
2017						62,854	82,730	91,479	97,628	100,521
2018							69,721	89,628	99,982	107,026
2019								69,699	92,162	102,930
2020									53,407	68,691
2021										65,325
									Total	965,301
					All outstanding liabilities before 2012, net of reinsurance					5,713
				Liabilities for loss and loss expenses, net of reinsurance						98,476

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$87,260	82,744	86,560	86,667	86,271	86,330	86,483	86,567	86,519	86,533	35	16,944
2013		73,670	72,528	71,494	72,145	71,714	72,148	72,318	71,948	71,955	38	7,750
2014			80,111	82,461	83,637	83,844	83,539	83,824	83,525	83,830	32	8,775
2015				76,637	76,400	76,559	74,723	74,978	74,673	74,682	478	7,750
2016					60,105	60,931	62,391	61,723	61,735	60,855	465	6,895
2017						59,167	67,978	70,365	70,064	68,938	570	7,386
2018							62,961	68,526	69,832	68,931	1,289	7,607
2019								64,306	72,772	73,816	3,027	7,001
2020									109,033	112,523	4,829	9,791
2021										82,425	15,963	6,298
									Total	784,488

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$69,056	79,584	82,720	84,250	85,196	85,562	85,642	85,897	85,899	85,918
2013		50,664	65,528	67,838	69,775	71,776	72,197	72,433	72,446	72,447
2014			61,561	76,007	79,751	81,664	82,583	82,836	82,831	83,321
2015				52,589	70,078	72,202	72,927	74,079	74,052	74,096
2016					42,252	57,333	59,546	60,082	61,187	60,449
2017						45,466	63,290	67,193	67,767	68,078
2018							49,430	64,137	65,348	66,634
2019								49,680	67,631	69,911
2020									83,838	105,690
2021										59,054
									Total	745,598
					All outstanding liabilities before 2012, net of reinsurance					5,438
				Liabilities for loss and loss expenses, net of reinsurance						44,328

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2021
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$42,367	$42,621	43,175	46,149	46,165	45,988	46,444	44,622	44,348	44,083	1,911	2,064
2013		55,468	60,309	67,099	69,112	67,647	68,972	68,451	68,029	60,349	3,637	2,310
2014			55,316	63,505	69,929	71,719	71,206	71,153	70,846	74,270	4,115	2,131
2015				75,498	76,432	82,404	90,488	90,355	90,126	87,662	6,293	2,875
2016					94,451	96,416	104,655	105,120	104,730	102,476	19,208	2,968
2017						91,438	95,783	99,866	99,395	99,960	16,217	2,797
2018							98,324	103,004	103,184	104,983	25,673	2,762
2019								117,087	118,298	117,736	56,323	2,553
2020									103,872	103,137	71,650	1,595
2021										128,099	111,132	1,223
									Total	922,755

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$3,722	$7,914	16,430	25,064	32,343	36,278	38,298	39,832	40,615	41,299
2013		2,715	9,470	21,980	35,200	46,108	51,142	54,974	55,988	57,152
2014			2,353	12,234	25,571	43,877	53,780	60,092	64,698	66,661
2015				3,036	13,057	29,389	50,712	64,529	71,421	75,844
2016					3,720	16,195	33,950	56,581	69,448	75,004
2017						5,057	14,672	34,179	53,238	68,266
2018							5,509	21,337	39,174	57,962
2019								4,422	17,812	35,844
2020									3,695	13,064
2021										4,326
									Total	495,422
					All outstanding liabilities before 2012, net of reinsurance					2,843
					Liabilities for loss and loss expenses, net of reinsurance					430,176

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2021
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,515,789
Workers compensation	816,606
Commercial automobile	717,704
Businessowners' policies	99,501
Commercial property	98,204
Other Standard Commercial Lines	22,866
Total Standard Commercial Lines net outstanding liabilities	3,270,670

Standard Personal Lines
Personal automobile	98,476
Homeowners	44,328
Other Standard Personal Lines	12,261
Total Standard Personal Lines net outstanding liabilities	155,065

E&S Lines
Casualty lines	430,176
Property lines	17,987
Total E&S Lines net outstanding liabilities	448,163

Total liabilities for unpaid loss and loss expenses, net of reinsurance	3,873,898

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	213,253
Workers compensation	196,670
Commercial automobile	15,480
Businessowners' policies	6,828
Commercial property	22,277
Other Standard Commercial Lines	2,136
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	456,644

Standard Personal Lines
Personal automobile	40,941
Homeowners	2,392
Other Standard Personal Lines	64,975
Total Standard Personal Lines reinsurance recoverable on unpaid loss	108,308

E&S Lines
Casualty lines	11,672
Property lines	2,017
Total E&S Lines reinsurance recoverable on unpaid loss	13,689

Total reinsurance recoverable on unpaid loss	578,641

Unallocated loss expenses	128,364

Total gross liability for unpaid loss and loss expenses	$4,580,903

(f) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.4% of its ultimate losses in the first year, 11.9% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2021:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.4%	11.9	15.6	17.6	14.4	9.8	6.6	5.0	1.9	1.6
Workers compensation	21.8	25.9	13.6	8.4	4.5	2.9	2.3	3.1	1.7	0.8
Commercial automobile	37.2	16.7	14.7	13.0	10.0	4.5	1.7	1.0	0.5	0.1
Businessowners’ policies	49.2	20.8	8.0	8.7	5.9	3.1	1.2	0.1	0.1	0.1
Commercial property	69.4	25.8	3.1	1.0	0.4	—	—	—	—	—
Personal automobile	59.0	18.1	10.3	6.4	3.7	1.4	0.3	0.4	0.1	0.1
Homeowners	71.5	21.0	3.4	1.8	1.6	0.1	0.2	0.2	0.2	—
E&S Lines - casualty	3.8	11.2	16.7	19.0	14.8	7.9	5.7	3.5	3.0	2.0

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2021 and 2020:

Outstanding Debt					2021		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2021	December 31, 2020
($ in thousands)
Description
Long term
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	$2,733	5,670	291,597	291,307
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) FHLBNY	8/15/2016	8/16/2021	1.56%	25,000	—	—	—	25,000
(3) FHLBNY	7/21/2016	7/21/2021	1.61%	25,000	—	—	—	25,000
(4) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	287	480	99,233	99,180
(5) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	147	83	49,770	49,748

Finance lease obligations							5,450	508
Total long-term debt					$3,167	6,233	506,050	550,743

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2021		December 31, 2021
Consolidated net worth[1]	Not less than	$1.8 billion	$2.9 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	15.0%
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

(2) In the first quarter of 2009, SICSC and SICSE, which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.7 million at December 31, 2021 and December 31, 2020. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In the fourth quarter of 2015, SICA and Selective Insurance Company of New York ("SICNY") joined, and invested in, the FHLBNY, which provides them with access to additional liquidity. The aggregate investment for both subsidiaries was $0.8 million at December 31, 2021 and $3.1 million at December 31, 2020. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBNY common stock purchased with additional collateral, at comparatively low borrowing rates. In 2016, SICA borrowed the following amounts from the FHLBNY: (i) $25 million in August 2016 at an interest rate of 1.56%, which was repaid on August 16, 2021; and (ii) $25 million in July 2016 at an interest rate of 1.61%, which was repaid on July 21, 2021.

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

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Eastern region of the country. In 2021, approximately 18% of NPW were related to insurance policies written in New Jersey. We also had a goodwill balance of $7.8 million at both December 31, 2021 and 2020 on our Consolidated Balance Sheet that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2021	2020	2019
Standard Commercial Lines:
Net premiums earned:
Commercial property	$436,412	388,120	353,834
Workers compensation	306,428	278,062	311,370
General liability	807,158	694,019	669,895
Commercial automobile	724,398	615,181	554,256
Businessowners’ policies	110,622	110,210	105,252
Bonds	35,762	36,742	35,726
Other	23,105	20,850	19,281
Miscellaneous income	16,056	15,512	10,889
Total Standard Commercial Lines revenue	2,459,941	2,158,696	2,060,503
Standard Personal Lines:
Net premiums earned:
Personal automobile	163,007	165,020	172,606
Homeowners	122,526	125,405	127,543
Other	8,026	8,715	7,590
Miscellaneous income	1,667	2,058	1,466
Total Standard Personal Lines revenue	295,226	301,198	309,205
E&S Lines:
Net premiums earned:
Casualty lines	197,779	174,408	182,864
Property lines	82,030	65,082	56,954
Total E&S Lines revenue	279,809	239,490	239,818
Investments:
Net investment income	326,589	227,107	222,543
Net realized and unrealized investment gains (losses)	17,599	(4,217)	14,422
Total Investments revenues	344,188	222,890	236,965
Total revenues	$3,379,164	2,922,274	2,846,491

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2021	2020	2019
Standard Commercial Lines:
Underwriting income, before federal income tax	$198,596	151,731	145,990
Underwriting income, after federal income tax	156,891	119,867	115,332
Combined ratio	91.9%	92.9%	92.9%
ROE contribution	5.9%	5.1	5.8

Standard Personal Lines:
Underwriting income (loss), before federal income tax	3,966	(15,508)	8,260
Underwriting income (loss), after federal income tax	3,133	(12,251)	6,525
Combined ratio	98.6%	105.2%	97.3%
ROE contribution	0.1%	(0.5)	0.3

E&S Lines:
Underwriting income (loss), before federal income tax	16,030	126	9,743
Underwriting income (loss), after federal income tax	12,664	100	7,697
Combined ratio	94.3%	99.9%	95.9%
ROE contribution	0.5%	—	0.4

Investments:
Net investment income earned	$326,589	227,107	222,543
Net realized and unrealized investment gains (losses)	17,599	(4,217)	14,422
Total investment segment income, before federal income tax	344,188	222,890	236,965
Tax on investment segment income	67,284	41,609	45,301
Total investment segment income, after federal income tax	$276,904	181,281	191,664
ROE contribution of after-tax net investment income earned	9.9%	7.8	9.6

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2021	2020	2019
Underwriting income (loss)
Standard Commercial Lines	$198,596	151,731	145,990
Standard Personal Lines	3,966	(15,508)	8,260
E&S Lines	16,030	126	9,743
Investment income	344,188	222,890	236,965
Total all segments	562,780	359,239	400,958
Interest expense	(29,165)	(30,839)	(33,668)
Corporate expenses	(28,305)	(25,412)	(30,900)
Income, before federal income tax	$505,310	302,988	336,390
Preferred stock dividends	(9,353)	—	—
Income available to common stockholders, before federal income tax	$495,957	$302,988	$336,390

Note 13. Earnings per Share
The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS"):

2021	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$394,484	60,183	$6.55

Effect of dilutive securities:
Stock compensation plans	—	484

Diluted EPS:
Net income available to common stockholders	$394,484	60,667	$6.50

2020	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$246,355	59,862	$4.12

Effect of dilutive securities:
Stock compensation plans	—	431

Diluted EPS:
Net income available to common stockholders	$246,355	60,293	$4.09

2019	Income	Shares	Per Share
($ in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income available to common stockholders	$271,623	59,421	$4.57

Effect of dilutive securities:
Stock compensation plans	—	583

Diluted EPS:
Net income available to common stockholders	$271,623	60,004	$4.53

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate (21.0%) to the effective tax rate is as follows:

($ in thousands)	2021	2020	2019
Tax at statutory rate	$106,115	63,627	70,642
Tax-advantaged interest	(4,514)	(4,730)	(4,909)
Dividends received deduction	(558)	(514)	(443)
Executive compensation	2,469	2,246	2,985
Stock-based compensation	(693)	(1,846)	(3,253)
Other	(1,346)	(2,150)	(255)
Federal income tax expense	101,473	56,633	64,767
Income before federal income tax, less preferred stock dividends	495,957	302,988	336,390
Effective tax rate	20.5%	18.7%	19.3%

(b) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2021	2020
Deferred tax assets:
Net loss reserve discounting	$60,227	54,240
Net unearned premiums	68,086	60,842
Employee benefits	2,787	8,943
Long-term incentive compensation plans	5,904	5,472
Temporary investment write-downs	4,314	6,037
Other	2,245	7,195
Total deferred tax assets	143,563	142,729
Deferred tax liabilities:
Deferred policy acquisition costs	68,652	60,601
Unrealized gains on investment securities	48,082	81,142
Other investment-related items, net	27,044	14,760
Accelerated depreciation and amortization	13,198	13,322
Total deferred tax liabilities	156,976	169,825
Net deferred federal income tax liability	$(13,413)	(27,096)

After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2021 or 2020. We did not have unrecognized tax expense or benefit as of December 31, 2021.

We have analyzed our tax positions in all open tax years, which as of December 31, 2021 were 2018 through 2021. The 2018 tax year audit was completed in 2021 with no material changes. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and the Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")
SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $19.2 million in 2021, $18.6 million in 2020, and $17.3 million in 2019.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2021 and 2020:

December 31,	Pension Plan
($ in thousands)	2021	2020
Change in Benefit Obligation:
Benefit obligation, beginning of year	$425,161	391,021
Interest cost	8,593	11,312
Actuarial (gains) losses	(12,844)	35,276
Benefits paid	(13,152)	(12,448)
Benefit obligation, end of year	$407,758	425,161

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$432,716	385,087
Actual return on plan assets, net of expenses	30,741	60,077
Benefits paid	(13,152)	(12,448)
Fair value of assets, end of year	$450,305	432,716

Funded status	$42,547	7,555

Amounts Recognized in the Consolidated Balance Sheet:
Net pension assets, end of year	$42,547	7,555

Amounts Recognized in AOCI:
Net actuarial loss	$78,304	101,414

Other Information as of December 31:
Accumulated benefit obligation	$407,758	425,161

Weighted-Average Liability Assumptions as of December 31:
Discount rate	2.98%	2.68

When determining the most appropriate discount rate to be used in the valuation at December 31, 2021, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate increased 30 basis points, to 2.98% as of December 31, 2021, from 2.68% as of December 31, 2020, which drove the decrease in the benefit obligation for the period.

	Pension Plan
($ in thousands)	2021	2020	2019
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$8,593	11,312	13,506
Expected return on plan assets	(22,976)	(21,907)	(21,114)
Amortization of unrecognized actuarial loss	2,501	2,817	2,575
Total net periodic pension cost (benefit)[1]	$(11,882)	(7,778)	(5,033)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss	$(20,609)	(2,894)	11,643
Reversal of amortization of net actuarial loss	(2,501)	(2,817)	(2,575)
Total recognized in other comprehensive income	$(23,110)	(5,711)	9,068

Total recognized in net periodic benefit cost and other comprehensive income	$(34,992)	(13,489)	4,035
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2021	2020	2019
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	2.68%	3.33	4.46
Interest rate	2.06%	2.95%	4.12%
Expected return on plan assets	5.40	5.80	6.50

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2022, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2021			2020
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	50%	70%	66%	64%
Liability hedging assets	70%	80%	33%	35%
Short-term investments	-	-	1%	1%
Total	100%	100%	100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 79% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2021 or 2020. For information regarding investments in funds of our related parties, refer to Note 18. "Related Party Transactions" below.

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

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2021		Fair Value Measurements at 12/31/21 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/21	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$144,634	144,634	—	—
Diversified credit	66,165	66,165	—	—
Real assets	89,590	89,590	—	—
Total equities	300,389	300,389	—	—
Limited partnerships (at net asset value)[1]:
Real assets	47	—	—	—
Private equity	413	—	—	—
Total limited partnerships	460	—	—	—
Total return seeking assets	300,849	300,389	—	—

Liability hedging assets:
Fixed income	86,183	86,183	—	—
U.S. Treasury overlay	65,304	65,304	—	—
Total liability hedging assets	151,487	151,487	—	—

Cash and short-term investments:
Short-term investments	1,744	1,744	—	—
Deposit administration contracts	2,422	—	2,422	—
Total cash and short-term investments	4,166	1,744	2,422	—

Total invested assets	$456,502	453,620	2,422	—

December 31, 2020		Fair Value Measurements at 12/31/20 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/20	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$142,320	142,320	—	—
Diversified credit	73,762	73,762	—	—
Real assets	61,585	61,585	—	—
Total equities	277,667	277,667	—	—
Limited partnerships (at net asset value)[1]:
Real assets	73	—	—	—
Private equity	400	—	—	—
Private credit	29	—	—	—
Total limited partnerships	502	—	—	—
Total return seeking assets	278,169	277,667	—	—

Liability hedging assets:
Fixed income	99,490	99,490	—	—
U.S. Treasury overlay	52,756	52,756	—	—
Total liability hedging assets	152,246	152,246	—	—

Cash and short-term investments:
Short-term investments	3,273	3,273	—	—
Deposit administration contracts	2,073	—	2,073	—
Total cash and short-term investments	5,346	3,273	2,073	—

Total invested assets	$435,761	433,186	2,073	—
1In accordance with the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2022, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2022	$14,900
2023	16,099
2024	17,232
2025	18,296
2026	19,394
2026-2030	108,742

Note 16. Share-Based Payments

Active Plans
As of December 31, 2021, the following four plans were available for the issuance of share-based payment awards:
•The 2014 Omnibus Stock Plan, As Amended and Restated Effective as of May 2, 2018 (the "Stock Plan");
•The Cash Incentive Plan, As Amended and Restated as of May 1, 2014 (the "Cash Plan");
•The Employee Stock Purchase Plan, As Amended and Restated as of July 1, 2021 ("ESPP"); and
•The Amended and Restated Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (the "Agent Plan").

The following table provides information regarding the approval of these plans:

Plan	Approvals
Stock Plan	Approved effective as of May 1, 2014 by stockholders on April 23, 2014. Most recently amended and restated plan was approved effective May 2, 2018 by stockholders on May 2, 2018.
Cash Plan	Approved effective April 1, 2005 by stockholders on April 27, 2005. Most recently amended and restated plan was approved effective May 1, 2014 by stockholders on April 23, 2014.
ESPP	Approved effective July 1, 2009 by stockholders on April 29, 2009. Most recently amended and restated plan was approved effective July 1, 2021 by stockholders on April 28, 2021.
Agent Plan	Approved by stockholders on April 26, 2006.
Most recently amended and restated plan was approved effective November 1, 2020 by the Salary and Employee Benefits Committee of the Parent's Board on October 26, 2020.

The types of awards that can be issued under each of these plans are as follows:

Plan	Types of Share-Based Payments Issued
Stock Plan	Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
Cash Plan	Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
ESPP	Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.
Agent Plan	Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one-year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2021 are as follows:

	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	2,713,667	660,697
ESPP	5,500,000	1,184,849	—
Agent Plan	3,000,000	1,608,234	—

Retired Plans
The following plans are closed for the issuance of new awards, although awards outstanding continue in effect according to the terms of the applicable award agreements:

December 31, 2021	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
Plan
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,958,306	32,906
Parent's Stock Compensation Plan for Non-employee Directors	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	44,468	44,468
1Awards outstanding under the 2005 Stock Plan represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2020	667,674	$61.02
Granted in 2021	249,293	64.03
Vested in 2021	(258,477)	57.10
Forfeited in 2021	(16,854)	62.61
Unvested RSU awards at December 31, 2021	641,636	$63.73

As of December 31, 2021, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $10.1 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $17.2 million for 2021, $20.6 million for 2020, and $22.0 million for 2019. In connection with vested RSUs, the total value of the DEUs that vested was $0.6 million in 2021, $0.7 million in 2020, and $0.8 million in 2019.

Option Transactions
As of December 31, 2021 and 2020, we had no stock options outstanding under our 2005 Stock Plan. The total intrinsic value of options exercised was $1.3 million in 2020 and $5.2 million in 2019.

CIU Transactions
The liability recorded in connection with our Cash Plan was $11.0 million as of December 31, 2021, and $8.2 million as of December 31, 2020. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.2 years. The CIU payments made in connection with the CIU vestings were $2.2 million in 2021, $2.3 million in 2020, and $18.4 million in 2019. There were structural changes to our Cash Plan in early 2017, and as a result, payments in 2021 and 2020 were comparatively lower than 2019.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2021	2020	2019
ESPP Issuances	72,239	99,141	72,952
Agent Plan Issuances	50,999	69,238	47,888

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

	ESPP
	2021	2020	2019
Risk-free interest rate	0.07%	0.76	2.33
Expected term	6 months	6 months	6 months
Dividend yield	1.4%	1.6	1.2
Expected volatility	28%	37	26

The weighted-average fair value per share of options and stock, including RSUs granted under the Parent's stock plans, during 2021, 2020, and 2019 was as follows:

	2021	2020	2019
RSUs	$64.03	62.91	63.60
ESPP:
Six month option	4.69	4.82	4.32
Discount of grant date market value	10.98	8.61	9.99
Total ESPP	15.67	13.43	14.31
Agent Plan:
Discount of grant date market value	7.57	5.73	7.00

The fair value of the CIU liability is remeasured at each reporting period through the settlement date of the awards, which is three years from the date of grant, based on an amount expected to be paid. A Monte Carlo simulation is performed to approximate the projected fair value of the CIUs that, in accordance with the CIU agreements established under the Cash Plan, is adjusted to reflect our performance on specified indicators compared to targeted peer companies.

Expense Recognition
The following table provides share-based compensation expense in 2021, 2020, and 2019:

($ in millions)	2021	2020	2019
Share-based compensation expense, pre-tax	$22.3	19.8	24.5
Income tax benefit, including the benefit related to stock grants that vested during the year	(5.1)	(5.7)	(8.2)
Share-based compensation expense, after-tax	$17.2	14.1	16.3

Note 17. Equity

Preferred Stock
We have 5,000,000 shares of preferred stock authorized, with no par value, of which (i) 300,000 shares are designated Series A junior preferred stock, which have not been issued, and (ii) 8,000 shares were issued as Series B in 2020 as discussed below.

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

Share Repurchase Program
On December 2, 2020, we announced that our Board authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. The timing and amount of any share repurchases under the authorization is determined by management at its discretion based on market conditions and other considerations. As of December 31, 2021, 52,781 shares were repurchased under the share repurchase program at a total cost of $3.4 million. These repurchases were all completed in the first quarter of 2021, and we did not repurchase any shares under our share repurchase program during the remainder of 2021. We have $96.6 million of remaining capacity under our share repurchase program.

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

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $12.8 million in 2021, and $11.0 million in both 2020 and 2019. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.0 million in 2021, $1.8 million in 2020, and $2.0 million in 2019. Amounts due to Rue Insurance at December 31, 2021 and December 31, 2020 were $0.7 million and $0.2 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the Parent's officers. We made $1.3 million of contributions to the Foundation in both 2021 and 2019, and $0.5 million in 2020.

BlackRock, Inc., a leading publicly-traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 27, 2022, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2021, of 11.4% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $1.8 million in 2021, $2.0 million in 2020, and $2.2 million in 2019. Amounts payable for such services were $0.5 million at December 31, 2021, $1.3 million at December 31, 2020, and $1.1 million at December 31, 2019.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2021 and December 31, 2020, and are predominately reflected in "Equity securities" on our Consolidated Balance Sheet. During 2021, with regard to BlackRock funds, we (i) purchased $16.5 million in securities, (ii) sold $32.5 million, (iii) recognized net realized and unrealized losses of $0.6 million, and (iv) recorded $0.9 million in income. During 2020, we purchased (i) $62.2 million in securities, (ii) recognized net unrealized losses of $0.2 million, and (iii) recorded $0.4 million in income. We did not make any sales of BlackRock funds in 2020. During 2019, we purchased $21.7 million in securities, (ii) sold $59.5 million, (iii) recognized net realized and unrealized gains of $5.7 million, and (iv) recorded $0.8 million in income. There were no amounts payable on the settlement of these investment transactions at December 31, 2021 and December 31, 2020.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $209.9 million at December 31, 2021 and $191.8 million at December 31, 2020. During 2021, with regard to BlackRock funds, the Pension Plan (i) purchased $18.0 million in securities, (ii) sold $18.1 million, and (iii) recorded net investment income of $18.2 million. In 2020, with regard to BlackRock funds, the Pension Plan (i) purchased $56.7 million in securities, (ii) sold $44.9 million, and (iii) recorded net investment income of $35.8 million. In 2019, with regard to BlackRock funds, the Pension Plan (i) purchased $19.7 million in securities, (ii) sold $44.1 million, and (iii) recorded net investment income of $36.7 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2032, are generally renewed or replaced by similar leases.

The components of lease expense for the year ended December 31, 2021 and 2020 were as follows:

($ in thousands)	2021	2020
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$7,935	9,498
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	1,765	550
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	35	15
Total finance lease cost	1,800	565

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	291	758

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$832	2,011

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	7	8	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	2.1	2.3%
Finance leases	0.8	1.6

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2021	December 31, 2020
Operating leases
Other assets	$35,644	40,215
Other liabilities	37,296	41,674
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	5,446	502
Long-term debt	$5,450	508

At December 31, 2021, the maturities of our lease liabilities were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2022	$2,350	7,235	9,585
2023	2,255	6,610	8,865
2024	795	5,992	6,787
2025	64	5,902	5,966
2026	41	5,967	6,008
Thereafter	—	24,356	24,356
Total lease payments	5,505	56,062	61,567
Less: imputed interest	55	2,726	2,781
Less: leases that have not yet commenced	—	16,040	16,040
Total lease liabilities	$5,450	37,296	42,746

At December 31, 2020, the maturities of our lease liabilities for capital and operating leases were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2021	$330	8,372	8,702
2022	127	6,788	6,915
2023	56	5,411	5,467
2024	—	4,690	4,690
2025	—	3,572	3,572
Thereafter	—	16,234	16,234
Total lease payments	513	45,067	45,580
Less: imputed interest	5	3,393	3,398
Less: leases that have not yet commenced	—	—	—
Total lease liabilities	$508	41,674	42,182

Refer to Note 4 "Statements of Cash Flows" in this Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2021, we had purchased such annuities with a present value of $31.6 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2021, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$215.0	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	59.8	2030
Non-publicly traded common stock within our equity portfolio	4.2	2027
CMLs	5.5	2023
Privately-placed corporate securities	4.3	Less than 1 year
Total	$288.8

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2021, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2021, the various state insurance departments of domicile have adopted the March 2021 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2021	2020	2021	2020	2021	2020	2019
SICA	New Jersey	$673.1	574.2	838.3	739.4	134.7	81.8	113.9
Selective Way Insurance Company ("SWIC")	New Jersey	436.4	374.0	492.4	430.0	74.5	54.0	59.2
SICSC	Indiana	166.3	148.6	200.6	182.8	24.2	20.8	23.9
SICSE	Indiana	132.7	115.9	160.3	143.5	19.4	16.8	18.5
SICNY	New York	127.0	111.7	154.7	139.4	18.6	15.3	17.0
Selective Insurance Company of New England ("SICNE")	New Jersey	34.5	30.0	65.6	61.2	7.5	6.8	7.8
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	90.4	70.0	135.2	114.9	16.7	12.9	14.9
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	47.4	34.4	116.9	103.9	13.9	11.4	13.2
Selective Casualty Insurance Company ("SCIC")	New Jersey	83.4	71.1	159.9	147.5	20.6	16.2	16.8
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	34.2	29.2	67.1	62.1	8.2	6.4	7.5
Total		$1,825.4	1,559.1	2,391.0	2,124.7	338.3	242.4	292.7

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the required level of capital as defined by the NAIC based on their 2021 statutory financial statements. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be higher than statutory requirements.

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

As of December 31, 2021, the Parent had an aggregate of $527.1 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $2.6 billion are predominately restricted due to regulations applicable to our Insurance Subsidiaries. In 2022, the Insurance Subsidiaries have the ability to provide for $322.0 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $109.9 million as of December 31, 2021, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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
The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2021, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2022, based on the 2021 statutory financial statements.

Dividends		Twelve Months ended December 31, 2021	2022
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$66.0	$124.4
SWIC	New Jersey	27.5	72.8
SICSC	Indiana	10.0	24.2
SICSE	Indiana	8.8	19.4
SICNY	New York	4.0	15.5
SICNE	New Jersey	3.0	7.5
SAICNJ	New Jersey	0.7	16.8
MUSIC	New Jersey	6.1	13.7
SCIC	New Jersey	10.4	19.5
SFCIC	New Jersey	3.5	8.2
Total		$140.0	$322.0

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 11, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 11, 2022

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2021, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers," "Information About Proposal 1 - Election of Directors," "Delinquent Section 16(a) Reports," "Code of Conduct," and "Board Meetings and Committees" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under the "Executive Compensation," including, without limitation, the Compensation Discussion and Analysis and related tabular disclosures, the "CEO Pay Ratio," and the "Compensation Committee Report" sections of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under the "Director Compensation" section of the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management appears under the "Security Ownership of Management and Certain Beneficial Owners" section of the Proxy Statement and is hereby incorporated by reference. Information about securities authorized for issuance under the Company’s equity compensation plans is set forth under Item 5. "Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." in this Form 10-K and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, and director independence appears under “Transactions with Related Persons” section of the Proxy Statement and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.
Information about the fees and services of our principal accountants, KPMG LLC (Public Company Accounting Oversight Board ID No. 185), appears under the "Fees of Independent Registered Public Accounting Firm" section of the Proxy Statement and is hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2021

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$3,442	3,576	3,440
Public utilities	1,345	1,368	1,352
All other corporate securities	24,067	24,516	23,993
Total fixed income securities, held-to-maturity	28,854	29,460	28,785

Available-for-sale:
U.S. government and government agencies	127,974	130,458	130,458
Foreign government	15,420	15,860	15,860
Obligations of states and political subdivisions	1,121,422	1,189,308	1,189,308
Public utilities	119,980	122,329	122,329
All other corporate securities	2,358,369	2,451,274	2,451,274
Collateralized loan obligation securities and other asset-backed securities	1,343,687	1,350,814	1,350,814
Residential mortgage-backed securities	756,280	776,252	776,252
Commercial mortgage-backed securities	647,621	673,681	673,681
Total fixed income securities, available-for-sale	6,490,753	6,709,976	6,709,976

Equity securities:
Common stock:
Banks, trusts and insurance companies	45,537	44,086	44,086
Industrial, miscellaneous and all other	261,343	289,363	289,363
Nonredeemable preferred stock	1,960	2,088	2,088
Total equity securities	308,840	335,537	335,537
Commercial mortgage loans	95,795		95,795
Short-term investments	447,862		447,863
Other investments	409,032		409,032
Total investments	$7,781,136		8,026,988

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2021	2020
Assets:
Fixed income securities, available-for-sale - at fair value (allowance for credit losses: $542 – 2021; $22 – 2020; amortized cost: $317,703 – 2021; $272,256 – 2020	$325,014	290,428
Equity securities	136,362	159,524
Short-term investments	56,042	36,425
Other investments	9,241	3,392
Cash	455	394
Investment in subsidiaries	2,954,725	2,754,012
Current federal income tax	7,208	11,040
Deferred federal income tax	4,487	2,218
Other assets	9,178	1,959
Total assets	$3,502,712	3,259,392

Liabilities:
Long-term debt	$440,600	440,235
Intercompany notes payable	57,980	59,611
Accrued long-term stock compensation	10,965	8,238
Other liabilities	10,282	12,419
Total liabilities	$519,827	520,503

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2021 and 2020	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 104,450,916 – 2021; 104,032,912 – 2020	208,902	208,066
Additional paid-in capital	464,347	438,985
Retained earnings	2,603,472	2,271,537
Accumulated other comprehensive income	115,099	220,186
Treasury stock – at cost (shares: 44,266,534 – 2021; 44,127,109 – 2020)	(608,935)	(599,885)
Total stockholders’ equity	2,982,885	2,738,889
Total liabilities and stockholders’ equity	$3,502,712	3,259,392

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2021	2020	2019
Revenues:
Dividends from subsidiaries	$140,018	104,992	110,004
Net investment income earned	15,454	7,579	7,301
Net realized and unrealized investment gains	1,898	1,756	207
Total revenues	157,370	114,327	117,512

Expenses:
Interest expense	28,988	29,220	33,426
Other expenses	28,305	25,412	30,900
Total expenses	57,293	54,632	64,326

Income before federal income tax	100,077	59,695	53,186

Federal income tax (benefit) expense:
Current	(6,552)	(10,987)	(16,080)
Deferred	12	473	3,606
Total federal income tax benefit	(6,540)	(10,514)	(12,474)

Net income before equity in undistributed income of subsidiaries	106,617	70,209	65,660

Equity in undistributed income of subsidiaries, net of tax	297,220	176,146	205,963

Net income	$403,837	246,355	271,623

Preferred stock dividends	9,353	—	—

Net income available to common stockholders	$394,484	246,355	271,623

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2021	2020	2019
Operating Activities:
Net income	$403,837	246,355	271,623

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries, net of tax	(297,220)	(176,146)	(205,963)
Stock-based compensation expense	15,893	16,227	19,077
Net realized and unrealized investment gains	(1,898)	(1,756)	(207)
Undistributed (income) losses of equity method investments	(1,859)	672	—
Amortization – other	1,076	1,080	4,614

Changes in assets and liabilities:
Increase (decrease) in accrued long-term stock compensation	2,727	(366)	(12,970)
Decrease in net federal income taxes	3,843	5,549	1,651
Increase in other assets	(7,251)	(317)	(533)
(Decrease) increase in other liabilities	(1,742)	(390)	3,919
Net cash provided by operating activities	117,406	90,908	81,211

Investing Activities:
Purchase of fixed income securities, available-for-sale	(113,829)	(89,726)	(153,482)
Purchase of equity securities	(5,676)	(157,411)	(10,824)
Purchase of short-term investments	(330,843)	(523,961)	(1,116,766)
Purchase of other investments	(4,949)	(4,065)	—
Redemption and maturities of fixed income securities, available-for-sale	51,524	26,877	10,579
Sale of fixed income securities, available-for-sale	15,713	23,276	20,189
Sale of equity securities	31,204	—	10,828
Sale of short-term investments	311,225	523,813	1,116,253
Proceeds from other investments	959	—	—
Capital contribution to subsidiaries	—	(30,000)	—
Net cash used in investing activities	(44,672)	(231,197)	(123,223)

Financing Activities:
Dividends to preferred stockholders	(9,353)	—	—
Dividends to common stockholders	(60,136)	(54,486)	(47,675)
Acquisition of treasury stock	(9,050)	(7,053)	(8,164)
Proceeds from borrowings	—	50,000	290,757
Repayment of borrowings	—	(50,000)	(185,000)
Net proceeds from stock purchase and compensation plans	7,976	8,411	8,243
Preferred stock issued, net of issuance costs	(479)	195,063	—
Principal payment on borrowings from subsidiaries	(1,631)	(1,552)	(16,354)
Net cash (used in) provided by financing activities	(72,673)	140,383	41,807

Net increase (decrease) in cash	61	94	(205)
Cash, beginning of year	394	300	505
Cash, end of year	$455	394	300

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2021

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$279,850	3,832,151	1,346,809	2,443,885	—	1,426,768	539,606	278,915	2,593,018
Standard Personal Lines Segment	12,911	270,066	317,276	293,559	—	212,116	25,918	51,559	292,265
E&S Lines Segment	34,154	478,686	139,122	279,809	—	175,100	60,945	27,734	304,430
Investments Segment	—	—	—	—	344,188	—	—	—	—
Total	$326,915	4,580,903	1,803,207	3,017,253	344,188	1,813,984	626,469	358,208	3,189,713
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $358,208 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$375,931
Other income	(17,723)
Total	$358,208

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2020

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$246,494	3,596,340	1,196,243	2,143,184	—	1,245,627	474,322	271,504	2,230,636
Standard Personal Lines Segment	13,803	228,348	308,183	299,140	—	233,260	30,694	50,694	295,166
E&S Lines Segment	28,281	435,667	113,845	239,490	—	156,936	55,255	27,173	247,290
Investments Segment	—	—	—	—	222,890	—	—	—	—
Total	$288,578	4,260,355	1,618,271	2,681,814	222,890	1,635,823	560,271	349,371	2,773,092
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $349,371 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$366,941
Other income	(17,570)
Total	$349,371

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2019

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$226,464	3,436,363	1,108,009	2,049,614	—	1,187,856	445,661	270,107	2,137,071
Standard Personal Lines Segment	16,848	224,200	309,125	307,739	—	211,300	34,477	53,702	304,592
E&S Lines Segment	27,874	406,600	106,033	239,818	—	152,335	55,835	21,905	237,761
Investments Segment	—	—	—	—	236,965	—	—	—	—
Total	$271,186	4,067,163	1,523,167	2,597,171	236,965	1,551,491	535,973	345,714	2,679,424
1Includes “Net investment income earned” and “Net realized and unrealized investment gains (losses)” on the Consolidated Statements of Income.
2“Other operating expenses” of $345,714 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$358,069
Other income	(12,355)
Total	$345,714

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2021, 2020, and 2019

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2021
Premiums earned:
Accident and health insurance	$2	—	2	—	—
Property and liability insurance	3,472,713	21,550	477,010	3,017,253	1%
Total premiums earned	3,472,715	21,550	477,012	3,017,253	1%

2020
Premiums earned:
Accident and health insurance	$13	—	13	—	—
Property and liability insurance	3,108,674	25,010	451,870	2,681,814	1%
Total premiums earned	3,108,687	25,010	451,883	2,681,814	1%

2019
Premiums earned:
Accident and health insurance	$17	—	17	—	—
Property and liability insurance	2,993,140	24,399	420,368	2,597,171	1%
Total premiums earned	2,993,157	24,399	420,385	2,597,171	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2021, 2020, and 2019

($ in thousands)	2021	2020	2019
Balance, January	$22,777	10,800	13,900
Cumulative effect adjustment	—	(1,845)	—
Balance at the beginning of the period, as adjusted	22,777	8,955	13,900
Additions	1,766	17,576	2,730
Deductions	(9,343)	(3,754)	(5,830)
Balance, December 31	$15,200	22,777	10,800

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010, as amended by Certificate of Correction thereto, dated August 17, 2020 and effective May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Selective Insurance Group, Inc., with respect to the 4.60% Non-Cumulative Preferred Stock, Series B of Selective Insurance Group, Inc., filed with the State of New Jersey Department of Treasury and effective December 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed December 8, 2020, File No. 001-33067).

3.3	By-Laws of Selective Insurance Group, Inc., effective July 29, 2015 (incorporated by reference herein to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed July 30, 2015, File No. 001-33067).

4.1	Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed November 26, 2002 File No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed November 18, 2004, File No. 000-08641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed November 9, 2005, File No. 000-08641).

4.4	Registration Rights Agreement, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed November 18, 2004, File No. 000-08641).

4.5	Registration Rights Agreement, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed November 9, 2005, File No. 000-08641).

4.6	Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 8, 2013, File No. 001-33067).

4.7	Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019 File No. 001-33067).

4.8	Deposit Agreement, dated as of December 9, 2020, among the Company and Equiniti Trust Company, acting as Depositary, Registrar and Transfer Agent, and the holders from time to time of the depositary receipts described therein (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 9, 2020, File No. 001-33067).

Exhibit
Number

4.9	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference herein to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 12, 2021, File No. 001-33067).

10.1+	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed October 31, 2008, File No. 001-33067).

10.1a+	Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.1b+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 5, 2020, File No. 001-33067).

10.2+	Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2a+	Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2b+	Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.3+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 3, 2014, File No. 001-33067).

10.4+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.5+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.6+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.7+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.8+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.9+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

Exhibit
Number

10.10+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.11+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, filed March 25, 2010, File No. 001-33067).

10.12+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed March 26, 2018, File No. 001-33067).

10.13+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006, File No. 000-08641).

10.14+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan Automatic Director Stock Option Agreement (incorporated by reference herein to Exhibit 2 of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, filed April 6, 2005, File No. 000-08641).

10.15+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017, File No. 001-33067).

10.16+ (P)	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.17+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2021), Amended and Restated Effective July 1, 2021 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-33067).

10.18+	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed March 24, 2014, File No. 001-33067).

10.19+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.20+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.21+	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14c of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 28, 2008, File No. 001-33067).

10.22+	Selective Insurance Group, Inc. Cash Incentive Plan Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.14d of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 28, 2008, File No. 001-33067).

10.23+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

Exhibit
Number

10.24+	Selective Insurance Group, Inc. Stock Option Plan for Directors (incorporated by reference herein to Exhibit B of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, filed March 31, 2000, File No. 000-08641).

10.25+	Amendment to the Selective Insurance Group, Inc. Stock Option Plan for Directors, as amended, effective as of July 26, 2006, (incorporated by reference herein to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006, File No. 000-08641).

10.26+	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, filed March 31, 2000, File No. 000-08641).

10.27+	Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009, File No. 001-33067).

10.28+	Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, effective as of February 1, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 1, 2019, File No. 001-33067).

10.29+	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020 (incorporated by reference herein to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.30+	Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2016, File No. 001-33067).

10.31+	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 2, 2020, File No. 001-33067).

10.32+	Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of September 30, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.33+	Employment Agreement between Selective Insurance Company of America and Paul Kush, dated as of December 5, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.34+	Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, dated as of June 6, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.35	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Bank of Montreal, Chicago Branch, as Administrative Agent, dated as of December 20, 2019 (incorporated by reference herein to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.36	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 20, 2005, File No. 000-08641).

10.37+	Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, File No. 001-33067).

Exhibit
Number

10.38+	Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011, File No. 001-33067).

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Terrence W. Cavanaugh.

*24.5	Power of Attorney of Wole C. Coaxum.

*24.6	Power of Attorney of Robert Kelly Doherty.

*24.7	Power of Attorney of Thomas A. McCarthy.

*24.8	Power of Attorney of Stephen C. Mills.

*24.9	Power of Attorney of H. Elizabeth Mitchell.

*24.10	Power of Attorney of Michael J. Morrissey.

*24.11	Power of Attorney of Gregory E. Murphy.

*24.12	Power of Attorney of Cynthia S. Nicholson.

*24.13	Power of Attorney of William M. Rue.

*24.14	Power of Attorney of John S. Scheid.

*24.15	Power of Attorney of J. Brian Thebault.

*24.16	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101	The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.
(P) Paper filed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 11, 2022
John J. Marchioni
President and Chief Executive Officer
(principal executive officer)

By: /s/ Mark A. Wilcox	February 11, 2022
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 11, 2022
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 11, 2022
John J. Marchioni
President and Chief Executive Officer

*	February 11, 2022
Ainar D. Aijala, Jr.
Director

*	February 11, 2022
Lisa Rojas Bacus
Director

*	February 11, 2022
John C. Burville
Director

*	February 11, 2022
Terrence W. Cavanaugh
Director

*	February 11, 2022
Wole C. Coaxum
Director

*	February 11, 2022
Robert Kelly Doherty
Director

*	February 11, 2022
Thomas A. McCarthy
Director

*	February 11, 2022
Stephen C. Mills
Director

*	February 11, 2022
H. Elizabeth Mitchell
Director

*	February 11, 2022
Michael J. Morrissey
Director

*	February 11, 2022
Gregory E. Murphy
Non-Executive Chairperson of the Board

*	February 11, 2022
Cynthia S. Nicholson
Director

*	February 11, 2022
William M. Rue
Director

*	February 11, 2022
John S. Scheid
Director

*	February 11, 2022
J. Brian Thebault
Director

*	February 11, 2022
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 11, 2022
Michael H. Lanza
Attorney-in-fact