Form 10-Q
period 2022-03-31
SELECTIVE INSURANCE GROUP INC
filed 2022-05-05
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022
or

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
Yes ☐ No ☒
As of April 30, 2022, there were 60,353,399 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2022	December 31, 2021
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $32,625 – 2022; $29,460 – 2021)	$33,085	28,850
Less: allowance for credit losses	(50)	(65)
Fixed income securities, held-to-maturity, net of allowance for credit losses	33,035	28,785

Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $37,599 – 2022 and $9,724 – 2021; amortized cost: $6,717,907 – 2022 and $6,490,753 – 2021)	6,598,822	6,709,976

Commercial mortgage loans – at carrying value (fair value: $113,106 – 2022 and $97,598 – 2021)	115,893	95,795
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	115,893	95,795

Equity securities – at fair value (cost: $320,040 – 2022; $308,840 – 2021)	344,583	335,537
Short-term investments	256,712	447,863
Other investments	425,666	409,032
Total investments (Note 4 and 5)	$7,774,711	8,026,988
Cash	410	455
Restricted cash	17,474	44,608
Accrued investment income	48,427	48,247

Premiums receivable	1,025,833	958,787
Less: allowance for credit losses (Note 6)	(14,300)	(13,600)
Premiums receivable, net of allowance for credit losses	1,011,533	945,187

Reinsurance recoverable	578,959	601,668
Less: allowance for credit losses (Note 7)	(1,600)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	577,359	600,068

Prepaid reinsurance premiums	174,951	183,007
Current federal income tax	—	772
Deferred federal income tax	55,274	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $259,522 – 2022; $253,427 – 2021	83,180	82,053
Deferred policy acquisition costs	341,689	326,915
Goodwill	7,849	7,849
Other assets	217,690	195,240
Total assets	$10,310,547	10,461,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,644,391	4,580,903
Unearned premiums	1,872,666	1,803,207
Long-term debt	505,566	506,050
Current federal income tax	16,473	—
Deferred federal income tax	—	13,413
Accrued salaries and benefits	90,584	121,057
Other liabilities	402,626	453,874
Total liabilities	$7,532,306	7,478,504

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2022 and 2021
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,674,999 – 2022; 104,450,916 – 2021	209,336	208,902
Additional paid-in capital	472,790	464,347
Retained earnings	2,640,437	2,603,472
Accumulated other comprehensive (loss) income (Note 11)	(129,795)	115,099
Treasury stock – at cost (shares: 44,339,527 – 2022; 44,266,534 – 2021)	(614,527)	(608,935)
Total stockholders’ equity	$2,778,241	2,982,885
Commitments and contingencies
Total liabilities and stockholders’ equity	$10,310,547	10,461,389

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2022	2021
Revenues:
Net premiums earned	$812,283	724,960
Net investment income earned	72,602	69,716
Net realized and unrealized investment (losses) gains	(40,352)	5,119
Other income	1,529	4,112
Total revenues	846,062	803,907

Expenses:
Loss and loss expense incurred	494,236	413,401
Amortization of deferred policy acquisition costs	169,757	149,051
Other insurance expenses	93,990	88,910
Interest expense	7,168	7,359
Corporate expenses	11,021	9,554
Total expenses	776,172	668,275

Income before federal income tax	69,890	135,632

Federal income tax expense:
Current	17,178	28,424
Deferred	(3,618)	(2,062)
Total federal income tax expense	13,560	26,362

Net income	$56,330	109,270

Preferred stock dividends	2,300	2,453

Net income available to common stockholders	$54,030	106,817

Earnings per common share:
Net income available to common stockholders - Basic	$0.89	1.78

Net income available to common stockholders - Diluted	$0.89	1.77

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2022	2021
Net income	$56,330	109,270

Other comprehensive loss ("OCI"), net of tax:
Unrealized losses on investment securities:
Unrealized holding losses arising during period	(206,848)	(81,613)
Unrealized losses on securities with credit loss recognized in earnings	(68,430)	(8,943)
Amounts reclassified into net income:
Held-to-maturity ("HTM") securities	1	(2)
Net realized losses on disposals and intent-to-sell available-for-sale ("AFS") securities	12,633	477
Credit loss expense	17,421	3,948
Total unrealized losses on investment securities	(245,223)	(86,133)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	329	547
Total defined benefit pension and post-retirement plans	329	547
Other comprehensive loss	(244,894)	(85,586)
Comprehensive (loss) income	$(188,564)	23,684

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Preferred stock:
Beginning of period	$200,000	200,000
Issuance of preferred stock	—	—
End of period	200,000	200,000

Common stock:
Beginning of period	208,902	208,066
Dividend reinvestment plan	11	13
Stock purchase and compensation plans	423	497
End of period	209,336	208,576

Additional paid-in capital:
Beginning of period	464,347	438,985
Dividend reinvestment plan	443	429
Stock purchase and compensation plans	8,000	6,996
End of period	472,790	446,410

Retained earnings:
Beginning of period	2,603,472	2,271,537
Net income	56,330	109,270
Dividends to preferred stockholders	(2,300)	(2,453)
Dividends to common stockholders	(17,065)	(15,165)
End of period	2,640,437	2,363,189

Accumulated other comprehensive (loss) income ("AOCI"):
Beginning of period	115,099	220,186
Other comprehensive loss	(244,894)	(85,586)
End of period	(129,795)	134,600

Treasury stock:
Beginning of period	(608,935)	(599,885)
Acquisition of treasury stock - share repurchase authorization	(76)	(3,404)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(5,516)	(5,441)
End of period	(614,527)	(608,730)

Total stockholders’ equity	$2,778,241	2,744,045

Dividends declared per preferred share	$287.50	306.67
Dividends declared per common share	$0.28	0.25

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000
Issuance of preferred stock	—	—
End of period	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,184,382	59,905,803
Dividend reinvestment plan	5,641	6,420
Stock purchase and compensation plan	218,442	248,459
Acquisition of treasury stock - share repurchase authorization	(1,000)	(52,781)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(71,993)	(84,018)
End of period	60,335,472	60,023,883

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2022	2021
Operating Activities
Net income	$56,330	109,270

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,807	13,703
Stock-based compensation expense	7,031	6,493
Undistributed gains of equity method investments	(9,406)	(13,905)
Distributions in excess of current year income of equity method investments	11,626	2,309
Net realized and unrealized losses (gains)	40,352	(5,119)
Loss on disposal of fixed assets	2	3

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	86,197	106,468
Increase in unearned premiums, net of prepaid reinsurance	77,515	73,218
Increase in net federal income taxes	13,656	25,927
Increase in premiums receivable	(66,346)	(59,182)
Increase in deferred policy acquisition costs	(14,774)	(14,074)
Increase in accrued investment income	(185)	(1,101)
Decrease in accrued salaries and benefits	(30,473)	(31,216)
Increase in other assets	(10,789)	(14,302)
Decrease in other liabilities	(80,864)	(68,236)
Net cash provided by operating activities	92,679	130,256

Investing Activities
Purchase of fixed income securities, HTM	(5,000)	(9,000)
Purchase of fixed income securities, AFS	(874,665)	(671,909)
Purchase of commercial mortgage loans	(20,399)	(14,860)
Purchase of equity securities	(13,952)	(48,910)
Purchase of other investments	(15,555)	(18,589)
Purchase of short-term investments	(910,191)	(1,723,212)
Sale of fixed income securities, AFS	425,234	212,891
Proceeds from commercial mortgage loans	301	99
Sale of short-term investments	1,101,725	1,795,239
Redemption and maturities of fixed income securities, HTM	756	1,461
Redemption and maturities of fixed income securities, AFS	216,024	319,469
Sale of equity securities	2,626	42,782
Sale of other investments	525	3,004
Distributions from other investments	4,342	5,162
Purchase of property and equipment	(7,677)	(4,561)
Net cash used in investing activities	(95,906)	(110,934)

Financing Activities
Dividends to preferred stockholders	(2,300)	(2,453)
Dividends to common stockholders	(16,447)	(14,569)
Acquisition of treasury stock	(5,592)	(8,845)
Net proceeds from stock purchase and compensation plans	999	824
Preferred stock issued, net of issuance costs	—	(479)
Repayments of finance lease obligations	(612)	(115)
Net cash used in financing activities	(23,952)	(25,637)
Net decrease in cash and restricted cash	(27,179)	(6,315)
Cash and restricted cash, beginning of year	45,063	15,231
Cash and restricted cash, end of period	$17,884	8,916

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
The words "Company,” “we,” “us,” or “our” refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements (“Financial Statements”) in conformity with (i) United States ("U.S.") generally accepted accounting principles (“GAAP”), and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These require management to make estimates and assumptions that affect the reported financial statement balances, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2022 (“First Quarter 2022”) and March 31, 2021 (“First Quarter 2021”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because results of operations for any interim period are not necessarily indicative of results for a full year, our Financial Statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
There was no adoption of accounting pronouncements in First Quarter 2022.

Pronouncements to be effective in the future
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2022	2021
Cash paid (received) during the period for:
Interest	$8,523	8,722
Federal income tax	(800)	—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,058	2,226
Operating cash flows from financing leases	11	2
Financing cash flows from finance leases	612	115

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	1,244	26,085
Assets acquired under finance lease arrangements	38	183
Assets acquired under operating lease arrangements	5,760	16
Non-cash purchase of property and equipment	—	3
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2022	December 31, 2021
Cash	$410	455
Restricted cash	17,474	44,608
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$17,884	45,063

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP"), which is restricted to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$131,986	—	490	(5,383)	127,093
Foreign government	17,160	(150)	145	(452)	16,703
Obligations of states and political subdivisions	1,122,132	(1,991)	15,329	(10,039)	1,125,431
Corporate securities	2,445,468	(23,066)	25,658	(60,320)	2,387,740
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,444,224	(2,283)	7,974	(32,701)	1,417,214
Residential mortgage-backed securities ("RMBS")	903,800	(10,029)	6,779	(22,591)	877,959
Commercial mortgage-backed securities ("CMBS")	653,137	(80)	5,618	(11,993)	646,682
Total AFS fixed income securities	$6,717,907	(37,599)	61,993	(143,479)	6,598,822

December 31, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$127,974	—	3,629	(1,145)	130,458
Foreign government	15,420	(46)	609	(123)	15,860
Obligations of states and political subdivisions	1,121,422	(137)	68,258	(235)	1,189,308
Corporate securities	2,478,348	(6,682)	106,890	(4,953)	2,573,603
CLO and other ABS	1,343,687	(939)	14,350	(6,284)	1,350,814
RMBS	756,280	(1,909)	24,813	(2,932)	776,252
CMBS	647,622	(11)	27,752	(1,682)	673,681
Total AFS fixed income securities	$6,490,753	(9,724)	246,301	(17,354)	6,709,976

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the periods indicated:

Quarter ended March 31, 2022
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$46	103	—	1	—	—	150
Obligations of states and political subdivisions	137	1,732	—	132	(10)	—	1,991
Corporate securities	6,682	15,393	—	3,337	(1,247)	(1,099)	23,066
CLO and other ABS	939	1,288	—	59	(3)	—	2,283
RMBS	1,909	—	8,318	(63)	(135)	—	10,029
CMBS	11	72	—	(3)	—	—	80
Total AFS fixed income securities	$9,724	18,588	8,318	3,463	(1,395)	(1,099)	37,599

Quarter ended March 31, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	56	(1)	—	—	56
Obligations of states and political subdivisions	4	186	11	—	—	201
Corporate securities	2,782	4,058	(527)	(147)	—	6,166
CLO and other ABS	592	1,001	(106)	(17)	—	1,470
RMBS	561	356	(39)	(14)	—	864
CMBS	29	10	(15)	—	—	24
Total AFS fixed income securities	$3,969	5,667	(677)	(178)	—	8,781

During First Quarter 2022 and First Quarter 2021, we did not have any write-offs or recoveries of our AFS fixed income securities, so these items are not included in the tables above.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. Accrued interest on AFS securities was $46.8 million as of March 31, 2022, and $46.3 million as of December 31, 2021. We did not record any material write-offs of accrued interest during 2022 and 2021.

(b) Quantitative information about unrealized losses on our AFS portfolio is provided below.

March 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$89,044	(4,410)	5,252	(973)	94,296	(5,383)
Foreign government	5,394	(268)	1,996	(184)	7,390	(452)
Obligations of states and political subdivisions	223,497	(9,846)	2,834	(193)	226,331	(10,039)
Corporate securities	1,002,980	(59,605)	6,823	(715)	1,009,803	(60,320)
CLO and other ABS	937,362	(28,658)	101,722	(4,043)	1,039,084	(32,701)
RMBS	545,934	(21,444)	13,731	(1,147)	559,665	(22,591)
CMBS	337,995	(9,807)	23,123	(2,186)	361,118	(11,993)
Total AFS fixed income securities	$3,142,206	(134,038)	155,481	(9,441)	3,297,687	(143,479)

December 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,857	(746)	7,827	(399)	42,684	(1,145)
Foreign government	2,000	(84)	1,061	(39)	3,061	(123)
Obligations of states and political subdivisions	25,837	(235)	—	—	25,837	(235)
Corporate securities	300,549	(4,903)	2,520	(50)	303,069	(4,953)
CLO and other ABS	663,976	(4,934)	53,368	(1,350)	717,344	(6,284)
RMBS	236,010	(2,931)	20	(1)	236,030	(2,932)
CMBS	112,899	(1,016)	20,326	(666)	133,225	(1,682)
Total AFS fixed income securities	$1,376,128	(14,849)	85,122	(2,505)	1,461,250	(17,354)

We do not currently intend to sell any of the securities in the tables above, nor will we be required to sell any of these securities. The increase in gross unrealized losses at March 31, 2022 compared to December 31, 2021 was driven by an increase in benchmark U.S. Treasury rates and a widening of credit spreads. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report, we have concluded that no allowance for credit loss is required on these balances. This conclusion reflects our current judgment about the financial position and future prospects of the entity that issued the investment security and underlying collateral.

(c) Fixed income securities at March 31, 2022 by contractual maturity are shown below. Mortgage-backed securities are included in the maturity tables using the estimated average life of each security. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Listed below are the contractual maturities of fixed income securities at March 31, 2022:

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$396,074	6,727	6,899
Due after one year through five years	2,915,421	5,977	6,012
Due after five years through 10 years	2,425,811	20,331	19,714
Due after 10 years	861,516	—	—
Total fixed income securities	$6,598,822	33,035	32,625

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	March 31, 2022			December 31, 2021
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$281,352	124,761	406,113	273,070	99,734	372,804
Private credit	60,476	92,279	152,755	63,138	92,674	155,812
Real assets	26,159	20,914	47,073	23,524	22,579	46,103
Total alternative investments	367,987	237,954	605,941	359,732	214,987	574,719
Other securities	57,679	—	57,679	49,300	—	49,300
Total other investments	$425,666	237,954	663,620	409,032	214,987	624,019
1In addition to the amounts in this table, previously recognized tax credits are subject to the risk of recapture. We do not consider the risk of recapture to be significant and therefore do not include in this table.

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support at any time during 2022 or 2021.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. As the majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag, the summarized financial statement information is for the three-month period ended, December 31:

Income Statement Information	Quarter ended March 31,
($ in millions)	2022	2021
Net investment income	$135.5	481.6
Realized gains	2,748.0	776.0
Net change in unrealized appreciation	5,178.2	4,630.8
Net income	$8,061.7	5,888.4
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$19.1	20.2

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, certain securities were on deposit with various state and regulatory agencies at March 31, 2022 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2022:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	20.3	20.3
Obligations of states and political subdivisions	—	—	3.8	3.8
RMBS	63.1	35.9	—	99.0
CMBS	5.8	12.8	—	18.6
Total pledged as collateral	$68.9	48.7	24.1	141.7

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of March 31, 2022, or December 31, 2021.
(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2022	2021
Fixed income securities	$53,925	52,823
Commercial mortgage loans ("CMLs")	970	514
Equity securities	2,418	2,488
Short-term investments	101	85
Other investments	19,305	17,433
Investment expenses	(4,117)	(3,627)
Net investment income earned	$72,602	69,716

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2022	2021
Gross gains on sales	$2,197	3,676
Gross losses on sales	(13,560)	(4,471)
Net realized losses on disposals	(11,363)	(795)
Net unrealized (losses) gains on equity securities	(2,154)	11,280
Net credit loss expense on fixed income securities, AFS	(22,052)	(4,997)
Net credit loss benefit (expense) on fixed income securities, HTM	14	(7)
Losses on securities for which we have the intent to sell	(4,797)	(362)
Net realized and unrealized (losses) gains	$(40,352)	5,119

Net realized and unrealized investment gains decreased $45.5 million in First Quarter 2022 compared to First Quarter 2021 primarily driven by (i) active trading of our fixed income securities in an effort to opportunistically increase yield given the rising interest rate environment, and (ii) higher credit loss expense on our AFS fixed income securities portfolio.

Net unrealized losses and gains recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended March 31,
($ in thousands)	2022	2021
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(2,220)	10,097
On securities sold in period	66	1,183
Total unrealized (losses) gains recognized in income on equity securities	$(2,154)	11,280

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,919	59,828	49,917	63,719
6.70% Senior Notes	99,525	116,980	99,520	127,574
5.375% Senior Notes	294,353	332,644	294,330	395,652
3.03% borrowings from FHLBI	60,000	60,747	60,000	64,126
Subtotal long-term debt	503,797	570,199	503,767	651,071
Unamortized debt issuance costs	(3,106)		(3,167)
Finance lease obligations	4,875		5,450
Total long-term debt	$505,566		506,050

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2022, and December 31, 2021:

March 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$127,093	31,671	95,422	—
Foreign government	16,703	—	16,703	—
Obligations of states and political subdivisions	1,125,431	—	1,118,186	7,245
Corporate securities	2,387,740	—	2,264,938	122,802
CLO and other ABS	1,417,214	—	1,286,296	130,918
RMBS	877,959	—	877,959	—
CMBS	646,682	—	646,243	439
Total AFS fixed income securities	6,598,822	31,671	6,305,747	261,404
Equity securities:
Common stock[1]	342,572	246,178	—	—
Preferred stock	2,011	2,011	—	—
Total equity securities	344,583	248,189	—	—
Short-term investments	256,712	250,938	5,774	—
Total assets measured at fair value	$7,200,117	530,798	6,311,521	261,404

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$130,458	60,615	69,843	—
Foreign government	15,860	—	15,860	—
Obligations of states and political subdivisions	1,189,308	—	1,181,563	7,745
Corporate securities	2,573,603	—	2,459,476	114,127
CLO and other ABS	1,350,814	—	1,225,905	124,909
RMBS	776,252	—	776,007	245
CMBS	673,681	—	669,425	4,256
Total AFS fixed income securities	6,709,976	60,615	6,398,079	251,282
Equity securities:
Common stock[1]	333,449	249,846	—	—
Preferred stock	2,088	2,088	—	—
Total equity securities	335,537	251,934	—	—
Short-term investments	447,863	442,723	5,140	—
Total assets measured at fair value	$7,493,376	755,272	6,403,219	251,282
1Investments amounting to $96.4 million at March 31, 2022, and $83.6 million at December 31, 2021, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of the changes in the fair value of securities measured using Level 3 inputs and related quantitative information for the periods indicated:

Quarter ended March 31, 2022
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net (losses) gains for the period included in:
OCI	(343)	(6,529)	(4,335)	(17)	(415)	(11,639)
Net realized and unrealized (losses) gains	(157)	(1,809)	(472)	—	(7)	(2,445)
Net investment income earned	—	4	15	—	47	66
Purchases	—	2,964	27,033	—	—	29,997
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(69)	(136)	(11)	(11)	(227)
Transfers into Level 3	—	17,055	—	—	—	17,055
Transfers out of Level 3	—	(2,941)	(16,096)	(217)	(3,431)	(22,685)
Fair value, March 31, 2022	$7,245	122,802	130,918	—	439	261,404

Change in unrealized losses for the period included in earnings for assets held at period end	(157)	(1,809)	(472)	—	(7)	(2,445)
Change in unrealized gains for the period included in OCI for assets held at period end	(343)	(6,529)	(4,335)	(17)	(415)	(11,639)

Quarter ended March 31, 2021
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	(99)	(2,388)	(1,116)	(3,603)
Net realized and unrealized (losses) gains	—	(91)	(143)	(234)
Net investment income earned	—	1	3	4
Purchases	—	21,100	10,672	31,772
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	(412)	(412)
Transfers into Level 3	5,101	—	—	5,101
Transfers out of Level 3	—	—	(490)	(490)
Fair value, March 31, 2021	$7,896	89,322	64,889	162,107

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(91)	(143)	(234)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(99)	(2,388)	(1,116)	(3,603)

The following tables present quantitative information about the significant unobservable inputs utilized in the fair value measurements of Level 3 assets at March 31, 2022 and December 31, 2021:

March 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Internal valuations:
Corporate securities	$56,510	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3% (1.1)%
CLO and other ABS	46,816	Discounted Cash Flow	Illiquidity Spread	0.01% - 8.0% (1.9)%
Total internal valuations	103,326
Other[1]	158,078
Total Level 3 securities	$261,404

December 31, 2021
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Internal valuations:
Corporate securities	$54,135	Discounted Cash Flow	Illiquidity Spread	0.3% - 3.0% (1.2)%
CLO and other ABS	34,903	Discounted Cash Flow	Illiquidity Spread	0.7% - 8.0% (2.1)%
Total internal valuations	89,038
Other[1]	162,244
Total Level 3 securities	$251,282
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

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured, but were disclosed at fair value at March 31, 2022, and December 31, 2021:

March 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,502	—	3,502	—
Corporate securities	29,123	—	29,123	—
Total HTM fixed income securities	$32,625	—	32,625	—

CMLs	$113,106	—	—	113,106

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$59,828	—	59,828	—
6.70% Senior Notes	116,980	—	116,980	—
5.375% Senior Notes	332,644	—	332,644	—
3.03% borrowings from FHLBI	60,747	—	60,747	—
Total long-term debt	$570,199	—	570,199	—

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,576	—	3,576	—
Corporate securities	25,884	—	25,884	—
Total HTM fixed income securities	$29,460	—	29,460	—

CMLs	$97,598	—	—	97,598

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,719	—	63,719	—
6.70% Senior Notes	127,574	—	127,574	—
5.375% Senior Notes	395,652	—	395,652	—
3.03% borrowings from FHLBI	64,126	—	64,126	—
Total long-term debt	$651,071	—	651,071	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2022	2021
Balance at beginning of period	$13,600	$21,000
Current period change for expected credit losses	916	808
Write-offs charged against the allowance for credit losses	(520)	(874)
Recoveries	304	66
Allowance for credit losses, end of period	$14,300	$21,000

In First Quarter 2022, we recognized an additional allowance for credit losses of $0.7 million, net of write-offs and recoveries. Included in this was a reserve of $2.3 million on 2022 policies based on our historical write-off percentages and assumptions, partially offset by a $1.1 million allowance reduction on older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize.

The heightened credit risk experienced in 2020 as a result of COVID-19 resulted in the allowance for credit losses being increased to $21.0 million, where it remained as of March 31, 2021. During First Quarter 2021, we recognized expected credit losses, net of recoveries, of $2.1 million on 2021 policies based on our historical write-off percentages and assumptions, partially offset by a $1.2 million allowance reduction on older policies.

For a discussion of the methodology used to evaluate our estimate of expected credit losses, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2022, and December 31, 2021:

	March 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$42,025	$(3)	$42,022
A+	349,963	735	350,698
A	97,115	926	98,041
A-	3,230	79	3,309
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$492,333	$1,737	$494,070

Non-rated reinsurers
Federal and state pools	$79,980	$—	$79,980
Other than federal and state pools	4,744	165	4,909
Total non-rated reinsurers	$84,724	$165	$84,889

Total reinsurance recoverable, gross	$577,057	$1,902	$578,959
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$577,359

	December 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$38,601	$9	$38,610
A+	339,857	1,520	341,377
A	95,675	1,227	96,902
A-	3,209	145	3,354
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$477,342	$2,901	$480,243

Non-rated reinsurers
Federal and state pools	$116,378	$—	$116,378
Other than federal and state pools	4,597	450	5,047
Total non-rated reinsurers	$120,975	$450	$121,425

Total reinsurance recoverable, gross	$598,317	$3,351	$601,668
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$600,068

The following table provides a rollforward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended March 31,
	2022	2021
Balance at beginning of period	$1,600	1,777
Current period change for expected credit losses	—	63
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$1,600	1,840

For a discussion of the methodology used to evaluate our estimate of expected credit losses, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following table contains a listing of direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the periods indicated. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report.

	Quarter ended March 31,
($ in thousands)	2022	2021
Premiums written:
Direct	$1,001,049	908,774
Assumed	5,314	5,533
Ceded	(116,565)	(116,129)
Net	$889,798	798,178
Premiums earned:
Direct	$931,376	837,369
Assumed	5,528	5,676
Ceded	(124,621)	(118,085)
Net	$812,283	724,960
Loss and loss expenses incurred:
Direct	$528,588	441,507
Assumed	4,278	3,447
Ceded	(38,630)	(31,553)
Net	$494,236	413,401

Ceded premiums written, ceded premiums earned, and ceded loss and loss expenses incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP	Quarter ended March 31,
($ in thousands)	2022	2021
Ceded premiums written	$(60,889)	(65,742)
Ceded premiums earned	(69,268)	(67,519)
Ceded loss and loss expenses incurred	(2,417)	(2,207)

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2022	2021
Gross reserve for loss and loss expense, at beginning of period	$4,580,903	4,260,355
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	578,641	554,269
Net reserve for loss and loss expense, at beginning of period	4,002,262	3,706,086
Incurred loss and loss expense for claims occurring in the:
Current year	508,299	447,170
Prior years	(14,063)	(33,769)
Total incurred loss and loss expense	494,236	413,401
Paid loss and loss expense for claims occurring in the:
Current year	91,292	80,158
Prior years	312,926	243,687
Total paid loss and loss expense	404,218	323,845
Net reserve for loss and loss expense, at end of period	4,092,280	3,795,642
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	552,111	564,546
Gross reserve for loss and loss expense at end of period	$4,644,391	4,360,188

Prior year reserve development in First Quarter 2022 was favorable by $14.1 million, consisting of $20.0 million of favorable casualty reserve development, partially offset by $5.9 million of unfavorable property reserve development. The favorable casualty reserve development included $10.0 million in our workers compensation line of business, $5.0 million in our general liability line of business, and $5.0 million in our bonds line of business.

Prior year reserve development in First Quarter 2021 was favorable by $33.8 million, consisting of $35.0 million of favorable casualty reserve development, partially offset by $1.2 million of unfavorable property reserve development. The favorable casualty reserve development included $15.0 million in our workers compensation line of business, $15.0 million in our general liability line of business, and $5.0 million in our Excess and Surplus (E&S") casualty lines of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2022	2021
Standard Commercial Lines:
Net premiums earned:
General liability	$216,325	193,520
Commercial automobile	193,830	171,881
Commercial property	120,062	102,810
Workers compensation	84,680	78,190
Businessowners' policies	30,044	28,627
Bonds	10,360	8,593
Other	6,168	5,520
Miscellaneous income	1,101	3,707
Total Standard Commercial Lines revenue	662,570	592,848
Standard Personal Lines:
Net premiums earned:
Personal automobile	39,716	41,393
Homeowners	31,187	30,598
Other	1,739	1,830
Miscellaneous income	428	405
Total Standard Personal Lines revenue	73,070	74,226
E&S Lines:
Net premiums earned:
Casualty lines	54,624	43,833
Property lines	23,548	18,165
Total E&S Lines revenue	78,172	61,998
Investments:
Net investment income	72,602	69,716
Net realized and unrealized investment (losses) gains	(40,352)	5,119
Total Investments revenue	32,250	74,835
Total revenues	$846,062	803,907

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2022	2021
Standard Commercial Lines:
Underwriting income, before federal income tax	$42,384	69,499
Underwriting income, after federal income tax	33,483	54,904
Combined ratio	93.6%	88.2
ROE contribution	5.0	8.6

Standard Personal Lines:
Underwriting income, before federal income tax	$6,520	7,695
Underwriting income, after federal income tax	5,151	6,079
Combined ratio	91.0%	89.6
ROE contribution	0.8	1.0

E&S Lines:
Underwriting income, before federal income tax	$6,925	516
Underwriting income, after federal income tax	5,471	408
Combined ratio	91.1%	99.2
ROE contribution	0.8	0.1

Investments:
Net investment income	$72,602	69,716
Net realized and unrealized investment (losses) gains	(40,352)	5,119
Total investments segment income, before federal income tax	32,250	74,835
Tax on investments segment income	5,613	14,448
Total investments segment income, after federal income tax	$26,637	60,387
ROE contribution of after-tax net investment income earned	8.7	8.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2022	2021
Underwriting income
Standard Commercial Lines	$42,384	69,499
Standard Personal Lines	6,520	7,695
E&S Lines	6,925	516
Investment income	32,250	74,835
Total all segments	88,079	152,545
Interest expense	(7,168)	(7,359)
Corporate expenses	(11,021)	(9,554)
Income, before federal income tax	$69,890	135,632
Preferred stock dividends	(2,300)	(2,453)
Income available to common stockholders, before federal income tax	$67,590	133,179

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). Selective Insurance Company of America (“SICA”) also sponsors the Supplemental Excess Retirement Plan (the “Excess Plan”) and a life insurance benefit plan. All plans are closed to new entrants, and benefits ceased accruing under the Pension Plan and the Excess Plan after March 31, 2016. For more information about SICA's retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2022	2021
Net Periodic Pension Cost (Benefit):
Interest cost	$2,486	2,148
Expected return on plan assets	(5,537)	(5,744)
Amortization of unrecognized net actuarial loss	366	625
Total net periodic pension cost (benefit)[1]	$(2,685)	(2,971)
1 The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2022	2021
Weighted-Average Expense Assumptions:
Discount rate	2.98%	2.68%
Effective interest rate for calculation of interest cost	2.48	2.06
Expected return on plan assets	5.00	5.40

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2022 and First Quarter 2021 were as follows:

First Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$69,890	13,560	56,330
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(261,832)	(54,984)	(206,848)
Unrealized losses on securities with credit loss recognized in earnings	(86,621)	(18,191)	(68,430)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized losses on disposals and intent-to-sell AFS securities	15,991	3,358	12,633
Credit loss expense	22,052	4,631	17,421
Total unrealized losses on investment securities	(310,409)	(65,186)	(245,223)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	417	88	329
Total defined benefit pension and post-retirement plans	417	88	329
Other comprehensive loss	(309,992)	(65,098)	(244,894)
Comprehensive loss	$(240,102)	(51,538)	(188,564)

First Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$135,632	26,362	109,270
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(103,308)	(21,695)	(81,613)
Unrealized losses on securities with credit loss recognized in earnings	(11,320)	(2,377)	(8,943)
Amounts reclassified into net income:
HTM securities	(2)	—	(2)
Net realized losses on disposals and intent-to-sell AFS securities	604	127	477
Credit loss expense	4,997	1,049	3,948
Total unrealized losses on investment securities	(109,029)	(22,896)	(86,133)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	146	547
Total defined benefit pension and post-retirement plans	693	146	547
Other comprehensive loss	(108,336)	(22,750)	(85,586)
Comprehensive income	$27,296	3,612	23,684

The balances of, and changes in, each component of AOCI (net of taxes) as of March 31, 2022 were as follows:

	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2021	$(4,287)	(3)	185,170	180,880	(65,781)	115,099
OCI before reclassifications	(68,430)	—	(206,848)	(275,278)	—	(275,278)
Amounts reclassified from AOCI	17,421	1	12,633	30,055	329	30,384
Net current period OCI	(51,009)	1	(194,215)	(245,223)	329	(244,894)
Balance, March 31, 2022	$(55,296)	(2)	(9,045)	(64,343)	(65,452)	(129,795)
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2022	2021
HTM related
Unrealized (gains) losses on HTM disposals	$—	—	Net realized and unrealized investment (losses) gains
Amortization of net unrealized losses (gains) on HTM securities	1	(2)	Net investment income earned
	1	(2)	Income before federal income tax
	—	—	Total federal income tax expense
	1	(2)	Net income
Net realized losses on disposals and intent-to-sell AFS securities
Net realized losses on disposals and intent-to-sell AFS securities	15,991	604	Net realized and unrealized investment (losses) gains
	15,991	604	Income before federal income tax
	(3,358)	(127)	Total federal income tax expense
	12,633	477	Net income
Credit loss related
Credit loss expense	22,052	4,997	Net realized and unrealized investment (losses) gains
	22,052	4,997	Income before federal income tax
	(4,631)	(1,049)	Total federal income tax expense
	17,421	3,948	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	96	159	Loss and loss expense incurred
	321	534	Other insurance expenses
Total defined benefit pension and post-retirement life	417	693	Income before federal income tax
	(88)	(146)	Total federal income tax expense
	329	547	Net income

Total reclassifications for the period	$30,384	4,970	Net income

NOTE 12. Litigation
As of March 31, 2022, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In the ordinary course of conducting business, we are parties in various legal actions. Most are claims litigation involving our Insurance Subsidiaries as (i) liability insurers defending or providing indemnity for third-party claims brought against our customers, (ii) insurers defending first-party coverage claims brought against them, or (iii) liability insurers seeking declaratory judgment on our insurance coverage obligations. We account for such activity by establishing unpaid loss and loss expense reserves. Considering potential losses and defense costs reserves, we expect that any potential ultimate liability for ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows.

All our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss. All our standard lines commercial property and businessowners' policies also include or attach an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion also is the subject of first-party coverage litigation against some insurers, including us. We cannot predict the outcome of litigation over these two coverage issues, including the interpretation of provisions similar or identical to those in our insurance policies.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions putatively as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith claims handling. We believe that we have valid defenses to these allegations, and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain of these actions are large or indeterminate, it is possible that adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

NOTE 13. Subsequent Events
On April 1, 2022, SICA borrowed $35 million from the FHLBNY at an interest rate of 0.70%. This borrowing was refinanced upon its maturity on May 2, 2022, at an interest rate of 1.10%. This borrowing matures on June 27, 2022. These funds were used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or industry actual results, activity levels, or performance to materially differ from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions, and we can give no assurance that such expectations will prove correct. We undertake no obligation, other than as federal securities laws may require, to publicly update or revise any forward-looking statements for any reason.

Factors that could cause our actual results to differ materially from what we project, forecast, or estimate in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” in Part II. “Other Information” of this Form 10-Q. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at any time. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

Introduction
We classify our business into four reportable segments:

•Standard Commercial Lines;
•Standard Personal Lines;
•Excess and Surplus Lines ("E&S Lines"); and
•Investments.

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").

We write our Standard Commercial and Standard Personal Lines products and services through nine of our insurance subsidiaries, some of which participate in the federal government's National Flood Insurance Program's ("NFIP") Write Your Own Program. We write our E&S products through another subsidiary, Mesa Underwriters Specialty Insurance Company, a nationally-authorized non-admitted platform for customers who generally cannot obtain coverage in the standard marketplace. Collectively, we refer to our ten insurance subsidiaries as the "Insurance Subsidiaries."

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2021 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;

•Financial Highlights of Results for the first quarters ended March 31, 2022 (“First Quarter 2022”) and March 31, 2021 (“First Quarter 2021”);
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2021 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require the use of assumptions about matters that are highly uncertain, and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies and estimates, refer to pages 35 through 43 of our 2021 Annual Report.

Financial Highlights of Results for First Quarter 2022 and First Quarter 20211

($ and shares in thousands, except per share amounts)	Quarter ended March 31,			Change % or Points
	2022		2021
Financial Data:
Revenues	$846,062		803,907	5%
After-tax net investment income	58,515		56,343	4
After-tax underwriting income	44,105		61,391	(28)
Net income before federal income tax	69,890		135,632	(48)
Net income	56,330		109,270	(48)
Net income available to common stockholders	54,030		106,817	(49)

Key Metrics:
Combined ratio	93.1%		89.3	3.8	pts
Invested assets per dollar of common stockholders' equity	$3.02		2.97	2%
Annualized return on common equity ("ROE")	8.1		16.8	(8.7)	pts
Net premiums written to statutory surplus ratio	1.36	x	1.33	0.03

Per Common Share Amounts:
Diluted net income per share	$0.89		1.77	(50)%
Book value per share	42.73		42.38	1
Dividends declared per share to common stockholders	0.28		0.25	12

Non-GAAP Information:
Non-GAAP operating income[2]	$85,908		102,773	(16)%
Diluted non-GAAP operating income per common share[2]	1.41		1.70	(17)
Annualized non-GAAP operating ROE[2]	12.8%		16.2	(3.4)	pts
Adjusted book value per common share[2]	$43.80		38.73	13%
1Refer to the Glossary of Terms attached to our 2021 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2    Non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE, respectively, but exclude after- tax net realized and unrealized gains and losses on investments included in net income. Adjusted book value per common share is a measure comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive (loss) income. They are used as important financial measures by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, annualized ROE, and book value per common share to non-GAAP operating income, non-GAAP operating income per diluted common share, annualized non-GAAP operating ROE, and adjusted book value per common share, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2022	2021
Net income available to common stockholders	$54,030	106,817
Net realized and unrealized investment losses (gains) included in net income, before tax	40,352	(5,119)
Tax on reconciling items	(8,474)	1,075
Non-GAAP operating income	$85,908	102,773

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended March 31,
	2022	2021
Net income available to common stockholders per diluted common share	$0.89	1.77
Net realized and unrealized investment losses (gains) included in net income, before tax	0.66	(0.08)
Tax on reconciling items	(0.14)	0.01
Non-GAAP operating income per diluted common share	$1.41	1.70

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended March 31,
	2022	2021
Annualized ROE	8.1%	16.8
Net realized and unrealized investment losses (gains) included in net income, before tax	6.0	(0.8)
Tax on reconciling items	(1.3)	0.2
Annualized non-GAAP operating ROE	12.8%	16.2

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended March 31,
	2022	2021
Book value per common share	$42.73	42.38
Total unrealized investment losses (gains) included in accumulated other comprehensive (loss) income, before tax	1.35	(4.62)
Tax on reconciling items	(0.28)	0.97
Adjusted book value per common share	$43.80	38.73

The components of our annualized ROE and non-GAAP operating ROE are as follows:

Annualized ROE and non-GAAP operating ROE Components	Quarter ended March 31,		Change Points
	2022	2021
Standard Commercial Lines Segment	5.0%	8.6	(3.6)
Standard Personal Lines Segment	0.8	1.0	(0.2)
E&S Lines Segment	0.8	0.1	0.7
Total insurance operations	6.6	9.7	(3.1)

Investment income	8.7	8.9	(0.2)
Net realized and unrealized investment (losses) gains	(4.7)	0.6	(5.3)
Total investments segment	4.0	9.5	(5.5)

Other	(2.5)	(2.4)	(0.1)

Annualized ROE	8.1%	16.8	(8.7)
Net realized and unrealized investment losses (gains), after tax	4.7	(0.6)	5.3
Annualized Non-GAAP Operating ROE	12.8%	16.2	(3.4)

Our First Quarter 2022 annualized non-GAAP operating ROE of 12.8% was above our full-year 2022 targeted non-GAAP operating ROE of 11%, but below our First Quarter 2021 annualized non-GAAP operating ROE of 16.2%. The decrease compared to First Quarter 2021 was primarily driven by a $17.3 million, or 3.1-point, reduction in after-tax underwriting income, resulting from (i) an increase in non-catastrophe property loss and loss expenses in First Quarter 2022, and (ii) lower favorable prior year casualty reserve development in First Quarter 2022; partially offset by a decrease in net catastrophe losses in First Quarter 2022.

Our First Quarter 2022 results included $245 million of after-tax net unrealized investment losses recorded in stockholders' equity. These investment losses reduced our March 31, 2022 stockholders' equity position, which resulted in an approximate 50 basis point benefit to our First Quarter 2022 annualized ROE and non-GAAP operating ROE.

In addition to the above drivers of the year-over-year change in our annualized non-GAAP operating ROE, the 8.7-point reduction in the annualized ROE was due to a decrease of 5.3 points in net realized and unrealized investment gains in First Quarter 2022 compared to First Quarter 2021. The decrease was primarily driven by (i) active trading of our fixed income securities to opportunistically increase yield in the rising interest rate environment, and (ii) higher credit loss expense on our AFS fixed income securities portfolio.

Outlook
We entered 2022 in the strongest financial position in our 95-year history, with a record level of GAAP equity, statutory capital and surplus, and holding company cash and investments. We were well positioned to continue executing on our strategic objectives and delivering growth and profitability. Although First Quarter 2022 financial results were not as favorable as First Quarter 2021, our overall First Quarter 2022 financial results were strong with 11% growth in NPW and a 12.8% annualized non-GAAP operating ROE, which was above our full-year target of 11%.

While we recorded strong financial results in First Quarter 2022, this quarter included elevated economic inflation, which resulted in a significant increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, which lowered our stockholders' equity by 8% during First Quarter 2022. The higher economic inflation impacted our non-catastrophe property loss and loss expenses with increased severities in our property lines, particularly commercial and personal automobile physical damage results. Should these trends continue in the near-term, it could negatively impact our profitability. We will continue to focus on achieving written renewal pure price increases, along with underwriting improvements, that meet or exceed expected loss trend. We achieved Standard Commercial Lines renewal pure price increases of 4.8% in First Quarter 2022. Renewal pure price increased throughout the quarter, with both February and March rate at 5.1%. This trend continued into April 2022 with renewal pure rate increases of 5.2%.

In addition, the higher interest rates and the widening of credit spreads provide an opportunity to invest our cash flows in new fixed income securities with higher yields, which over time will likely increase the overall book yield on our fixed income securities investment portfolio.

We continue to focus on several other foundational areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through utilization of our enhanced small business platform;
◦Expanding our geographic footprint, with a plan to commence writing Standard Commercial Lines business in the states of Vermont, Alabama, and Idaho in the near-term, and other states over time;
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

Our full-year expectations are as follows:

•A GAAP combined ratio, excluding net catastrophe losses, of 91.0%. Our combined ratio estimate assumes no additional prior-year casualty reserve development;
•Net catastrophe losses of 4.0 points on the combined ratio;
•After-tax net investment income of $205 million (prior guidance $200 million) that includes $15 million (prior guidance $20 million) in after-tax net investment income from our alternative investments;

•An overall effective tax rate of approximately 20.5% that assumes an effective tax rate of 19.5% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2022	2021
Insurance Operations Results:
Net premiums written ("NPW")	$889,798	798,178	11%
Net premiums earned (“NPE”)	812,283	724,960	12
Less:
Loss and loss expense incurred	494,236	413,401	20
Net underwriting expenses incurred	260,639	232,626	12
Dividends to policyholders	1,579	1,223	29
Underwriting income	$55,829	77,710	(28)%
Combined Ratios:
Loss and loss expense ratio	60.8%	57.0	3.8	pts
Underwriting expense ratio	32.1	32.1	—
Dividends to policyholders ratio	0.2	0.2	—
Combined ratio	93.1	89.3	3.8

The 11% NPW growth in First Quarter 2022 compared to First Quarter 2021 reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended March 31,
($ in millions)	2022	2021
Direct new business premiums	$177.2	155.6
Renewal pure price increases on NPW	4.6%	5.2

In addition, our NPW growth in First Quarter 2022 benefited from strong retention and exposure growth driven by increased economic activity in the U.S., which resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our NPW.

The increase in NPE in First Quarter 2022 compared to First Quarter 2021 resulted from the same impacts to the NPW increase described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 3.8 points in First Quarter 2022 compared to First Quarter 2021, primarily due to the following:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$20.6	2.5	pts	$29.9	4.1	pts	(1.6)	pts
(Favorable) prior year casualty reserve development	(20.0)	(2.5)		(35.0)	(4.8)		2.3
Non-catastrophe property loss and loss expenses	150.4	18.5		115.6	15.9		2.6
Total	$151.0	18.5		$110.5	15.2		3.3

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2022		2021
General liability	$(5.0)		(15.0)
Workers compensation	(10.0)		(15.0)
Bonds	(5.0)		—
Total Standard Commercial Lines	(20.0)		(30.0)

Homeowners	—		—
Personal automobile	—		—
Total Standard Personal Lines	—		—

E&S	—		(5.0)

Total (favorable) prior year casualty reserve development	$(20.0)		(35.0)

(Favorable) impact on loss ratio	(2.5)	pts	(4.8)

For additional qualitative discussion on reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2022	2021
Insurance Segments Results:
NPW	$737,639	665,565	11%
NPE	661,469	589,141	12
Less:
Loss and loss expense incurred	399,474	324,850	23
Net underwriting expenses incurred	218,032	193,569	13
Dividends to policyholders	1,579	1,223	29
Underwriting income	42,384	69,499	(39)
Combined Ratios:
Loss and loss expense ratio	60.4%	55.1	5.3	pts
Underwriting expense ratio	33.0	32.9	0.1
Dividends to policyholders ratio	0.2	0.2	—
Combined ratio	93.6	88.2	5.4

NPW growth of 11% in First Quarter 2022 compared to First Quarter 2021 reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) stronger retention as shown in the table below. In addition, NPW growth in First Quarter 2022 benefited from exposure growth.

	Quarter ended March 31,
($ in millions)	2022	2021
Direct new business premiums	$128.4	114.5
Retention	87%	86
Renewal pure price increases on NPW	4.8	5.5

The increase in NPE in First Quarter 2022 compared to First Quarter 2021 resulted from the same impacts to the NPW increase described above.

The 5.3-point increase in the loss and loss expense ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by the following:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$14.9	2.3	pts	$16.1	2.7	(0.4)	pts
Non-catastrophe property loss and loss expenses	115.7	17.5		83.6	14.2	3.3
(Favorable) prior year casualty reserve development	(20.0)	(3.0)		(30.0)	(5.1)	2.1
Total	110.6	16.8		69.7	11.8	5.0

For quantitative information on the favorable prior-year casualty reserve development by line of business, see the "Insurance Operations" section above, and for qualitative information about the significant drivers of this development, see the line of business discussions below.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2022	2021
NPW	$244,118	222,062	10%
Direct new business	37,883	34,253	n/a
Retention	87%	86	n/a
Renewal pure price increases	4.0	4.4	n/a
NPE	$216,325	193,520	12%
Underwriting income	28,817	36,573	(21)
Combined ratio	86.7%	81.1	5.6	pts
% of total Standard Commercial Lines NPW	33	33
1n/a: not applicable.

NPW growth of 10% in First Quarter 2022 compared to First Quarter 2021 benefited from renewal pure price increases, exposure growth, and higher direct new business.

The 5.6-point increase in the combined ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by less favorable prior year casualty reserve development, as follows:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(5.0)	(2.3)	pts	$(15.0)	(7.8)	5.5	pts

The prior year favorable casualty reserve development in First Quarter 2022 was primarily attributable to lower loss severities in accident years 2019 and prior. The First Quarter 2021 prior year favorable casualty reserve development was primarily attributable to improved loss severities in accident years 2018 and prior.

Commercial Automobile
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2022	2021
NPW	$212,595	190,646	12%
Direct new business	31,413	28,746	n/a
Retention	87%	87	n/a
Renewal pure price increases	7.4	9.0	n/a
NPE	$193,830	171,881	13%
Underwriting (loss) income	(10,918)	2,792	(491)
Combined ratio	105.6%	98.4	7.2	pts
% of total Standard Commercial Lines NPW	29	29
1n/a: not applicable.

NPW growth of 12% in First Quarter 2022 compared to First Quarter 2021 benefited from renewal pure price increases, higher direct new business, and exposure growth that reflects 7% growth of in-force vehicle counts as of March 31, 2022 compared to March 31, 2021.

The 7.2-point increase in the combined ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by the following:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$0.3	0.2	pts	$0.2	0.1	0.1	pts
Non-catastrophe property loss and loss expenses	43.0	22.2		29.4	17.1	5.1
Total	$43.3	22.4		$29.6	17.2	5.2

First Quarter 2022 experienced elevated non-catastrophe property loss and loss expenses, due primarily to higher severities from recent inflationary and supply chain impacts that have caused increases to labor and the cost of materials.

In addition, the combined ratio was impacted by a 1.6-point increase in current year casualty loss costs in First Quarter 2022 compared to First Quarter 2021, primarily due to an expected increase in claim frequencies resulting from a more normalized amount of miles driven as the COVID-19-related restrictions continue to lessen.

Commercial Property
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2022	2021
NPW	$130,905	113,382	15%
Direct new business	27,817	24,270	n/a
Retention	86%	85	n/a
Renewal pure price increases	6.2	6.0	n/a
NPE	$120,062	102,810	17%
Underwriting income	176	6,766	97
Combined ratio	99.9%	93.4	6.5	pts
% of total Standard Commercial Lines NPW	18	17
1n/a: not applicable.

NPW growth of 15% in First Quarter 2022 compared to First Quarter 2021 benefited from renewal pure price increases, exposure growth, stronger retention, and higher direct new business.

The 6.5-point increase in the combined ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by the items in the table shown below.

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$12.9	10.8	pts	13.7	13.3	(2.5)	pts
Non-catastrophe property loss and loss expenses	63.1	52.5		44.6	43.4	9.1
Total	$76.0	63.3		58.3	56.7	6.6

First Quarter 2022 experienced elevated non-catastrophe property loss and loss expenses, primarily due to increased severity compared to First Quarter 2021 that reflects the volatility from period to period that is normally associated with our commercial property line of business.

Workers Compensation
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2022	2021
NPW	$97,459	92,291	6%
Direct new business	16,946	15,946	n/a
Retention	87%	86	n/a
Renewal pure price increases	(1.1)	0.2	n/a
NPE	$84,680	78,190	8%
Underwriting income	15,905	20,418	(22)
Combined ratio	81.2%	73.9	7.3	pts
% of total Standard Commercial Lines NPW	13	14
1n/a: not applicable.

NPW growth of 6% in First Quarter 2022 compared to First Quarter 2021 benefited from higher direct new business, exposure growth, and stronger retention.

The 7.3-point increase in the combined ratio in First Quarter 2022 compared to First Quarter 2021 was the result of less favorable prior year casualty reserve development, as follows:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(10.0)	(11.8)	pts	$(15.0)	(19.2)	7.4	pts

The favorable prior year casualty reserve development in First Quarter 2022 was primarily due to improved loss severities in accident years 2019 and prior. The favorable prior year casualty reserve development in First Quarter 2021 was primarily due to improved loss severities in accident years 2018 and prior.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2022	2021
Insurance Segments Results:
NPW	$65,057	65,077	—%
NPE	72,642	73,821	(2)
Less:
Loss and loss expense incurred	48,547	47,166	3
Net underwriting expenses incurred	17,575	18,960	(7)
Underwriting income	6,520	7,695	(15)
Combined Ratios:
Loss and loss expense ratio	66.8%	63.9	2.9	pts
Underwriting expense ratio	24.2	25.7	(1.5)
Combined ratio	91.0	89.6	1.4

NPW was flat in First Quarter 2022 compared to First Quarter 2021, continuing to be impacted by the challenging personal automobile competitive environment. In the third quarter of 2021, we transitioned our personal lines strategy to targeting customers in the mass affluent market where we believe our strong coverage and servicing capabilities can be more competitive.

	Quarter ended March 31,
($ in millions)	2022	2021
Direct new business premiums[1]	$9.6	9.8
Retention	84%	83
Renewal pure price increases on NPW	0.6	0.8
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The 2.9-point increase in the loss and loss expense ratio in First Quarter 2022 compared to First Quarter 2021 was driven by the following:

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$4.3	6.0	pts	5.6	7.6	(1.6)	pts
Non-catastrophe property loss and loss expenses	25.6	35.2		23.1	31.3	3.9
Total	$29.9	41.2		28.7	38.9	2.3

First Quarter 2022 experienced elevated non-catastrophe property loss and loss expenses associated with physical damage losses on our personal automobile line of business due to higher frequencies and severities from recent inflationary and supply chain impacts that have caused increases to labor and the cost of materials. The likely continuation of this trend, coupled with renewal pure price increases below trend, may put pressure on this segment's profitability in the near-term.

In addition, the loss and loss expense ratio was impacted by a 0.7-point increase in current year casualty loss costs in First Quarter 2022 compared to First Quarter 2021, primarily due to an expected increase in claim frequencies resulting from a more normalized amount of miles driven as the COVID-19-related restrictions continue to lessen.

The 1.5-point decrease in the underwriting expense ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by (i) a 0.8-point reduction in commissions, and (ii) a 0.5-point decrease in employee-related expenses.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2022	2021
Insurance Segments Results:
NPW	$87,102	67,536	29%
NPE	78,172	61,998	26
Less:
Loss and loss expense incurred	46,215	41,385	12
Net underwriting expenses incurred	25,032	20,097	25
Underwriting income (loss)	6,925	516	1,242
Combined Ratios:
Loss and loss expense ratio	59.1%	66.8	(7.7)	pts
Underwriting expense ratio	32.0	32.4	(0.4)
Combined ratio	91.1	99.2	(8.1)

The strong NPW growth of 29% in First Quarter 2022 compared to First Quarter 2021 reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in First Quarter 2022 benefited from exposure growth driven by favorable economic conditions in E&S lines in the U.S.

	Quarter ended March 31,
($ in millions)	2022	2021
Direct new business premiums	$39.2	31.3
Overall renewal price increases on NPW	7.7	7.3

The increase in NPE in First Quarter 2022 compared to First Quarter 2021 resulted from the same impacts to the NPW increase described above.

The 7.7-point decrease in the loss and loss expense ratio in First Quarter 2022 compared to First Quarter 2021 was primarily driven by the items in the table shown below.

	First Quarter 2022			First Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$1.3	1.7	pts	$8.3	13.3	(11.6)	pts
Non-catastrophe property loss and loss expenses	9.1	11.6		8.9	14.3	(2.7)
(Favorable) prior year casualty reserve development	—	—		(5.0)	(8.1)	8.1
Total	$10.4	13.3		$12.2	19.5	(6.2)

The decrease in net catastrophe losses in First Quarter 2022 compared to First Quarter 2021 was primarily due to a series of large storms in First Quarter 2021 that significantly impacted Texas and other Southern and Midwestern states, that did not reoccur in First Quarter 2022.

There was no prior year casualty reserve development in First Quarter 2022. The favorable prior year casualty reserve development in First Quarter 2021 was primarily due to improved loss severities in accident years 2016 through 2018.

In addition, the loss and loss expense ratio was impacted by a 1.4-point decrease in current year casualty loss costs in First Quarter 2022 compared to First Quarter 2021. Our E&S casualty lines results have improved over recent years, following a number of underwriting and claims initiatives, strong rate increases, and the decrease in current year casualty loss costs reflects the impacts of these actions.

Investments
The primary objectives of the investment portfolio are to maximize after-tax net investment income and generate long-term growth in book value by maximizing the overall total return of the portfolio. Each objective is balanced against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality core fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. The effective duration of the fixed income securities portfolio, including short-term investments, was 4.1 years as of March 31, 2022, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.5 years at December 31, 2021.

Our fixed income and short-term investments represented 90% of our invested assets at March 31, 2022, and 91% at December 31, 2021. Additionally, as of both dates, our fixed income securities and short-term investments portfolio had a weighted average credit rating of "A+" with investment grade holdings representing 96% of the total portfolio.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2021 Annual Report.

Total Invested Assets
($ in thousands)	March 31, 2022	December 31, 2021	Change
Total invested assets	$7,774,711	8,026,988	(3)%
Invested assets per dollar of common stockholders' equity	3.02	2.88	5
Unrealized (loss) gain – before tax[1]	(56,904)	255,658	(122)
Unrealized (loss) gain – after tax[1]	(44,954)	201,970	(122)
1Includes unrealized losses on fixed income securities of $81.5 million and unrealized gains on equity securities of $24.5 million at March 31, 2022.

Invested assets decreased $252.3 million at March 31, 2022, compared to December 31, 2021, reflecting an increase in pre-tax unrealized losses of $312.6 million, due to an increase in benchmark U.S. Treasury rates and the widening of credit spreads, partially offset by operating cash flows during First Quarter 2022 that were 10% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2022	2021
Fixed income securities	$53,925	52,823	2%
Commercial mortgage loans ("CMLs")	970	514	89
Equity securities	2,418	2,488	(3)
Short-term investments	101	85	19
Other investments	19,305	17,433	11
Investment expenses	(4,117)	(3,627)	14
Net investment income earned – before tax	72,602	69,716	4
Net investment income tax expense	(14,087)	(13,373)	5
Net investment income earned – after tax	$58,515	56,343	4
Effective tax rate	19.4%	19.2	0.2	pts
Annualized after-tax yield on fixed income investments	2.6	2.6	—
Annualized after-tax yield on investment portfolio	3.0	3.0	—

Net investment income earned increased 4% in First Quarter 2022 compared to First Quarter 2021, driven by income earned on fixed income securities and other investments. During First Quarter 2022, we actively traded our fixed income securities portfolio to opportunistically increase yield in the rising interest rate environment. The average after-tax new purchase yield on fixed income security purchases in First Quarter 2022 was 2.6%, which was up sequentially from 2.1% in the fourth quarter of 2021 and 1.7% in First Quarter 2021. In addition, as of March 31, 2022, 14% of our fixed income securities portfolio was invested in floating rate securities, which reset principally to 90-day U.S. dollar-denominated London Interbank Offered Rate.

As the returns on our alternative investments generally follow capital market performance, which was down during First Quarter 2022, we expect losses on these investments in the second quarter of 2022, which will impact net investment income. Over the remainder of 2022, we expect higher reinvestment yields within our fixed income securities portfolio, which will likely result in higher net investment income from these securities.

Realized and Unrealized Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether the fundamentals for that security or sector have deteriorated or the timing is appropriate to opportunistically trade for other securities with better economic-return characteristics.

Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended March 31,		Change %
($ in thousands)	2022	2021
Net realized losses on disposals	$(11,363)	(795)	1,329%
Net unrealized (losses) gains on equity securities	(2,154)	11,280	(119)
Net credit loss expense on fixed income securities, AFS	(22,052)	(4,997)	341
Net credit loss expense on fixed income securities, held-to-maturity	14	(7)	(300)
Losses on securities for which we have the intent to sell	(4,797)	(362)	1,225
Total net realized and unrealized investment (losses) gains	$(40,352)	5,119	(888)

Net realized and unrealized investment gains decreased $45.5 million in First Quarter 2022 compared to First Quarter 2021, primarily driven by (i) active trading of our fixed income securities in First Quarter 2022 to opportunistically increase yield in the rising interest rate environment, and (ii) higher credit loss expense on our AFS fixed income securities portfolio.

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended March 31,
($ in thousands)	2022	2021
Tax at statutory rate	$14,677	28,483
Tax-advantaged interest	(1,074)	(1,178)
Dividends received deduction	(106)	(109)
Executive compensation	258	207
Stock-based compensation	(731)	(464)
Other	536	(577)
Federal income tax expense	13,560	26,362
Income before federal income tax, less preferred stock dividends	67,590	133,179
Effective tax rate	20.1%	19.8

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

The Parent's investment portfolio includes (i) short-term investments that are generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities; (iv) other investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $518 million at March 31, 2022, and $527 million at December 31, 2021.

The composition of the Parent's investment portfolio may change over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to stockholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. Our target is for the Parent to maintain highly liquid investments of at least twice its expected annual net cash outflow needs, or $180 million.

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

The Insurance Subsidiaries paid $40 million in total dividends to the Parent during First Quarter 2022. As of December 31, 2021, our allowable ordinary maximum dividend is $322 million for 2022. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our stockholders if either (i) the Parent would be unable to pay its debts as they became due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to stockholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness", Note 17. "Equity", and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report.

Line of Credit
On December 20, 2019, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in First Quarter 2022. The Line of Credit will mature on December 20, 2022, and has a variable interest rate based on, among other factors, the Parent’s debt ratings. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. We met all covenants under our Line of Credit as of March 31, 2022.

Four of the Insurance Subsidiaries are members of Federal Home Loan Bank ("FHLB") branches, as shown in the following table. Membership requires the ownership of branch stock and includes the right to access liquidity. All Federal Home Loan Bank of Indianapolis ("FHLBI") and Federal Home Loan Bank of New York ("FHLBNY") borrowings are required to be secured by investments pledged as collateral. For additional information regarding collateral outstanding, refer to Note 4. "Investments" in Item 1. "Financial Statements." of this Form 10-Q:

Branch	Insurance Subsidiary Member
FHLBI	Selective Insurance Company of South Carolina ("SICSC")[1] Selective Insurance Company of the Southeast ("SICSE")[1]
FHLBNY	Selective Insurance Company of America ("SICA") Selective Insurance Company of New York ("SICNY")
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of March 31, 2022, we had remaining capacity of $435.2 million for FHLB borrowings, with a $17.1 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings from FHLB branches during First Quarter 2022. However, on April 1, 2022, SICA borrowed $35 million from the FHLBNY at an interest rate of 0.70% with repayment due on May 2, 2022. This borrowing was refinanced upon its maturity on May 2, 2022, at an interest rate of 1.10%. This borrowing now matures on June 27, 2022. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both March 31, 2022, and December 31, 2021. The remaining capacity under these intercompany loan agreements was $109.9 million as of both March 31, 2022, and December 31, 2021.

Capital Market Activities
The Parent had no private or public issuances of stock during First Quarter 2022. In the fourth quarter of 2020, we enhanced our capital structure flexibility at the Parent by issuing $200 million of 4.60% non-cumulative perpetual preferred stock. Net proceeds after issuance costs were $195 million. The Parent is using these proceeds for general corporate purposes, which may include the repurchase of common stock under a $100 million share repurchase program authorized by our Board of Directors (the "Board") in conjunction with the preferred stock offering. During First Quarter 2022, we repurchased 1,000 shares of our common stock under this authorization at a cost of $75,488, with a $75.49 average price per share, excluding commission costs paid. We have $96.5 million of remaining capacity under our share repurchase program. For additional information on the preferred stock transaction and share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On May 4, 2022, our Board declared:

•A quarterly cash dividend on common stock of $0.28 per common share, that is payable June 1, 2022, to holders of record on May 16, 2022; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on June 15, 2022, to holders of record as of May 31, 2022.

Our ability to meet our interest and principal repayment obligations on our debt, as well as our ability to continue to pay dividends to our stockholders, is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Excluding the short-term borrowing described above, our next FHLB borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2022, we had GAAP stockholders' equity of $2.8 billion and statutory surplus of $2.4 billion. With total debt of $505.6 million at March 31, 2022, our debt-to-capital ratio was 15.4%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following table summarizes certain contractual obligations we had at March 31, 2022 that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation	Year of Expiration of Obligation
Alternative and other investments	$238.0	2036
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	60.0	2037
Non-publicly traded common stock within our equity portfolio	16.4	2027
CMLs	6.3	2024
Privately-placed corporate securities	65.1	2026
Total	$385.8

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay and/or refinance these obligations as they come due.

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations pursuant to operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2021.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of March 31, 2022 and December 31, 2021, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share decreased 8% to $42.73 as of March 31, 2022, from $46.24 as of December 31, 2021, driven by a $4.07 change in net unrealized losses on our fixed income securities portfolio and $0.28 in dividends to our common stockholders, partially offset by $0.89 in net income per diluted common share. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates and the widening of credit spreads. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive (loss) income, increased slightly to $43.80 as of March 31, 2022, from $43.23 as of December 31, 2021.

Cash Flows
Net cash provided by operating activities was $93 million in First Quarter 2022 compared to $130 million in First Quarter 2021. Cash flows from operations decreased in First Quarter 2022 primarily driven by reduced underwriting results in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities was $96 million in First Quarter 2022 compared to $111 million in First Quarter 2021. Investing activity was less in First Quarter 2022 as a result of reduced cash flows from our insurance operations.

Net cash used in financing activities remained relatively flat with $24 million in First Quarter 2022 compared to $26 million in First Quarter 2021.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2021 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings	A	Stable

On March 24, 2022, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our (i) business profile as a regional commercial lines writer with strong independent agency relationships, (ii) strong capitalization, and (iii) strong financial performance with stable underwriting results and return metrics that have remained favorable compared to peers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2021 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 12. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of March 31, 2022, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge. Consequently, we can neither predict such new risk factors nor assess the potential future impact, if any, they might have on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2021 Annual Report.

We write business domestically in the United States and we do not have direct exposure within our insurance operations to businesses or individuals in Russia or the Ukraine. We do not have material exposure to investments subject to embargos or Russian reinsurance counterparties. However, the ongoing Russian war against Ukraine is impacting global economic, banking, commodity, and financial markets, exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influences insurance loss costs, premiums and investment valuation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2022	846	$80.04	—	$96.6
February 1 – 28, 2022	70,816	76.56	1,000	96.5
March 1 – 31, 2022	331	83.26	—	96.5
Total	71,993	$76.63	1,000	$96.5
1We purchased these shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.
2On December 2, 2020, we announced our Board of Directors authorized a $100 million share repurchase program with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.
*11	Statement Re: Computation of Per Share Earnings
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	May 5, 2022	By: /s/ John J. Marchioni
John J. Marchioni
Chairperson of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	May 5, 2022	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)