Form 10-Q
period 2022-06-30
SELECTIVE INSURANCE GROUP INC
filed 2022-08-04
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022
or

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
Yes ☐ No ☒
As of July 31, 2022, there were 60,329,641 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2022	December 31, 2021
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $31,305 – 2022; $29,460 – 2021)	$32,149	28,850
Less: allowance for credit losses	(55)	(65)
Fixed income securities, held-to-maturity, net of allowance for credit losses	32,094	28,785
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $50,800 – 2022 and $9,724 – 2021; amortized cost: $6,833,430 – 2022 and $6,490,753 – 2021)	6,439,278	6,709,976
Commercial mortgage loans – at carrying value (fair value: $130,044 – 2022 and $97,598 – 2021)	137,217	95,795
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	137,217	95,795
Equity securities – at fair value (cost: $255,833 – 2022; $308,840 – 2021)	258,515	335,537
Short-term investments	289,219	447,863
Other investments	429,546	409,032
Total investments (Note 4 and 5)	$7,585,869	8,026,988
Cash	401	455
Restricted cash	7,165	44,608
Accrued investment income	50,371	48,247
Premiums receivable	1,132,318	958,787
Less: allowance for credit losses (Note 6)	(14,900)	(13,600)
Premiums receivable, net of allowance for credit losses	1,117,418	945,187
Reinsurance recoverable	573,830	601,668
Less: allowance for credit losses (Note 7)	(1,600)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	572,230	600,068
Prepaid reinsurance premiums	174,575	183,007
Current federal income tax	15,568	772
Deferred federal income tax	109,467	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $265,378 – 2022; $253,427 – 2021	83,367	82,053
Deferred policy acquisition costs	359,379	326,915
Goodwill	7,849	7,849
Other assets	234,014	195,240
Total assets	$10,317,673	10,461,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,722,179	4,580,903
Unearned premiums	1,968,592	1,803,207
Long-term debt	505,069	506,050
Deferred federal income tax	—	13,413
Accrued salaries and benefits	102,527	121,057
Other liabilities	425,216	453,874
Total liabilities	$7,723,583	7,478,504

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2022 and 2021
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,753,108 – 2022; 104,450,916 – 2021	209,506	208,902
Additional paid-in capital	481,380	464,347
Retained earnings	2,660,584	2,603,472
Accumulated other comprehensive (loss) income (Note 11)	(336,370)	115,099
Treasury stock – at cost (shares: 44,425,374 – 2022; 44,266,534 – 2021)	(621,010)	(608,935)
Total stockholders’ equity	$2,594,090	2,982,885
Commitments and contingencies
Total liabilities and stockholders’ equity	$10,317,673	10,461,389

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Net premiums earned	$834,439	740,518	$1,646,722	1,465,478
Net investment income earned	70,222	83,731	142,824	153,447
Net realized and unrealized investment (losses) gains	(42,880)	10,057	(83,232)	15,176
Other income	3,037	6,212	4,566	10,324
Total revenues	864,818	840,518	1,710,880	1,644,425

Expenses:
Loss and loss expense incurred	524,868	421,623	1,019,104	835,024
Amortization of deferred policy acquisition costs	173,381	154,357	343,138	303,408
Other insurance expenses	101,514	94,862	195,504	183,772
Interest expense	7,252	7,366	14,420	14,725
Corporate expenses	7,899	9,112	18,920	18,666
Total expenses	814,914	687,320	1,591,086	1,355,595

Income before federal income tax	49,904	153,198	119,794	288,830

Federal income tax expense:
Current	9,692	32,017	26,870	60,441
Deferred	692	(702)	(2,926)	(2,764)
Total federal income tax expense	10,384	31,315	23,944	57,677

Net income	$39,520	121,883	$95,850	231,153

Preferred stock dividends	2,300	2,300	4,600	4,753

Net income available to common stockholders	$37,220	119,583	$91,250	226,400

Earnings per common share:
Net income available to common stockholders - Basic	$0.62	1.99	$1.51	3.77

Net income available to common stockholders - Diluted	$0.61	1.98	$1.50	3.74

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income	$39,520	121,883	$95,850	231,153

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during period	(176,093)	28,086	(382,941)	(53,527)
Unrealized (losses) gains on securities with credit loss recognized in earnings	(57,427)	7,888	(125,857)	(1,055)
Amounts reclassified into net income:
Held-to-maturity ("HTM") securities	—	(2)	1	(4)
Net realized losses on disposals and intent-to-sell available-for-sale ("AFS") securities	14,354	46	26,987	523
Credit loss expense (benefit)	12,261	(1,795)	29,682	2,153
Total unrealized (losses) gains on investment securities	(206,905)	34,223	(452,128)	(51,910)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	330	548	659	1,095
Total defined benefit pension and post-retirement plans	330	548	659	1,095
Other comprehensive (loss) income	(206,575)	34,771	(451,469)	(50,815)
Comprehensive (loss) income	$(167,055)	156,654	$(355,619)	180,338

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	209,336	208,576	208,902	208,066
Dividend reinvestment plan	12	11	23	24
Stock purchase and compensation plans	158	155	581	652
End of period	209,506	208,742	209,506	208,742

Additional paid-in capital:
Beginning of period	472,790	446,410	464,347	438,985
Dividend reinvestment plan	444	416	887	845
Stock purchase and compensation plans	8,146	7,633	16,146	14,629
End of period	481,380	454,459	481,380	454,459

Retained earnings:
Beginning of period	2,640,437	2,363,189	2,603,472	2,271,537
Net income	39,520	121,883	95,850	231,153
Dividends to preferred stockholders	(2,300)	(2,300)	(4,600)	(4,753)
Dividends to common stockholders	(17,073)	(15,176)	(34,138)	(30,341)
End of period	2,660,584	2,467,596	2,660,584	2,467,596

Accumulated other comprehensive (loss) income:
Beginning of period	(129,795)	134,600	115,099	220,186
Other comprehensive (loss) income	(206,575)	34,771	(451,469)	(50,815)
End of period	(336,370)	169,371	(336,370)	169,371

Treasury stock:
Beginning of period	(614,527)	(608,730)	(608,935)	(599,885)
Acquisition of treasury stock - share repurchase authorization	(6,416)	—	(6,492)	(3,404)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(67)	(71)	(5,583)	(5,512)
End of period	(621,010)	(608,801)	(621,010)	(608,801)

Total stockholders’ equity	$2,594,090	2,891,367	$2,594,090	2,891,367

Dividends declared per preferred share	$287.50	287.50	$575.00	594.17
Dividends declared per common share	$0.28	0.25	$0.56	0.50

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,335,472	60,023,883	60,184,382	59,905,803
Dividend reinvestment plan	5,864	5,636	11,505	12,056
Stock purchase and compensation plan	72,245	77,656	290,687	326,115
Acquisition of treasury stock - share repurchase authorization	(85,059)	—	(86,059)	(52,781)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(788)	(939)	(72,781)	(84,957)
End of period	60,327,734	60,106,236	60,327,734	60,106,236

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2022	2021
Operating Activities
Net income	$95,850	231,153

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,998	27,451
Stock-based compensation expense	11,886	10,927
Undistributed gains of equity method investments	(12,890)	(34,841)
Distributions in excess of current year income of equity method investments	20,252	1,817
Net realized and unrealized losses (gains)	83,232	(15,176)
(Gain) loss on disposal of fixed assets	(1)	10

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	169,114	167,509
Increase in unearned premiums, net of prepaid reinsurance	173,817	165,905
Increase in net federal income taxes	(17,665)	(9,278)
Increase in premiums receivable	(172,231)	(151,936)
Increase in deferred policy acquisition costs	(32,464)	(34,577)
Increase in accrued investment income	(2,116)	(1,124)
Decrease in accrued salaries and benefits	(18,530)	(11,485)
Increase in other assets	(25,598)	(21,991)
Decrease in other liabilities	(51,171)	(31,912)
Net cash provided by operating activities	243,483	292,452

Investing Activities
Purchases of fixed income securities, held-to-maturity	(5,000)	(11,250)
Purchases of fixed income securities, available-for-sale	(1,478,298)	(1,158,017)
Purchases of commercial mortgage loans	(48,926)	(25,945)
Purchases of equity securities	(18,209)	(76,793)
Purchases of other investments	(32,179)	(40,286)
Purchases of short-term investments	(2,041,614)	(2,596,863)
Sales of fixed income securities, available-for-sale	705,039	307,057
Proceeds from commercial mortgage loans	7,504	217
Sales of short-term investments	2,200,624	2,655,450
Redemption and maturities of fixed income securities, held-to-maturity	1,684	1,032
Redemption and maturities of fixed income securities, available-for-sale	392,648	629,512
Sales of equity securities	85,162	57,316
Sales of other investments	2,156	3,128
Distributions from other investments	9,013	6,245
Purchases of property and equipment	(14,101)	(9,491)
Net cash used in investing activities	(234,497)	(258,688)

Financing Activities
Dividends to preferred stockholders	(4,600)	(4,753)
Dividends to common stockholders	(32,886)	(29,155)
Acquisition of treasury stock	(12,075)	(8,916)
Net proceeds from stock purchase and compensation plans	4,280	3,790
Preferred stock issued, net of issuance costs	—	(479)
Proceeds from borrowings	35,000	—
Repayments of borrowings	(35,000)	—
Repayments of finance lease obligations	(1,202)	(229)
Net cash used in financing activities	(46,483)	(39,742)
Net decrease in cash and restricted cash	(37,497)	(5,978)
Cash and restricted cash, beginning of period	45,063	15,231
Cash and restricted cash, end of period	$7,566	9,253

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation
The words "Company,” “we,” “us,” or “our” refer to Selective Insurance Group, Inc. (the "Parent") and its subsidiaries, except as expressly indicated or the context requires otherwise. We have prepared our interim unaudited consolidated financial statements (“Financial Statements”) in conformity with (i) United States ("U.S.") generally accepted accounting principles (“GAAP”), and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These require management to make estimates and assumptions that affect the reported financial statement balances and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All significant intercompany accounts and transactions are eliminated in consolidation.

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2022 (“Second Quarter 2022”) and June 30, 2021 (“Second Quarter 2021”), and the six-month periods ended June 30, 2022 ("Six Months 2022") and June 30, 2021 ("Six Months 2021"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
There was no adoption of accounting pronouncements in Second Quarter and Six Months 2022.

Pronouncements to be effective in the future
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2022. We are currently evaluating the impact of this guidance, but we do not anticipate its adoption to have a material impact on our financial condition and results of operations.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2022	2021
Cash paid (received) during the period for:
Interest	$14,240	14,547
Federal income tax	40,200	66,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,086	4,348
Operating cash flows from financing leases	20	4
Financing cash flows from finance leases	1,202	229

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	17,287	45,392
Corporate actions related to equity securities[1]	—	527
Conversion of AFS fixed income securities to equity securities	1,463	—
Assets acquired under finance lease arrangements	41	183
Assets acquired under operating lease arrangements	5,781	16
Non-cash purchase of property and equipment	17	35
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2022	December 31, 2021
Cash	$401	455
Restricted cash	7,165	44,608
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$7,566	45,063

Amounts included in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2022, and December 31, 2021 were as follows:

June 30, 2022
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$125,665	—	76	(11,396)	114,345
Foreign government	16,900	(265)	1	(1,338)	15,298
Obligations of states and political subdivisions	1,093,211	(1,206)	5,791	(31,558)	1,066,238
Corporate securities	2,461,952	(35,072)	3,651	(154,204)	2,276,327
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,518,994	(3,623)	2,906	(80,499)	1,437,778
Residential mortgage-backed securities ("RMBS")	971,347	(10,616)	1,254	(50,185)	911,800
Commercial mortgage-backed securities ("CMBS")	645,361	(18)	666	(28,517)	617,492
Total AFS fixed income securities	$6,833,430	(50,800)	14,345	(357,697)	6,439,278

December 31, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$127,974	—	3,629	(1,145)	130,458
Foreign government	15,420	(46)	609	(123)	15,860
Obligations of states and political subdivisions	1,121,422	(137)	68,258	(235)	1,189,308
Corporate securities	2,478,348	(6,682)	106,890	(4,953)	2,573,603
CLO and other ABS	1,343,687	(939)	14,350	(6,284)	1,350,814
RMBS	756,280	(1,909)	24,813	(2,932)	776,252
CMBS	647,622	(11)	27,752	(1,682)	673,681
Total AFS fixed income securities	$6,490,753	(9,724)	246,301	(17,354)	6,709,976

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended June 30, 2022
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$150	117	—	12	(14)	—	265
Obligations of states and political subdivisions	1,991	534	—	(1,166)	(153)	—	1,206
Corporate securities	23,066	8,323	—	5,732	(1,944)	(105)	35,072
CLO and other ABS	2,283	530	—	819	(9)	—	3,623
RMBS	10,029	173	—	507	(93)	—	10,616
CMBS	80	—	—	(62)	—	—	18
Total AFS fixed income securities	$37,599	9,677	—	5,842	(2,213)	(105)	50,800

Quarter ended June 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$56	—	(7)	—	—	49
Obligations of states and political subdivisions	201	—	(163)	—	—	38
Corporate securities	6,166	148	(2,403)	(373)	(61)	3,477
CLO and other ABS	1,470	—	(70)	(1)	—	1,399
RMBS	864	3	230	(63)	—	1,034
CMBS	24	4	(14)	—	—	14
Total AFS fixed income securities	$8,781	155	(2,427)	(437)	(61)	6,011

Six Months ended June 30, 2022
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$46	236	—	(3)	(14)	—	265
Obligations of states and political subdivisions	137	1,237	—	(4)	(164)	—	1,206
Corporate securities	6,682	28,243	—	4,542	(3,191)	(1,204)	35,072
CLO and other ABS	939	2,058	—	637	(11)	—	3,623
RMBS	1,909	174	8,318	443	(228)	—	10,616
CMBS	11	17	—	(10)	—	—	18
Total AFS fixed income securities	$9,724	31,965	8,318	5,605	(3,608)	(1,204)	50,800

Six Months ended June 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	49	(1)	—	—	49
Obligations of states and political subdivisions	4	25	9	—	—	38
Corporate securities	2,782	2,185	(909)	(520)	(61)	3,477
CLO and other ABS	592	941	(116)	(18)	—	1,399
RMBS	561	618	(68)	(77)	—	1,034
CMBS	29	2	(17)	—	—	14
Total AFS fixed income securities	$3,969	3,820	(1,102)	(615)	(61)	6,011

During Second Quarter and Six Months 2022 and 2021, we did not have any write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. Accrued interest on AFS securities was $49.1 million as of June 30, 2022, and $46.3 million as of December 31, 2021. We did not record any material write-offs of accrued interest during 2022 and 2021.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

June 30, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$89,797	(9,864)	4,522	(1,532)	94,319	(11,396)
Foreign government	11,027	(962)	1,799	(376)	12,826	(1,338)
Obligations of states and political subdivisions	466,743	(31,280)	2,875	(278)	469,618	(31,558)
Corporate securities	1,649,434	(152,902)	6,839	(1,302)	1,656,273	(154,204)
CLO and other ABS	1,114,978	(68,918)	158,322	(11,581)	1,273,300	(80,499)
RMBS	813,811	(47,346)	17,605	(2,839)	831,416	(50,185)
CMBS	511,458	(24,251)	33,690	(4,266)	545,148	(28,517)
Total AFS fixed income securities	$4,657,248	(335,523)	225,652	(22,174)	4,882,900	(357,697)

December 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,857	(746)	7,827	(399)	42,684	(1,145)
Foreign government	2,000	(84)	1,061	(39)	3,061	(123)
Obligations of states and political subdivisions	25,837	(235)	—	—	25,837	(235)
Corporate securities	300,549	(4,903)	2,520	(50)	303,069	(4,953)
CLO and other ABS	663,976	(4,934)	53,368	(1,350)	717,344	(6,284)
RMBS	236,010	(2,931)	20	(1)	236,030	(2,932)
CMBS	112,899	(1,016)	20,326	(666)	133,225	(1,682)
Total AFS fixed income securities	$1,376,128	(14,849)	85,122	(2,505)	1,461,250	(17,354)

We currently do not intend to sell any of the securities summarized in the tables above, nor will we be required to sell any of them. The increase in gross unrealized losses as of June 30, 2022 compared to December 31, 2021 was driven by an increase in benchmark U.S. Treasury rates and a widening of credit spreads. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report, we have concluded that no allowance for credit loss is required on these balances in addition to the allowance for credit loss already recorded in Six Months 2022. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) Fixed income securities at June 30, 2022, by contractual maturity are shown below. The maturities of mortgage-backed securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$330,440	6,721	6,817
Due after one year through five years	2,794,530	5,252	5,218
Due after five years through 10 years	2,450,184	20,121	19,270
Due after 10 years	864,124	—	—
Total fixed income securities	$6,439,278	32,094	31,305

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	June 30, 2022			December 31, 2021
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$289,965	124,342	414,307	273,070	99,734	372,804
Private credit	56,805	92,436	149,241	63,138	92,674	155,812
Real assets	26,546	29,916	56,462	23,524	22,579	46,103
Total alternative investments	373,316	246,694	620,010	359,732	214,987	574,719
Other securities	56,230	—	56,230	49,300	—	49,300
Total other investments	$429,546	246,694	676,240	409,032	214,987	624,019
1In addition to the amounts in this table, previously recognized tax credits are subject to the risk of recapture. We do not consider the risk of recapture to be significant and therefore do not reflect this risk in the Maximum Exposure to Loss column in this table.

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2022 or 2021.

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the total net income reported by these investments to all of their investors for the three and six months ended March 31, 2022 and March 31, 2021, and (ii) the portion of these results that are included in our Second Quarter and Six Months 2022 and 2021 results:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2022	2021	2022	2021
Net investment income	$270.9	8.4	$406.5	490.0
Realized gains	6,233.5	1,392.5	8,981.5	2,168.6
Net change in unrealized appreciation	(3,962.4)	4,948.9	1,215.9	9,579.7
Net income	$2,542.0	6,349.8	$10,603.9	12,238.3
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$9.3	29.9	$28.4	50.1

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at June 30, 2022 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2022:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	20.1	20.1
Obligations of states and political subdivisions	—	—	3.6	3.6
RMBS	60.5	32.8	—	93.3
CMBS	5.2	12.2	—	17.4
Total pledged as collateral	$65.7	45.0	23.7	134.4

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of June 30, 2022, or December 31, 2021.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Fixed income securities	$62,144	52,608	$116,069	105,431
Commercial mortgage loans ("CMLs")	1,192	695	2,162	1,209
Equity securities	2,639	2,982	5,057	5,470
Short-term investments	407	55	508	140
Other investments	9,060	32,860	28,365	50,293
Investment expenses	(5,220)	(5,469)	(9,337)	(9,096)
Net investment income earned	$70,222	83,731	$142,824	153,447

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Gross gains on sales	$14,552	2,079	$16,749	5,755
Gross losses on sales	(19,345)	(1,811)	(32,905)	(6,282)
Net realized (losses) gains on disposals	(4,793)	268	(16,156)	(527)
Net unrealized (losses) gains on equity securities	(21,860)	7,661	(24,014)	18,941
Net credit loss (expense) benefit on fixed income securities, AFS	(15,519)	2,272	(37,571)	(2,725)
Net credit loss benefit (expense) on fixed income securities, HTM	(6)	(53)	8	(60)
Losses on securities for which we have the intent to sell	(702)	(91)	(5,499)	(453)
Net realized and unrealized (losses) gains	$(42,880)	10,057	$(83,232)	15,176

Net realized and unrealized investment gains decreased $52.9 million in Second Quarter 2022 and $98.4 million in Six Months 2022 compared to the same prior-year periods, primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities in an effort to opportunistically increase yield given the rising interest rate environment, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Net unrealized losses and gains recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(13,031)	7,458	$(14,843)	16,942
On securities sold in period	(8,829)	203	(9,171)	1,999
Total unrealized (losses) gains recognized in income on equity securities	$(21,860)	7,661	$(24,014)	18,941

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,919	54,815	49,917	63,719
6.70% Senior Notes	99,531	106,571	99,520	127,574
5.375% Senior Notes	294,376	287,115	294,330	395,652
3.03% borrowings from FHLBI	60,000	59,252	60,000	64,126
Subtotal long-term debt	503,826	507,753	503,767	651,071
Unamortized debt issuance costs	(3,046)		(3,167)
Finance lease obligations	4,289		5,450
Total long-term debt	$505,069		506,050

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2022, and December 31, 2021:

June 30, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$114,345	35,242	79,103	—
Foreign government	15,298	—	15,298	—
Obligations of states and political subdivisions	1,066,238	—	1,059,230	7,008
Corporate securities	2,276,327	—	2,117,038	159,289
CLO and other ABS	1,437,778	—	1,314,162	123,616
RMBS	911,800	—	911,800	—
CMBS	617,492	—	617,085	407
Total AFS fixed income securities	6,439,278	35,242	6,113,716	290,320
Equity securities:
Common stock[1]	256,773	159,243	—	—
Preferred stock	1,742	1,742	—	—
Total equity securities	258,515	160,985	—	—
Short-term investments	289,219	288,717	502	—
Total assets measured at fair value	$6,987,012	484,944	6,114,218	290,320

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$130,458	60,615	69,843	—
Foreign government	15,860	—	15,860	—
Obligations of states and political subdivisions	1,189,308	—	1,181,563	7,745
Corporate securities	2,573,603	—	2,459,476	114,127
CLO and other ABS	1,350,814	—	1,225,905	124,909
RMBS	776,252	—	776,007	245
CMBS	673,681	—	669,425	4,256
Total AFS fixed income securities	6,709,976	60,615	6,398,079	251,282
Equity securities:
Common stock[1]	333,449	249,846	—	—
Preferred stock	2,088	2,088	—	—
Total equity securities	335,537	251,934	—	—
Short-term investments	447,863	442,723	5,140	—
Total assets measured at fair value	$7,493,376	755,272	6,403,219	251,282
1Investments amounting to $97.5 million at June 30, 2022, and $83.6 million at December 31, 2021, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Six Months 2022 and Six Months 2021:

June 30, 2022
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net (losses) gains for the period included in:
OCI	(581)	(16,422)	(8,592)	(17)	(446)	(26,058)
Net realized and unrealized (losses) gains	(156)	(2,047)	(777)	—	(7)	(2,987)
Net investment income earned	—	14	68	—	47	129
Purchases	—	55,343	39,133	—	—	94,476
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(3,903)	(6,479)	(11)	(12)	(10,405)
Transfers into Level 3	—	19,214	—	—	—	19,214
Transfers out of Level 3	—	(7,037)	(24,646)	(217)	(3,431)	(35,331)
Fair value, June 30, 2022	$7,008	159,289	123,616	—	407	290,320

Change in unrealized losses for the period included in earnings for assets held at period end	(156)	(2,047)	(777)	—	(7)	(2,987)
Change in unrealized losses for the period included in OCI for assets held at period end	(581)	(16,424)	(8,551)	(17)	(446)	(26,019)

June 30, 2021
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	(13)	1,899	396	2,282
Net realized and unrealized (losses) gains	—	11	(82)	(71)
Net investment income earned	—	13	6	19
Purchases	—	25,403	17,639	43,042
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(167)	(1,429)	(1,596)
Transfers into Level 3	5,101	—	3,226	8,327
Transfers out of Level 3	—	(7,454)	(5,394)	(12,848)
Fair value, June 30, 2021	$7,982	90,405	70,737	169,124

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	11	(82)	(71)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(13)	1,899	396	2,282

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at June 30, 2022, and December 31, 2021:

June 30, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$76,726	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 19.6%	1.8%
CLO and other ABS	40,429	Discounted Cash Flow	Illiquidity Spread	0.01% - 8.0%	2.0%
Total internal valuations	117,155
Other[1]	173,165
Total Level 3 securities	$290,320

December 31, 2021
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$54,135	Discounted Cash Flow	Illiquidity Spread	0.3% - 3.0%	1.2%
CLO and other ABS	34,903	Discounted Cash Flow	Illiquidity Spread	0.7% - 8.0%	2.1%
Total internal valuations	89,038
Other[1]	162,244
Total Level 3 securities	$251,282
1Other is comprised of broker quotes or other third-party pricing for which there is a lack of transparency into the inputs used to develop the valuations. The quantitative details of these unobservable inputs is neither provided to us, nor reasonably available to us, and therefore are not included in the tables above.

For the securities in the tables above valued using a discounted cash flow analysis, we apply an illiquidity spread in our determination of fair value. An increase in this assumption would result in a lower fair value measurement.

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at June 30, 2022, and December 31, 2021:

June 30, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,468	—	3,468	—
Corporate securities	27,837	—	27,837	—
Total HTM fixed income securities	$31,305	—	31,305	—

CMLs	$130,044	—	—	130,044

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,815	—	54,815	—
6.70% Senior Notes	106,571	—	106,571	—
5.375% Senior Notes	287,115	—	287,115	—
3.03% borrowings from FHLBI	59,252	—	59,252	—
Total long-term debt	$507,753	—	507,753	—

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,576	—	3,576	—
Corporate securities	25,884	—	25,884	—
Total HTM fixed income securities	$29,460	—	29,460	—

CMLs	$97,598	—	—	97,598

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,719	—	63,719	—
6.70% Senior Notes	127,574	—	127,574	—
5.375% Senior Notes	395,652	—	395,652	—
3.03% borrowings from FHLBI	64,126	—	64,126	—
Total long-term debt	$651,071	—	651,071	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$14,300	$21,000	$13,600	$21,000
Current period change for expected credit losses	1,169	733	2,085	1,541
Write-offs charged against the allowance for credit losses	(918)	(3,526)	(1,438)	(4,400)
Recoveries	349	93	653	159
Allowance for credit losses, end of period	$14,900	$18,300	$14,900	$18,300

In Second Quarter 2022, we recognized an additional allowance for credit losses on premiums receivable of $1.5 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $0.6 million on 2022 policies based on our historical write-off percentages and assumptions, and an additional reserve of $0.9 million on 2021 and older policies.

In Six Months 2022, we recognized an additional allowance for credit losses on premiums receivable of $2.7 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $4.2 million on 2022 policies based on our historical write-off percentages and assumptions, partially offset by a $1.5 million allowance reduction on 2021 and older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize.

In Second Quarter 2021, we recognized expected credit losses, excluding the impact of write-offs, of $3.0 million on 2021 policies based on our historical write-off percentages and assumptions, partially offset by a $2.2 million allowance reduction on older policies. In Six Months 2021, we recognized expected credit losses, excluding the impact of write-offs, of $5.1 million on 2021 policies based on our historical write-off percentages and assumptions, partially offset by a $3.4 million allowance reduction on older policies.

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2022, and December 31, 2021:

	June 30, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$41,450	$8	$41,458
A+	352,302	891	353,193
A	96,898	897	97,795
A-	2,647	90	2,737
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$493,297	$1,886	$495,183

Non-rated reinsurers
Federal and state pools	$74,380	$—	$74,380
Other than federal and state pools	4,181	86	4,267
Total non-rated reinsurers	$78,561	$86	$78,647

Total reinsurance recoverable, gross	$571,858	$1,972	$573,830
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$572,230

	December 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$38,601	$9	$38,610
A+	339,857	1,520	341,377
A	95,675	1,227	96,902
A-	3,209	145	3,354
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$477,342	$2,901	$480,243

Non-rated reinsurers
Federal and state pools	$116,378	$—	$116,378
Other than federal and state pools	4,597	450	5,047
Total non-rated reinsurers	$120,975	$450	$121,425

Total reinsurance recoverable, gross	$598,317	$3,351	$601,668
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$600,068

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,600	1,840	$1,600	1,777
Current period change for expected credit losses	—	(63)	—	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,600	1,777	$1,600	1,777

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expenses incurred for the indicated periods. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report.

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Premiums written:
Direct	$1,050,506	954,770	$2,051,555	1,863,544
Assumed	8,552	4,872	13,866	10,405
Ceded	(128,317)	(126,437)	(244,882)	(242,566)
Net	$930,741	833,205	$1,820,539	1,631,383
Premiums earned:
Direct	$955,651	853,456	$1,887,027	1,690,825
Assumed	7,481	4,411	13,009	10,087
Ceded	(128,693)	(117,349)	(253,314)	(235,434)
Net	$834,439	740,518	$1,646,722	1,465,478
Loss and loss expenses incurred:
Direct	$559,913	460,073	$1,088,501	901,580
Assumed	5,125	3,217	9,403	6,664
Ceded	(40,170)	(41,667)	(78,800)	(73,220)
Net	$524,868	421,623	$1,019,104	835,024

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2022	2021
Gross reserve for loss and loss expense, at beginning of period	$4,580,903	4,260,355
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	578,641	554,269
Net reserve for loss and loss expense, at beginning of period	4,002,262	3,706,086
Incurred loss and loss expense for claims occurring in the:
Current year	1,041,778	886,801
Prior years	(22,674)	(51,777)
Total incurred loss and loss expense	1,019,104	835,024
Paid loss and loss expense for claims occurring in the:
Current year	272,401	227,505
Prior years	570,868	455,919
Total paid loss and loss expense	843,269	683,424
Net reserve for loss and loss expense, at end of period	4,178,097	3,857,686
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	544,082	579,567
Gross reserve for loss and loss expense at end of period	$4,722,179	4,437,253

Prior year reserve development in Six Months 2022 was favorable by $22.7 million, consisting of $32.0 million of favorable casualty reserve development, partially offset by $9.3 million of unfavorable property reserve development. The favorable casualty reserve development included $20.0 million in our workers compensation line of business, $7.0 million in our bonds line of business, and $5.0 million in our general liability line of business.

Prior year reserve development in Six Months 2021 was favorable by $51.8 million, consisting of $52.0 million of casualty reserve development. The favorable casualty reserve development included $25.0 million in our general liability line of business, $20.0 million in our workers compensation line of business, and $7.0 million in our Excess and Surplus (E&S") casualty lines of business.
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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Standard Commercial Lines:
Net premiums earned:
General liability	$226,285	197,293	$442,610	390,813
Commercial automobile	198,381	178,028	392,211	349,909
Commercial property	123,562	106,113	243,624	208,923
Workers compensation	83,502	74,337	168,182	152,527
Businessowners' policies	31,508	29,311	61,552	57,938
Bonds	10,682	8,993	21,042	17,586
Other	6,317	5,679	12,485	11,199
Miscellaneous income	2,596	5,795	3,697	9,502
Total Standard Commercial Lines revenue	682,833	605,549	1,345,403	1,198,397
Standard Personal Lines:
Net premiums earned:
Personal automobile	39,952	41,009	79,668	82,402
Homeowners	31,630	30,570	62,817	61,168
Other	1,756	1,714	3,495	3,544
Miscellaneous income	441	417	869	822
Total Standard Personal Lines revenue	73,779	73,710	146,849	147,936
E&S Lines:
Net premiums earned:
Casualty lines	56,041	47,642	110,665	91,475
Property lines	24,823	19,829	48,371	37,994
Total E&S Lines revenue	80,864	67,471	159,036	129,469
Investments:
Net investment income	70,222	83,731	142,824	153,447
Net realized and unrealized investment (losses) gains	(42,880)	10,057	(83,232)	15,176
Total Investments revenue	27,342	93,788	59,592	168,623
Total revenues	$864,818	840,518	$1,710,880	1,644,425

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Standard Commercial Lines:
Underwriting income, before federal income tax	$46,708	67,938	$89,092	137,437
Underwriting income, after federal income tax	36,899	53,671	70,383	108,575
Combined ratio	93.1%	88.7	93.4	88.4
ROE contribution	6.0	8.2	5.5	8.3

Standard Personal Lines:
Underwriting (loss) income, before federal income tax	$(12,367)	5,644	$(5,847)	13,339
Underwriting (loss) income, after federal income tax	(9,770)	4,459	(4,619)	10,538
Combined ratio	116.9%	92.3	104.0	90.9
ROE contribution	(1.6)	0.7	(0.4)	0.8

E&S Lines:
Underwriting income, before federal income tax	$3,372	2,306	$10,297	2,822
Underwriting income, after federal income tax	2,664	1,822	8,135	2,229
Combined ratio	95.8%	96.6	93.5	97.8
ROE contribution	0.4	0.3	0.6	0.2

Investments:
Net investment income earned	$70,222	83,731	$142,824	153,447
Net realized and unrealized investment (losses) gains	(42,880)	10,057	(83,232)	15,176
Total investments segment income, before federal income tax	27,342	93,788	59,592	168,623
Tax on investments segment income	4,559	18,402	10,172	32,850
Total investments segment income, after federal income tax	$22,783	75,386	$49,420	135,773
ROE contribution of after-tax net investment income earned	9.1	10.3	8.9	9.5

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Underwriting income (loss)
Standard Commercial Lines	$46,708	67,938	$89,092	137,437
Standard Personal Lines	(12,367)	5,644	(5,847)	13,339
E&S Lines	3,372	2,306	10,297	2,822
Investment income	27,342	93,788	59,592	168,623
Total all segments	65,055	169,676	153,134	322,221
Interest expense	(7,252)	(7,366)	(14,420)	(14,725)
Corporate expenses	(7,899)	(9,112)	(18,920)	(18,666)
Income, before federal income tax	$49,904	153,198	$119,794	288,830
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,753)
Income available to common stockholders, before federal income tax	$47,604	150,898	$115,194	284,077

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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Net Periodic Pension Cost (Benefit):
Interest cost	$2,486	2,149	$4,972	4,297
Expected return on plan assets	(5,537)	(5,744)	(11,074)	(11,488)
Amortization of unrecognized net actuarial loss	367	625	733	1,250
Total net periodic pension cost (benefit)[1]	$(2,684)	(2,970)	$(5,369)	(5,941)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Six Months ended June 30,
	2022	2021
Weighted-Average Expense Assumptions:
Discount rate	2.98%	2.68%
Effective interest rate for calculation of interest cost	2.48	2.06
Expected return on plan assets	5.00	5.40

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter and Six Months 2022 and 2021 are as follows:

Second Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$49,904	10,384	39,520
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(222,903)	(46,810)	(176,093)
Unrealized losses on securities with credit loss recognized in earnings	(72,691)	(15,264)	(57,427)
Amounts reclassified into net income:
HTM securities	—	—	—
Net realized losses on disposals and intent-to-sell AFS securities	18,170	3,816	14,354
Credit loss expense	15,519	3,258	12,261
Total unrealized losses on investment securities	(261,905)	(55,000)	(206,905)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	417	87	330
Total defined benefit pension and post-retirement plans	417	87	330
Other comprehensive loss	(261,488)	(54,913)	(206,575)
Comprehensive loss	$(211,584)	(44,529)	(167,055)

Second Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$153,198	31,315	121,883
Components of OCI:
Unrealized gains on investment securities:
Unrealized holding gains during the period	35,553	7,467	28,086
Unrealized gains on securities with credit loss recognized in earnings	9,985	2,097	7,888
Amounts reclassified into net income:
HTM securities	(3)	(1)	(2)
Net realized losses on disposals and intent-to-sell AFS securities	58	12	46
Credit loss benefit	(2,272)	(477)	(1,795)
Total unrealized gains on investment securities	43,321	9,098	34,223
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	145	548
Total defined benefit pension and post-retirement plans	693	145	548
Other comprehensive income	44,014	9,243	34,771
Comprehensive income	$197,212	40,558	156,654

Six Months 2022
($ in thousands)	Gross	Tax	Net
Net income	$119,794	23,944	95,850
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(484,735)	(101,794)	(382,941)
Unrealized losses on securities with credit loss recognized in earnings	(159,312)	(33,455)	(125,857)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized losses on disposals and intent-to-sell AFS securities	34,161	7,174	26,987
Credit loss expense	37,571	7,889	29,682
Total unrealized losses on investment securities	(572,314)	(120,186)	(452,128)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	834	175	659
Total defined benefit pension and post-retirement plans	834	175	659
Other comprehensive loss	(571,480)	(120,011)	(451,469)
Comprehensive income	$(451,686)	(96,067)	(355,619)

Six Months 2021
($ in thousands)	Gross	Tax	Net
Net income	$288,830	57,677	231,153
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(67,755)	(14,228)	(53,527)
Unrealized losses on securities with credit loss recognized in earnings	(1,335)	(280)	(1,055)
Amounts reclassified into net income:
HTM securities	(5)	(1)	(4)
Net realized losses on disposals and intent-to-sell AFS securities	662	139	523
Credit loss expense	2,725	572	2,153
Total unrealized losses on investment securities	(65,708)	(13,798)	(51,910)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,386	291	1,095
Total defined benefit pension and post-retirement plans	1,386	291	1,095
Other comprehensive loss	(64,322)	(13,507)	(50,815)
Comprehensive income	$224,508	44,170	180,338

The balances of, and changes in, each component of AOCI (net of taxes) as of June 30, 2022, were as follows:

June 30, 2022	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2021	$(4,287)	(3)	185,170	180,880	(65,781)	115,099
OCI before reclassifications	(125,857)	—	(382,941)	(508,798)	—	(508,798)
Amounts reclassified from AOCI	29,682	1	26,987	56,670	659	57,329
Net current period OCI	(96,175)	1	(355,954)	(452,128)	659	(451,469)
Balance, June 30, 2022	$(100,462)	(2)	(170,784)	(271,248)	(65,122)	(336,370)
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2022	2021	2022	2021
HTM related
Unrealized (gains) losses on HTM disposals	$—	—	$—	—	Net realized and unrealized investment (losses) gains
Amortization of net unrealized (gains) losses on HTM securities	—	(3)	1	(5)	Net investment income earned
	—	(3)	1	(5)	Income before federal income tax
	—	1	—	1	Total federal income tax expense
	—	(2)	1	(4)	Net income
Net realized losses on disposals and intent-to-sell AFS securities
Net realized losses on disposals and intent-to-sell AFS securities	18,170	58	34,161	662	Net realized and unrealized investment (losses) gains
	18,170	58	34,161	662	Income before federal income tax
	(3,816)	(12)	(7,174)	(139)	Total federal income tax expense
	14,354	46	26,987	523	Net income
Credit loss related
Credit loss expense (benefit)	15,519	(2,272)	37,571	2,725	Net realized and unrealized investment (losses) gains
	15,519	(2,272)	37,571	2,725	Income before federal income tax
	(3,258)	477	(7,889)	(572)	Total federal income tax expense
	12,261	(1,795)	29,682	2,153	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	84	160	180	319	Loss and loss expense incurred
	333	533	654	1,067	Other insurance expenses
Total defined benefit pension and post-retirement life	417	693	834	1,386	Income before federal income tax
	(87)	(145)	(175)	(291)	Total federal income tax expense
	330	548	659	1,095	Net income

Total reclassifications for the period	$26,945	(1,203)	$57,329	3,767	Net income

NOTE 12. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, which has no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. Through Six Months 2022, we repurchased 86,059 shares of our common stock under our share repurchase program, of which 85,059 were repurchased in Second Quarter 2022. The total cost of repurchases was $6.5 million in Six Months 2022. We had $90.1 million of remaining capacity under our share repurchase program as of June 30, 2022.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders:	$37,220	119,583	91,250	226,400

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,440	60,164	60,412	60,126
Effect of dilutive securities - stock compensation plans	407	330	416	352
Weighted average common shares outstanding - diluted	60,847	60,494	60,828	60,478

EPS:
Basic	$0.62	1.99	1.51	3.77
Diluted	0.61	1.98	1.50	3.74

NOTE 14. Litigation
As of June 30, 2022, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

All our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss. All our standard lines commercial property and businessowners' policies also include or attach an exclusion that states that all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion also is the subject of first-party coverage litigation against some insurers, including us. To date, insurers (including us) have prevailed in the majority of these suits, with most decisions holding that COVID-19 does not cause physical loss of or damage to property and the Virus Exclusion is valid. Nonetheless, these two matters continue to be litigated in trial courts, are subject to review by state and federal appellate courts, and their ultimate outcome cannot be assured.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions punitively as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith claims handling. We believe that we have valid defenses to these allegations, and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain of these actions are large or indeterminate, it is possible that adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2022 (“Second Quarter 2022”) and June 30, 2021 (“Second Quarter 2021”); and the six-month periods ended June 30, 2022 ("Six Months 2022") and June 30, 2021 ("Six Months 2021");
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2021 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require the use of assumptions about highly uncertain matters, making them subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies and estimates, refer to pages 35 through 43 of our 2021 Annual Report.

Financial Highlights of Results for Second Quarter and Six Months 2022 and Second Quarter and Six Months 20211

($ and shares in thousands, except per share amounts)	Quarter ended June 30,			Change % or Points		Six Months ended June 30,			Change % or Points
	2022		2021			2022		2021
Financial Data:
Revenues	$864,818		840,518	3%		$1,710,880		1,644,425	4%
After-tax net investment income	56,658		67,441	(16)		115,173		123,784	(7)
After-tax underwriting income	29,793		59,952	(50)		73,898		121,342	(39)
Net income before federal income tax	49,904		153,198	(67)		119,794		288,830	(59)
Net income	39,520		121,883	(68)		95,850		231,153	(59)
Net income available to common stockholders	37,220		119,583	(69)		91,250		226,400	(60)

Key Metrics:
Combined ratio	95.5%		89.8	5.7	pts	94.3%		89.5	4.8	pts
Invested assets per dollar of common stockholders' equity	$3.17		2.88	10%		$3.17		2.88	10%
Annualized return on common equity ("ROE")	6.0		18.3	(12.3)	pts	7.1		17.3	(10.2)	pts
Net premiums written to statutory surplus ratio	1.41	x	1.33	0.08		1.41	x	1.33	0.08

Per Common Share Amounts:
Diluted net income per share	$0.61		1.98	(69)%		$1.50		3.74	(60)%
Book value per share	39.68		44.78	(11)		39.68		44.78	(11)
Dividends declared per share to common stockholders	0.28		0.25	12		0.56		0.50	12

Non-GAAP Information:
Non-GAAP operating income[2]	$71,095		111,638	(36)%		$157,003		214,411	(27)%
Diluted non-GAAP operating income per common share[2]	1.17		1.85	(37)		2.58		3.54	(27)
Annualized non-GAAP operating ROE[2]	11.4%		17.1	(5.7)	pts	12.1%		16.4	(4.3)	pts
Adjusted book value per common share[2]	$44.18		40.56	9%		$44.18		40.56	9%
1Refer to the Glossary of Terms attached to our 2021 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2Non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE, respectively, but exclude after- tax net realized and unrealized gains and losses on investments included in net income. Adjusted book value per common share is a measure comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive (loss) income. These are important financial measures used by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, annualized ROE, and book value per common share to non-GAAP operating income, non-GAAP operating income per diluted common share, annualized non-GAAP operating ROE, and adjusted book value per common share, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$37,220	119,583	$91,250	226,400
Net realized and unrealized investment losses (gains) included in net income, before tax	42,880	(10,057)	83,232	(15,176)
Tax on reconciling items	(9,005)	2,112	(17,479)	3,187
Non-GAAP operating income	$71,095	111,638	$157,003	214,411

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Net income available to common stockholders per diluted common share	$0.61	1.98	$1.50	3.74
Net realized and unrealized investment losses (gains) included in net income, before tax	0.70	(0.17)	1.37	(0.25)
Tax on reconciling items	(0.14)	0.04	(0.29)	0.05
Non-GAAP operating income per diluted common share	$1.17	1.85	$2.58	3.54

Reconciliation of annualized ROE to annualized non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Annualized ROE	6.0%	18.3	7.1%	17.3
Net realized and unrealized investment losses (gains) included in net income, before tax	6.9	(1.5)	6.4	(1.1)
Tax on reconciling items	(1.5)	0.3	(1.4)	0.2
Annualized non-GAAP operating ROE	11.4%	17.1	12.1%	16.4

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Book value per common share	$39.68	44.78	$39.68	44.78
Total unrealized investment losses (gains) included in accumulated other comprehensive (loss) income, before tax	5.69	(5.34)	5.69	(5.34)
Tax on reconciling items	(1.19)	1.12	(1.19)	1.12
Adjusted book value per common share	$44.18	40.56	$44.18	40.56

The components of our annualized ROE and non-GAAP operating ROE are as follows:

Annualized ROE and non-GAAP operating ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2022	2021		2022	2021
Standard Commercial Lines Segment	6.0%	8.2	(2.2)	5.5%	8.3	(2.8)
Standard Personal Lines Segment	(1.6)	0.7	(2.3)	(0.4)	0.8	(1.2)
E&S Lines Segment	0.4	0.3	0.1	0.6	0.2	0.4
Total insurance operations	4.8	9.2	(4.4)	5.7	9.3	(3.6)

Investment income	9.1	10.3	(1.2)	8.9	9.5%	(0.6)
Net realized and unrealized investment (losses) gains	(5.4)	1.2	(6.6)	(5.0)	0.9	(5.9)
Total investments segment	3.7	11.5	(7.8)	3.9	10.4	(6.5)

Other	(2.5)	(2.4)	(0.1)	(2.5)	(2.4)	(0.1)

Annualized ROE	6.0	18.3	(12.3)	7.1	17.3	(10.2)
Net realized and unrealized investment losses (gains), after tax	5.4	(1.2)	6.6	5.0	(0.9)	5.9
Annualized Non-GAAP Operating ROE	11.4	17.1	(5.7)	12.1	16.4	(4.3)

Our Second Quarter 2022 annualized non-GAAP operating ROE of 11.4% and our Six Months 2022 annualized non-GAAP operating ROE of 12.1% were both above our full-year 2022 targeted non-GAAP operating ROE of 11%, but they were below our Second Quarter and Six Months 2021 annualized non-GAAP operating ROE of 17.1% and 16.4%, respectively.

The decrease in Second Quarter and Six Months 2022 compared to the same prior-year periods was primarily driven by a reduction in after-tax underwriting and investment income in both current year periods. After-tax underwriting income decreased (i) $30.2 million, or 4.4 ROE points, in Second Quarter 2022 compared to Second Quarter 2021, and (ii) $47.4 million, or 3.6 ROE points, in Six Months 2022 compared to Six Months 2021. The reduction in both periods resulted from (i) an increase in non-catastrophe property loss and loss expenses, in part driven by the higher inflationary environment, (ii) an increase in net catastrophe losses, and (iii) lower favorable prior year casualty reserve development. After-tax investment income decreased (i) $10.8 million, or 1.2 ROE points, in Second Quarter 2022 compared to Second Quarter 2021, and (ii) $8.6 million, or 0.6 ROE points, in Six Months 2022 compared to Six Months 2021. The reduction in both periods was driven by lower after-tax alternative investment income.

In addition, our annualized ROE, which includes the impact of net realized and unrealized investment gains and losses, was further reduced by 6.6 ROE points in Second Quarter 2022 and 5.9 ROE points in Six Months 2022 from a decrease in net realized and unrealized investment gains in both current-year periods compared to the same prior-year periods. The decrease was primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities to increase the book yield of our fixed income portfolio, due to increasing new money rates, resulting in realized losses, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Outlook
We entered 2022 in the strongest financial position in our 95-year history, with a record level of GAAP equity, statutory capital and surplus, and holding company cash and investments and we are well positioned to continue executing on our strategic objectives and delivering growth and profitability. Although not as favorable as Six Months 2021, our overall Six Months 2022 financial results were strong with 12% growth in NPW and a 12.1% annualized non-GAAP operating ROE, which was above our full-year target of 11%.

The elevated level of economic inflation has resulted in a significant increase in interest rates in 2022, and predictions of a recession in the near term have led to a widening of credit spreads. This has also led to lower public equity valuations and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the fair value of our fixed income securities, negatively impacting stockholders' equity, which was down 13% during Six Months 2022. The higher economic inflation has also negatively impacted our non-catastrophe property loss and loss expenses through increased severities in our short-tail property lines. Should these trends continue, and in the absence of taking rate and other underwriting actions, our profitability could be negatively impacted in the near term. We will continue to focus on underwriting improvements and achieving written renewal pure price increases that meet or exceed expected loss trend. We achieved Standard Commercial Lines renewal pure price increases of 5.3% in Second Quarter 2022, which was up sequentially from 4.8% in the first quarter of 2022.

While higher interest rates and wider credit spreads negatively impact investment valuations, these conditions provided us the opportunity to invest our cash flows at average pre-tax new money purchase rates for fixed income securities of 3.8% in Six Months 2022, compared to our average pre-tax fixed income investment yield of 3.5% for Six Months 2022. The pre-tax new money purchase rates for fixed income securities increased to 4.5% in Second Quarter 2022 compared to the Second Quarter 2022 average pre-tax fixed income investment yield of 3.8%. The portfolio’s net investment income is benefiting from our 14% exposure to floating rate securities, which are primarily tied to 90-day LIBOR. These higher new money purchase rates for fixed income securities, combined with an expectation of higher earned yield from our floating rate securities, will contribute to higher net investment income from our fixed income securities. These assumptions are factored into our full-year after-tax net investment income expectations, as discussed below.

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
◦Expanding our geographic footprint. In June 2022, we began writing Standard Commercial Lines business in Vermont. We expect to begin writing Standard Commercial Lines business in Alabama and Idaho by year-end, and other states over time;
◦Increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services;
◦Shifting our focus towards targeting customers in the mass affluent market within our Standard Personal Lines segment, where we believe we can be more competitive with the strong coverage and servicing capabilities that we offer; and
◦Deploying our new underwriting platform in our E&S segment and improving agents' ease of interactions with us.

•Continuing to build on a culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and developing a group of specially trained leaders who can guide us successfully into the future.

Our full-year expectations are as follows:

•A GAAP combined ratio, excluding net catastrophe losses, of 90.5% (prior guidance was 91.0%). Our combined ratio estimate assumes no additional prior year casualty reserve development;
•Net catastrophe losses of 4.0 points on the combined ratio;
•After-tax net investment income of $215 million (prior guidance was $205 million) that includes after-tax net investment income from our alternative investments of $15 million (prior guidance was $15 million);
•An overall effective tax rate of approximately 20.5%, which assumes an effective tax rate of 19.5% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis, which assumes no additional share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Operations Results:
Net premiums written ("NPW")	$930,741	833,205	12%		$1,820,539	1,631,383	12%
Net premiums earned (“NPE”)	834,439	740,518	13		1,646,722	1,465,478	12
Less:
Loss and loss expense incurred	524,868	421,623	24		1,019,104	835,024	22
Net underwriting expenses incurred	270,828	241,825	12		531,467	474,451	12
Dividends to policyholders	1,030	1,182	(13)		2,609	2,405	8
Underwriting income	$37,713	75,888	(50)%		$93,542	153,598	(39)%
Combined Ratios:
Loss and loss expense ratio	62.9%	56.9	6.0	pts	61.8%	56.9	4.9	pts
Underwriting expense ratio	32.5	32.7	(0.2)		32.3	32.4	(0.1)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.2	0.2	—
Combined ratio	95.5	89.8	5.7		94.3	89.5	4.8

The NPW growth of 12% in Second Quarter and Six Months 2022 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in millions)	2022	2021			2021	2020
Direct new business premiums	$182.0	173.3	5%		$359.2	329.0	9%
Renewal pure price increases on NPW	5.0%	5.1	(0.1)	pts	4.8%	5.2	(0.4)	pts

Our NPW growth in Second Quarter and Six Months 2022 benefited from strong retention. In addition, increased economic activity and inflation in the U.S, resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our NPW.

The increase in NPE in Second Quarter and Six Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 6.0 points in Second Quarter 2022 and 4.9 points in Six Months 2022 compared to the same prior-year periods, primarily due to the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$45.6	5.5	pts	$22.6	3.1	pts	2.4	pts
(Favorable) prior year casualty reserve development	(12.0)	(1.4)		(17.0)	(2.3)		0.9
Non-catastrophe property loss and loss expenses	138.6	16.6		107.3	14.5		2.1
Total	$172.2	20.7		$112.9	15.3		5.4

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$66.2	4.0	pts	$52.6	3.6	pts	0.4	pts
(Favorable) prior year casualty reserve development	(32.0)	(1.9)		(52.0)	(3.5)		1.6
Non-catastrophe property loss and loss expenses	288.9	17.5		222.9	15.2		2.3
Total	$323.1	19.6		$223.5	15.3		4.3

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2022		2021	2022	2021
General liability	$—		(10.0)	$(5.0)	(25.0)
Commercial automobile	—		—	—	—
Workers compensation	(10.0)		(5.0)	(20.0)	(20.0)
Bonds	(2.0)		—	(7.0)	—
Total Standard Commercial Lines	(12.0)		(15.0)	(32.0)	(45.0)

Homeowners	—		—	—	—
Personal automobile	—		—	—	—
Total Standard Personal Lines	—		—	—	—

E&S	—		(2.0)	—	(7.0)

Total (favorable) prior year casualty reserve development	$(12.0)		(17.0)	$(32.0)	(52.0)

(Favorable) impact on loss ratio	(1.4)	pts	(2.3)	(1.9)	(3.5)

For additional qualitative discussion on reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$760,293	677,128	12%		$1,497,932	1,342,694	12%
NPE	680,237	599,754	13		1,341,706	1,188,895	13
Less:
Loss and loss expense incurred	406,901	329,817	23		806,375	654,667	23
Net underwriting expenses incurred	225,598	200,817	12		443,630	394,386	12
Dividends to policyholders	1,030	1,182	(13)		2,609	2,405	8
Underwriting income	46,708	67,938	(31)		$89,092	137,437	(35)
Combined Ratios:
Loss and loss expense ratio	59.7%	55.0	4.7	pts	60.1%	55.0	5.1	pts
Underwriting expense ratio	33.2	33.5	(0.3)		33.1	33.2	(0.1)
Dividends to policyholders ratio	0.2	0.2	—		0.2	0.2	—
Combined ratio	93.1	88.7	4.4		93.4	88.4	5.0

NPW growth of 12% in both Second Quarter 2022 and Six Months 2022 compared to the same prior-year periods, reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) stronger retention as shown in the table below. In addition, NPW growth in both current-year periods benefited from exposure growth.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums	$129.0	128.7	$257.4	243.2
Retention	86%	85	86%	85
Renewal pure price increases on NPW	5.3	5.5	5.1	5.5

The increase in NPE in Second Quarter 2022 and Six Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 4.7 points in Second Quarter 2022 and 5.1 points in Six Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$22.3	3.3	pts	$11.3	1.9	1.4	pts
Non-catastrophe property loss and loss expenses	99.2	14.6		74.6	12.4	2.2
(Favorable) prior year casualty reserve development	(12.0)	(1.8)		(15.0)	(2.5)	0.7
Total	109.5	16.1		70.9	11.8	4.3

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$37.3	2.8	pts	$27.3	2.3	0.5	pts
Non-catastrophe property loss and loss expenses	214.9	16.0		158.3	13.3	2.7
(Favorable) prior year casualty reserve development	(32.0)	(2.4)		(45.0)	(3.8)	1.4
Total	220.2	16.4		140.6	11.8	4.6

For quantitative information on favorable prior year casualty reserve development by line of business, see the "Insurance Operations" section above. For qualitative information about the significant drivers of this development, see the line of business discussions below.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$257,468	225,503	14%		$501,586	447,565	12%
Direct new business	36,280	37,174	n/a		74,163	71,428	n/a
Retention	86%	85	n/a		86%	85	n/a
Renewal pure price increases	4.3	4.6	n/a		4.2	4.6	n/a
NPE	$226,285	197,293	15%		$442,610	390,813	13%
Underwriting income	25,005	31,045	(19)		53,822	67,618	(20)
Combined ratio	88.9%	84.3	4.6	pts	87.8%	82.7	5.1	pts
% of total Standard Commercial Lines NPW	34	33			33	33
1n/a: not applicable.

NPW growth of 14% in Second Quarter 2022 and 12% in Six Months 2022 compared to the same prior-year periods benefited from exposure growth, strong retention, and direct new business.

The combined ratio increased 4.6 points in Second Quarter 2022 and 5.1 points in Six Months 2022 compared to the same prior-year periods, primarily driven by less favorable prior year casualty reserve development, as follows:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$—	—	pts	$(10.0)	(5.1)	5.1	pts

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(5.0)	(1.1)	pts	$(25.0)	(6.4)	5.3	pts

The favorable prior year casualty reserve development in Six Months 2022 was primarily attributable to lower loss severities in accident years 2019 and prior. The Second Quarter and Six Months 2021 favorable prior year casualty reserve development was primarily attributable to improved loss severities in accident years 2018 and prior.

Commercial Automobile
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$222,847	205,906	8%		$435,442	396,552	10%
Direct new business	29,878	33,406	n/a		61,291	62,152	n/a
Retention	87%	86	n/a		87%	86	n/a
Renewal pure price increases	8.0	9.0	n/a		7.7	9.0	n/a
NPE	$198,381	178,028	11%		$392,211	349,909	12%
Underwriting (loss) income	(4,260)	4,241	(200)		(15,178)	7,033	(316)
Combined ratio	102.1%	97.6	4.5	pts	103.9%	98.0	5.9	pts
% of total Standard Commercial Lines NPW	29	30			29	30
1n/a: not applicable.

NPW growth of 8% in Second Quarter 2022 and 10% in Six Months 2022 compared to the same prior-year periods benefited from renewal pure price increases and strong retention. NPW also benefited from exposure growth that reflects a 5% growth of in-force vehicle counts as of June 30, 2022, compared to June 30, 2021.

The combined ratio increased 4.5 points in Second Quarter 2022 and 5.9 points in Six Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$0.6	0.3	pts	$0.5	0.3	—	pts
Non-catastrophe property loss and loss expenses	34.8	17.6		26.2	14.7	2.9
Total	$35.4	17.9		$26.7	15.0	2.9

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$0.9	0.2	pts	$0.7	0.2	—	pts
Non-catastrophe property loss and loss expenses	77.8	19.8		55.6	15.9	3.9
Total	$78.7	20.0		$56.3	16.1	3.9

Second Quarter and Six Months 2022 experienced elevated non-catastrophe property loss and loss expenses, primarily due to higher severities from inflationary and supply chain impacts that have increased labor and material costs, as well as the duration of claims, which impacts vehicle rental days.

In addition, the combined ratio was impacted by a 1.9-point increase in current year casualty loss costs in Second Quarter 2022 and a 1.8-point increase in Six Months 2022, compared to the same prior-year periods, primarily due to an expected increase in claim frequencies from a more normalized amount of miles driven as COVID-19-related impacts continue to lessen.

Commercial Property
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$140,148	119,140	18%		$271,053	232,524	17%
Direct new business	31,318	29,943	n/a		59,135	54,212	n/a
Retention	85%	84	n/a		85%	84	n/a
Renewal pure price increases	6.0	5.6	n/a		6.1	5.8	n/a
NPE	$123,562	106,113	16%		$243,624	208,923	17%
Underwriting income	2,817	16,820	(83)		2,993	23,586	(87)
Combined ratio	97.7%	84.1	13.6	pts	98.8%	88.7	10.1	pts
% of total Standard Commercial Lines NPW	18	18			18	17
1n/a: not applicable.

NPW growth of 18% in Second Quarter 2022 and 17% in Six Months 2022 compared to the same prior-year periods benefited from renewal pure price increases, exposure growth, stronger retention, and higher direct new business.

The combined ratio increased 13.6 points in Second Quarter 2022 and 10.1 points in Six Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$19.1	15.5	pts	9.2	8.6	6.9	pts
Non-catastrophe property loss and loss expenses	55.6	45.0		40.3	38.0	7.0
Total	$74.7	60.5		49.5	46.6	13.9

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$32.1	13.2	pts	22.9	10.9	2.3	pts
Non-catastrophe property loss and loss expenses	118.6	48.7		84.9	40.6	8.1
Total	$150.7	61.9		107.8	51.5	10.4

Second Quarter and Six Months 2022 experienced (i) elevated catastrophe property losses, primarily due to several large Midwest wind and thunderstorm events that occurred throughout Second Quarter 2022, and (ii) elevated non-catastrophe property loss and loss expenses, primarily due to increased severity compared to the same prior-year periods that reflects period-to-period volatility that is normally associated with our commercial property line of business and inflationary pressures on building material and labor costs.

Workers Compensation
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$88,400	80,491	10%		$185,859	172,782	8%
Direct new business	17,009	16,002	n/a		33,955	31,947	n/a
Retention	85%	86	n/a		86%	86	n/a
Renewal pure price increases	(0.1)	(0.1)	n/a		(0.6)	0.1	n/a
NPE	$83,502	74,337	12%		$168,182	152,527	10%
Underwriting income	15,631	8,686	80		31,536	29,104	8
Combined ratio	81.3%	88.3	(7.0)	pts	81.2%	80.9	0.3	pts
% of total Standard Commercial Lines NPW	12	12			12	13
1n/a: not applicable.

NPW growth of 10% in Second Quarter 2022 and 8% in Six Months 2022 compared to the same prior-year periods benefited from higher direct new business, exposure growth, and strong retention.

The combined ratio decreased 7.0 points in Second Quarter 2022 and increased 0.3 points in Six Months 2022 compared to the same prior-year periods, driven by favorable prior year casualty reserve development, as follows:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(10.0)	(12.0)	pts	$(5.0)	(6.7)	(5.3)	pts

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(20.0)	(11.9)	pts	$(20.0)	(13.1)	1.2	pts

The favorable prior year casualty reserve development in Second Quarter and Six Months 2022 was primarily due to improved loss severities in accident years 2019 and prior. The favorable prior year casualty reserve development in Second Quarter and Six Months 2021 was primarily due to improved loss severities in accident years 2018 and prior.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$82,564	78,559	5%		$147,621	143,636	3%
NPE	73,338	73,293	—		145,980	147,114	(1)
Less:
Loss and loss expense incurred	66,586	47,984	39		115,133	95,150	21
Net underwriting expenses incurred	19,119	19,665	(3)		36,694	38,625	(5)
Underwriting income	(12,367)	5,644	(319)		$(5,847)	13,339	(144)%
Combined Ratios:
Loss and loss expense ratio	90.8%	65.5	25.3	pts	78.9%	64.6	14.3	pts
Underwriting expense ratio	26.1	26.8	(0.7)		25.1	26.3	(1.2)
Combined ratio	116.9	92.3	24.6		104.0	90.9	13.1

NPW increased 5% in Second Quarter 2022 and 3% in Six Months 2022 compared to the same prior-year periods, due to (i) higher direct new business, (ii) stronger retention, and (iii) higher homeowner coverage amounts due to inflation adjustments. In the third quarter of 2021, we transitioned our personal lines strategy to targeting customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums[1]	$13.5	10.9	$23.1	20.8
Retention	85%	84	84%	83
Renewal pure price increases on NPW	0.6	1.1	0.6	0.9
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The loss and loss expense ratio increased 25.3 points in Second Quarter 2022 and 14.3 points in Six Months 2022 compared to the same prior-year periods, driven by the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$21.1	28.7	pts	5.0	6.8	21.9	pts
Non-catastrophe property loss and loss expenses	26.9	36.7		24.9	34.0	2.7
Total	$48.0	65.4		29.9	40.8	24.6

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$25.4	17.4	pts	10.6	7.2	10.2	pts
Non-catastrophe property loss and loss expenses	52.5	36.0		48.0	32.6	3.4
Total	$77.9	53.4		58.6	39.8	13.6

Second Quarter and Six Months 2022 experienced (i) elevated catastrophe losses as a result of several Midwest wind and thunderstorm that occurred throughout Second Quarter 2022, and (ii) elevated non-catastrophe property loss and loss expenses associated with personal automobile physical damage losses. Loss and loss expense increases were due to higher frequencies resulting from increased miles driven and greater severities resulting from inflationary and supply chain impacts that have increased labor and material costs, as well as the duration of claims, which impacts vehicle rental days. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term. We are filing rate increases to mitigate some of these inflationary impacts.

In addition, the loss and loss expense ratio was impacted by a 0.6-point increase in current year casualty loss costs in both Second Quarter 2022 and Six Months 2022 compared to the same prior-year periods, primarily due to an expected increase in claim frequencies resulting from a more normalized amount of miles driven as COVID-19-related impacts continue to lessen.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$87,884	77,518	13%		$174,986	145,053	21%
NPE	80,864	67,471	20		159,036	129,469	23
Less:
Loss and loss expense incurred	51,381	43,822	17		97,596	85,207	15
Net underwriting expenses incurred	26,111	21,343	22		51,143	41,440	23
Underwriting income (loss)	3,372	2,306	46		$10,297	2,822	265
Combined Ratios:
Loss and loss expense ratio	63.5%	65.0	(1.5)	pts	61.3%	65.8	(4.5)	pts
Underwriting expense ratio	32.3	31.6	0.7		32.2	32.0	0.2
Combined ratio	95.8	96.6	(0.8)		93.5	97.8	(4.3)

NPW growth of 13% in Second Quarter 2022 and 21% in Six Months 2022 compared to the same prior-year periods reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Second Quarter and Six Months 2022 benefited from exposure growth driven by favorable E&S Lines marketplace conditions.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums	$39.5	33.7	$78.7	65.0
Renewal pure price increases on NPW	6.9	6.9	7.3	7.1

The increase in NPE in Second Quarter and Six Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 1.5 points in Second Quarter 2022 and 4.5 points in Six Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2022			Second Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$2.2	2.8	pts	$6.4	9.5		(6.7)	pts
Non-catastrophe property loss and loss expenses	12.5	15.4		7.8	11.5		3.9
(Favorable) prior year casualty reserve development	—	—		(2.0)	(3.0)		3.0
Total	$14.7	18.2		$12.2	18.0		0.2

	Six Months 2022			Six Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$3.5	2.2	pts	$14.7	11.3	pts	(9.1)	pts
Non-catastrophe property loss and loss expenses	21.6	13.6		16.6	12.9		0.7
(Favorable) prior year casualty reserve development	—	—		(7.0)	(5.4)		5.4
Total	$25.1	15.8		$24.3	18.8		(3.0)

The decrease in net catastrophe losses in Second Quarter and Six Months 2022 compared to the same prior-year periods was primarily due to a series of large storms in both Second Quarter and Six Months 2021 that significantly impacted Texas and other Southern and Midwestern states, that did not reoccur this year.

Second Quarter and Six Months 2022 experienced elevated non-catastrophe property loss and loss expenses, primarily due to increased severity compared to the same prior-year periods that reflects the normal period-to-period volatility of our property lines of business in this segment and inflationary pressures on labor and material costs.

There was no prior year casualty reserve development in Second Quarter and Six Months 2022. The favorable prior year casualty reserve development in Second Quarter and Six Months 2021 was primarily due to lower loss severities in accident years 2016 through 2018.

In addition, the loss and loss expense ratio was impacted by a 1.5-point decrease in current year casualty loss costs in Second Quarter 2022 and a 1.4-point decrease in Six Months 2022 compared to the same prior year periods. Our E&S casualty lines results have improved over recent years after several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflects the impacts of these actions.

While the underwriting expense ratio was relatively flat for Six Months 2022 compared to Six Months 2021, the ratio increased 0.7 points in Second Quarter 2022 compared to Second Quarter 2021, primarily due to an increase of (i) 0.4 points in our allowance for credit losses on premiums receivable, and (ii) 0.3 points in travel expenses.

Reinsurance
We successfully completed negotiations of our July 1, 2022 excess of loss treaties, which cover our Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty (“Casualty Treaty”) with substantially the same structure as the expiring treaty. The treaty year 2022 deposit premium increased $16.2 million, or 23%, reflecting higher projected subject earned premium due to growth in our book of business and pure renewal rate increases, coupled with a modest risk-adjusted rate increase.

The Property Excess of Loss Treaty (“Property Treaty”) was renewed with a $10 million increase in coverage in the highest layer. The treaty year 2022 deposit premium increased $11.3 million, or 28%, reflecting (i) an increase in projected subject premium, which was driven by our growth in total insured values, insured locations, and rate increases on our underlying policies, (ii) the purchase of additional coverage, and (iii) risk-adjusted rate increases. We anticipate the increase in expected ceded premium will be partially offset by the premium reduction benefit of reduced facultative reinsurance placements resulting from the higher treaty limit.

The following table summarizes the Property Treaty and Casualty Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers all insurance operations)
$67 million above $3 million retention covering 100% in three layers. Losses other than TRIPRA certified losses are subject to the following reinstatements and annual aggregate limits:

- $7 million in excess of $3 million layer provides unlimited reinstatements;
- $20 million in excess of $10 million layer provides three
        reinstatements, $80 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two
        reinstatements, $120 million in aggregate limits.

All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"). For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $21 million for the first layer, $60 million for the second layer, and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

Casualty Excess of Loss (covers all insurance operations)
There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:

- $3 million in excess of $2 million layer provides 41
      reinstatements, $126 million annual aggregate limit;
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

Investments
The primary objectives of the investment portfolio are to maximize after-tax net investment income and generate long-term growth in book value by maximizing the overall total return of the portfolio. Each objective is balanced against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality core fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. The effective duration of the fixed income securities portfolio, including short-term investments, was 4.1 years as of June 30, 2022, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.5 years at December 31, 2021.

Our fixed income and short-term investments represented 91% of our invested assets at June 30, 2022, and at December 31, 2021. As of both dates, our fixed income securities and short-term investments portfolio had a weighted average credit rating of "A+" with investment grade holdings representing 96% of the total portfolio.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2021 Annual Report.

Total Invested Assets
($ in thousands)	June 30, 2022	December 31, 2021	Change
Total invested assets	$7,585,869	8,026,988	(5)%
Invested assets per dollar of common stockholders' equity	3.17	2.88	10
Unrealized (loss) gain – before tax[1]	(340,670)	255,658	(233)
Unrealized (loss) gain – after tax[1]	(269,129)	201,970	(233)
1Includes unrealized losses on fixed income securities of $343.4 million and unrealized gains on equity securities of $2.7 million at June 30, 2022.

Invested assets decreased $441.1 million at June 30, 2022, compared to December 31, 2021, reflecting a $596.3 million increase in pre-tax unrealized losses during Six Months 2022. Unrealized losses increased due to an increase in benchmark U.S. Treasury rates and widening of credit spreads, partially offset by operating cash flows during Six Months 2022 that were 13% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Fixed income securities	$62,144	52,608	18%		$116,069	105,431	10%
Commercial mortgage loans ("CMLs")	1,192	695	72		2,162	1,209	79
Equity securities	2,639	2,982	(12)		5,057	5,470	(8)
Short-term investments	407	55	640		508	140	263
Other investments	9,060	32,860	(72)		28,365	50,293	(44)
Investment expenses	(5,220)	(5,469)	(5)		(9,337)	(9,096)	3
Net investment income earned – before tax	70,222	83,731	(16)		142,824	153,447	(7)
Net investment income tax expense	(13,564)	(16,290)	(17)		(27,651)	(29,663)	(7)
Net investment income earned – after tax	$56,658	67,441	(16)		$115,173	123,784	(7)
Effective tax rate	19.3%	19.5	(0.2)	pts	19.4%	19.3	0.1	pts
Annualized after-tax yield on fixed income investments	3.1	2.6	0.5		2.8	2.6	0.2
Annualized after-tax yield on investment portfolio	3.0	3.5	(0.5)		3.0	3.2	(0.2)

Net investment income earned decreased 16% in Second Quarter 2022 and 7% in Six Months 2022 compared to the same prior-year periods. The decrease in both periods was driven by a reduction in valuations on the alternative investments in our other investments portfolio, reflecting lower public market returns.

Partially offsetting the decrease in net investment income earned in both periods, was an increase in income earned on fixed income securities. During Six Months 2022, we actively traded our fixed income securities portfolio to opportunistically increase yield in the rising interest rate environment. The average after-tax new purchase yield on fixed income securities in Second Quarter 2022 was 3.6%, up sequentially from 2.6% in the first quarter of 2022 and 2.1% in the fourth quarter of 2021. In addition, as of June 30, 2022, 14% of our fixed income securities portfolio was invested in floating rate securities that reset principally to 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). LIBOR increased 2.08 percentage points from 0.21% at December 31, 2021 to 2.29% at June 30, 2022.

Over the remainder of 2022, we expect higher reinvestment yields within our fixed income securities portfolio, which will result in higher net investment income from our fixed income securities. However, we expect this higher income will be largely offset by the impact of Second Quarter 2022 capital market volatility that will likely result in lower valuations on our alternative investments in the third quarter of 2022, as our alternative investment results are reported to us on a one-quarter lag.

Realized and Unrealized Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether the fundamentals for that security or sector have deteriorated or the timing is appropriate to opportunistically trade for other securities with better economic-return characteristics.

Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2022	2021		2022	2021
Net realized (losses) gains on disposals	$(4,793)	268	(1,888)%	$(16,156)	(527)	2,966%
Net unrealized (losses) gains on equity securities	(21,860)	7,661	(385)	(24,014)	18,941	(227)
Net credit loss (expense) benefit on fixed income securities, AFS	(15,519)	2,272	(783)	(37,571)	(2,725)	1,279
Net credit loss expense on fixed income securities, held-to-maturity	(6)	(53)	(89)	8	(60)	(113)
Losses on securities for which we have the intent to sell	(702)	(91)	671	(5,499)	(453)	1,114
Total net realized and unrealized investment (losses) gains	$(42,880)	10,057	(526)	$(83,232)	15,176	(648)

Net realized and unrealized investment losses were primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities to opportunistically increase yield in the rising interest rate environment, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2022	2021	2022	2021
Tax at statutory rate	$10,480	32,172	$25,157	60,655
Tax-advantaged interest	(1,042)	(1,139)	(2,116)	(2,317)
Dividends received deduction	(155)	(167)	(260)	(276)
Executive compensation	484	763	742	970
Stock-based compensation	(56)	(160)	(787)	(623)
Other	673	(154)	1,208	(732)
Federal income tax expense	10,384	31,315	23,944	57,677
Income before federal income tax, less preferred stock dividends	47,604	150,898	115,194	284,077
Effective tax rate	21.8%	20.8	20.8	20.3

Liquidity and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet our operating and growth needs.

Liquidity
We manage liquidity by focusing on generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We adjust our liquidity requirements based on economic conditions, market conditions, and future cash flow commitments, as discussed further below.

Sources of Liquidity
Sources of cash for the Parent historically have consisted of dividends from the Insurance Subsidiaries, the investment portfolio held at the Parent, borrowings under third-party lines of credit, loan agreements with certain Insurance Subsidiaries, and the issuance of equity (common or preferred) and debt securities. We continue to monitor these sources, considering our short-term and long-term liquidity and capital preservation strategies.

The Parent's investment portfolio includes (i) short-term investments generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities; (iv) other investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $510 million at June 30, 2022, and $527 million at December 31, 2021.

The amount and composition of the Parent's investment portfolio may change over time based on various factors, including the amount and availability of dividends from our Insurance Subsidiaries, investment income, expenses, other Parent cash needs, such as dividends payable to stockholders, asset allocation investment decisions, inorganic growth opportunities, debt retirement, and share repurchases. Our target is for the Parent to maintain highly liquid investments of at least twice its expected annual net cash outflow needs, or $180 million.

Insurance Subsidiary Dividends
The Insurance Subsidiaries generate liquidity through insurance float, which is created by collecting premiums and earning investment income before paying claims. The period of float can extend over many years. Our investment portfolio consists of securities with maturity dates that continually provide a source of cash flow for claims payments in the ordinary course of business. To protect our Insurance Subsidiaries' capital, we purchase reinsurance coverage for significantly large claims or catastrophes that may occur.

The Insurance Subsidiaries paid $80 million in total dividends to the Parent during Six Months 2022. As of December 31, 2021, our allowable ordinary maximum dividend is $322 million for 2022. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report.

Line of Credit
On December 20, 2019, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Six Months 2022. The Line of Credit will mature on December 20, 2022, and has a variable interest rate based on the Parent’s debt ratings, among other factors. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. We met all covenants under our Line of Credit as of June 30, 2022.

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
1These subsidiaries are jointly referred to as the "Indiana Subsidiaries" because they are domiciled in Indiana.

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of June 30, 2022, we had remaining capacity of $435.8 million for FHLB borrowings, with a $17.1 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
On April 1, 2022, SICA borrowed $35 million from the FHLBNY at an interest rate of 0.70% with repayment due on May 2, 2022. This borrowing was refinanced upon its maturity on May 2, 2022, at an interest rate of 1.10% and was subsequently repaid on June 27, 2022. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both June 30, 2022, and December 31, 2021. The remaining capacity under these intercompany loan agreements was $109.9 million as of both June 30, 2022, and December 31, 2021.

Capital Market Activities
The Parent had no private or public stock issuances during Six Months 2022. During Six Months 2022, we repurchased 86,059 shares of our common stock under our existing share repurchase program for $6.5 million, or a $75.41 average price per share, excluding commission costs paid. We had $90.1 million of remaining capacity under our share repurchase program as of June 30, 2022. For additional information on the preferred stock transaction and share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On August 3, 2022, our Board declared:

•A quarterly cash dividend on common stock of $0.28 per common share, that is payable September 1, 2022, to holders of record on August 15, 2022; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on September 15, 2022, to holders of record as of August 31, 2022.

Our ability to meet our interest and principal repayment obligations on our debt and our ability to continue to pay dividends to our stockholders is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Our next FHLB borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2022, we had GAAP stockholders' equity of $2.6 billion and statutory surplus of $2.4 billion. With total debt of $505.1 million at June 30, 2022, our debt-to-capital ratio was 16.3%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following table summarizes certain contractual obligations we had at June 30, 2022, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$246.7
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	54.0
Non-publicly traded common stock within our equity portfolio	16.3
CMLs	6.7
Privately-placed corporate securities	67.1
Total	$390.8

There is no certainty (i) that any such additional investments will be required, and (ii) of the actual timing of the funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations under operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2021.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of June 30, 2022, and December 31, 2021, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

We continually monitor our cash requirements and the capital resources we maintain at the holding company and operating subsidiary levels. As part of our long-term capital strategy, we strive to maintain capital metrics that support our targeted financial strength relative to the macroeconomic environment. Based on our analysis and market conditions, we may take a variety of actions, including, without limitation, contributing capital to the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing existing debt, repurchasing shares of the Parent’s common stock, and increasing common stockholders’ dividends.

Our capital management strategy is intended to protect the interests of the policyholders of the Insurance Subsidiaries and our stockholders while enhancing our financial strength and underwriting capacity. We have a profitable book of business and solid capital base, positioning us well to take advantage of potential market opportunities.

Book value per common share decreased 14% to $39.68 as of June 30, 2022, from $46.24 as of December 31, 2021, driven by a $7.49 change in net unrealized losses on our fixed income securities portfolio and $0.56 in dividends to our common stockholders, partially offset by $1.50 in net income per diluted common share. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates and the widening of credit spreads. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive (loss) income, increased slightly to $44.18 as of June 30, 2022, from $43.23 as of December 31, 2021.

Cash Flows
Net cash provided by operating activities was $243.5 million in Six Months 2022 compared to $292.5 million in Six Months 2021. The decrease was primarily driven by lower underwriting results in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities was $234.5 million in Six Months 2022 compared to $258.7 million in Six Months 2021 due to reduced cash flows from our insurance operations.

Net cash used in financing activities increased slightly to $46.5 million in Six Months 2022 compared to $39.7 million in Six Months 2021, primarily due to increased dividends to our common stockholders and increased activity in our share repurchase program.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 14. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of June 30, 2022, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

We write business domestically in the United States and we do not have direct exposure within our insurance operations to businesses or individuals in Russia or the Ukraine. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, the ongoing Russian war against Ukraine is impacting global economic, banking, commodity, and financial markets, exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2022	363	$89.97	—	$96.5
May 1 - 31, 2022	288	79.16	58,592	92.1
June 1 - 30, 2022	137	78.42	26,467	90.1
Total	788	$84.01	85,059	$90.1
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
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	August 4, 2022	By: /s/ John J. Marchioni
John J. Marchioni
Chairperson of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	August 4, 2022	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)