Form 10-Q
period 2022-09-30
SELECTIVE INSURANCE GROUP INC
filed 2022-11-03
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022
or

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
Yes ☐ No ☒
As of October 31, 2022, there were 60,275,170 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2022	December 31, 2021
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $31,482 – 2022; $29,460 – 2021)	$33,008	28,850
Less: allowance for credit losses	—	(65)
Fixed income securities, held-to-maturity, net of allowance for credit losses	33,008	28,785
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $52,337 – 2022 and $9,724 – 2021; amortized cost: $7,107,011 – 2022 and $6,490,753 – 2021)	6,472,100	6,709,976
Commercial mortgage loans – at carrying value (fair value: $136,652 – 2022 and $97,598 – 2021)	145,209	95,795
Less: allowance for credit losses	—	—
Commercial mortgage loans, net of allowance for credit losses	145,209	95,795
Equity securities – at fair value (cost: $188,964 – 2022; $308,840 – 2021)	183,868	335,537
Short-term investments	269,302	447,863
Other investments	432,624	409,032
Total investments (Note 4 and 5)	$7,536,111	8,026,988
Cash	538	455
Restricted cash	8,495	44,608
Accrued investment income	54,024	48,247
Premiums receivable	1,128,673	958,787
Less: allowance for credit losses (Note 6)	(15,200)	(13,600)
Premiums receivable, net of allowance for credit losses	1,113,473	945,187
Reinsurance recoverable	714,731	601,668
Less: allowance for credit losses (Note 7)	(1,600)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	713,131	600,068
Prepaid reinsurance premiums	178,708	183,007
Current federal income tax	24,565	772
Deferred federal income tax	164,557	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $271,563 – 2022; $253,427 – 2021	85,333	82,053
Deferred policy acquisition costs	370,925	326,915
Goodwill	7,849	7,849
Other assets	262,772	195,240
Total assets	$10,520,481	10,461,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$4,965,277	4,580,903
Unearned premiums	2,022,240	1,803,207
Long-term debt	505,151	506,050
Deferred federal income tax	—	13,413
Accrued salaries and benefits	112,227	121,057
Other liabilities	488,053	453,874
Total liabilities	$8,092,948	7,478,504

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share - 2022 and 2021
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,778,828 – 2022; 104,450,916 – 2021	209,558	208,902
Additional paid-in capital	486,239	464,347
Retained earnings	2,683,763	2,603,472
Accumulated other comprehensive (loss) income (Note 11)	(525,011)	115,099
Treasury stock – at cost (shares: 44,505,337 – 2022; 44,266,534 – 2021)	(627,016)	(608,935)
Total stockholders’ equity	$2,427,533	2,982,885
Commitments and contingencies
Total liabilities and stockholders’ equity	$10,520,481	10,461,389

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Net premiums earned	$853,879	767,247	$2,500,601	2,232,725
Net investment income earned	63,889	93,032	206,713	246,479
Net realized and unrealized investment (losses) gains	(25,681)	177	(108,913)	15,353
Other income	2,933	4,588	7,499	14,912
Total revenues	895,020	865,044	2,605,900	2,509,469

Expenses:
Loss and loss expense incurred	547,826	505,269	1,566,930	1,340,293
Amortization of deferred policy acquisition costs	179,048	160,868	522,186	464,276
Other insurance expenses	102,806	94,759	298,310	278,531
Interest expense	7,179	7,242	21,599	21,967
Corporate expenses	5,522	4,270	24,442	22,936
Total expenses	842,381	772,408	2,433,467	2,128,003

Income before federal income tax	52,639	92,636	172,433	381,466

Federal income tax expense:
Current	14,813	18,878	41,682	79,319
Deferred	(4,699)	53	(7,624)	(2,711)
Total federal income tax expense	10,114	18,931	34,058	76,608

Net income	$42,525	73,705	$138,375	304,858

Preferred stock dividends	2,300	2,300	6,900	7,053

Net income available to common stockholders	$40,225	71,405	$131,475	297,805

Earnings per common share:
Net income available to common stockholders - Basic	$0.67	1.19	$2.18	4.95

Net income available to common stockholders - Diluted	$0.66	1.18	$2.16	4.92

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income	$42,525	73,705	$138,375	304,858

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding losses arising during period	(149,803)	(27,875)	(532,744)	(81,402)
Unrealized losses on securities with credit loss recognized in earnings	(53,946)	(1,851)	(179,803)	(2,906)
Amounts reclassified into net income:
Held-to-maturity securities	1	1	2	(3)
Net realized losses (gains) on disposals and intent-to-sell available-for-sale securities	11,246	(1,024)	38,233	(501)
Credit loss expense	3,532	1,054	33,214	3,207
Total unrealized losses on investment securities	(188,970)	(29,695)	(641,098)	(81,605)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	329	548	988	1,643
Total defined benefit pension and post-retirement plans	329	548	988	1,643
Other comprehensive loss	(188,641)	(29,147)	(640,110)	(79,962)
Comprehensive (loss) income	$(146,116)	44,558	$(501,735)	224,896

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	209,506	208,742	208,902	208,066
Dividend reinvestment plan	11	10	34	34
Stock purchase and compensation plans	41	26	622	678
End of period	209,558	208,778	209,558	208,778

Additional paid-in capital:
Beginning of period	481,380	454,459	464,347	438,985
Dividend reinvestment plan	438	416	1,325	1,261
Stock purchase and compensation plans	4,421	3,268	20,567	17,897
End of period	486,239	458,143	486,239	458,143

Retained earnings:
Beginning of period	2,660,584	2,467,596	2,603,472	2,271,537
Net income	42,525	73,705	138,375	304,858
Dividends to preferred stockholders	(2,300)	(2,300)	(6,900)	(7,053)
Dividends to common stockholders	(17,046)	(15,191)	(51,184)	(45,532)
End of period	2,683,763	2,523,810	2,683,763	2,523,810

Accumulated other comprehensive (loss) income:
Beginning of period	(336,370)	169,371	115,099	220,186
Other comprehensive loss	(188,641)	(29,147)	(640,110)	(79,962)
End of period	(525,011)	140,224	(525,011)	140,224

Treasury stock:
Beginning of period	(621,010)	(608,801)	(608,935)	(599,885)
Acquisition of treasury stock - share repurchase authorization	(5,931)	—	(12,423)	(3,404)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(75)	(58)	(5,658)	(5,570)
End of period	(627,016)	(608,859)	(627,016)	(608,859)

Total stockholders’ equity	$2,427,533	2,922,096	$2,427,533	2,922,096

Dividends declared per preferred share	$287.50	287.50	$862.50	881.67
Dividends declared per common share	$0.28	0.25	$0.84	0.75

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,327,734	60,106,236	60,184,382	59,905,803
Dividend reinvestment plan	5,647	5,096	17,152	17,152
Stock purchase and compensation plan	20,073	12,946	310,760	339,061
Acquisition of treasury stock - share repurchase authorization	(79,100)	—	(165,159)	(52,781)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(863)	(743)	(73,644)	(85,700)
End of period	60,273,491	60,123,535	60,273,491	60,123,535

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2022	2021
Operating Activities
Net income	$138,375	304,858

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,350	40,706
Stock-based compensation expense	15,123	13,431
Undistributed gains of equity method investments	(12,971)	(65,215)
Distributions in excess of current year income of equity method investments	33,365	2,750
Net realized and unrealized losses (gains)	108,913	(15,353)
Loss on disposal of fixed assets	—	50

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	271,311	251,260
Increase in unearned premiums, net of prepaid reinsurance	223,332	211,564
Increase in net federal income taxes	(31,607)	(17,866)
Increase in premiums receivable	(168,286)	(148,817)
Increase in deferred policy acquisition costs	(44,010)	(45,417)
Increase in accrued investment income	(5,936)	(1,249)
Decrease in accrued salaries and benefits	(8,830)	(1,160)
Increase in other assets	(31,241)	(22,045)
(Decrease) increase in other liabilities	(36,444)	35,806
Net cash provided by operating activities	485,444	543,303

Investing Activities
Purchases of fixed income securities, held-to-maturity	(6,692)	(11,250)
Purchases of fixed income securities, available-for-sale	(2,183,013)	(1,660,798)
Purchases of commercial mortgage loans	(57,289)	(38,129)
Purchases of equity securities	(21,044)	(82,223)
Purchases of other investments	(45,495)	(63,661)
Purchases of short-term investments	(3,123,086)	(3,443,597)
Sales of fixed income securities, available-for-sale	986,367	384,586
Proceeds from commercial mortgage loans	7,875	442
Sales of short-term investments	3,302,140	3,497,243
Redemption and maturities of fixed income securities, held-to-maturity	2,508	2,735
Redemption and maturities of fixed income securities, available-for-sale	539,680	910,741
Sales of equity securities	155,670	85,373
Sales of other investments	2,156	5,377
Distributions from other investments	11,114	10,524
Purchases of property and equipment	(21,758)	(15,123)
Net cash used in investing activities	(450,867)	(417,760)

Financing Activities
Dividends to preferred stockholders	(6,900)	(7,053)
Dividends to common stockholders	(49,307)	(43,756)
Acquisition of treasury stock	(18,081)	(8,974)
Net proceeds from stock purchase and compensation plans	5,500	4,575
Preferred stock issued, net of issuance costs	—	(479)
Proceeds from borrowings	35,000	—
Repayments of borrowings	(35,000)	(50,000)
Repayments of finance lease obligations	(1,819)	(298)
Net cash used in financing activities	(70,607)	(105,985)
Net (decrease) increase in cash and restricted cash	(36,030)	19,558
Cash and restricted cash, beginning of period	45,063	15,231
Cash and restricted cash, end of period	$9,033	34,789

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2022 (“Third Quarter 2022”) and September 30, 2021 (“Third Quarter 2021”), and the nine-month periods ended September 30, 2022 ("Nine Months 2022") and September 30, 2021 ("Nine Months 2021"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
There was no adoption of accounting pronouncements in Third Quarter and Nine Months 2022.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2022	2021
Cash paid (received) during the period for:
Interest	$22,699	23,278
Federal income tax	61,000	93,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,096	6,480
Operating cash flows from financing leases	33	5
Financing cash flows from finance leases	1,819	298

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	32,546	50,501
Corporate actions related to equity securities[1]	—	527
Conversion of AFS fixed income securities to equity securities	1,463	—
Assets acquired under finance lease arrangements	650	183
Assets acquired under operating lease arrangements	15,514	273
Non-cash purchase of property and equipment	—	—
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2022	December 31, 2021
Cash	$538	455
Restricted cash	8,495	44,608
Cash and restricted cash shown in the Consolidated Statements of Cash Flows	$9,033	45,063

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program. Restricted cash was elevated at December 31, 2021, primarily to pay Hurricane Ida flood claims.

NOTE 4. Investments
(a) Information regarding our AFS securities as of September 30, 2022 and December 31, 2021, were as follows:

September 30, 2022
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$168,340	—	6	(20,115)	148,231
Foreign government	16,060	(320)	—	(1,960)	13,780
Obligations of states and political subdivisions	1,031,937	(1,311)	141	(63,137)	967,630
Corporate securities	2,535,367	(36,970)	1,222	(234,983)	2,264,636
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,581,097	(3,114)	1,732	(112,292)	1,467,423
Residential mortgage-backed securities ("RMBS")	1,130,752	(10,603)	764	(104,856)	1,016,057
Commercial mortgage-backed securities ("CMBS")	643,458	(19)	102	(49,198)	594,343
Total AFS fixed income securities	$7,107,011	(52,337)	3,967	(586,541)	6,472,100

December 31, 2021
($ in thousands)	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
AFS fixed income securities:
U.S. government and government agencies	$127,974	—	3,629	(1,145)	130,458
Foreign government	15,420	(46)	609	(123)	15,860
Obligations of states and political subdivisions	1,121,422	(137)	68,258	(235)	1,189,308
Corporate securities	2,478,348	(6,682)	106,890	(4,953)	2,573,603
CLO and other ABS	1,343,687	(939)	14,350	(6,284)	1,350,814
RMBS	756,280	(1,909)	24,813	(2,932)	776,252
CMBS	647,622	(11)	27,752	(1,682)	673,681
Total AFS fixed income securities	$6,490,753	(9,724)	246,301	(17,354)	6,709,976

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended September 30, 2022
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$265	40	—	15	—	—	320
Obligations of states and political subdivisions	1,206	313	—	(181)	(27)	—	1,311
Corporate securities	35,072	4,061	—	633	(2,733)	(63)	36,970
CLO and other ABS	3,623	35	—	(527)	(17)	—	3,114
RMBS	10,616	35	—	46	(94)	—	10,603
CMBS	18	—	—	1	—	—	19
Total AFS fixed income securities	$50,800	4,484	—	(13)	(2,871)	(63)	52,337

Quarter ended September 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$49	—	(2)	—	—	47
Obligations of states and political subdivisions	38	61	—	—	—	99
Corporate securities	3,477	1,307	64	(49)	(80)	4,719
CLO and other ABS	1,399	46	(517)	(2)	—	926
RMBS	1,034	248	125	(44)	—	1,363
CMBS	14	4	(3)	—	—	15
Total AFS fixed income securities	$6,011	1,666	(333)	(95)	(80)	7,169

Nine Months ended September 30, 2022
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$46	292	—	(4)	(14)	—	320
Obligations of states and political subdivisions	137	1,371	—	(6)	(191)	—	1,311
Corporate securities	6,682	33,096	—	4,384	(5,925)	(1,267)	36,970
CLO and other ABS	939	1,580	—	623	(28)	—	3,114
RMBS	1,909	225	8,318	473	(322)	—	10,603
CMBS	11	18	—	(10)	—	—	19
Total AFS fixed income securities	$9,724	36,582	8,318	5,460	(6,480)	(1,267)	52,337

Nine Months ended September 30, 2021
($ in thousands)	Beginning Balance	Current Provision for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
Foreign government	$1	47	(1)	—	—	47
Obligations of states and political subdivisions	4	84	11	—	—	99
Corporate securities	2,782	3,413	(765)	(570)	(141)	4,719
CLO and other ABS	592	573	(219)	(20)	—	926
RMBS	561	1,018	(95)	(121)	—	1,363
CMBS	29	4	(18)	—	—	15
Total AFS fixed income securities	$3,969	5,139	(1,087)	(711)	(141)	7,169

During Third Quarter and Nine Months 2022 and 2021, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. Accrued interest on AFS securities was $52.8 million as of September 30, 2022, and $46.3 million as of December 31, 2021. We did not record any material write-offs of accrued interest during 2022 and 2021.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

September 30, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$138,136	(16,003)	9,819	(4,112)	147,955	(20,115)
Foreign government	12,069	(1,501)	1,711	(459)	13,780	(1,960)
Obligations of states and political subdivisions	921,980	(62,494)	3,886	(643)	925,866	(63,137)
Corporate securities	2,037,738	(217,328)	61,315	(17,655)	2,099,053	(234,983)
CLO and other ABS	1,107,292	(82,751)	269,902	(29,541)	1,377,194	(112,292)
RMBS	937,823	(93,871)	45,296	(10,985)	983,119	(104,856)
CMBS	538,907	(40,359)	52,313	(8,839)	591,220	(49,198)
Total AFS fixed income securities	$5,693,945	(514,307)	444,242	(72,234)	6,138,187	(586,541)

December 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,857	(746)	7,827	(399)	42,684	(1,145)
Foreign government	2,000	(84)	1,061	(39)	3,061	(123)
Obligations of states and political subdivisions	25,837	(235)	—	—	25,837	(235)
Corporate securities	300,549	(4,903)	2,520	(50)	303,069	(4,953)
CLO and other ABS	663,976	(4,934)	53,368	(1,350)	717,344	(6,284)
RMBS	236,010	(2,931)	20	(1)	236,030	(2,932)
CMBS	112,899	(1,016)	20,326	(666)	133,225	(1,682)
Total AFS fixed income securities	$1,376,128	(14,849)	85,122	(2,505)	1,461,250	(17,354)

We currently do not intend to sell any of the securities summarized in the tables above, nor will we be required to sell any of them. The increase in gross unrealized losses as of September 30, 2022, compared to December 31, 2021, was driven by an increase in benchmark U.S. Treasury rates and a widening of credit spreads, with the increase in interest rates having the most significant impact. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report, we have concluded that no allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of September 30, 2022. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at September 30, 2022, by contractual maturity are shown below. The maturities of mortgage-backed securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$322,189	6,577	6,595
Due after one year through five years	2,826,402	4,955	4,907
Due after five years through 10 years	2,410,981	21,476	19,980
Due after 10 years	912,528	—	—
Total fixed income securities	$6,472,100	33,008	31,482

(d) The following table summarizes our other investment portfolio by strategy:

Other Investments	September 30, 2022			December 31, 2021
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]	Carrying Value	Remaining Commitment	Maximum Exposure to Loss[1]
Alternative Investments
Private equity	$284,538	126,446	410,984	273,070	99,734	372,804
Private credit	55,398	91,196	146,594	63,138	92,674	155,812
Real assets	27,885	29,103	56,988	23,524	22,579	46,103
Total alternative investments	367,821	246,745	614,566	359,732	214,987	574,719
Other securities	64,803	—	64,803	49,300	—	49,300
Total other investments	$432,624	246,745	679,369	409,032	214,987	624,019
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

The following table shows gross summarized financial information for our other investments portfolio, including the portion we do not own. The majority of these investments are carried under the equity method of accounting and report results to us on a one-quarter lag. The following table provides (i) the total net income reported by these investments to all of their investors for the three and nine months ended June 30, 2022 and June 30, 2021, and (ii) the portion of these results that are included in our Third Quarter and Nine Months 2022 and 2021 results:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2022	2021	2022	2021
Net investment income	$205.6	60.4	$612.0	550.3
Realized gains	1,983.5	1,857.6	10,964.9	4,026.2
Net change in unrealized appreciation	(3,188.9)	11,188.2	(1,973.0)	20,767.9
Net income	$(999.8)	13,106.2	$9,603.9	25,344.4
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$(5.6)	42.8	$22.8	92.9

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at September 30, 2022 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2022:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	18.9	18.9
Obligations of states and political subdivisions	—	—	3.6	3.6
RMBS	60.5	29.7	—	90.2
CMBS	4.8	10.0	—	14.8
Total pledged as collateral	$65.3	39.7	22.5	127.5

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than certain U.S. government agencies, as of September 30, 2022, or December 31, 2021.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Fixed income securities	$68,236	51,683	$184,305	157,114
Commercial mortgage loans ("CMLs")	1,600	683	3,762	1,892
Equity securities	2,604	2,955	7,661	8,425
Short-term investments	1,152	64	1,660	204
Other investments	(5,469)	42,865	22,896	93,158
Investment expenses	(4,234)	(5,218)	(13,571)	(14,314)
Net investment income earned	$63,889	93,032	$206,713	246,479

(h) The following table summarizes net realized and unrealized gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Gross gains on sales	$7,094	7,151	$23,843	12,906
Gross losses on sales	(19,668)	(2,505)	(52,573)	(8,787)
Net realized (losses) gains on disposals	(12,574)	4,646	(28,730)	4,119
Net unrealized (losses) gains on equity securities	(7,777)	(3,111)	(31,791)	15,830
Net credit loss expense on fixed income securities, AFS	(4,471)	(1,334)	(42,042)	(4,059)
Net credit loss benefit (expense) on fixed income securities, HTM	54	6	62	(54)
Losses on securities for which we have the intent to sell	(913)	(30)	(6,412)	(483)
Net realized and unrealized (losses) gains	$(25,681)	177	$(108,913)	15,353

Net realized and unrealized investment gains decreased $25.9 million in Third Quarter 2022 and $124.3 million in Nine Months 2022 compared to the same prior-year periods, primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities in an effort to opportunistically increase yield given the rising interest rate environment, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Net unrealized losses and gains recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(5,832)	269	$(16,334)	14,767
On securities sold in period	(1,945)	(3,380)	(15,457)	1,063
Total unrealized (losses) gains recognized in income on equity securities	$(7,777)	(3,111)	$(31,791)	15,830

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,920	50,225	49,917	63,719
6.70% Senior Notes	99,536	97,098	99,520	127,574
5.375% Senior Notes	294,400	255,216	294,330	395,652
3.03% borrowings from FHLBI	60,000	57,025	60,000	64,126
Subtotal long-term debt	503,856	459,564	503,767	651,071
Unamortized debt issuance costs	(2,986)		(3,167)
Finance lease obligations	4,281		5,450
Total long-term debt	$505,151		506,050

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2022, and December 31, 2021:

September 30, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$148,231	75,858	72,373	—
Foreign government	13,780	—	13,780	—
Obligations of states and political subdivisions	967,630	—	960,919	6,711
Corporate securities	2,264,636	—	2,098,812	165,824
CLO and other ABS	1,467,423	—	1,341,751	125,672
RMBS	1,016,057	—	1,016,057	—
CMBS	594,343	—	593,970	373
Total AFS fixed income securities	6,472,100	75,858	6,097,662	298,580
Equity securities:
Common stock[1]	182,138	81,029	—	—
Preferred stock	1,730	1,730	—	—
Total equity securities	183,868	82,759	—	—
Short-term investments	269,302	268,982	320	—
Total assets measured at fair value	$6,925,270	427,599	6,097,982	298,580

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$130,458	60,615	69,843	—
Foreign government	15,860	—	15,860	—
Obligations of states and political subdivisions	1,189,308	—	1,181,563	7,745
Corporate securities	2,573,603	—	2,459,476	114,127
CLO and other ABS	1,350,814	—	1,225,905	124,909
RMBS	776,252	—	776,007	245
CMBS	673,681	—	669,425	4,256
Total AFS fixed income securities	6,709,976	60,615	6,398,079	251,282
Equity securities:
Common stock[1]	333,449	249,846	—	—
Preferred stock	2,088	2,088	—	—
Total equity securities	335,537	251,934	—	—
Short-term investments	447,863	442,723	5,140	—
Total assets measured at fair value	$7,493,376	755,272	6,403,219	251,282
1Investments amounting to $101.1 million at September 30, 2022, and $83.6 million at December 31, 2021, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Nine Months 2022 and Nine Months 2021:

September 30, 2022
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net (losses) gains for the period included in:
Other comprehensive income ("OCI")	(879)	(23,847)	(11,436)	(17)	(477)	(36,656)
Net realized and unrealized (losses) gains	(155)	(2,345)	(771)	—	(7)	(3,278)
Net investment income earned	—	49	127	—	46	222
Purchases	—	74,327	44,167	—	—	118,494
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(8,663)	(6,678)	(11)	(15)	(15,367)
Transfers into Level 3	—	19,214	—	—	—	19,214
Transfers out of Level 3	—	(7,038)	(24,646)	(217)	(3,430)	(35,331)
Fair value, September 30, 2022	$6,711	165,824	125,672	—	373	298,580

Change in unrealized losses for the period included in earnings for assets held at period end	(155)	(2,330)	(771)	—	(7)	(3,263)
Change in unrealized losses for the period included in OCI for assets held at period end	(879)	(23,852)	(11,395)	(17)	(477)	(36,620)

September 30, 2021
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	129,969
Total net (losses) gains for the period included in:
OCI	9	2,607	206	2,822
Net realized and unrealized (losses) gains	—	(185)	(35)	(220)
Net investment income earned	—	14	9	23
Purchases	—	43,833	19,041	62,874
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(210)	(1,750)	(1,960)
Transfers into Level 3	5,101	981	3,226	9,308
Transfers out of Level 3	—	(7,454)	(14,643)	(22,097)
Fair value, September 30, 2021	$8,004	110,286	62,429	180,719

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	—	(185)	(35)	(220)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	9	2,607	206	2,822

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at September 30, 2022, and December 31, 2021:

September 30, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$77,424	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 19.6%	1.8%
CLO and other ABS	40,883	Discounted Cash Flow	Illiquidity Spread	0.01% - 8.0%	1.9%
Total internal valuations	118,307
Other[1]	180,273
Total Level 3 securities	$298,580

December 31, 2021
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$54,135	Discounted Cash Flow	Illiquidity Spread	0.3% - 3.0%	1.2%
CLO and other ABS	34,903	Discounted Cash Flow	Illiquidity Spread	0.7% - 8.0%	2.1%
Total internal valuations	89,038
Other[1]	162,244
Total Level 3 securities	$251,282
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at September 30, 2022, and December 31, 2021:

September 30, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,424	—	3,424	—
Corporate securities	28,058	—	28,058	—
Total HTM fixed income securities	$31,482	—	31,482	—

CMLs	$136,652	—	—	136,652

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$50,225	—	50,225	—
6.70% Senior Notes	97,098	—	97,098	—
5.375% Senior Notes	255,216	—	255,216	—
3.03% borrowings from FHLBI	57,025	—	57,025	—
Total long-term debt	$459,564	—	459,564	—

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,576	—	3,576	—
Corporate securities	25,884	—	25,884	—
Total HTM fixed income securities	$29,460	—	29,460	—

CMLs	$97,598	—	—	97,598

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,719	—	63,719	—
6.70% Senior Notes	127,574	—	127,574	—
5.375% Senior Notes	395,652	—	395,652	—
3.03% borrowings from FHLBI	64,126	—	64,126	—
Total long-term debt	$651,071	—	651,071	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Balance at beginning of period	$14,900	$18,300	$13,600	$21,000
Current period change for expected credit losses	2,250	180	4,335	1,721
Write-offs charged against the allowance for credit losses	(2,349)	(2,154)	(3,787)	(6,554)
Recoveries	399	174	1,052	333
Allowance for credit losses, end of period	$15,200	$16,500	$15,200	$16,500

In Third Quarter 2022, we recognized an additional allowance for credit losses on premiums receivable of $2.6 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $2.7 million on 2022 premiums based on our historical write-off percentages and assumptions, partially offset by a $0.1 million allowance reduction on 2021 and older policies.

In Nine Months 2022, we recognized an additional allowance for credit losses on premiums receivable of $5.4 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $7.0 million on 2022 premiums based on our historical write-off percentages and assumptions, partially offset by a $1.6 million allowance reduction on 2021 and older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize.

In Third Quarter 2021, we recognized expected credit losses, excluding the impact of write-offs, of $1.2 million on 2021 policies based on our historical write-off percentages and assumptions, partially offset by a $0.8 million allowance reduction on older policies. In Nine Months 2021, we recognized expected credit losses, excluding the impact of write-offs, of $6.3 million on 2021 policies based on our historical write-off percentages and assumptions, partially offset by a $4.2 million allowance reduction on older policies.

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2022, and December 31, 2021:

	September 30, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$45,356	$—	$45,356
A+	360,085	920	361,005
A	98,860	176	99,036
A-	2,301	90	2,391
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$506,602	$1,186	$507,788

Non-rated reinsurers
Federal and state pools	$202,989	$—	$202,989
Other than federal and state pools	3,676	278	3,954
Total non-rated reinsurers	$206,665	$278	$206,943

Total reinsurance recoverable, gross	$713,267	$1,464	$714,731
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$713,131

	December 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$38,601	$9	$38,610
A+	339,857	1,520	341,377
A	95,675	1,227	96,902
A-	3,209	145	3,354
B++	—	—	—
B+	—	—	—
Total rated reinsurers	$477,342	$2,901	$480,243

Non-rated reinsurers
Federal and state pools	$116,378	$—	$116,378
Other than federal and state pools	4,597	450	5,047
Total non-rated reinsurers	$120,975	$450	$121,425

Total reinsurance recoverable, gross	$598,317	$3,351	$601,668
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$600,068

The $86.6 million increase in "Federal and state pools" as of September 30, 2022, compared to December 31, 2021, was primarily due to NFIP reserves recorded in Third Quarter 2022 for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,600	1,777	$1,600	1,777
Current period change for expected credit losses	—	(182)	—	(182)
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,600	1,595	$1,600	1,595

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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Premiums written:
Direct	$1,037,612	932,752	$3,089,166	2,796,296
Assumed	9,531	7,136	23,398	17,541
Ceded	(143,749)	(126,982)	(388,631)	(369,548)
Net	$903,394	812,906	$2,723,933	2,444,289
Premiums earned:
Direct	$984,981	877,620	$2,872,008	2,568,445
Assumed	8,514	6,304	21,523	16,391
Ceded	(139,616)	(116,677)	(392,930)	(352,111)
Net	$853,879	767,247	$2,500,601	2,232,725
Loss and loss expenses incurred:
Direct	$732,568	655,483	$1,821,069	1,557,063
Assumed	6,443	4,143	15,846	10,807
Ceded	(191,185)	(154,357)	(269,985)	(227,577)
Net	$547,826	505,269	$1,566,930	1,340,293

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2022	2021
Gross reserve for loss and loss expense, at beginning of period	$4,580,903	4,260,355
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	578,641	554,269
Net reserve for loss and loss expense, at beginning of period	4,002,262	3,706,086
Incurred loss and loss expense for claims occurring in the:
Current year	1,610,940	1,408,240
Prior years	(44,010)	(67,947)
Total incurred loss and loss expense	1,566,930	1,340,293
Paid loss and loss expense for claims occurring in the:
Current year	513,118	430,288
Prior years	779,438	675,782
Total paid loss and loss expense	1,292,556	1,106,070
Net reserve for loss and loss expense, at end of period	4,276,636	3,940,309
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	688,641	670,031
Gross reserve for loss and loss expense at end of period	$4,965,277	4,610,340

Prior year reserve development in Nine Months 2022 was favorable by $44.0 million, consisting of $48.0 million of favorable casualty reserve development, partially offset by $4.0 million of unfavorable property reserve development. The favorable casualty reserve development included $40.0 million in our workers compensation line of business, $10.0 million in our bonds line of business, $8.0 million in our businessowners' policies line of business, and $5.0 million in our general liability line of business, partially offset by $15.0 million of unfavorable casualty reserve development in our commercial automobile line of business.

Prior year reserve development in Nine Months 2021 was favorable by $67.9 million, primarily consisting of $66.0 million of casualty reserve development. The favorable casualty reserve development included $29.0 million in our general liability line of business, $28.0 million in our workers compensation line of business, $7.0 million in our Excess and Surplus (E&S") casualty lines of business, and $2.0 million in our businessowners' policies line of business.
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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Standard Commercial Lines:
Net premiums earned:
General liability	$225,302	205,904	$667,912	596,717
Commercial automobile	207,129	185,610	599,340	535,519
Commercial property	128,268	111,981	371,892	320,904
Workers compensation	81,996	78,318	250,178	230,845
Businessowners' policies	32,130	23,025	93,682	80,963
Bonds	11,094	8,850	32,136	26,436
Other	6,518	5,883	19,003	17,082
Miscellaneous income	2,444	4,168	6,141	13,670
Total Standard Commercial Lines revenue	694,881	623,739	2,040,284	1,822,136
Standard Personal Lines:
Net premiums earned:
Personal automobile	40,746	40,575	120,414	122,977
Homeowners	32,619	30,633	95,436	91,801
Other	2,273	2,154	5,768	5,698
Miscellaneous income	489	420	1,358	1,242
Total Standard Personal Lines revenue	76,127	73,782	222,976	221,718
E&S Lines:
Net premiums earned:
Casualty lines	59,640	52,983	170,305	144,458
Property lines	26,164	21,331	74,535	59,325
Total E&S Lines revenue	85,804	74,314	244,840	203,783
Investments:
Net investment income	63,889	93,032	206,713	246,479
Net realized and unrealized investment (losses) gains	(25,681)	177	(108,913)	15,353
Total Investments revenue	38,208	93,209	97,800	261,832
Total revenues	$895,020	865,044	$2,605,900	2,509,469

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Standard Commercial Lines:
Underwriting income, before federal income tax	$22,501	17,413	$111,593	154,850
Underwriting income, after federal income tax	17,776	13,756	88,158	122,332
Combined ratio	96.8%	97.2	94.5	91.4
ROE contribution	3.1	2.1	4.7	6.2

Standard Personal Lines:
Underwriting (loss) income, before federal income tax	$(1,385)	(11,146)	$(7,232)	2,193
Underwriting (loss) income, after federal income tax	(1,094)	(8,805)	(5,713)	1,732
Combined ratio	101.8%	115.2	103.3	99.0
ROE contribution	(0.2)	(1.3)	(0.3)	0.1

E&S Lines:
Underwriting income, before federal income tax	$6,016	4,672	$16,313	7,494
Underwriting income, after federal income tax	4,753	3,691	12,887	5,920
Combined ratio	93.0%	93.7	93.3	96.3
ROE contribution	0.8	0.5	0.7	0.3

Investments:
Net investment income earned	$63,889	93,032	$206,713	246,479
Net realized and unrealized investment (losses) gains	(25,681)	177	(108,913)	15,353
Total investments segment income, before federal income tax	38,208	93,209	97,800	261,832
Tax on investments segment income	6,964	18,379	17,136	51,229
Total investments segment income, after federal income tax	$31,244	74,830	$80,664	210,603
ROE contribution of after-tax net investment income earned	8.9	11.0	8.9	10.1

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Underwriting income (loss)
Standard Commercial Lines	$22,501	17,413	$111,593	154,850
Standard Personal Lines	(1,385)	(11,146)	(7,232)	2,193
E&S Lines	6,016	4,672	16,313	7,494
Investment income	38,208	93,209	97,800	261,832
Total all segments	65,340	104,148	218,474	426,369
Interest expense	(7,179)	(7,242)	(21,599)	(21,967)
Corporate expenses	(5,522)	(4,270)	(24,442)	(22,936)
Income, before federal income tax	$52,639	92,636	$172,433	381,466
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(7,053)
Income available to common stockholders, before federal income tax	$50,339	90,336	$165,533	374,413

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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Net Periodic Pension Cost (Benefit):
Interest cost	$2,486	2,148	$7,458	6,445
Expected return on plan assets	(5,537)	(5,744)	(16,611)	(17,232)
Amortization of unrecognized net actuarial loss	366	626	1,099	1,876
Total net periodic pension cost (benefit)[1]	$(2,685)	(2,970)	$(8,054)	(8,911)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Nine Months ended September 30,
	2022	2021
Weighted-Average Expense Assumptions:
Discount rate	2.98%	2.68%
Effective interest rate for calculation of interest cost	2.48	2.06
Expected return on plan assets	5.00	5.40

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter and Nine Months 2022 and 2021 are as follows:

Third Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$52,639	10,114	42,525
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(189,622)	(39,819)	(149,803)
Unrealized losses on securities with credit loss recognized in earnings	(68,287)	(14,341)	(53,946)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized losses on disposals and intent-to-sell AFS securities	14,235	2,989	11,246
Credit loss expense	4,471	939	3,532
Total unrealized losses on investment securities	(239,202)	(50,232)	(188,970)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	417	88	329
Total defined benefit pension and post-retirement plans	417	88	329
Other comprehensive loss	(238,785)	(50,144)	(188,641)
Comprehensive loss	$(186,146)	(40,030)	(146,116)

Third Quarter 2021
($ in thousands)	Gross	Tax	Net
Net income	$92,636	18,931	73,705
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(35,285)	(7,410)	(27,875)
Unrealized losses on securities with credit loss recognized in earnings	(2,343)	(492)	(1,851)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized gains on disposals and intent-to-sell AFS securities	(1,296)	(272)	(1,024)
Credit loss expense	1,334	280	1,054
Total unrealized losses on investment securities	(37,589)	(7,894)	(29,695)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	693	145	548
Total defined benefit pension and post-retirement plans	693	145	548
Other comprehensive loss	(36,896)	(7,749)	(29,147)
Comprehensive income	$55,740	11,182	44,558

Nine Months 2022
($ in thousands)	Gross	Tax	Net
Net income	$172,433	34,058	138,375
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(674,357)	(141,613)	(532,744)
Unrealized losses on securities with credit loss recognized in earnings	(227,599)	(47,796)	(179,803)
Amounts reclassified into net income:
HTM securities	2	—	2
Net realized losses on disposals and intent-to-sell AFS securities	48,396	10,163	38,233
Credit loss expense	42,042	8,828	33,214
Total unrealized losses on investment securities	(811,516)	(170,418)	(641,098)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	1,251	263	988
Total defined benefit pension and post-retirement plans	1,251	263	988
Other comprehensive loss	(810,265)	(170,155)	(640,110)
Comprehensive loss	$(637,832)	(136,097)	(501,735)

Nine Months 2021
($ in thousands)	Gross	Tax	Net
Net income	$381,466	76,608	304,858
Components of OCI:
Unrealized losses on investment securities:
Unrealized holding losses during the period	(103,040)	(21,638)	(81,402)
Unrealized losses on securities with credit loss recognized in earnings	(3,678)	(772)	(2,906)
Amounts reclassified into net income:
HTM securities	(4)	(1)	(3)
Net realized gains on disposals and intent-to-sell AFS securities	(634)	(133)	(501)
Credit loss expense	4,059	852	3,207
Total unrealized losses on investment securities	(103,297)	(21,692)	(81,605)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	2,079	436	1,643
Total defined benefit pension and post-retirement plans	2,079	436	1,643
Other comprehensive loss	(101,218)	(21,256)	(79,962)
Comprehensive income	$280,248	55,352	224,896

The balances of, and changes in, each component of accumulated other comprehensive income ("AOCI") (net of taxes) as of September 30, 2022, were as follows:

September 30, 2022	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal
Balance, December 31, 2021	$(4,287)	(3)	185,170	180,880	(65,781)	115,099
OCI before reclassifications	(179,803)	—	(532,744)	(712,547)	—	(712,547)
Amounts reclassified from AOCI	33,214	2	38,233	71,449	988	72,437
Net current period OCI	(146,589)	2	(494,511)	(641,098)	988	(640,110)
Balance, September 30, 2022	$(150,876)	(1)	(309,341)	(460,218)	(64,793)	(525,011)
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2022	2021	2022	2021
HTM related
Unrealized losses (gains) on HTM disposals	$1	(1)	$1	(1)	Net realized and unrealized investment (losses) gains
Amortization of net unrealized losses (gains) on HTM securities	—	2	1	(3)	Net investment income earned
	1	1	2	(4)	Income before federal income tax
	—	—	—	1	Total federal income tax expense
	1	1	2	(3)	Net income
Net realized losses (gains) on disposals and intent-to-sell AFS securities
Net realized losses (gains) on disposals and intent-to-sell AFS securities	14,235	(1,296)	48,396	(634)	Net realized and unrealized investment (losses) gains
	14,235	(1,296)	48,396	(634)	Income before federal income tax
	(2,989)	272	(10,163)	133	Total federal income tax expense
	11,246	(1,024)	38,233	(501)	Net income
Credit loss related
Credit loss expense	4,471	1,334	42,042	4,059	Net realized and unrealized investment (losses) gains
	4,471	1,334	42,042	4,059	Income before federal income tax
	(939)	(280)	(8,828)	(852)	Total federal income tax expense
	3,532	1,054	33,214	3,207	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	90	159	270	478	Loss and loss expense incurred
	327	534	981	1,601	Other insurance expenses
Total defined benefit pension and post-retirement life	417	693	1,251	2,079	Income before federal income tax
	(88)	(145)	(263)	(436)	Total federal income tax expense
	329	548	988	1,643	Net income

Total reclassifications for the period	$15,108	579	$72,437	4,346	Net income

NOTE 12. Equity
On December 2, 2020, we announced that our Board of Directors authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. The timing and amount of any share repurchases under the authorization will be determined by management at its discretion based on market conditions and other considerations. In Nine Months 2022, we repurchased 165,159 shares of our common stock under our share repurchase program, of which 79,100 were repurchased in Third Quarter 2022. The total cost of repurchases, including commissions, was $12.4 million in Nine Months 2022. We had $84.2 million of remaining capacity under our share repurchase program as of September 30, 2022.

NOTE 13. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders:	$40,225	71,405	131,475	297,805

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,404	60,231	60,409	60,161
Effect of dilutive securities - stock compensation plans	431	355	420	348
Weighted average common shares outstanding - diluted	60,835	60,586	60,829	60,509

EPS:
Basic	$0.67	1.19	2.18	4.95
Diluted	0.66	1.18	2.16	4.92

NOTE 14. Litigation
As of September 30, 2022, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

All our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss. All our standard lines commercial property and businessowners' policies also include or attach an exclusion that states all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion also is the subject of first-party coverage litigation against some insurers, including us. To date, insurers (including us) have prevailed in the majority of these suits, with most decisions holding that COVID-19 does not cause physical loss of or damage to property and the Virus Exclusion is valid. Nonetheless, these two matters continue to be litigated in trial courts, are subject to review by state and federal appellate courts, and their ultimate outcome cannot be assured.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may punitively style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith claims handling. We believe that we have valid defenses to these allegations, and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate, adverse outcomes could potentially have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or industry actual results, activity levels, or performance to materially differ from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements include the words “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions, and we can give no assurance that such expectations will prove correct. We undertake no obligation, other than as federal securities laws may require, to publicly update or revise any forward-looking statements for any reason.

Factors that could cause our actual results to differ materially from what we project, forecast, or estimate in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” in Part II. “Other Information” of this Form 10-Q. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge anytime. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2022 (“Third Quarter 2022”) and September 30, 2021 (“Third Quarter 2021”); and the nine-month periods ended September 30, 2022 ("Nine Months 2022") and September 30, 2021 ("Nine Months 2021");
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

Financial Highlights of Results for Third Quarter and Nine Months 2022 and Third Quarter and Nine Months 20211

($ and shares in thousands, except per share amounts)	Quarter ended September 30,			Change % or Points		Nine Months ended September 30,			Change % or Points
	2022		2021			2022		2021
Financial Data:
Revenues	$895,020		865,044	3%		$2,605,900		2,509,469	4%
After-tax net investment income	51,533		74,690	(31)		166,706		198,474	(16)
After-tax underwriting income	21,434		8,642	148		95,333		129,984	(27)
Net income before federal income tax	52,639		92,636	(43)		172,433		381,466	(55)
Net income	42,525		73,705	(42)		138,375		304,858	(55)
Net income available to common stockholders	40,225		71,405	(44)		131,475		297,805	(56)

Key Metrics:
Combined ratio	96.8%		98.6	(1.8)	pts	95.2%		92.6	2.6	pts
Invested assets per dollar of common stockholders' equity	$3.38		2.89	17%		$3.38		2.89	17%
Return on common equity ("ROE")	7.0		10.6	(3.6)	pts	7.0		15.1	(8.1)	pts
Net premiums written ("NPW") to statutory surplus ratio	1.45	x	1.35	0.10		1.45	x	1.35	0.10

Per Common Share Amounts:
Diluted net income per share	$0.66		1.18	(44)%		$2.16		4.92	(56)%
Book value per share	36.96		45.27	(18)		36.96		45.27	(18)
Dividends declared per share to common stockholders	0.28		0.25	12		0.84		0.75	12

Non-GAAP Information:
Non-GAAP operating income[2]	$60,514		71,265	(15)%		$217,517		285,676	(24)%
Non-GAAP operating income per diluted common share[2]	0.99		1.18	(16)		3.57		4.72	(24)
Non-GAAP operating ROE[2]	10.5%		10.6	(0.1)	pts	11.6%		14.5	(2.9)	pts
Adjusted book value per common share[2]	$44.59		41.56	7%		$44.59		41.56	7%
1Refer to the Glossary of Terms attached to our 2021 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
2Non-GAAP operating income, non-GAAP operating income per diluted common share, and non-GAAP operating ROE are measures comparable to net income available to common stockholders, net income available to common stockholders per diluted common share, and ROE, respectively, but exclude after-tax net realized and unrealized gains and losses on investments included in net income. Adjusted book value per common share is a measure comparable to book value per common share, but excludes total after-tax unrealized gains and losses on investments included in accumulated other comprehensive (loss) income. These non-GAAP measures are important financial measures used by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

Reconciliations of net income available to common stockholders, net income available to common stockholders per diluted common share, ROE, and book value per common share to non-GAAP operating income, non-GAAP operating income per diluted common share, non-GAAP operating ROE, and adjusted book value per common share, respectively, are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$40,225	71,405	$131,475	297,805
Net realized and unrealized investment losses (gains) included in net income, before tax	25,681	(177)	108,913	(15,353)
Tax on reconciling items	(5,392)	37	(22,871)	3,224
Non-GAAP operating income	$60,514	71,265	$217,517	285,676

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Net income available to common stockholders per diluted common share	$0.66	1.18	$2.16	4.92
Net realized and unrealized investment losses (gains) included in net income, before tax	0.42	—	1.79	(0.25)
Tax on reconciling items	(0.09)	—	(0.38)	0.05
Non-GAAP operating income per diluted common share	$0.99	1.18	$3.57	4.72

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
ROE	7.0%	10.6	7.0%	15.1
Net realized and unrealized investment losses (gains) included in net income, before tax	4.4	—	5.8	(0.8)
Tax on reconciling items	(0.9)	—	(1.2)	0.2
Non-GAAP operating ROE	10.5%	10.6	11.6%	14.5

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Book value per common share	$36.96	45.27	$36.96	45.27
Total unrealized investment losses (gains) included in accumulated other comprehensive (loss) income, before tax	9.67	(4.71)	9.67	(4.71)
Tax on reconciling items	(2.04)	1.00	(2.04)	1.00
Adjusted book value per common share	$44.59	41.56	$44.59	41.56

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2022	2021		2022	2021
Standard Commercial Lines Segment	3.1%	2.1	1.0	4.7%	6.2	(1.5)
Standard Personal Lines Segment	(0.2)	(1.3)	1.1	(0.3)	0.1	(0.4)
E&S Lines Segment	0.8	0.5	0.3	0.7	0.3	0.4
Total insurance operations	3.7	1.3	2.4	5.1	6.6	(1.5)

Investment income	8.9	11.0	(2.1)	8.9	10.1%	(1.2)
Net realized and unrealized investment (losses) gains	(3.5)	—	(3.5)	(4.6)	0.6	(5.2)
Total investments segment	5.4	11.0	(5.6)	4.3	10.7	(6.4)

Other	(2.1)	(1.7)	(0.4)	(2.4)	(2.2)	(0.2)

ROE	7.0	10.6	(3.6)	7.0	15.1	(8.1)
Net realized and unrealized investment losses (gains), after tax	3.5	—	3.5	4.6	(0.6)	5.2
Non-GAAP Operating ROE	10.5	10.6	(0.1)	11.6	14.5	(2.9)

Our Nine Months 2022 non-GAAP operating ROE of 11.6% was above our full-year 2022 targeted non-GAAP operating ROE of 11%, but below our Nine Months 2021 non-GAAP operating ROE of 14.5%.

The decrease in Nine Months 2022 compared to Nine Months 2021 was primarily driven by a reduction in after-tax underwriting and investment income. After-tax underwriting income decreased $34.7 million, or 1.5 ROE points, in Nine Months 2022 compared to Nine Months 2021, primarily from increased non-catastrophe property loss and loss expenses and lower favorable prior year casualty reserve development, offset partially by a decrease in net catastrophe losses. The higher non-catastrophe property loss and loss expenses were mainly due to the higher inflationary environment.

After-tax investment income decreased $31.8 million, or 1.2 ROE points, in Nine Months 2022 compared to Nine Months 2021, from lower after-tax alternative investment income in Nine Months 2022.

In addition, our ROE was reduced by the impact of net realized and unrealized investment gains and losses, which was 5.2 ROE points in Nine Months 2022. Net realized and unrealized investment losses in both current-year periods compared to net realized and unrealized investment gains in the same prior-year periods drove the reduction in our ROE. The increase in net realized and unrealized losses resulted from (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities to increase the book yield of our fixed income portfolio due to increasing new money rates, resulting in realized losses, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Outlook
We entered 2022 in the strongest financial position in our 95-year history, with a record level of GAAP equity, statutory capital and surplus, and holding company cash and investments. We are well positioned to continue executing on our strategic objectives and delivering growth and profitability. Although not as favorable as Nine Months 2021, our overall Nine Months 2022 financial results were strong, with 11% growth in NPW and a 11.6% non-GAAP operating ROE, which was above our full-year target of 11%.

In 2022, the elevated level of economic inflation, the significant increase in interest rates, and predictions of a recession in the near term, which have led to a widening of credit spreads, have all contributed to lower investment valuations and significant financial market volatility. The higher interest rates and widening of credit spreads, with interest rates having the most significant impact, have reduced the fair value of our fixed income securities, which in turn has negatively impacted our stockholders' equity, which was down 19% during Nine Months 2022. The higher economic inflation has also negatively impacted our property loss and loss expenses through increased severities in our short-tail property lines, which has reduced our underwriting income. Should these trends continue, and in the absence of taking rate and other underwriting actions, our underwriting profitability could be negatively impacted in the near term. We will continue to focus on underwriting improvements and achieving written renewal pure price increases that meet or exceed expected loss trend. In Third Quarter 2022, we achieved Standard Commercial Lines renewal pure price increases of 5.8% and exposure growth of 3.8%, resulting in total renewal premium growth of 9.6%. These rates were up sequentially from the second quarter of 2022, which experienced renewal pure price increases of 5.3% and exposure growth of 3.9%, resulting in total renewal premium growth of 9.2%.

While higher interest rates, wider credit spreads, and financial market volatility have negatively impacted our investment valuations and certain key financial metrics, such as stockholders' equity and book value per common share, they have also provided us with the opportunity to invest our cash flows at significantly higher new money rates. Our pre-tax new money purchase rates for fixed income securities averaged 4.2% in Nine Months 2022, compared to 2.2% for Nine Months 2021. The pre-tax new money purchase rates for fixed income securities increased to 5.1% in Third Quarter 2022, which was above our Third Quarter 2022 average pre-tax fixed income investment yield of 4.2%. The portfolio's net investment income also benefits from our 14% allocation to floating rate fixed income securities, which are primarily tied to 90-day LIBOR, which increased from 0.21% at December 31, 2021, to 3.75% at September 30, 2022. These floating securities have reset quarterly at higher rates, which combined with our higher new money purchase rates for fixed income securities, is contributing to higher net investment income from our fixed income securities. Partially offsetting the increase in net investment income from fixed income securities, are lower returns from our allocation to alternative investments. These assumptions are factored into our full-year after-tax net investment income expectations, as discussed below.

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
◦Expanding our geographic footprint. In June 2022, we began writing Standard Commercial Lines business in Vermont. In October 2022, we began writing Standard Commercial Lines business in Alabama and Idaho. We plan to expand our Standard Commercial Lines footprint into other states over time;
◦Increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services;
◦Shifting our Standard Personal Lines products and services towards customers in the mass affluent market, where we believe we can be more competitive with the strong coverage and servicing capabilities that we offer; and
◦Deploying our new underwriting platform in our E&S segment and improving agents' ease of interactions with us.

•Continuing to build on a culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and developing a group of specially trained leaders who can guide us successfully into the future.

Our full-year expectations are as follows:

•A GAAP combined ratio, excluding net catastrophe losses, of 91.5% (prior guidance was 90.5%). Our combined ratio estimate assumes no additional prior year casualty reserve development;
•Net catastrophe losses of 3.5 points (prior guidance 4.0 points) on the combined ratio;

•After-tax net investment income of $215 million (prior guidance was $215 million) that includes after-tax net investment income from our alternative investments of $7 million (prior guidance was $15 million);
•An overall effective tax rate of approximately 20.5%, which assumes an effective tax rate of 19.5% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis, which assumes no additional share repurchases we may make under our authorization.

As we look ahead to 2023, we believe the elevated level of economic inflation will persist and continue to negatively impact our short-tail property lines of business and may impact our general and administrative expenses. In addition, we expect reduced reinsurance capacity and higher demand for new and expanded reinsurance purchases by U.S. primary companies will likely result in higher reinsurance prices in 2023 and less favorable terms and conditions for the industry. These factors could negatively impact our 2023 combined ratio and underwriting profits, although we are well-positioned to navigate these challenges and expect to continue generating strong overall returns.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Operations Results:
Net premiums written ("NPW")	$903,394	812,906	11%		$2,723,933	2,444,289	11%
Net premiums earned (“NPE”)	853,879	767,247	11		2,500,601	2,232,725	12
Less:
Loss and loss expense incurred	547,826	505,269	8		1,566,930	1,340,293	17
Net underwriting expenses incurred	277,988	250,033	11		809,455	724,484	12
Dividends to policyholders	933	1,006	(7)		3,542	3,411	4
Underwriting income	$27,132	10,939	148%		$120,674	164,537	(27)%
Combined Ratios:
Loss and loss expense ratio	64.1%	65.9	(1.8)	pts	62.7%	60.0	2.7	pts
Underwriting expense ratio	32.6	32.6	—		32.4	32.4	—
Dividends to policyholders ratio	0.1	0.1	—		0.1	0.2	(0.1)
Combined ratio	96.8	98.6	(1.8)		95.2	92.6	2.6

The NPW growth of 11% in Third Quarter and Nine Months 2022 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums	$184.3	168.3	$543.5	497.3
Renewal pure price increases on NPW	5.3%	4.9	5.0%	5.1

Our NPW growth in Third Quarter and Nine Months 2022 benefited from strong retention. In addition, increased economic activity and inflation in the U.S. resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our NPW.

The increase in NPE in Third Quarter and Nine Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio decreased 1.8 points in Third Quarter 2022 and increased 2.7 points in Nine Months 2022 compared to the same prior-year periods, primarily due to the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$34.1	4.0	pts	$76.3	10.0	pts	(6.0)	pts
(Favorable) prior year casualty reserve development	(16.0)	(1.9)		(14.0)	(1.8)		(0.1)
Non-catastrophe property loss and loss expenses	167.5	19.6		123.7	16.1		3.5
Total	$185.6	21.7		$186.0	24.3		(2.6)

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$100.2	4.0	pts	$128.9	5.8	pts	(1.8)	pts
(Favorable) prior year casualty reserve development	(48.0)	(1.9)		(66.0)	(3.0)		1.1
Non-catastrophe property loss and loss expenses	456.4	18.3		346.6	15.5		2.8
Total	$508.6	20.4		$409.5	18.3		2.1
Net catastrophe losses in Third Quarter and Nine Months 2022 included $10.0 million, or 1.2 points in Third Quarter 2022, and 0.4 points in Nine Months 2022, of net losses from Hurricane Ian, which affected the Southeastern states of our footprint. These losses were partially offset by $1.9 million, or 0.2 points in Third Quarter 2022 and 0.1 points in Nine Months 2022, of flood claims handling fees.

We had less losses from Hurricane Ian in Third Quarter and Nine Months 2022 than Hurricane Ida in Third Quarter and Nine Months 2021. Net catastrophe losses from Hurricane Ida contributed 5.6 percentage points in Third Quarter 2021 and 1.9 percentage points in Nine Months 2021. Losses from Hurricane Ida were primarily attributable to property losses, including personal and commercial automobiles, in New Jersey and the surrounding states. Accordingly, we experienced lower net catastrophe losses in Third Quarter and Nine Months 2022 compared to the same prior-year periods.

Also negatively impacting our loss and loss expense ratio was the recognition of $9.3 million of ceded earned casualty reinstatement premium on the second layer of our Casualty Excess of Loss Treaty (“Casualty Treaty”), which increased the ratio by 0.8 points in Third Quarter 2022 and 0.3 points in Nine Months 2022, compared to the same prior-year periods. The recognition of this reinstatement premium was principally due to development on one large loss from the 2018 treaty year and two large losses from the 2020 treaty year. Despite the development on this casualty treaty layer, our prior year loss development, on a net basis, remains favorable as reflected in the table below:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2022		2021	2022	2021
General liability	$—		(4.0)	$(5.0)	(29.0)
Commercial automobile	15.0		—	15.0	—
Workers compensation	(20.0)		(8.0)	(40.0)	(28.0)
Businessowners' policies	(8.0)		(2.0)	(8.0)	(2.0)
Bonds	(3.0)		—	(10.0)	—
Total Standard Commercial Lines	(16.0)		(14.0)	(48.0)	(59.0)

Homeowners	—		—	—	—
Personal automobile	—		—	—	—
Total Standard Personal Lines	—		—	—	—

E&S	—		—	—	(7.0)

Total (favorable) prior year casualty reserve development	$(16.0)		(14.0)	$(48.0)	(66.0)

(Favorable) impact on loss ratio	(1.9)	pts	(1.8)	(1.9)	(3.0)

For additional qualitative discussion on reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below in "Results of Operations and Related Information by Segment."

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$727,463	652,603	11%		$2,225,395	1,995,297	12%
NPE	692,437	619,571	12		2,034,143	1,808,466	12
Less:
Loss and loss expense incurred	438,264	393,503	11		1,244,639	1,048,170	19
Net underwriting expenses incurred	230,739	207,649	11		674,369	602,035	12
Dividends to policyholders	933	1,006	(7)		3,542	3,411	4
Underwriting income	22,501	17,413	29		$111,593	154,850	(28)
Combined Ratios:
Loss and loss expense ratio	63.4%	63.5	(0.1)	pts	61.1%	57.9	3.2	pts
Underwriting expense ratio	33.3	33.5	(0.2)		33.2	33.3	(0.1)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.2	0.2	—
Combined ratio	96.8	97.2	(0.4)		94.5	91.4	3.1

NPW growth of 11% in Third Quarter 2022 and 12% in Nine Months 2022 compared to the same prior-year periods reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth in both current-year periods benefited from exposure growth.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums	$128.2	122.3	$385.6	365.6
Retention	86%	86	85%	85
Renewal pure price increases on NPW	5.8	5.3	5.3	5.5

The increase in NPE in Third Quarter and Nine Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 0.1 points in Third Quarter 2022 and increased 3.2 points in Nine Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$18.2	2.6	pts	$50.0	8.1	(5.5)	pts
Non-catastrophe property loss and loss expenses	129.8	18.7		90.1	14.5	4.2
(Favorable) prior year casualty reserve development	(16.0)	(2.3)		(14.0)	(2.3)	—
Total	132.0	19.0		126.1	20.3	(1.3)

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$55.4	2.7	pts	$77.3	4.3	(1.6)	pts
Non-catastrophe property loss and loss expenses	344.7	16.9		248.4	13.7	3.2
(Favorable) prior year casualty reserve development	(48.0)	(2.4)		(59.0)	(3.3)	0.9
Total	352.1	17.2		266.7	14.7	2.5

Compared to the same prior-year periods, Third Quarter and Nine Months 2022 included (i) lower net catastrophe losses, and (ii) an increase to the loss and loss expense ratio of 0.9 points in Third Quarter 2022 and 0.3 points in Nine Months 2022 due to higher ceded earned casualty reinstatement premium. See the "Insurance Operations" section above for more information.

For quantitative information on favorable prior year casualty reserve development by line of business, see the "Insurance Operations" section above. For qualitative information about the significant drivers of this development, see the line of business discussions below.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$234,975	216,897	8%		$736,561	664,462	11%
Direct new business	38,537	38,376	n/a		112,700	109,803	n/a
Retention	86%	86	n/a		85%	85	n/a
Renewal pure price increases	4.9	4.4	n/a		4.4	4.5	n/a
NPE	$225,302	205,904	9%		$667,912	596,717	12%
Underwriting income	21,943	29,993	(27)		75,765	97,611	(22)
Combined ratio	90.3%	85.4	4.9	pts	88.7%	83.6	5.1	pts
% of total Standard Commercial Lines NPW	32	33			33	33
1n/a: not applicable.

NPW growth of 8% in Third Quarter 2022 and 11% in Nine Months 2022 compared to the same prior-year periods benefited from exposure growth, strong retention, renewal pure price increases, and direct new business.

The combined ratio increased 4.9 points in Third Quarter 2022 and 5.1 points in Nine Months 2022 compared to the same prior-year periods, partly driven by less favorable prior year casualty reserve development, as follows:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$—	—	pts	$(4.0)	(1.9)	1.9	pts

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(5.0)	(0.7)	pts	$(29.0)	(4.9)	4.2	pts

The favorable prior year casualty reserve development in Nine Months 2022 was primarily attributable to improved loss severities in accident years 2019 and prior. The Third Quarter and Nine Months 2021 favorable prior year casualty reserve development was primarily attributable to improved loss severities in accident years 2018 and prior.

The combined ratio increase in Third Quarter and Nine Months 2022 also included the following loss and loss expense ratio impacts:

•An increase in ceded earned casualty reinstatement premium, adding 1.9 points in Third Quarter 2022 and 0.7 points in Nine Months 2022 compared to the same prior-year periods, as discussed in the "Insurance Operations" section above; and
•An increase in current year casualty loss costs of 0.7 points in Third Quarter 2022 and 0.5 points in Nine Months 2022 compared to the same prior-year periods, in anticipation of higher loss trend for this line.

Commercial Automobile
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$223,809	197,459	13%		$659,251	594,011	11%
Direct new business	31,503	28,968	n/a		92,795	91,120	n/a
Retention	87%	87	n/a		86%	86	n/a
Renewal pure price increases	8.7	7.9	n/a		8.0	8.6	n/a
NPE	$207,129	185,610	12%		$599,340	535,519	12%
Underwriting (loss) income	(30,612)	(12,547)	144		(45,790)	(5,514)	730
Combined ratio	114.8%	106.8	8.0	pts	107.6%	101.0	6.6	pts
% of total Standard Commercial Lines NPW	31	30			30	30
1n/a: not applicable.

NPW growth of 13% in Third Quarter 2022 and 11% in Nine Months 2022 compared to the same prior-year periods benefited from renewal pure price increases, higher direct new business, and strong retention. NPW also benefited from 4% growth of in-force vehicle counts as of September 30, 2022, compared to September 30, 2021.

The combined ratio increased 8.0 points in Third Quarter 2022 and 6.6 points in Nine Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$1.4	0.7	pts	$8.3	4.4	(3.7)	pts
Non-catastrophe property loss and loss expenses	46.2	22.3		35.2	18.9	3.4
Unfavorable prior year casualty reserve development	15.0	7.2		—	—	7.2
Total	$62.6	30.2		$43.5	23.3	6.9

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$2.3	0.4	pts	$8.9	1.7	(1.3)	pts
Non-catastrophe property loss and loss expenses	124.0	20.7		90.8	16.9	3.8
Unfavorable prior year casualty reserve development	15.0	2.5		—	—	2.5
Total	$141.3	23.6		$99.7	18.6	5.0

Compared to the same prior-year periods, Third Quarter and Nine Months 2022 experienced (i) lower net catastrophe losses, as discussed in the "Insurance Operations" section above, and (ii) elevated non-catastrophe property loss and loss expenses, primarily due to higher severities from inflationary and supply chain impacts that have increased labor and material costs, as well as the duration of claims, which impacts vehicle rental days.

The unfavorable prior year casualty reserve development in Third Quarter and Nine Months 2022 was primarily due to increased severities in the 2021 accident year. There was no prior year casualty reserve development in Third Quarter and Nine Months 2021.

In addition, the combined ratio was impacted by a 0.9-point increase in current year casualty loss costs in Third Quarter 2022 and a 1.5-point increase in Nine Months 2022, compared to the same prior-year periods. The increase in current year casualty loss costs in both periods was primarily due to an expected increase in claim frequencies from a more normalized amount of miles driven as COVID-19-related impacts continue to lessen.

Commercial Property
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$143,117	124,725	15%		$414,170	357,248	16%
Direct new business	30,691	28,024	n/a		89,826	82,237	n/a
Retention	85%	85	n/a		84%	84	n/a
Renewal pure price increases	6.2	6.4	n/a		6.1	6.0	n/a
NPE	$128,268	111,981	15%		$371,892	320,904	16%
Underwriting income	(2,385)	(12,137)	80		608	11,449	(95)
Combined ratio	101.9%	110.8	(8.9)	pts	99.8%	96.4	3.4	pts
% of total Standard Commercial Lines NPW	20	19			19	18
1n/a: not applicable.

NPW growth of 15% in Third Quarter 2022 and 16% in Nine Months 2022 compared to the same prior-year periods benefited from renewal pure price increases, exposure growth, strong retention, and higher direct new business.

The combined ratio decreased 8.9 points in Third Quarter 2022 and increased 3.4 points in Nine Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$13.3	10.4	pts	32.8	29.3	(18.9)	pts
Non-catastrophe property loss and loss expenses	69.4	54.1		48.8	43.6	10.5
Total	$82.7	64.5		81.6	72.9	(8.4)

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$45.4	12.2	pts	55.7	17.3	(5.1)	pts
Non-catastrophe property loss and loss expenses	188.0	50.6		133.7	41.7	8.9
Total	$233.4	62.8		189.4	59.0	3.8

Compared to the same prior-year periods, Third Quarter and Nine Months 2022 experienced (i) lower net catastrophe losses, as discussed in the "Insurance Operations" section above, and (ii) elevated non-catastrophe property loss and loss expenses. The elevated non-catastrophe property loss and loss expenses was primarily due to increased severity compared to the same prior-year periods reflecting period-to-period volatility generally associated with our commercial property line of business and inflationary pressures on building material and labor costs.

Workers Compensation
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2022	2021			2022	2021
NPW	$74,698	76,317	(2)%		$260,557	249,099	5%
Direct new business	13,597	15,408	n/a		47,552	47,355	n/a
Retention	85%	86	n/a		86%	86	n/a
Renewal pure price increases	(0.1)	—	n/a		(0.4)	—	n/a
NPE	$81,996	78,318	5%		$250,178	230,845	8%
Underwriting income	23,220	15,527	50		54,756	44,631	23
Combined ratio	71.7%	80.2	(8.5)	pts	78.1%	80.7	(2.6)	pts
% of total Standard Commercial Lines NPW	10	12			12	12
1n/a: not applicable.

NPW did not significantly change in Third Quarter 2022 compared to Third Quarter 2021, but NPW increased 5% in Nine Months 2022 compared to Nine Months 2021 due to exposure growth and strong retention.

The combined ratio decreased 8.5 points in Third Quarter 2022 and 2.6 points in Nine Months 2022 compared to the same prior-year periods, primarily driven by favorable prior year casualty reserve development, as follows:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(20.0)	(24.4)	pts	$(8.0)	(10.2)	(14.2)	pts

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(40.0)	(16.0)	pts	$(28.0)	(12.1)	(3.9)	pts

The favorable prior year casualty reserve development in Third Quarter and Nine Months 2022 was primarily due to improved loss severities in accident years 2019 and prior. The favorable prior year casualty reserve development in Third Quarter and Nine Months 2021 was primarily due to improved loss severities in accident years 2018 and prior.

Partially offsetting the increase in favorable prior year casualty reserve development this year, was an increase in ceded earned casualty reinstatement premium that impacted the loss and loss expense ratio by 4.2 points in Third Quarter 2022 and 1.4 points in Nine Months 2022, compared to the same prior-year periods, as discussed in the "Insurance Operations" section above.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$86,844	78,247	11%		$234,465	221,883	6%
NPE	75,638	73,362	3		221,618	220,476	1
Less:
Loss and loss expense incurred	57,263	65,123	(12)		172,396	160,273	8
Net underwriting expenses incurred	19,760	19,385	2		56,454	58,010	(3)
Underwriting income (loss)	(1,385)	(11,146)	88		$(7,232)	2,193	(430)%
Combined Ratios:
Loss and loss expense ratio	75.7%	88.8	(13.1)	pts	77.8%	72.7	5.1	pts
Underwriting expense ratio	26.1	26.4	(0.3)		25.5	26.3	(0.8)
Combined ratio	101.8	115.2	(13.4)		103.3	99.0	4.3

NPW increased 11% in Third Quarter 2022 and 6% in Nine Months 2022 compared to the same prior-year periods, due to (i) higher direct new business, (ii) stronger retention, (iii) higher homeowner coverage amounts due to inflation adjustments, and (iv) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to targeting customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums[1]	$17.4	10.2	$40.5	31.0
Retention	85%	84	85%	83
Renewal pure price increases on NPW	0.5	1.2	0.6	1.0
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in Third Quarter and Nine Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 13.1 points in Third Quarter 2022 and increased 5.1 points in Nine Months 2022 compared to the same prior-year periods, driven by the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$11.3	14.9	pts	19.5	26.7	(11.8)	pts
Non-catastrophe property loss and loss expenses	29.0	38.4		28.7	39.1	(0.7)
Flood claims handling fee reimbursement	(2.7)	(3.6)		(2.9)	(4.0)	0.4
Total	$37.6	49.7		45.3	61.8	(12.1)

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$36.7	16.5	pts	30.1	13.7	2.8	pts
Non-catastrophe property loss and loss expenses	81.5	36.8		76.7	34.8	2.0
Flood claims handling fee reimbursement	(4.0)	(1.8)		(4.5)	(2.0)	0.2
Total	$114.2	51.5		102.3	46.5	5.0

Third Quarter 2022 experienced lower net catastrophe losses compared to the same prior-year period, as discussed in the "Insurance Operations" section above. Our Third Quarter 2022 net catastrophe losses were impacted by Hurricane Ian, which primarily affected the Southeastern states in our footprint in late September 2022. Partially offsetting these losses was $1.9 million of flood claims handling fees. Nine Months 2022 experienced elevated net catastrophe losses compared to the same prior-year period as a result of several Midwest wind and thunderstorm events that occurred throughout the second quarter of 2022.

Nine Months 2022 experienced elevated non-catastrophe property loss and loss expenses, driven by higher personal automobile physical damage losses. These higher losses resulted from (i) higher frequencies from increased miles driven, and (ii) greater severities from inflationary and supply chain impacts that have increased labor and material costs, and the duration of claims, which impacts vehicle rental days. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term. We are filing rate increases to mitigate these inflationary impacts.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Insurance Segments Results:
NPW	$89,087	82,056	9%		$264,073	227,109	16%
NPE	85,804	74,314	15		244,840	203,783	20
Less:
Loss and loss expense incurred	52,299	46,643	12		149,895	131,850	14
Net underwriting expenses incurred	27,489	22,999	20		78,632	64,439	22
Underwriting income (loss)	6,016	4,672	29		$16,313	7,494	118
Combined Ratios:
Loss and loss expense ratio	61.0%	62.8	(1.8)	pts	61.2%	64.7	(3.5)	pts
Underwriting expense ratio	32.0	30.9	1.1		32.1	31.6	0.5
Combined ratio	93.0	93.7	(0.7)		93.3	96.3	(3.0)

NPW growth of 9% in Third Quarter 2022 and 16% in Nine Months 2022 compared to the same prior-year periods reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Third Quarter and Nine Months 2022 benefited from exposure growth driven by favorable E&S Lines marketplace conditions.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2022	2021	2022	2021
Direct new business premiums	$38.6	35.7	$117.3	100.7
Renewal pure price increases on NPW	6.7%	5.6	7.1%	6.5

The increase in NPE in Third Quarter and Nine Months 2022 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 1.8 points in Third Quarter 2022 and 3.5 points in Nine Months 2022 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2022			Third Quarter 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$4.6	5.4	pts	$6.8	9.2		(3.8)	pts
Non-catastrophe property loss and loss expenses	8.7	10.1		4.8	6.5		3.6
Total	$13.3	15.5		$11.6	15.7		(0.2)

	Nine Months 2022			Nine Months 2021
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$8.1	3.3	pts	$21.5	10.5	pts	(7.2)	pts
Non-catastrophe property loss and loss expenses	30.2	12.4		21.5	10.5		1.9
(Favorable) prior year casualty reserve development	—	—		(7.0)	(3.4)		3.4
Total	$38.3	15.7		$36.0	17.6		(1.9)

Third Quarter and Nine Months 2022 experienced lower net catastrophe losses compared to the same prior-year periods, primarily due to (i) Hurricane Ida in 2021, and (ii) a series of large storms that significantly impacted Texas and other Southern and Midwestern states in Nine Months 2021. These catastrophe events resulted in greater net catastrophe losses in Third

Quarter and Nine Months 2021 compared to events in Third Quarter and Nine Months 2022.

Third Quarter and Nine Months 2022 experienced elevated non-catastrophe property loss and loss expenses compared to the same prior-year periods, primarily due to increased severity that reflects the normal period-to-period volatility of our property lines of business in this segment and inflationary pressures on labor and material costs.

There was no prior year casualty reserve development in Third Quarter and Nine Months 2022. The favorable prior year casualty reserve development in Nine Months 2021 was primarily due to lower loss severities in accident years 2016 through 2018.

In addition, the loss and loss expense ratio was favorably impacted by a 1.6-point decrease in current year casualty loss costs in both Third Quarter 2022 and Nine Months 2022 compared to the same prior year periods. Our E&S casualty lines results have improved over recent years after several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflects the impacts of these actions.

The underwriting expense ratio increased 1.1 points in Third Quarter 2022 compared to Third Quarter 2021, primarily due to an increase of (i) 0.7 points in labor expenses, and (ii) 0.4 points in commissions. In addition, the underwriting expense ratio increased 0.5 points in Nine Months 2022 compared to Nine Months 2021, primarily due to increased travel expenses.

Reinsurance
We successfully completed negotiations of our July 1, 2022 excess of loss treaties, which cover our Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Treaty with substantially the same structure as the expiring treaty. The treaty year 2022 deposit premium increased by $16.2 million, or 23%, reflecting higher projected subject earned premium due to growth in our book of business and pure renewal rate increases, coupled with a modest risk-adjusted reinsurance rate increase.

The Property Excess of Loss Treaty (“Property Treaty”) was renewed with a $10 million limit increase in the highest layer. The treaty year 2022 deposit premium increased by $11.3 million, or 28%, from 2021, reflecting (i) an increase in projected subject premium driven by growth in total insured values, insured locations, and rate increases on our underlying policies, (ii) the purchase of additional coverage, and (iii) risk-adjusted insurance rate increases. We anticipate the increase in expected ceded premium will be partially offset by the premium reduction benefit of reduced facultative reinsurance placements resulting from the higher treaty limit.

The following table summarizes the Property Treaty and Casualty Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers all insurance operations)
$67 million above $3 million retention covering 100% in three layers. Losses other than Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") certified losses are subject to the following reinstatements and annual aggregate limits:

- $7 million in excess of $3 million layer provides unlimited reinstatements;
- $20 million in excess of $10 million layer provides three
        reinstatements, $80 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two
        reinstatements, $120 million in aggregate limits.

All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $21 million for the first layer, $60 million for the second layer, and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

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

Investments
The primary objectives of the investment portfolio are to maximize after-tax net investment income and generate long-term growth in book value by maximizing the overall total return of the portfolio. Each objective is balanced against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes, and (ii) a high credit quality core fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. The effective duration of the fixed income securities portfolio, including short-term investments, was 4.2 years as of September 30, 2022, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.5 years at December 31, 2021.

Our fixed income and short-term investments represented 92% of our invested assets at September 30, 2022, and 91% at December 31, 2021. Our fixed income and short-term investments portfolio had a weighted average credit rating of "AA-" as of September 30, 2022 and "A+" as of December 31, 2021, with investment grade holdings representing 96% of the total portfolio at both periods. The improvement in our weighted average credit rating reflects active management of our investment portfolio in Nine Months 2022 to optimize our risk-adjusted investment yields in the rising interest rate environment, resulting in higher credit quality fixed income security purchases.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2021 Annual Report.

Total Invested Assets
($ in thousands)	September 30, 2022	December 31, 2021	Change
Total invested assets	$7,536,111	8,026,988	(6)%
Invested assets per dollar of common stockholders' equity	3.38	2.88	17
Unrealized (loss) gain – before tax[1]	(587,650)	255,658	(330)
Unrealized (loss) gain – after tax[1]	(464,244)	201,970	(330)
1Includes unrealized losses on fixed income securities of $583 million and unrealized losses on equity securities of $5 million at September 30, 2022, and unrealized gains on fixed income securities of $229 million and unrealized gains of $27 million at December 31, 2021.

Invested assets decreased $490.9 million at September 30, 2022, compared to December 31, 2021, reflecting an $843.3 million increase in pre-tax unrealized losses during Nine Months 2022. The increase in pre-tax unrealized losses was primarily due to an increase in benchmark U.S. Treasury rates and the widening of credit spreads, with the increase in interest rates having the most significant impact. This decrease in invested assets was partially offset by operating cash flows during Nine Months 2022 that were 18% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2022	2021			2022	2021
Fixed income securities	$68,236	51,683	32%		$184,305	157,114	17%
Commercial mortgage loans ("CMLs")	1,600	683	134		3,762	1,892	99
Equity securities	2,604	2,955	(12)		7,661	8,425	(9)
Short-term investments	1,152	64	1,700		1,660	204	714
Other investments	(5,469)	42,865	(113)		22,896	93,158	(75)
Investment expenses	(4,234)	(5,218)	(19)		(13,571)	(14,314)	(5)
Net investment income earned – before tax	63,889	93,032	(31)		206,713	246,479	(16)
Net investment income tax expense	(12,356)	(18,342)	(33)		(40,007)	(48,005)	(17)
Net investment income earned – after tax	$51,533	74,690	(31)		$166,706	198,474	(16)
Effective tax rate	19.3%	19.7	(0.4)	pts	19.4%	19.5	(0.1)	pts
Annualized after-tax yield on fixed income investments	3.4	2.5	0.9		3.0	2.6	0.4
Annualized after-tax yield on investment portfolio	2.7	3.8	(1.1)		2.9	3.4	(0.5)

Net investment income earned decreased 31% in Third Quarter 2022 and 16% in Nine Months 2022 compared to the same prior-year periods. The decrease in both periods was driven by lower returns on the alternative investments in our other investments portfolio, reflecting lower public market returns.

Partially offsetting the decrease in net investment income earned in both periods, was an increase in income earned on fixed income securities. During Nine Months 2022, we managed our fixed income securities portfolio to opportunistically increase yield in the rising interest rate environment. The average pre-tax new purchase yield on fixed income securities in Third

Quarter 2022 was 5.1%, up sequentially from 4.5% in the second quarter of 2022 and 3.3% in the first quarter of 2022. In addition, as of September 30, 2022, 14% of our fixed income securities portfolio was invested in floating rate securities that reset principally to 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). LIBOR increased 324 basis points in Nine Months 2022, from 0.21% at December 31, 2021 to 3.75% at September 30, 2022.

Over the remainder of 2022, we expect higher reinvestment yields within our fixed income securities portfolio, which will result in higher net investment income from our fixed income securities. However, we expect this higher income will be largely offset by the impact of Third Quarter 2022 capital market volatility that will likely result in lower valuations on our alternative investments in the fourth quarter of 2022, as our alternative investment results are reported to us on a one-quarter lag.

Realized and Unrealized Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether the fundamentals for that security or sector have deteriorated or the timing is appropriate to opportunistically trade for other securities with better economic-return characteristics.

Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2022	2021		2022	2021
Net realized (losses) gains on disposals	$(12,574)	4,646	(371)%	$(28,730)	4,119	(797)%
Net unrealized (losses) gains on equity securities	(7,777)	(3,111)	150	(31,791)	15,830	(301)
Net credit loss expense on fixed income securities, AFS	(4,471)	(1,334)	235	(42,042)	(4,059)	936
Net credit loss (expense) benefit on fixed income securities, held-to-maturity	54	6	800	62	(54)	(215)
Losses on securities for which we have the intent to sell	(913)	(30)	2,943	(6,412)	(483)	1,228
Total net realized and unrealized investment (losses) gains	$(25,681)	177	(14,609)	$(108,913)	15,353	(809)

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

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2022	2021	2022	2021
Tax at statutory rate	$11,054	19,454	$36,211	80,108
Tax-advantaged interest	(981)	(1,114)	(3,097)	(3,432)
Dividends received deduction	(95)	(101)	(355)	(377)
Executive compensation	598	566	1,340	1,536
Stock-based compensation	(25)	(29)	(812)	(652)
Other	(437)	155	771	(575)
Federal income tax expense	10,114	18,931	34,058	76,608
Income before federal income tax, less preferred stock dividends	50,339	90,336	165,533	374,413
Effective tax rate	20.1%	21.0	20.6	20.5

As of September 30, 2022, our deferred federal income tax asset was $164.6 million compared to a deferred federal income tax liability of $13.4 million as of December 31, 2021. This change was primarily due to an increase in unrealized losses on our investment portfolio resulting from an increase in benchmark U.S. Treasury rates and the widening of credit spreads, with the increase in interest rates having the most significant impact. We believe this change is temporary and recoverable, and therefore, we had no valuation allowance recognized for our deferred federal income tax asset as of September 30, 2022.

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

The Parent's investment portfolio includes (i) short-term investments generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities; (iii) equity securities; (iv) other investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $506 million at September 30, 2022, and $527 million at December 31, 2021.

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

The Insurance Subsidiaries paid $120 million in total dividends to the Parent during Nine Months 2022. As of December 31, 2021, our allowable ordinary maximum dividend is $322 million for 2022. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On December 20, 2019, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and the Bank of Montreal, Chicago Branch, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Nine Months 2022. The Line of Credit will mature on December 20, 2022, and has a variable interest rate based on the Parent’s debt ratings, among other factors. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report. We met all covenants under our Line of Credit as of September 30, 2022.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of September 30, 2022, we had remaining capacity of $436.5 million for FHLB borrowings, with a $17.2 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
During Nine Months 2022, SICA borrowed $35 million from the FHLBNY on April 1, 2022 at an interest rate of 0.70% with repayment due on May 2, 2022. This borrowing was refinanced upon its maturity on May 2, 2022, at an interest rate of 1.10% and was subsequently repaid on June 27, 2022. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both September 30, 2022, and December 31, 2021. The remaining capacity under these intercompany loan agreements was $109.9 million as of both September 30, 2022, and December 31, 2021.

Capital Market Activities
The Parent had no private or public stock issuances during Nine Months 2022. During Nine Months 2022, we repurchased 165,159 shares of our common stock under our existing share repurchase program for $12.4 million, or a $75.20 average price per share, excluding commission costs paid. We had $84.2 million of remaining capacity under our share repurchase program as of September 30, 2022. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On November 2, 2022, our Board declared:

•A 7% increase in the quarterly cash dividend on common stock, to $0.30 per common share, that is payable December 1, 2022, to holders of record on November 15, 2022; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on December 15, 2022, to holders of record as of November 30, 2022.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2022, we had GAAP stockholders' equity of $2.4 billion and statutory surplus of $2.4 billion. With total debt of $505.2 million at September 30, 2022, our debt-to-capital ratio was 17.2%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital

Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2021 Annual Report.

The following table summarizes certain contractual obligations we had at September 30, 2022, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$246.7
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	49.0
Non-publicly traded common stock within our equity portfolio	37.1
CMLs	6.4
Privately-placed corporate securities	45.0
Total	$384.2

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

As of September 30, 2022, and December 31, 2021, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2021 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share decreased 20% to $36.96 as of September 30, 2022, from $46.24 as of December 31, 2021, driven by a $10.64 change in net unrealized losses on our fixed income securities portfolio and $0.84 in dividends to our common stockholders, partially offset by $2.16 in net income available to common stockholders per diluted common share. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates and the widening of credit spreads, with the increase in interest rates having the most significant impact. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive (loss) income, increased slightly to $44.59 as of September 30, 2022, from $43.23 as of December 31, 2021.

Cash Flows
Net cash provided by operating activities was $485.4 million in Nine Months 2022 compared to $543.3 million in Nine Months 2021. The decrease was primarily driven by lower underwriting results in our insurance operations. For more information on our underwriting results, refer to "Insurance Operations" above in this MD&A.

Net cash used in investing activities increased to $450.9 million in Nine Months 2022 compared to $417.8 million in Nine Months 2021, as a result of investing more cash from operating activities. Operating cash flows during Nine Months 2022 were

18% of NPW.

Net cash used in financing activities decreased to $70.6 million in Nine Months 2022 compared to $106.0 million in Nine Months 2021, primarily due to a decrease in borrowing repayments made in Nine Months 2022, partially offset by increased dividends to our common stockholders and increased activity in our share repurchase program in Nine Months 2022.

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

On October 13, 2022, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this rating action, S&P cited our strong financial and business risk profiles, driven by strong capital adequacy and operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2021 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 14. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of September 30, 2022, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy.

Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge anytime. Consequently, we can neither predict such new risk factors nor assess the potential future impact they might have on our business. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2021 Annual Report.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a significant portion of our underwriting risk exposure – specifically parts of our loss and loss expense – to reinsurance companies in exchange for specified amounts or percentages of premiums. The availability, amount, and cost of reinsurance depend on market conditions, including retrocessional reinsurance market capacity. By purchasing reinsurance, we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry.

The combination of recent economic, geopolitical, and insured loss events increased global reinsurance market uncertainty. The impacts of (i) higher inflation-related reinsurance demand, (ii) reduced capacity due to reinsurer investment portfolio losses, (iii) weakened Euro-United States dollar currency exchange rates, (iv) recent Hurricane Ian-related reinsurer losses, (v) poor reinsurer profitability over the past five years, and (vi) investor and reinsurer concerns about the potential impacts of climate change are all likely to raise prices and reduce the availability of reinsurance. Current market conditions may put pressure on the availability and pricing of reinsurance as we negotiate the January 1, 2023 renewal of our property catastrophe reinsurance treaty.

To the extent we are exposed to primary policy losses from risks that may be excluded from our upcoming reinsurance treaty renewal coverage, we face increased underwriting risk. Increased underwriting risk could increase our net loss and loss expenses, increasing our underwriting results volatility. Decreased reinsurance capacity also would increase our underwriting risk if we cannot fully place our existing reinsurance treaty coverage on renewal. If our reinsurers have difficulty collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we also may not receive timely or full payment of our reinsurance claims.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
We write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in Russia or the Ukraine. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, the ongoing Russian war against Ukraine is impacting global economic, banking, commodity, and financial markets, exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Third Quarter 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1 – 31, 2022	727	$87.52	—	$90.1
August 1 - 31, 2022	136	80.37	79,100	84.2
September 1 - 30, 2022	—	—	—	84.2
Total	863	$86.40	79,100	$84.2
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The information set forth below is included herein, by our option, for the purpose of providing disclosure under "Item 5.03 – Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year" of Form 8-K.

On November 2, 2022, the Board of Directors of Selective Insurance Group, Inc. (the "Company") adopted the following amendments to the Company’s By-Laws (the "By-Laws"), effective November 2, 2022:

•Section 3A. of the By-Laws has been amended to provide that a meeting of stockholders may be held solely or in part by means of remote communication, consistent with applicable provisions of the New Jersey Business Corporation Act.

•Section 3B. of the By-Laws has been amended to enhance certain procedural mechanics and disclosure requirements in connection with stockholder nominations of directors, including to provide that, at the request of the Company, the proposed nominee must submit all completed and signed questionnaires prepared by the Company (including those required of the Company’s directors and officers and any other questionnaire the Company determines is necessary or advisable to assess whether the proposed nominee will satisfy any qualifications or requirements imposed by the Company’s Certificate of Incorporation or By-Laws, any applicable law, rule, regulation or listing requirement, and any Company policies and guidelines applicable to directors).

•Section 7C. of the By-Laws has been amended to provide that no person who has attained his or her 72nd birthday shall be eligible for election as a director of the Company.

The By-Laws, as amended, also incorporate certain ministerial, non-substantive and conforming changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the amended By-Laws, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS.

Exhibit No.
*3.1	By-Laws of Selective Insurance Group, Inc., effective November 2, 2022.
*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	November 3, 2022	By: /s/ John J. Marchioni
John J. Marchioni
Chairperson of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	November 3, 2022	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)