Form 10-K
period 2022-12-31
SELECTIVE INSURANCE GROUP INC
filed 2023-02-10
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number: 001-33067

SELECTIVE INSURANCE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2168890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wantage Avenue, Branchville, New Jersey 07890
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:	(973)	948-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2 per share	SIGI	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 4.60% Non-Cumulative Preferred Stock, Series B, without par value	SIGIP	The Nasdaq Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting company common stock held by non-affiliates of the registrant, based on the closing price on the Nasdaq Global Select Market, was $5,158,579,316 on June 30, 2022. As of January 31, 2023, the registrant had outstanding 60,338,831 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on May 3, 2023, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

Overview

Selective Insurance Group, Inc. ("Parent") is a New Jersey insurance holding company incorporated in 1977 that owns ten property and casualty insurance subsidiaries ("Insurance Subsidiaries"). The Insurance Subsidiaries sell products and services only in the United States ("U.S.") and exclusively through independent insurance agents and wholesale brokers. Various state departments of insurance (i) license nine of our subsidiaries as admitted carriers to write specific lines of property and casualty insurance in the standard marketplace and (ii) authorize the tenth subsidiary as a non-admitted carrier to write property and casualty insurance in the excess and surplus ("E&S") lines market. We refer throughout this document to the Parent and the Insurance Subsidiaries collectively as "we," "us," or "our," using Parent only to distinguish it from the Insurance Subsidiaries. We also use specific property and casualty industry-related terms defined in a glossary attached as Exhibit 99.1 to this Form 10-K.

Our main office is in Branchville, New Jersey. We list our common (stock symbol “SIGI”) and preferred (stock symbol “SIGIP”) stocks on the Nasdaq Global Select Market. In 2022, AM Best Company ("AM Best") ranked us as the 37th largest property and casualty group in its annual "Top 200 U.S. Property/Casualty Writers" list based on 2021 net premiums written ("NPW"). Our current AM Best financial strength rating is "A+" (Superior). Since our founding in 1926, we have a long and successful history in the property and casualty insurance industry.

Strategic Advantages
We have three key sustainable competitive advantages:

•A distribution model that emphasizes franchise value, meaning we focus on appointing and having meaningful, close business relationships with high-quality, independent distribution partners who value our relationships and provide us the opportunity to grow profitably with them;

•A unique operating model in which we (i) locate our Standard Commercial Lines underwriting and safety management personnel in the geographic territories they serve, (ii) organize our claims operation regionally by specialty, with local personnel managing our customer, claimant, and agency relationships, and (iii) provide our teams with sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions; and

•Our best-in-class employees provide a superior omnichannel customer and agency experience, enhanced by digital platforms and value-added services to increase customer engagement and retention.

Several nationally recognized statistical rating organizations ("NRSROs") issue opinions on our financial strength, operating performance, strategic position, and ability to meet policyholder obligations, as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best	A+	Stable
Standard & Poor’s Global Ratings ("S&P")	A	Stable
Moody’s Investors Services ("Moody’s")	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable

We believe our AM Best rating has the greatest influence on our ability to write insurance business. Our independent distribution partners recommend insurance carriers based partly on financial strength ratings to limit their potential liability for customer error and omission claims. Similarly, most customers consider ratings in their purchasing decisions because they have loans, mortgages, and other real and personal property security agreements that require they purchase insurance from carriers with minimum rating requirements.

These NRSROs also rate our long-term debt creditworthiness. Credit ratings indicate our ability to timely meet our obligations, and they are important factors in our overall funding profile and ability to access certain types of liquidity. Our current senior debt credit ratings are as follows:

NRSRO	Credit Rating	Long-Term Credit Outlook
AM Best	a-	Stable
S&P	BBB	Stable
Moody’s	Baa2	Stable
Fitch	BBB+	Stable

Our ability to access capital markets is most impacted by our S&P, Moody's, and Fitch financial strength and credit ratings.

Segments

We have four reportable segments:

•Standard Commercial Lines, which represents 77% of Total revenues and 81% of our 2022 total NPW. We sell our Standard Commercial Lines property and casualty insurance products and services to commercial enterprises, typically businesses, non-profit organizations, and local government agencies, primarily in 30 states and the District of Columbia. Our average 2022 Standard Commercial Lines premium per policyholder was approximately $15,300.

•Standard Personal Lines, which represents 9% of Total revenues and 9% of our 2022 total NPW. We sell our Standard Personal Lines property and casualty insurance products and services primarily to individuals in 15 states. Our average 2022 Standard Personal Lines premium per policyholder was approximately $2,600. Standard Personal Lines includes flood insurance coverage sold in all 50 states and the District of Columbia through the Write Your Own ("WYO") program of the National Flood Insurance Program ("NFIP"). Based on 2021 direct premiums written ("DPW") as reported in the S&P Market Intelligence platform, we are the fourth-largest WYO carrier.

•E&S Lines, which represents 9% of Total revenues and 10% of 2022 NPW and is sold in all 50 states and the District of Columbia. We sell our E&S Lines property and casualty insurance products and services to commercial customers unable to obtain coverage in the standard marketplace, generally because of unusual or high-risk exposures. E&S insurers are exempt from many standard market requirements, including form and rate regulation. E&S carriers may write an insurance policy if three separate standard line carriers have rejected the risk to be insured. Our average 2022 E&S lines premium per policyholder was approximately $3,800.

•Investments, which represents 5% (including net realized and unrealized gains and losses) of Total revenues, invests the (i) premiums collected by our Insurance Subsidiaries and (ii) amounts generated through our capital management strategies, including debt and equity securities issuance.

We derive nearly all of our income/loss in three ways:

•Underwriting income/loss from our insurance operations. DPW, gross premiums, NPW, and net premiums earned (“NPE”) are components of evaluating underwriting income/loss. DPW are what we bill policyholders for insurance coverage and services. Gross premiums are DPW plus premiums assumed from other insurers and mandatory pools and associations. NPW are calculated by subtracting premiums ceded to reinsurers from gross premiums. NPE is NPW recognized as revenue ratably over a policy’s term. Underwriting income/loss is NPE less insurance operations-related expenses.

Insurance operations-related expenses fall into three categories on our Consolidated Statements of Income: (i) "Loss and loss expense incurred," which includes losses associated with claims and loss expenses for adjusting claims incurred during a policy's term, net of losses and loss expenses ceded to reinsurers; (ii) "Amortization of deferred policy acquisition costs," which includes expenses related to the successful acquisition of insurance policies, such as commissions to our distribution partners and premium taxes, recognized ratably over a policy's term; and (iii) "Other insurance expenses," which includes acquisition and other insurance-related expenses not otherwise classified as "Loss and loss expense incurred" or "Amortization of deferred policy acquisition costs" incurred in maintaining policies and policyholder dividends. These expenses include, but are not limited to, certain labor expenses, depreciation expense, and policyholder dividends.

Total underwriting expenses are the sum of Amortization of deferred policy acquisition costs and Other insurance expenses, offset by Other income on our Consolidated Statements of Income. Other income primarily includes installment fees charged to customers paying their premiums in installments.

•Net investment income earned from our investment segment. We generate income from investing insurance premiums and amounts generated through our capital management strategies. Net investment income consists primarily of (i) interest earned on fixed income investments and commercial mortgage loans, (ii) dividends earned on equity securities, (iii) income generated from our alternative investments portfolio, partially offset by (iv) investment expenses.

•Net realized and unrealized gains and losses on investment securities from our investments segment. Net realized and unrealized gains and losses from our investment portfolio result from (i) security disposals through sales, calls, and redemptions, (ii) losses on securities that we intend to sell, (iii) credit loss expense or benefit, and (iv) net unrealized gains and losses on equity securities.

Net income (or loss) available to common stockholders on our Consolidated Statements of Income also includes (i) corporate expenses, including long-term employee incentive compensation and other general corporate expenses, (ii) interest on our debt obligations, (iii) federal income taxes, and (iv) dividends to preferred stockholders.

We use net income (or loss) available to common stockholders and non-U.S. generally accepted accounting principles ("GAAP") operating income as measures of financial performance. Non-GAAP operating income differs from net income available to common stockholders by excluding after-tax net realized and unrealized gains and losses on investments. We use this non-GAAP measure because it is an important financial measure used by us, analysts, and investors because the timing of realized and unrealized investment gains and losses on securities in any given period is largely discretionary. In addition, net realized and unrealized investment gains and losses on investments could distort the analysis of trends.

We use the combined ratio as the key performance measure in assessing the underwriting profitability of our insurance operations. The combined ratio is calculated by adding (i) the loss and loss expense ratio, which is the ratio of net loss and loss expense incurred to NPE, (ii) the expense ratio, which is the ratio of underwriting expenses to NPE, and (iii) the dividend ratio, which is the ratio of policyholder dividends to NPE. A combined ratio under 100% indicates an underwriting profit, and one over 100% indicates an underwriting loss. The combined ratio does not reflect net investment income earned, net realized and unrealized investment gains or losses, federal income taxes, interest expense, or corporate expenses. The loss and loss expense ratio typically has the most significant impact on our combined ratio. Key inputs in our loss and loss expense ratio include catastrophe and non-catastrophe property loss and loss expenses incurred, current year casualty loss estimates, and prior year casualty reserve development.

We use after-tax net investment income earned as the main measure of our investments segment's financial performance. We also assess total return, calculated as the ratio of the sum of pre-tax (i) net investment income, (ii) net realized and unrealized investment gains or losses (including losses on securities we intend to sell and credit loss expense or benefit) in income, and (iii) unrealized investment gains or losses included in accumulated other comprehensive income or loss, to average invested assets. Our investment philosophy includes setting specific risk and return objectives for the fixed income, equity, and alternative investment portfolios and comparing each to a weighted-average benchmark of comparable indices.

Other important measures of our overall financial performance that we consider include return on common equity ("ROE") and non-GAAP operating return on common equity ("non-GAAP operating ROE"). Our basis for using this non-GAAP measure is consistent with our use of non-GAAP operating income described above. ROE is calculated by dividing net income available to common stockholders by average common stockholders' equity. Non-GAAP operating ROE is calculated by dividing non-GAAP operating income available to common stockholders by average common stockholders' equity. We evaluate our segments, in part, based on their contribution to non-GAAP operating ROE. We establish our non-GAAP operating ROE target based on the sum of (i) our current estimated weighted average cost of capital and (ii) an appropriate spread over our estimated weighted average cost of capital. We also consider the current interest rate environment and property and casualty insurance industry market conditions. For 2023, we increased our non-GAAP operating ROE target to 12%, from 11% in 2022, to reflect a higher weighted average cost of capital.

For further details about our 2022 results compared to these performance measures, refer to "Financial Highlights of Results for Years Ended December 31, 2022, 2021, and 2020" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Other key financial metrics we measure include operating leverage and investment leverage.

We define operating leverage as the ratio of NPW to statutory surplus. We target a ratio between 1.35x and 1.55x. Our operating leverage at December 31, 2022 was 1.44x, compared to the U.S. standard commercial and personal lines industry average of approximately 0.8x that Conning, Inc. reported in its Fourth Quarter 2022 Property-Casualty Forecast & Analysis (Source: ©2023 Conning, Inc. Used with permission.). We are comfortable operating our business with operating leverage above the industry average, as we believe we have a lower financial risk profile than the industry, as noted below.

Because we write more longer-tail casualty insurance than shorter-tail property insurance, our operating leverage is higher than the industry average. We also operate with higher investment leverage than the industry. We define investment leverage as invested assets per dollar of common stockholders’ equity. Our investment leverage at December 31, 2022 was $3.37, compared to the average invested assets to statutory surplus of $2.27 that Conning, Inc. reported for the U.S. commercial and personal lines in its Fourth Quarter 2022 Property-Casualty Forecast & Analysis (Source: ©2023 Conning, Inc. Used with permission.). To better manage the risks of our higher investment leverage, we have adopted a conservative investment management philosophy, with fixed income securities and short-term investments representing 90% of our invested assets.

As of December 31, 2022, our fixed income securities and short-term investments had a weighted average credit rating of "AA-" and an effective duration of 4.1 years, compared to "A+" and 3.9 years as of December 31, 2021. For additional information about our investments segment's design and credit quality characteristics, see "Credit Risk" in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Note 5. "Investments" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

We believe our financial risk profile is lower than the industry because:

•Our Standard Commercial Lines segment underwriting risk appetite is focused on small-to-medium sized accounts, with risks weighted more towards low- to medium-hazard than high-hazard. Our average premium per policyholder is approximately $15,300, with about 86% of this segment's casualty lines business having limits of $1 million or less (excluding workers compensation policies, which have no limits), and about 92% of this segment's property lines of business having limits of $3 million or less;

•We have sophisticated pricing tools and maintain disciplined financial planning and reserving practices. We conduct quarterly ground-up reserve reviews for most lines of business, with semi-annual reserve reviews by an independent third-party actuary who issues our year-end regulatory actuarial reserve opinions;

•We purchase significant levels of reinsurance, including (i) a property catastrophe reinsurance program that limits the net after-tax impact of a 1-in-250 year catastrophe to about 7% of our GAAP equity, and (ii) property and casualty excess of loss reinsurance agreements that limit our retained losses of individual property claims losses to $3 million per risk and casualty claims to $2 million per occurrence; and

•We maintain a conservative investment portfolio, with high quality and liquid fixed income and short-term investments, and roughly a 10%-14% allocation to risk assets.

Our strong financial strength and lower financial and underwriting risk profile have permitted us to operate with higher operating leverage than most of our industry. This strategy requires us to balance growth and profit, providing us the opportunity to generate higher underwriting and investment portfolio ROEs when profitable. We generate (i) 1.1 points of ROE for each point on the combined ratio and (ii) 2.6 points of ROE for each point of pre-tax investment yield. In 2022, our underwriting and investment income helped generate an 8.8% ROE and a 12.4% non-GAAP operating ROE, with the latter exceeding our 11% ROE target. For further details about our 2022 ROE results, please see "Financial Highlights of Results for Years Ended December 31, 2022, 2021, and 2020" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Insurance Operations

Overview
We generate our insurance operations' revenue by selling insurance policies and services in return for insurance premiums. One-year term policies constitute the vast majority of our sales. Our most significant cost associated with the sale of insurance policies is our loss and loss expense for insured events covered under these policies.

Loss and loss expense reserves are one of our critical accounting estimates and represent the ultimate amounts we will need in the future to pay covered claims and related expenses that have not yet been settled or reported. Estimating reserves as of any given date is an inherently uncertain process, requiring estimation techniques and a considerable degree of judgment. We regularly analyze our overall reserve position through internal and external actuarial reserve reviews. For a discussion of our loss reserving process, see "Critical Accounting Policies and Estimates" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

To protect our capital resources and manage the risks associated with our insured risks, we purchase reinsurance from and enter into other risk transfer agreements with third parties. Our insurance subsidiaries transfer risks through an internal reinsurance pooling agreement by which each shares in premiums and losses based on specified percentages. For information regarding our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Products and Services
Our Insurance Subsidiaries sell insurance that falls into two broad categories:

•Casualty insurance, which generally covers the financial consequences of (i) injuries employees suffer in the course of employment, (ii) third-party bodily injury and/or property damage from an insured's negligent acts, omissions, or legal liabilities, and (iii) our obligation to defend our insured(s) for covered claims. Casualty claims are long-tailed, regularly taking several years to be reported and settled — and even longer in certain situations.

•Property insurance, which generally covers accidental loss to an insured's real property, personal property, and/or property loss-related earnings. Property claims are usually reported and settled in a relatively short period from the date of loss.

The following table shows the principal types of property and casualty insurance policies we underwrite and issue:

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
1The majority of our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our flood insurance premiums and losses. Our Standard Personal Lines segment results include our WYO policies issued to Standard Personal Lines and Standard Commercial Lines customers.

Product Development and Pricing
Our insurance policies are contracts with our policyholders that specify the losses we cover and the amounts we will pay on a covered claim. We develop our coverages by (i) adopting policy forms created or filed by statistical rating agencies or other third parties, notably Insurance Services Office, Inc. ("ISO"), American Association of Insurance Services, Inc. ("AAIS"), and the National Council on Compensation Insurance, Inc. ("NCCI"), (ii) independently creating our own policy forms, or (iii) modifying third-party policy forms. In developing products and services, we consider market demands, profitability, competitive research, feedback from our independent distribution partners, and the product or service's potential to make our customers' commercial or personal endeavors safer.

Our policies provide coverage for future events, so we do not know the actual individual policy loss costs at the time of sale. We consider many variables in determining pricing for coverage. Like most property and casualty insurers, our loss data is not sufficiently credible to independently establish the complex sets of loss costs and rating variables that our products require. Consequently, we often adopt loss costs and rating structures that statistical rating agencies, such as ISO and NCCI, file with state insurance regulators. We typically modify these loss costs or factors based on actuarial analyses of our credible historical statistical data, factoring in loss trends and other expected impacts. We combine the resulting loss costs with expense and profit provisions to develop premium rates. We sometimes supplement the indicated rates with market information to determine our final filed rates.

We have developed predictive models for many of our Standard Commercial Lines and Standard Personal Lines. We use these models to refine statistical rating agencies' rating plans or independently develop our own rating plans. Predictive models analyze historical statistical data about various risk characteristics that drive loss experience. For our Standard Commercial Lines, we use the output of these models to group existing or potential policies based on their expected loss potential. These groupings are inputs in the individual risk underwriting and pricing process. We use these models to develop factors in our filed Standard Personal Lines rating plans. The predictive capabilities of our models depend on the quantity and quality of available statistical data, and we may supplement them with other market information or underwriting judgment.

Customers and Customer Markets
We categorize our Standard Commercial Lines customers into the following strategic business units ("SBUs"):

	Percentage of Standard Commercial Lines	Description
Contractors	43%	General contractors and trade contractors
Mercantile and Services	25%	Retail, office, lessors risk/property owners, automobile services, and golf courses
Community and Public Services	16%	Public entities, social services, religious institutions, and schools
Manufacturing and Wholesale	15%	Manufacturers, wholesalers, and distributors
Bonds	1%	Fidelity and surety
Total Standard Commercial Lines	100%

We do not categorize our Standard Personal Lines or E&S Lines customers into SBUs. No one customer accounts for 10% or more of our insurance operations in the aggregate.

We manage our underwriting volatility by focusing on accounts with lower-limits profiles. The following table lists each segment's respective percentage of property and casualty accounts with total insured value and exposure limits of $1 million or less:

	Property	Casualty
Standard Commercial Lines	76%	86%[1]
Standard Personal Lines	76%	96%
E&S Lines	96%	99%
1Standard Commercial Lines excludes workers compensation policies without statutory policy limits covered by our casualty excess of loss reinsurance treaty, which provides coverage for losses above $2 million.

We also purchase significant levels of reinsurance from reinsurers with an average credit rating of "A" or better. Our reinsurance program supports our ability to write accounts with larger policy limits by limiting individual property and casualty retained losses to $3 million per risk for property claims and $2 million per occurrence for casualty claims. For information regarding our reinsurance treaties and agreements, see "Reinsurance" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

Geographic Markets
We sell our insurance products and services in the following geographic markets:

•Standard Commercial Lines products and services are primarily sold in 30 states in the contiguous U.S. and the District of Columbia.

•Standard Personal Lines products and services are primarily sold in 15 states in the Eastern, Midwestern, and Southwestern regions of the U.S. Flood insurance, reported in this segment, is sold in all 50 states and the District of Columbia.

•E&S Lines products and services are sold in all 50 states and the District of Columbia.

We began writing Standard Commercial Lines business in Vermont in June 2022 and Alabama and Idaho in October 2022. This expansion allows us to issue policies to customers with exposures in these states, permitting us to compete more effectively against nationwide insurers and diversify our portfolio risk. Ultimately, we plan to expand our Standard Commercial Lines footprint to most of the contiguous U.S.

We manage and support our business from offices in (i) Branchville, New Jersey, where we have our corporate headquarters, (ii) Farmington, Connecticut, the principal office for investment operations, (iii) Glastonbury, Connecticut, used by several corporate areas, but primarily our information technology ("IT") department, (iv) Richmond, Virginia, the location of our underwriting and claims service center ("USC"), and (v) six regional branches, with locations shown in the following table:

Region	Office Location
Heartland	Indianapolis, Indiana
New Jersey	Hamilton, New Jersey
Northeast	Branchville, New Jersey
Mid-Atlantic	Allentown, Pennsylvania, and Hunt Valley, Maryland
Southern	Charlotte, North Carolina
West	Scottsdale, Arizona

Our E&S Lines have offices in Scottsdale, Arizona and Dresher, Pennsylvania. Our Flood business has offices in Branchville, New Jersey, and Miami, Florida. Our Staff Counsel operation, which defends our policyholders with employee-lawyers, has seven leased offices in the Eastern region of the U.S.

Distribution Channel
The property and casualty insurance market is highly competitive and regulated, and has fragmented market share, particularly in standard commercial lines. The market has three main distribution methods: (i) sales through appointed independent insurance agents and wholesale brokers; (ii) direct sales to personal and commercial customers, including Internet-based digital platforms; and (iii) sales through captive insurance agents employed by or contracted to sell exclusively for one insurer.

By segment, we use the following types of independent distribution partners to sell our insurance products and services:

•Standard Commercial Lines: Independent retail agents;
•Standard Personal Lines: Independent retail agents; and
•E&S Lines: Wholesale general agents.

We seek to compensate our distribution partners fairly and consistently with market practices, generally paying them commissions calculated as a percentage of DPW, with supplemental amounts paid based on profitability and considerations for increased premium or policy counts. No one independent distribution partner is responsible for 10% or more of our combined insurance operations' premium. Our top 20 distribution partners generated approximately 40% of our DPW, excluding E&S Lines and the flood line of business, in 2022.

Independent Retail Agents and Standard Lines
A 2022 Independent Insurance Agents & Brokers of America study estimated there are 40,000 independent property/casualty insurance agents and brokers in the U.S., up 11% from their 2020 study. We expect that independent retail insurance agents — representing most of our independent distribution partners — will remain a significant force in overall insurance industry premium production. Their business model, representing multiple insurance carriers, gives customers a broader choice of insurance products, more competitive pricing, and individualized risk-based consultation.

We have approximately 1,500 distribution partners selling our standard lines products and services through approximately 2,600 office locations. About 800 of these distribution partners sell our personal lines products. Approximately 6,300 distribution partners sell our flood insurance products.

Wholesale General Agents and E&S Lines
We have approximately 80 wholesale general agents, with an aggregated 340 office locations, selling our E&S Lines business. We have granted these wholesale general agents limited binding authority for risks meeting our prescribed underwriting and pricing guidelines.

Marketing
Our primary marketing strategy is to:

•Use an empowered field underwriting model for Standard Commercial Lines to provide our distribution partners with resources near their businesses and our mutual customers. For further discussion on this model, see the "Technology, Innovation, and Operating Model" section below.

•Develop a distribution model that emphasizes the franchise value of appointment to sell our Insurance Subsidiaries' products and services to the principals and producers of our high-quality independent insurance agency partners. To help our agency partners grow profitability and succeed, we establish meaningful and close business relationships by (i) soliciting, gathering, and acting on their feedback and that of our mutual customers on various topics, including our products and services and brand awareness, (ii) advising them on our new product offerings, and (iii) providing education and development programs focused on producer recruitment, sales training, customer experience enhancement, online marketing, and distribution operations.

•Develop and carefully monitor annual goals with each distribution partner on (i) the types and mix of risks they place with us, (ii) new business and renewal retention expectations, (iii) customer service and engagement rates, (iv) new business and renewal pricing, and (v) the profitability of the business they place with us.

•Develop brand recognition and meaningful customer engagement through a data-driven multi-channel marketing strategy focused on delivering a superior customer experience. We expect this integrated marketing and customer engagement approach will position us as a marketplace leader and (i) afford us a dynamic view of the changing marketplace and customer expectations, (ii) provide us insight into unique value-added products and services with the greatest impact on each customer, and (iii) help drive business acquisition and retention, and brand health.

Technology, Innovation, and Operating Model
We continue to evolve our technology and operating model, maintaining a strong focus on innovation and providing our customers and distribution partners with "around the clock" digital access to account information and transactional capabilities. While many insurers offer digital customer solutions for personal lines, we strive to be a digital and customer experience leader in all three insurance operation segments.

Technology
We leverage technology in our business and invest significantly in IT platforms, integrated systems, and cloud-based solutions.

We make these technology investments to provide:

•Our distribution partners with accurate business information and seamless integration with our systems, permitting easy policy transaction processing;

•Our service representatives with a customer account-centric view of our policyholders, reducing customer inquiry response time and complementing customer access to on-demand digital transactional capabilities;

•Our underwriters with advanced underwriting and pricing tools and predictive models that provide guidance and automatic retrieval of relevant public information on existing and potential policyholders, enhancing profitability and enabling premium growth; and

•Our claims adjusters with predictive tools to identify specific claims likely to experience escalating losses, fraud, subrogation opportunities, or litigation.

Our digital strategy provides our Standard Commercial Lines and Standard Personal Lines customers with a mobile application and a self-service portal branded MySelective. Our mobile application (i) received Best Mobile App Awards' Platinum Award for "Best Mobile Design" in the summer of 2020, (ii) received the PropertyCasualty360 Insurance Innovators Award in the area of customer experience in 2021, and (iii) was the Gold Stevie Winner in the "Sales and Marketing Mobile Application - New Version" category in 2021. As of December 31, 2022, 50% of our customers registered for MySelective, compared to 47% as of December 31, 2021. MySelective gives policyholders on-demand self-service access to account information, electronic bill payment, and claims reporting. We continue to provide customers with additional digital value-added services, such as proactive messaging about vehicle and product recalls, adverse weather, and claim status.

Our primary technology operations are in Branchville, New Jersey, and Glastonbury, Connecticut. We have agreements with multiple consulting, IT, and supplemental staffing service providers to augment our internal resources. Collectively, these providers supply approximately 53% of our skilled technology capacity, with 74% of their resources overseas. We retain management oversight of all projects and ongoing IT production operations. We have procedures to manage an efficient transition to new technology vendors without significantly impacting our operations if we terminate any current service provider.

Cybersecurity
Our business relies heavily on IT and application systems connected to or accessed from the Internet. This connection increases the risk that a malicious cyber-attack could impact us. Our systems also contain proprietary and confidential information about our operations, employees, agents, and customers and their employees and property, including personally identifiable information. A dedicated unit implements cybersecurity controls and reports on cybersecurity risks. We work with industry-leading security consulting and technology partners and follow security-minded design principles. The cybersecurity team receives oversight and executive support through engagement with our Executive Risk Committee ("ERC"). Similarly, the team works with our Enterprise Risk Management ("ERM") function on business alignment and cybersecurity insurance purchasing. Our cybersecurity program balances responsiveness to rapidly-changing threats with ensuring the long-term health of our IT security environment. It focuses on six key areas:

•Proactive cybersecurity, including cyber threat hunting, ethical hacking campaigns, and periodic cybersecurity program assessments;

•Reactive cybersecurity processes that we regularly test using incident response and disaster recovery exercises based on realistic scenarios;

•Endpoint controls that provide data encryption, threat detection, malicious software defense, and data backups;

•Identity and access management controls that include multi-factor authentication and additional safeguards for employees with elevated privileges;

•Employee cyber risk awareness programs that leverage general education, role-based training, and simulated phishing attacks; and

•Third-party risk management and security standards, including due diligence, continuous monitoring, and cyber risk scoring.

We monitor various IT performance and security metrics across these six key areas. The Parent's Board of Directors ("Board") receives regular updates on the strength of our cyber risk control environment, emerging cyber threat issues, and the results of external assessments by outside security consultants. Two of the Board's directors have earned cybersecurity oversight certifications from a corporate directors organization.

For further information regarding our risks associated with cyber-attacks, see Item 1A. "Risk Factors." of this Form 10-K. For additional information regarding our ERM function and ERC, see the "Corporate Governance, Sustainability and Social Responsibility" section in Item 1. "Business." of this Form 10-K.

Innovation
To maintain our culture of innovation and long-term value proposition to our customers and distribution partners, we have the following mechanisms in place:

•A dedicated innovation team under our Chief Marketing and Innovation Officer. We established this team to (i) apply proven innovation techniques and methods for identifying, prioritizing, and advancing strategic, innovative ideas and opportunities, (ii) stay apprised of critical industry and insurance technology trends that impact our customers, distribution partners, and employees, and (iii) expand our innovation culture by providing training and skill-building opportunities, facilitating departmental and cross-functional strategy and innovation sessions, and leading relevant communities of interest that intersect with the lifecycle of innovation.

•An innovation lab at our corporate headquarters to spur innovation and further our efforts to identify and deploy product, agency and customer experience, and operational efficiency improvements. We conduct innovation design work (i) in-person, using our innovation lab at our corporate headquarters, (ii) virtually, combining live facilitation with collaboration software and digital whiteboard and polling capabilities, and (iii) utilizing hybrid capabilities, mixing live attendance and digital capabilities at our innovation lab with attendees at remote locations.

•A Strategic Investment Committee to consider potential investment opportunities, including technology and Insurtech platforms that may positively impact our business or the industry.

Operating Model
We believe our unique operating model is a competitive advantage. To support and build better and stronger relationships with our independent distribution partners, our (i) Standard Commercial Lines underwriting and safety management personnel are located in the geographic territories they serve, (ii) claims operation is organized regionally by specialty, with local personnel managing our customer, claimant, and distribution partner relationships, and (iii) teams are provided with sophisticated tools and technologies to inform underwriting, pricing, safety management, and claims decisions.

Underwriting Process
Our underwriting process by segment is as follows:

•Standard Commercial Lines: Our Standard Commercial Lines corporate underwriting department oversees our underwriting guidelines and philosophy for each industry segment and line of business. Through formal letters of authority, our Chief Underwriting Officer ("CUO") delegates underwriting authority after assessing an underwriter's job grade, industry, and line of business expertise. Our corporate underwriting department coordinates with our actuarial department to determine adequate pricing levels for all Standard Commercial Lines products.

Under the CUO's delegated authorities, our regional underwriting operations make most individual policyholder underwriting and pricing decisions. New business is underwritten by Agency Management Specialists ("AMSs"), with contributions from Production Underwriters, Small Business Teams, and Large Account Underwriters. Renewal business is primarily handled in each region, with support from our USC, which assigns underwriters to specific distribution partners.

Our operating model also focuses on improving safety and risk management programs, loss experience, and retention, including:

•Risk evaluation and virtual and on-site improvement surveys that evaluate potential exposures and provide solutions for mitigation;

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

We brand these services as "Safety Management: Solutions for a safer workplace."SM We have 86 Safety Management Specialists ("SMS") in the field supporting our policyholders locally. These specialists regularly interact with current and prospective customers. Their safety enhancement and best practices recommendations reduce our customers' property, liability, and workers compensation risks, including higher profile risks like sexual abuse. Their account-specific analyses let our underwriters better understand our customers' exposures, enhancing our new business and renewal underwriting decisions.

Over the past three years, we have embarked on safety management initiatives to proactively service policyholders with notifications and alerts, identify risks and mitigate potential loss occurrence, and provide tools and technologies that improve safety and reduce losses. Examples include:

•Vehicle recall notifications to our policyholders and distribution partners;

•Weather preparation notices for large storms or hurricanes, including guides on structural improvements, roof and drainage maintenance, and measures to prevent clogged or frozen plumbing;

•Food and product recall notifications to policyholders in food manufacturing, distribution, and preparation; and

•Customer self-assessments of workplace hazards, with best practices recommendations tailored to the customer's specific risks.

In 2022, we continued to expand capabilities in our new Standard Commercial Lines agency interface platform designed to streamline new small business policy quoting and issuance. Writing small business – lower hazard risks in specific industry classes with less than $25,000 in premium – is a core part of our strategy. In recent years, the small business market has become more competitive, with more carriers using technology dedicated to new business generation. We continue to execute a multi-year strategy to (i) improve small business writing ease and speed for our distribution partners and (ii) offer a best-in-class small business customer experience. We enhanced our rating platform's user experience by reducing the amount of information required to be inputted before quote generation. In 2023, we plan to add additional business capabilities to help us maximize new small business growth with our distribution partners.

•Standard Personal Lines: Our Standard Personal Lines underwriting operations are centralized and highly automated. Most new and renewal business is underwritten and priced through an automated system reflecting our filed rates and rules. Exceptions to our internal underwriting guidelines are approved under the direction of our Standard Personal Lines CUO. For long-term growth, we are actively repositioning our Standard Personal Lines business to better serve the mass affluent market, where we believe our strong coverage and servicing capabilities will be more competitive.

•E&S Lines: Our E&S Relationship and Underwriting Managers focus on marketing our product capabilities to wholesale general agents, training them on underwriting guidelines and automation, and collecting market intelligence from them. In return, our wholesale general agents provide front-line new and renewal underwriting and policy administration services per guidelines we prescribe. Our small commercial E&S underwriters review all requested exceptions or declinations based on individual account risk characteristics. Our middle market E&S commercial underwriters write larger accounts and receive complete submissions for individual account risk characteristics from wholesale general agents, making underwriting and pricing decisions based on them. Wholesale general agents who submit middle market commercial risks do not have the authority to quote or bind accounts on our behalf.

Our independent distribution partners designate Standard Commercial Lines and Standard Personal Lines accounts to be serviced by our USC. All USC employees are licensed agents who respond to policyholder inquiries about insurance coverage, billing transactions, and other matters. For the convenience of us handling USC transactions, our distribution partners agree to receive a slightly lower than standard commission on the associated premium. As of December 31, 2022, our USC was servicing NPW of $99.1 million, representing 3% of our total NPW.

Claims Management
Timely and appropriate investigation of a claim's facts and circumstances in light of our policy's terms, conditions, and exclusions is an essential service we provide to our policyholders, their claimants, and our distribution partners. To address the increasing complexity of coverage evaluation, construction methods, and litigation, we have structured our claims organization to emphasize:

•Claims handling by technical areas of expertise, such as auto liability, general liability, property, and workers compensation, with each business line having a specialized claims unit focused on high severity or technically complex losses and litigation;

•Claims customer managers and agency executives ("CAEs") who are responsible for enhancing the relationship among our policyholders, distribution partners, and claims operation. The CAEs provide a single point-of-contact for our large account customers and distribution partners. They work with our regional underwriters to deliver appropriate claims service, communicate trends, and discuss results and client services;

•Cost-effective delivery of claims services and control of loss and loss expense. Our Claims Service Center manages our high volume, low severity automobile and property claims, leveraging virtual adjusting tools that provide prompt and efficient service to our customers; and

•Timely and adequate claims reserving and resolution.

We have been executing a multi-year claims system modernization strategy to improve the efficiency of our claims organization's processing ability through improved workflows and enhanced capabilities for our employees, customers, and distribution partners. In 2022, we rolled out a new digital claim intake method for our workers' compensation claims. We are actively testing a new unique digital claim intake method for automobile and property claims. It allows claimants to readily provide more robust information, improving our adjuster assignment and overall claims cycle speeds.

Our Special Investigative Unit ("SIU") supports all insurance operations and investigates potential insurance fraud and abuse, consistent with law and direction from regulatory bodies and non-profit organizations dedicated to combating and preventing insurance crime. The SIU adheres to uniform internal procedures to improve detection and act on potentially fraudulent claims. We have developed a proprietary SIU fraud detection model that identifies potential fraud cases early in a claim's life. Our practice (and usually our legal requirement) is to notify the proper authorities of SIU findings.

Insurance Operations Competition

We face substantial competition in the insurance marketplace from public, private, and mutual insurance companies with varying levels of brand recognition, scale and operational efficiency, capital bases, book of business diversification, and cost of capital. Like us, many competitors rely on independent partners to distribute their products and services. Other insurance carriers either employ their own agents, who represent only them, or use a combination of distribution partners, captive agents, and direct marketing.

The property and casualty insurance market is highly competitive in each of our insurance segments, with market share fragmented among many companies, particularly in Standard Commercial Lines and E&S Lines. We compete primarily with regional and national insurers on coverage terms, claims service, customer experience, safety management services, ease of technology usage, price, and financial strength ratings. We also face increased competition from established direct-to-consumer insurers, existing competitors, and new entrants, many with lower cost structures and digital technology with enhanced servicing and customer experience capabilities.

Investments Segment

Our investment portfolio's objectives are to maximize after-tax net investment income and generate long-term book value per share growth. We maximize the portfolio's overall total return by investing our insurance operation's premiums and the amounts generated through our capital management strategies, including debt and equity security issuances. We balance those objectives against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes; and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. Our fixed income securities primarily include corporate, asset-backed, and mortgage-backed securities, and state and local municipal obligations. We also invest in public equity securities, commercial mortgage loans, short-term investments, alternative investments, and other investments. Alternative investments primarily include limited partnership investments in private equity, private credit, and real estate strategies. Other investments include Federal Home Loan Bank ("FHLB") stock and tax credit investments.

For further information regarding our risks associated with the overall investment portfolio, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." and Item 1A. "Risk Factors." of this Form 10-K. For additional information about investments, see the "Investments Segment" section in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." and Note 5. "Investments" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Regulation

Primary Oversight by the States in Which We Operate
Insurance regulation and taxation is primarily overseen at the state level because of the U.S. Congress's delegation in the McCarran-Ferguson Act. The primary public policy behind insurance regulation is protecting policyholders and claimants over all other constituencies, including shareholders. Property and casualty insurance activities regulated by the states include the following:

•Protection of claimants: Oversight of financial matters to ensure claims-paying ability, including minimum capital; statutory surplus; solvency standards; accounting methods; form and content of statutory financial statements and other reports; loss and loss expense reserves; investments; reinsurance; dividend payments and other distributions to shareholders; security deposits; and periodic financial examinations.

•Protection of policyholders: Oversight of matters including certificates of authority and other insurance company licenses; licensing and compensation of distribution partners; underwriting criteria; premium rates (required not to be excessive, inadequate, or unfairly discriminatory); policy forms; policy terminations; claims handling and related practices; cybersecurity; data protection and customer privacy; reporting of premium and loss statistical information; periodic market conduct examinations; unfair trade practices; mandatory participation in shared market mechanisms, such as assigned risk pools and reinsurance pools; mandatory participation in state guaranty funds; and mandated continuing workers compensation coverage post-termination of employment.

•Protection of policyholders, claimants, and shareholders: Related to our ownership of the Insurance Subsidiaries, oversight of matters including registration of insurance holding company systems in states where we have domiciled insurance subsidiaries, reporting about intra-holding company system developments, self-assessment of current and future risks, including cybersecurity and climate change, and required pre-approval of certain transactions that may materially affect the operations, management, or financial condition of the insurers, including dividends and change in control.

NAIC Financial Monitoring Tools
Our various state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"), which has established statutory accounting principles ("SAP") and other accounting reporting formats and model insurance laws and regulations governing insurance companies. An NAIC model statute, however, only becomes law after state legislative enactments, and an NAIC model rule only becomes a regulation after state insurance department promulgation. Adopting specific NAIC model laws and regulations is a condition of the NAIC Financial Regulations Standards and Accreditation Program. This program permits state insurance departments to recognize and rely on the financial examinations and reviews their counterparts conduct, creating efficiencies and limiting overlapping examinations of the same insurance companies.

The following are among the NAIC's various financial monitoring tools, most predicated on NAIC model laws and regulations that are material to the regulators in states in which our Insurance Subsidiaries are organized:

•The Insurance Regulatory Information System ("IRIS"). IRIS identifies 13 industry financial ratios and specifies "usual values" for each. Departure from the usual values on four or more financial ratios can lead to inquiries from individual state insurance departments about certain aspects of an insurer's business. Our Insurance Subsidiaries have consistently met most IRIS ratio tests.

•Risk-Based Capital ("RBC"). RBC is measured by four major areas of risk to which property and casualty insurers are exposed: (i) asset risk; (ii) credit risk; (iii) underwriting risk; and (iv) off-balance sheet risk. Regulators increase their scrutiny, up to and including intervention, as an insurer's total adjusted capital declines below the NAIC required capital level. Based on our 2022 statutory financial statements prepared in accordance with SAP, all our Insurance Subsidiaries had total adjusted capital substantially exceeding the regulatory action levels defined by the NAIC.

•Annual Financial Reporting Regulation (referred to as the "Model Audit Rule"). The Model Audit Rule, based closely on the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), regulates (i) auditor independence, (ii) corporate governance, and (iii) internal control over financial reporting. As permitted under the Model Audit Rule, the Audit Committee of our Board serves as the audit committee of each of our Insurance Subsidiaries, even though the Parent is not an insurance entity.

•Own Risk and Solvency Assessment ("ORSA"). ORSA requires an insurer to maintain a framework for identifying, assessing, monitoring, managing, and reporting "material and relevant risks" associated with the insurers' (or insurance groups') current and future business plans. ORSA, which the state domicile insurance regulators of our Insurance Subsidiaries have adopted, requires an insurer to annually file an internal assessment of the adequacy of its risk management framework and current and projected future solvency position. For more information on our internal process of assessing our significant risks, refer to the "Corporate Governance, Sustainability and Social Responsibility" section below.

•Group Capital Calculation ("GCC"). In the fourth quarter of 2020, the NAIC adopted the basic structure of the GCC, along with a model law to enable the GCC after state legislative enactment. The calculation provides state insurance regulators with additional analytical information for assessing group risks and capital adequacy, complementing the existing holding company disclosures and analyses. The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group, and (ii) defined capital calculations for other group entities that are unregulated. Our New Jersey state insurance regulators adopted the GCC model law in 2022. Based on our 2022 statutory financial statements prepared in accordance with SAP, our GCC ratio exceeds the regulatory action minimum threshold.

NRSROs
Rating agencies monitor our capital adequacy but are not formal regulators. Two are (i) AM Best, with its Capital Adequacy Ratio ("BCAR"), and (ii) S&P, with its capital model. Both evaluate the strength of an insurer's balance sheet comparing available capital to estimated required capital at various probability or rating levels. BCAR and the S&P model differ from the NAIC financial monitoring tools, particularly RBC. While RBC, BCAR, and the S&P capital model show similar direction as simulation scenarios change, they react differently to variations in economic conditions, underwriting and investment portfolio mix, and capital. We regularly evaluate our capital adequacy relative to each of these capital models to ensure we can effectively pursue our business strategies. Rating agencies also revise and update their capital adequacy models and requirements more frequently than the NAIC updates its financial monitoring tools.

Federal Regulation
While primarily regulated at the state level, our business is subject to federal laws and regulations, including:

•The McCarran-Ferguson Act;
•The Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA");
•The NFIP, overseen by the Mitigation Division of the Federal Emergency Management Agency ("FEMA");
•The Medicare, Medicaid, and SCHIP Extension Act of 2007, which subjects our workers compensation business to Mandatory Medicare Secondary Payer Reporting;
•The economic and trade sanctions of the Office of Foreign Assets Control ("OFAC");
•Various privacy laws related to possessing personal non-public information, including the following:
◦Gramm-Leach-Bliley Act;
◦Fair Credit Reporting Act;
◦Drivers Privacy Protection Act; and
◦Health Insurance Portability and Accountability Act.
•The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) govern publicly-traded companies and require or permit national stock exchanges or associations, such as the Nasdaq Stock Market LLC, where we list our equity securities, to mandate certain governance practices.

The Dodd-Frank Act, enacted in 2010 in response to the 2008 and 2009 financial markets crises, provided for some public company corporate governance reforms and some oversight of the business of insurance, including:

•Establishing the Federal Insurance Office ("FIO") under the U.S. Department of the Treasury; and
•Granting the Federal Reserve oversight of financial services firms designated as systemically important.

The FIO, consistent with its authority under the Dodd-Frank Act (i) negotiated a covered agreement with the European Union that, among other things, impacted reinsurance collateral requirements for foreign reinsurers, and (ii) has been gathering insurance market data.

For additional information on the potential impact of regulation and changes in regulation on our business, refer to the regulation risk factor within Item 1A. "Risk Factors." of this Form 10-K.

Corporate Governance, Sustainability and Social Responsibility
We strive to maintain a high level of ethics and integrity in our business practices. We are committed to understanding and mitigating risk, serving our customers responsibly, enabling our employees’ professional success and work/life balance, and helping the communities in which we live, work, and serve, while being environmentally responsible.

Corporate Governance
Strong governance, oversight, and transparency are the foundation of our financial and operating success. We have a mature risk culture and governance structure that are cornerstones of our risk management framework, and are designed to enhance the decision making process and strengthen risk-reward evaluations.

Our internal control framework follows the Committee of Sponsoring Organizations of the Treadway Commission (COSO) model, deploying three lines of defense:

•The first line of defense is the individual business functions that deliberately assume, own, and manage the risk on a daily operational basis.

•The second line of defense is responsible for risk oversight, supporting the first line to understand, monitor, and manage our risk profile through an ERC and dedicated risk team.

•The third line of defense is our Internal Audit team, which provides separate, objective assurance in assessing the adequacy and effectiveness of our internal control environment with oversight from our Board's Audit Committee. Internal Audit also coordinates risk-based audits, compliance reviews, and other specific initiatives to evaluate and address risk within targeted areas of our business.

Our risk governance structure consists of the following major components:

Risk Oversight	Board of Directors
	•Executive Committee	•Finance Committee
	•Corporate Governance & Nominating Committee ("CGNC")	•Salary & Employee Benefits Committee
•Audit Committee
	2	STRATEGY SETTING AND ESTABLISHING RISK TOLERANCE
Risk Management	Management & Operating Committees
	•Management Investment Committee ("MIC")	•Reserve Committee
	•Underwriting Committee	•Executive Risk Committee ("ERC")
	•Emerging Risk Committee	•Sustainability Committee
	•Enterprise Project Management Office ("EPMO")	•Disclosure Committee
	•Large Claims Committee	•Market Security Committee ("MSC")
	2	APPETITE AND LIMIT GOVERNANCE
Risk Identification & Reporting	Enterprise Risk Management Function
•Supported by individual business units and functional areas.

Board Oversight
Our Board's function is one of oversight and guidance. The Board and its committees ("Board Committees") oversee our business performance and management team ("Management"). The Board reviews and discusses Management reports about our performance and significant issues. The majority of our Board is independent.

Our Board oversees our ERM process, and all Board Committees oversee risks specific to their areas of supervision and report their activities and findings to the entire Board.

Management and Operating Committees
Our Chief Executive Officer (“CEO”) directs our business strategy's implementation. Management regularly reports to the Board on significant events, issues, and risks that may materially affect our business or financial performance. A description of each Management committee and our ERM function follows:

MIC — Responsible for (i) setting and implementing the investment objectives and asset allocation, (ii) administering investment policies, (iii) selecting qualified external investment managers and advisors, and (iv) monitoring performance, transactions, and specific risk metrics, including ones related to climate change. Our investment team and external investment managers execute our investment strategy and objectives. The MIC meets formally eight times per year, with additional meetings as necessary.

Underwriting Committee — Responsible for overseeing authority delegation throughout our underwriting operations and reviewing and making decisions on any underwriting transaction and/or action that is outside of a CUO's authority. This committee meets as appropriate and evaluates a variety of information related to specific accounts presented, including key projected catastrophe modeling metrics when considering a large property account, as well as underwriting and market considerations.

Emerging Risk Committee — Responsible for identifying and monitoring new and evolving risk issues that could significantly impact our financial strength, reputation, or long-term strategy. This committee meets quarterly.

EPMO — Responsible for the oversight of large-scale projects. Our EPMO framework uses a consistent methodology to review the return on investment for each major capital expenditure (such as IT system purchases). Projects above a certain dollar threshold require Board approval. The EPMO is supported by certified project managers who apply methodologies to (i) communicate project management standards, (ii) provide project management training and tools, (iii) manage projects, (iv)

review project status, including external and internal costs and any associated projected financial benefits, and (v) provide non-technology project management consulting services to the rest of the organization. The EPMO, which includes senior management representatives from all primary business and corporate areas, meets regularly to review all significant initiatives and receives status reports on other projects. The EPMO is an important factor in the success of our business strategy and technology implementations. The EPMO meets monthly and as needed.

Large Claims Committee — Responsible for the oversight of claims that: (i) have or are likely to exceed a reinsurance policy coverage limit; (ii) have a bad faith exposure of $15 million or more; (iii) are likely to generate significant bad publicity; or (iv) potentially create a significant legal precedent on an insurance coverage issue. The Large Claims Committee also approves reserves and payments for claims over the Chief Claim Officer’s authority. This committee meets on an as-needed basis.

Reserve Committee — Responsible for monitoring loss and loss expense reserve levels and taking management actions regarding financial recording of reserves. The reserve committee meets quarterly.

ERC — Responsible for the holistic evaluation and supervision of our risk profile, and determining future risk management actions supporting our overall risk profile. The ERC provides management oversight of our ERM function. The ERC relies on several management committees to analyze and manage specific major risks, including the Emerging Risk Committee and the Underwriting Committee. At least quarterly, the ERC meets to review and discuss various topics and the interrelation of our significant risks, including, without limitation, capital modeling results, capital adequacy, risk metrics, emerging risks, and sensitivity analysis.

Sustainability Committee — Reports to senior management on significant public issues relating to sustainability. It also develops or opines on ESG-related policies and procedures. The committee meets quarterly.

Disclosure Committee — Responsible for establishing and implementing procedures to ensure compliance with Regulation FD and other applicable securities laws. This committee meets at least two times every quarter.

MSC — Responsible for reinsurance purchase decisions, approval of individual reinsurers on our panel, reinsurer counterparty risk, and monitoring catastrophe risk. The MSC is comprised of executives and senior leaders with diverse financial and underwriting expertise. The MSC meets at least twice a year before each major treaty renewal.

ERM Function
The ERM unit is responsible for identifying, measuring, monitoring, and reporting key and aggregated enterprise-wide risks to the ERC and the Board. The ERM unit works with other functional areas to develop appropriate responses to identified risks and supports the successful execution of our business strategy.

We rely on quantitative and qualitative tools to identify, prioritize, and manage our major risks, including proprietary and third-party computer modeling and other analyses. When appropriate, we engage subject matter experts, such as external actuaries, third-party risk modeling firms, and IT and cybersecurity consultants. Our Insurance Subsidiaries annually file with their domiciliary regulators an ORSA report, an internal solvency assessment developed by the Chief Risk Officer ("CRO") in coordination with the ERC and reviewed by our Board.

We categorize our major risks into five broad categories:

•Asset risk, stemming primarily from our investment portfolio and reinsurance recoverables and includes credit and market risk;

•Underwriting risk, which is the risk our insured losses exceed our expectations, including:
◦Losses from inadequate loss reserves;
◦Larger than expected non-catastrophe current accident year losses; and
◦Catastrophe losses that exceed our expectations or our reinsurance treaty limits.

•Liquidity risk, which is the risk we will be unable to meet our contractual obligations as they become due because we cannot liquidate assets or obtain adequate funding without incurring unacceptable investment losses or borrowing expenses;

•Other risks, which include a broad range of operational risks, many challenging to quantify, such as talent/human capital, market conditions, economic, legal, regulatory, reputational, and strategic risks – as well as the risks of fraud, human failure, modeling risks, inadequate business continuity plans, or failure of controls or systems, including cybersecurity risk; and

•Emerging risks, which include risks in the other categories that are new, rapidly evolving, or increasing substantially compared to historical levels. For example, we consider (i) heightened levels of economic inflation, (ii) the enactment of reviver statutes for abuse victims, (iii) climate change, (iv) the increased threat of cyber incidents, and (v) the significant economic impacts from the ongoing Russian war against Ukraine and the economic and societal impacts of the COVID-19 pandemic, including disrupted supply chains and products, services, and labor shortages, and other emerging risk.

The table below maps our management and operating committees to their responsibilities for our five major risks.

Major Risk Category	Emerging Risk Committee	MIC	MSC	Disclosure Committee	EPMO	Reserve Committee	Large Claims Committee	ERC	Underwriting Committee	Sustainability Committee
Asset Risk		X	X					X
Underwriting Risk			X			X	X	X	X
Liquidity Risk		X	X					X
Other Risks				X	X		X	X		X
Emerging Risks	X							X		X

Our risk governance structure facilitates effective risk conversations across all levels and disciplines of the organization and promotes strong risk management practices. All our strategies and controls, however, have inherent limitations. We cannot be certain that an event or series of unanticipated events will (i) occur or not occur, and generate losses greater than we expect, and (ii) have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. An investor should carefully consider the risks and all other information included in Item 1A. "Risk Factors.", Item 7A. "Quantitative and Qualitative Disclosures About Market Risk.", and Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Sustainability and Social Responsibility
Our sustainability and social responsibility initiatives are focused on (i) developing our human capital to create a highly engaged and diverse team of employees and leaders who will guide us into the future, (ii) helping us understand and attempt to mitigate the environmental impact that climate change has on our business and operations, and (iii) providing customers with empathetic claims service and risk mitigation solutions.

Human Capital
We recognize that developing and protecting our human capital, and providing a mutually beneficial employee experience, complements and contributes to superior longer-term financial performance. We are committed to maintaining a safe and inclusive workplace that promotes diversity and provides attractive benefits to our approximately 2,520 employees. In 2022, we were (i) designated as a Great Place to Work CertifiedTM organization for the third year in a row, (ii) recognized by DiversityJobs as one of their top employers showing continual dedication and commitment to establishing a diverse workforce and culture, and (iii) recognized by Forbes as one of "America's Best Mid-Size Employers."

Physical, Social, and Financial Well-Being of our Employees
We invest significantly in our employees' physical, social, and financial well-being, which is essential to attracting and retaining the best talent. We are committed to fair pay and regularly analyze and adjust compensation to ensure internal equity and external market alignment. We offer competitive financial benefit programs to support the financial well-being of our employees and their families. Among the offerings are a 401(k) plan with non-elective and employer matching contributions, an employee stock purchase plan allowing discounted stock purchases, and tuition reimbursement and student loan repayment. Most employees are eligible to participate in our annual cash incentive program, funded and paid based on the achievement of our financial and strategic objectives. Employees above certain levels are eligible to participate in our long-term stock-based incentive compensation program. We also offer a wide range of competitive and convenient health and wellness programs. To support our employees' social well-being, we encourage connections with their colleagues and communities through various programs, such as paid time off for volunteer work and matching charitable donations.

Talent Development and Employee Retention
We invest significant time and resources in (i) training and development to assist our employees in fulfilling their professional potential and having rewarding careers, and (ii) efforts to retain our best talent and foster a positive work-life balance. We are committed to ongoing employee learning, personal growth, and continuous improvement. Our employees have access to various live instructor-led training courses and over 26,000 online skills training courses and resources. We also have leadership and talent development programs and initiatives at all levels of the organization. Examples include our (i) Next Generation of Leaders program, which identifies early- and mid-career management for focused development opportunities that prepare them for future senior leadership, (ii) RISE (Retain Include Support Engage) program, which is an accelerated professional development program for diverse individual contributors interested in first-level management positions, and (iii) our Ignite College Internship and Momentum Trainee programs, which provide collaboration and cross-functional events and experiences for interns and early-career employees.

Of our 2,520 employees at December 31, 2022, 980 are normally home-based; 840 are in our regional offices; and the remainder are in our corporate office. Our Flexible Work Location Policy permits most office-based employees to work remotely 60% of the time. Our employee turnover rate in 2022 was approximately 15%. Employees with over 20 years of service represented approximately 16% of our workforce.

Diversity, Equity, and Inclusion
We recognize that collaboration by employees with diverse backgrounds, ideas, and experiences can foster innovation, improving operational performance, product and service development, customer experience, market opportunities, and revenue. We have initiatives to increase representation and cultivate greater inclusion of people with different ethnicity, race, age, sexual orientation, gender identities and expressions, and socio-economic backgrounds. Recent initiatives include (i) increasing gender and racial diversity through our Next Generation of Leaders program, (ii) sponsoring various employee resource groups for women, Black, LGBTQ+, and military and veteran employees, (iii) introducing a professional development program focused on under-represented groups, (iv) implementing business objectives tied to supporting and participating in diversity, equity, and inclusion initiatives, (v) enhanced hiring, retention, and promotion practices intended to increase diversity at all organizational levels, including expanding university recruiting efforts to include historically Black colleges and universities, (vi) partnering with the National African American Insurance Association for services and employee programming for our employee's use, and (vii) adding new directors with diverse backgrounds, skills, experience, ethnicity, and race to our Board.

As of December 31, 2022, women represented 58% of our non-officer workforce and 33% of our officer workforce, compared to 58% and 32% at December, 31, 2021, respectively. Increasing the representation of women in first-level, middle, and senior management roles is a prioritized goal. Our ethnic diversity for officers and non-officers is consistent with the national average for financial services, but our objective is to increase this representation over time. Approximately 78% of our workforce was White at year-end 2022, compared to 80% at year-end 2021, and 22% were a combination of Black, Latin, Asian, and all other ethnicities combined, compared to 20% at December, 31, 2021. We have a diverse board, with five directors on our Board identifying as part of one or more underrepresented groups.

Environmental
As a property and casualty insurance company, we understand that climate change creates greater unpredictability of weather-related loss frequency and severity. This poses a long-term risk to the lives and livelihoods of our customers and our business. Our efforts to help address climate change and its associated impacts are centered on (i) prudent oversight and management of catastrophe risk exposure, (ii) helping our customers through responsive claims handling, safety management, and proactive weather alerts, (iii) allocating capital away from specific environmentally hazardous classes through underwriting and investment initiatives, and (iv) reducing our carbon footprint. Understanding and helping mitigate climate change perils for our business and customers is core to our operations and strategy. We believe these efforts (i) contribute to our corporate responsibility to help mitigate the impact of climate change, and (ii) will reward our shareholders with sustained superior financial and operating performance over time.

The Emerging Risk Committee identified climate change as a high-level emerging risk that it reviews at least quarterly with the ERC and our Board. The ERM unit, the ERC, and Management stay informed on key climate change risk developments through industry publications, webinars, conferences, and regular engagement with outside sources, such as our reinsurance brokers, investment managers, and trade associations.

Responsibility for measurement, assessment, and monitoring the mitigation of the physical risks and transition risks due to climate change resides with our ERM function. Physical risks arise from the changing frequency, severity, and characteristics of acute events, such as hurricanes, floods, and wildfires. These risks can directly affect our underwriting results, impact the long-term viability of certain business lines we write, and potentially impact our investment portfolio. Transition risks arise from society’s transition towards a low-carbon economy, driven by policy and regulations, low-carbon technology advancement, and shifting sentiment and societal preferences.

Due to our business risk profile and geographic concentration in the Northeast and Mid-Atlantic states, hurricane peril is our most significant natural catastrophe exposure, driving the “tail” of our modeled catastrophe loss distribution. This risk has influenced our decision to geographically diversify our underwriting portfolio and set rigorous coastal property exposure guidelines. In addition to managing our peak hurricane exposure risk, we seek to manage our exposures to other perils, such as severe convective storms, winter storms, flooding, and wildfires. We do not write crop insurance, have minimal exposure to private flood, and have a small geographic footprint in the Western U.S., so our exposures to certain weather-related perils, such as droughts, wildfires, and flooding, tend to be relatively modest. We monitor our investment exposure to carbon-intensive industries as a measure of our vulnerability to climate-related risks involved with the transition to a low-carbon economy.

The ERM unit evaluates our catastrophe risk exposure relative to our established tolerances. This evaluation incorporates the results of third-party vendor models and proprietary analysis in its review of exposure to hurricane and other perils on both a gross and net basis. For quantitative information on the modeled results of our underwriting property portfolio by peril, refer to the "Reinsurance" section in "Results of Operations and Related Information by Segment" of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Managing Climate-related Risks
For information regarding our risks associated with climate change, refer to risks identified with the symbol "" in Item 1A. "Risk Factors." of this Form 10-K.

Insurance Operations
In managing our insurance operations' physical climate-related risks, we model our property portfolio for hurricanes and other wind events semi-annually in July and January. Wildfire risk, which presents significantly lower exposure for our portfolio, is modeled annually in July. For some time, we have not underwritten specific environmentally-hazardous risks related to production from coal mines, thermal coal plants, or oil sands extraction because they are outside our underwriting appetite.

Our underwriting controls employ authority levels in writing large individual property risks and large property accounts that could create or exacerbate a property aggregation issue. If any individual location exceeds the CUO's property limit authority, it must be approved by the Underwriting Committee, comprised of the Standard Lines Chief Operating Officer, CFO, Commercial Lines CUO, Executive Vice President of E&S Lines, and CRO. When considering large property accounts, the Underwriting Committee typically reviews an evaluation of property aggregations in the particular county and state, and projections of marginal impact on our aggregate modeled losses assuming we wrote the risk. The discussion covers our catastrophe risk aggregation appetite and the appropriate pricing for taking the increased risk aggregation.

Our established catastrophic risk tolerance requires that no more than 10% of stockholders’ equity is exposed to a loss from a hurricane event at a 99.6% confidence level (1-in-250 year event or 0.4% probability) on a net of reinsurance and after-tax basis. For additional quantitative and qualitative information about our modeled results by scenario on stockholders' equity, refer to the "Reinsurance" section in "Results of Operations and Related Information by Segment" of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

We believe that we have created an effective control environment for managing natural catastrophe risk on a gross exposure basis by (i) setting overall portfolio growth expectations, (ii) monitoring actual results and property aggregations, (iii) having appropriate underwriting authority controls around our largest accounts, and (iv) consistently focusing on appropriate pricing of catastrophe risk.

Investments
We are beginning to incorporate ESG considerations into our investment process. To establish appropriate ESG investment governance, we maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes; and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity. In addition, we are working with our third-party investment managers to ensure they incorporate ESG guidelines and protocols into their investment process while managing our mandates. Our investment strategy considers climate change risk by prohibiting any new direct equity or debt investments in thermal coal enterprises, including those generating 30% or more of their (i) revenue from the ownership, exploration, mining, or refining of thermal coal, or (ii) electricity generation from thermal coal. We believe that as we transition to a low-carbon economy, the value of these assets could be at greater risk.

Other
In addition to mitigating insurance operations and investment risk, we:

•Have robust plans to ensure operational continuity if we suffer unforeseen or catastrophic events. We have business continuity plans for our key data processing facility (Disaster Recovery Plan), the leadership team (Executive Crisis

Management Plan), and significant operational areas. We review and update these plans at least annually, the same as other testing, including “tabletop” exercises and planned hands-on tests.

•Track our Scope 1 and Scope 2 carbon (“CO2”) emissions; however, as an insurance holding company, we are not a meaningful greenhouse gas ("GHG") emitter relative to entities in many other industries. Our Scope 1 emissions include consumption of natural gas, diesel, refrigerant, and fuel usage under our Fleet program, and our Scope 2 emissions comprise our electricity usage.

•Built ground-mount and garage-canopy solar photovoltaic facilities at our corporate headquarters. The facilities are expected to generate approximately five million kWh of electricity annually, and we sell the solar renewable energy credits to others. Since we sell these solar renewable energy credits, our renewable energy production does not reduce our GHG emissions, however, they do contribute to the production of cleaner energy.

Ongoing Initiatives
Our objective is to continue to reduce our carbon emissions over the long term. We have many initiatives that we expect will reduce GHG emissions over time. Some include:

•Upgrades to our corporate headquarters building management system, which should reduce heating and cooling natural gas consumption;
•Transitioning our Fleet from gasoline to hybrid vehicles over the next three to five years;
•Conversion of all corporate headquarters light bulbs to LED;
•Hybrid work schedule going forward; and
•Migration of our information technology systems from our corporate headquarters' data center to the cloud.

We have also implemented several initiatives at our corporate headquarters to lower our environmental impact, including:
•Enhanced waste management and recycling;
•Repurposing commingled recyclables;
•Installed electric vehicle charging stations for employee use;
•Elimination of Styrofoam products in our cafeteria;
•Recycling and more efficient energy use of electronic equipment; and
•Reducing our water usage through automatic plumbing features.

Reports to Security Holders

We file with the U.S. Securities and Exchange Commission ("SEC") all required disclosures, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to these reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, which are accessible on the SEC's website, www.SEC.gov. These filings are also available at www.Selective.com shortly after filing such material with the SEC. Our website and the information contained or linked in it are not part of this Annual Report.

Item 1A. Risk Factors.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change actions we might take to execute our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors emerge from time to time. Consequently, we can neither predict such new risk factors nor assess their potential future impact on our business, if any.

Risks Related to our Insurance Operations

We are subject to losses from catastrophic events.
Losses from natural and human-made catastrophes can negatively impact our financial results. Examples include, without limitation, hurricanes, tornadoes, windstorms, earthquakes, hail, severe convective storms, severe winter weather, derechos, floods, and fires, some related to climate change, and criminal and terrorist acts, including cyber-attacks, civil unrest, and explosions. The frequency and severity of these catastrophes are inherently unpredictable, and the frequency and severity of catastrophe losses have increased globally in recent years. Although we use sophisticated catastrophe modeling techniques to manage our catastrophe exposure, catastrophe models provide estimates, and actual exposure and loss experience may materially differ. For example, catastrophe models did not fully estimate the potential for some recent catastrophe loss activity (such as Hurricane Ida-related severe flooding in the Mid-Atlantic and Northeast in 2021 and Winter Storm Elliott freeze losses in December 2022) and the concurrent recent economic inflation on construction costs. Unmodeled or under-modeled catastrophe risks could result in understated catastrophe exposure, and our actual catastrophe losses could be higher.

Our insurance operations primarily write risks in the Eastern, Midwestern, and Southwestern regions of the U.S. Our most significant natural and/or human-made catastrophe exposures are (i) hurricanes impacting the Eastern U.S., (ii) severe convective storms, including hailstorms and tornadoes, (iii) winter storms, (iv) earthquakes, and (v) terrorism events. Single storms could adversely impact our financial results, but it is also possible that we could experience more than one severe catastrophic event in any given calendar year. We track our severe weather and catastrophe losses using definitions and information we obtain from ISO’s Property Claim Services unit, an internationally recognized authority on insured property losses from catastrophes in the U.S., Puerto Rico, and the U.S. Virgin Islands.

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

Natural catastrophes

Temperature changes can impact weather patterns and the frequency and/or severity of catastrophes, including hurricanes, severe convective storms, wildfires, and flooding — all of which could cause our catastrophe losses to increase relative to historical levels. The United Nation’s Intergovernmental Panel on Climate Change ("IPCC") is an international body responsible for assessing climate change science. In 2021, the IPCC estimated in its “Sixth Assessment Report: Physical Science Basis” that human activities (i) have caused approximately 1.1°C of global warming to date above pre-industrial levels and (ii) this could rise to an increase between 1.2°C and 3.0°C above pre-industrial levels between 2041 and 2060.

Climate change models also project significant differences in global regional warming above pre-industrial levels, depending on future levels of climate mitigation and geographic location. These global regional differences, whether attributable to nature or human activities, include increases in (i) mean temperature in most land and ocean regions, (ii) hot extremes in most inhabited regions, (iii) heavy precipitation in several regions, and (iv) the probability of drought and precipitation deficits in some regions.

Human-made catastrophes

Cybersecurity
The risk of a wide-scale criminal or terrorist cyber-attack has become more significant and has drawn increased attention from IT and national security experts, U.S. policymakers, the U.S. military, and the insurance industry. There is general recognition that a wide-scale cyber-attack that simultaneously impacts multiple victims is more likely, and insurance industry systemic risk has increased. We have identified three primary sources of potential insured exposure to cyber losses: (i) cyber-specific policies designed to cover both first-party and third-party losses; (ii) affirmative cyber coverage grants included in other types of policies, such as commercial property or businessowners policies; and (iii) "silent cyber" exposures, otherwise known as non-affirmative cyber exposures, which describes cyber risk that is neither expressly covered nor excluded in insurance policies. This exposure may exist if courts, regardless of intent, interpret policy forms without specific related coverage exclusions to provide coverage for a cyber-related incident.

We provide cyber-specific policies to our commercial lines and personal lines customers through 100% reinsured solutions with highly-rated specialty cyber markets. These solutions allow us to meet our customers' needs for cyber insurance while mitigating our underwriting risk, as we develop our expertise in the cyber insurance market.

Beyond our cyber-specific policies, our other insurance policies provide some first- and third-party cyber coverages:

•We offer limited first-party affirmative cyber coverage in our commercial property and businessowners' policy forms. We limited our "silent cyber" exposure through an affirmative coverage grant subject to a sub-limit.
•Our base property forms typically include a coverage grant of $2,000 or $10,000. Most of our property policies also contain an affirmative endorsement providing "virus and harmful code" coverage subject to a sub-limit. Over 90% of our policies with virus/harmful code coverage on commercial property, businessowners', commercial output policy, or inland marine forms have sub-limits of $25,000 or lower. For policies effective October 1, 2022, we implemented cyber incident exclusions that exclude malicious cyber except for the sub-limited coverage provided in the base ISO coverage forms and our property and businessowners' property “virus and harmful code” extension endorsements. These exclusions clarify coverage and have no premium impact.
•Most of our general liability and businessowners' policies specifically exclude cyber-related liability losses, except for "bodily injury." Our specific cyber-exclusion and liability forms' lack of affirmative sub-limited cyber coverage, effectively limit most "silent cyber" exposure. However, any related potential exposures are subject to our casualty reinsurance program, which has no cyber-related loss exclusion.
•By statute, workers compensation policies do not have cyber exclusions, and a cyber-attack-related workplace injury could trigger coverage.

Terrorism
We are required to participate in TRIPRA, now extended to December 31, 2027, for our Standard Commercial Lines and E&S Lines business. TRIPRA rescinded all previously approved coverage exclusions for terrorism and requires private insurers and the U.S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a significant deductible of specified losses before federal assistance is available. Our $480 million deductible is based on a percentage of our prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2023, the federal government will pay 80% of losses above the deductible, with the insurer retaining 20%. Although TRIPRA will mitigate some of our loss exposure to a large-scale terrorist attack, our deductible could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. If the U.S. Secretary of the Treasury does not certify specific terrorist events (as occurred with the 2013 Boston Marathon bombing and the 2015 San Bernardino shootings), we could be required to pay terrorism-related covered losses without TRIPRA's risk-sharing benefits. We also could be required to pay terrorism-related losses for customers who declined terrorism coverage.

Our primary workers compensation policies are required to cover terrorism risk, so TRIPRA applies to those policies. Insureds with non-workers compensation commercial policies can accept or decline our terrorism coverage or negotiate with us for other terms. In 2022, 85% of our Standard Commercial Lines non-workers compensation policyholders purchased terrorism coverage that included nuclear, biological, chemical, and radioactive ("NBCR") events. TRIPRA also applies to cyber liability insurance policies reported under a Terrorism Risk Insurance Program-eligible line of insurance.

Many states mandate that commercial property policies cover fire following an act of terrorism - regardless of whether the insured purchased terrorism coverage. We also sometimes elect to provide terrorism coverage for lines of business not included in TRIPRA, such as Commercial Automobile. TRIPRA has never covered personal lines of business. Our Standard Personal Lines homeowner policies exclude nuclear losses but not biological, chemical, or conventional terrorism losses. Our current reinsurance programs cover some losses from conventional foreign and domestic terrorism acts but not NBCR events.

An increase in natural or man-made catastrophe losses, including a systemic cyber-attack that produces an aggregation of property and/or casualty cyber losses, will reduce our net income and stockholders’ equity and could have a material adverse effect on our liquidity, financial strength, and debt ratings. The closer a catastrophe occurs to the end of a reporting period, the more likely we have limited information to estimate loss and loss expense reserves, increasing the uncertainty of our estimates. More detailed claims information available after a reporting period may result in reserve changes in subsequent periods.

Our loss and loss expense reserves may not adequately cover actual losses and expenses.
We maintain reserves for our estimated liability for loss and loss expense associated with reported and unreported insurance claims. Estimating loss and loss expense reserves is inherently uncertain, and there is no method for precisely estimating the ultimate liability for the settlement of claims. We base our loss and loss expense reserve estimates on our internal comprehensive reserve review, which uses our own loss experience, claims payment and reporting patterns, and our view of underlying claims frequency and severity trends. We supplement the estimates with other subjective considerations, including projected impacts from economic, political, social, and legal developments or trends, such as inflation, continually evolving trends driven by the post-COVID-19 pandemic environment, judicial trends and tort decisions, and various state legislative initiatives. We cannot predict the timing or impact of these developments or trends with certainty, and we cannot be sure the reserves we establish are adequate or will be so in the future.

We review our reserve position quarterly and adjust the reserve position accordingly. An increase in reserves (i) reduces net income and stockholders' equity, and (ii) could have a material adverse effect on our liquidity, financial strength, and debt ratings. As we underwrite new business and renew existing business, we estimate future loss cost trends in pricing our products to generate an adequate risk-adjusted return. If our future loss cost trend estimates prove to be understated, our pricing of future new and renewal business could be inadequate to cover actual loss costs, and our future loss and loss expense reserves could be understated.

Two examples of how loss and loss expense reserves might be affected by economic, political, social, or legal developments or trends are:

•If inflation, including medical and social inflation, is higher than our assumptions, our loss and loss expense reserves for our longer tail lines of business could be insufficient. For example, 2022 inflation rates reflected in the overall consumer price index ("CPI"), the Core CPI, and the Producer Price Index, were higher than 2021. We, however, do not know how long elevated inflation will persist. Our workers compensation line of business is particularly susceptible to inflation because of its extended payment pattern and exposure to medical care services and commodities. While relatively less affected by recent rising inflation rates, these medical care costs could have a more material impact on our overall loss and loss expense reserves if they were to rise significantly or persist for an extended period. Our short-tail property lines of business are also susceptible to inflation because of their exposure to increased labor and material costs.

•Various states have expanded or could expand the statute of limitations for civil actions alleging sexual abuse. By retroactively permitting previously time-barred claims, these "reviver" laws may result in insurance claims that could significantly increase loss costs and require a re-evaluation of previously-established reserves or the creation of new reserves. Since reviver statutes have been enacted, we have received some notices of claims or potential claims for acts alleged to have occurred, some dating as far back as the 1950s. Without prior experience, we cannot estimate how many "reviver" claims notices we may receive. Most notices (i) are blanket notices sent by attorneys representing claimants unsure of the alleged assailant or supervising entity's insurer or policy (if any) and (ii) may not implicate any of our or a predecessor's insurance policies. For those we determine implicate one of our or a predecessor's policy, we (i) have investigated or are investigating facts, (ii) have evaluated policy terms, (iii) believe we have appropriate coverage defenses to most of these claims and/or sufficient reinsurance protections, and (iv) have considered these factors in establishing our reserves, which we believe provide a reasonable estimate of the aggregate ultimate net exposure for these claims. Our coverage positions may be challenged through litigation or otherwise, so we face litigation risks. These are discussed further below in the Risk Factor entitled, "We are engaged in ordinary routine legal proceedings incidental to our insurance operations that, because litigation outcomes are inherently unpredictable, could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods."

For further discussion on our loss and loss expense reserves, please see the "Critical Accounting Policies and Estimates" section of Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Our ability to reduce our risk exposure depends on the availability and cost of reinsurance.
We transfer a significant portion of our underwriting risk to third parties through reinsurance contracts. These contracts provide reimbursement of losses exceeding specified amounts or percentages of premiums. Typically, our reinsurance coverages align with the coverages offered under our primary insurance policies.

The availability, quality, amount, and cost of reinsurance depend on market conditions, including retrocessional reinsurance market capacity. Most of our reinsurance contracts have annual terms. Consequently, reinsurance costs may fluctuate significantly, not necessarily correlating to the loss experience of our specific book of business. State insurance regulators generally permit us to consider catastrophe reinsurance expense in our filed rates and rating plans. However, the conditions and timing of regulatory approval may not align with the actual expense of new reinsurance terms. Disproportionate increases in our reinsurance expense that we cannot include in our filed rates and rating plans will reduce our earnings. If we are unable to negotiate desired reinsurance amounts or terms, we may experience (i) increased reinsurance expense, (ii) increased risk retention on individual or aggregate claim losses, and (iii) limitations on our ability to write future business.

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
•The combination of multiple catastrophe events in a single year is such that our Insurance Subsidiaries' insured losses exceed the aggregate limits of the catastrophe reinsurance treaty or our Insurance Subsidiaries experience an unusually large number of catastrophe losses that fall below our per occurrence reinsurance retention;
•Our reinsurance counterparties (i) are unable to access their reinsurance markets, or retrocessions, (ii) suffer significant financial losses, (iii) are sold, (iv) cease writing reinsurance business, or (v) are unable or unwilling to satisfy their contractual obligations to us; or
•The catastrophe losses insured in our primary policies are excluded from coverage in our reinsurance contracts.

Recent economic, geopolitical, and insured loss events have increased global reinsurance market uncertainty. The impacts of (i) higher inflation-related reinsurance demand, (ii) reduced capacity due to reinsurer investment portfolio losses, (iii) weakened Euro-United States dollar currency exchange rates, (iv) recent Hurricane Ian-related reinsurer losses, (v) poor reinsurer profitability over the past six years, and (vi) investor and reinsurer concerns about the potential impacts of climate change have caused an increase in reinsurance prices and reduced the availability of reinsurance. How reinsurance supply and demand will adjust in the coming months and years is uncertain. To the extent we are exposed to primary policy losses from risks, such as cyber and communicable disease, now principally excluded from coverage under our reinsurance treaties, we face increased underwriting risk. Some of our reinsurance contracts also contain coverage wording that restricts our ability to cede potential losses related to terrorism, strikes, riots, or civil unrest. Increased underwriting risk could increase our net loss and loss expense, increasing our underwriting results volatility. Decreased reinsurance capacity also would increase our underwriting risk if we cannot fully place our existing reinsurance treaty coverage on renewal. If our reinsurers have difficulty collecting their retrocession programs or reinstating retrocession coverage after a large loss, our reinsurance claims may not be paid timely or in full.

Even with the benefits of reinsurance, our catastrophe risk exposure could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We are exposed to credit risk.
We face credit risk in several areas of our insurance operations, including from:

•Our reinsurers, which are obligated to make us payments under our reinsurance agreements. Reinsurance credit risk can fluctuate over time, increasing during periods of high industry catastrophe and liability losses. Reinsurers generally manage their significant loss exposure through their own reinsurance programs, or retrocessions, about which we do not always have the full details. If our reinsurers experience difficulty collecting on their retrocession programs or reinstating retrocession coverage after a large loss, we may not receive timely or full payment of our reinsurance claims. This means that we have direct and indirect counterparty credit risk to our reinsurers and the reinsurance industry, which is a global but concentrated market.

•Certain life insurance companies, if they fail to fulfill their contractual obligations to our policyholders or claimants under annuities we purchased as part of structured claims settlements.

•Some of our independent distribution partners, who collect premiums from policyholders for us.

•Some policyholders, who are directly obligated to us for premium and/or deductible payments, the timing of which may be impacted by mandated payment moratoriums.

Our exposure to credit risk could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We depend on distribution partners.
We market and sell our insurance products through independent, non-employee distribution partners. Insurance law and regulation makes us responsible for our distribution partners' business practices and customer interactions. Independent distribution partners have – and we expect will continue to have – a significant role in overall insurance industry premium production. While our customers find advantages in using independent distribution partners, our reliance on independent distribution partners presents risks and challenges, including:

•Competition in our distribution channel, as we must market our products and services to our independent distribution partners who have access to products from multiple carriers and markets.

•Brand recognition challenges because we closely coordinate marketing with our distribution partners and some customers cannot differentiate their insurance agent from their insurer.

•Our market share growth is tied to our distribution partners' market share. Consequently, growth in our Standard Personal Lines could be more limited than in our Standard Commercial Lines. Competitors have focused on lower-cost "direct-to-customer" distribution models that emphasize digital ease and efficiencies to address the discrepancy in agency control of standard personal lines business. Continued advancements in "direct-to-customer" distribution models may impact our independent distribution partners' overall market share, make it more difficult for us to grow, or require us to establish relationships with more distribution partners.

•Aggregation and consolidation of our independent distribution partners and their market share, as some publicly-traded and private equity-backed independent distribution partners have deployed consolidation strategies to acquire other independent distribution partners and increase their market share ("Aggregators") over the last decade. If more of our independent distribution partners become Aggregators or are acquired by Aggregators, Aggregator demands and influence on our business could increase. For example, Aggregators could develop and implement strategies to consolidate their business with fewer insurers and demand higher base and supplemental commissions. Aggregators accounted for approximately 39% of our DPW at December 31, 2022, up from 33% three years ago. No one distribution partner is responsible for 10% or more of our combined insurance operations' premium.

Our financial condition and results of operations are impacted by our independent distribution partners' success in marketing and selling our products and services.

National and global economic conditions could adversely and materially affect our business, results of operations, financial condition, and growth.
Unfavorable economic developments, such as increased inflation levels, could adversely affect our earnings if our policyholders need less insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Inflation could significantly impact our claims severity across multiple lines of business and could result in adverse reserve development. Heightened economic inflation levels could also cause higher interest rates, likely increasing unrealized losses within our portfolio of fixed income securities and lowering total returns from our other invested assets. An economic downturn also could lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in our investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth. During 2022, 27% of DPW in our Standard Commercial Lines business was based on payroll or sales of our underlying policyholders. An economic downturn in which our policyholders have declining revenue or employee count could adversely affect our total written premium, including audit and endorsement premium.

We write business domestically in the United States, and our insurance operations do not have direct exposure to businesses or individuals in Russia or Ukraine. We do not have material exposure to investments subject to embargoes or Russian reinsurance counterparties. However, the ongoing Russian war against Ukraine is impacting global economic, banking, commodity, and financial markets, exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and could have a material adverse effect on our financial condition and results of operations.
A significant financial strength rating downgrade, particularly from AM Best, would affect our ability to write new or renewal business. Most policyholders are required by various third-party agreements, primarily with lenders, to maintain insurance policies from a carrier with a minimum AM Best or S&P rating. Credit rating downgrades could also make it more expensive to access capital markets. We cannot predict the rating actions NRSROs could take that might adversely affect our business or our potential responses. Any significant downgrade in our financial strength and credit ratings below an "A-" could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. For additional information on our current financial strength and credit ratings, refer to "Overview" in Item 1. "Business." of this Form 10-K.

Markets for insurance products and services are highly competitive and subject to rapid technological change, and we may be unable to compete effectively.
We offer our insurance products and services in a highly competitive market characterized by consumer and business price sensitivity, aggressive price competition and improvements based on performance characteristics and large data sets that can compact underwriting margins, new products and services, evolving industry standards, and rapid adoption of technological advancements. Our ability to compete successfully depends heavily on our timely and consistent introduction of innovative new products and services.

We face substantial competition from a wide range of property and casualty insurance companies for customers, distribution partners, and employees. Competitors include public, private, and mutual insurance companies. Many competitors are larger and may have lower relative operating costs, lower capital costs, or greater capacity to absorb or diversify more risk while maintaining their financial strength ratings. Other competitors, such as mutual or reciprocal companies, are owned by or operated cooperatively for insureds and, unlike us, do not have shareholders who evaluate ROE performance. Consequently, some competitors may be able to price their products more competitively.

The Internet has emerged as a significant competitive digital marketplace for existing and new competitors. Established insurance competitors, like The Progressive Corporation, are beginning to explore broader digital Internet offerings. New competitors with variations on traditional business models have emerged, such as Lemonade, Root, and Next. Because the Internet makes it easier and less expensive to bundle products and services, it also is possible that non-insurance companies conducting business on the Internet could enter the insurance business or form strategic alliances with insurers in the future. Changes in competitors and competition, particularly on the Internet, could cause changes in the supply or demand for insurance and adversely affect our business.

The increasing importance of the Internet, technology, and digital strategy in our industry also demands that we attract and retain employees in difficult-to-fill data science, advanced analytics, and IT roles – or suffer potential negative impacts.

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

We expect the importance of data science and analytics to increase, becoming more complex and accurate with larger sets of relevant data. Some larger competitors have significantly more data about the performance of their underwritten risks. In comparison, we may not have sufficient volumes of loss experience data to analyze and project our future costs as accurately or granularly. We supplement our data with industry loss experience from Verisk, AAIS, NCCI, and other publicly available sources. While relevant, industry data may not correlate specifically to the performance of our underwritten risks or be as predictive as data on a larger book of our own business.

We are subject to various modeling risks that could have a material adverse impact on our business results.
We rely on complex financial and other statistical models, developed internally and by third parties, to predict (i) underwriting results on individual risks and our overall portfolio, (ii) claims fraud and other claims impacts, such as escalation, (iii) impacts from catastrophes, (iv) enterprise risk management capital scenarios, and (v) investment portfolio changes. We rely on these financial and other statistical models to analyze historical loss costs and pricing, claims severity and frequency trends, catastrophe losses, reinsurance attachment and exhaustion points, investment performance, portfolio risk, and our economic capital position. Flaws in financial and statistical models and their embedded assumptions could lead to increased losses. For example, a significant component of climate change risk is that the frequency and severity of extreme weather events may evolve differently relative to historical levels – leading to greater model uncertainty. The increase in the frequency of land-falling hurricanes and tropical storms in the U.S. over the past five years could partly be climate change-related. In addition, increasing insurance regulatory interest in data and model use, combined with any potential restrictions on traditional rating factors or model use, could have a material adverse impact on our financial condition and operating results. Our statistical models are extremely useful in monitoring and controlling risk, but they are no substitute for senior management's experience or judgment.

Risks Related to Our Investments Segment

Our investments are exposed to credit risk, interest rate fluctuation, and changes in value.
We depend on income from our investment portfolio for a significant portion of our revenue and earnings. Our investments can be negatively affected by (i) liquidity, (ii) credit deterioration, (iii) financial results, (iv) public equity and/or debt market changes, (v) economic conditions, including heightened levels of economic inflation and any ongoing post-COVID-19 pandemic impacts, (vi) political risk, (vii) sovereign risk, (viii) interest rate fluctuations, or (ix) other factors, including climate change risk and civil unrest.

Our investment portfolio's value is subject to credit risk from our held securities' issuers, guarantors, and financial guarantee insurers, and other counterparties in certain transactions. Defaults on any of our investments by any issuer, guarantor, financial guarantee insurer, or other counterparty could reduce our net investment income and increase net realized investment losses. We are subject to the risk that the issuers or guarantors of fixed income securities we own may default on principal and interest payment obligations.

Additionally, we are exposed to interest rate risk, primarily related to the market price and cash flow variability associated with changes in interest rates. Consequently, the amount of our cash and cash equivalents, and the value and liquidity of our marketable and non-marketable securities may fluctuate substantially. Future fluctuations in the value of our cash, cash equivalents, and marketable and non-marketable securities could result in significant losses that have a material adverse impact on our financial condition and operating results.

Our investment portfolio is exposed to climate change-related transition and physical investment risks.

•Transition risks arise from society’s transition to a low-carbon economy, driven by policy and regulations, low-carbon technology advances, and shifting public sentiment and societal preferences. This transition to renewable energy sources may lead to (i) stranded assets in sectors with high carbon footprints or those closely tied to carbon-based economic activity, such as the fossil fuel and automotive industries, (ii) increased costs for infrastructure reinvestment and replacement, and litigation defense of carbon-intensive sectors, (iii) lower corporate profitability, (iv) lower property values, and (v) lower household wealth. The Paris Agreement Capital Transition Assessment defines the carbon-intensive sectors as the most exposed to transition risks: oil and gas, coal, power, automotive, cement, aviation, and steel. As of December 31, 2022, carbon intensive sectors within our fixed income securities portfolio represented less than 4% of our total invested assets, down from 5% as of December 31, 2021.

•Physical investment risks include the risk of investment losses on our commercial and residential mortgage-backed securities that are exposed to climate-related catastrophic losses that can cause business disruption, destroy capital, increase costs to recover from disasters, reduce revenue, and cause population displacement and migration. These, in turn, can lower residential and commercial property values, household wealth, and corporate profitability, all potentially creating financial and credit market losses impacting insurer asset values. As of December 31, 2022, about 69% of our residential mortgage-backed securities were backed by government agencies. We generally invest in the top tranches of commercial mortgage-backed securities, which limit potential losses from property value declines.

Significant future investment value declines could require further losses recorded on securities we sell and credit losses. For more information regarding market interest rate, credit, and equity price risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." of this Form 10-K.

We have securities tied to LIBOR, which will be eliminated on June 30, 2023.
As of December 31, 2022, approximately 11% of our fixed income securities portfolio had floating rate securities primarily tied to 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). Historically, the global banking industry has used LIBOR as a primary metric to calculate interest rates for certain debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products. In anticipation of LIBOR's elimination, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a U.S. Dollar replacement index. The ARRC, comprised of a broad group of private-market participants, including banks, asset managers, insurers, and industry regulators, identified the Secured Overnight Financing Rate ("SOFR") as the LIBOR-replacement benchmark rate. SOFR is based on overnight repurchase agreement transactions backed by U.S. Treasury securities. The ARRC announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage the adoption of SOFR. Effective June 30, 2023, LIBOR will cease to exist, requiring remaining floating rate securities to transition to SOFR. Consequently, our fixed income securities portfolio may be subject to (i) interest rate and prepayment risk associated with the resetting of our floating rate coupons from LIBOR to SOFR, (ii) potential rating agency downgrades, (iii) reduced trading liquidity on securities with insufficient fallback transition language, and (iv) lower returns associated with basis risk from a reference rate mismatch between liabilities and assets in certain securitized assets. We continue to monitor the potential impact LIBOR's elimination and the transition to SOFR will have on our floating rate investments' performance. We have and will continue to evaluate and monitor other LIBOR risks across the organization.

We are subject to the risks inherent in investing in private limited partnerships.
Our alternative investments include private limited partnerships that invest in various strategies, such as private equity, private credit, and real assets. The primary assets and liabilities underlying in these limited partnership investments generally do not have quoted prices in active markets for the same or similar assets, so their valuation is subject to a higher level of subjectivity and unobservable inputs than substantially all of our other investments. Because we record these limited partnership investments under the equity method of accounting, any valuation decreases could negatively impact our results of operations.

Determining the amount of credit losses taken on our investments is highly subjective and could materially impact our results of operations or our financial position.
The determination of the amount of credit losses taken on our investments is based on our quarterly evaluation and assessment of our investments and known and inherent risks associated with the various asset classes. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly, reflecting changes in credit losses. There can be no assurance that management has accurately assessed the level of credit losses recorded in our Financial Statements. For further information about our evaluation and considerations for determining whether a security has a credit loss, please refer to "Critical Accounting Policies and Estimates" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

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
•ESG-related issues, including ESG investment mandates;
•Climate change, including potential liability for related public disclosures;
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

If Congress passed legislation regulating insurer solvency oversight and state regulators remained responsible for rate approval, we could be subject to a conflicting regulatory framework that could impact our profitability and capital adequacy.

While we underwrite risks only in the U.S., international regulatory developments, primarily capital adequacy and risk management requirements in the European Union ("EU"), may influence U.S. regulators as they develop or revise domestic regulatory standards. In the fourth quarter of 2020, the NAIC's Group Capital Calculation Working Group adopted the basic structure of its new Group Capital Calculation and drafted model law changes that provide for its adoption as a state law requirement for U.S. insurance groups. Our New Jersey state insurance regulators adopted the GCC model law in 2022. Based on our 2022 statutory financial statements prepared in accordance with SAP, our GCC ratio exceeds the regulatory action minimum threshold. If the GCC requirements or our financial position changes, it could increase the amount of capital our Insurance Subsidiaries are required to hold.

We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations. However, we can provide no assurance that our employees, contractors, or independent distribution partners will not violate such laws and regulations or our policies and procedures. To some degree, we have multiple regulators whose authority may overlap and may have different interpretations and/or regulations related to the same legal issues. Consequently, we have the risk that one regulator's position or interpretation may conflict with another regulator on the same issue. The cost of complying with various, potentially conflicting laws and regulations, and changes in those laws and regulations, could have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

Insurers are subject to regulatory, political, and media scrutiny. We are subject to government market conduct reviews and investigations, legal actions, and penalties. There can be no assurance that our business will not be materially adversely affected by the outcomes of such examinations, investigations, or media scrutiny in the future. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition, and operating results.

Our business is subject to various state, federal, and other laws, rules, policies, and other obligations regarding data protection.
We are subject to federal and state laws relating to the collection, use, retention, security, and transfer of personally identifiable information ("PII"). Federal laws include the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Drivers Privacy Protection Act, the Health Insurance Portability and Accountability Act, and Unfair and Deceptive Acts and Practices laws. Several states, like New York, Nevada, Colorado, Virginia, and California, have passed laws in this area, and other jurisdictions are considering imposing additional restrictions or creating new rights concerning PII. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in significant reputational harm, penalties, and legal liability.

The EU adopted the General Data Protection Regulation ("GDPR") in 2016 but it did not become effective until 2018. GDPR regulates data protection and privacy in the EU and transfers of personal data outside the EU. GDPR’s main tenet is to give individuals primary control over their personal data. Because we do not write coverages in the EU, GDPR does not directly impact us. Some U.S. states have subsequently incorporated individual-control mechanisms into state privacy laws. Future EU data privacy actions likely will influence U.S. regulators over time.

We make statements about our use and disclosure of PII in our privacy policy, on our website, and in other public venues. If we fail to comply with these public statements or federal and state privacy-related and data protection laws and regulations, we could be subject to litigation or governmental actions. Such proceedings could impact our reputation and result in penalties, including ongoing audit requirements and significant legal liability.

We are engaged in ordinary routine legal proceedings incidental to our insurance operations that are inherently unpredictable and could impact our reputation and/or have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.
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

•Actions brought against competitors or us alleging improper business practices and sometimes seeking class status. Such actions historically have included issues and allegations, without limitation, related to (i) unfairly discriminatory underwriting practices, including the impact of credit score usage, (ii) managed care practices, such as provider reimbursement, and (iii) automobile claims practices; and
•Actions we file against third parties and other insurers for subrogation and recovery of other amounts we paid on behalf of our insureds.

From time to time, legal proceedings in which we are involved may receive media attention based on their perceived newsworthiness and/or relationship to various broad economic, political, social, and legal developments or trends. Such media stories could negatively impact our reputation.

We expect any potential ultimate liability for ordinary routine legal proceedings incidental to our insurance business will not be material to our consolidated financial condition after considering estimated loss provisions. Litigation outcomes, however, are inherently unpredictable, even with meritorious defenses. The time a case is in litigation also is unpredictable, as state court dockets are increasingly overcrowded. Generally, the longer a case is in litigation, the more expensive it can become. Because the amounts sought in certain actions are large or indeterminate, any adverse outcomes could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

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

Based on these restrictions, the maximum ordinary annual dividends the Insurance Subsidiaries can provide the Parent in 2023 is $283 million. Their ability to pay dividends or make loans or advances, however, is subject to domiciliary state insurance regulators' approval or review. For additional details regarding dividend restrictions, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The Parent’s ability to pay dividends to its stockholders is also impacted by covenants in its credit agreement (the "Line of Credit") among the Parent, the named lenders (the "Lenders"), and Wells Fargo Bank, National Association, as Administrative Agent. These covenants obligate the Parent to, among other things, maintain a minimum consolidated net worth and a maximum ratio of debt to capitalization. Our preferred stock's terms limit the Parent's ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock or any shares of the Parent that rank junior to, or on parity with, the preferred stock if the Parent does not declare and pay (or set aside) dividends on the preferred stock for the last preceding dividend period. For additional details about the Line of Credit's financial covenants, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. For additional details about conditions related to our preferred stock, see Note 17. "Equity" in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Because we are a New Jersey corporation and an insurance holding company, we may be less attractive to potential acquirers and our common stock's value could be adversely affected.
We are a New Jersey company, and provisions of the New Jersey Shareholders' Protection Act and our Amended and Restated Certificate of Incorporation may discourage, delay, or prevent us from being acquired. A supermajority of our shareholders must approve (i) certain business combinations with interested shareholders, or (ii) any amendment to the related provisions of our Amended and Restated Certificate of Incorporation unless certain conditions are met. These conditions may relate to, among other things, the interested stockholder's acquisition of stock, the approval of the business combination by disinterested members of our Board and disinterested stockholders, and the price and payment of the consideration proposed in the business combination. In addition to considering the effects of any action on our shareholders (including any offer or proposal to acquire the Parent), our Board may consider: (i) the long-term, and short-term interests of the Parent and our shareholders, including the possibility that these interests may best be served by the Parent's continued independence; (ii) the effects of the action on the Parent's employees, suppliers, creditors, and customers; and (iii) the effects of the action on the community in which the Parent operates.

These provisions of our Amended and Restated Certificate of Incorporation and New Jersey law could deprive our common shareholders of an opportunity to receive a premium over the prevailing market price in a hostile takeover and could adversely affect the value of our common stock.

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

Risks Related to Our General Operations

We and our distribution partners and vendors are subject to attempted cyber-attacks and other cybersecurity and system availability risks.
Our business heavily relies on IT and application systems connected to or accessed from the Internet. Consequently, a malicious cyber-attack could affect us. Our systems also house proprietary and confidential information, including PII, about our operations, employees, agents, and customers and their employees and property. A malicious cyber-attack on (i) our systems, (ii) our distribution partners or their key operating systems, and (iii) any other of our third-party partners or vendors and their key operating systems may interrupt our ability to operate, damage our reputation and result in monetary damages that are difficult to quantify, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings.

We have implemented systems and processes, through encryption and authentication technologies, intended to mitigate or secure our IT systems and prevent unauthorized access to, or loss of, sensitive data. As cyber-attacks continue to evolve daily, our security measures may not be sufficient for all eventualities. We may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. These risks may be higher or lower for our third-party providers depending on the maturity of their security program, and we review their control environments to the extent possible and practical, aligning the risk exposure with our business requirements and risk tolerances. Any disruption or breach of our systems or data security could damage our reputation, result in difficult to quantify monetary damages, and have a material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings. To mitigate this risk, we have and expect to continue to (i) conduct employee education programs and tabletop exercises and (ii) develop and invest in a variety of controls to prevent, detect, and appropriately react to cyber-attacks, including frequently testing our systems' security and access controls. We have insurance coverage for certain cybersecurity risks, including privacy breach incidents, which may be insufficient to indemnify against all arising losses or types of claims.

In addition to cyber-attack risk, we face system availability risk. Our business relies heavily on various IT and application systems. We have robust business continuity plans designed to minimize the duration and impact of an unexpected loss of availability of any of these systems. Nevertheless, we could experience an event that impacts one or more of these systems, including those based in facilities where our vendors or we operate. This may interrupt our ability to operate and negatively impact our results of operations, despite our business continuity plans.

Our long-term strategy to deploy operational leverage is dependent on the success of our risk management strategies, and their failure could have a material adverse effect on our financial condition or results of operations.
As an insurer, we assume risk from our policyholders. Our long-term strategy includes using above-average operational leverage, measured as the ratio of NPW to our equity or statutory surplus. We balance and mitigate our operational leverage risk with several risk management strategies within our insurance operations to achieve a balance of growth and profit, including an underwriting risk appetite focused on small-to-medium-sized accounts. We do this by using significant reinsurance, a disciplined reserving approach, and a conservative investment philosophy. These strategies have inherent limitations. We cannot be certain that an event or series of unanticipated events will not occur and result in losses greater than we expect. Given our higher-than-industry average operating leverage, an event or series of unanticipated events could have a more material adverse effect on our results of operations, liquidity, financial condition, financial strength, and debt ratings compared to our industry.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is a 315,000 square foot building on an owned 56-acre site zoned for office and professional use in Branchville, New Jersey. We lease all our other operating facilities from unrelated parties. The principal office locations of our insurance operations are listed in the "Geographic Markets" section of Item 1. "Business." of this Form 10-K. Our Investments operations are principally located in leased space in Farmington, Connecticut. Our facilities provide adequate space for our present needs and, if additional space is needed, should be available on reasonable terms.

Item 3. Legal Proceedings.

We are routinely engaged in legal proceedings incidental to our insurance operations that have inherently unpredictable outcomes and could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Item 1A. "Risk Factors." and Note 21. "Litigation" included in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. As of December 31, 2022, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SIGI."

(b) Holders
We had 2,872 common stockholders of record as of January 31, 2023, according to our transfer agent's records.

(c) Dividends
Dividends on shares of our common stock are declared and paid at the discretion of the Board of Directors (the "Board") based on our results of operations, financial condition, capital requirements, contractual restrictions, and other relevant factors. We expect to continue to pay quarterly cash dividends on shares of our common stock in the future.

On November 2, 2022, the Board approved a 7% increase in our common stock dividend to $0.30 per share. In addition, on February 2, 2023, the Board declared a $0.30 per share quarterly cash dividend on common stock that is payable March 1, 2023, to stockholders of record as of February 15, 2023.

(d) Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock authorized for issuance under equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity compensation plans approved by security holders	—	$—	5,142,946
1Includes 1,116,863 shares available for issuance under our Employee Stock Purchase Plan (2021); 1,551,498 shares available for issuance under the Stock Purchase Plan for Independent Insurance Agencies; and 2,474,585 shares for issuance under the Selective Insurance Group, Inc. 2014 Omnibus Stock Plan ("Stock Plan"). Future grants under the Stock Plan can be made, among other things, as stock options, restricted stock units, or restricted stock.

(e) Performance Graph
The following chart, produced by Research Data Group, Inc., depicts our performance for the period beginning December 31, 2017, and ending December 31, 2022, comparing total stockholder return on our common stock to the total return of (i) the NASDAQ Composite Index and (ii) a select group of peer companies comprised of NASDAQ-listed companies in SIC Code 6330-6339, Fire, Marine, and Casualty Insurance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Selective Insurance Group, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Selective Insurance Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

We have not incorporated this performance graph into any other filings we have made with the SEC. Unless we otherwise specifically state, it will not be incorporated by reference into any future SEC filings. This performance graph shall not be deemed "soliciting material" or be "filed" with the SEC unless we specifically request so or incorporate it by reference in any SEC filings we make.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our common stock in the fourth quarter of 2022:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs[2]
October 1 – 31, 2022	686	$91.01	—	84.2
November 1 – 30, 2022	294	93.17	—	84.2
December 1 – 31, 2022	1,894	91.25	—	84.2
Total	2,874	$91.39	—	$84.2
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Annual Report on Form 10-K, including information incorporated by reference, are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. These statements relate to our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or industry actual results, activity levels, or performance to materially differ from those expressed or implied by the forward-looking statements. In some cases, forward-looking statements include the words “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions, and we can give no assurance that such expectations will prove correct. We undertake no obligation, other than as federal securities laws may require, to publicly update or revise any forward-looking statements for any reason.

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

The following is Management's Discussion and Analysis ("MD&A") of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. The MD&A discusses and analyzes our 2022 results compared to 2021. Investors should read the MD&A in conjunction with Item 8. "Financial Statements and Supplementary Data." of this Form 10-K. For discussion and analysis of our 2021 results compared to 2020, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the MD&A, we discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for Years Ended December 31, 2022, 2021, and 2020;
•Results of Operations and Related Information by Segment;
•Federal Income Taxes; and
•Liquidity and Capital Resources.

Critical Accounting Policies and Estimates
We have identified the policies and estimates critical to our business operations and the understanding of our results of operations. The policies and estimates we considered most critical to the preparation of the Financial Statements involved (i) reserves for loss and loss expense, (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities, and (iii) reinsurance.

Reserves for Loss and Loss Expense
Significant time can elapse between the occurrence of an insured loss, the reporting of the claim to us, and the final settlement and payment of the claim. To recognize liabilities for unpaid loss and loss expense, insurers establish reserves as balance sheet liabilities. The following tables provide case and incurred but not reported (“IBNR”) reserves for loss and loss expenses, and reinsurance recoverable on unpaid loss and loss expense as of December 31, 2022 and 2021:

As of December 31, 2022
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$358,967	1,624,148	1,983,115	246,736	1,736,379
Workers compensation	347,992	694,777	1,042,769	199,057	843,712
Commercial automobile	299,444	578,283	877,727	14,271	863,456
Businessowners' policies	43,456	89,429	132,885	19,277	113,608
Commercial property	81,377	133,523	214,900	81,970	132,930
Other	11,030	12,576	23,606	4,443	19,163
Total Standard Commercial Lines	1,142,266	3,132,736	4,275,002	565,754	3,709,248

Personal automobile	61,499	79,060	140,559	36,529	104,030
Homeowners	13,237	42,051	55,288	7,124	48,164
Other[1]	111,355	33,100	144,455	132,525	11,930
Total Standard Personal Lines	186,091	154,211	340,302	176,178	164,124

E&S casualty lines[2]	88,965	416,299	505,264	11,397	493,867
E&S property lines[3]	9,303	14,950	24,253	4,184	20,069
Total E&S Lines	98,268	431,249	529,517	15,581	513,936

Total	$1,426,625	3,718,196	5,144,821	757,513	4,387,308
1Includes our flood loss exposure related to our participation in the NFIP's WYO program, to which we cede 100% of our flood losses.
2Includes general liability (96% of net reserves) and commercial auto liability coverages (4% of net reserves).
3Includes commercial property (90% of net reserves) and commercial auto property coverages (10% of net reserves).

December 31, 2021
	Loss and Loss Expense Reserves
($ in thousands)	Case Reserves	IBNR Reserves	Total	Reinsurance Recoverable on Unpaid Loss and Loss Expense	Net Reserves
General liability	$345,996	1,427,326	1,773,322	213,253	1,560,069
Workers compensation	351,705	700,304	1,052,009	196,670	855,339
Commercial automobile	271,729	476,176	747,905	15,480	732,425
Businessowners' policies	41,603	67,786	109,389	6,828	102,561
Commercial property	76,406	46,975	123,381	22,277	101,104
Other	3,671	22,474	26,145	2,136	24,009
Total Standard Commercial Lines	1,091,110	2,741,041	3,832,151	456,644	3,375,507

Personal automobile	60,871	82,468	143,339	40,941	102,398
Homeowners	13,709	35,602	49,311	2,392	46,919
Other[1]	44,301	33,115	77,416	64,975	12,441
Total Standard Personal Lines	118,881	151,185	270,066	108,308	161,758

E&S casualty lines[2]	94,839	361,875	456,714	11,672	445,042
E&S property lines[3]	9,080	12,892	21,972	2,017	19,955
E&S Lines	103,919	374,767	478,686	13,689	464,997

Total	$1,313,910	3,266,993	4,580,903	578,641	4,002,262
1Includes our flood loss exposure relates to our participation in the NFIP's WYO program, to which we cede 100% of our flood losses.
2Includes general liability (95% of net reserves) and commercial auto liability coverages (5% of net reserves).
3Includes commercial property (91% of net reserves) and commercial auto property coverages (9% of net reserves).

The Insurance Subsidiaries' net loss and loss expense reserves duration was approximately 3.1 years at December 31, 2022, down from 3.5 years at December 31, 2021.

How reserves are established
Reserves for loss and loss expense include case reserves on reported claims and IBNR reserves.  Case reserves are estimated on each individual claim based on claim-specific facts and circumstances known at the time.  Case reserves may be adjusted up or down as the claim's specific facts and circumstances change. IBNR reserves are established at more aggregated levels, and they include provisions for (i) claims not yet reported, (ii) future development on reported claims, (iii) closed claims that could reopen in the future, and (iv) anticipated salvage and subrogation recoveries.

Our thorough reserving process relies on quarterly internal reserve reviews, based on our own loss experience, with consideration given to various internal and external factors. Changes in claim dynamics may inherently change paid and reported development patterns. While the selections in our reserve analyses aim to account for these impacts, there remains an increased risk of variability in the estimated reserves. In addition to our internal reserve reviews, we have an external consulting actuary perform an independent review of our reserves semi-annually. We do not rely on the external consulting actuary's report to determine our recorded reserves; however, we review and discuss with the consulting actuary our respective observations regarding trends, key assumptions, and actuarial methodologies. While not required, our independent consulting actuary issues the annual statutory Statements of Actuarial Opinion for our Insurance Subsidiaries. For additional information on our accounting policy for reserves for loss and loss expense, refer to Note. 2. “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Range of Reasonable Reserve Estimates
We have estimated a range of reasonable reserve estimates for net loss and loss expense of $3,920 million to $4,662 million at December 31, 2022. This range reflects low and high reasonable reserve estimates determined by judgmentally adjusting the methods, factors, and assumptions selected within the internal reserve review. This approach produces a range of reasonable reserve estimates, and does not represent a distribution of all possible outcomes. Therefore, the final outcomes may be greater than or less than these amounts.

The range of reasonable reserve estimates increased as of December 31, 2022, relative to December 31, 2021. This increase primarily relates to the growth in reserves commensurate with our growth in net premiums earned ("NPE").

Changes in Reserve Estimates (Loss Development)
Our quarterly reserving process may lead to changes in the recorded reserves for prior accident years, referred to as favorable or unfavorable prior year loss and loss expense development. In 2022, we experienced net favorable prior year loss development of $78.9 million, compared to $82.9 million in 2021 and $72.9 million in 2020. The following table summarizes prior year development by line of business:

(Favorable)/Unfavorable Prior Year Loss and Loss Expense Development
($ in millions)	2022	2021	2020
General liability	$(5.0)	(29.0)	(35.0)
Commercial automobile	22.5	13.3	7.1
Workers compensation	(70.0)	(58.0)	(60.0)
Businessowners' policies	(7.3)	(0.4)	3.9
Commercial property	(1.6)	(2.6)	9.2
Bonds	(10.0)	—	—
Homeowners	(0.6)	1.8	7.7
Personal automobile	0.5	(0.2)	(1.8)
E&S casualty lines	(5.0)	(7.0)	—
E&S property lines	(2.5)	(0.8)	(4.0)
Other	0.1	—	—
Total	$(78.9)	(82.9)	(72.9)

A detailed discussion of recent reserve development by line of business follows.

Standard Market General Liability Line of Business
At December 31, 2022, our general liability line of business had recorded reserves, net of reinsurance, of $1.7 billion, representing 40% of our total net reserves. In 2022, this line experienced favorable development of $5.0 million, attributable to favorable inception-to-date claim frequencies in accident years 2020 and 2021. In 2021, this line experienced favorable development of $29.0 million, attributable to improved loss severities in accident years 2018 and prior.

By its nature, general liability presents a diverse set of exposures. Losses and loss trends are influenced by various factors, including legislative enactments, judicial decisions, and economic and social inflation. Economic inflation directly impacts our claims severities by increasing the costs of raw materials, medical procedures, and labor. Social inflation may impact both the frequency and severity of claims by affecting (i) the propensity for a claimant to file a claim, (ii) the percentage of claimants who engage lawyers, and (iii) the nature of judicial verdicts and amount of the associated awards, which influence settlement values going forward. We monitor claim litigation rates regularly and have observed modest increases in the percentage of claims with attorney involvement in recent periods. This trend and the impact of previous court closures are affecting the time to settle claims.

We have exposure to abuse or molestation claims, mainly through insurance policies that we (i) underwrite through our Community and Public Services ("CAPS") strategic business unit, and (ii) issue to schools, religious institutions, day-care facilities, and other social services. These customers within our CAPS business unit represented approximately 10% of our total Standard Commercial Lines NPW in both 2022 and 2021. Through 2017, our exposure to abuse or molestation risk increased, reflective of our CAPS book's growth. In 2018, we implemented more stringent underwriting eligibility guidelines and partnered with a third party to better assess exposure and enhance loss control measures. In 2019, we filed and approved significant rate increases for this exposure. We continue to monitor each jurisdiction's statute of limitations to ensure our rate level accounts for the changing exposure as best we reasonably can. While these underwriting and pricing actions have been necessary to ensure the profitability of the portfolio going forward, they have limited our CAPS growth in recent years.

We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows for abuse or molestation claims and lawsuits to be filed that statutes of limitations previously barred. Consequently, we may receive claims decades after the alleged acts occurred that will involve complex claims coverage determinations, potential litigation, higher defense costs, and potentially the need to collect from reinsurers under older reinsurance agreements. Our claims and actuarial departments actively monitor these claims to identify changes in frequency or severity and any emerging or shifting trends. While this should help us better understand this rapidly evolving exposure, the ultimate impact of social, political, and legal trends remains highly uncertain, and may significantly impact the ultimate settlement values for these claims.

Standard Market Workers Compensation Line of Business
At December 31, 2022, our workers compensation line of business had recorded reserves, net of reinsurance, of $844 million, representing 19% of our total net reserves. During 2022, this line experienced favorable reserve development of $70.0 million, due to favorable inception-to-date claim frequencies in accident year 2020, and improved loss severities in accident years 2020 and prior. Similarly, this line experienced favorable reserve development during 2021 of $58.0 million, driven by accident years 2019 and prior. During both 2022 and 2021, the lower loss emergence than expected was partly due to: (i) medical inflation that was lower than originally anticipated; and (ii) various claims initiatives we have implemented. Because of the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development over an extended number of accident years.
A variety of issues can impact the workers compensation line of business, such as:

Unexpected changes in medical cost inflation – The industry is currently experiencing a period of lower medical claim cost inflation. However, alongside elevated inflation as measured by the Consumer Price Index, medical costs are also beginning to rise, though to a lesser degree. Changes in our historical workers compensation medical costs, along with potential changes in future medical inflation, can create additional variability in our reserves;

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

Standard Market Commercial Automobile Line of Business
At December 31, 2022, our commercial automobile line of business had recorded reserves, net of reinsurance, of $863 million, which represented 20% of our total net reserves. In 2022, this line experienced unfavorable prior year reserve development of $22.5 million, driven by increased severities in the 2021 accident year. In 2021, this line experienced unfavorable prior year reserve development of $13.3 million, driven by higher loss severities in accident years 2016 through 2019.

For both us and the industry, the commercial automobile line has experienced unfavorable trends in recent years. Pre-pandemic, increased frequencies were likely due to increased miles driven related to lower unemployment, poor road quality, and an increase in distracted driving. The pandemic and the governmental "stay-at-home" orders issued in early 2020 dramatically reduced miles driven and road traffic, significantly reducing claims frequency in 2020. At the same time, along with industry reporting of dramatic increases in risky driving behaviors, such as speeding, distracted driving, and driving while under the influence, traffic deaths per mile driven increased significantly. As miles driven increased in 2021 and 2022, fatality rates per mile driven have somewhat tempered, but remain well above pre-pandemic levels. This, along with the impacts of social inflation, continue to put pressure on claim severities in this line. As of the end of 2022, frequencies remained somewhat below pre-pandemic levels due to shifts in commuting patterns and fewer low-speed crashes.

Increasing property damage and physical damage severities relate to (i) elevated repair costs for increasingly complex vehicles that incorporate more technology, (ii) longer periods of rental reimbursement costs for claims, and (iii) recent inflationary impacts and disruptions to the supply chain. Continued complications in the supply chain, including labor shortages, increase the risk of longer-term elevated economic inflation.

Over the last several years, we have taken actions to improve the profitability of this line of business, including:

•Taking meaningful rate and underwriting actions on our renewal portfolio. We continue to leverage our predictive modeling and analytical capabilities that provide guidance and automatic retrieval of relevant public information on existing and potential policyholders to provide more granular insights about where we should focus our actions.
•Reducing premium leakage by improving the quality of our rating information, including validating application information with third-party data and obtaining more detailed vehicle usage information.
•Aggressively managing new business pricing and hazard mix while deploying co-underwriting by our regional underwriters and corporate underwriting teams' subject matter experts for selected higher hazard classes to improve risk-driver recognition and exposure-based pricing.

Standard Market Personal Automobile Line of Business
At December 31, 2022, our personal automobile line of business had recorded reserves, net of reinsurance, of $104 million, which represented 2% of our total net reserves. In 2022, this line experienced unfavorable prior year reserve development of $0.5 million. In 2021, this line experienced favorable prior year reserve development of $0.2 million.

Some of the same issues affecting the commercial automobile line are affecting this line. The COVID-19-related reduction in frequencies was even more pronounced than in the commercial automobile line. As with the commercial automobile line, these frequencies significantly rebounded in 2021 and 2022, yet remain less than pre-pandemic levels. This line has a similar potential for increasing average severities like the commercial automobile line. In addition to the COVID-19-related temporary impacts, the underlying trends of increased vehicle repair costs and poor road quality are likely causes of rising severities, exacerbated by riskier driving behaviors, including distracted driving trends. We continue to recalibrate our predictive models and refine our underwriting and pricing approaches. While we believe these underwriting and pricing changes will ultimately lead to improved profitability and greater stability, the resulting changes to our exposure profile may impact paid and reported development patterns, thereby increasing the uncertainty in the reserves in the near term.

E&S Casualty Lines of Business
At December 31, 2022, our E&S casualty lines of business had recorded reserves, net of reinsurance, of $494 million, representing 11% of our total net reserves. Our E&S casualty lines results have improved over recent years. In 2022, this line experienced favorable prior year reserve development of $5.0 million, primarily attributable to favorable inception-to-date claim frequencies and lower loss severities in accident years 2020 and 2021. In 2021, this line experienced favorable prior year reserve development of $7.0 million, primarily attributable to lower loss severities in accident years 2016 and prior.

Some of the risk factors for the general liability line also affect the E&S casualty lines. These include (i) economic inflation, such as materials and labor costs; and (ii) social trends, such as increased attorney involvement.

The E&S casualty lines also are impacted by operational changes we have made to improve the portfolio's performance. Prior to 2022, our underwriting operations have substantially exited several targeted business classes that have historically produced volatile results, including commercial automobile liability, liquor liability, and snow removal. In addition, we have shifted more of our sales towards middle market business without materially increasing the overall risk profile of the portfolio.

Recent E&S casualty claims actions have created further casualty improvements:

•We created a dedicated E&S claims team in our corporate claims function, bringing greater expertise and consistency to E&S claims handling.
•We segregated “litigated,” “non-litigated,” and "high exposure" claims, with separate specialized teams for each.
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

Other impacts creating additional loss and loss expense reserve uncertainty

Claims Initiative Impacts
Consistent with our strategic imperative to optimize operational effectiveness and efficiency, our Claims Department continually identifies areas for improvement and efficiency to increase our value proposition to policyholders. These improvements may lead to claims practice changes that affect average case reserve levels and claims settlement rates, which directly impact the data used to project ultimate loss and loss expense. While these changes may increase uncertainty in our estimates in the short term, we expect refined management of the claims process to be the longer-term benefit.

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

Unanticipated Changes in Inflation
United States ("U.S.") monetary policy and global economic conditions bring additional uncertainty related to inflationary trends. Changes in inflation affect the ultimate settlement costs for many of our lines of business, with the greatest reserve impact on the longer-tailed lines, such as general liability and workers compensation. Therefore, uncertainty about future inflation or deflation creates the potential for additional reserve variability in these lines of business.

Sensitivity analysis: Potential impact on reserve estimates due to changes in key assumptions
Our process to establish reserves includes a variety of key assumptions, such as:
•The selection of loss and loss expense development factors;
•The weight to be applied to each individual actuarial projection method;
•Projected future loss trends; and
•Expected claim frequencies, severities, and ultimate loss and loss expense ratios for the current accident year.

The importance of any single assumption depends on several considerations, such as line of business and accident year. If the actual experience emerges differently than the assumptions underlying the reserve process, changes in our reserve estimates are possible that may be material to the results of operations in future periods. Below are sensitivity tests highlighting potential impacts to loss and loss expense reserves for the major casualty lines of business under different scenarios. These tests consider each assumption and line of business individually, without any consideration of correlation between lines of business and accident years. Therefore, the results do not constitute an actuarial range. While the figures represent possible impacts from variations in certain key assumptions, there is no assurance that future loss and loss expense emergence will be consistent with either our current or alternative sets of assumptions.

While the sources of reserve variability are generated by different internal and external trends and operational changes, they ultimately manifest themselves as changes in the expected loss and loss expense development patterns. These patterns are a key assumption in the reserving process. In addition, the current accident year expected loss and loss expense ratios are a key assumption. These ratios are developed through a rigorous process of projecting recent accident years' experience to an ultimate settlement basis. Then they are adjusted to the current accident year's pricing and loss cost levels. The impact from underwriting portfolio and claims handling practice changes are also quantified and reflected where appropriate. As with all estimates, the ultimate loss and loss expense ratios may differ from those currently estimated.

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

Reserve Impacts of Changes to Expected Loss and Loss Expense Reporting Patterns
($ in millions)	Percentage Decrease/Increase	(Decrease) to Future Calendar Year Reported	Increase to Future Calendar Year Reported
General liability	10%	$(180)	$180
Workers compensation	18	(105)	105
Commercial automobile liability	15	(115)	115
Personal automobile liability	15	(10)	10
E&S casualty lines	10	(50)	50

Reserve Impacts of Changes to Current Year Expected Ultimate Loss and Loss Expense Ratios
($ in millions)	Percentage Decrease/Increase		(Decrease) to Current Accident Year Expected Loss and Loss Expense Ratio	Increase to Current Accident Year Expected Loss and Loss Expense Ratio
General liability	10	pts	$(90)	$90
Workers compensation	10		(35)	35
Commercial automobile liability	10		(60)	60
Personal automobile liability	10		(10)	10
E&S casualty lines	10		(25)	25

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

Asbestos and Environmental Reserves
Our general liability, excess liability, businessowners' policies, and homeowners reserves include exposure to asbestos and environmental claims. The emergence of these claims occurs over an extended period and can be unpredictable. The total recorded net loss and loss expense reserves for these claims were $20.3 million as of December 31, 2022 and $21.1 million as of December 31, 2021, with asbestos claims constituting approximately 23% of these reserves in both years.

Environmental claims have arisen primarily from insured landfill exposures in municipal government and small non-manufacturing commercial risk, as well as leaking underground storage tanks within our homeowners policies. Asbestos claims have arisen primarily from policies issued to various distributors of asbestos-containing products, such as electrical and plumbing materials. We handle our asbestos and environmental claims in a centralized and specialized asbestos and environmental claim unit. That unit establishes case reserves on individual claims based on the facts and circumstances known at a given point in time, which are supplemented by IBNR reserves.

Estimating IBNR reserves for asbestos and environmental claims is difficult because these claims have delayed and inconsistent reporting patterns. In addition, there are significant uncertainties associated with estimating critical reserve assumptions, such as average clean-up costs, third-party costs, potentially responsible party shares, allocation of damages, litigation and coverage costs, and potential state and federal legislative changes. Limiting our exposure to asbestos and environmental claims are (i) the fuel oil system exclusion on our New Jersey homeowners policies that we introduced in 2007, and (ii) the Insurance Services Office, Inc.'s Total Pollution Exclusion that was introduced in the mid-1980s. Prior to the mid-1980s, we primarily wrote Standard Personal Lines, which has also limited our exposure to asbestos and environmental claims.

Other Latent Exposures
We also have other latent and continuous trigger exposures in our ongoing portfolio. Examples include claims for construction defect and abuse or molestation, for which states have increased and expanded the statute of limitations. We manage our exposure to these liabilities through our underwriting and claims practices, and a dedicated claims unit, similar to our handling of asbestos and environmental claims. The impact of social, political, and legal trends on these claims remains highly uncertain, so our related loss and loss expense reserves remain highly uncertain. These exposures remain in our ongoing portfolio, and as such, are reserved in aggregate, with other exposures within the line of business reserves.

Investment Valuation and the Allowance for Credit Losses on AFS Fixed Income Securities

Investment Valuation
Accounting guidance defines the fair value of our investment portfolio as the exit price, or the amount that would be (i) received to sell an asset, or (ii) paid to transfer a liability in an orderly transaction between market participants. When determining an exit price, we must rely on observable market data, if available. Most securities in our equity portfolio have readily determinable fair values and are recorded at fair value with changes in unrealized gains or losses recognized through income. Our AFS fixed income securities portfolio is recorded at fair value, and the related unrealized gains or losses are reflected in stockholders' equity, net of tax. For our AFS fixed income securities portfolios, fair value is a key factor in the measurement of (i) losses on securities for which we have the intent to sell, and (ii) changes in the allowance for credit losses.

The fair value of approximately 93% of our investments measured at fair value are classified as either Level 1 or Level 2 in the fair value hierarchy and are priced using observable inputs for identical or similar assets. About 7% are classified as either (i) Level 3 and are based on unobservable market inputs because the related securities are not traded on a public market, or (ii) not leveled because the related securities are measured at fair value using net asset value per share (or its practical expedient). For additional information, refer to the following within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K: (i) item (d) of Note 2. "Summary of Significant Accounting Policies" regarding descriptions of the levels within the fair value hierarchy and the valuation techniques used for our Level 3 securities, and (ii) Note 7. "Fair Value Measurements" for additional information on the unobservable inputs in our securities measured using Level 3 inputs.

Allowance for Credit Losses on AFS Fixed Income Securities
When fixed income securities are in an unrealized loss position and we do not intend to sell them, we record an allowance for credit losses for the portion of the unrealized loss related to an expected credit loss. We estimate expected credit losses on these securities by performing a risk-adjusted discounted cash flow (“DCF”). The allowance for credit losses is the excess of amortized cost over the greater of (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The allowance for credit losses cannot exceed the unrealized loss, and therefore it may fluctuate with changes in the security's fair value. We also consider the need to record losses on securities in an unrealized loss position for which we have the intent to sell.

We analyze unrealized losses for credit loss in accordance with our existing accounting policy, which includes performing DCF analyses on securities at the lot level and analyzing these DCFs using various economic scenarios. In performing these DCF analyses, we calculate the present value of future cash flows using various models specific to the major security types in our portfolio. These models use security-specific information and forecasted macroeconomic data to determine possible expected credit loss scenarios based on projected changes in the economy. The models contain forecasted economic data from the Federal Reserve Board’s annual supervisory stress test review on certain large banks and financial institutions. We also have the ability to incorporate internally-developed forecast information into the models as we deem appropriate. In developing our best estimate of the allowance for credit losses, we consider our outlook as to the probability of the various scenarios occurring.

Based on these analyses, we recorded an allowance for credit losses of $45.7 million in 2022, and $9.7 million in 2021, on our AFS fixed income securities portfolio. After considering the allowance for credit losses, the remaining unrealized losses on this portfolio were $537.2 million in 2022 and $17.4 million in 2021. The increase in 2022 compared to 2021 was driven by an increase in benchmark U.S. Treasury rates and a widening of credit spreads, with the increase in interest rates having the most significant impact. If the security-specific and macroeconomic assumptions in our DCF analyses or our outlook as to the occurrence probability of our DCF model scenarios were to change, our allowance for credit losses and the resulting credit loss expense or benefit will negatively or positively impact our results of operations. Factors considered in determining the allowance for credit losses require significant judgment, including our evaluation of the security's projected cash flow stream.

For additional information regarding our allowance for credit losses on AFS fixed income securities, see item (c) of Note 2. "Summary of Significant Accounting Policies" and item (i) of Note 5. "Investments" within Item 8. "Financial Statements and Supplementary Data." of this Form 10-K, respectively.

Reinsurance
Reinsurance recoverables on paid and unpaid loss and loss expense represent our estimates of the amounts we will recover from reinsurers. Each reinsurance contract is analyzed to ensure that sufficient risk is transferred to record the transactions appropriately as reinsurance in the Financial Statements. Amounts recovered from reinsurers are recognized as assets contemporaneously and in a manner consistent with the paid and unpaid losses associated with the reinsured policies. An allowance for credit losses on our reinsurance recoverable balance is recorded based on an evaluation of balances due from reinsurers and other available information, including collateral we hold under the terms and conditions of the underlying agreements. Reinsurers often purchase and rely on their own retrocessional reinsurance programs to manage their capital position and improve their financial strength ratings. Details about retrocessional reinsurance programs are not always transparent, making it difficult to assess our reinsurers' exposure to counterparty credit risk. Our reinsurer's credit quality is also impacted by other factors, such as their reserve adequacy, investment portfolio, regulatory capital position, catastrophe aggregations, and risk management expertise. In addition, contractual language interpretations and willingness to pay valid claims can impact our allowance for estimated uncollectible reinsurance. Our allowance for estimated uncollectible reinsurance was $1.6 million at both December 31, 2022, and December 31, 2021. We continually monitor developments that may impact recoverability from our reinsurers, for which we have contractual remedies if necessary. For further information regarding reinsurance, see the “Reinsurance” section below in "Results of Operations and Related Information by Segment" and Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Financial Highlights of Results for Years Ended December 31, 2022, 2021, and 2020[1]

				2022			2021
($ in thousands, except per share amounts)	2022		2021	vs. 2021		2020	vs. 2020
Financial Data:
Revenues	$3,558,062		3,379,164	5%		$2,922,274	16%
After-tax net investment income	232,199		263,000	(12)		184,612	42
After-tax underwriting income	131,774		172,688	(24)		107,716	60
Net income before federal income tax	280,186		505,310	(45)		302,988	67
Net income	224,886		403,837	(44)		246,355	64
Net income available to common stockholders	215,686		394,484	(45)		246,355	60

Key Metrics:
Combined ratio	95.1%		92.8	2.3	pts	94.9%	(2.1)	pts
Invested assets per dollar of common stockholders' equity	$3.37		2.88	17%		$2.96	(3)%
Total return on investments	2.9%		3.4	(0.5)	pts	2.6%	0.8	pts
Return on average common equity ("ROE")	8.8		14.8	(6.0)		10.4	4.4
Net premiums written to statutory surplus ratio	1.44	x	1.33	0.11		1.30	0.03

Per Common Share Amounts:
Diluted net income per share	$3.54		6.50	(46)%		$4.09	59%
Book value per share	38.57		46.24	(17)		42.38	9
Dividends declared per share to common stockholders	1.14		1.03	11		0.94	10

Non-GAAP Information:
Non-GAAP operating income[2]	$306,384		380,580	(19)%		$249,686	52%
Non-GAAP operating income per diluted common share[2]	5.03		6.27	(20)		4.15	51
Non-GAAP operating ROE[2]	12.4%		14.3	(1.9)	pts	10.5%	3.8	pts
Adjusted book value per common share[2]	$45.49		43.23	5%		$37.29	16%
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income
($ in thousands)	2022	2021	2020
Net income available to common stockholders	$215,686	394,484	246,355
Net realized and unrealized investment losses (gains) included in net income, before tax	114,808	(17,599)	4,217
Tax on reconciling items	(24,110)	3,695	(886)
Non-GAAP operating income	$306,384	380,580	249,686

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	2022	2021	2020
Net income available to common stockholders per diluted common share	$3.54	6.50	4.09
Net realized and unrealized investment losses (gains) included in net income, before tax	1.89	(0.29)	0.07
Tax on reconciling items	(0.40)	0.06	(0.01)
Non-GAAP operating income per diluted common share	$5.03	6.27	4.15

Reconciliation of ROE to non-GAAP operating ROE	2022	2021	2020
ROE	8.8%	14.8	10.4
Net realized and unrealized investment losses (gains) included in net income, before tax	4.7	(0.7)	0.2
Tax on reconciling items	(1.1)	0.2	(0.1)
Non-GAAP operating ROE	12.4%	14.3	10.5

Reconciliation of book value per common share to adjusted book value per common share	2022	2021	2020
Book value per common share	38.57	46.24	42.38
Total unrealized investment losses (gains) included in accumulated other comprehensive (loss) income, before tax	8.75	(3.80)	(6.45)
Tax on reconciling items	(1.83)	0.79	1.36
Adjusted book value per common share	$45.49	43.23	37.29

The components of our ROE and non-GAAP operating ROE are as follows:

ROE Components			2022			2021
	2022	2021	vs. 2021		2020	vs. 2020
Standard Commercial Lines segment	4.6%	5.9	(1.3)	pts	5.1	0.8	pts
Standard Personal Lines segment	(0.2)	0.1	(0.3)		(0.5)	0.6
E&S Lines segment	1.0	0.5	0.5		—	0.5
Total insurance operations	5.4	6.5	(1.1)		4.6	1.9

Net investment income	9.4	9.9	(0.5)		7.8	2.1
Net realized and unrealized investment (losses) gains	(3.6)	0.5	(4.1)		(0.1)	0.6
Total investments segment	5.8	10.4	(4.6)		7.7	2.7

Other	(2.4)	(2.1)	(0.3)		(1.9)	(0.2)

ROE	8.8	14.8	(6.0)		10.4	4.4
Net realized and unrealized investment losses (gains), after tax	3.6	(0.5)	4.1		0.1	(0.6)
Non-GAAP operating ROE	12.4%	14.3	(1.9)		10.5	3.8

In 2022, we generated our ninth consecutive year of double-digit non-GAAP operating ROEs, with a 12.4% non-GAAP operating ROE, which was above our full-year 2022 target of 11%, but below our 2021 non-GAAP operating ROE of 14.3%. This was a significant achievement in a year with elevated net catastrophe losses, capital market volatility, and higher loss cost trends driven by elevated inflation, among other factors. Our results reflect the success of our underwriting discipline and profitable growth strategies.

The 1.9-point decrease in non-GAAP operating ROE in 2022 compared to 2021 was primarily driven by a reduction in after-tax underwriting and investment income. After-tax underwriting income decreased $40.9 million, or 1.1 ROE points, in 2022 compared to 2021, primarily from increased non-catastrophe property loss and loss expenses. The higher non-catastrophe property loss and loss expenses were mainly due to the higher inflationary environment that resulted in an increase in the cost of materials and labor associated with repairs.

While net catastrophe losses were down slightly in 2022 compared to 2021, these losses included a significant impact from Winter Storm Elliott. This storm, which occurred in late-December 2022, impacted 37 states, 26 of which are in our Standard Commercial Lines footprint. We recorded $135.0 million of gross losses, or $46.1 million net of reinsurance. In addition, we incurred $11.7 million in reinstatement premium, resulting in a total impact of $57.8 million, pre-tax, or 1.9 ROE points and $0.75 per diluted common share.

After-tax net investment income decreased $30.8 million, or 0.5 ROE points, in 2022 compared to 2021, from lower after-tax alternative investment income in 2022. Partially offsetting this decrease was an increase in income earned on fixed income securities, which benefited from higher new purchase yields in 2022 as a result of the rapid rise in benchmark U.S. Treasury rates and slightly wider credit spreads.

In addition, our ROE was reduced by the impact of net realized and unrealized investment gains and losses, which was 3.6 ROE points in 2022. Net realized and unrealized investment losses in 2022 compared to net realized and unrealized investment gains in 2021 drove the reduction in our ROE. The increase in net realized and unrealized losses resulted from (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities to increase the book yield of our fixed income portfolio due to increasing new purchase yields, resulting in realized losses, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Outlook
For 2023, we established a non-GAAP operating ROE target of 12%. Our 2023 target is based on (i) our current estimated weighted average cost of capital ("WACC"), (ii) an approximate 400 basis point spread over our estimated WACC, (iii) the current interest rate environment, and (iv) property and casualty insurance market conditions. Our 2023 12% non-GAAP operating ROE target sets a high bar for our financial performance, challenges us to perform at our best, and aligns our incentive compensation structure with shareholder interests.

In 2022, the elevated level of economic inflation, the significant increase in interest rates, and predictions of a recession in the near term, which led to a widening of credit spreads, have all contributed to lower investment valuations and significant financial market volatility. The higher interest rates, and to a lesser extent the widening of credit spreads, have reduced the fair value of our fixed income securities, which in turn has negatively impacted our stockholders' equity, which was down 15% in 2022. The higher economic inflation has also negatively impacted our property loss and loss expenses through increased severities in our short-tail property lines, which has reduced our underwriting income. Should these trends continue, and in the absence of taking enough rate and other underwriting actions, our underwriting profitability could be negatively impacted in the near term. We will continue to focus on underwriting improvements, proper insurance-to-value on our property exposures, and achieving written renewal pure price increases that meet or exceed expected loss trend. In 2022, we achieved Standard Commercial Lines renewal pure price increases of 5.4% and exposure growth of 4.0%. These rates were up from 2021, which experienced renewal pure price increases of 5.3% and exposure growth of 2.6%.

While higher interest rates, wider credit spreads, and financial market volatility have negatively impacted our investment valuations and certain key financial metrics, such as stockholders' equity and book value per common share, they have also provided us with the opportunity to invest our cash flows at significantly higher new purchase yields. Our pre-tax new purchase yields for fixed income securities averaged 4.5% in 2022, compared to 2.3% in 2021. The portfolio's net investment income also benefited from our 11% allocation to floating rate fixed income securities, which are primarily tied to 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). The 90-day LIBOR increased to 4.77% at December 31, 2022 from 0.21% at December 31, 2021. These floating securities have reset quarterly at higher rates, which combined with our higher new purchase yields for fixed income securities, contributed to higher net investment income from our fixed income securities. Partially offsetting the increase in net investment income from fixed income securities were lower returns from our allocation to alternative investments. We expect these dynamics to continue in 2023, and as such, are factored into our full-year 2023 after-tax net investment income expectations, as discussed below.

Our focus in 2023 will continue to be on several other foundational areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through the utilization of our enhanced small business platform;
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

As we look ahead to 2023, we believe the elevated level of economic inflation will persist and continue to negatively impact our short-tail property lines of business and may impact our general and administrative expenses. In addition, we expect reduced reinsurance capacity and higher demand for new and expanded reinsurance purchases by U.S. primary insurance companies will result in higher reinsurance prices in 2023 and less favorable terms and conditions for the industry, including us. We experienced reinsurance price increases at our January 1, 2023 renewals, as discussed in the "Reinsurance" section below. While these factors could negatively impact our 2023 combined ratio and underwriting profits, we believe we are well-positioned to navigate these challenges and expect to continue generating strong overall returns.

For 2023, our full-year guidance is as follows:

•A GAAP combined ratio of 96.5%, including net catastrophe losses of 4.5 points. Our combined ratio estimate assumes no prior year casualty reserve development;
•After-tax net investment income of $300 million that includes after-tax net investment income from our alternative investments of $30 million;
•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.0% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis, which assumes no share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines			2022 vs. 2021			2021 vs. 2020
($ in thousands)	2022	2021			2020
Insurance Operations Results:
Net premiums written ("NPW")	$3,573,590	3,189,713	12%		$2,773,092	15%
NPE	3,373,380	3,017,253	12		2,681,814	13
Less:
Loss and loss expense incurred	2,111,778	1,813,984	16		1,635,823	11
Net underwriting expenses incurred	1,089,942	979,537	11		905,830	8
Dividends to policyholders	4,858	5,140	(5)		3,812	35
Underwriting income	$166,802	218,592	(24)%		$136,349	60%
Combined Ratios:
Loss and loss expense ratio	62.7%	60.1	2.6	pts	61.0%	(0.9)	pts
Underwriting expense ratio	32.3	32.5	(0.2)		33.8	(1.3)
Dividends to policyholders ratio	0.1	0.2	(0.1)		0.1	0.1
Combined ratio	95.1	92.8	2.3		94.9	(2.1)

The 12% NPW growth in 2022 compared to 2021 reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

($ in millions)	2022	2021	2020
Direct new business premiums	$731.7	648.5	579.7
Renewal pure price increases on NPW	5.1%	4.9	4.3

Our NPW growth in 2022 also benefited from strong retention. In addition, increased economic activity and inflation in the U.S. resulted in our customers increasing their sales, payrolls, and exposure units, all of which favorably impacted our NPW.

The increase in NPE in 2022 compared to 2021 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 2.6 points in 2022 compared to 2021, primarily due to the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2022	$617.9	18.3	pts	$145.9	4.3	pts	22.6	1.6
2021	471.7	15.6		164.2	5.4		21.0	(2.3)
2020	410.0	15.3		215.4	8.0		23.3	4.4

Net catastrophe losses in 2022 were lower than losses in 2021 and 2020; however, 2022 did include gross losses from Winter Storm Elliott of $135.0 million, or net losses of approximately $46.1 million, or 1.6 points. This storm impacted 37 states, 26 of which are in our Standard Commercial Lines footprint, and primarily included property losses from damage to commercial businesses and personal homes. Including the impact of reinstatement premium of $11.7 million for this event, the total impact to the overall combined ratio was 1.7 points.

Net catastrophe losses of 5.4 points in 2021 were higher than our longer-term net catastrophe loss averages. Catastrophe losses in 2021 included gross losses of $53 million from Hurricane Ida, or net losses of approximately $41 million, or 1.4 points. The majority of the Hurricane Ida losses, which included meaningful property losses from damage to personal and commercial automobiles, occurred in New Jersey and the surrounding states.

Details of the prior year casualty reserve development were as follows:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2022	(86.0)	(2.5)	pts	0.2
2021	(81.0)	(2.7)		0.5
2020	(85.0)	(3.2)		(0.9)

(Favorable)/Unfavorable Prior Year Casualty Reserve Development
($ in millions)	2022		2021	2020
General liability	$(5.0)		(29.0)	(35.0)
Commercial automobile	15.0		15.0	10.0
Workers compensation	(70.0)		(58.0)	(60.0)
Businessowners' policies	(11.0)		(2.0)	—
Bonds	(10.0)		—	—
Total Standard Commercial Lines	(81.0)		(74.0)	(85.0)

Homeowners	—		—	—
Personal automobile	—		—	—
Total Standard Personal Lines	—		—	—

E&S	(5.0)		(7.0)	—

Total (favorable) prior year casualty reserve development	$(86.0)		(81.0)	(85.0)

(Favorable) impact on loss ratio	(2.5)	pts	(2.7)	(3.2)

In addition to the prior year casualty reserve development, current year casualty loss costs increased 0.7 points in 2022 compared to 2021, primarily driven by a higher estimated loss trend.

For additional qualitative discussion on prior year reserve development, current year casualty loss costs, and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Standard Commercial Lines Segment

			2022 vs. 2021			2021 vs. 2020
($ in thousands)	2022	2021			2020
Insurance Segments Results:
NPW	$2,901,984	2,593,018	12%		$2,230,636	16%
NPE	2,739,819	2,443,885	12		2,143,184	14
Less:
Loss and loss expense incurred	1,683,988	1,426,768	18		1,245,627	15
Net underwriting expenses incurred	907,277	813,381	12		742,014	10
Dividends to policyholders	4,858	5,140	(5)		3,812	35
Underwriting income	$143,696	198,596	(28)%		$151,731	31%
Combined Ratios:
Loss and loss expense ratio	61.5%	58.4	3.1	pts	58.1%	0.3	pts
Underwriting expense ratio	33.1	33.3	(0.2)		34.6	(1.3)
Dividends to policyholders ratio	0.2	0.2	—		0.2	—
Combined ratio	94.8	91.9	2.9		92.9	(1.0)

NPW growth of 12% in 2022 compared to 2021 reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth in 2022 benefited from exposure growth.

	For the Year Ended December 31,
($ in millions)	2022	2021
Direct new business premiums	$512.5	$469.9
Retention	85%	85
Renewal pure price increases on NPW	5.4	5.3

The increase in NPE in 2022 compared to 2021 resulted from the same impacts to NPW described above.

The 3.1-point increase in the loss and loss expense ratio in 2022 compared to 2021 was primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2022	$461.1	16.8	pts	$95.6	3.5	pts	20.3	2.1
2021	340.7	13.9		104.1	4.3		18.2	(1.1)

Our loss and loss expenses in 2022 compared to 2021 included (i) elevated non-catastrophe property loss and loss expenses, primarily due to increased severities resulting from inflationary pressures on labor and material costs, and (ii) lower net catastrophe losses, as discussed below and in the "Insurance Operations" section above.

Our 2022 catastrophe losses were impacted by 48 events designated as catastrophes by Property Claims Services ("PCS"), an internationally recognized authority on insured catastrophe property losses, including (i) several wind and thunderstorm events that occurred throughout the second quarter of 2022, and (ii) Winter Storm Elliott, a cross-country storm that impacted 26 of our footprint states in December 2022. Catastrophe losses in 2021 were impacted by 46 events that PCS designed as catastrophes, including two severe thunderstorms accompanied by wind and hail, Hurricane Ida, and a series of severe tornadoes.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2022	$(81.0)	(3.0)	pts	—
2021	(74.0)	(3.0)		1.0

For quantitative information on favorable prior year casualty reserve development by line of business, see the "Insurance Operations" section above. For qualitative information about the significant drivers of this development, see the line of business discussions below.

The loss and loss expense ratio increase in 2022 also included an increase in current year casualty loss costs of 0.9 points in 2022 compared to 2021, primarily driven by a higher estimated loss trend.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
($ in thousands)	2022	2021	2022 vs. 2021[1]		2020	2021 vs. 2020[1]
NPW	$958,121	859,284	12%		$716,119	20%
Direct new business	151,005	139,255	n/a		122,159	n/a
Retention	85%	85	n/a		85%	n/a
Renewal pure price increases	4.5	4.4	n/a		3.9	n/a
NPE	$902,428	807,158	12%		$694,019	16%
Underwriting income	104,517	123,450	(15)		103,262	20
Combined ratio	88.4%	84.7	3.7	pts	85.1%	(0.4)	pts
% of total Standard Commercial Lines NPW	33	33			32
1n/a: not applicable.

NPW growth of 12% in 2022 compared to 2021 benefited from exposure growth, strong retention, renewal pure price increases, and direct new business.

The combined ratio increased 3.7 points in 2022 compared to 2021, primarily driven by less favorable prior year casualty reserve development, as follows:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		(Favorable)/Unfavorable Year-Over-Year Change
2022	$(5.0)	(0.6)	pts	3.0
2021	(29.0)	(3.6)		1.4

The favorable prior year casualty reserve development in 2022 was primarily attributable to favorable inception-to-date claim frequencies in accident years 2021 and 2020. The 2021 favorable prior year casualty reserve development was primarily attributable to improved loss severities in accident years 2018 and prior.

The combined ratio increase in 2022 also included an increase in current year casualty loss costs of 1.1 points in 2022 compared to 2021, primarily driven by (i) higher estimated loss trend for this line, and (ii) an increase in ceded casualty reinstatement premium principally due to development on one large loss from the 2018 treaty year and two large losses from the 2020 treaty year. This line is exposed to changes in economic and social trends, including litigation propensity and outcomes, and changes in state laws, such as those that extend the statute of limitations or open windows for previously time-barred actions.

Commercial Automobile
			2022 vs. 2021[1]			2021 vs. 2020[1]
($ in thousands)	2022	2021			2020
NPW	$860,116	767,723	12%		$658,930	17%
Direct new business	125,129	115,088	n/a		112,893	n/a
Retention	86%	86	n/a		86%	n/a
Renewal pure price increases	8.1	8.3	n/a		8.1	n/a
NPE	$812,306	724,398	12%		$615,181	18%
Underwriting loss	(63,112)	(23,335)	(170)		(3,126)	(646)
Combined ratio	107.8%	103.2	4.6	pts	100.5%	2.7	pts
% of total Standard Commercial Lines NPW	30	30			30
1n/a: not applicable.

NPW growth of 12% in 2022 compared to 2021 benefited from renewal pure price increases, higher direct new business, and strong retention. NPW also benefited from 5% growth of in-force vehicle counts as of December 31, 2022, compared to December 31, 2021.

The combined ratio increased 4.6 points in 2022 compared to 2021, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/ Unfavorable Year-Over-Year Change
2022	$172.2	21.2	pts	$3.1	0.4	pts	21.6	2.9
2021	125.2	17.3		9.8	1.4		18.7	3.1

Loss and loss expenses in 2022 compared to 2021 experienced (i) lower net catastrophe losses, as discussed in the "Insurance Operations" section above, and (ii) elevated non-catastrophe property loss and loss expenses, primarily due to higher severities from inflationary and supply chain impacts that have increased labor, material, and replacement vehicle costs, as well as the duration of claims, which impacts vehicle rental days.

($ in millions)	Unfavorable Prior Year Casualty Reserve Development			(Favorable)/ Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2022	$15.0	1.8	pts	(0.3)
2021	15.0	2.1		0.5

The unfavorable prior year casualty reserve development in 2022 was primarily due to increased severities in the 2021 accident year. The 2021 unfavorable prior year casualty reserve development was primarily attributable to unfavorable reserve development on loss severities in accident years 2016 through 2019.

In addition, the combined ratio was impacted by a 1.9-point increase in current year casualty loss costs in 2022 compared to 2021, due to (i) an expected increase in claim frequencies from a more normalized amount of miles driven as COVID-19-related impacts continue to lessen, and (ii) increased loss severity expectations following the unfavorable development for the 2021 accident year.

This line of business remains an area of focus for us and most of the industry, as profitability challenges continue to generate combined ratios higher than targets. We will continue to actively seek price increases on this line and execute on targeted underwriting and claims actions to improve the mix of business and claim outcomes.

Commercial Property
				2022 vs. 2021[1]			2021 vs. 2020[1]
($ in thousands)	2022		2021		2020
NPW	$535,666		470,043	14%	$413,194		14%
Direct new business	118,470		108,418	n/a	94,697		n/a
Retention	84%		84	n/a	84%		n/a
Renewal pure price increases	6.2		6.0	n/a	4.6		n/a
NPE	$495,647		436,412	14%	$388,120		12%
Underwriting income (loss)	(7,015)		10,515	(167)	(21,296)		(149)
Combined ratio	101.4	pts	97.6	3.8	105.5	pts	(7.9)
% of total Standard Commercial Lines NPW	18		18		19
1n/a: not applicable.

NPW growth of 14% in 2022 compared to 2021 benefited from renewal pure price increases, exposure growth, strong retention, and higher direct new business.

The combined ratio increased 3.8 points in 2022 compared to 2021, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses				(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio
2022	$240.5	48.5	pts	$75.3	15.2	pts	63.7	3.7
2021	182.5	41.8		79.3	18.2		60.0	(6.7)

Loss and loss expenses in 2022 compared to 2021 experienced (i) lower net catastrophe losses, as discussed in the "Insurance Operations" section above, and (ii) elevated non-catastrophe property loss and loss expenses. The elevated non-catastrophe property loss and loss expenses was primarily due to increased severity compared to 2021 reflecting inflationary pressures on building material and labor costs.

As profitability challenges continue to generate combined ratios higher than targets, we will continue to actively seek price increases on this line and execute on targeted underwriting and claims actions to improve the mix of business and claim outcomes.

Workers Compensation
			2022 vs. 2021[1]			2021 vs. 2020[1]
($ in thousands)	2022	2021			2020
NPW	$340,802	317,035	7%		$270,168	17%
Direct new business	61,726	59,938	n/a		51,078	n/a
Retention	86%	86	n/a		84%	n/a
Renewal pure price increases (decreases)	(0.5)	0.1	n/a		(2.0)	n/a
NPE	$335,955	306,428	10%		$278,062	10%
Underwriting income	91,087	78,537	16		70,897	11
Combined ratio	72.9%	74.4	(1.5)	pts	74.5%	(0.1)	pts
% of total Standard Commercial Lines NPW	12	12			12
1n/a: not applicable.

NPW increased 7% in 2022 compared to 2021 due to exposure growth, strong retention, and higher direct new business.

The combined ratio decreased 1.5 points in 2022 compared to 2021, primarily driven by favorable prior year casualty reserve development:

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			Unfavorable/(Favorable) Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2022	$(70.0)	(20.8)	pts	(1.9)
2021	(58.0)	(18.9)		2.7

The favorable prior year casualty reserve development in 2022 was primarily due to continued favorable medical trends in accident years 2020 and prior, and favorable inception-to-date claim frequencies in accident year 2020. The favorable prior year casualty reserve development in 2021 was primarily due to continued favorable medical trends in accident years 2019 and prior. Due to the length of time injured workers can receive related medical treatment, decreases in medical inflation can cause favorable loss development across an extended number of accident years.

Standard Personal Lines Segment

			2022 vs. 2021			2021 vs. 2020
($ in thousands)	2022	2021			2020
Insurance Segments Results:
NPW	$319,059	292,265	9%		$295,166	(1)%
NPE	299,405	293,559	2		299,140	(2)
Less:
Loss and loss expense incurred	231,113	212,116	9		233,260	(9)
Net underwriting expenses incurred	75,485	77,477	(3)		81,388	(5)
Underwriting income	$(7,193)	3,966	(281)%		$(15,508)	(126)%
Combined Ratios:
Loss and loss expense ratio	77.2%	72.2	5.0	pts	78.0%	(5.8)	pts
Underwriting expense ratio	25.2	26.4	(1.2)		27.2	(0.8)
Combined ratio	102.4	98.6	3.8		105.2	(6.6)

NPW increased 9% in 2022 compared to 2021, primarily due to (i) higher direct new business, (ii) stronger retention, (iii) higher homeowner coverage amounts due to inflation adjustments, and (iv) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to targeting customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

($ in millions)	2022	2021
Direct new business premiums[1]	$62.9	$40.9
Retention	85%	82
Renewal pure price increases on NPW	0.7	1.0
1Excludes our flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in 2022 compared to 2021 resulted from the same impacts to NPW discussed above.

The loss and loss expense ratio increased 5.0 points in 2022 compared to 2021, driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2022	$117.1	39.1	pts	$40.8	13.6	pts	52.7	5.0
2021	102.8	35.0		37.4	12.7		47.7	(6.9)

Our 2022 catastrophe losses were impacted by 43 events designated as catastrophes by PCS, including (i) several wind and thunderstorm events that occurred throughout the second quarter of 2022, and (ii) Winter Storm Elliott in December 2022. Our 2021 catastrophe losses were impacted by 44 events designated as catastrophes by PCS, including two severe thunderstorms accompanied by wind and hail, Hurricane Ida, and a series of severe tornadoes.

In addition, we experienced elevated non-catastrophe property loss and loss expenses in 2022 compared to 2021, driven by higher personal automobile physical damage losses. These higher losses resulted from (i) higher frequencies from increased miles driven, and (ii) greater severities from inflationary and supply chain impacts that have increased labor, material, and replacement vehicle costs, and the duration of claims, which impacts vehicle rental days. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term. To alleviate pressure on profitability in our homeowners line of business, we have and continue to apply valuation inflationary adjustments at renewal, and file rate increases to mitigate these inflationary impacts. Additionally, the personal automobile line of business remains an area of focus for us and most of the industry, as profitability challenges continue to generate combined ratios higher than targets. We will continue to actively seek price increases on this line and execute on targeted underwriting and claims actions to improve the mix of business and claim outcomes.

The underwriting expense ratio decreased 1.2 points in 2022 compared to 2021, primarily due to a decrease in labor expenses.

E&S Lines Segment

($ in thousands)	2022	2021	2022 vs. 2021		2020	2021 vs. 2020
Insurance Segments Results:
NPW	$352,547	304,430	16%		$247,290	23%
NPE	334,156	279,809	19		239,490	17
Less:
Loss and loss expense incurred	196,677	175,100	12		156,936	12
Net underwriting expenses incurred	107,180	88,679	21		82,428	8
Underwriting income (loss)	$30,299	16,030	89%		$126	12,622%
Combined Ratios:
Loss and loss expense ratio	58.8%	62.6	(3.8)	pts	65.5%	(2.9)	pts
Underwriting expense ratio	32.1	31.7	0.4		34.4	(2.7)
Combined ratio	90.9	94.3	(3.4)		99.9	(5.6)

NPW growth of 16% in 2022 compared to 2021 reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in 2022 benefited from exposure growth driven by favorable E&S Lines marketplace conditions.

($ in millions)	2022	2021
Direct new business premiums	$156.3	137.7
Renewal pure price increases on NPW	7.3%	6.5

The increase in NPE in 2022 compared to 2021 resulted from the same impacts to NPW discussed above.

The loss and loss expense ratio decreased 3.8 points in 2022 compared to 2021, primarily driven by the following:

($ in millions)	Non-Catastrophe Property Loss and Loss Expenses			Net Catastrophe Losses
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Total Impact on Loss and Loss Expense Ratio	(Favorable)/Unfavorable Year-Over-Year Change
2022	$39.6	11.9	pts	$9.6	2.9	pts	14.8	(3.4)
2021	28.2	10.1		22.7	8.1		18.2	(1.8)

We experienced lower net catastrophe losses in 2022 compared 2021. Our 2022 catastrophe losses were impacted by 44 events that PCS designated as catastrophes, including severe weather affecting Midwestern states. Winter Storm Elliott did not have a meaningful impact on our E&S Lines segment. Our 2021 losses were impacted by 50 events that PCS designated as catastrophes, including Winter Storm Uri affecting Texas, a series of large storms affecting Southern and Midwestern states, and Hurricane Ida.

We experienced elevated non-catastrophe property loss and loss expenses in 2022 compared to 2021, primarily due to increased severity reflecting inflationary pressures on labor and material costs, and the normal period-to-period volatility of our property lines of business in this segment.

($ in millions)	(Favorable) Prior Year Casualty Reserve Development			(Favorable)/Unfavorable Year-Over-Year Change
For the year ended December 31,	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio
2022	$(5.0)	(1.5)	pts	1.0
2021	(7.0)	(2.5)		(2.5)

The favorable prior year casualty reserve development in 2022 was primarily attributable to favorable inception-to-date claim frequencies and lower loss severities in accident years 2021 and 2020. The favorable prior year casualty reserve development in 2021 was primarily attributable to lower loss severities in accident years 2016 and prior.

In addition, the loss and loss expense ratio was favorably impacted by a 1.3-point decrease in current year casualty loss costs in 2022 compared to 2021. Our E&S casualty lines results have improved over recent years after benefiting from several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflects the impacts of these actions.

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

•Reduce administration expenses; and

•Permit all the Insurance Subsidiaries to obtain a uniform rating from AM Best Company ("AM Best").

The following illustrates the pooling percentages by Insurance Subsidiary as of December 31, 2022:

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

•Casualty Reinsurance, which provides protection for both individual large casualty losses and catastrophic casualty losses involving multiple claimants or insureds. We also may use facultative reinsurance, primarily for large individual casualty risks in excess of our treaty capacity. We may also purchase quota share capacity for certain new or higher severity casualty lines of business.

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

Property Reinsurance
We renewed our main property catastrophe treaty, which covers both our standard market and E&S business, effective January 1, 2023. For this treaty, we increased our treaty limit by $100 million and increased our treaty retention by $20 million to respond to our growing property portfolio. As a result, the coverage was extended to $915 million in excess of the $60 million retention with higher co-participations in certain layers as our overall net purchased limits increased to $810 million from $776 million. A hardening reinsurance pricing environment was also characterized by significant efforts on the part of reinsurers to impose restrictions on cedents' terms and conditions, particularly with respect to coverage for non-modeled/under-modeled perils, such as terrorism, strike, riot, civil unrest, severe convective storms, and the systemic perils of communicable disease and cyber. Consequently, the property catastrophe program excludes coverage for communicable disease, but retains limited reinsurance coverage for terrorism, strike, riot, civil unrest, severe convective storms, and cybersecurity risks. Despite these limitations, coverage for other traditionally covered property perils was largely maintained. Additionally, we made the decision to not purchase our expiring E&S Lines $30 million in excess of $10 million treaty, which covered all 50 states and the District of Columbia, due to challenging market conditions and our assessment of the projected reinsurance spend relative to expected covered losses.

We seek to minimize reinsurance credit risk by transacting with highly-rated reinsurance partners and purchasing collateralized reinsurance products, particularly for high-severity, low-probability events, if feasible. Our current reinsurance program includes $216 million in collateralized limit in the top layer of the catastrophe program, compared to $259 million in collateralized limit under the prior year's reinsurance program.

Overall, ceded premium for our property catastrophe reinsurance treaty will increase considerably in 2023 due to three factors: (i) increases in underlying property exposures in line with our growing property insurance portfolio; (ii) the addition of $100 million of coverage purchased to maintain stability in our net risk profile; and (iii) significant risk-adjusted price increases due to a severely hardening reinsurance market driven by such dynamics as elevated inflation-driven demand for reinsurance capacity, reinsurer investment losses, exchange rate impacts, poor reinsurance profitability over the past six years, limited supply of retrocessional capacity, and reinsurer and investor concerns over climate change and un-modeled/under-modeled perils.

We model various catastrophic perils, and hurricane risk continues to be our portfolio's most significant natural catastrophe peril because of the geographic location of the risks we insure. The table below illustrates the impact of the five largest hurricane losses we have experienced in the last 35 years:

($ in millions)	Gross Loss[1]	Net Loss[2]	Accident Year	Gross Loss Ratio	Net Loss Ratio
Hurricane Name
Superstorm Sandy	$125.5	45.6	2012	7.9%	2.9
Hurricane Ida	50.8	41.5	2021	1.7	1.4
Hurricane Irene	44.8	40.2	2011	3.1	2.8
Hurricane Hugo	26.4	3.0	1989	5.9	0.7
Hurricane Isabel	25.1	15.7	2003	2.2	1.4
1This amount represents reported and unreported gross losses estimated as of December 31, 2022.
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

Our established catastrophic risk tolerance requires that no more than 10% of stockholders’ equity is exposed to a loss from a hurricane event at a 99.6% confidence level (1-in-250 year event or 0.4% probability) on a net of reinsurance and after-tax basis. In addition to the 1-in-250 year modeled event, we evaluate the impact of a number of other scenarios on stockholders’ equity.

The table below shows the gross and net losses modeled results for (i) hurricane peril in our underwriting property portfolio, and (ii) the gross and net of reinsurance hurricane losses from the following scenarios:

•Recasts of two large hurricanes that impacted our geographic footprint:
◦1938 New England Hurricane, one of the largest hurricanes to impact the Northeast United States; and
◦Hurricane Hazel, a Category 4 storm that made landfall near the border between North Carolina and South Carolina in 1954; and
•Realistic disaster scenarios (“RDS”) for significant potential storms in the Northeast and the Carolinas based on Lloyds of London methodology.

Occurrence Exceedance Probability	Hurricane
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$212,267	66,724	3%
2.0% (1 in 50 year event)	354,977	73,001	3
1.0% (1 in 100 year event)	575,734	83,045	3
0.67% (1 in 150 year event)	818,907	118,032	5
0.5% (1 in 200 year event)	906,745	130,419	5
0.4% (1 in 250 year event)	1,041,355	171,671	7
0.2% (1 in 500 year event)	1,504,757	526,564	21
Historical recast - 1938 New England Hurricane	452,577	78,011	3
Lloyd's RDS North-East (Category 4 hurricane)	825,960	122,269	5
Historical recast - 1954 Hurricane Hazel	282,257	66,903	3
Lloyd's RDS Carolinas (Category 5 hurricane)	483,327	78,915	3
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums based on the treaty structure effective January 1, 2023.
3GAAP stockholders' equity as of December 31, 2022.

As reflected in the table above, we are well within our established tolerance for catastrophic risk. Our current catastrophe reinsurance program exhausts at an approximately 1-in-220 year return period, or events with 0.5% probability, based on a multi-model view of hurricane risk. Our actual gross and net losses incurred from hurricanes making U.S.-landfall will vary, perhaps materially, from our estimated modeled losses.

In addition to hurricane peril, the table below shows gross and net losses modeled by other wind and earthquake perils in our underwriting property portfolio.

Occurrence Exceedance Probability	Other Wind			Earthquake
($ in thousands)	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]	Gross Losses[1]	Net Losses[2]	Net Losses % of Equity[3]
4.0% (1 in 25 year event)	$114,149	47,782	2%	$7,681	$5,502	—%
2.0% (1 in 50 year event)	153,494	50,526	2	$24,349	$16,566	1
1.0% (1 in 100 year event)	206,864	52,843	2	$72,657	$43,376	2
0.67% (1 in 150 year event)	236,293	57,050	2	$116,502	$54,125	2
0.5% (1 in 200 year event)	265,758	57,548	2	$147,880	$63,394	3
0.4% (1 in 250 year event)	295,893	58,486	2	$187,630	$63,238	3
0.2% (1 in 500 year event)	351,876	61,968	2	$273,747	$65,493	3
1Gross losses include uncertainty associated with damage/loss estimation, demand and storm surge, and assumptions for certain un-modeled costs, such as the impact of loss expenses, residual market assessments, and automobile-related losses, which collectively increase our gross losses by approximately 13%.
2Net losses are after-tax losses net of catastrophe reinsurance including reinstatement premiums based on the treaty structure effective January 1, 2023.
3GAAP stockholders' equity as of December 31, 2022.

As we currently do not write crop insurance, have minimal exposure to private flood, and have a small geographic footprint in the Western U.S., our exposures to perils, such as droughts, wildfires, and flooding, tend to be relatively modest. However, as our geographic expansion progresses, we continually evaluate how physical risks from these perils and others are considered in our strategic decision making.

In addition, we regularly experience property losses from winter storms, and while we utilize third-party vendor models to help us model and manage our exposure to this peril, we also evaluate our winter storm exposure based on our own historical experience, as winter storm third-party vendor models are currently less mature. As an example of the impact from a large and recent winter storm, we incurred $135.0 million in gross losses from Winter Storm Elliott which took place in late-December 2022, or $46.1 million net of reinsurance. In addition, we incurred $11.7 million in reinstatement premium from Winter Storm

Elliott, resulting in a total impact of $57.8 million, pre-tax or $45.7 million after-tax. Despite the size of this event, our reinsurance strategy limited the impact on our full-year 2022 results to 1.8% of equity or a 1.7-point impact on our combined ratio. Based on our 2023 property catastrophe reinsurance program discussed above, if Winter Storm Elliott were to recur, the net impact to us would be more significant.

We renewed the property excess of loss treaty, which covers both our standard market and E&S business, on July 1, 2022, with a $10 million increase in coverage in the highest layer. The treaty is comprised of three layers, with the $20 million in excess of $40 million layer effective January 1, 2022, being cancelled effective July 1, 2022.
The following table summarizes of our property reinsurance treaties and arrangements covering our Insurance Subsidiaries:

PROPERTY REINSURANCE ON INSURANCE PRODUCTS
Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Catastrophe Excess of Loss (covers all insurance operations)	$915 million above $60 million retention treaty that responds on per occurrence basis in four layers:	All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under TRIPRA. Coverage for non-NBCR losses is limited due to current market conditions. Please see Item 1A. “Risk Factors.” of this Form 10-K for discussion regarding TRIPRA.
- 47% of losses in excess of $60 million up to $100 million;
- 100% of losses in excess of $100 million up to $225 million;
- 100% of losses in excess of $225 million up to $525 million; and
- 81% of losses in excess of $525 million up to $975 million.
The treaty provides one reinstatement in each of the first three layers and no reinstatement in the fourth layer. The per occurrence limit is $810.1 million and the annual aggregate limit is $1.3 billion, net of the Insurance Subsidiaries' co-participation.
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

Casualty Reinsurance
We renewed the casualty excess of loss treaty, which covers both our standard market and E&S Lines business, on July 1, 2022, substantially on the same terms as the treaty expiring June 30, 2022.

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

We have other reinsurance treaties, such as our (i) Surety and Fidelity Excess of Loss Reinsurance Treaty, (ii) National Workers Compensation Reinsurance Pool Quota Share, which covers business assumed from the involuntary workers compensation pool, (iii) Endurance Specialty Quota share and Loss Development Cover, which protects against losses on policies written before the acquisition and any development on reserves established by MUSIC as of the date of acquisition, (iv) Equipment Breakdown Coverage Reinsurance Treaty, (v) Multi-line Quota Share, which covers additional personal lines coverages, such as personal cyber and home systems protection, (vi) Cyber Liability Quota Share, and (vii) Excess Liability Quota Share, which covers MUSIC's excess liability business.

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

Investments Segment
Our investment portfolio's objectives are to maximize after-tax net investment income and generate long-term growth in book value per share by maximizing the overall total return of the portfolio by investing the premiums we receive from our insurance operations and the amounts generated through our capital management strategies, which may include debt and equity security issuances. We balance those objectives against prevailing market conditions, capital preservation considerations, and our enterprise risk-taking appetite. We maintain (i) a well-diversified portfolio across issuers, sectors, and asset classes; and (ii) a high credit quality fixed income securities portfolio with a duration and maturity profile at an acceptable risk level that provides ample liquidity.

The effective duration of the fixed income securities portfolio, including short-term investments, was 4.1 years as of December 31, 2022, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.1 years. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets at December 31, 2022, and 91% at December 31, 2021. These investments had a weighted average credit rating of “AA-” as of December 31, 2022 and "A+" as of December 31, 2021, with a 96% allocation to investment grade holdings at both December 31, 2022 and December 31, 2021. The improvement in our weighted average credit rating reflects active management of our investment portfolio in 2022 to optimize our risk-adjusted investment yields in the rising interest rate environment, which resulted in higher credit quality fixed income security purchases.

For further details on the composition, credit quality, and the various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of this Form 10-K.

Total Invested Assets

($ in thousands)	2022	2021	Change
Total invested assets	$7,837,469	8,026,988	(2)%
Invested assets per dollar of common stockholders' equity	3.37	2.88	17

Components of unrealized (losses) gains – before tax:
Fixed income securities	(527,892)	228,962	(331)
Equity securities	(5,431)	26,696	(120)
Net unrealized (losses) gains - before tax	(533,323)	255,658	(309)
Components of unrealized (losses) gains – after tax:
Fixed income securities	(417,035)	180,880	(331)
Equity securities	(4,290)	21,090	(120)
Net unrealized (losses) gains - after tax	(421,325)	201,970	(309)

Invested assets decreased $189.5 million at December 31, 2022, compared to December 31, 2021, reflecting a $789.0 million increase in pre-tax unrealized losses during 2022. The increase in pre-tax unrealized losses was primarily due to an increase in benchmark U.S. Treasury rates, and to a lesser extent the widening of credit spreads. This decrease in invested assets was partially offset by operating cash flows during 2022 that were 22% of NPW.

Net Investment Income
The components of net investment income earned were as follows:

($ in thousands)	2022	2021	2022 vs. 2021		2020	2021 vs. 2020
Fixed income securities	$259,918	209,709	24%		203,926	3%
Commercial mortgage loans ("CMLs")	5,555	2,743	103		844	225
Equity securities	13,554	15,920	(15)		9,286	71
Short-term investments	3,997	260	1,437		1,821	(86)
Alternative investments	23,003	117,701	(80)		26,504	344
Other investments	258	359	(28)		418	(14)
Investment expenses	(18,130)	(20,103)	10		(15,692)	(28)
Net investment income earned – before tax	288,155	326,589	(12)		227,107	44
Net investment income tax expense	55,956	63,589	(12)		42,495	50
Net investment income earned – after tax	$232,199	263,000	(12)		184,612	42
Effective tax rate	19.4%	19.5	(0.1)	pts	18.7	0.8	pts
Annual after-tax yield on fixed income investments	3.1	2.6	0.5		2.6	—
Annual after-tax yield on investment portfolio	2.9	3.4	(0.5)		2.6	0.8

Net investment income earned decreased 12% in 2022 compared to 2021, driven by lower returns on our alternative investments, reflecting lower valuations. Partially offsetting this decrease was an increase in income earned on fixed income securities.

During 2022, we managed our fixed income securities portfolio to opportunistically increase the book yield in a rapidly rising interest rate environment. The pre-tax earned yield for fixed income investments was 3.90% in 2022, compared to 3.18% in 2021. The increase in investment income associated with fixed income securities was driven by (i) investing approximately $2.7 billion of new money, taking advantage of higher investment yields, and simultaneously improving credit quality and liquidity, and (ii) higher resets on our floating rate securities. The average pre-tax new purchase yield on fixed income securities in 2022 was 4.5%, up from 2.3% in 2021. In addition, as of December 31, 2022, 11% of our fixed income securities portfolio was invested in floating rate securities that reset principally to 90-day LIBOR. LIBOR increased 456 basis points in 2022 to 4.77% at December 31, 2022 from 0.21% at December 31, 2021, which increased the book yield on our floating rate securities and increased net investment income.

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

($ in thousands)	2022	2021	2020
Net realized (losses) gains on disposals	$(31,636)	7,144	9,148
Net unrealized (losses) gains on equity securities	(32,127)	17,881	7,939
Net credit loss (expense) on fixed income securities, AFS	(39,169)	(6,858)	(5,042)
Net credit loss benefit (expense) on fixed income securities, HTM	63	(49)	4
Net credit loss (expense) on CMLs	(116)	—	—
Losses on securities for which we have the intent to sell	(11,823)	(519)	(16,266)
Total net realized and unrealized investment (losses) gains	$(114,808)	17,599	(4,217)

Net realized and unrealized investment losses in 2022 were primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities to opportunistically increase yield in the rising interest rate environment, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

For additional information regarding our losses on securities we intend to sell and our methodology for estimating the allowance for credit losses, see Note 2. “Summary of Significant Accounting Policies” and Note 5. "Investments" in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Federal Income Taxes
The following table provides information regarding federal income taxes.

($ in millions)	2022	2021	2020
Federal income tax expense	$55.3	101.5	56.6
Effective tax rate[1]	20.4%	20.5	18.7
1The effective tax rate is calculated by taking "Total federal income tax expense" divided by "Income before federal income tax" less "Preferred stock dividends" on our Consolidated Statements of Income.

Federal income tax expense decreased $46.2 million in 2022 compared to 2021, primarily due to a decrease in pre-tax income that is taxed at the statutory rate. The decrease in pre-tax income was primarily driven by (i) a decrease in underwriting income, (ii) lower net investment income earned, primarily due to lower returns on our alternative investments, and (iii) net realized and unrealized investment losses in 2022 compared to net realized and unrealized investment gains in 2021.

See Note 14. “Federal Income Taxes” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K for: (i) a reconciliation of our effective tax rate to the statutory rate of 21%; and (ii) details regarding our net deferred tax asset and liability.

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

The Parent’s investment portfolio includes (i) short-term investments generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly-liquid government and corporate fixed income securities, (iii) equity securities, (iv) alternative investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $484 million at December 31, 2022, and $527 million at December 31, 2021.

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

The Insurance Subsidiaries paid $120 million in total dividends to the Parent in 2022. As of December 31, 2022, our allowable ordinary maximum dividend is $283 million for 2023. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our stockholders if either (i) the Parent would be unable to pay its debts as they become due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to stockholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends to be declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. “Indebtedness,” Note 17. “Equity,” and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit. No borrowings were made under either credit facility in 2022. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

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

The following table provides information on the remaining capacity for FHLB borrowings based on these restrictions, as well as the additional FHLB stock purchase requirement to allow these member companies to borrow their remaining capacity amounts:

($ in millions)	Admitted Assets	Borrowing Limitation	Amount Borrowed	Remaining Capacity	Additional FHLB Stock Requirements
As of December 31, 2022
SICSC	$899.0	$89.9	32.0	57.9	1.2
SICSE	715.8	71.6	28.0	43.6	0.9
SICA	3,356.4	335.6	—	335.6	15.1
SICNY	625.6	31.3	—	31.3	1.4
Total		$528.4	60.0	468.4	18.6

Short-term Borrowings
During 2022, SICA borrowed the following funds from the FHLBNY for general corporate purposes:
•$35 million on April 1, 2022 at an interest rate of 0.70% with repayment due on May 2, 2022. This borrowing was refinanced upon its maturity on May 2, 2022, at an interest rate of 1.10% and was subsequently repaid on June 27, 2022.
•$25 million on October 3, 2022 at an interest rate of 3.21%, which was repaid on November 3, 2022.

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

($ in millions)	Admitted Assets as of December 31, 2022	Borrowing Limitation	Amount Borrowed	Remaining Capacity
As of December 31, 2022
SICSC	$899.0	$89.9	24.0	65.9
SICSE	715.8	71.6	16.0	55.6
Total		$161.5	40.0	121.5

Capital Market Activities
The Parent had no private or public stock issuances during 2022. During 2022, we repurchased 165,159 shares of our common stock under our existing share repurchase program for $12.4 million, or a $75.20 average price per share, excluding commission costs paid. We had $84.2 million of remaining capacity under our share repurchase program as of December 31, 2022. For additional information on the preferred stock transaction, refer to Note 17. “Equity” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. In November 2022, our Board approved a 7% increase in the quarterly cash dividend, to $0.30 from $0.28 per share. On February 2, 2023, our Board declared:

•A quarterly cash dividend on common stock of $0.30 per common share, that is payable March 1, 2023, to holders of record on February 15, 2023; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on March 15, 2023, to holders of record as of February 28, 2023.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At December 31, 2022, we had GAAP stockholders’ equity of $2.5 billion and statutory surplus of $2.5 billion. With total debt of $505 million at December 31, 2022, our debt-to-capital ratio was 16.6%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

The following table summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows.

	Payment Due by Period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
($ in millions)	Total
Notes payable	$510.0	—	—	60.0	450.0
Interest on debt obligation	565.3	28.3	56.6	54.8	425.6
Subtotal	1,075.3	28.3	56.6	114.8	875.6

Gross loss and loss expense payments	5,144.8	1,571.9	1,633.8	778.9	1,160.2
Ceded loss and loss expense payments	757.5	305.8	170.7	79.3	201.7
Net loss and loss expense payments	4,387.3	1,266.1	1,463.1	699.6	958.5

Total	$5,462.6	1,294.4	1,519.7	814.4	1,834.1

Our loss and loss expense payments in the table above represent estimated paid amounts by year on our loss and loss expense reserves. These estimates are based on past experience, adjusted for the effects of current developments and anticipated trends, and include considerable judgment. There is no precise method for evaluating the impact of any specific factor on the projected timing of loss and loss expense reserve payments, so the timing and amounts of the actual payments will be affected by many factors. Therefore, the projected settlement of the reserves for net loss and loss expense may differ, perhaps significantly, from actual future payments. For more information on our case reserves and estimates of reserves for loss and loss expense IBNR, refer to the “Reserves for Loss and Loss Expense” section in the "Critical Accounting Policies and Estimates" section of this MD&A and Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

For additional information regarding cross-default provisions associated with our notes payable in the table above or our Line of Credit, see Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." in this Form 10-K.

In addition to the above, the following table summarizes certain contractual obligations we had at December 31, 2022 that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative investments	$246.1
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	106.6
Non-publicly traded common stock within our equity portfolio	35.0
CMLs	4.9
Privately-placed corporate securities	20.1
Total	$412.7

There is no certainty (i) that any such additional investments will be required, and (ii) of the actual timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of December 31, 2022 and 2021, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” included in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share decreased 17% to $38.57 as of December 31, 2022, from $46.24 as of December 31, 2021, driven by a $9.91 change in net unrealized losses on our fixed income securities portfolio and $1.14 in dividends to our common stockholders, partially offset by $3.54 in net income available to common stockholders per diluted common share. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates, and to a lesser extent the widening of credit spreads. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive (loss) income, increased to $45.49 as of December 31, 2022, from $43.23 as of December 31, 2021.

Cash Flows
Net cash provided by operating activities of $802 million in 2022 reflected a modest 4% increase compared to $771 million in 2021, primarily driven by a 5% increase in total revenues. Operating cash flows during 2022 were 22% of NPW.

Net cash used in investing activities increased to $734 million in 2022, compared to $619 million in 2021, primarily due to investing cash received from operating activities. A greater percentage of operating cash flows was used in our investing activities because of the reduced cash required in our financing activities.

Net cash used in financing activities decreased to $88 million in 2022, compared to $123 million in 2021, primarily due to a decrease in borrowing repayments made in 2022, partially offset by increased dividends to common stockholders and increased activity in our share repurchase program in 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk
The fair value of our assets and liabilities are subject to market risks — primarily interest rate risk, credit risk, equity price risk, and liquidity risk related to our investment portfolio — and fluctuations in the value of our alternative investment portfolio. Our portfolio allocation was 85% fixed income securities, 2% commercial mortgage loans, 2% equity securities, 5% short-term investments, 5% alternative investments, and 1% other investments as of December 31, 2022. Alternative investments are limited partnership investments in private equity, private credit, and real estate strategies. We do not directly hold derivatives, commodities, or other investments denominated in foreign currency. We have minimal foreign currency fluctuation risk within our alternative investment portfolio. For a discussion of our investment objective and philosophy, see the "Investments Segment" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." of this Form 10-K.

We manage our investment portfolio to mitigate risks associated with various financial market scenarios. We assume prudent risk to enhance our overall long-term results while managing a conservative, well-diversified investment portfolio to support our underwriting activities.

Interest Rate Risk

Investment Portfolio
We invest in interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised of primarily investment grade (investments receiving Standard & Poor's Global Ratings ("S&P") or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations ("CLO") and other asset-backed securities ("ABS"), and mortgage-backed securities ("MBS"). As of December 31, 2022, approximately 11% (15% at December 31, 2021) of our fixed income securities portfolio was floating rate securities, primarily tied to the 90-day U.S. dollar-denominated London Interbank Offered Rate ("LIBOR"). Our strategy to manage interest rate risk is to purchase intermediate-term fixed income investments that are attractively priced in relation to perceived credit risks. For more information on the upcoming transition away from LIBOR, refer to "Risks Related to our Investments Segment" in Item 1A. "Risk Factors." of this Form 10-K.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our fixed income securities portfolio contains interest rate-sensitive instruments, and its performance could be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. All else being equal, a rise in interest rates will decrease the fair value of our existing fixed income investments, and a decline in interest rates will increase the fair value of our existing fixed income investments. However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates.

We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level. The effective duration of the fixed income securities portfolio, including short-term investments, at December 31, 2022, was 4.1 years, which is within our historical range. The Insurance Subsidiaries’ net loss and loss expense reserves duration was approximately 3.1 years at December 31, 2022.

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

The following table presents the sensitivity analysis of interest rate risk as of December 31, 2022:

	2022 Interest Rate Shift in Basis Points
($ in thousands)	-200	-100	—	100	200
Fixed income securities
Fair value of fixed income securities portfolio	$7,187,341	6,914,779	6,641,944	6,369,000	6,096,178
Fair value change	545,397	272,835		(272,944)	(545,766)
Fair value change from base (%)	8.2%	4.1%		(4.1)%	(8.2)%

Credit Risk
Our most significant credit risk is within our fixed income securities portfolio, which had an overall credit quality of “AA-” as of December 31, 2022, and “A+” as of December 31, 2021. Non-investment grade exposure represented approximately 4% of the total fixed income securities portfolio at both December 31, 2022 and December 31, 2021. The improvement in our weighted average credit rating reflects active management of our investment portfolio in 2022 to optimize our risk-adjusted investment yields in the rising interest rate environment, resulting in higher credit quality fixed income security purchases.

Details on the credit quality of our invested assets at December 31, 2022 are provided below:

December 31, 2022							Credit Rating
($ in millions)	Amortized Cost	Fair Value	% of Invested Assets	Yield to Worst	Effective Duration in Years	Average Life in Years	AAA	AA	A	BBB	Non-Investment Grade	Not Rated
Short-term investments	$440	$440	5.6%	4.2%	0.01	0.01	$420	$20	$—	$—	$—	$—
Fixed income securities:
U.S. government obligations	210	189	2.4	4.6	5.1	7.5	187	2	—	—	—	—
Foreign government obligations	11	10	0.1	5.2	6.7	8.2	—	2	5	2	—	—
State and municipal obligations	969	921	11.8	3.8	5.0	6.1	181	419	286	37	—	—
Corporate securities	2,586	2,361	30.2	5.8	4.6	6.3	41	270	974	916	160	—
MBS:
Residential mortgage-backed securities ("RMBS"):
Agency RMBS	809	737	9.4	4.7	5.9	8.6	737	—	—	—	—	—
Non-agency RMBS	360	323	4.1	5.8	4.5	7.1	213	35	76	—	—	—
Total RMBS	1,170	1,060	13.5	5.1	5.5	8.2	949	35	76	—	—	—
Commercial mortgage-backed securities ("CMBS")	664	614	7.9	6.5	3.3	4.3	523	44	42	5	—	—
Total mortgage-backed securities	1,833	1,674	21.4	5.6	4.7	6.8	1,472	79	117	5	—	—
CLO and other ABS:
Auto	30	29	0.4	8.5	1.8	1.9	29	—	—	—	—	—
Aircraft	58	48	0.6	11.4	2.9	3.5	—	1	20	22	6	—
CLOs	867	809	10.3	7.6	2.1	5.2	386	261	47	38	59	17
Credit cards	8	8	0.1	6.2	3.1	3.5	7	—	1	—	—	—
Other ABS	644	592	7.6	6.8	4.1	5.2	155	91	277	55	6	7
Total CLOs and Other ABS	1,608	1,486	19.0	7.4	2.9	5.1	578	354	345	114	71	25
Total securitized assets	3,441	3,160	40.4	6.4	3.8	6.0	2,050	433	462	120	71	25
Total fixed income securities and short-term investments	7,807	7,222	92.3	5.7	4.1	5.8	2,879	1,157	1,785	1,141	234	25
Total fixed income securities and short-term investments by credit rating percentage							39.9%	16.0%	24.7%	15.8%	3.2%	0.3%
Commercial mortgage loans	149	139	1.8	4.9	4.4	6.2	—	11	58	67	3	—
Equity securities:
Common stock[1]	165	160	2	—	—	—	—	—	—	—	—	160
Preferred stock	2	2	—	—	—	—	—	—	—	2	—	—
Total equity securities	167	162	2.1	—	—	—	—	—	—	2	—	160
Alternative investments:
Private equity	281	281	3.6	—	—	—	—	—	—	—	—	281
Private credit	55	55	0.7	—	—	—	—	—	—	—	—	55
Real assets	35	35	0.5	—	—	—	—	—	—	—	—	35
Total alternative investments	371	371	4.7	—	—	—	—	—	—	—	—	371
Other investments	71	71	0.9	—	—	—	—	—	—	—	—	71
Total invested assets	$8,417	$7,826	100%	—%	—	—	$2,879	$1,157	$1,785	$1,143	$234	$628
1Includes investments in exchange traded funds, mutual funds, business development corporations, and real estate investment trusts.
Amounts may not foot due to rounding.

On a quarterly basis, we review our invested assets for concentrations of credit risk. The sectors representing 10% or more of our invested assets at December 31, 2022 were (i) special revenue bonds within our state and municipal obligations portfolio (10%), (ii) the financial sector within corporate securities (15%), and (iii) collateralized loan obligations within our CLOs and other ABS portfolio (10%). We discuss each of these sector holdings in more detail below.

State and Municipal Obligations
Our state and municipal obligations represented 10% of our invested assets at December 31, 2022. The tables below provide details on this portfolio at December 31, 2022 and 2021:

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$148.6	148.6	(5.8)	AA+
Special revenue	772.8	772.8	(40.4)	AA-
Total state and municipal obligations	$921.4	921.4	(46.2)	AA-

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
General obligation state & local	$235.9	235.9	11.6	AA+
Special revenue	957.0	956.8	56.6	AA-
Total state and municipal obligations	$1,192.9	1,192.7	68.2	AA-

The following table details the top 10 state exposures of this portfolio at December 31, 2022:

State Exposures of Municipal Bonds	General Obligation	Special Revenue	Fair Value		Weighted Average Credit Quality
($ in thousands)	State & Local			% of Total
California	35,541	68,934	104,475	11%	A+
New York	5,730	84,090	89,820	10%	AA-
Texas[1]	36,115	36,312	72,427	8%	AA
New Jersey	—	60,662	60,662	7%	A+
Colorado	1,142	38,127	39,269	4%	AA-
Pennsylvania	—	37,699	37,699	4%	AA-
Ohio	2,090	31,155	33,245	4%	AA-
Massachusetts	5,315	26,131	31,446	3%	AA
Florida	—	29,718	29,718	3%	AA-
Louisiana	—	28,669	28,669	3%	AA
Other	42,615	274,131	316,746	34%	AA-
	128,548	715,628	844,176	92%	AA-
Pre-refunded/escrowed to maturity bonds	20,047	57,200	77,247	8%	AAA
Total	$148,595	772,828	921,423	100%	AA-

% of Total Municipal Portfolio	16%	84%	100%
% of Total Investment Portfolio	2%	10%	12%
1Of the $36.1 million in state and local Texas general obligation bonds, $15.7 million represents investments in Texas Permanent School Fund bonds, which are considered to have lower risk as a result of the bond guarantee programs that support these bonds.

Special revenue fixed income securities of municipalities (referred to as “special revenue bonds”) represented 10% of our total invested assets at December 31, 2022. These securities generally do not have the “full faith and credit” backing of the municipal or state governments, like general obligation bonds, but special revenue bonds have a dedicated revenue stream for repayment. For our special revenue bonds, 65% of the dedicated revenue stream is comprised of the following: (i) essential services (53%), which is comprised of transportation, water and sewer, and electric; and (ii) education (12%), which includes school districts and higher education, including state-wide university systems. Because of the quality of these dedicated revenue streams, we believe our special revenue bond portfolio is appropriate for the current environment.

Corporate Securities
Our corporate securities represented 30% of our invested assets at December 31, 2022. For investment-grade corporate bonds, we address the risk of an individual issuer's default by maintaining a diverse portfolio of holdings. The primary risk related to non-investment grade corporate bonds is credit risk. A weak financial profile can lead to credit rating downgrades, which can put further downward pressure on bond prices. Valuations on these bonds are related more directly to underlying operating performance than to general interest rates. Our holdings of non-investment grade corporate bonds, which typically exhibit weaker credit profiles and are subject to more risk of credit loss, represent 2% of our overall investment portfolio.

The tables below provide details on our corporate bond holdings at December 31, 2022 and 2021:

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,201.1	2,202.4	(189.8)	A-
Non-investment grade	160.4	160.4	(4.8)	B+
Total corporate securities	$2,361.5	2,362.8	(194.6)	A-

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade	$2,424.8	2,424.3	100.0	A-
Non-investment grade	174.6	174.6	2.5	B+
Total corporate securities	$2,599.4	2,598.9	102.5	BBB+

The following tables provide the sector composition of this portfolio at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
($ in millions)	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities	Fair Value	Weighted Average Credit Rating	% of Fixed Income Securities
Financials	1,194.3	A-	18%	1,286.9	A-	19%
Consumer non-cyclicals	178.5	BBB+	3%	242.8	BBB+	4%
Communications	136.2	A-	2%	133.3	A-	2%
Utilities	97.7	A-	1%	123.7	A-	2%
Consumer cyclicals	81.4	BBB	1%	101.6	BBB	1%
Technology	77.1	BBB+	1%	95.6	BBB+	1%
Energy	77.0	BBB	1%	94.2	BBB	1%
Bank loans	37.6	B	1%	57.3	B	1%
Basic materials	23.7	BBB-	0.3%	33.0	BBB-	1%
Other	251.7	A-	4%	188.6	BBB+	3%
Other industrials	206.3	BBB	3%	242.4	BBB	4%
Total corporate securities	2,361.5	A-	35	2,599.4	BBB+	39

As illustrated in the table above, within our allocation to corporate securities, financials is our most significant industry concentration at 18% of our fixed income securities portfolio at December 31, 2022. These holdings represented 15% of our total investment portfolio. The corporate securities portfolio allocation to financials is well-diversified by issuer and has a weighted average credit rating of “A-.” No individual issuer comprised more than 1% of our fixed income securities portfolio at December 31, 2022.

MBS (RMBS and CMBS Portfolios)
MBS represent our most significant exposure to real estate. Further breakdown of this exposure is provided in the table above that shows details on the credit quality of our invested assets. Agency RMBS represented approximately 70% of our RMBS allocation, and 9% of our total invested assets, as of December 31, 2022. These securities are rated “AAA" and had an unrealized loss of approximately $72.7 million, primarily due to an increase in benchmark U.S. Treasury rates, as of December 31, 2022.

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

CLO and Other ABS Portfolio
For CLO and other ABS, the primary risk is credit risk. We manage this risk by evaluating a number of factors, including the deal's structure, the credit quality of underlying loans or assets, the composition of the underlying portfolio, and the portfolio manager's track record and capabilities. We monitor key performance metrics, including over-collateralization, interest coverage, and cash flows, on an on-going basis. We consider the overall credit environment, economic conditions, the investment's total projected return, and overall portfolio asset allocation when deciding to purchase or sell CLO and other ABS. Other ABS includes structured note obligations and securities collateralized by loans and other financial assets, including, without limitation, auto loans, credit card receivables, equipment leases, and student loans.

The tables below provide details on our CLO and other ABS holdings at December 31, 2022, and December 31, 2021:

December 31, 2022	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$732.6	732.6	(49.6)	AA+
Other ABS	658.0	658.0	(60.9)	A+
Total investment grade	1,390.6	1,390.6	(110.5)	AA

Non-investment grade:
CLO	76.1	76.1	(6.9)	B
Other ABS	19.3	19.3	(1.9)	CCC+
Total non-investment grade	95.4	95.4	(8.8)	B
Total CLO and other ABS	$1,486.0	1,486.0	(119.3)	AA-

December 31, 2021	Fair Value	Carry Value	Net Unrealized/ Unrecognized Gain (Loss)	Weighted Average Credit Quality
($ in millions)
Investment grade:
CLO	$788.6	788.6	2.6	AA+
Other ABS	475.9	475.9	5.9	A+
Total investment grade	1,264.5	1,264.5	8.5	AA

Non-investment grade:
CLO	69.8	69.8	(0.3)	B
Other ABS	16.5	16.5	(0.2)	CCC+
Total non-investment grade	86.3	86.3	(0.5)	B
Total CLO and other ABS	$1,350.8	1,350.8	8.0	AA-

CLOs represented 10% of our total invested assets as of December 31, 2022. Investment grade CLOs accounted for the majority of this portfolio at 9% of invested assets, while non-investment grade CLOs represented only 1% of invested assets. The CLO portfolio is well diversified by issuer, manager, vintage year, and underlying corporate borrowers and sectors. No individual CLO comprised more than 1% of our fixed income securities portfolio at December 31, 2022, and this portfolio had an average credit quality of AA-.
Equity Price Risk
Our equity securities portfolio is exposed to risk from potential volatility in equity market prices. We attempt to minimize equity price risk exposure by maintaining a diversified portfolio and limiting concentrations in any one company or industry. The following table presents the hypothetical increases and decreases in 10% increments in the market value of the equity portfolio as of December 31, 2022:

	Change in Equity Values in Percent
($ in thousands)	(30)%	(20)%	(10)%	0%	10%	20%	30%
Fair value of equity securities portfolio	$113,400	129,600	145,800	162,000	178,200	194,400	210,600
Fair value change	(48,600)	(32,400)	(16,200)		16,200	32,400	48,600

In addition to our equity securities, we invest in alternative investments that are also subject to price risk. These are investments in private limited partnerships that invest in various strategies such as private equity, direct lending, mezzanine financing, distressed debt, infrastructure, and real estate. As of December 31, 2022, alternative investments represented 5% of our total invested assets and 15% of our stockholders’ equity. These investments are subject to the risks arising from the fact that their valuation is inherently subjective. The general partner of each of these partnerships usually reports the change in the value of the interests in the partnership on a one quarter lag because of the nature of the underlying assets or liabilities. Since these partnerships' underlying investments consist primarily of assets or liabilities for which there are no quoted prices in active markets for the same or similar assets, the valuation of interests in these partnerships are subject to a higher level of subjectivity and unobservable inputs than substantially all of our other invested assets. Each of these general partners is required to determine the partnerships' value by the price obtainable for the sale of the interest at the time of determination. Valuations based on unobservable inputs are subject to greater scrutiny and reconsideration from one reporting period to the next, and therefore, may be subject to significant fluctuations, which could lead to significant decreases from one reporting period to the next. As we record our investments in these various partnerships under the equity method of accounting, any decreases in the valuation of these investments would negatively impact our results of operations. For additional information regarding these alternative investment strategies, see Note 5. “Investments” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Liquidity Risk
As a property and casualty insurer, we meet our liquidity needs generally through the cash flow provided by our on going operations, as premium collections and investment income generated from our portfolio provide a significant flow of cash to support policyholder claims and other payment obligations. Additionally, we purchase substantial reinsurance to mitigate exposure to significant loss events and we have access to various borrowing facilities if the need to raise capital were to arise. See the "Liquidity and Capital Resources" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional information regarding our available borrowing capacity. In addition to this, we monitor our investment portfolio's liquidity profile to ensure it meets our operational liquidity needs. The liquidity characteristics of our portfolio are illustrated below:

Asset Category	Percentage of Invested Assets
Highly-liquid assets	58%
Generally liquid assets, may become less liquid with market stress[1]	33
Generally illiquid assets[2]	9
Total	100%
1These exposures are concentrated within CMBS and CLO and other ABS.
2These exposures include our alternative investments and other non-publicly traded securities.

Indebtedness
(a) Long-Term Debt
As of December 31, 2022, we had outstanding long-term debt of $504.7 million that matures as shown in the following table:

		2022
($ in thousands)	Year of Maturity	Carrying Amount	Fair Value
Financial liabilities
Long-term debt
3.03% Borrowings from FHLBI	2026	60,000	57,175
7.25% Senior Notes	2034	49,921	51,705
6.70% Senior Notes	2035	99,542	99,264
5.375% Senior Notes	2049	294,424	258,459
Subtotal		503,887	466,603
Unamortized debt issuance costs		(2,929)
Finance lease obligations		3,718
Total notes payable		$504,676

The weighted average effective interest rate for our outstanding long-term debt was 5.5% at December 31, 2022. Our debt is not exposed to material changes in interest rates because the interest rates are fixed.

(b) Short-Term Debt
On November 7, 2022, the Parent entered into a Credit Agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and Wells Fargo Bank, National Association, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. This agreement replaced a prior credit agreement that the Parent terminated in conjunction with entering into the Line of Credit. For additional information regarding the Line of Credit agreement and corresponding representations, warranties, and covenants, refer to Note 11. “Indebtedness” in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Selective Insurance Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Selective Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of reserve for loss and loss expense
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company estimates the reserve for loss and loss expense (reserves) through an internal reserve review that relies upon methods consistent with actuarial standards of practice supplemented with other internal and external information. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2022, the Company recorded a liability of $5.14 billion for reserves.

We identified the evaluation of the estimate of reserves for loss and loss expense as a critical audit matter. The process to evaluate the Company’s estimate of reserves involved a high degree of subjective auditor judgment due to the inherent uncertainties in adjusting past experience for current development and anticipating trends for predicting future events.

These uncertainties may be affected by a number of considerations, including internal factors, such as changes to underwriting and claim practices, and claim experience; as well as external factors, such as economic conditions, legislative enactments, judicial decisions, and social trends. Evaluating the impact of these factors on the estimate of reserves also required specialized actuarial skills and knowledge.

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
New York, New York
February 10, 2023

Consolidated Balance Sheets
December 31,
($ in thousands, except share amounts)	2022	2021
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $29,837 – 2022; $29,460 – 2021)	$31,157	28,850
Less: allowance for credit losses	—	(65)
Fixed income securities, held-to-maturity, net of allowance for credit losses	31,157	28,785
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $45,721 – 2022; $9,724 – 2021; amortized cost: $7,185,754 – 2022; $6,490,753 – 2021)	6,612,107	6,709,976
Commercial mortgage loans – at carrying value (fair value: $139,243 – 2022; $97,598 – 2021)	149,305	95,795
Less: allowance for credit losses	(116)	—
Commercial mortgage loans, net of allowance for credit losses	149,189	95,795
Equity securities – at fair value (cost: $167,431 – 2022; $308,840 – 2021)	162,000	335,537
Short-term investments	440,456	447,863
Alternative investments	371,316	359,732
Other investments	71,244	49,300
Total investments (Notes 5 and 7)	7,837,469	8,026,988
Cash	26	455
Restricted cash	25,183	44,608
Accrued investment income	59,167	48,247
Premiums receivable	1,101,787	958,787
Less: allowance for credit losses (Note 8)	(16,100)	(13,600)
Premiums receivable, net of allowance for credit losses	1,085,687	945,187
Reinsurance recoverable	784,410	601,668
Less: allowance for credit losses (Note 9)	(1,600)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	782,810	600,068
Prepaid reinsurance premiums (Note 9)	172,371	183,007
Current federal income tax (Note 14)	3,545	772
Deferred federal income tax (Note 14)	172,733	—
Property and equipment – at cost, net of accumulated depreciation and amortization of: $251,209 – 2022; $253,427 – 2021	84,306	82,053
Deferred policy acquisition costs (Note 2)	368,624	326,915
Goodwill (Note 12)	7,849	7,849
Other assets	202,491	195,240
Total assets	$10,802,261	10,461,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 10)	$5,144,821	4,580,903
Unearned premiums	1,992,781	1,803,207
Long-term debt (Note 11)	504,676	506,050
Deferred federal income tax (Note 14)	—	13,413
Accrued salaries and benefits	115,185	121,057
Other liabilities	517,234	453,874
Total liabilities	$8,274,697	7,478,504
Stockholders’ Equity:
Preferred stock of $0 par value per share (Note 17):
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2022 and 2021	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 104,847,111 – 2022; 104,450,916 – 2021	209,694	208,902
Additional paid-in capital	493,488	464,347
Retained earnings	2,749,703	2,603,472
Accumulated other comprehensive (loss) income (Note 6)	(498,042)	115,099
Treasury stock – at cost (shares: 44,508,211 – 2022; 44,266,534 – 2021)	(627,279)	(608,935)
Total stockholders’ equity	2,527,564	2,982,885
Commitments and contingencies (Notes 19 and 20)
Total liabilities and stockholders’ equity	$10,802,261	10,461,389

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
December 31,
($ in thousands, except per share amounts)	2022	2021	2020
Revenues:
Net premiums earned	$3,373,380	3,017,253	2,681,814
Net investment income earned	288,155	326,589	227,107
Net realized and unrealized investment (losses) gains	(114,808)	17,599	(4,217)
Other income	11,335	17,723	17,570
Total revenues	3,558,062	3,379,164	2,922,274

Expenses:
Loss and loss expense incurred	2,111,778	1,813,984	1,635,823
Amortization of deferred policy acquisition costs	705,822	626,469	560,271
Other insurance expenses	400,313	375,931	366,941
Interest expense	28,847	29,165	30,839
Corporate expenses	31,116	28,305	25,412
Total expenses	3,277,876	2,873,854	2,619,286

Income before federal income tax	280,186	505,310	302,988

Federal income tax expense:
Current	78,308	87,335	60,059
Deferred	(23,008)	14,138	(3,426)
Total federal income tax expense	55,300	101,473	56,633

Net income	$224,886	403,837	246,355

Preferred stock dividends	9,200	9,353	—

Net income available to common stockholders	$215,686	394,484	246,355

Earnings per common share:
Net income available to common stockholders - Basic	$3.57	6.55	4.12

Net income available to common stockholders - Diluted	$3.54	6.50	4.09

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
December 31,
($ in thousands)	2022	2021	2020
Net income	$224,886	403,837	246,355

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) gains arising during year	(527,805)	(119,598)	133,104
Unrealized losses on securities with credit loss recognized in earnings	(148,495)	(7,159)	(6,459)
Amounts reclassified into net income:
Held-to-maturity securities	3	(9)	(19)
Net realized losses (gains) on disposals and losses on intent-to-sell available-for-sale securities	47,438	(3,022)	4,247
Credit loss expense	30,944	5,418	3,984
Total unrealized (losses) gains on investment securities	(597,915)	(124,370)	134,857

Defined benefit pension and post-retirement plans:
Net actuarial (loss) gain	(16,543)	17,093	1,197
Amounts reclassified into net income:
Net actuarial loss	1,317	2,190	2,382
Total defined benefit pension and post-retirement plans	(15,226)	19,283	3,579
Other comprehensive (loss) income	(613,141)	(105,087)	138,436
Comprehensive (loss) income	$(388,255)	298,750	384,791

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020
Preferred stock:
Beginning of year	$200,000	200,000	—
Issuance of preferred stock	—	—	200,000
End of year	200,000	200,000	200,000

Common stock:
Beginning of year	208,902	208,066	206,968
Dividend reinvestment plan	44	46	58
Stock purchase and compensation plans	748	790	1,040
End of year	209,694	208,902	208,066

Additional paid-in capital:
Beginning of year	464,347	438,985	418,521
Dividend reinvestment plan	1,784	1,707	1,645
Preferred stock issuance costs	—	—	(5,416)
Stock purchase and compensation plans	27,357	23,655	24,235
End of year	493,488	464,347	438,985

Retained earnings:
Beginning of year, as previously reported	2,603,472	2,271,537	2,080,529
Cumulative effect adjustment due to adoption of guidance on allowance for credit losses, net of tax	—	—	1,435
Balance at beginning of year, as adjusted	2,603,472	2,271,537	2,081,964
Net income	224,886	403,837	246,355
Dividends to preferred stockholders	(9,200)	(9,353)	—
Dividends to common stockholders	(69,455)	(62,549)	(56,782)
End of year	2,749,703	2,603,472	2,271,537

Accumulated other comprehensive income:
Beginning of year	115,099	220,186	81,750
Other comprehensive (loss) income	(613,141)	(105,087)	138,436
End of year	(498,042)	115,099	220,186

Treasury stock:
Beginning of year	(608,935)	(599,885)	(592,832)
Acquisition of treasury stock - share repurchase authorization	(12,424)	(3,404)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(5,920)	(5,646)	(7,053)
End of year	(627,279)	(608,935)	(599,885)

Total stockholders’ equity	$2,527,564	2,982,885	2,738,889

Dividends declared per preferred share	$1,150.00	1,169.17	—
Dividends declared per common share	$1.14	1.03	0.94

Preferred stock, shares outstanding:
Beginning of year	8,000	8,000	—
Issuance of preferred stock	—	—	8,000
End of year	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of year	60,184,382	59,905,803	59,461,153
Dividend reinvestment plan	22,093	22,986	28,890
Stock purchase and compensation plan	374,102	395,018	519,863
Acquisition of treasury stock - share repurchase authorization	(165,159)	(52,781)	—
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(76,518)	(86,644)	(104,103)
End of year	60,338,900	60,184,382	59,905,803

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
December 31,
($ in thousands)	2022	2021	2020
Operating Activities
Net income	$224,886	403,837	246,355

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,336	55,109	59,350
Stock-based compensation expense	18,428	15,893	16,227
Undistributed gains of equity method investments	(12,946)	(69,873)	(12,408)
Distributions in excess of current year income of equity method investments	43,184	2,910	3,472
Net realized and unrealized losses (gains)	114,808	(17,599)	4,217
Loss on disposal of fixed assets	172	50	22

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	381,176	307,972	181,839
Increase in unearned premiums, net of prepaid reinsurance	200,210	172,460	91,278
(Increase) decrease in net federal income taxes	(25,932)	(542)	7,708
Increase in premiums receivable	(140,500)	(109,173)	(13,171)
Increase in deferred policy acquisition costs	(41,709)	(38,337)	(17,392)
Increase in accrued investment income	(10,920)	(3,243)	(158)
(Decrease) increase in accrued salaries and benefits	(3,092)	7,216	(13,264)
Increase in other assets	(37,561)	(33,379)	(27,927)
Increase in other liabilities	49,869	78,121	27,897
Net cash provided by operating activities	802,409	771,422	554,045

Investing Activities
Purchases of fixed income securities, held-to-maturity	(6,691)	(16,250)	—
Purchases of fixed income securities, available-for-sale	(2,648,974)	(2,165,555)	(1,723,818)
Purchases of commercial mortgage loans	(64,008)	(50,204)	(46,506)
Purchases of equity securities	(26,675)	(88,640)	(230,813)
Purchases of alternative investments and other investments	(73,408)	(85,044)	(79,598)
Purchases of short-term investments	(4,506,500)	(4,345,140)	(5,762,725)
Sales of fixed income securities, available-for-sale	1,211,739	502,911	487,087
Proceeds from commercial mortgage loans	10,498	714	201
Sales of short-term investments	4,513,940	4,306,684	5,635,463
Redemption and maturities of fixed income securities, held-to-maturity	4,351	4,192	3,888
Redemption and maturities of fixed income securities, available-for-sale	669,211	1,217,555	1,019,132
Sales of equity securities	186,144	99,235	1,320
Sales of other investments	3,281	5,428	5,375
Distributions from alternative investments and other investments	18,664	17,497	24,884
Purchases of property and equipment	(26,019)	(22,163)	(22,064)
Net cash used in investing activities	(734,447)	(618,780)	(688,174)

Financing Activities
Dividends to preferred stockholders	(9,200)	(9,353)	—
Dividends to common stockholders	(66,920)	(60,136)	(54,486)
Acquisition of treasury stock	(18,344)	(9,050)	(7,053)
Net proceeds from stock purchase and compensation plans	9,086	7,976	8,411
Preferred stock issued, net of issuance costs	—	(479)	195,063
Proceeds from borrowings	60,000	—	587,000
Repayment of borrowings	(60,000)	(50,000)	(587,000)
Repayment of finance lease obligations	(2,438)	(1,768)	(550)
Net cash (used in) provided by financing activities	(87,816)	(122,810)	141,385
Net (decrease) increase in cash and restricted cash	(19,854)	29,832	7,256
Cash and restricted cash, beginning of year	45,063	15,231	7,975
Cash and restricted cash, end of year	$25,209	45,063	15,231

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

(c) Investments

Portfolio Composition and Presentation in the Consolidated Balance Sheet
Our investment portfolio is primarily comprised of fixed income investments. We also hold commercial mortgage loans ("CMLs"), equity securities, short-term investments, alternative investments, and other investments. A description of our portfolio holdings, and the related presentation in our Consolidated Balance Sheet, is provided below.

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

We have designated substantially all of the holdings in our fixed income securities as available-for-sale ("AFS"). These securities are reported at fair value in our Consolidated Balance Sheet. The after-tax difference between fair value and cost or amortized cost is reflected in stockholders’ equity as a component of accumulated other comprehensive (loss) income ("AOCI").

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

CMLs
CMLs are loans secured by commercial property, such as an office building, multi-family apartment complex, industrial warehouse, or shopping center. We may acquire investments in CMLs through (i) direct originations under a loan syndication arrangement or (ii) a marketplace purchase. We record our investment in CMLs on the settlement date of the loan. Our CMLs are reported at amortized cost, net of any allowance for credit losses ("ACL"), on our Consolidated Balance Sheet. Interest is recorded using the effective yield method and accrued interest on our CMLs is recorded as a component of “Accrued investment income” on our Consolidated Balance Sheet.

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

Alternative investments are limited partnership investments in private equity, private credit, and real estate strategies. These alternative investments are accounted for using the equity method, with income typically recognized on a one-quarter lag. Because these alternative investments are recorded under the equity method of accounting, with the underlying holdings carried at fair value, the valuation and income recognized on these investments may be impacted by volatility in the financial markets.

We categorize distributions from our equity method on our Consolidated Statement of Cash Flows using the cumulative earnings approach. Under this approach, distributions received are classified as cash flows from operating activities until such time that the cumulative distributions exceed cumulative earnings for the investment. When such an excess occurs, the excess portion of the current period distribution is considered a return of investment and is classified as a cash flow from investing activities.

We evaluate our alternative investments to determine whether those investments are variable interest entities ("VIEs") and if so, whether consolidation is required. A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest or lack sufficient funds to finance its own activities without financial support provided by other entities. We consider several significant factors in determining if our investments are VIEs and if we are the primary beneficiary, including whether we have (i) the power to direct activities of the VIE, (ii) the ability to remove the decision maker of the VIE, (iii) the ability to participate in making decisions that are significant to the VIE, and (iv) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have reviewed our alternative investments and have concluded that they are VIEs, but that we are not the primary beneficiary and therefore, consolidation is not required.

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

Net Realized and Unrealized Investment (Losses) Gains
Net realized and unrealized investment (losses) gains on our Consolidated Statement of Income include the following:
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

Losses on Investments for which we have the Intent to Sell
For our AFS fixed income securities and short-term investments, we review our fixed income securities in an unrealized loss position to determine (i) if we have the intent to sell the security, or (ii) if it is more likely than not we will be required to sell the security before its anticipated recovery. If we determine that we have the intent or likely requirement to sell the security, we write down its amortized cost to its fair value. In writing down amortized cost, any amount previously recorded as an ACL is reversed and any incremental reduction in amortized cost is recorded directly to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

For our alternative and other investments, if we determine that we intend to sell a holding and the expected proceeds are less than the recorded value of the investment, we will record a loss on those securities we intend to sell in earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

After reviewing our portfolio, if (i) we do not have the intent to sell, or (ii) it is more likely than not we will not be required to sell the security before its anticipated recovery, then our intent is to hold the investment securities to maturity and recover the decline in valuation as prices accrete to par. However, our intent may change prior to maturity due to certain types of events, which include, but are not limited to, changes in the financial markets, our analysis of an issuer’s credit metrics and prospects, changes in tax laws or the regulatory environment, or as a result of significant unforeseen changes in liquidity needs. As such, we may, from time to time, sell invested assets subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell invested assets that we asserted we intended to sell at the balance sheet date. Such changes in intent are due to events occurring subsequent to the balance sheet date.

ACL on AFS Fixed Income Securities and Short-Term Investments
When fixed income securities are in an unrealized loss position and we do not record any losses on securities for which we intend to sell, we record an ACL for the portion of the unrealized loss due to an expected credit loss. We estimate expected credit losses on fixed income securities by performing a discounted cash flow (“DCF”). The ACL is equal to the excess of amortized cost over the greater of: (i) our estimate of the present value of expected future cash flows, or (ii) fair value. The ACL is recorded as a contra-asset reflected in the carrying value of the investment on the Consolidated Balance Sheet. The initial ACL and any subsequent changes are recorded to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income. Any remaining unrealized loss is the non-credit amount and is recorded in AOCI. The ACL cannot exceed the unrealized loss of an AFS security and therefore it may fluctuate with changes in the fair value of the security. The ACL is written off against the amortized cost basis in the period in which it is determined uncollectible.

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

We utilize a forecasting model to estimate lifetime expected credit losses at a loan level under multiple economic scenarios. The scenarios apply reasonable and forecasted macroeconomic data such as unemployment, inflation, and rent assumptions to project property-specific operating income and capitalization rates that are used to estimate the value of the future operating income stream. This information, coupled with historical data about mortgage loan performance, is used to project the probability of default, the amount of loss given a default, and the resulting lifetime expected loss.

Credit Losses on Alternative Investments
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

Credit Losses on Other Investments
Our evaluation for potential credit loss on tax credits and FHLB Stock include a qualitative assessment of credit indicators, which include, but are not limited to, the following:
•An adverse development of the expected receipt of remaining tax credits and other tax benefits; and
•A significant deterioration in the financial condition or liquidity of the Federal Home Loan Bank.

If we do not intend to sell a security, and we expect a credit loss on a holding in our alternative or other investments portfolio, we record a charge to earnings as a component of “Net realized and unrealized investment (losses) gains” on our Consolidated Statement of Income.

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

Further information on our Level 2 asset pricing is included in the following table:

Security Type	Methodology
Corporate Securities, including preferred stocks classified as Fixed Income Securities, and U.S. Government and Government Agencies	Evaluations include obtaining relevant trade data, benchmark quotes and spreads, and incorporating this information into either spread-based or price-based evaluations as determined by the observed market data. Spread-based evaluations include: (i) creating a range of spreads for relevant maturities of each issuer based on the new issue market, secondary trading, and dealer quotes; and (ii) incorporating option adjusted spreads for issues that have early redemption features. Based on the findings in (i) and (ii) above, final spreads are derived and added to benchmark curves. Price-based evaluations include matching each issue to its best-known market maker and contacting firms that transact in these securities.
Obligations of States and Political Subdivisions	Evaluations are based on yield curves that are developed based on factors such as: (i) benchmarks to issues with interest rates near prevailing market rates; (ii) established trading spreads over widely-accepted market benchmarks; (iii) yields on new issues; and (iv) market information from third-party sources such as reportable trades, broker-dealers, or issuers.
RMBS, CMBS, CLO and other ABS	Evaluations are based on a DCF, including: (i) generating cash flows for each tranche considering tranche-specific data, market data, and other pertinent information, such as historical performance of the underlying collateral, including net operating income generated by the underlying properties, conditional default rate assumptions, loan loss severity assumptions, consensus projections, prepayment projections, and actual pool and loan level collateral information; (ii) identifying applicable benchmark yields; and (iii) applying market-based tranche-specific spreads to determine an appropriate yield by incorporating collateral performance, tranche-level attributes, trades, bids, and offers.
Foreign Government	Evaluations are performed using a DCF model and by incorporating observed market yields of benchmarks as inputs, adjusting for varied maturities.

Level 3 Pricing

Security Type	Methodology
CMLs	Evaluations are performed by a third-party and are based on matrix pricing. For fixed rate loans, the matrix process uses a yield build up approach to create a pricing yield, with components for base yield, credit quality spread, property type spread, and a weighted average life spread. Floating rate loans are priced with a target quality spread over the swap curve.

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

We recorded depreciation expense of $24.6 million, $24.3 million, and $21.5 million for 2022, 2021, and 2020, respectively.

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

There were no premium deficiencies for any of the reported years, as the sum of the anticipated loss and loss expense, unamortized acquisition costs, policyholder dividends, and other expenses for each segment did not exceed that segment’s related unearned premium and anticipated investment income. The investment yields assumed in the premium deficiency assessment for each reporting period, which were based on our actual average investment yield before tax as of the September 30 calculation date, were 3.5% for 2022, 4.3% for 2021, and 3.0% for 2020.

(j) Goodwill
Goodwill results from business acquisitions where the cost of assets and liabilities acquired exceeds the fair value of those assets and liabilities. A quantitative goodwill impairment analysis is performed if our quarterly qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is allocated to the reporting units for purposes of these analyses. Based on our analysis at December 31, 2022, goodwill was not impaired.

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

Certain liabilities, by their nature, do not lend themselves to loss development methods. Examples include property catastrophes (low frequency/high severity, unique events), latent claims (where losses are incurred over an extended period of time), and unallocated loss expenses (loss expenses that cannot be attributed to a specific claim). Alternate estimation techniques are used for these liabilities, some of which are primarily exposure-based methods. These methods include individual claims reviews, calendar year counts and averages, aggregate benchmark measures, such as paid and incurred “survival ratios,” and others. These approaches often require additional assumptions and a greater amount of professional judgment.

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

(n) Federal Income Tax
We use the asset and liability method of accounting for income taxes. Current federal income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred federal income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our federal net operating and capital loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, when evaluating whether the temporary differences will be realized. In projecting future taxable income, we begin with budgeted pre-tax income adjusted for estimated taxable and non-taxable items. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The evaluation of a valuation allowance considers the character of the taxable income, ordinary income versus capital income. A liability for uncertain tax positions is recorded when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service, these amounts would be recognized as a component of “Total federal income tax expense” on the Consolidated Statement of Income.

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

Note 4. Statements of Cash Flows
Supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020 was as follows:

($ in thousands)	2022	2021	2020
Cash paid during the period for:
Interest	$26,639	28,930	30,464
Federal income tax	75,000	100,000	47,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8,148	7,935	9,498
Operating cash flows from financing leases	46	35	15
Financing cash flows from finance leases	2,438	1,768	550

Non-cash items:
Corporate actions related to fixed income securities, AFS[1]	38,106	56,365	55,446
Corporate actions related to fixed income securities, held-to-maturity ("HTM")[1]	—	—	2,589
Corporate actions related to equity securities[1]	—	30,666	10,890
Conversion of AFS fixed income securities to equity securities	1,463	15,139	—
Assets acquired under finance lease arrangements	707	6,709	324
Assets acquired under operating lease arrangements	16,649	3,272	22,390
Non-cash purchase of property and equipment	70	472	590
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock-splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	December 31, 2022	December 31, 2021
Cash	$26	455
Restricted cash	25,183	44,608
Total cash and restricted cash shown in the Statements of Cash Flows	$25,209	45,063

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program. Restricted cash was elevated at December 31, 2021, primarily to pay Hurricane Ida flood claims.

Note 5. Investments
(a) Net unrealized losses and gains on investments included in "Other comprehensive (loss) income" ("OCI") by asset class were as follows for the years ended December 31, 2022, 2021, and 2020:

($ in thousands)	2022	2021	2020
AFS securities:
Fixed income securities	$(527,926)	228,947	386,380
Total AFS securities	(527,926)	228,947	386,380

HTM securities:
Fixed income securities	—	(4)	7
Total HTM securities	—	(4)	7

Short-term securities	35	20	6

Total net unrealized (losses) gains	(527,891)	228,963	386,393
Deferred income tax	110,857	(48,082)	(81,142)
Net unrealized (losses) gains, net of deferred income tax	(417,034)	180,881	305,251

(Decrease) increase in net unrealized (losses) gains in OCI, net of deferred income tax	$(597,915)	(124,370)	134,857

(b) Information regarding our AFS securities as of December 31, 2022 and December 31, 2021 were as follows:

December 31, 2022
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$209,528	—	37	(20,326)	189,239
Foreign government	11,199	(284)	—	(1,307)	9,608
Obligations of states and political subdivisions	965,231	(1,024)	1,812	(48,001)	918,018
Corporate securities	2,558,655	(30,330)	3,509	(196,809)	2,335,025
CLO and other ABS	1,607,660	(2,375)	2,408	(121,720)	1,485,973
RMBS	1,169,546	(11,597)	1,148	(99,265)	1,059,832
CMBS	663,935	(111)	348	(49,760)	614,412
Total AFS fixed income securities	$7,185,754	(45,721)	9,262	(537,188)	6,612,107

December 31, 2021
	Cost/
	Amortized	Allowance for	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Credit Losses	Gains	Losses	Value
AFS fixed income securities:
U.S. government and government agencies	$127,974	—	3,629	(1,145)	130,458
Foreign government	15,420	(46)	609	(123)	15,860
Obligations of states and political subdivisions	1,121,422	(137)	68,258	(235)	1,189,308
Corporate securities	2,478,348	(6,682)	106,890	(4,953)	2,573,603
CLO and other ABS	1,343,687	(939)	14,350	(6,284)	1,350,814
RMBS	756,280	(1,909)	24,813	(2,932)	776,252
CMBS	647,622	(11)	27,752	(1,682)	673,681
Total AFS fixed income securities	$6,490,753	$(9,724)	246,301	(17,354)	6,709,976

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the years indicated:

2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$46	291	—	4	(57)	—	284
Obligations of states and political subdivisons	137	1,087	—	(6)	(194)	—	1,024
Corporate securities	6,682	30,670	—	3,714	(6,902)	(3,834)	30,330
CLO and other ABS	939	2,158	—	(652)	(50)	(20)	2,375
RMBS	1,909	245	8,318	1,558	(433)	—	11,597
CMBS	11	110	—	(10)	—	—	111
Total AFS fixed income securities	$9,724	34,561	8,318	4,608	(7,636)	(3,854)	45,721

2021	Beginning Balance	Current Provisions for Securities without Prior Allowance	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirements) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$1	46	(1)	—	—	46
Obligations of states and political subdivisons	4	122	11	—	—	137
Corporate securities	2,782	5,785	(992)	(723)	(170)	6,682
CLO and other ABS	592	579	(211)	(21)	—	939
RMBS	561	1,593	(63)	(182)	—	1,909
CMBS	29	10	(28)	—	—	11
Total AFS fixed income securities	$3,969	8,135	(1,284)	(926)	(170)	9,724

During 2022 or 2021, we had no write-offs or recoveries of our AFS fixed income securities.

As disclosed in Note 2. "Summary of Significant Accounting Policies," we do not evaluate accrued interest on our AFS securities for expected credit loss as we write-off these balances in a timely manner. Accrued interest on AFS securities was $56.4 million as of December 31, 2022, and $46.3 million as of December 31, 2021. We did not record any material write-offs of accrued interest during 2022 or 2021.

(c) Quantitative information about unrealized losses on our AFS portfolio follows:

December 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$166,975	(13,658)	16,011	(6,668)	182,986	(20,326)
Foreign government	5,573	(608)	2,456	(699)	8,029	(1,307)
Obligations of states and political subdivisions	681,795	(43,767)	16,618	(4,234)	698,413	(48,001)
Corporate securities	1,889,492	(164,197)	133,223	(32,612)	2,022,715	(196,809)
CLO and other ABS	916,423	(69,155)	411,283	(52,565)	1,327,706	(121,720)
RMBS	887,229	(76,432)	108,041	(22,833)	995,270	(99,265)
CMBS	512,953	(37,815)	77,181	(11,945)	590,134	(49,760)
Total AFS fixed income securities	$5,060,440	(405,632)	764,813	(131,556)	5,825,253	(537,188)

December 31, 2021	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$34,857	(746)	7,827	(399)	42,684	(1,145)
Foreign government	2,000	(84)	1,061	(39)	3,061	(123)
Obligations of states and political subdivisions	25,837	(235)	—	—	25,837	(235)
Corporate securities	300,549	(4,903)	2,520	(50)	303,069	(4,953)
CLO and other ABS	663,976	(4,934)	53,368	(1,350)	717,344	(6,284)
RMBS	236,010	(2,931)	20	(1)	236,030	(2,932)
CMBS	112,899	(1,016)	20,326	(666)	133,225	(1,682)
Total AFS fixed income securities	$1,376,128	(14,849)	85,122	(2,505)	1,461,250	(17,354)

We currently do not intend to sell any of the securities summarized in the tables above, nor will we be required to sell any of them. The increase in gross unrealized losses as December 31, 2022, compared to December 31, 2021, was driven by an increase in benchmark U.S. Treasury rates and a widening of credit spreads, with the increase in interest rates having the most significant impact. The severity of impairment on these securities is less than 10% at both periods. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. “Summary of Significant Accounting Policies” of this Form 10-K, we have concluded that no allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of December 31, 2022. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(d) AFS and HTM fixed income securities at December 31, 2022, by contractual maturity are shown below. The maturities of mortgage-backed securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$324,394	6,093	6,090
Due after one year through five years	2,928,594	3,779	3,798
Due after five years through 10 years	2,600,001	21,285	19,949
Due after 10 years	759,118	—	—
Total fixed income securities	$6,612,107	31,157	29,837

(e) The following table summarizes our alternative investment portfolio by strategy:

	December 31, 2022			December 31, 2021
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative investments
Private equity	$280,980	134,676	415,656	273,070	99,734	372,804
Private credit	54,866	89,481	144,347	63,138	92,674	155,812
Real assets	35,470	21,945	57,415	23,524	22,579	46,103
Total alternative investments	371,316	246,102	617,418	359,732	214,987	574,719

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

The following tables show gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 12-month period ended, September 30:

Balance Sheet Information
December 31,
($ in millions)	2022	2021
Investments	$114,038	107,347
Total assets	128,158	112,232
Total liabilities	15,464	12,371
Total partners’ capital	112,694	99,861

Income Statement Information
12 months ended September 30,
($ in millions)	2022	2021	2020
Net investment income (loss)	$765	653	(26)
Realized gains	12,590	6,121	1,452
Net change in unrealized appreciation	(5,215)	26,877	4,898
Net income	$8,140	33,651	6,324

Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	23.0	117.7	26.5

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of December 31, 2022 or December 31, 2021.

(g) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at December 31, 2022 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at December 31, 2022:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	Regulatory Deposits	Total
U.S. government and government agencies	$—	—	19.3	19.3
Obligations of states and political subdivisions	—	—	3.6	3.6
RMBS	61.4	28.8	—	90.2
CMBS	4.6	9.6	—	14.2
Total pledged as collateral	$66.0	38.4	22.9	127.3

(h) The components of pre-tax net investment income earned were as follows:

($ in thousands)	2022	2021	2020
Fixed income securities	$259,918	209,709	203,926
CMLs	5,555	2,743	844
Equity securities	13,554	15,920	9,286
Short-term investments	3,997	260	1,821
Alternative investments	23,003	117,701	26,504
Other investments	258	359	418
Investment expenses	(18,130)	(20,103)	(15,692)
Net investment income earned	$288,155	326,589	227,107

(i) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

($ in thousands)	2022	2021	2020
Gross gains on sales	$28,419	15,284	18,893
Gross losses on sales	(60,055)	(8,140)	(9,745)
Net realized (losses) gains on disposals	(31,636)	7,144	9,148
Net unrealized (losses) gains on equity securities	(32,127)	17,881	7,939
Net credit loss (expense) on fixed income securities, AFS	(39,169)	(6,858)	(5,042)
Net credit loss (expense) benefit on fixed income securities, HTM	63	(49)	4
Net credit loss (expense) on CMLs	(116)	—	—
Losses on securities for which we have the intent to sell	(11,823)	(519)	(16,266)
Net realized and unrealized investment (losses) gains	$(114,808)	17,599	(4,217)

Net realized and unrealized investment losses in 2022 were primarily driven by (i) a decrease in valuations reflecting the current public equities market, (ii) active trading of our fixed income securities in an effort to opportunistically increase yield given the rising interest rate environment, and (iii) higher credit loss expense on our AFS fixed income securities portfolio.

Net unrealized losses and gains recognized in income on equity securities, as reflected in the table above, included the following:

($ in thousands)	2022	2021	2020
Unrealized (losses) gains recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(10,454)	16,473	7,936
On securities sold in period	(21,673)	1,408	3
Total unrealized (losses) gains recognized in income on equity securities	$(32,127)	17,881	7,939

Proceeds from the sales of AFS fixed income securities were $1,211.7 million, $502.9 million, and $487.1 million in 2022, 2021, and 2020, respectively. Proceeds from the sales of equity securities were $186.1 million, $99.2 million, and $1.3 million in 2022, 2021, and 2020, respectively.

Note 3. Adoption of Accounting Pronouncements
There was no adoption of accounting pronouncements in 2022.

Pronouncements to be effective in the future
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2024, as permitted by the newly issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. We are currently evaluating the impact of this guidance, but we do not anticipate its adoption to have a material impact on our financial condition and results of operations.

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

Note 6. Comprehensive Income
(a) The components of comprehensive income, both gross and net of tax, for 2022, 2021, and 2020 are as follows:

2022
($ in thousands)	Gross	Tax	Net
Net income	$280,186	55,300	224,886
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(668,107)	(140,302)	(527,805)
Unrealized losses on securities with credit loss recognized in earnings	(187,968)	(39,473)	(148,495)
Amounts reclassified into net income:
HTM securities	4	1	3
Net realized losses on disposals and intent-to-sell AFS securities	60,048	12,610	47,438
Credit loss expense	39,169	8,225	30,944
Total unrealized losses on investment securities	(756,854)	(158,939)	(597,915)
Defined benefit pension and post-retirement plans:
Net actuarial loss	(20,941)	(4,398)	(16,543)
Amounts reclassified into net income:
Net actuarial loss	1,668	351	1,317
Total defined benefit pension and post-retirement plans	(19,273)	(4,047)	(15,226)
Other comprehensive loss	(776,127)	(162,986)	(613,141)
Comprehensive loss	$(495,941)	(107,686)	(388,255)

2021
($ in thousands)	Gross	Tax	Net
Net income	$505,310	101,473	403,837
Components of OCI:
Unrealized (losses) gains on investment securities:
Unrealized holding losses during the year	(151,391)	(31,793)	(119,598)
Unrealized losses on securities with credit loss recognized in earnings	(9,061)	(1,902)	(7,159)
Amounts reclassified into net income:
HTM securities	(11)	(2)	(9)
Net realized gains on disposals and losses on intent-to-sell AFS securities	(3,825)	(803)	(3,022)
Credit loss expense	6,858	1,440	5,418
Total unrealized losses on investment securities	(157,430)	(33,060)	(124,370)
Defined benefit pension and post-retirement plans:
Net actuarial gain	21,636	4,543	17,093
Amounts reclassified into net income:
Net actuarial loss	2,772	582	2,190
Total defined benefit pension and post-retirement plans	24,408	5,125	19,283
Other comprehensive loss	(133,022)	(27,935)	(105,087)
Comprehensive income	$372,288	73,538	298,750

2020
($ in thousands)	Gross	Tax	Net
Net income	$302,988	56,633	246,355
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains during the year	168,487	35,383	133,104
Unrealized losses on securities with credit loss recognized in earnings	(8,176)	(1,717)	(6,459)
Amounts reclassified into net income:
HTM securities	(24)	(5)	(19)
Net realized losses on disposals and intent-to-sell AFS securities	5,376	1,129	4,247
Credit loss expense	5,042	1,058	3,984
Total unrealized gains on investment securities	170,705	35,848	134,857
Defined benefit pension and post-retirement plans:
Net actuarial gain	1,515	318	1,197
Amounts reclassified into net income:
Net actuarial loss	3,015	633	2,382
Total defined benefit pension and post-retirement plans	4,530	951	3,579
Other comprehensive income	175,235	36,799	138,436
Comprehensive income	$478,223	93,432	384,791

(b) The balances of, and changes in, each component of AOCI (net of taxes) as of December 31, 2022 and 2021 were as follows:

	Net Unrealized (Losses) Gains on Investment Securities				Defined Benefit Pension and Post-retirement Plans
($ in thousands)	Credit Loss Related[1]	HTM Related	All Other	Investments Subtotal		Total AOCI
Balance, December 31, 2020	$(2,546)	6	307,790	305,250	(85,064)	220,186
OCI before reclassifications	(7,159)	—	(119,598)	(126,757)	17,093	(109,664)
Amounts reclassified from AOCI	5,418	(9)	(3,022)	2,387	2,190	4,577
Net current period OCI	(1,741)	(9)	(122,620)	(124,370)	19,283	(105,087)
Balance, December 31, 2021	(4,287)	(3)	185,170	180,880	(65,781)	115,099
OCI before reclassifications	(148,495)	—	(527,805)	(676,300)	(16,543)	(692,843)
Amounts reclassified from AOCI	30,944	3	47,438	78,385	1,317	79,702
Net current period OCI	(117,551)	3	(480,367)	(597,915)	(15,226)	(613,141)
Balance, December 31, 2022	$(121,838)	—	(295,197)	(417,035)	(81,007)	(498,042)
1Represents change in unrealized loss on securities with credit loss recognized in earnings.

The reclassifications out of AOCI are as follows:

($ in thousands)	Year ended December 31, 2022	Year ended December 31, 2021	Affected Line Item in the Consolidated Statements of Income
HTM related
Unrealized gains on HTM disposals	$(7)	(14)	Net realized and unrealized investment (losses) gains
Amortization of net unrealized losses on HTM securities	11	3	Net investment income earned
	4	(11)	Income before federal income tax
	(1)	2	Total federal income tax expense
	3	(9)	Net income
Net realized losses (gains) on disposals and losses on intent-to-sell AFS securities
Net realized losses (gains) on disposals and losses on intent-to-sell AFS securities	60,048	(3,825)	Net realized and unrealized investment (losses) gains
	60,048	(3,825)	Income before federal income tax
	(12,610)	803	Total federal income tax expense
	47,438	(3,022)	Net income
Credit loss related
Credit loss expense	39,169	6,858	Net realized and unrealized investment (losses) gains
	39,169	6,858	Income before federal income tax
	(8,225)	(1,440)	Total federal income tax expense
	30,944	5,418	Net income
Defined benefit pension and post-retirement life plans
Net actuarial loss	359	638	Loss and loss expense incurred
	1,309	2,134	Other insurance expenses
Total defined benefit pension and post-retirement life	1,668	2,772	Income before federal income tax
	(351)	(582)	Total federal income tax expense
	1,317	2,190	Net income

Total reclassifications for the period	$79,702	4,577	Net income

Note 7. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,921	51,705	49,917	63,719
6.70% Senior Notes	99,542	99,264	99,520	127,574
5.375% Senior Notes	294,424	258,459	294,330	395,652
3.03% Borrowings from FHLBI	60,000	57,175	60,000	64,126
Subtotal long-term debt	503,887	466,603	503,767	651,071
Unamortized debt issuance costs	(2,929)		(3,167)
Finance lease obligations	3,718		5,450
Total long-term debt	$504,676		$506,050

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" of this Form 10-K.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at December 31, 2022 and 2021:

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$189,239	109,240	79,999	—
Foreign government	9,608	—	9,608	—
Obligations of states and political subdivisions	918,018	—	911,357	6,661
Corporate securities	2,335,025	—	2,147,045	187,980
CLO and other ABS	1,485,973	—	1,332,631	153,342
RMBS	1,059,832	—	1,059,832	—
CMBS	614,412	—	614,037	375
Total AFS fixed income securities	6,612,107	109,240	6,154,509	348,358
Equity securities:
Common stock[1]	160,355	55,846	—	897
Preferred stock	1,645	1,645	—	—
Total equity securities	162,000	57,491	—	897
Short-term investments	440,456	418,199	22,257	—
Total assets measured at fair value	$7,214,563	584,930	6,176,766	349,255

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$130,458	60,615	69,843	—
Foreign government	15,860	—	15,860	—
Obligations of states and political subdivisions	1,189,308	—	1,181,563	7,745
Corporate securities	2,573,603	—	2,459,476	114,127
CLO and other ABS	1,350,814	—	1,225,905	124,909
RMBS	776,252	—	776,007	245
CMBS	673,681	—	669,425	4,256
Total AFS fixed income securities	6,709,976	60,615	6,398,079	251,282
Equity securities:
Common stock[1]	333,449	249,846	—	—
Preferred stock	2,088	2,088	—	—
Total equity securities	335,537	251,934	—	—
Short-term investments	447,863	442,723	5,140	—
Total assets measured at fair value	$7,493,376	755,272	6,403,219	251,282
1Investments amounting to $103.6 million and $83.6 million at December 31, 2022 and December 31, 2021, respectively, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes for the years indicated:

2022
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Common Stock	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	—	251,282
Total net (losses) gains for the period included in:
OCI	(985)	(23,624)	(11,287)	(17)	(481)	—	(36,394)
Net realized and unrealized investment (losses) gains	(99)	(2,414)	(876)	—	—	—	(3,389)
Net investment income earned	—	68	229	—	45	—	342
Purchases	—	99,868	100,406	—	—	—	200,274
Sales	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(10,148)	(12,361)	(11)	(15)	—	(22,535)
Transfers into Level 3	—	19,214	502	—	—	897	20,613
Transfers out of Level 3	—	(9,111)	(48,180)	(217)	(3,430)	—	(60,938)
Fair value, December 31, 2022	$6,661	187,980	153,342	—	375	897	349,255

Change in unrealized losses for the period included in earnings for assets held at period end	(99)	(2,399)	(876)	—	—	—	(3,374)
Change in unrealized losses for the period included in OCI for assets held at period end	(985)	(23,630)	(11,246)	(17)	(481)	—	(36,359)

2021
($ in thousands)	Obligations of states and political subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2020	$2,894	70,700	56,375	—	—	129,969
Total net (losses) gains for the period included in:
OCI	(239)	1,636	(520)	—	(196)	681
Net realized and unrealized investment (losses) gains	(11)	(50)	(214)	—	5	(270)
Net investment income earned	—	27	16	—	19	62
Purchases	—	64,813	76,731	249	98	141,891
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(544)	(5,161)	(4)	(52)	(5,761)
Transfers into Level 3	5,101	981	11,344	—	4,382	21,808
Transfers out of Level 3	—	(23,436)	(13,662)	—	—	(37,098)
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282

Change in unrealized (losses) gains for the period included in earnings for assets held at period end	(11)	(50)	(214)	—	5	(270)
Change in unrealized (losses) gains for the period included in OCI for assets held at period end	(239)	1,636	(520)	—	(196)	681

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at December 31, 2022 and 2021:

December 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$81,867	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.3%
CLO and other ABS	59,452	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	141,319
Other[1]	207,936
Total Level 3 securities	$349,255

December 31, 2021
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$54,135	Discounted Cash Flow	Illiquidity Spread	0.3% - 3.0%	(1.2)%
CLO and other ABS	34,903	Discounted Cash Flow	Illiquidity Spread	0.7% - 8.0%	(2.1)%
Total internal valuations	89,038
Other[1]	162,244
Total Level 3 securities	$251,282
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

The following tables provide quantitative information regarding our financial assets and liabilities that were not measured at fair value, but were disclosed as such at December 31, 2022 and 2021:

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,405	—	3,405	—
Corporate securities	26,432	—	26,432	—
Total HTM fixed income securities	$29,837	—	29,837	—

CMLs	$139,243	—	—	139,243

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,705	—	51,705	—
6.70% Senior Notes	99,264	—	99,264	—
5.375% Senior Notes	258,459	—	258,459	—
3.03% Borrowings from FHLBI	57,175	—	57,175	—
Total long-term debt	$466,603	—	466,603	—

December 31, 2021		Fair Value Measurements Using
($ in thousands)	Assets/Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,576	—	3,576	—
Corporate securities	25,884	—	25,884	—
Total HTM fixed income securities	$29,460	—	29,460	—

CMLs	$97,598	—	—	97,598

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$63,719	—	63,719	—
6.70% Senior Notes	127,574	—	127,574	—
5.375% Senior Notes	395,652	—	395,652	—
3.03% Borrowings from FHLBI	64,126	—	64,126	—
Total long-term debt	$651,071	—	651,071	—

Note 8. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the ACL on our premiums receivable balance for 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of year	$13,600	21,000
Current period change for expected credit losses	6,065	1,291
Write-offs charged against the allowance for credit losses	(4,978)	(9,343)
Recoveries	1,413	652
ACL, end of year	$16,100	13,600

In 2022, we recognized an additional allowance for credit losses on premiums receivable of $7.5 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $9.3 million on 2022 premiums based on our historical write-off percentages and assumptions, partially offset by a $1.8 million allowance reduction on 2021 and older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize.

In 2021, we recognized an additional allowance for credit losses on premiums receivable of $1.9 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $8.3 million on 2021 premiums based on our historical write-off percentages and assumptions, partially offset by a $6.4 million allowance reduction on older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize, as mentioned above.

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies."

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

As a Standard Commercial Lines and E&S Lines writer, we are subject to the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA"), which was extended by Congress to December 31, 2027. TRIPRA requires private insurers and the U. S. government to share the risk of loss on future acts of terrorism certified by the U.S. Secretary of the Treasury. Under TRIPRA, each participating insurer is responsible for paying a deductible of specified losses before federal assistance is available. This deductible is based on a percentage of the prior year’s applicable Standard Commercial Lines and E&S Lines premiums. In 2023, our deductible, before tax, is approximately $480 million. For losses above the deductible, the federal government will pay 80% of losses to an industry limit of $100 billion, and the insurer retains 20%.

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

The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$46,282	$1	$46,283
A+	425,395	3,191	428,586
A	106,102	1,315	107,417
A-	7,148	89	7,237
Total rated reinsurers	$584,927	$4,596	$589,523

Non-rated reinsurers
Federal and state pools	$180,794	$—	$180,794
Other than federal and state pools	13,678	415	14,093
Total non-rated reinsurers	$194,472	$415	$194,887

Total reinsurance recoverable, gross	$779,399	$5,011	$784,410
Less: ACL			(1,600)
Total reinsurance recoverable, net			$782,810

	December 31, 2021
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$38,601	$9	$38,610
A+	339,857	1,520	341,377
A	95,675	1,227	96,902
A-	3,209	145	3,354
Total rated reinsurers	$477,342	$2,901	$480,243

Non-rated reinsurers
Federal and state pools	$116,378	$—	$116,378
Other than federal and state pools	4,597	450	5,047
Total non-rated reinsurers	$120,975	$450	$121,425

Total reinsurance recoverable, gross	$598,317	$3,351	$601,668
Less: ACL			(1,600)
Total reinsurance recoverable, net			$600,068

The $109.3 million increase in "Total rated reinsurers" as of December 31, 2022, compared to December 31, 2021, was primarily due to reserves recorded for Winter Storm Elliott, which impacted 37 states, 26 of which are in our Standard Commercial Lines footprint. Additionally, the $64.4 million increase in "Federal and state pools" as of December 31, 2022, compared to December 31, 2021, was primarily due to NFIP reserves recorded for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Balance at beginning of year	$1,600	$1,777
Current period change for expected credit losses	—	(177)
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
ACL, end of year	$1,600	$1,600

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies."

The following table represents our total reinsurance balances segregated by reinsurer to illustrate our concentration of risk throughout our reinsurance portfolio:

	As of December 31, 2022		As of December 31, 2021
($ in thousands)	Reinsurance Balances	% of Reinsurance Balance	Reinsurance Balances	% of Reinsurance Balance
Total reinsurance recoverables, net of allowance for credit losses	$782,810		$600,068
Total prepaid reinsurance premiums	172,371		183,007
Total reinsurance balance	955,181		783,075

Federal and state pools[1]:
NFIP	276,541	29%	223,845	29%
New Jersey Unsatisfied Claim Judgment Fund	45,496	5	49,738	6
Other	3,488	—	2,385	—
Total federal and state pools	325,525	34	275,968	35
Remaining reinsurance balance	$629,656	66	$507,107	65

Munich Re Group (AM Best rated "A+")	$127,106	13	$108,381	14
Hannover Ruckversicherungs AG (AM Best rated "A+")	124,706	13	107,110	14
AXIS Reinsurance Company (AM Best rated "A")	70,957	8	70,814	9
Swiss Re Group (AM Best rated "A+")	36,525	4	29,186	4
Transatlantic Reinsurance Company (AM Best rated “A+”)	32,730	3	26,490	3
All other reinsurers	239,232	25	166,726	21
Total reinsurers	631,256	66%	508,707	65%
Less: ACL	(1,600)		(1,600)
Reinsurers, net of ACL	629,656		507,107
Less: collateral[2]	(126,167)		(128,699)
Reinsurers, net of collateral	$503,489		$378,408
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

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods:

($ in thousands)	2022	2021	2020
Premiums written:
Direct	$4,068,518	3,656,537	3,204,512
Assumed	32,320	22,664	24,288
Ceded	(527,248)	(489,488)	(455,708)
Net	$3,573,590	3,189,713	2,773,092
Premiums earned:
Direct	$3,880,522	3,472,715	3,108,687
Assumed	30,742	21,550	25,010
Ceded	(537,884)	(477,012)	(451,883)
Net	$3,373,380	3,017,253	2,681,814
Loss and loss expense incurred:
Direct	$2,537,638	2,096,512	1,822,034
Assumed	23,160	13,813	17,201
Ceded	(449,020)	(296,341)	(203,412)
Net	$2,111,778	1,813,984	1,635,823

Ceded premiums written, ceded premiums earned, and ceded loss and loss expense incurred related to our participation in the NFIP, to which we cede 100% of our NFIP flood premiums, losses, and loss expenses, were as follows:

Ceded to NFIP ($ in thousands)	2022	2021	2020
Ceded premiums written	$(259,246)	(284,311)	(274,042)
Ceded premiums earned	(274,100)	(274,384)	(271,598)
Ceded loss and loss expense incurred	(200,467)	(215,224)	(78,993)

Note 10. Reserve for Loss and Loss Expense
(a) The table below provides a roll forward of reserves for loss and loss expense for beginning and ending reserve balances:

($ in thousands)	2022	2021	2020
Gross reserves for loss and loss expense, at beginning of year	$4,580,903	4,260,355	4,067,163
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of year[1]	578,641	554,269	547,066
Net reserves for loss and loss expense, at beginning of year	4,002,262	3,706,086	3,520,097
Incurred loss and loss expense for claims occurring in the:
Current year	2,190,668	1,896,837	1,708,755
Prior years	(78,890)	(82,853)	(72,932)
Total incurred loss and loss expense	2,111,778	1,813,984	1,635,823
Paid loss and loss expense for claims occurring in the:
Current year	768,583	676,331	642,586
Prior years	958,149	841,477	807,248
Total paid loss and loss expense	1,726,732	1,517,808	1,449,834
Net reserves for loss and loss expense, at end of year	4,387,308	4,002,262	3,706,086
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of year	757,513	578,641	554,269
Gross reserves for loss and loss expense at end of year	$5,144,821	4,580,903	4,260,355
12020 includes an adjustment of $2.9 million related to our adoption of ASU 2016-13, Financial Instruments - Credit Losses.

Our net loss and loss expense reserves increased by $385.0 million in 2022, $296.2 million in 2021, and $183.1 million in 2020. The loss and loss expense reserves are net of anticipated recoveries for salvage and subrogation claims, which amounted to $91.3 million for 2022, $87.0 million for 2021, and $80.9 million for 2020. The increase in net loss and loss expense reserves in 2022 was primarily driven by increases in exposure due to premium growth.

This increase in our net loss and loss expense reserves was partially offset by favorable prior year loss reserve development. In 2022, we experienced overall net favorable prior year loss reserve development of $78.9 million, compared to $82.9 million in 2021 and $72.9 million in 2020.

The following table summarizes the prior year reserve development by line of business:

(Favorable)/Unfavorable Prior Year Development
($ in millions)	2022	2021	2020
General Liability	$(5.0)	(29.0)	(35.0)
Commercial Automobile	22.5	13.3	7.1
Workers Compensation	(70.0)	(58.0)	(60.0)
Businessowners' Policies	(7.3)	(0.4)	3.9
Commercial Property	(1.6)	(2.6)	9.2
Bonds	(10.0)	—	—
Homeowners	(0.6)	1.8	7.7
Personal Automobile	0.5	(0.2)	(1.8)
E&S Casualty Lines	(5.0)	(7.0)	—
E&S Property Lines	(2.5)	(0.8)	(4.0)
Other	0.1	—	—
Total	$(78.9)	(82.9)	(72.9)

The Insurance Subsidiaries had $78.9 million of favorable prior year reserve development during 2022, which included $86.0 million of net favorable casualty reserve development and $7.1 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation line of business, which was impacted by continued favorable medical trends in accident years 2020 and prior, and favorable inception-to-date claim frequencies in accident year 2020. Partially offsetting this net favorable reserve development was $15.0 million of unfavorable casualty reserve development in the commercial auto line of business ($22.5 million net of property reserve development), primarily driven by increased loss severities in accident year 2021.

The Insurance Subsidiaries had $82.9 million of favorable prior year reserve development during 2021, which included $81.0 million of net favorable casualty reserve development and $1.9 million of favorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Workers compensation was impacted by continued favorable medical trends in accident years 2019 and prior, and general liability development was attributable to lower loss severities in accident years 2018 and prior. In addition, our E&S casualty lines experienced favorable reserve development of $7.0 million in 2021. Partially offsetting this net favorable reserve development was $15.0 million of unfavorable casualty reserve development in the commercial auto line of business ($13.3 million net of property reserve development), driven by unfavorable reserve development on loss severities in accident years 2016 through 2019.

The Insurance Subsidiaries had $72.9 million of favorable prior year reserve development during 2020, which included $85.0 million of net favorable casualty reserve development and $12.1 million of unfavorable property reserve development. The net favorable casualty reserve development was largely driven by the workers compensation and general liability lines of business. Workers compensation was impacted by continued favorable medical trends in accident years 2018 and prior, and general liability development was attributable to lower loss severities in accident years 2017 and prior. Partially offsetting this net favorable reserve development was $10.0 million of unfavorable casualty reserve development in the commercial auto line of business ($7.1 million net of property reserve development), driven by unfavorable reserve development on loss severities in accident years 2016 through 2019, and higher than expected frequencies in accident year 2019.

(b) We have exposure to abuse or molestation claims within our general liability line of business, primarily through insurance policies that we issue to schools, religious institutions, day-care facilities, and other social services. We also have exposure to abuse or molestation claims from recently enacted state laws that extend the statute of limitations or permit windows to be opened for abuse or molestation claims and lawsuits that were previously barred by statutes of limitations. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. In addition to legislative changes that increase our exposure, there are significant uncertainties in estimating our exposure to abuse or molestation claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, (iii) the obligation of an insurer to defend a claim, (iv) the extent to which a party can prove the existence of coverage, and (v) uncertainty as to the number and identity of claimants. It is possible, as a result, that we may receive claims decades after the allegations occurred from coverages provided by us or our predecessor companies, that will require complex claims coverage determinations, potential litigation, and the need to collect from reinsurers under older reinsurance agreements.

(c) Reserves established for liability insurance include exposure to asbestos and environmental claims. These claims have arisen primarily from insured exposures in municipal government, small non-manufacturing commercial risk, and homeowners policies. The emergence of these claims is highly unpredictable and may be reported over an extended period of time. There are significant uncertainties in estimating our exposure to asbestos and environmental claims (for both case and IBNR reserves) resulting from (i) lack of relevant historical data, (ii) the delayed and inconsistent reporting patterns associated with these claims, and (iii) uncertainty as to the number and identity of claimants and complex legal and coverage issues. Legal issues that arise in asbestos and environmental cases include federal or state venue, choice of law, causation, admissibility of evidence, allocation of damages and contribution among joint defendants, successor and predecessor liability, and whether direct action against insurers can be maintained. Coverage issues that arise in asbestos and environmental cases include the interpretation and application of policy exclusions, the determination and calculation of policy limits, the determination of the ultimate amount of a loss, the extent to which a loss is covered by a policy, if at all, the obligation of an insurer to defend a claim, and the extent to which a party can prove the existence of coverage. Courts have reached different and sometimes inconsistent conclusions on these legal and coverage issues.

Traditional accident year loss development methods cannot be applied because past loss history is not necessarily indicative of future behavior. Instead, we review the experience by calendar year and rely on alternative metrics, such as paid and incurred survival ratios. As a result, reserves for asbestos and environmental require a high degree of judgment.

The following table details our loss and loss expense reserves for various asbestos and environmental claims showing gross and net of reinsurance:

	2022
($ in millions)	Gross	Net
Asbestos	$5.9	4.7
Landfill sites	11.8	7.5
Underground storage tanks	10.1	8.1
Total	$27.8	20.3

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

The following table provides a roll forward of asbestos and environmental incurred loss and loss expense and related reserves thereon showing gross and net of reinsurance:

	2022		2021		2020
($ in thousands)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Reserves for loss and loss expense at beginning of year	$6,115	4,884	6,254	5,023	6,288	5,057
Incurred loss and loss expense	8	8	51	51	320	320
Less: loss and loss expense paid	(232)	(232)	(190)	(190)	(354)	(354)
Reserves for loss and loss expense at the end of year	$5,891	4,660	6,115	4,884	6,254	5,023

Environmental
Reserves for loss and loss expense at beginning of year	$21,658	16,191	22,276	16,398	22,413	16,532
Incurred loss and loss expense	696	(213)	(613)	(14)	(447)	(474)
Less: loss and loss expense paid	(477)	(309)	(5)	(193)	310	340
Reserves for loss and loss expense at the end of year	$21,877	15,669	21,658	16,191	22,276	16,398

Total Asbestos and Environmental Claims
Reserves for loss and loss expense at beginning of year	$27,773	21,075	28,530	21,421	28,701	21,589
Incurred loss and loss expense	704	(205)	(562)	37	(127)	(154)
Less: loss and loss expense paid	(709)	(541)	(195)	(383)	(44)	(14)
Reserves for loss and loss expense at the end of year	$27,768	20,329	27,773	21,075	28,530	21,421

(d) The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as the associated IBNR liabilities. During the experience period we implemented a series of underwriting and claims-related initiatives, including claims management changes. These initiatives focused on general underwriting and claims improvements occurring naturally through our portfolio and may impact some relationships in the tables below. As a result, several historical patterns have changed and may no longer be appropriate to use as the sole basis for projections.

The tables below also include information regarding reported claims. Claims are counted at the occurrence, line of business, and policy level. For example, if a single occurrence (e.g. an automobile accident) leads to a claim under an automobile and an associated umbrella policy, they are each counted separately. Conversely, multiple claimants under the same occurrence/line/policy would contribute only a single count. A claim is considered reported when a reserve is established or a payment is made. Therefore, claims closed without payment are included in the count as long as there was an associated case reserve at some point in its life cycle. The cumulative number of reported claims for each accident year in the tables below are updated with information available as of December 31, 2022. Therefore, the claim counts presented for the more recent accident years may not be representative of the ultimate claim counts, as they are for the more mature accident years presented.

All Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$1,044,142	1,062,045	1,047,230	1,021,007	1,002,316	987,763	984,858	973,739	957,958	951,813	33,631	91,959
2014		1,107,513	1,133,798	1,146,990	1,124,014	1,104,218	1,100,208	1,089,529	1,094,367	1,090,345	42,087	95,835
2015			1,114,081	1,130,513	1,144,830	1,138,313	1,119,441	1,108,860	1,103,592	1,103,543	45,698	95,173
2016				1,188,608	1,203,634	1,227,142	1,199,734	1,180,829	1,171,273	1,167,539	67,934	95,944
2017					1,270,110	1,313,372	1,313,585	1,288,526	1,268,941	1,273,039	84,415	99,877
2018						1,413,800	1,461,603	1,457,415	1,441,303	1,425,540	153,214	107,095
2019							1,483,945	1,523,041	1,526,566	1,529,859	272,639	104,096
2020								1,591,972	1,587,607	1,550,195	395,519	94,752
2021									1,784,661	1,781,054	636,984	97,914
2022										2,073,343	1,089,571	94,382
									Total	13,946,270

All Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$335,956	518,872	644,475	748,758	833,823	872,331	891,841	904,825	911,657	916,769
2014		405,898	614,075	736,154	855,959	936,425	981,868	1,002,157	1,020,961	1,032,400
2015			376,641	581,203	725,385	845,868	929,222	967,857	1,000,509	1,018,023
2016				387,272	617,958	764,331	892,390	983,852	1,025,264	1,061,952
2017					433,440	678,453	829,134	954,792	1,050,258	1,116,336
2018						511,271	779,466	942,893	1,083,556	1,187,744
2019							510,091	781,462	949,996	1,109,628
2020								572,302	831,976	988,463
2021									609,889	934,965
2022										699,789
									Total	10,066,069
					All outstanding liabilities before 2013, net of reinsurance					379,073
				Liabilities for loss and loss expenses, net of reinsurance						4,259,274

General Liability (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$250,609	251,421	239,776	225,709	210,785	203,831	202,697	195,697	192,782	189,594	12,561	10,462
2014		244,312	249,946	257,132	239,333	234,082	237,125	229,679	230,247	228,933	18,901	10,704
2015			254,720	245,710	246,990	233,249	219,204	214,176	211,768	210,137	19,932	10,565
2016				277,214	272,048	277,986	263,245	252,733	246,643	243,669	30,556	10,825
2017					293,747	293,128	301,384	289,883	278,607	283,379	46,761	11,324
2018						317,934	336,326	345,224	332,013	324,567	92,627	11,802
2019							347,150	356,363	358,301	366,184	154,311	11,575
2020								361,554	360,302	352,834	201,089	9,645
2021									422,748	414,279	287,278	10,136
2022										482,590	409,505	8,988
									Total	3,096,166

General Liability (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$12,789	35,113	72,127	104,587	139,114	153,628	163,764	169,847	172,983	174,987
2014		14,901	46,825	79,972	121,969	154,957	179,192	187,352	198,772	204,212
2015			14,665	39,978	78,668	116,804	144,216	157,071	173,697	179,117
2016				15,684	46,549	89,431	133,757	164,136	181,770	199,032
2017					17,366	49,470	92,355	131,980	167,002	201,948
2018						19,531	60,784	108,421	155,538	197,286
2019							18,097	58,284	100,206	160,680
2020								21,858	58,699	100,356
2021									28,069	71,664
2022										31,502
									Total	1,520,784
					All outstanding liabilities before 2013, net of reinsurance					113,263
				Liabilities for loss and loss expenses, net of reinsurance						1,688,645

Workers Compensation (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$199,794	194,318	187,658	173,160	166,662	162,787	159,767	157,645	153,436	149,975	16,818	11,385
2014		199,346	187,065	182,579	172,515	164,420	160,646	159,604	161,021	158,479	17,598	10,498
2015			193,729	194,639	183,604	179,642	176,242	172,572	170,577	169,008	18,790	10,554
2016				196,774	184,946	176,248	166,009	156,540	155,210	151,961	21,205	10,586
2017					195,202	184,306	175,853	162,672	154,159	151,221	19,961	10,813
2018						193,894	193,818	181,151	173,428	167,974	25,963	11,133
2019							188,625	188,596	174,912	164,940	32,088	10,324
2020								168,643	168,594	159,229	44,323	7,534
2021									185,198	185,151	74,474	8,547
2022										207,206	116,968	8,517
									Total	1,665,144

Workers Compensation (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$36,829	74,568	96,376	109,739	118,669	124,130	126,822	129,224	130,467	131,390
2014		35,924	78,944	100,876	113,626	119,392	124,077	127,858	130,726	132,809
2015			33,857	77,320	98,195	112,601	120,097	124,046	129,019	132,235
2016				34,525	78,531	98,037	109,166	115,159	119,800	122,186
2017					40,375	82,216	100,645	110,645	116,426	120,468
2018						41,122	84,780	105,903	119,904	126,206
2019							37,826	77,878	100,812	112,649
2020								29,559	68,277	87,211
2021									32,918	76,015
2022										45,814
									Total	1,086,983
					All outstanding liabilities before 2013, net of reinsurance					230,858
				Liabilities for loss and loss expenses, net of reinsurance						809,019

Commercial Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$188,289	205,282	209,197	207,994	210,410	207,975	209,602	208,040	207,554	207,564	535	26,221
2014		200,534	212,725	216,824	219,925	218,172	217,334	216,461	214,992	214,816	516	28,263
2015			220,994	240,958	253,074	259,495	260,565	261,386	262,054	262,766	1,627	30,085
2016				255,187	274,367	285,302	285,304	290,359	291,674	294,297	2,635	32,041
2017					301,274	329,389	324,291	322,197	326,461	325,654	4,664	33,345
2018						347,908	352,487	345,547	350,310	348,202	11,375	36,002
2019							385,212	398,346	404,854	407,051	32,019	36,375
2020								381,654	381,163	375,636	70,872	30,343
2021									483,831	512,673	155,984	36,843
2022										572,421	278,004	36,909
									Total	3,521,080

Commercial Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$76,469	109,893	140,015	169,850	189,626	200,750	202,622	205,064	206,162	206,641
2014		80,810	117,169	148,884	180,701	202,821	209,655	212,481	213,689	213,847
2015			91,347	132,260	175,866	211,515	238,142	249,905	255,600	257,668
2016				106,022	155,720	200,701	233,939	264,858	277,242	284,870
2017					117,287	178,823	220,422	262,349	296,600	309,810
2018						134,867	193,788	243,713	291,725	319,819
2019							149,538	221,590	283,410	331,152
2020								139,016	198,034	254,365
2021									187,200	283,411
2022										216,180
									Total	2,677,763
					All outstanding liabilities before 2013, net of reinsurance					4,650
				Liabilities for loss and loss expenses, net of reinsurance						847,967

Businessowners' Policies (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$49,617	42,618	41,005	40,624	41,369	39,709	39,699	39,358	38,930	38,984	169	3,484
2014		55,962	60,949	62,548	59,806	58,517	58,093	57,302	57,483	57,355	96	4,067
2015			52,871	53,768	57,245	55,925	54,454	52,325	52,200	52,514	608	3,968
2016				52,335	53,792	54,993	53,835	53,367	53,147	53,201	828	3,854
2017					46,624	48,698	51,524	48,067	43,606	42,374	879	3,895
2018						55,024	57,202	62,427	60,393	56,625	3,125	4,262
2019							53,531	59,466	64,667	65,762	8,181	3,639
2020								71,836	73,680	73,077	7,630	5,421
2021									66,312	63,648	10,539	3,454
2022										86,194	33,995	3,074
									Total	589,734

Businessowners' Policies (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$17,412	26,592	30,845	34,760	37,993	38,464	39,085	39,212	39,440	39,445
2014		28,914	40,584	44,911	49,460	52,940	55,458	55,708	55,729	56,861
2015			24,189	36,014	42,710	46,571	49,073	49,839	50,005	51,120
2016				24,655	36,848	39,973	45,308	48,786	50,536	52,070
2017					21,865	31,337	36,950	40,359	39,940	40,845
2018						29,995	39,791	44,316	48,144	51,239
2019							27,718	41,587	46,113	52,887
2020								43,376	57,210	60,596
2021									34,412	47,436
2022										36,421
									Total	488,920
					All outstanding liabilities before 2013, net of reinsurance					9,657
				Liabilities for loss and loss expenses, net of reinsurance						110,471

Commercial Property (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$88,101	90,639	90,103	90,005	90,436	90,278	90,218	90,486	90,461	90,799	4	5,716
2014		141,192	136,249	136,820	138,751	138,155	136,212	136,237	136,151	136,112	5	6,517
2015			110,270	109,513	111,750	111,566	112,496	112,582	112,937	112,915	9	6,407
2016				121,927	126,185	125,937	124,487	123,567	123,005	123,126	14	6,743
2017					138,773	149,106	149,044	153,664	154,119	154,942	20	6,906
2018						183,177	190,834	192,558	194,016	196,413	47	8,293
2019							173,826	177,075	179,574	180,605	230	7,315
2020								232,060	225,278	226,107	2,023	10,147
2021									246,319	239,822	4,672	7,942
2022										297,318	56,716	7,224
									Total	1,758,159

Commercial Property (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$60,244	87,874	90,446	90,350	90,840	90,696	90,646	90,917	90,891	91,206
2014		101,131	132,909	136,634	137,883	137,418	136,008	135,928	136,141	136,107
2015			79,048	106,182	109,829	110,994	110,969	112,117	112,410	112,391
2016				83,966	118,789	122,930	123,828	123,601	122,909	123,265
2017					99,047	142,338	148,589	152,018	153,750	154,689
2018						135,416	184,813	192,698	193,487	196,376
2019							130,891	172,768	177,825	179,538
2020								164,613	215,107	220,953
2021									161,757	227,259
2022										186,677
									Total	1,628,461
					All outstanding liabilities before 2013, net of reinsurance					579
				Liabilities for loss and loss expenses, net of reinsurance						130,277

Personal Automobile (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$108,417	109,620	106,225	106,703	107,759	107,680	107,916	107,803	107,754	107,758	57	22,376
2014		102,250	109,325	106,757	107,452	106,821	107,104	107,106	107,566	107,543	47	22,509
2015			96,387	99,698	100,214	99,570	98,718	98,588	98,596	98,669	117	20,865
2016				92,727	98,032	100,202	101,140	99,544	99,858	100,395	409	19,827
2017					101,880	105,139	103,653	103,260	103,557	105,079	710	20,748
2018						111,594	113,569	112,030	112,418	113,647	2,098	22,684
2019							114,043	115,688	115,993	118,669	4,163	22,860
2020								95,625	94,532	90,179	6,584	17,533
2021									108,244	102,777	10,411	19,672
2022										121,030	26,632	20,345
									Total	1,065,746

Personal Automobile (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$61,384	80,861	92,637	100,528	105,131	106,679	106,876	107,419	107,423	107,417
2014		62,519	83,739	92,589	99,173	104,055	105,709	106,478	107,108	107,325
2015			58,725	76,470	87,163	92,102	95,997	97,275	97,761	97,920
2016				57,961	76,823	86,752	94,372	98,080	98,977	99,656
2017					62,854	82,730	91,479	97,628	100,521	103,556
2018						69,721	89,628	99,982	107,026	109,644
2019							69,699	92,162	102,930	109,844
2020								53,407	68,691	76,710
2021									65,325	84,743
2022										75,994
									Total	972,809
					All outstanding liabilities before 2013, net of reinsurance					7,045
				Liabilities for loss and loss expenses, net of reinsurance						99,982

Homeowners (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year	Unaudited										IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$73,670	72,528	71,494	72,145	71,714	72,148	72,318	71,948	71,955	71,960	67	7,753
2014		80,111	82,461	83,637	83,844	83,539	83,824	83,525	83,830	83,819	60	8,776
2015			76,637	76,400	76,559	74,723	74,978	74,673	74,682	74,237	20	7,753
2016				60,105	60,931	62,391	61,723	61,735	60,855	60,841	438	6,896
2017					59,167	67,978	70,365	70,064	68,938	68,902	504	7,389
2018						62,961	68,526	69,832	68,931	68,416	608	7,608
2019							64,306	72,772	73,816	73,070	1,412	7,010
2020								109,033	112,523	113,804	3,611	9,824
2021									82,425	83,295	3,657	6,884
2022										93,826	17,362	5,819
									Total	792,170

Homeowners (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year	Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$50,664	65,528	67,838	69,775	71,776	72,197	72,433	72,446	72,447	72,415
2014		61,561	76,007	79,751	81,664	82,583	82,836	82,831	83,321	83,782
2015			52,589	70,078	72,202	72,927	74,079	74,052	74,096	74,108
2016				42,252	57,333	59,546	60,082	61,187	60,449	60,474
2017					45,466	63,290	67,193	67,767	68,078	68,282
2018						49,430	64,137	65,348	66,634	67,739
2019							49,680	67,631	69,911	70,880
2020								83,838	105,690	109,145
2021									59,054	77,018
2022										68,832
									Total	752,675
					All outstanding liabilities before 2013, net of reinsurance					6,102
				Liabilities for loss and loss expenses, net of reinsurance						45,597

E&S Casualty Lines (in thousands, except for claim counts)
Incurred Loss and Allocated Loss Expenses, Net of Reinsurance											As of December 31, 2022
Accident Year			Unaudited								IBNR	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$55,468	$60,309	67,099	69,112	67,647	68,972	68,451	68,029	60,349	60,511	3,504	2,311
2014		55,316	63,505	69,929	71,719	71,206	71,153	70,846	74,270	74,538	4,918	2,141
2015			75,498	76,432	82,404	90,488	90,355	90,126	87,662	90,263	4,646	2,887
2016				94,451	96,416	104,655	105,120	104,730	102,476	101,873	12,138	2,998
2017					91,438	95,783	99,866	99,395	99,960	102,045	11,390	2,848
2018						98,324	103,004	103,184	104,983	105,756	17,093	2,816
2019							117,087	118,298	117,736	117,113	39,429	2,683
2020								103,872	103,137	95,832	49,633	1,788
2021									128,099	125,436	89,909	1,751
2022										146,999	132,276	1,285
									Total	1,020,366

E&S Casualty Lines (in thousands)
Cumulative Paid Loss and Allocated Loss Expenses, Net of Reinsurance
Accident Year			Unaudited
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$2,715	$9,470	21,980	35,200	46,108	51,142	54,974	55,988	57,152	58,584
2014		2,353	12,234	25,571	43,877	53,780	60,092	64,698	66,661	68,648
2015			3,036	13,057	29,389	50,712	64,529	71,421	75,844	81,396
2016				3,720	16,195	33,950	56,581	69,448	75,004	81,932
2017					5,057	14,672	34,179	53,238	68,266	77,090
2018						5,509	21,337	39,174	57,962	73,605
2019							4,422	17,812	35,844	57,701
2020								3,695	13,064	27,861
2021									4,326	15,835
2022										4,198
									Total	546,850
					All outstanding liabilities before 2013, net of reinsurance					5,991
					Liabilities for loss and loss expenses, net of reinsurance					479,507

(e) The reconciliation of the net incurred and paid claims development tables to the liability for loss and loss expenses in the consolidated statement of financial position is as follows:

(in thousands)	December 31, 2022
Net outstanding liabilities:
Standard Commercial Lines
General liability	$1,688,645
Workers compensation	809,019
Commercial automobile	847,967
Businessowners' policies	110,471
Commercial property	130,277
Other Standard Commercial Lines	17,995
Total Standard Commercial Lines net outstanding liabilities	3,604,374

Standard Personal Lines
Personal automobile	99,982
Homeowners	45,597
Other Standard Personal Lines	11,739
Total Standard Personal Lines net outstanding liabilities	157,318

E&S Lines
Casualty lines	479,507
Property lines	18,075
Total E&S Lines net outstanding liabilities	497,582

Total liabilities for unpaid loss and loss expenses, net of reinsurance	4,259,274

Reinsurance recoverable on unpaid claims:
Standard Commercial Lines
General liability	246,736
Workers compensation	199,057
Commercial automobile	14,271
Businessowners' policies	19,277
Commercial property	81,970
Other Standard Commercial Lines	4,443
Total Standard Commercial Lines reinsurance recoverable on unpaid loss	565,754

Standard Personal Lines
Personal automobile	36,529
Homeowners	7,124
Other Standard Personal Lines	132,525
Total Standard Personal Lines reinsurance recoverable on unpaid loss	176,178

E&S Lines
Casualty lines	11,397
Property lines	4,184
Total E&S Lines reinsurance recoverable on unpaid loss	15,581

Total reinsurance recoverable on unpaid loss	757,513

Unallocated loss expenses	128,034

Total gross liability for unpaid loss and loss expenses	$5,144,821

(f) The table below reflects the historical average annual percentage payout of incurred claims by age. For example, the general liability line of business averages payout of 6.3% of its ultimate losses in the first year, 11.8% in the second year, and so forth. The following is supplementary information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
General liability	6.3%	11.8	15.5	17.4	15.1	9.9	7.2	4.1	3.0	2.1
Workers compensation	22.3	25.9	13.9	8.9	4.7	3.0	1.9	1.8	3.1	2.2
Commercial automobile	36.8	16.9	14.6	13.3	9.9	4.2	1.9	1.1	0.7	0.1
Businessowners’ policies	49.0	21.8	8.3	8.1	6.1	3.1	1.3	0.6	0.3	0.2
Commercial property	68.7	26.4	3.2	1.0	0.4	—	—	—	—	—
Personal automobile	59.8	18.1	8.8	6.5	3.7	1.7	0.5	0.4	0.2	0.1
Homeowners	70.8	21.8	3.5	1.6	1.7	0.2	0.2	0.1	0.1	—
E&S Lines - casualty	3.9	11.5	18.0	21.7	15.8	7.9	6.8	5.2	2.6	3.5

Note 11. Indebtedness
The table below provides a summary of our outstanding debt at December 31, 2022 and 2021:

Outstanding Debt					2022		Carry Value
	Issuance Date	Maturity Date	Interest Rate	Original Amount	Unamortized Issuance Costs	Debt Discount	December 31, 2022	December 31, 2021
($ in thousands)
Description
Long term
(1) Senior Notes	3/1/2019	3/1/2049	5.375%	300,000	$2,543	5,576	291,881	291,597
(2) FHLBI	12/16/2016	12/16/2026	3.03%	60,000	—	—	60,000	60,000
(3) Senior Notes	11/3/2005	11/1/2035	6.70%	100,000	256	458	99,286	99,233
(4) Senior Notes	11/16/2004	11/15/2034	7.25%	50,000	130	79	49,791	49,770

Finance lease obligations							3,718	5,450
Total long-term debt					$2,929	6,113	504,676	506,050

On November 7, 2022, the Parent entered into a Credit Agreement (the “Line of Credit”) among the Parent, the lenders named therein (the “Lenders”), and Wells Fargo Bank, National Association, as Administrative Agent. Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility, which can be increased to $125 million with the consent of the Lenders. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. The Parent, as borrower, was a party to a Credit Agreement dated December 20, 2019, for a $50 million revolving credit facility, which could be increased to $125 million with the consent of the lenders, with the lenders named therein, and Bank of Montreal, Chicago Branch, as Administrative Agent (“Bank of Montreal”), which was scheduled to mature on December 20, 2022 (the “Prior Credit Agreement”). In anticipation of entering into the Line of Credit, the Parent exercised termination rights under the Prior Credit Agreement by sending a termination letter to Bank of Montreal on November 3, 2022. The effective date of the termination of the Prior Credit Agreement was November 7, 2022.

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

The table below outlines information regarding certain covenants in the Line of Credit:

	Required as of		Actual as of
	December 31, 2022		December 31, 2022
Consolidated net worth[1]	Not less than	$1.9 billion	$3 billion
Debt to total capitalization ratio[1]	Not to exceed	35%	14.3%
1Calculated in accordance with the Line of Credit.

In addition to the above requirements, the Line of Credit contains a cross-default provision that provides that the Line of Credit will be in default if we fail to comply with any condition, covenant, or agreement (including payment of principal and interest when due on any debt with an aggregate principal amount of at least $30 million), which causes or permits the acceleration of principal. Additionally, the Line of Credit limits borrowings from the FHLBI and the FHLBNY to 10% of the respective member company's admitted assets for the previous year.

Short-term Debt Activity
(1) On April 1, 2022, SICA borrowed short-term funds of $35 million from the FHLBNY at an interest rate of 0.7%. This borrowing was refinanced and extended through June 27, 2022, at an interest rate of 1.10%. This borrowing was repaid on June 27, 2022.

(2) On October 3, 2022, SICA borrowed short-term funds of $25 million from the FHLBNY at an interest rate of 3.21%. This borrowing was repaid on November 3, 2022.

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

(2) In the first quarter of 2009, Selective Insurance Company of South Carolina ("SICSC") and Selective Insurance Company of the Southeast ("SICSE"), which are collectively referred to as the "Indiana Subsidiaries" as they are domiciled in Indiana, joined, and invested in, the FHLBI, which provides them with access to additional liquidity. The Indiana Subsidiaries’ aggregate investment in the FHLBI was $5.2 million at December 31, 2022 and $5.7 million at December 31, 2021. Our investment provides us the ability to borrow approximately 20 times the total amount of the FHLBI common stock purchased with additional collateral, at comparatively low borrowing rates. The proceeds from the FHLBI borrowing on December 16, 2016 of $60 million were used to repay a $45 million borrowing from the FHLBI that was outstanding at the time, with the remaining $15 million used for general corporate purposes. All borrowings from the FHLBI require security. There are no financial debt covenants to which we are required to comply with in regards to these borrowings. For information on investments that are pledged as collateral for these borrowings, see Note 5. "Investments" above.

(3) In November 2005, we issued $100 million of 6.70% Senior Notes due 2035. These notes were issued at a discount of $0.7 million resulting in an effective yield of 6.754%. Net proceeds of approximately $50 million were used to fund an irrevocable trust that subsequently funded certain payment obligations in respect of our outstanding debt. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 6.70% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 6.70% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

(4) In November 2004, we issued $50 million of 7.25% Senior Notes due 2034. These notes were issued at a discount of $0.1 million, resulting in an effective yield of 7.27%. We contributed $25 million of the bond proceeds to the Insurance Subsidiaries as capital. The remainder of the proceeds was used for general corporate purposes. The agreements covering these notes contain a standard default cross-acceleration provision that provides the 7.25% Senior Notes will enter a state of default upon the failure to pay principal when due or upon any event or condition that results in an acceleration of principal of any other debt instrument in excess of $10 million that we have outstanding concurrently with the 7.25% Senior Notes. There are no financial debt covenants to which we are required to comply in regards to these notes.

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

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses are also included in our Investment segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

Our combined insurance operations are subject to certain geographic concentrations, particularly in the Eastern region of the country. In 2022, approximately 17% of NPW were related to insurance policies written in New Jersey. We also had a goodwill balance of $7.8 million at both December 31, 2022 and 2021 on our Consolidated Balance Sheet that relates to our Standard Commercial Lines reporting unit.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Years ended December 31,
($ in thousands)	2022	2021	2020
Standard Commercial Lines:
Net premiums earned:
General liability	$902,428	807,158	694,019
Commercial automobile	812,306	724,398	615,181
Commercial property	495,647	436,412	388,120
Workers compensation	335,955	306,428	278,062
Businessowners’ policies	124,474	110,622	110,210
Bonds	43,354	35,762	36,742
Other	25,655	23,105	20,850
Miscellaneous income	9,519	16,056	15,512
Total Standard Commercial Lines revenue	2,749,338	2,459,941	2,158,696
Standard Personal Lines:
Net premiums earned:
Personal automobile	162,899	163,007	165,020
Homeowners	128,222	122,526	125,405
Other	8,284	8,026	8,715
Miscellaneous income	1,816	1,667	2,058
Total Standard Personal Lines revenue	301,221	295,226	301,198
E&S Lines:
Net premiums earned:
Casualty lines	233,086	197,779	174,408
Property lines	101,070	82,030	65,082
Total E&S Lines revenue	334,156	279,809	239,490
Investments:
Net investment income	288,155	326,589	227,107
Net realized and unrealized investment (losses) gains	(114,808)	17,599	(4,217)
Total Investments revenues	173,347	344,188	222,890
Total revenues	$3,558,062	3,379,164	2,922,274

Income Before and After Federal Income Tax	Years ended December 31,
($ in thousands)	2022	2021	2020
Standard Commercial Lines:
Underwriting income, before federal income tax	$143,696	198,596	151,731
Underwriting income, after federal income tax	113,520	156,891	119,867
Combined ratio	94.8%	91.9%	92.9%
ROE contribution	4.6%	5.9	5.1

Standard Personal Lines:
Underwriting income (loss), before federal income tax	(7,193)	3,966	(15,508)
Underwriting income (loss), after federal income tax	(5,682)	3,133	(12,251)
Combined ratio	102.4%	98.6%	105.2%
ROE contribution	(0.2)%	0.1	(0.5)

E&S Lines:
Underwriting income, before federal income tax	30,299	16,030	126
Underwriting income, after federal income tax	23,936	12,664	100
Combined ratio	90.9%	94.3%	99.9%
ROE contribution	1.0%	0.5	—

Investments:
Net investment income earned	$288,155	326,589	227,107
Net realized and unrealized investment (losses) gains	(114,808)	17,599	(4,217)
Total investment segment income, before federal income tax	173,347	344,188	222,890
Tax on investment segment income	31,846	67,284	41,609
Total investment segment income, after federal income tax	$141,501	276,904	181,281
ROE contribution of after-tax net investment income earned	9.4%	9.9	7.8

Reconciliation of Segment Results to Income Before Federal Income Tax	Years ended December 31,
($ in thousands)	2022	2021	2020
Underwriting income (loss)
Standard Commercial Lines	$143,696	198,596	151,731
Standard Personal Lines	(7,193)	3,966	(15,508)
E&S Lines	30,299	16,030	126
Investment income	173,347	344,188	222,890
Total all segments	340,149	562,780	359,239
Interest expense	(28,847)	(29,165)	(30,839)
Corporate expenses	(31,116)	(28,305)	(25,412)
Income, before federal income tax	$280,186	505,310	302,988
Preferred stock dividends	(9,200)	(9,353)	—
Income available to common stockholders, before federal income tax	$270,986	$495,957	$302,988

Note 13. Earnings per Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

($ in thousands, except per share amounts)	2022	2021	2020
Net income available to common stockholders:	$215,686	394,484	246,355

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,407	60,183	59,862
Effect of dilutive securities - stock compensation plans	468	484	431
Weighted average common shares outstanding - diluted	60,875	60,667	60,293

EPS:
Basic	$3.57	6.55	4.12
Diluted	3.54	6.50	4.09

Note 14. Federal Income Taxes
(a) A reconciliation of federal income tax on income at the corporate rate (21.0%) to the effective tax rate is as follows:

($ in thousands)	2022	2021	2020
Tax at statutory rate	$58,839	106,115	63,627
Tax-advantaged interest	(4,087)	(4,514)	(4,730)
Dividends received deduction	(469)	(558)	(514)
Executive compensation	1,848	2,469	2,246
Stock-based compensation	(893)	(693)	(1,846)
Other	62	(1,346)	(2,150)
Federal income tax expense	55,300	101,473	56,633
Income before federal income tax, less preferred stock dividends	270,986	495,957	302,988
Effective tax rate	20.4%	20.5%	18.7%

(b) The tax effects of the significant temporary differences that gave rise to deferred tax assets and liabilities were as follows:

($ in thousands)	2022	2021
Deferred tax assets:
Net loss reserve discounting	$65,907	60,227
Net unearned premiums	76,513	68,086
Employee benefits	7,064	2,787
Long-term incentive compensation	6,384	5,904
Unrealized losses on fixed income securities	110,857	—
Temporary investment write-downs	12,480	4,314
Other	9,824	2,245
Total deferred tax assets	289,029	143,563
Deferred tax liabilities:
Deferred policy acquisition costs	77,411	68,652
Unrealized gains on investment securities	—	48,082
Other investment-related items, net	26,713	27,044
Accelerated depreciation and amortization	12,172	13,198
Total deferred tax liabilities	116,296	156,976
Net deferred federal income tax assets (liabilities)	$172,733	(13,413)

The increase in net deferred federal income tax assets was primarily due to an increase in unrealized losses on our investment portfolio resulting from an increase in benchmark U.S. Treasury rates, and to a lesser extent the widening of credit spreads. After considering all evidence, both positive and negative, with respect to our federal tax loss carryback availability, expected levels of pre-tax financial statement income, and federal taxable income, we believe it is more likely than not that the existing deductible temporary differences will reverse during periods in which we generate net federal taxable income or have adequate federal carryback availability. As a result, we had no valuation allowance recognized for federal deferred tax assets at December 31, 2022 or 2021. We did not have unrecognized tax expense or benefit as of December 31, 2022.

We have analyzed our tax positions in all open tax years, which as of December 31, 2022 were 2019 through 2022. We believe our tax positions will more likely than not be sustained upon examination, including related appeals or litigation. In the event we had a tax position that did not meet the more likely than not criteria, any tax, interest, and penalties incurred related to such a position would be reflected in "Total federal income tax expense" on our Consolidated Statements of Income.

Note 15. Retirement Plans
(a) Selective Insurance Retirement Savings Plan (“Retirement Savings Plan”) and the Selective Insurance Company of America Deferred Compensation Plan ("Deferred Compensation Plan")

SICA offers a voluntary defined contribution 401(k) plan that is available to most of our employees and is a tax-qualified retirement plan subject to ERISA.  In addition, SICA offers a Deferred Compensation Plan to a group of management or highly compensated employees as a method of recognizing and retaining such employees. Expenses recorded for these plans were $19.8 million in 2022, $19.2 million in 2021, and $18.6 million in 2020.

(b) Retirement Income Plan
SICA maintains a defined benefit pension plan, the Retirement Income Plan for Selective Insurance Company of America (the "Pension Plan"). This qualified, noncontributory plan is closed to new entrants, and existing participants ceased accruing benefits after March 31, 2016.

The following tables provide details on the Pension Plan for 2022 and 2021:

December 31,	Pension Plan
($ in thousands)	2022	2021
Change in Benefit Obligation:
Benefit obligation, beginning of year	$407,758	425,161
Interest cost	9,944	8,593
Actuarial gains	(91,653)	(12,844)
Benefits paid	(14,104)	(13,152)
Benefit obligation, end of year	$311,945	407,758

Change in Fair Value of Assets:
Fair value of assets, beginning of year	$450,305	432,716
Actual return on plan assets, net of expenses	(93,227)	30,741
Benefits paid	(14,104)	(13,152)
Fair value of assets, end of year	$342,974	450,305

Funded status	$31,029	42,547

Amounts Recognized in the Consolidated Balance Sheet:
Net pension assets, end of year	$31,029	42,547

Amounts Recognized in AOCI:
Net actuarial loss	$100,561	78,304

Other Information as of December 31:
Accumulated benefit obligation	$311,945	407,758

Weighted-Average Liability Assumptions as of December 31:
Discount rate	5.21%	2.98

When determining the most appropriate discount rate to be used in the valuation at December 31, 2022, we consider, among other factors, our expected payout patterns of the Pension Plan's obligations as well as our investment strategy. We ultimately select the rate that we believe best represents our estimate of the inherent interest rate at which our pension benefits can be effectively settled. The approach we utilize discounts the individual expected cash flows using the applicable spot rates derived from the yield curve over the projected cash flow period. Our discount rate increased 223 basis points, to 5.21% as of December 31, 2022, from 2.98% as of December 31, 2021, which drove the decrease in the benefit obligation for the period.

	Pension Plan
($ in thousands)	2022	2021	2020
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:

Net Periodic Benefit Cost (Benefit):
Interest cost	$9,944	8,593	11,312
Expected return on plan assets	(22,147)	(22,976)	(21,907)
Amortization of unrecognized actuarial loss	1,465	2,501	2,817
Total net periodic pension cost (benefit)[1]	$(10,738)	(11,882)	(7,778)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$23,722	(20,609)	(2,894)
Reversal of amortization of net actuarial loss	(1,465)	(2,501)	(2,817)
Total recognized in other comprehensive income	$22,257	(23,110)	(5,711)

Total recognized in net periodic benefit cost and other comprehensive income	$11,519	(34,992)	(13,489)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	2022	2021	2020
Weighted-Average Expense Assumptions for the years ended December 31:
Discount rate	2.98%	2.68%	3.33%
Interest rate	2.48%	2.06%	2.95%
Expected return on plan assets	5.00	5.40	5.80

Pension Plan Assets
Assets of the Pension Plan are invested to adequately support the liability associated with the Pension Plan's defined benefit obligation. Our return objective is to exceed the returns of the plan's policy benchmark, which is the return the plan would have earned if the assets were invested according to the target asset class weightings and earned index returns shown below. In 2023, we will continue to phase in adjustments to the asset allocation to steadily close the gap between the duration of the assets and the duration of the liabilities, provided certain improved funding targets are achieved. Over time, the target and actual asset allocations may change based on the funded status of the Pension Plan and market return expectations.

The Pension Plan’s target ranges, as well as the actual weighted average asset allocation by strategy, at December 31 were as follows:

	2022			2021
	Target Percentage		Actual Percentage	Actual Percentage
	Minimum	Maximum
Return seeking assets[1]	50%	80%	71%	66%
Liability hedging assets	20%	50%	27%	33%
Short-term investments	-	-	2%	1%
Total			100%	100%
1Includes limited partnerships.

The use of derivative instruments is permitted under certain circumstances for the Pension Plan portfolio, but may not be used for unrelated speculative purposes or to create exposures that are not permitted in the Pension Plan's investment guidelines. We currently invest in a U.S. Treasury overlay derivative strategy, within the funds in our liability hedging assets, to manage the interest rate duration mismatch between the assets and liabilities of the Pension Plan to help insulate the funded status of the plan. Considering the impact of this derivative overlay, the liability hedging assets provide for an approximate 77% hedge against the projected benefit obligation.

The Pension Plan had no investments in the Parent’s common stock as of December 31, 2022 or 2021. For information regarding investments in funds of our related parties, refer to Note 18. "Related Party Transactions" below.

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

For discussion regarding the levels within the fair value hierarchy, see Note 2. "Summary of Significant Accounting Policies." In addition, refer to Note 5. "Investments" for discussion regarding the primary private equity, venture capital, and real asset limited partnership investment strategies as these investments are part of the Pension Plan's investment portfolio.

The following tables provide quantitative disclosures of the Pension Plan’s invested assets that are measured at fair value on a recurring basis:

December 31, 2022		Fair Value Measurements at 12/31/22 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/22	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$63,852	63,852	—	—
Diversified credit	58,761	58,761	—	—
Real assets	95,396	95,396	—	—
Liquid diversifiers[1]	23,978	23,978	—	—
Total equities	241,987	241,987	—	—
Limited partnerships (at net asset value)[2]:
Real assets	27	—	—	—
Private equity	331	—	—	—
Total limited partnerships	358	—	—	—
Total return seeking assets	242,345	241,987	—	—

Liability hedging assets:
Fixed income	35,378	35,378	—	—
U.S. Treasury overlay	56,255	56,255	—	—
Total liability hedging assets	91,633	91,633	—	—

Cash and short-term investments:
Short-term investments	5,108	5,108	—	—
Deposit administration contracts	2,740	—	2,740	—
Total cash and short-term investments	7,848	5,108	2,740	—

Total invested assets	$341,826	338,728	2,740	—

December 31, 2021		Fair Value Measurements at 12/31/21 Using
($ in thousands)	Assets Measured at Fair Value At 12/31/21	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Return seeking assets:
Equities:
Global equity	$144,634	144,634	—	—
Diversified credit	66,165	66,165	—	—
Real assets	89,590	89,590	—	—
Total equities	300,389	300,389	—	—
Limited partnerships (at net asset value)[2]:
Real assets	47	—	—	—
Private equity	413	—	—	—
Total limited partnerships	460	—	—	—
Total return seeking assets	300,849	300,389	—	—

Liability hedging assets:
Fixed income	86,183	86,183	—	—
U.S. Treasury overlay	65,304	65,304	—	—
Total liability hedging assets	151,487	151,487	—	—

Cash and short-term investments:
Short-term investments	1,744	1,744	—	—
Deposit administration contracts	2,422	—	2,422	—
Total cash and short-term investments	4,166	1,744	2,422	—

Total invested assets	$456,502	453,620	2,422	—
1 Liquid diversifiers are investments that unbundle return drivers from hedge funds, providing investors access to liquid, diversifying returns.
2In accordance with the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), certain investments that are measured at fair value using the net asset value per share (or its practical expedient) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to total Pension Plan invested assets.

Contributions
We presently do not anticipate contributing to the Pension Plan in 2023, as we have no minimum required contribution amounts.

Benefit Payments

($ in thousands)	Pension Plan
Benefits Expected to be Paid in Future
Fiscal Years:
2023	$16,925
2024	17,265
2025	18,317
2026	19,391
2027	20,328
2028-2032	111,842

Note 16. Share-Based Payments

Active Plans
As of December 31, 2022, the following four plans were available for the issuance of share-based payment awards:
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

The types of awards that can be issued under each of these plans are as follows:

Plan	Types of Share-Based Payments Issued
Stock Plan	Qualified and nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), stock grants, and other awards valued in whole or in part by reference to the Parent's common stock. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. Dividend equivalent units ("DEUs") are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date. The requisite service period for grants to employees under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
Cash Plan	Cash incentive units (“CIUs”). The initial dollar value of each CIU will be adjusted to reflect the percentage increase or decrease in the total shareholder return on the Parent's common stock over a specified performance period. In addition, for certain grants, the number of CIUs granted will be increased or decreased to reflect our performance on specified performance indicators compared to targeted peer companies. The requisite service period for grants under this plan is the lesser of: (i) the stated vested date, which is typically three years from issuance; or (ii) the date the employee becomes eligible to retire.
ESPP	Enables employees to purchase shares of the Parent’s common stock. The purchase price is the lower of: (i) 85% of the closing market price at the time the option is granted; or (ii) 85% of the closing price at the time the option is exercised. Shares are generally issued on June 30 and December 31 of each year.
Agent Plan	Quarterly offerings to purchase the Parent's common stock at a 10% discount with a one-year restricted period during which the shares purchased cannot be sold or transferred. Only our independent retail insurance agencies and wholesale general agencies, and certain eligible persons associated with the agencies, are eligible to participate in this plan.

Shares authorized and available for issuance as of December 31, 2022 were as follows:

	Authorized	Available for Issuance	Awards Outstanding
Stock Plan	4,750,000	2,474,585	657,311
ESPP	5,500,000	1,116,863	—
Agent Plan	3,000,000	1,551,498	—

Retired Plans
The following plans are closed for the issuance of new awards as of December 31, 2022, although awards outstanding continue in effect according to the terms of the applicable award agreements:

Plan	Types of Share-Based Payments Issued	Reserve Shares	Awards Outstanding[1]
2005 Omnibus Stock Plan ("2005 Stock Plan")	Qualified and nonqualified stock options, SARs, restricted stock, RSUs, phantom stock, stock bonuses, and other awards in such amounts and with such terms and conditions as it determined, subject to the provisions of the 2005 Stock Plan. The maximum exercise period for an option grant under this plan is 10 years from the date of the grant. DEUs are earned during the vesting period on RSU grants. The DEUs are reinvested in the Parent's common stock at fair value on each dividend payment date.	1,954,922	29,522
Parent's Stock Compensation Plan for Non-employee Directors	Directors could elect to receive a portion of their annual compensation in shares of the Parent's common stock.	40,940	40,940
1Awards outstanding under the 2005 Stock Plan represent shares deferred by our non-employee directors.

RSU Transactions
A summary of the RSU transactions under our share-based payment plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested RSU awards at December 31, 2021	641,636	$63.73
Granted 2022	248,619	76.09
Vested 2022	(232,742)	63.79
Forfeited 2022	(20,451)	66.77
Unvested RSU awards at December 31, 2022	637,062	$68.84

As of December 31, 2022, total unrecognized compensation expense related to unvested RSU awards granted under our Stock Plan was $11.3 million. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of RSUs vested was $18.1 million for 2022, $17.2 million for 2021, and $20.6 million for 2020. In connection with vested RSUs, the total value of the DEUs that vested was $0.7 million in 2022, $0.6 million in 2021, and $0.7 million in 2020.

CIU Transactions
The liability recorded in connection with our Cash Plan was $11.1 million as of December 31, 2022, and $11.0 million as of December 31, 2021. The remaining cost associated with the CIUs is expected to be recognized over a weighted average period of 1.1 years. The CIU payments made in connection with the CIU vestings were $2.9 million in 2022, $2.2 million in 2021, and $2.3 million in 2020.

ESPP and Agent Plan Transactions
A summary of ESPP and Agent Plan share issuances is as follows:

	2022	2021	2020
ESPP Issuances	67,986	72,239	99,141
Agent Plan Issuances	56,736	50,999	69,238

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

	ESPP
	2022	2021	2020
Risk-free interest rate	1.42%	0.07	0.76
Expected term	6 months	6 months	6 months
Dividend yield	1.3%	1.4	1.6
Expected volatility	21%	28	37

The weighted-average fair value per share of options and stock, including RSUs granted under the Parent's stock plans, during 2022, 2021, and 2020 was as follows:

	2022	2021	2020
RSUs	$76.09	64.03	62.91
ESPP:
Six month option	4.43	4.69	4.82
Discount of grant date market value	12.61	10.98	8.61
Total ESPP	17.04	15.67	13.43
Agent Plan:
Discount of grant date market value	8.28	7.57	5.73

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

Expense Recognition
The following table provides share-based compensation expense in 2022, 2021, and 2020:

($ in millions)	2022	2021	2020
Share-based compensation expense, pre-tax	$23.6	22.3	19.8
Income tax benefit, including the benefit related to stock grants that vested during the year	(5.6)	(5.1)	(5.7)
Share-based compensation expense, after-tax	$18.0	17.2	14.1

Note 17. Equity

Preferred Stock
We have 5,000,000 shares of preferred stock authorized, with no par value, of which (i) 300,000 shares are designated Series A junior preferred stock, which have not been issued, and (ii) 8,000 shares were issued as Series B in 2020 as discussed below.

On December 2, 2020, we issued 8.0 million depository shares, each representing a 1/1,000th interest in a share of our perpetual 4.60% Non-Cumulative Preferred Stock, Series B, without par value, with a liquidation preference of $25,000 per share (equivalent to $25.00 per depository share) (“Preferred Stock”), for net proceeds of $194.6 million. Dividends are recorded when declared and, if declared, are payable quarterly in arrears on the 15th day of March, June, September, and December. If a dividend is not declared and paid or made payable on all outstanding shares of the Preferred Stock for the latest completed dividend period, no dividends may be declared or paid on our common stock and we may not purchase, redeem, or otherwise acquire our outstanding common stock.

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

Share Repurchase Program
On December 2, 2020, we announced that our Board authorized a $100 million share repurchase program, with no set expiration or termination date. Our repurchase program does not obligate us to acquire any particular amount of our common stock. Management will determine the timing and amount of any share repurchases under the authorization at its discretion based on market conditions and other considerations. For the year ended December 31, 2022, 165,159 shares were repurchased under the share repurchase program at a total cost of $12.4 million, including commissions. We had $84.2 million of remaining capacity under our share repurchase program as of December 31, 2022.

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

Rue Insurance placed insurance policies with the Insurance Subsidiaries for its customers and itself. Direct premiums written associated with these policies were $14.3 million in 2022, $12.8 million in 2021, and $11.0 million in 2020. In return, the Insurance Subsidiaries paid standard market commissions, including supplemental commissions, to Rue Insurance of $2.7 million in 2022, $2.0 million in 2021, and $1.8 million in 2020. Amounts due to Rue Insurance at December 31, 2022 and December 31, 2021 were $0.7 million and $0.7 million, respectively. All contracts and transactions with Rue Insurance were consummated in the ordinary course of business on an arm's-length basis.

In 2005, we established a private foundation, now named The Selective Insurance Group Foundation (the "Foundation"), under Section 501(c)(3) of the Internal Revenue Code. The Board of the Foundation is comprised of some of the Parent's officers. We made $0.3 million of contributions to the Foundation in 2022, $1.3 million in 2021 and $0.5 million in 2020.

BlackRock, Inc., a leading publicly-traded investment management firm (“BlackRock”), has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. On January 23, 2023, BlackRock filed a Schedule 13G/A reporting beneficial ownership as of December 31, 2022, of 11.8% of our common stock. In connection with purchasing our common shares, BlackRock filed the necessary filings with insurance regulatory authorities. On the basis of those filings, BlackRock is deemed not to be a controlling person for the purposes of applicable insurance law.

We are required to disclose related party information for our transactions with BlackRock. BlackRock is highly regulated, serves its clients as a fiduciary, and has a diverse platform of active (alpha) and index (beta) investment strategies across asset classes that enables it to tailor investment outcomes and asset allocation solutions for clients. BlackRock also offers the BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory, and technology services and solutions to a broad base of institutional and wealth management investors. We incurred expenses related to BlackRock for services rendered of $1.8 million in 2022, $1.8 million in 2021, and $2.0 million in 2020. Amounts payable for such services were $0.8 million at December 31, 2022, $0.5 million at December 31, 2021, and $1.3 million at December 31, 2020.

As part of our overall investment diversification, we invest in various BlackRock funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2022 and December 31, 2021, and are predominately reflected in "Fixed income securities" on our Consolidated Balance Sheet. During 2022, with regard to BlackRock funds, we (i) purchased $18.5 million in securities, (ii) sold $32.3 million, (iii) recognized net realized and unrealized losses of $6.9 million, and (iv) recorded $1.8 million in income. During 2021, we (i) purchased $16.5 million in securities, (ii) sold $32.5 million, (iii) recognized net realized and unrealized losses of $0.6 million, and (iv) recorded $0.9 million in income. During 2020, we (i) purchased $62.2 million in securities, (ii) recognized net unrealized losses of $0.2 million, and (iii) recorded $0.4 million in income. We did not make any sales of BlackRock funds in 2020. There were no amounts payable on the settlement of these investment transactions at December 31, 2022 and December 31, 2021.

Our Pension Plan's investment portfolio contained investments in BlackRock funds of $120.1 million at December 31, 2022 and $209.9 million at December 31, 2021. During 2022, with regard to BlackRock funds, the Pension Plan (i) purchased $56.4 million in securities, (ii) sold $65.7 million, and (iii) recorded net investment losses of $80.5 million. During 2021, with regard to BlackRock funds, the Pension Plan (i) purchased $18.0 million in securities, (ii) sold $18.1 million, and (iii) recorded net investment income of $18.2 million. During 2020, with regard to BlackRock funds, the Pension Plan (i) purchased $56.7 million in securities, (ii) sold $44.9 million, and (iii) recorded net investment income of $35.8 million. In addition, our Deferred Compensation Plan and Retirement Savings Plan may offer our employees the option to invest in various BlackRock funds. All contracts and transactions with BlackRock were consummated in the ordinary course of business on an arm's-length basis.

Vanguard, one of the world’s largest investment management companies, has purchased our common shares in the ordinary course of its investment business and has previously filed Schedules 13G/A with the SEC. Vanguard offers low-cost mutual funds and exchange-traded funds, as well as other investment related services. On February 10, 2023, Vanguard filed a Schedule 13G/A reporting beneficial ownership of 10.03% of our common stock as of January 31, 2023. In connection with purchasing our common shares, Vanguard filed the necessary filings with insurance regulatory authorities. On the basis of those filings, we do not expect Vanguard to be deemed a controlling person for the purposes of applicable insurance law.

As part of our overall investment diversification, we may invest in various Vanguard funds from time to time. These funds accounted for less than 1% of our invested assets at December 31, 2022, and less than 3% of our invested assets at December 31, 2021, and are predominately reflected in "Equity securities" on our Consolidated Balance Sheet. During 2022, with regard to Vanguard funds, we (i) purchased $3.5 million in securities, (ii) sold $125.2 million, (iii) recognized net realized and unrealized losses of $10.4 million, and (iv) recorded $4.7 million in income. During 2021, we (i) purchased $19.3 million in securities, (ii) sold $23.6 million, (iii) recognized net realized and unrealized gains of $17.7 million, and (iv) recorded $7.5 million in income. During 2020, we (i) purchased $150.9 million in securities, (ii) recognized net realized and unrealized gains of $10.2 million, and (iii) recorded $2.4 million in income. We did not make any sales of Vanguard funds in 2020. There were no amounts payable on the settlement of these investment transactions at December 31, 2022 and December 31, 2021.

Our deferred compensation plan offers our employees investment options based on the notional value of various Vanguard funds. Our defined contribution plan offers our employees the option to invest in a Vanguard fund. All transactions with Vanguard are consummated in the ordinary course of business on an arm’s-length basis.

NOTE 19. Leases
We have various operating leases for office space, equipment, and fleet vehicles. In addition, we have various finance leases for computer hardware. Such lease agreements, which expire at various dates through 2032, are generally renewed or replaced by similar leases.

The components of lease expense for the year ended December 31, 2022 and 2021 were as follows:

($ in thousands)	2022	2021
Operating lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$8,148	7,935
Finance lease cost:
Amortization of assets, included in Other insurance expenses on the Consolidated Statements of Income	2,440	1,765
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Income	46	35
Total finance lease cost	2,486	1,800

Variable lease cost, included in Other insurance expenses on the Consolidated Statements of Income	1,384	291

Short-term lease cost, included in Other insurance expenses on the Consolidated Statements of Income	$166	832

The following table provides supplemental information regarding our operating and finance leases.

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	8	7	years
Finance leases	2	2
Weighted-average discount rate
Operating leases	2.6	2.1%
Finance leases	1.2	0.8

Operating and finance lease asset and liability balances are included within the following line items on the Consolidated Balance Sheets:

($ in thousands)	December 31, 2022	December 31, 2021
Operating leases
Other assets	$42,403	35,644
Other liabilities	44,505	37,296
Finance leases
Property and equipment - at cost, net of accumulated depreciation and amortization	3,713	5,446
Long-term debt	$3,718	5,450

The maturities of our lease liabilities at December 31, 2022 were as follows:

($ in thousands)	Finance Leases	Operating Leases	Total
Year ended December 31,
2023	$2,490	7,290	9,780
2024	1,029	6,943	7,972
2025	190	6,649	6,839
2026	54	6,156	6,210
2027	2	6,053	6,055
Thereafter	—	18,832	18,832
Total lease payments	3,765	51,923	55,688
Less: imputed interest	47	4,496	4,543
Less: leases that have not yet commenced	—	2,922	2,922
Total lease liabilities	$3,718	44,505	48,223

Refer to Note 4. "Statements of Cash Flows" in Item 8. "Financial Statements and Supplementary Data." of Form 10-K for supplemental cash and non-cash transactions included in the measurement of operating and finance lease liabilities.

Note 20. Commitments and Contingencies
(a) We purchase annuities from life insurance companies to fulfill obligations under claim settlements that provide for periodic future payments to claimants. As of December 31, 2022, we had purchased such annuities with a present value of $31.0 million for settlement of claims on a structured basis for which we are contingently liable. To our knowledge, there are no material defaults from any of the issuers of such annuities.

(b) As of December 31, 2022, we have made commitments that may require us to invest additional amounts into our investment portfolio, which are as follows:

($ in millions)	Amount of Obligation
Alternative investments	$246.1
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	106.6
Non-publicly traded common stock within our equity portfolio	35.0
CMLs	4.9
Privately-placed corporate securities	20.1
Total	$412.7

There is no certainty that any such additional investment will be required. We expect to have the capacity to repay or refinance these obligations as they come due.

Note 21. Litigation
As of December 31, 2022, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in the handling of insurance claims. We believe that we have valid defenses to these allegations and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate, adverse outcomes could potentially have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Note 22. Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds
(a) Statutory Financial Information
The Insurance Subsidiaries prepare their statutory financial statements in accordance with accounting principles prescribed or permitted by the various state insurance departments of domicile. Prescribed statutory accounting principles include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC"). Permitted statutory accounting principles encompass all accounting principles that are not prescribed; such principles differ from state to state, may differ from company to company within a state and may change in the future. The Insurance Subsidiaries do not utilize any permitted statutory accounting principles that affect the determination of statutory surplus, statutory net income, or risk-based capital (“RBC”). As of December 31, 2022, the various state insurance departments of domicile have adopted the March 2022 version of the NAIC Accounting Practices and Procedures manual in its entirety, as a component of prescribed or permitted practices.

The following table provides statutory data for each of our Insurance Subsidiaries:

	State of Domicile	Unassigned Surplus		Statutory Surplus		Statutory Net Income
($ in millions)		2022	2021	2022	2021	2022	2021	2020
SICA	New Jersey	$686.6	673.1	851.8	838.3	103.1	134.7	81.8
Selective Way Insurance Company ("SWIC")	New Jersey	461.9	436.4	517.8	492.4	69.6	74.5	54.0
SICSC	Indiana	164.1	166.3	198.4	200.6	17.0	24.2	20.8
SICSE	Indiana	135.9	132.7	163.5	160.3	14.2	19.4	16.8
SICNY	New York	137.4	127.0	165.1	154.7	13.2	18.6	15.3
Selective Insurance Company of New England ("SICNE")	New Jersey	38.2	34.5	69.3	65.6	5.1	7.5	6.8
Selective Auto Insurance Company of New Jersey ("SAICNJ")	New Jersey	102.2	90.4	147.1	135.2	12.7	16.7	12.9
Mesa Underwriters Specialty Insurance Company ("MUSIC")	New Jersey	52.8	47.4	122.3	116.9	9.7	13.9	11.4
Selective Casualty Insurance Company ("SCIC")	New Jersey	91.4	83.4	167.9	159.9	14.0	20.6	16.2
Selective Fire and Casualty Insurance Company ("SFCIC")	New Jersey	37.6	34.2	70.5	67.1	5.8	8.2	6.4
Total		$1,908.1	1,825.4	2,473.7	2,391.0	264.4	338.3	242.4

(b) Capital Requirements
The Insurance Subsidiaries are required to maintain certain minimum amounts of statutory surplus to satisfy the requirements of their various state insurance departments of domicile. RBC requirements for property and casualty insurance companies are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The Insurance Subsidiaries' combined total adjusted capital exceeded the required level of capital as defined by the NAIC based on their 2022 statutory financial statements. In the fourth quarter of 2020, the NAIC adopted the basic structure of Group Capital Calculation ("GCC"), along with a model law to enable the GCC after state legislative enactment. The GCC expands the existing RBC calculation to include (i) capital requirements for other regulated entities in the group, and (ii) defined capital calculation for other group entities that are unregulated. Our New Jersey state insurance regulators adopted the GCC model law in 2022. Based on our 2022 statutory financial statements, our GCC ratio exceeds the regulatory action minimum threshold. In addition to statutory capital requirements, we are impacted by various rating agency requirements related to certain rating levels. These required capital levels may be higher than statutory requirements.

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

As of December 31, 2022, the Parent had an aggregate of $484.3 million in investments and cash available to fund future dividends and interest payments. These amounts are not subject to any regulatory restrictions other than the standard state insolvency restrictions noted above, whereas our consolidated retained earnings of $2.7 billion are predominately restricted due to regulations applicable to our Insurance Subsidiaries. In 2023, the Insurance Subsidiaries have the ability to provide for $283.1 million in annual dividends to the Parent; however, as regulated entities, these dividends are subject to certain restrictions, which are further discussed below. The Parent also has other potential sources of liquidity, such as: (i) borrowings from our Indiana Subsidiaries; (ii) debt issuances; (iii) common and preferred stock issuances; and (iv) borrowings under our Line of Credit. Borrowings from our Indiana Subsidiaries are governed by approved intercompany lending agreements with the Parent that provide for additional capacity of $121.5 million as of December 31, 2022, based on restrictions in these agreements that limit borrowings to 10% of the admitted assets of the Indiana Subsidiaries. For additional restrictions on the Parent's debt, see Note 11. "Indebtedness" in this Form 10-K.

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

The table below provides the following information: (i) quantitative data regarding all Insurance Subsidiaries' dividends paid to the Parent in 2022, which was used for debt service, shareholder dividends, and general operating purposes; and (ii) the maximum ordinary dividends that can be paid to the Parent by the Insurance Subsidiaries in 2023, based on the 2022 statutory financial statements.

Dividends		Twelve Months ended December 31, 2022	2023
($ in millions)	State of Domicile	Ordinary Dividends Paid	Maximum Ordinary Dividends
SICA	New Jersey	$62.3	$103.1
SWIC	New Jersey	24.3	69.6
SICSC	Indiana	5.6	19.8
SICSE	Indiana	6.6	16.4
SICNY	New York	3.0	16.5
SICNE	New Jersey	1.5	6.9
SAICNJ	New Jersey	1.3	14.7
MUSIC	New Jersey	5.3	12.2
SCIC	New Jersey	7.8	16.8
SFCIC	New Jersey	2.3	7.1
Total		$120.0	$283.1

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO Framework") in 2013.

Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting is effective.

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting
We have audited Selective Insurance Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to V (collectively, the consolidated financial statements), and our report dated February 10, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 10, 2023

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Because we will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2022, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10. Directors, Executive Officers and Corporate Governance.
Information about our executive officers, directors, and all other matters required to be disclosed in Item 10. "Directors, Executive Officers and Corporate Governance." appears under the "Executive Officers," "Information About Proposal 1 - Election of Directors," and "Board Meetings and Committees" sections of the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.

Item 11. Executive Compensation.
Information about compensation of our named executive officers appears under the "Executive Compensation," including, without limitation, the Compensation Discussion and Analysis and related tabular disclosures, the "CEO Pay Ratio," "Pay versus Performance," and the "Compensation Committee Report" sections of the Proxy Statement and is hereby incorporated by reference. Information about compensation of the Board appears under the "Director Compensation" section of the Proxy Statement and is hereby incorporated by reference.

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

SCHEDULE I

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2022

Types of investment
($ in thousands)	Amortized Cost or Cost	Fair Value	Carrying Amount
Fixed income securities:
Held-to-maturity:
Obligations of states and political subdivisions	$3,405	3,405	3,405
Public utilities	—	—	—
All other corporate securities	27,752	26,432	27,752
Total fixed income securities, held-to-maturity	31,157	29,837	31,157

Available-for-sale:
U.S. government and government agencies	209,528	189,239	189,239
Foreign government	11,199	9,608	9,608
Obligations of states and political subdivisions	965,231	918,018	918,018
Public utilities	110,544	97,717	97,717
All other corporate securities	2,448,111	2,237,308	2,237,308
Collateralized loan obligation securities and other asset-backed securities	1,607,660	1,485,973	1,485,973
Residential mortgage-backed securities	1,169,546	1,059,832	1,059,832
Commercial mortgage-backed securities	663,935	614,412	614,412
Total fixed income securities, available-for-sale	7,185,754	6,612,107	6,612,107

Equity securities:
Common stock:
Banks, trusts and insurance companies	22,579	20,201	20,201
Industrial, miscellaneous and all other	142,892	140,154	140,154
Nonredeemable preferred stock	1,960	1,645	1,645
Total equity securities	167,431	162,000	162,000
Commercial mortgage loans	149,305		149,189
Short-term investments	440,439		440,456
Alternative investments	371,316		371,316
Other investments	71,244		71,244
Total investments	$8,045,330		7,837,469

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K

SCHEDULE II

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Balance Sheets

	December 31,
($ in thousands, except share amounts)	2022	2021
Assets:
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $1,194 – 2022; $542 – 2021; amortized cost: $418,588 – 2022; $317,703 – 2021	$387,535	325,014
Equity securities	48,095	136,362
Short-term investments	33,008	56,042
Alternative investments	15,631	9,241
Cash	26	455
Investment in subsidiaries	2,524,448	2,954,725
Current federal income tax	8,894	7,208
Deferred federal income tax	14,733	4,487
Other assets	11,104	9,178
Total assets	$3,043,474	3,502,712

Liabilities:
Long-term debt	$440,958	440,600
Intercompany notes payable	56,266	57,980
Accrued long-term stock compensation	11,101	10,965
Other liabilities	7,585	10,282
Total liabilities	$515,910	519,827

Stockholders’ Equity:
Preferred stock of $0 par value per share:
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2022 and 2021	$200,000	200,000
Common stock of $2 par value per share:
Authorized shares: 360,000,000
Issued: 104,847,111 – 2022; 104,450,916 – 2021	209,694	208,902
Additional paid-in capital	493,488	464,347
Retained earnings	2,749,703	2,603,472
Accumulated other comprehensive (loss) income	(498,042)	115,099
Treasury stock – at cost (shares: 44,508,211 – 2022; 44,266,534 – 2021)	(627,279)	(608,935)
Total stockholders’ equity	2,527,564	2,982,885
Total liabilities and stockholders’ equity	$3,043,474	3,502,712

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Income

	Year ended December 31,
($ in thousands)	2022	2021	2020
Revenues:
Dividends from subsidiaries	$120,007	140,018	104,992
Net investment income earned	18,622	15,454	7,579
Net realized and unrealized investment (losses) gains	(17,855)	1,898	1,756
Total revenues	120,774	157,370	114,327

Expenses:
Interest expense	28,897	28,988	29,220
Other expenses	31,116	28,305	25,412
Total expenses	60,013	57,293	54,632

Income before federal income tax	60,761	100,077	59,695

Federal income tax (benefit) expense:
Current	(9,381)	(6,552)	(10,987)
Deferred	(2,189)	12	473
Total federal income tax benefit	(11,570)	(6,540)	(10,514)

Net income before equity in undistributed income of subsidiaries	72,331	106,617	70,209

Equity in undistributed income of subsidiaries, net of tax	152,555	297,220	176,146

Net income	$224,886	403,837	246,355

Preferred stock dividends	9,200	9,353	—

Net income available to common stockholders	$215,686	394,484	246,355

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE II (continued)

SELECTIVE INSURANCE GROUP, INC.
(Parent Corporation)
Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2022	2021	2020
Operating Activities:
Net income	$224,886	403,837	246,355

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries, net of tax	(152,555)	(297,220)	(176,146)
Stock-based compensation expense	18,428	15,893	16,227
Net realized and unrealized investment losses (gains)	17,855	(1,898)	(1,756)
Undistributed (income) losses of equity method investments	(2,240)	(1,859)	672
Amortization – other	(154)	1,076	1,080

Changes in assets and liabilities:
Increase (decrease) in accrued long-term stock compensation	136	2,727	(366)
(Increase) decrease in net federal income taxes	(3,875)	3,843	5,549
Increase in other assets	(1,961)	(7,251)	(317)
Decrease in other liabilities	(2,813)	(1,742)	(390)
Net cash provided by operating activities	97,707	117,406	90,908

Investing Activities:
Purchases of fixed income securities, available-for-sale	(208,512)	(113,829)	(89,726)
Purchases of equity securities	(1,647)	(5,676)	(157,411)
Purchases of short-term investments	(362,213)	(330,843)	(523,961)
Purchases of alternative investments	(4,149)	(4,949)	(4,065)
Redemption and maturities of fixed income securities, available-for-sale	35,527	51,524	26,877
Sales of fixed income securities, available-for-sale	66,725	15,713	23,276
Sales of equity securities	77,971	31,204	—
Sales of short-term investments	385,254	311,225	523,813
Proceeds from alternative investments	—	959	—
Capital contribution to subsidiaries	—	—	(30,000)
Net cash used in investing activities	(11,044)	(44,672)	(231,197)

Financing Activities:
Dividends to preferred stockholders	(9,200)	(9,353)	—
Dividends to common stockholders	(66,920)	(60,136)	(54,486)
Acquisition of treasury stock	(18,344)	(9,050)	(7,053)
Proceeds from borrowings	—	—	50,000
Repayment of borrowings	—	—	(50,000)
Net proceeds from stock purchase and compensation plans	9,086	7,976	8,411
Preferred stock issued, net of issuance costs	—	(479)	195,063
Principal payment on borrowings from subsidiaries	(1,714)	(1,631)	(1,552)
Net cash (used in) provided by financing activities	(87,092)	(72,673)	140,383

Net (decrease) increase in cash	(429)	61	94
Cash, beginning of year	455	394	300
Cash, end of year	$26	455	394

See accompanying Report of Independent Registered Public Accounting Firm. Information should be read in conjunction with the Notes to Consolidated Financial Statements of Selective Insurance Group, Inc. and its subsidiaries. Both items are in Item 8. “Financial Statements and Supplementary Data.” of this Form 10-K.

SCHEDULE III

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
Year ended December 31, 2022

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$311,535	4,275,002	1,511,447	2,739,819	—	1,683,988	605,845	306,290	2,901,984
Standard Personal Lines Segment	17,817	340,302	322,668	299,405	—	231,113	27,129	48,356	319,059
E&S Lines Segment	39,272	529,517	158,666	334,156	—	196,677	72,848	34,332	352,547
Investments Segment	—	—	—	—	173,347	—	—	—	—
Total	$368,624	5,144,821	1,992,781	3,373,380	173,347	2,111,778	705,822	388,978	3,573,590
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $388,978 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$400,313
Other income	(11,335)
Total	$388,978
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.
 Year ended December 31, 2021

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$279,850	3,832,151	1,346,809	2,443,885	—	1,426,768	539,606	278,915	2,593,018
Standard Personal Lines Segment	12,911	270,066	317,276	293,559	—	212,116	25,918	51,559	292,265
E&S Lines Segment	34,154	478,686	139,122	279,809	—	175,100	60,945	27,734	304,430
Investments Segment	—	—	—	—	344,188	—	—	—	—
Total	$326,915	4,580,903	1,803,207	3,017,253	344,188	1,813,984	626,469	358,208	3,189,713
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $358,208 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$375,931
Other income	(17,723)
Total	$358,208
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

Year ended December 31, 2020

($ in thousands)	Deferred policy acquisition costs	Reserve for loss and loss expense	Unearned premiums	Net premiums earned	Net investment income[1]	Loss and loss expense incurred	Amortization of deferred policy acquisition costs	Other operating expenses[2]	Net premiums written
Standard Commercial Lines Segment	$246,494	3,596,340	1,196,243	2,143,184	—	1,245,627	474,322	271,504	2,230,636
Standard Personal Lines Segment	13,803	228,348	308,183	299,140	—	233,260	30,694	50,694	295,166
E&S Lines Segment	28,281	435,667	113,845	239,490	—	156,936	55,255	27,173	247,290
Investments Segment	—	—	—	—	222,890	—	—	—	—
Total	$288,578	4,260,355	1,618,271	2,681,814	222,890	1,635,823	560,271	349,371	2,773,092
1Includes “Net investment income earned” and “Net realized and unrealized investment (losses) gains” on the Consolidated Statements of Income.
2“Other operating expenses” of $349,371 reconciles to the Consolidated Statements of Income as follows:

Other insurance expenses	$366,941
Other income	(17,570)
Total	$349,371
See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE IV

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
REINSURANCE
Years ended December 31, 2022, 2021, and 2020

($ thousands)	Direct Amount	Assumed from Other Companies	Ceded to Other Companies	Net Amount	% of Amount Assumed to Net
2022
Premiums earned:
Accident and health insurance	$—	—	—	—	—
Property and liability insurance	3,880,522	30,742	537,884	3,373,380	1%
Total premiums earned	3,880,522	30,742	537,884	3,373,380	1%

2021
Premiums earned:
Accident and health insurance	$2	—	2	—	—
Property and liability insurance	3,472,713	21,550	477,010	3,017,253	1%
Total premiums earned	3,472,715	21,550	477,012	3,017,253	1%

2020
Premiums earned:
Accident and health insurance	$13	—	13	—	—
Property and liability insurance	3,108,674	25,010	451,870	2,681,814	1%
Total premiums earned	3,108,687	25,010	451,883	2,681,814	1%

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

SCHEDULE V

SELECTIVE INSURANCE GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
ALLOWANCE FOR CREDIT LOSSES ON PREMIUMS AND OTHER RECEIVABLES
Years ended December 31, 2022, 2021, and 2020

($ in thousands)	2022	2021	2020
Balance, January	$15,200	22,777	10,800
Cumulative effect adjustment	—	—	(1,845)
Balance at the beginning of the period, as adjusted	15,200	22,777	8,955
Additions	7,478	1,766	17,576
Deductions	(4,978)	(9,343)	(3,754)
Balance, December 31	$17,700	15,200	22,777

See accompanying Report of Independent Registered Public Accounting Firm in Item 8. "Financial Statements and Supplementary Data." of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of Selective Insurance Group, Inc., filed May 4, 2010, as amended by Certificate of Correction thereto, dated August 17, 2020 and effective May 4, 2010 (incorporated by reference herein to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Selective Insurance Group, Inc., with respect to the 4.60% Non-Cumulative Preferred Stock, Series B of Selective Insurance Group, Inc., filed with the State of New Jersey Department of Treasury and effective December 7, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A, filed December 8, 2020, File No. 001-33067).

3.3	By-Laws of Selective Insurance Group, Inc., effective July 29, 2015 (incorporated by reference herein to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed July 30, 2015, File No. 001-33067).

4.1	Indenture, dated as of September 24, 2002, between Selective Insurance Group, Inc. and National City Bank, as Trustee, relating to the Company's 1.6155% Senior Convertible Notes due September 24, 2032 (incorporated by reference herein to Exhibit 4.1 of the Company's Registration Statement on Form S-3, filed November 26, 2002 File No. 333-101489).

4.2	Indenture, dated as of November 16, 2004, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company's 7.25% Senior Notes due 2034 (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed November 18, 2004, File No. 000-08641).

4.3	Indenture, dated as of November 3, 2005, between Selective Insurance Group, Inc. and Wachovia Bank, National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2035 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed November 9, 2005, File No. 000-08641).

4.4	Indenture, dated as of February 8, 2013, between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference herein to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 8, 2013, File No. 001-33067).

4.5	Second Supplemental Indenture, dated as of March 1, 2019 between Selective Insurance Group, Inc. and U.S. Bank National Association, as Trustee, relating to the Company’s 5.375% Senior Notes due 2049 (incorporated by reference herein to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed March 1, 2019 File No. 001-33067).

4.6	Deposit Agreement, dated as of December 9, 2020, among the Company and Equiniti Trust Company, acting as Depositary, Registrar and Transfer Agent, and the holders from time to time of the depositary receipts described therein (incorporated by reference herein to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed December 9, 2020, File No. 001-33067).

4.7	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference herein to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 12, 2021, File No. 001-33067).

10.1+	Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed October 31, 2008, File No. 001-33067).

Exhibit
Number

10.1a+	Amendment No. 1 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.1b+	Amendment No. 2 to Selective Insurance Supplemental Pension Plan, As Amended and Restated Effective January 1, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 5, 2020, File No. 001-33067).

10.2+	Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2a+	Amendment No 1. to Selective Insurance Company of America Deferred Compensation Plan (2005) (incorporated by reference herein to Exhibit 10.2a of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed October 27, 2011, File No. 001-33067).

10.2b+	Amendment No. 2 to Selective Insurance Company of America Deferred Compensation Plan (2005), As Amended and Restated Effective as of January 1, 2010 (incorporated by reference herein to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed March 25, 2013, File No. 001-33067).

10.3+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan, effective May 1, 2014 (incorporated by reference herein to Appendix A-1 to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed April 3, 2014, File No. 001-33067).

10.4+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Stock Option Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.5+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Stock Option Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.6+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.7+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.8+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Service-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.9+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.10+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan Director Restricted Stock Unit Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.11+	Selective Insurance Group, Inc. 2005 Omnibus Stock Plan As Amended and Restated Effective as of May 1, 2010 (incorporated by reference herein to Appendix C of the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, filed March 25, 2010, File No. 001-33067).

Exhibit
Number

10.12+	Selective Insurance Group, Inc. 2014 Omnibus Stock Plan as Amended and Restated Effective as of May 2, 2018 (incorporated by reference herein to Appendix A of the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, filed March 26, 2018, File No. 001-33067).

10.13+
Selective Insurance Group, Inc. Non-Employee Directors’ Compensation and Deferral Plan, As Amended and Restated Effective as of January 1, 2017 (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017, File No. 001-33067).

10.14+ (P)	Deferred Compensation Plan for Directors (incorporated by reference herein to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 000-08641).

10.15+	Selective Insurance Group, Inc. Employee Stock Purchase Plan (2021), Amended and Restated Effective July 1, 2021 (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021, File No. 001-33067).

10.16+	Selective Insurance Group, Inc. Cash Incentive Plan As Amended and Restated as of May 1, 2014 (incorporated by reference herein to Appendix B to the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, filed March 24, 2014, File No. 001-33067).

10.17+	Selective Insurance Group, Inc. Cash Incentive Plan Service-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.18+	Selective Insurance Group, Inc. Cash Incentive Plan Performance-Based Cash Incentive Unit Award Agreement (incorporated by reference herein to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed April 24, 2014, File No. 001-33067).

10.19+	Amended and Restated Selective Insurance Group, Inc. Stock Purchase Plan for Independent Insurance Agencies (2010), Amended and Restated as of November 1, 2020 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed October 29, 2020, File No. 001-33067).

10.20+	Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, (incorporated by reference herein to Exhibit A of the Company’s Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, filed March 31, 2000, File No. 000-08641).

10.21+	Amendment to Selective Insurance Group, Inc. Stock Compensation Plan for Nonemployee Directors, as amended (incorporated by reference herein to Exhibit 10.22a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009, File No. 001-33067).

10.22+	Employment Agreement between Selective Insurance Company of America and Gregory E. Murphy, effective as of February 1, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 1, 2019, File No. 001-33067).

10.23+	Employment Agreement between Selective Insurance Company of America and John J. Marchioni, dated as of February 10, 2020 (incorporated by reference herein to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.24+	Employment Agreement between Selective Insurance Company of America and Mark A. Wilcox, dated as of October 28, 2016 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed October 31, 2016, File No. 001-33067).

10.25+	Employment Agreement between Selective Insurance Company of America and Michael H. Lanza, dated as of March 2, 2020 (incorporated by reference herein to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed March 2, 2020, File No. 001-33067).

Exhibit
Number

10.26+	Employment Agreement between Selective Insurance Company of America and Brenda M. Hall, dated as of September 30, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.27+	Employment Agreement between Selective Insurance Company of America and Paul Kush, dated as of December 5, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.28+	Employment Agreement between Selective Insurance Company of America and Vincent M. Senia, dated as of June 6, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 28, 2021, File No. 001-33067).

10.29	Credit Agreement among Selective Insurance Group, Inc., the Lenders Named Therein and Bank of Montreal, Chicago Branch, as Administrative Agent, dated as of December 20, 2019 (incorporated by reference herein to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 12, 2020, File No. 001-33067).

10.30	Form of Indemnification Agreement between Selective Insurance Group, Inc. and each of its directors and executive officers, as adopted on May 19, 2005 (incorporated by reference herein to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed May 20, 2005, File No. 000-08641).

10.31+	Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, File No. 001-33067).

10.32+	Amendment No. 1 to the Selective Insurance Group, Inc. Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference herein to Exhibit 10.27a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011, File No. 001-33067).

Exhibit
Number

*21	Subsidiaries of Selective Insurance Group, Inc.

*23.1	Consent of KPMG LLP.

*24.1	Power of Attorney of Ainar D. Aijala, Jr.

*24.2	Power of Attorney of Lisa Rojas Bacus.

*24.3	Power of Attorney of John C. Burville.

*24.4	Power of Attorney of Terrence W. Cavanaugh.

*24.5	Power of Attorney of Wole C. Coaxum.

*24.6	Power of Attorney of Robert Kelly Doherty.

*24.7	Power of Attorney of Thomas A. McCarthy.

*24.8	Power of Attorney of Stephen C. Mills.

*24.9	Power of Attorney of H. Elizabeth Mitchell.

*24.10	Power of Attorney of Michael J. Morrissey.

*24.11	Power of Attorney of Cynthia S. Nicholson.

*24.12	Power of Attorney of William M. Rue.

*24.13	Power of Attorney of John S. Scheid.

*24.14	Power of Attorney of J. Brian Thebault.

*24.15	Power of Attorney of Philip H. Urban.

*31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Glossary of Terms.

** 101	The following financial statements from the Company's Annual report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (II) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

** 104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL.

* Filed herewith.
** Furnished and not filed herewith.
+ Management compensation plan or arrangement.
(P) Paper filed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.

By: /s/ John J. Marchioni	February 10, 2023
John J. Marchioni
Chairperson of the Board, President and Chief Executive Officer
(principal executive officer)

By: /s/ Mark A. Wilcox	February 10, 2023
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)

By: /s/ Anthony D. Harnett	February 10, 2023
Anthony D. Harnett
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John J. Marchioni	February 10, 2023
John J. Marchioni
Chairperson of the Board, President and Chief Executive Officer

*	February 10, 2023
Ainar D. Aijala, Jr.
Director

*	February 10, 2023
Lisa Rojas Bacus
Director

*	February 10, 2023
John C. Burville
Director

*	February 10, 2023
Terrence W. Cavanaugh
Director

*	February 10, 2023
Wole C. Coaxum
Director

*	February 10, 2023
Robert Kelly Doherty
Director

*	February 10, 2023
Thomas A. McCarthy
Director

*	February 10, 2023
Stephen C. Mills
Director

*	February 10, 2023
H. Elizabeth Mitchell
Director

*	February 10, 2023
Michael J. Morrissey
Director

*	February 10, 2023
Cynthia S. Nicholson
Director

*	February 10, 2023
William M. Rue
Director

*	February 10, 2023
John S. Scheid
Director

*	February 10, 2023
J. Brian Thebault
Director

*	February 10, 2023
Philip H. Urban
Director

* By: /s/ Michael H. Lanza	February 10, 2023
Michael H. Lanza
Attorney-in-fact