Form 10-Q
period 2023-03-31
SELECTIVE INSURANCE GROUP INC
filed 2023-05-04
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2023, there were 60,492,814 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $23,522 – 2023; $29,837 – 2022)	$24,650	31,157
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	24,650	31,157
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $33,554 – 2023 and $45,721 – 2022; amortized cost: $7,441,048 – 2023 and $7,185,754 – 2022)	6,964,516	6,612,107
Commercial mortgage loans – at carrying value (fair value: $147,540 – 2023 and $139,243 – 2022)	157,283	149,305
Less: allowance for credit losses	(99)	(116)
Commercial mortgage loans, net of allowance for credit losses	157,184	149,189
Equity securities – at fair value (cost: $134,358 – 2023; $167,431 – 2022)	132,175	162,000
Short-term investments	302,750	440,456
Alternative investments	380,028	371,316
Other investments	68,141	71,244
Total investments (Note 4 and 5)	$8,029,444	7,837,469
Cash	149	26
Restricted cash	35,516	25,183
Accrued investment income	57,340	59,167
Premiums receivable	1,171,265	1,101,787
Less: allowance for credit losses (Note 6)	(17,100)	(16,100)
Premiums receivable, net of allowance for credit losses	1,154,165	1,085,687
Reinsurance recoverable	669,342	784,410
Less: allowance for credit losses (Note 7)	(2,300)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	667,042	782,810
Prepaid reinsurance premiums	174,574	172,371
Current federal income tax	—	3,545
Deferred federal income tax	158,078	172,733
Property and equipment – at cost, net of accumulated depreciation and amortization of: $257,277 – 2023; $251,209 – 2022	83,367	84,306
Deferred policy acquisition costs	387,944	368,624
Goodwill	7,849	7,849
Other assets	259,547	202,491
Total assets	$11,015,015	10,802,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$5,099,450	5,144,821
Unearned premiums	2,092,416	1,992,781
Long-term debt	504,150	504,676
Current federal income tax	20,295	—
Accrued salaries and benefits	88,779	115,185
Other liabilities	540,521	517,234
Total liabilities	$8,345,611	8,274,697

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2023 and 2022
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,074,577 – 2023; 104,847,111 – 2022	210,149	209,694
Additional paid-in capital	502,713	493,488
Retained earnings	2,821,613	2,749,703
Accumulated other comprehensive income (loss) (Note 11)	(430,349)	(498,042)
Treasury stock – at cost (shares: 44,581,991 – 2023; 44,508,211 – 2022)	(634,722)	(627,279)
Total stockholders’ equity	$2,669,404	2,527,564
Commitments and contingencies
Total liabilities and stockholders’ equity	$11,015,015	10,802,261
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended March 31,
($ in thousands, except per share amounts)	2023	2022
Revenues:
Net premiums earned	$902,336	812,283
Net investment income earned	91,506	72,602
Net realized and unrealized investment gains (losses)	3,344	(40,352)
Other income	2,634	1,529
Total revenues	999,820	846,062

Expenses:
Loss and loss expense incurred	567,438	494,236
Amortization of deferred policy acquisition costs	189,761	169,757
Other insurance expenses	108,588	93,990
Interest expense	7,166	7,168
Corporate expenses	12,108	11,021
Total expenses	885,061	776,172

Income before federal income tax	114,759	69,890

Federal income tax expense:
Current	25,505	17,178
Deferred	(3,320)	(3,618)
Total federal income tax expense	22,185	13,560

Net income	$92,574	56,330

Preferred stock dividends	2,300	2,300

Net income available to common stockholders	$90,274	54,030

Earnings per common share:
Net income available to common stockholders - Basic	$1.49	0.89

Net income available to common stockholders - Diluted	$1.48	0.89

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended March 31,
($ in thousands)	2023	2022
Net income	$92,574	56,330

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	52,079	(206,848)
Unrealized gains (losses) on securities with credit loss recognized in earnings	17,721	(68,430)
Amounts reclassified into net income:
Held-to-maturity securities	—	1
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	4,822	12,633
Credit loss (benefit) expense	(7,527)	17,421
Total unrealized gains (losses) on investment securities	67,095	(245,223)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	598	329
Total defined benefit pension and post-retirement plans	598	329
Other comprehensive income (loss)	67,693	(244,894)
Comprehensive income (loss)	$160,267	(188,564)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Preferred stock:
Beginning of period	$200,000	200,000
Issuance of preferred stock	—	—
End of period	200,000	200,000

Common stock:
Beginning of period	209,694	208,902
Dividend reinvestment plan	9	11
Stock purchase and compensation plans	446	423
End of period	210,149	209,336

Additional paid-in capital:
Beginning of period	493,488	464,347
Dividend reinvestment plan	459	443
Stock purchase and compensation plans	8,766	8,000
End of period	502,713	472,790

Retained earnings:
Beginning of period	2,749,703	2,603,472
Net income	92,574	56,330
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(18,364)	(17,065)
End of period	2,821,613	2,640,437

Accumulated other comprehensive income (loss):
Beginning of period	(498,042)	115,099
Other comprehensive income (loss)	67,693	(244,894)
End of period	(430,349)	(129,795)

Treasury stock:
Beginning of period	(627,279)	(608,935)
Acquisition of treasury stock - share repurchase authorization	—	(76)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(7,443)	(5,516)
End of period	(634,722)	(614,527)

Total stockholders’ equity	$2,669,404	2,778,241

Dividends declared per preferred share	$287.50	287.50
Dividends declared per common share	$0.30	0.28

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000
Issuance of preferred stock	—	—
End of period	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,338,900	60,184,382
Dividend reinvestment plan	4,650	5,641
Stock purchase and compensation plan	222,816	218,442
Acquisition of treasury stock - share repurchase authorization	—	(1,000)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(73,780)	(71,993)
End of period	60,492,586	60,335,472

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Quarter ended March 31,
($ in thousands)	2023	2022
Operating Activities
Net income	$92,574	56,330

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,957	12,807
Stock-based compensation expense	7,719	7,031
Undistributed gains of equity method investments	(6,693)	(9,406)
Distributions in excess of current year income of equity method investments	1,876	11,626
Net realized and unrealized (gains) losses	(3,344)	40,352
Loss on disposal of fixed assets	—	2

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	70,397	86,197
Increase in unearned premiums, net of prepaid reinsurance	97,432	77,515
Decrease in net federal income taxes	20,522	13,656
Increase in premiums receivable	(68,478)	(66,346)
Increase in deferred policy acquisition costs	(19,320)	(14,774)
Decrease (increase) in accrued investment income	1,456	(185)
Decrease in accrued salaries and benefits	(26,406)	(30,473)
Increase in other assets	(4,083)	(10,789)
Decrease in other liabilities	(36,840)	(80,864)
Net cash provided by (used in) operating activities	135,769	92,679

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(5,000)
Purchases of fixed income securities, available-for-sale	(1,003,617)	(874,665)
Purchases of commercial mortgage loans	(8,447)	(20,399)
Purchases of equity securities	(3,229)	(13,952)
Purchases of alternative investments and other investments	(7,736)	(15,555)
Purchases of short-term investments	(1,361,774)	(910,191)
Sales of fixed income securities, available-for-sale	639,365	425,234
Proceeds from commercial mortgage loans	469	301
Sales of short-term investments	1,499,963	1,101,725
Redemption and maturities of fixed income securities, held-to-maturity	6,507	756
Redemption and maturities of fixed income securities, available-for-sale	109,999	216,024
Sales of equity securities	32,918	2,626
Sales of other investments	—	525
Distributions from alternative investments and other investments	2,854	4,342
Purchases of property and equipment	(5,510)	(7,677)
Net cash provided by (used in) investing activities	(98,238)	(95,906)

Financing Activities
Dividends to preferred stockholders	(2,300)	(2,300)
Dividends to common stockholders	(17,690)	(16,447)
Acquisition of treasury stock	(7,443)	(5,592)
Net proceeds from stock purchase and compensation plans	973	999
Repayments of finance lease obligations	(615)	(612)
Net cash provided by (used in) financing activities	(27,075)	(23,952)
Net increase (decrease) in cash and restricted cash	10,456	(27,179)
Cash and restricted cash, beginning of period	25,209	45,063
Cash and restricted cash, end of period	$35,665	17,884

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the first quarters ended March 31, 2023 (“First Quarter 2023”) and March 31, 2022 (“First Quarter 2022”). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2024, as permitted by the newly issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848. We adopted this guidance in First Quarter 2023. We are not required to measure the effect of adoption on our financial position, cash flows, or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.

Pronouncements to be effective in the future
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance.

In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This ASU allows companies to elect to account for qualifying tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Companies were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income-housing tax credit structures. ASU 2023-02 extends the application of the proportional amortization method to qualifying tax equity investments that generate tax credits through other programs. It also requires new disclosures that provide a better understanding of the nature of the tax equity investments and the effect the tax equity investments and related income tax credits and other income tax benefits have on a company's financial position and results of operations. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently evaluating the impact of this guidance.

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Quarter ended March 31,
($ in thousands)	2023	2022
Cash paid (received) during the period for:
Interest	$8,528	8,523
Federal income tax	—	(800)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,235	2,058
Operating cash flows from financing leases	11	11
Financing cash flows from finance leases	615	612

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	4,629	1,244
Assets acquired under finance lease arrangements	—	38
Assets acquired under operating lease arrangements	4,237	5,760
Non-cash purchase of property and equipment	23	—
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	March 31, 2023	December 31, 2022
Cash	$149	26
Restricted cash	35,516	25,183
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$35,665	25,209

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of March 31, 2023 and December 31, 2022, were as follows:

March 31, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$360,176	—	1,347	(18,153)	343,370
Foreign government	11,185	(36)	—	(1,262)	9,887
Obligations of states and political subdivisions	713,515	(737)	3,048	(33,743)	682,083
Corporate securities	2,631,373	(16,756)	8,375	(175,042)	2,447,950
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,631,305	(3,895)	4,765	(102,040)	1,530,135
Residential mortgage-backed securities ("RMBS")	1,396,241	(11,740)	2,543	(85,388)	1,301,656
Commercial mortgage-backed securities ("CMBS")	697,253	(390)	383	(47,811)	649,435
Total AFS fixed income securities	$7,441,048	(33,554)	20,461	(463,439)	6,964,516

December 31, 2022	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$209,528	—	37	(20,326)	189,239
Foreign government	11,199	(284)	—	(1,307)	9,608
Obligations of states and political subdivisions	965,231	(1,024)	1,812	(48,001)	918,018
Corporate securities	2,558,655	(30,330)	3,509	(196,809)	2,335,025
CLO and other ABS	1,607,660	(2,375)	2,408	(121,720)	1,485,973
RMBS	1,169,546	(11,597)	1,148	(99,265)	1,059,832
CMBS	663,935	(111)	348	(49,760)	614,412
Total AFS fixed income securities	$7,185,754	(45,721)	9,262	(537,188)	6,612,107

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended March 31, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(248)	—	—	36
Obligations of states and political subdivisions	1,024	50	—	(254)	(83)	—	737
Corporate securities	30,330	2,854	—	(13,964)	(2,453)	(11)	16,756
CLO and other ABS	2,375	787	—	736	(3)	—	3,895
RMBS	11,597	12	—	219	(88)	—	11,740
CMBS	111	27	—	252	—	—	390
Total AFS fixed income securities	$45,721	3,730	—	(13,259)	(2,627)	(11)	33,554

Quarter ended March 31, 2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$46	103	—	1	—	—	150
Obligations of states and political subdivisions	137	1,732	—	132	(10)	—	1,991
Corporate securities	6,682	15,393	—	3,337	(1,247)	(1,099)	23,066
CLO and other ABS	939	1,288	—	59	(3)	—	2,283
RMBS	1,909	—	8,318	(63)	(135)	—	10,029
CMBS	11	72	—	(3)	—	—	80
Total AFS fixed income securities	$9,724	18,588	8,318	3,463	(1,395)	(1,099)	37,599

During First Quarter 2023 and 2022, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. Accrued interest on AFS securities was $55.9 million as of March 31, 2023, and $56.4 million as of December 31, 2022. We did not record any (i) write-offs of accrued interest during First Quarter 2023, and (ii) material write-offs of accrued interest in First Quarter 2022.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

March 31, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$30,947	(1,069)	82,522	(17,084)	113,469	(18,153)
Foreign government	5,135	(354)	4,752	(908)	9,887	(1,262)
Obligations of states and political subdivisions	256,332	(7,836)	179,924	(25,907)	436,256	(33,743)
Corporate securities	1,251,275	(60,040)	664,923	(115,002)	1,916,198	(175,042)
CLO and other ABS	492,148	(22,463)	780,530	(79,577)	1,272,678	(102,040)
RMBS	598,559	(25,403)	445,561	(59,985)	1,044,120	(85,388)
CMBS	354,433	(16,702)	253,708	(31,109)	608,141	(47,811)
Total AFS fixed income securities	$2,988,829	(133,867)	2,411,920	(329,572)	5,400,749	(463,439)

December 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$166,975	(13,658)	16,011	(6,668)	182,986	(20,326)
Foreign government	5,573	(608)	2,456	(699)	8,029	(1,307)
Obligations of states and political subdivisions	681,795	(43,767)	16,618	(4,234)	698,413	(48,001)
Corporate securities	1,889,492	(164,197)	133,223	(32,612)	2,022,715	(196,809)
CLO and other ABS	916,423	(69,155)	411,283	(52,565)	1,327,706	(121,720)
RMBS	887,229	(76,432)	108,041	(22,833)	995,270	(99,265)
CMBS	512,953	(37,815)	77,181	(11,945)	590,134	(49,760)
Total AFS fixed income securities	$5,060,440	(405,632)	764,813	(131,556)	5,825,253	(537,188)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses as of March 31, 2023, compared to December 31, 2022, was primarily driven by a decrease in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of March 31, 2023. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at March 31, 2023, by contractual maturity are shown below. The maturities of mortgage-backed securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$348,132	658	657
Due after one year through five years	3,062,605	14,597	13,944
Due after five years through 10 years	2,814,604	9,395	8,921
Due after 10 years	739,175	—	—
Total fixed income securities	$6,964,516	24,650	23,522

(d) The following table summarizes our alternative investment portfolio by strategy:

	March 31, 2023			December 31, 2022
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$289,598	129,839	419,437	280,980	134,676	415,656
Private credit	53,445	89,002	142,447	54,866	89,481	144,347
Real assets	36,985	20,738	57,723	35,470	21,945	57,415
Total alternative investments	380,028	239,579	619,607	371,316	246,102	617,418

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2023 or 2022.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is as of, and for the 3-month period ended, December 31:

Income Statement Information	Quarter ended March 31,
($ in millions)	2023	2022
Net investment income (loss)	$(70.7)	135.5
Realized gains	1,722.3	2,748.0
Net change in unrealized appreciation	1,443.7	5,178.2
Net income	$3,095.3	8,061.7
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$7.8	19.1

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at March 31, 2023 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at March 31, 2023:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	19.9	19.9
Obligations of states and political subdivisions	—	—	3.5	3.5
RMBS	61.2	28.4	—	89.6
CMBS	4.5	9.6	—	14.1
Total pledged as collateral	$65.7	38.0	23.4	127.1

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of March 31, 2023, or December 31, 2022.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended March 31,
($ in thousands)	2023	2022
Fixed income securities	$80,087	53,925
Commercial mortgage loans ("CMLs")	1,965	970
Equity securities	1,205	2,418
Short-term investments	4,650	101
Alternative investments	7,768	19,128
Other investments	43	177
Investment expenses	(4,212)	(4,117)
Net investment income earned	$91,506	72,602

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended March 31,
($ in thousands)	2023	2022
Gross gains on sales	$3,784	2,197
Gross losses on sales	(12,930)	(13,560)
Net realized gains (losses) on disposals	(9,146)	(11,363)
Net unrealized gains (losses) on equity securities	3,248	(2,154)
Net credit loss benefit (expense) on fixed income securities, AFS	9,529	(22,052)
Net credit loss benefit (expense) on fixed income securities, HTM	—	14
Net credit loss benefit (expense) on CMLs	17	—
Losses on securities for which we have the intent to sell	(304)	(4,797)
Net realized and unrealized investment gains (losses)	$3,344	(40,352)

Net realized and unrealized investment gains (losses) increased $43.7 million in First Quarter 2023 compared to First Quarter 2022, primarily driven by lower credit loss expense on our AFS fixed income securities portfolio resulting from a decline in benchmark U.S. Treasury rates.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended March 31,
($ in thousands)	2023	2022
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$(142)	(2,220)
On securities sold in period	3,390	66
Total unrealized gains (losses) recognized in income on equity securities	$3,248	(2,154)

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,923	54,209	49,921	51,705
6.70% Senior Notes	99,547	104,484	99,542	99,264
5.375% Senior Notes	294,448	278,321	294,424	258,459
3.03% borrowings from FHLBI	60,000	57,724	60,000	57,175
Subtotal long-term debt	503,918	494,738	503,887	466,603
Unamortized debt issuance costs	(2,871)		(2,929)
Finance lease obligations	3,103		3,718
Total long-term debt	$504,150		504,676

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at March 31, 2023, and December 31, 2022:

March 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$343,370	193,922	149,448	—
Foreign government	9,887	—	9,887	—
Obligations of states and political subdivisions	682,083	—	675,209	6,874
Corporate securities	2,447,950	—	2,236,365	211,585
CLO and other ABS	1,530,135	—	1,350,377	179,758
RMBS	1,301,656	—	1,301,656	—
CMBS	649,435	—	646,199	3,236
Total AFS fixed income securities	6,964,516	193,922	6,369,141	401,453
Equity securities:
Common stock[1]	130,460	21,969	—	628
Preferred stock	1,715	1,715	—	—
Total equity securities	132,175	23,684	—	628
Short-term investments	302,750	299,543	3,207	—
Total assets measured at fair value	$7,399,441	517,149	6,372,348	402,081

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$189,239	109,240	79,999	—
Foreign government	9,608	—	9,608	—
Obligations of states and political subdivisions	918,018	—	911,357	6,661
Corporate securities	2,335,025	—	2,147,045	187,980
CLO and other ABS	1,485,973	—	1,332,631	153,342
RMBS	1,059,832	—	1,059,832	—
CMBS	614,412	—	614,037	375
Total AFS fixed income securities	6,612,107	109,240	6,154,509	348,358
Equity securities:
Common stock[1]	160,355	55,846	—	897
Preferred stock	1,645	1,645	—	—
Total equity securities	162,000	57,491	—	897
Short-term investments	440,456	418,199	22,257	—
Total assets measured at fair value	$7,214,563	584,930	6,176,766	349,255
1Investments amounting to $107.9 million at March 31, 2023, and $103.6 million at December 31, 2022, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in First Quarter 2023 and First Quarter 2022:

Quarter Ended March 31, 2023
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	152	2,405	696	17	—	3,270
Net realized and unrealized gains (losses)	61	72	(73)	—	(269)	(209)
Net investment income earned	—	12	(32)	(1)	—	(21)
Purchases	—	24,799	13,403	—	—	38,202
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(4,044)	(1,192)	(3)	—	(5,239)
Transfers into Level 3	—	361	14,148	2,848	—	17,357
Transfers out of Level 3	—	—	(534)	—	—	(534)
Fair value, March 31, 2023	$6,874	211,585	179,758	3,236	628	402,081

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	61	72	(73)	—	(269)	(209)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	152	2,405	696	17	—	3,270

Quarter Ended March 31, 2022
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net gains (losses) for the period included in:
OCI	(343)	(6,529)	(4,335)	(17)	(415)	(11,639)
Net realized and unrealized gains (losses)	(157)	(1,809)	(472)	—	(7)	(2,445)
Net investment income earned	—	4	15	—	47	66
Purchases	—	2,964	27,033	—	—	29,997
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(69)	(136)	(11)	(11)	(227)
Transfers into Level 3	—	17,055	—	—	—	17,055
Transfers out of Level 3	—	(2,941)	(16,096)	(217)	(3,431)	(22,685)
Fair value, March 31, 2022	$7,245	122,802	130,918	—	439	261,404

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(157)	(1,809)	(472)	—	(7)	(2,445)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(343)	(6,529)	(4,335)	(17)	(415)	(11,639)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at March 31, 2023, and December 31, 2022:

March 31, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$95,499	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.6%
CLO and other ABS	66,234	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.8%
Total internal valuations	161,733
Other[1]	240,348
Total Level 3 securities	$402,081

December 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$81,867	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.3%
CLO and other ABS	59,452	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	141,319
Other[1]	207,936
Total Level 3 securities	$349,255
1Other is comprised of broker quotes or other third-party pricing for which there is a lack of transparency into the inputs used to develop the valuations. The quantitative details of these unobservable inputs are neither provided to us, nor reasonably available to us, and therefore are not included in the tables above.

For the securities in the tables above valued using a discounted cash flow analysis, we apply an illiquidity spread in our determination of fair value. An increase in this assumption would result in a lower fair value measurement.

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at March 31, 2023, and December 31, 2022:

March 31, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	23,522	—	23,522	—
Total HTM fixed income securities	$23,522	—	23,522	—

CMLs	$147,540	—	—	147,540

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$54,209	—	54,209	—
6.70% Senior Notes	104,484	—	104,484	—
5.375% Senior Notes	278,321	—	278,321	—
3.03% borrowings from FHLBI	57,724	—	57,724	—
Total long-term debt	$494,738	—	494,738	—

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,405	—	3,405	—
Corporate securities	26,432	—	26,432	—
Total HTM fixed income securities	$29,837	—	29,837	—

CMLs	$139,243	—	—	139,243

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,705	—	51,705	—
6.70% Senior Notes	99,264	—	99,264	—
5.375% Senior Notes	258,459	—	258,459	—
3.03% borrowings from FHLBI	57,175	—	57,175	—
Total long-term debt	$466,603	—	466,603	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended March 31,
($ in thousands)	2023	2022
Balance at beginning of period	$16,100	$13,600
Current period change for expected credit losses	1,910	916
Write-offs charged against the allowance for credit losses	(1,164)	(520)
Recoveries	254	304
Allowance for credit losses, end of period	$17,100	$14,300

In First Quarter 2023, we recognized an additional allowance for credit losses on premiums receivable of $2.2 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $2.5 million on 2023 premiums based on our historical write-off percentages and assumptions, partially offset by a $0.3 million allowance reduction on older policies.

In First Quarter 2022, we recognized an additional allowance for credit losses on premiums receivable of $1.2 million, excluding the impact of write-offs. The additional allowance consisted of a reserve of $2.3 million on 2022 policies based on our historical write-off percentages and assumptions, partially offset by a $1.1 million allowance reduction on older policies, primarily impacted by the COVID-19 pandemic, for which the credit loss did not fully materialize.

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of March 31, 2023, and December 31, 2022:

	March 31, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$80,787	$356	$81,143
A+	346,898	3,825	350,723
A	119,936	1,963	121,899
A-	3,686	89	3,775
Total rated reinsurers	$551,307	$6,233	$557,540

Non-rated reinsurers
Federal and state pools	$104,500	$—	$104,500
Other than federal and state pools	6,805	497	7,302
Total non-rated reinsurers	$111,305	$497	$111,802

Total reinsurance recoverable, gross	$662,612	$6,730	$669,342
Less: allowance for credit losses			(2,300)
Total reinsurance recoverable, net			$667,042

	December 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$46,282	$1	$46,283
A+	425,395	3,191	428,586
A	106,102	1,315	107,417
A-	7,148	89	7,237
Total rated reinsurers	$584,927	$4,596	$589,523

Non-rated reinsurers
Federal and state pools	$180,794	$—	$180,794
Other than federal and state pools	13,678	415	14,093
Total non-rated reinsurers	$194,472	$415	$194,887

Total reinsurance recoverable, gross	$779,399	$5,011	$784,410
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$782,810

The $76.3 million decrease in "Federal and state pools" as of March 31, 2023, compared to December 31, 2022, was primarily due to a decrease in the NFIP reserves recorded as of December 31, 2022 for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended March 31,
	2023	2022
Balance at beginning of period	$1,600	1,600
Current period change for expected credit losses	700	—
Write-offs charged against the allowance for credit losses	—	—
Recoveries	—	—
Allowance for credit losses, end of period	$2,300	1,600

For a discussion of the methodology used to evaluate our estimate of expected credit losses on our reinsurance recoverable balance, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following table lists direct, assumed, and ceded reinsurance amounts for premiums written, premiums earned, and loss and loss expense incurred for the indicated periods. For more information about reinsurance, refer to Note 9. “Reinsurance” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report.

	Quarter ended March 31,
($ in thousands)	2023	2022
Premiums written:
Direct	$1,132,760	1,001,049
Assumed	5,394	5,314
Ceded	(138,386)	(116,565)
Net	$999,768	889,798
Premiums earned:
Direct	$1,032,228	931,376
Assumed	6,290	5,528
Ceded	(136,182)	(124,621)
Net	$902,336	812,283
Loss and loss expenses incurred:
Direct	$613,229	528,588
Assumed	5,255	4,278
Ceded	(51,046)	(38,630)
Net	$567,438	494,236

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of reserve for loss and loss expense for beginning and ending reserve balances:

	Quarter ended March 31,
($ in thousands)	2023	2022
Gross reserve for loss and loss expense, at beginning of period	$5,144,821	4,580,903
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	757,513	578,641
Net reserve for loss and loss expense, at beginning of period	4,387,308	4,002,262
Incurred loss and loss expense for claims occurring in the:
Current year	580,408	508,299
Prior years	(12,970)	(14,063)
Total incurred loss and loss expense	567,438	494,236
Paid loss and loss expense for claims occurring in the:
Current year	91,011	91,292
Prior years	418,194	312,926
Total paid loss and loss expense	509,205	404,218
Net reserve for loss and loss expense, at end of period	4,445,541	4,092,280
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	653,909	552,111
Gross reserve for loss and loss expense, at end of period	$5,099,450	4,644,391

Prior year reserve development in First Quarter 2023 was favorable by $13.0 million, consisting of favorable casualty reserve development of $10.0 million in our workers compensation line of business and $5.0 million in our Excess and Surplus ("E&S") casualty lines of business, partially offset by $2.0 million of unfavorable casualty reserve development in our personal automobile line of business.

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

•Our Investments segment is primarily evaluated on after-tax net investment income and its ROE contribution. After-tax net realized and unrealized gains and losses are also included in our Investments segment results.

In computing each segment's results, we do not make adjustments for interest expense or corporate expenses. No segment has a separate investment portfolio or allocated assets.

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended March 31,
($ in thousands)	2023	2022
Standard Commercial Lines:
Net premiums earned:
General liability	$243,349	216,325
Commercial automobile	217,371	193,830
Commercial property	135,292	120,062
Workers compensation	84,184	84,680
Businessowners' policies	33,171	30,044
Bonds	11,397	10,360
Other	6,851	6,168
Miscellaneous income	2,181	1,101
Total Standard Commercial Lines revenue	733,796	662,570
Standard Personal Lines:
Net premiums earned:
Personal automobile	44,914	39,716
Homeowners	35,013	31,187
Other	1,943	1,739
Miscellaneous income	453	428
Total Standard Personal Lines revenue	82,323	73,070
E&S Lines:
Net premiums earned:
Casualty lines	60,817	54,624
Property lines	28,034	23,548
Total E&S Lines revenue	88,851	78,172
Investments:
Net investment income	91,506	72,602
Net realized and unrealized investment gains (losses)	3,344	(40,352)
Total Investments revenue	94,850	32,250
Total revenues	$999,820	846,062

Income Before and After Federal Income Tax	Quarter ended March 31,
($ in thousands)	2023	2022
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$38,921	42,384
Underwriting income (loss), after federal income tax	30,748	33,483
Combined ratio	94.7%	93.6
ROE contribution	5.1	5.0

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(13,073)	6,520
Underwriting income (loss), after federal income tax	(10,328)	5,151
Combined ratio	116.0%	91.0
ROE contribution	(1.7)	0.8

E&S Lines:
Underwriting income (loss), before federal income tax	$13,335	6,925
Underwriting income (loss), after federal income tax	10,535	5,471
Combined ratio	85.0%	91.1
ROE contribution	1.8	0.8

Investments:
Net investment income earned	$91,506	72,602
Net realized and unrealized investment gains (losses)	3,344	(40,352)
Total investments segment income, before federal income tax	94,850	32,250
Tax on investments segment income	19,156	5,613
Total investments segment income, after federal income tax	$75,694	26,637
ROE contribution of after-tax net investment income earned	12.2	8.7

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended March 31,
($ in thousands)	2023	2022
Underwriting income
Standard Commercial Lines	$38,921	42,384
Standard Personal Lines	(13,073)	6,520
E&S Lines	13,335	6,925
Investment income	94,850	32,250
Total all segments	134,033	88,079
Interest expense	(7,166)	(7,168)
Corporate expenses	(12,108)	(11,021)
Income, before federal income tax	$114,759	69,890
Preferred stock dividends	(2,300)	(2,300)
Income available to common stockholders, before federal income tax	$112,459	67,590

NOTE 10. Retirement Plans
The primary pension plan for our employees is the Retirement Income Plan for Selective Insurance Company of America (the “Pension Plan”). The plan is closed to new entrants, and benefits ceased accruing under the Pension Plan after March 31, 2016. For more information about Selective Insurance Company of America's ("SICA") retirement plans, see Note 15. “Retirement Plans” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report.

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended March 31,
($ in thousands)	2023	2022
Net Periodic Pension Cost (Benefit):
Interest cost	$3,866	2,486
Expected return on plan assets	(5,773)	(5,537)
Amortization of unrecognized net actuarial loss	751	366
Total net periodic pension cost (benefit)[1]	$(1,156)	(2,685)
1The components of net periodic pension cost (benefit) are included within "Loss and loss expense incurred" and "Other insurance expenses" on the Consolidated Statements of Income.

	Pension Plan
	Quarter ended March 31,
	2023	2022
Weighted-Average Expense Assumptions:
Discount rate	5.21%	2.98%
Effective interest rate for calculation of interest cost	5.09	2.48
Expected return on plan assets	6.90	5.00

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for First Quarter 2023 and First Quarter 2022 were as follows:

First Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income	$114,759	22,185	92,574
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	65,925	13,846	52,079
Unrealized gains (losses) on securities with credit loss recognized in earnings	22,431	4,710	17,721
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	6,104	1,282	4,822
Credit loss (benefit) expense	(9,529)	(2,002)	(7,527)
Total unrealized gains (losses) on investment securities	84,931	17,836	67,095
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	757	159	598
Total defined benefit pension and post-retirement plans	757	159	598
Other comprehensive income (loss)	85,688	17,995	67,693
Comprehensive income (loss)	$200,447	40,180	160,267

First Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$69,890	13,560	56,330
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(261,832)	(54,984)	(206,848)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(86,621)	(18,191)	(68,430)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized (gains) losses on disposals and intent-to-sell AFS securities	15,991	3,358	12,633
Credit loss (benefit) expense	22,052	4,631	17,421
Total unrealized gains (losses) on investment securities	(310,409)	(65,186)	(245,223)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	417	88	329
Total defined benefit pension and post-retirement plans	417	88	329
Other comprehensive income (loss)	(309,992)	(65,098)	(244,894)
Comprehensive income (loss)	$(240,102)	(51,538)	(188,564)

The balances of, and changes in, each component of accumulated other comprehensive income ("AOCI") (net of taxes) as of March 31, 2023, were as follows:

March 31, 2023	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2022	$(121,838)	(295,197)	(417,035)	(81,007)	(498,042)
OCI before reclassifications	17,721	52,079	69,800	—	69,800
Amounts reclassified from AOCI	(7,527)	4,822	(2,705)	598	(2,107)
Net current period OCI	10,194	56,901	67,095	598	67,693
Balance, March 31, 2023	$(111,644)	(238,296)	(349,940)	(80,409)	(430,349)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended March 31,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2023	2022
HTM related
Unrealized (gains) losses on HTM disposals	$—	—	Net realized and unrealized investment gains (losses)
Amortization of net unrealized losses (gains) on HTM securities	—	1	Net investment income earned
	—	1	Income before federal income tax
	—	—	Total federal income tax expense
	—	1	Net income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses on disposals and intent-to-sell AFS securities	6,104	15,991	Net realized and unrealized investment gains (losses)
	6,104	15,991	Income before federal income tax
	(1,282)	(3,358)	Total federal income tax expense
	4,822	12,633	Net income
Credit loss related
Credit loss (benefit) expense	(9,529)	22,052	Net realized and unrealized investment gains (losses)
	(9,529)	22,052	Income before federal income tax
	2,002	(4,631)	Total federal income tax expense
	(7,527)	17,421	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	175	96	Loss and loss expense incurred
	582	321	Other insurance expenses
Total defined benefit pension and post-retirement life	757	417	Income before federal income tax
	(159)	(88)	Total federal income tax expense
	598	329	Net income

Total reclassifications for the period	$(2,107)	30,384	Net income

NOTE 12. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income available to common stockholders:	$90,274	54,030

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,536	60,384
Effect of dilutive securities - stock compensation plans	372	440
Weighted average common shares outstanding - diluted	60,908	60,824

EPS:
Basic	$1.49	0.89
Diluted	1.48	0.89

NOTE 13. Litigation
As of March 31, 2023, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

NOTE 14. Subsequent Events
On April 6, 2023, SICA borrowed $20 million from the FHLBNY at an interest rate of 5.00% with repayment due on May 8, 2023. These funds were used for general corporate purposes.

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

For more details about these segments, refer to Note 9. "Segment Information" in Item 1. "Financial Statements." of this Form 10-Q and Note 12. "Segment Information" in Item 8. "Financial Statements and Supplementary Data." of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").

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

The following is Management’s Discussion and Analysis (“MD&A”) of the consolidated results of operations and financial condition, as well as known trends and uncertainties, that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2022 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the first quarters ended March 31, 2023 (“First Quarter 2023”) and March 31, 2022 (“First Quarter 2022”);
•Results of Operations and Related Information by Segment;
•Federal Income Taxes;
•Liquidity and Capital Resources; and
•Ratings.

Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements include amounts for which we have made informed estimates and judgments for transactions not yet completed. Such estimates and judgments affect the reported amounts in the consolidated financial statements. As outlined in our 2022 Annual Report, those estimates and judgments most critical to the preparation of the consolidated financial statements involved the following: (i) reserves for loss and loss expense; (ii) investment valuation and the allowance for credit losses on available-for-sale ("AFS") fixed income securities; and (iii) reinsurance. These estimates and judgments require the use of assumptions about highly uncertain matters, making them subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For additional information regarding our critical accounting policies and estimates, refer to pages 37 through 45 of our 2022 Annual Report.

Financial Highlights of Results for First Quarter 2023 and First Quarter 20221

($ and shares in thousands, except per share amounts)	Quarter ended March 31,			Change % or Points
	2023		2022
Financial Data:
Revenues	$999,820		846,062	18%
After-tax net investment income	73,052		58,515	25
After-tax underwriting income	30,955		44,105	(30)
Net income before federal income tax	114,759		69,890	64
Net income	92,574		56,330	64
Net income available to common stockholders	90,274		54,030	67

Key Metrics:
Combined ratio	95.7%		93.1	2.6	pts
Invested assets per dollar of common stockholders' equity	$3.25		3.02	8%
Annualized after-tax yield on investment portfolio	3.7%		3.0	0.7	pts
Return on common equity ("ROE")	15.1		8.1	7.0
Net premiums written ("NPW") to statutory surplus ratio	1.46	x	1.36	0.10

Per Common Share Amounts:
Diluted net income per share	$1.48		0.89	66%
Book value per share	40.82		42.73	(4)
Dividends declared per share to common stockholders	0.30		0.28	7

Non-GAAP Information:
Non-GAAP operating income[2]	$87,632		85,908	2%
Non-GAAP operating income per diluted common share[2]	1.44		1.41	2
Non-GAAP operating ROE[2]	14.6%		12.8	1.8	pts
Adjusted book value per common share[2]	$46.61		43.80	6%
1Refer to the Glossary of Terms attached to our 2022 Annual Report as Exhibit 99.1 for definitions of terms used of this Form 10-Q.
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended March 31,
($ in thousands)	2023	2022
Net income available to common stockholders	$90,274	54,030
Net realized and unrealized investment (gains) losses included in net income, before tax	(3,344)	40,352
Tax on reconciling items	702	(8,474)
Non-GAAP operating income	$87,632	85,908

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended March 31,
	2023	2022
Net income available to common stockholders per diluted common share	$1.48	0.89
Net realized and unrealized investment (gains) losses included in net income, before tax	(0.05)	0.66
Tax on reconciling items	0.01	(0.14)
Non-GAAP operating income per diluted common share	$1.44	1.41

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended March 31,
	2023	2022
ROE	15.1%	8.1
Net realized and unrealized investment (gains) losses included in net income, before tax	(0.6)	6.0
Tax on reconciling items	0.1	(1.3)
Non-GAAP operating ROE	14.6%	12.8

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended March 31,
	2023	2022
Book value per common share	$40.82	42.73
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	7.32	1.35
Tax on reconciling items	(1.53)	(0.28)
Adjusted book value per common share	$46.61	43.80

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended March 31,		Change Points
	2023	2022
Standard Commercial Lines Segment	5.1%	5.0	0.1
Standard Personal Lines Segment	(1.7)	0.8	(2.5)
E&S Lines Segment	1.8	0.8	1.0
Total insurance operations	5.2	6.6	(1.4)

Investment income	12.2	8.7	3.5
Net realized and unrealized investment gains (losses)	0.5	(4.7)	5.2
Total investments segment	12.7	4.0	8.7

Other	(2.8)	(2.5)	(0.3)

ROE	15.1	8.1	7.0
Net realized and unrealized investment (gains) losses, after tax	(0.5)	4.7	(5.2)
Non-GAAP operating ROE	14.6	12.8	1.8

Our First Quarter 2023 non-GAAP operating ROE of 14.6% was above our full-year 2023 target non-GAAP operating ROE of 12% and our First Quarter 2022 non-GAAP operating ROE of 12.8%. The increase compared to First Quarter 2022 was primarily driven by a $14.5 million, or 3.5-point, increase in after-tax net investment income. This increase resulted from greater income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment. This increase was offset by a $13.2 million, or 1.4-point, reduction in after-tax underwriting income, resulting from (i) an increase in net catastrophe losses in First Quarter 2023 compared to First Quarter 2022, and (ii) lower favorable prior year casualty reserve development in First Quarter 2023 compared to First Quarter 2022, partially offset by a decrease in non-catastrophe property loss and loss expenses in First Quarter 2023.

In addition, net realized and unrealized investment gains in First Quarter 2023 compared to net realized and unrealized investment losses in First Quarter 2022 drove the 5.2-point increase in our ROE. The decrease in net realized and unrealized investment losses was primarily due to lower credit loss expense on our AFS fixed income securities portfolio in First Quarter 2023 resulting from a decline in benchmark U.S. Treasury rates.

Outlook
We entered 2023 well positioned to navigate the on-going challenges of elevated inflation, increased interest rates, and financial market volatility. Our overall First Quarter 2023 financial results were strong with 12% growth in NPW and a 14.6% non-GAAP operating ROE, which was above our full-year target of 12%.

We continue to focus on several foundational areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Achieving renewal pure price increases that reflect our current profitability and forward loss trend expectations;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through utilization of our enhanced small business platform;
◦Expanding our geographic footprint. In 2022, we began writing Standard Commercial Lines business in Vermont, Alabama, and Idaho. We plan to expand our Standard Commercial Lines footprint into other states over time;
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

For 2023, our full-year expectations remain unchanged and are as follows:

•A GAAP combined ratio of 96.5%, including net catastrophe losses of 4.5 points. Our combined ratio estimate assumes no additional prior year casualty reserve development;
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

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended March 31,		Change % or Points
($ in thousands)	2023	2022
Insurance Operations Results:
Net premiums written ("NPW")	$999,768	889,798	12%
Net premiums earned (“NPE”)	902,336	812,283	11
Less:
Loss and loss expense incurred	567,438	494,236	15
Net underwriting expenses incurred	293,943	260,639	13
Dividends to policyholders	1,772	1,579	12
Underwriting income	$39,183	55,829	(30)%
Combined Ratios:
Loss and loss expense ratio	62.9%	60.8	2.1	pts
Underwriting expense ratio	32.6	32.1	0.5
Dividends to policyholders ratio	0.2	0.2	—
Combined ratio	95.7	93.1	2.6

The NPW growth of 12% in First Quarter 2023 compared to First Quarter 2022 reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended March 31,
($ in millions)	2023	2022
Direct new business premiums	$216.9	177.2
Renewal pure price increases on NPW	6.6%	4.6

Our NPW growth in First Quarter 2023 also benefited from strong retention and exposure growth.

The increase in NPE in First Quarter 2023 compared to 2022 resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 2.1 points in First Quarter 2023 compared to First Quarter 2022, primarily due to the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$55.3	6.1	pts	$20.6	2.5	pts	3.6	pts
(Favorable) prior year casualty reserve development	(13.0)	(1.4)		(20.0)	(2.5)		1.1
Non-catastrophe property loss and loss expenses	148.2	16.4		150.4	18.5		(2.1)
Total	$190.5	21.1		$151.0	18.5		2.6

Net catastrophe losses in First Quarter 2023 included $28.7 million related to two wind and thunderstorm events in March 2023 that impacted Eastern and Midwestern states in our footprint, and $10.1 million related to a winter storm in February 2023 that impacted Northeastern states in our footprint.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended March 31,
($ in millions)	2023		2022
General liability	$—		(5.0)
Workers compensation	(10.0)		(10.0)
Bonds	—		(5.0)
Total Standard Commercial Lines	(10.0)		(20.0)

Homeowners	—		—
Personal automobile	2.0		—
Total Standard Personal Lines	2.0		—

E&S	(5.0)		—

Total (favorable) prior year casualty reserve development	$(13.0)		(20.0)

(Favorable) impact on loss ratio	(1.4)	pts	(2.5)

For additional qualitative discussion on prior year casualty reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio increased 0.5 points in First Quarter 2023 compared to First Quarter 2022, of which approximately half was driven by higher reinsurance costs and its associated impact on our NPE in First Quarter 2023 compared to First Quarter 2022. The remainder of the increase was related to our participation in the NFIP program as benefits from our participation in this program are becoming less significant relative to the growth in the overall premium.

Standard Commercial Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2023	2022
Insurance Segments Results:
NPW	$813,316	737,639	10%
NPE	731,615	661,469	11
Less:
Loss and loss expense incurred	447,326	399,474	12
Net underwriting expenses incurred	243,596	218,032	12
Dividends to policyholders	1,772	1,579	12
Underwriting income	38,921	42,384	(8)
Combined Ratios:
Loss and loss expense ratio	61.2%	60.4	0.8	pts
Underwriting expense ratio	33.3	33.0	0.3
Dividends to policyholders ratio	0.2	0.2	—
Combined ratio	94.7	93.6	1.1

NPW growth of 10% in First Quarter 2023 compared to First Quarter 2022 reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth benefited from strong exposure growth.

	Quarter ended March 31,
($ in millions)	2023	2022
Direct new business premiums	$147.7	128.4
Retention	86%	87
Renewal pure price increases on NPW	7.0	4.8

The increase in NPE in First Quarter 2023 compared to First Quarter 2022 resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 0.8 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$35.1	4.8	pts	$14.9	2.3	2.5	pts
Non-catastrophe property loss and loss expenses	105.5	14.4		115.7	17.5	(3.1)
(Favorable) prior year casualty reserve development	(10.0)	(1.4)		(20.0)	(3.0)	1.6
Total	130.6	17.8		110.6	16.8	1.0

Net catastrophe losses in First Quarter 2023 included $14.7 million related to two wind and thunderstorm events in March 2023 that impacted Eastern and Midwestern states in our footprint, and $9.3 million related to a winter storm in February 2023 that impacted Northeastern states in our footprint. For qualitative discussion on non-catastrophe property loss and loss expenses, refer to the commercial property line of business section below.

The favorable prior year casualty reserve development in First Quarter 2023 was was primarily due to improved loss severities in accident years 2020 and prior in our workers compensation line of business. Favorable prior year casualty reserve development in First Quarter 2022 included (i) $10.0 million in our workers compensation line of business primarily due to improved loss severities in accident years 2019 and prior, (ii) $5.0 million in our general liability line of business primarily attributable to improved loss severities in accident years 2019 and prior, and (iii) $5.0 million in our bonds line of business.

The underwriting expense ratio increased 0.3 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by higher reinsurance costs and its associated impact on our NPE in First Quarter 2023 compared to First Quarter 2022.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2023	2022
NPW	$272,126	244,118	11%
Direct new business	44,731	37,883	n/a
Retention	86%	87	n/a
Renewal pure price increases	5.5	4.0	n/a
NPE	$243,349	216,325	12%
Underwriting income	27,126	28,817	(6)
Combined ratio	88.9%	86.7	2.2	pts
% of total Standard Commercial Lines NPW	33	33
1n/a: not applicable.

NPW growth of 11% in First Quarter 2023 compared to First Quarter 2022 benefited from exposure growth, strong retention, renewal pure price increases, and higher direct new business.

The combined ratio increased 2.2 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by less favorable prior year casualty reserve development, as follows:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$—	—	pts	$(5.0)	(2.3)	2.3	pts

The favorable prior year casualty reserve development in First Quarter 2022 was primarily attributable to improved loss severities in accident years 2019 and prior.

Commercial Automobile
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2023	2022
NPW	$240,183	212,595	13%
Direct new business	36,976	31,413	n/a
Retention	86%	87	n/a
Renewal pure price increases	10.0	7.4	n/a
NPE	$217,371	193,830	12%
Underwriting (loss) income	(11,741)	(10,918)	8
Combined ratio	105.4%	105.6	(0.2)	pts
% of total Standard Commercial Lines NPW	30	29
1n/a: not applicable.

NPW growth of 13% in First Quarter 2023 compared to First Quarter 2022 benefited from renewal pure price increases, higher direct new business, and strong retention. NPW also benefited from 5% growth of in-force vehicle counts as of March 31, 2023, compared to March 31, 2022.

The combined ratio decreased 0.2 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$0.3	0.1	pts	$0.3	0.2	(0.1)	pts
Non-catastrophe property loss and loss expenses	46.7	21.5		43.0	22.2	(0.7)
Total	$47.0	21.6		$43.3	22.4	(0.8)

In addition, the combined ratio was impacted by a 0.3-point increase in current year casualty loss costs in First Quarter 2023, compared to First Quarter 2022. The increase in current year casualty loss costs was primarily due to increases in claim severities.

Commercial Property
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2023	2022
NPW	$151,604	130,905	16%
Direct new business	34,757	27,817	n/a
Retention	85%	86	n/a
Renewal pure price increases	9.5	6.2	n/a
NPE	$135,292	120,062	13%
Underwriting income	10,078	176	NM
Combined ratio	92.6%	99.9	(7.3)	pts
% of total Standard Commercial Lines NPW	19	18
1n/a: not applicable; NM - Not Meaningful.

NPW growth of 16% in First Quarter 2023 compared to First Quarter 2022 benefited from renewal pure price increases, strong retention, exposure growth, and higher direct new business.

The combined ratio decreased 7.3 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$27.7	20.5	pts	12.9	10.8	9.7	pts
Non-catastrophe property loss and loss expenses	46.5	34.4		63.1	52.5	(18.1)
Total	$74.2	54.9		76.0	63.3	(8.4)

Compared to last year, First Quarter 2023 experienced lower non-catastrophe property loss and loss expense, which continues to reflect the variability from period to period that is normally associated with the commercial property line of business. For example, we experienced fewer large fire losses and claims related to water damage and freezing. In addition, our initiatives to execute on (i) price increases, and (ii) targeted underwriting actions to improve our insurance to value ratios, are both beginning to take effect. First Quarter 2023 also experienced elevated net catastrophe losses as discussed in the "Insurance Operations" section above.

Workers Compensation
	Quarter ended March 31,		Change % or Points[1]
($ in thousands)	2023	2022
NPW	$93,432	97,459	(4)%
Direct new business	17,620	16,946	n/a
Retention	84%	87	n/a
Renewal pure price increases	(1.1)	(1.1)	n/a
NPE	$84,184	84,680	(1)%
Underwriting income	14,586	15,905	(8)
Combined ratio	82.7%	81.2	1.5	pts
% of total Standard Commercial Lines NPW	11	13
1n/a: not applicable.

NPW decreased 4% in First Quarter 2023 compared to First Quarter 2022, primarily due to renewal pure price decreases of 1.1% and lower retention.

The combined ratio increased 1.5 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by an increase in the expense ratio primarily related to an increase in compensation to our distribution partners.

The increase in the combined ratio was slightly offset by favorable prior year casualty reserve development as follows:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(10.0)	(11.9)	pts	$(10.0)	(11.8)	(0.1)	pts

The favorable prior year casualty reserve development in First Quarter 2023 was primarily due to improved loss severities in accident years 2020 and prior. The favorable prior year casualty reserve development in First Quarter 2022 was primarily due to improved loss severities in accident years 2019 and prior.

Standard Personal Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2023	2022
Insurance Segments Results:
NPW	$85,278	65,057	31%
NPE	81,870	72,642	13
Less:
Loss and loss expense incurred	73,168	48,547	51
Net underwriting expenses incurred	21,775	17,575	24
Underwriting income (loss)	(13,073)	6,520	(301)
Combined Ratios:
Loss and loss expense ratio	89.4%	66.8	22.6	pts
Underwriting expense ratio	26.6	24.2	2.4
Combined ratio	116.0	91.0	25.0

NPW increased 31% in First Quarter 2023 compared to First Quarter 2022, due to (i) higher direct new business, (ii) stronger retention, (iii) renewal pure price increases, (iv) higher homeowner coverage amounts due to inflation, and (v) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to target customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

	Quarter ended March 31,
($ in millions)	2023	2022
Direct new business premiums[1]	$26.3	9.6
Retention	87%	84
Renewal pure price increases on NPW	1.8	0.6
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in First Quarter 2023 compared to First Quarter 2022 resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 22.6 points in First Quarter 2023 compared to First Quarter 2022, driven by the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$14.6	17.9	pts	4.3	6.0	11.9	pts
Non-catastrophe property loss and loss expenses	33.8	41.3		25.6	35.2	6.1
Unfavorable prior year casualty reserve development	2.0	2.4		—	—	2.4
Total	$50.4	61.6		29.9	41.2	20.4

Net catastrophe losses in First Quarter 2023 included two large wind and thunderstorm events in March 2023 that primarily impacted our homeowners line of business, resulting in $11.5 million of ultimate pre-tax losses.

First Quarter 2023 experienced elevated non-catastrophe property loss and loss expenses, driven by higher personal automobile physical damage losses. These higher losses resulted from continued greater severities from inflationary and supply chain impacts that have increased labor and repair costs, and the duration of claims, which impacts vehicle rental days. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term. We have and continue to file rate increases on a state-by-state basis to mitigate these inflationary impacts. These filed rate increases began to take effect on a written basis during First Quarter 2023, and we expect rate filings to continue to increase through 2023.

The unfavorable prior year casualty reserve development in First Quarter 2023 was primarily due to increased loss severities in accident year 2022. There was no prior year casualty reserve development in First Quarter 2022.

The underwriting expense ratio increased 2.4 points in First Quarter 2023 compared to First Quarter 2022, primarily due to a 2.2 point impact related to our participation in the NFIP program as benefits from our participation in this program are becoming less significant relative to the growth in the overall Standard Personal Lines's premium, which is being driven by our homeowners and personal automobile business.

E&S Lines Segment

	Quarter ended March 31,		Change % or Points
($ in thousands)	2023	2022
Insurance Segments Results:
NPW	$101,174	87,102	16%
NPE	88,851	78,172	14
Less:
Loss and loss expense incurred	46,944	46,215	2
Net underwriting expenses incurred	28,572	25,032	14
Underwriting income (loss)	13,335	6,925	93
Combined Ratios:
Loss and loss expense ratio	52.8%	59.1	(6.3)	pts
Underwriting expense ratio	32.2	32.0	0.2
Combined ratio	85.0	91.1	(6.1)

NPW growth of 16% in First Quarter 2023 compared to First Quarter 2022 reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in First Quarter 2023 benefited from exposure growth driven by favorable E&S Lines marketplace conditions.

	Quarter ended March 31,
($ in millions)	2023	2022
Direct new business premiums	$42.9	39.2
Renewal pure price increases on NPW	7.4%	7.7

The increase in NPE in First Quarter 2023 compared to First Quarter 2022 resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 6.3 points in First Quarter 2023 compared to First Quarter 2022, primarily driven by the following:

	First Quarter 2023			First Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$5.6	6.3	pts	$1.3	1.7	4.6	pts
Non-catastrophe property loss and loss expenses	8.9	10.1		9.1	11.6	(1.5)
(Favorable) prior year casualty reserve development	(5.0)	(5.6)		—	—	(5.6)
Total	$9.5	10.8		$10.4	13.3	(2.5)

First Quarter 2023 experienced higher net catastrophe losses compared to First Quarter 2022, including $2.6 million related to two large wind and thunderstorm events in March 2023 that impacted our property line of business.

The favorable prior year casualty reserve development in First Quarter 2023 was primarily due to lower severities in accident years 2021 and prior. There was no prior year casualty reserve development in First Quarter 2022.

In addition, the loss and loss expense ratio was favorably impacted by a 3.7-point decrease in current year casualty loss costs in First Quarter 2023 compared to First Quarter 2022. Our E&S casualty lines results have improved over recent years from several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflects the impacts of these actions.

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

The effective duration of the fixed income securities portfolio, including short-term investments, was 4.1 years as of March 31, 2023, compared to the Insurance Subsidiaries' net loss and loss expense reserves duration of 3.1 years at December 31, 2022. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 93% of our invested assets at March 31, 2023, and 92% at December 31, 2022. Our fixed income and short-term investments portfolio had a weighted average credit rating of "AA-" as of March 31, 2023 and December 31, 2022, with investment grade holdings representing 96% of the total portfolio at both periods.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2022 Annual Report.

Total Invested Assets
($ in thousands)	March 31, 2023	December 31, 2022	Change
Total invested assets	$8,029,444	7,837,469	2%
Invested assets per dollar of common stockholders' equity	3.25	3.37	(4)

Components of unrealized gains (losses) – before tax:
Fixed income securities	(442,961)	(527,892)	(16)%
Equity securities	(2,183)	(5,431)	(60)%
Net unrealized gains (losses) – before tax	(445,144)	(533,323)	(17)%
Components of unrealized gains (losses) – after tax:
Fixed income securities	(349,940)	(417,035)	(16)%
Equity securities	(1,724)	(4,290)	(60)%
Net unrealized gains (losses) – after tax	(351,664)	(421,325)	(17)%

Invested assets increased $192.0 million at March 31, 2023, compared to December 31, 2022, reflecting an $88.2 million decrease in pre-tax unrealized losses during First Quarter 2023 and operating cash flows during First Quarter 2023 that were 14% of NPW. The decrease in pre-tax unrealized losses was primarily due to a decrease in benchmark U.S. Treasury rates.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended March 31,		Change % or Points
($ in thousands)	2023	2022
Fixed income securities	$80,087	53,925	49%
Commercial mortgage loans ("CMLs")	1,965	970	103
Equity securities	1,205	2,418	(50)
Short-term investments	4,650	101	4,504
Alternative investments	7,768	19,128	(59)
Other investments	43	177	(76)
Investment expenses	(4,212)	(4,117)	2
Net investment income earned – before tax	91,506	72,602	26
Net investment income tax expense	(18,454)	(14,087)	31
Net investment income earned – after tax	$73,052	58,515	25
Effective tax rate	20.2%	19.4	0.8	pts
Annualized after-tax yield on fixed income investments	3.8	2.6	1.2
Annualized after-tax yield on investment portfolio	3.7	3.0	0.7

Net investment income earned increased 25% in First Quarter 2023 compared to First Quarter 2022, driven by an increase in income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment, partially offset by lower returns on our alternative investments.

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

	Quarter ended March 31,		Change %
($ in thousands)	2023	2022
Net realized gains (losses) on disposals	(9,146)	(11,363)	(20)%
Net unrealized gains (losses) on equity securities	3,248	(2,154)	(251)
Net credit loss benefit (expense) on fixed income securities, AFS	9,529	(22,052)	(143)
Net credit loss benefit (expense) on fixed income securities, held-to-maturity	—	14	(100)
Net credit loss benefit (expense) on CMLs	17	—	—
Losses on securities for which we have the intent to sell	(304)	(4,797)	(94)
Total net realized and unrealized investment gains (losses)	$3,344	(40,352)	(108)

Net realized and unrealized investment gains in First Quarter 2023 were primarily driven by lower credit loss expense on our AFS fixed income securities portfolio resulting from a decline in benchmark U.S. Treasury rates.

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended March 31,
($ in thousands)	2023	2022
Tax at statutory rate	$24,099	14,677
Tax-advantaged interest	(720)	(1,074)
Dividends received deduction	(68)	(106)
Executive compensation	740	258
Stock-based compensation	(1,613)	(731)
Other	(253)	536
Federal income tax expense	22,185	13,560
Income before federal income tax, less preferred stock dividends	112,459	67,590
Effective tax rate	19.7%	20.1

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

The Parent's investment portfolio includes (i) short-term investments generally maintained in “AAA” rated money market funds approved by the National Association of Insurance Commissioners, (ii) high-quality, highly liquid government and corporate fixed income securities, (iii) equity securities, (iv) alternative investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $497 million at March 31, 2023, and $484 million at December 31, 2022.

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

The Insurance Subsidiaries paid $40 million in total dividends to the Parent in First Quarter 2023. As of December 31, 2022, our allowable ordinary maximum dividend is $283 million for 2023. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in First Quarter 2023. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. We met all covenants under our Line of Credit as of March 31, 2023.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of March 31, 2023, we had remaining capacity of $469.1 million for FHLB borrowings, with a $18.6 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
We did not make any short-term borrowings from FHLB branches during First Quarter 2023. For information on a short-term borrowing made on April 6, 2023, see Note 14. "Subsequent Events" in Item 1. "Financial Statements" of this Form 10-Q.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries approved by the Indiana Department of Insurance that provide additional liquidity. Similar to the Line of Credit, these lending agreements limit the Parent's borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both March 31, 2023, and December 31, 2022. The remaining capacity under these intercompany loan agreements was $121.5 million as of both March 31, 2023, and December 31, 2022.

Capital Market Activities
The Parent had no private or public stock issuances during First Quarter 2023. In addition, we had no common stock share repurchases during First Quarter 2023 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of March 31, 2023. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On May 3, 2023, our Board declared:

•A quarterly cash dividend on common stock of $0.30 per common share that is payable June 1, 2023, to holders of record on May 15, 2023; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on June 15, 2023, to holders of record as of May 31, 2023.

Our ability to meet our interest and principal repayment obligations on our debt and our ability to continue to pay dividends to our stockholders is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Excluding the short-term borrowing described in Note 14. "Subsequent Events" in Item 1. "Financial Statements." of this Form 10-Q, our next FHLB borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At March 31, 2023, we had GAAP stockholders' equity of $2.7 billion and statutory surplus of $2.5 billion. With total debt of $504.2 million at March 31, 2023, our debt-to-capital ratio was 15.9%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following table summarizes certain contractual obligations we had at March 31, 2023, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$239.6
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	94.7
Non-publicly traded common stock within our equity portfolio	33.1
CMLs	4.2
Privately-placed corporate securities	20.4
Total	$392.0

There is no certainty (i) that any such additional investments will be required, and (ii) of the actual timing of the funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due. Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations under operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2022.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of March 31, 2023, and December 31, 2022, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 6% to $40.82 as of March 31, 2023, from $38.57 as of December 31, 2022, driven by $1.48 in net income available to common stockholders per diluted common share and a $1.10 reduction in unrealized losses on our fixed income securities portfolio, partially offset by $0.30 in dividends to our common stockholders. The decrease in net unrealized losses on our fixed income securities was primarily driven by a decrease in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $46.61 as of March 31, 2023, from $45.49 as of December 31, 2022.

Cash Flows
Net cash provided by operating activities increased to $135.8 million in First Quarter 2023, compared to $92.7 million in First

Quarter 2022, primarily driven by lower levels of claim payments made in First Quarter 2023 compared to First Quarter 2022. First Quarter 2022 included an increased level of Flood claim payments related to Hurricane Ida.

Net cash used in investing activities increased to $98.2 million in First Quarter 2023, compared to $95.9 million in First Quarter 2022, as a result of investing more cash from operating activities. Operating cash flows during First Quarter 2023 were 14% of NPW.

Net cash used in financing activities increased to $27.1 million in First Quarter 2023, compared to $24.0 million in First Quarter 2022, primarily due to increased dividends to our common stockholders and increased purchases of shares from employees to satisfy tax withholding obligations associated with the vesting of their restricted stock units.

Ratings
Our ratings remain the same as reported in our "Overview" section of Item 1. "Business." of our 2022 Annual Report and are as follows:

NRSRO	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services	A2	Stable
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2022 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during First Quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of March 31, 2023, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge anytime. Consequently, we can neither predict such new risk factors nor assess the potential future impact they might have on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in First Quarter 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
January 1 – 31, 2023	—	$—	—	$84.2
February 1 – 28, 2023	73,295	100.90	—	84.2
March 1 – 31, 2023	485	97.72	—	84.2
Total	73,780	$100.88	—	$84.2
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
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	May 4, 2023	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	May 4, 2023	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)