Form 10-Q
period 2023-06-30
SELECTIVE INSURANCE GROUP INC
filed 2023-08-03
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2023, there were 60,566,856 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $22,356 – 2023; $29,837 – 2022)	$23,676	31,157
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	23,676	31,157
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $31,425 – 2023 and $45,721 – 2022; amortized cost: $7,564,942 – 2023 and $7,185,754 – 2022)	7,032,348	6,612,107
Commercial mortgage loans – at carrying value (fair value: $163,068 – 2023 and $139,243 – 2022)	175,538	149,305
Less: allowance for credit losses	(177)	(116)
Commercial mortgage loans, net of allowance for credit losses	175,361	149,189
Equity securities – at fair value (cost: $118,898 – 2023; $167,431 – 2022)	121,640	162,000
Short-term investments	319,456	440,456
Alternative investments	389,173	371,316
Other investments	71,545	71,244
Total investments (Note 4 and 5)	$8,133,199	7,837,469
Cash	354	26
Restricted cash	20,904	25,183
Accrued investment income	59,441	59,167
Premiums receivable	1,304,394	1,101,787
Less: allowance for credit losses (Note 6)	(17,900)	(16,100)
Premiums receivable, net of allowance for credit losses	1,286,494	1,085,687
Reinsurance recoverable	648,591	784,410
Less: allowance for credit losses (Note 7)	(1,800)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	646,791	782,810
Prepaid reinsurance premiums	190,425	172,371
Current federal income tax	—	3,545
Deferred federal income tax	171,915	172,733
Property and equipment – at cost, net of accumulated depreciation and amortization of: $262,013 – 2023; $251,209 – 2022	81,255	84,306
Deferred policy acquisition costs	413,813	368,624
Goodwill	7,849	7,849
Other assets	204,800	202,491
Total assets	$11,217,240	10,802,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$5,177,023	5,144,821
Unearned premiums	2,251,024	1,992,781
Long-term debt	503,622	504,676
Current federal income tax	2,555	—
Accrued salaries and benefits	91,993	115,185
Other liabilities	519,631	517,234
Total liabilities	$8,545,848	8,274,697

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2023 and 2022
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,148,165 – 2023; 104,847,111 – 2022	210,296	209,694
Additional paid-in capital	512,040	493,488
Retained earnings	2,859,569	2,749,703
Accumulated other comprehensive income (loss) (Note 11)	(475,722)	(498,042)
Treasury stock – at cost (shares: 44,582,682 – 2023; 44,508,211 – 2022)	(634,791)	(627,279)
Total stockholders’ equity	$2,671,392	2,527,564
Commitments and contingencies
Total liabilities and stockholders’ equity	$11,217,240	10,802,261
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Net premiums earned	$942,150	834,439	$1,844,486	1,646,722
Net investment income earned	97,696	70,222	189,202	142,824
Net realized and unrealized investment gains (losses)	(5,426)	(42,880)	(2,082)	(83,232)
Other income	6,104	3,037	8,738	4,566
Total revenues	1,040,524	864,818	2,040,344	1,710,880

Expenses:
Loss and loss expense incurred	646,130	524,868	1,213,568	1,019,104
Amortization of deferred policy acquisition costs	194,793	173,381	384,554	343,138
Other insurance expenses	108,857	101,514	217,445	195,504
Interest expense	7,258	7,252	14,424	14,420
Corporate expenses	9,329	7,899	21,437	18,920
Total expenses	966,367	814,914	1,851,428	1,591,086

Income before federal income tax	74,157	49,904	188,916	119,794

Federal income tax expense:
Current	17,366	9,692	42,871	26,870
Deferred	(1,817)	692	(5,137)	(2,926)
Total federal income tax expense	15,549	10,384	37,734	23,944

Net income	$58,608	39,520	$151,182	95,850

Preferred stock dividends	2,300	2,300	4,600	4,600

Net income available to common stockholders	$56,308	37,220	$146,582	91,250

Earnings per common share:
Net income available to common stockholders - Basic	$0.93	0.62	$2.42	1.51

Net income available to common stockholders - Diluted	$0.92	0.61	$2.41	1.50

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income	$58,608	39,520	$151,182	95,850

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(47,937)	(176,093)	4,142	(382,941)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(4,764)	(57,427)	12,957	(125,857)
Amounts reclassified into net income:
Held-to-maturity securities	—	—	—	1
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	7,413	14,354	12,235	26,987
Credit loss (benefit) expense	(683)	12,261	(8,210)	29,682
Total unrealized gains (losses) on investment securities	(45,971)	(206,905)	21,124	(452,128)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	598	330	1,196	659
Total defined benefit pension and post-retirement plans	598	330	1,196	659
Other comprehensive income (loss)	(45,373)	(206,575)	22,320	(451,469)
Comprehensive income (loss)	$13,235	(167,055)	$173,502	(355,619)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended June 30,		Six Months ended June 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	210,149	209,336	209,694	208,902
Dividend reinvestment plan	10	12	19	23
Stock purchase and compensation plans	137	158	583	581
End of period	210,296	209,506	210,296	209,506

Additional paid-in capital:
Beginning of period	502,713	472,790	493,488	464,347
Dividend reinvestment plan	449	444	908	887
Stock purchase and compensation plans	8,878	8,146	17,644	16,146
End of period	512,040	481,380	512,040	481,380

Retained earnings:
Beginning of period	2,821,613	2,640,437	2,749,703	2,603,472
Net income	58,608	39,520	151,182	95,850
Dividends to preferred stockholders	(2,300)	(2,300)	(4,600)	(4,600)
Dividends to common stockholders	(18,352)	(17,073)	(36,716)	(34,138)
End of period	2,859,569	2,660,584	2,859,569	2,660,584

Accumulated other comprehensive income (loss):
Beginning of period	(430,349)	(129,795)	(498,042)	115,099
Other comprehensive income (loss)	(45,373)	(206,575)	22,320	(451,469)
End of period	(475,722)	(336,370)	(475,722)	(336,370)

Treasury stock:
Beginning of period	(634,722)	(614,527)	(627,279)	(608,935)
Acquisition of treasury stock - share repurchase authorization	—	(6,416)	—	(6,492)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(69)	(67)	(7,512)	(5,583)
End of period	(634,791)	(621,010)	(634,791)	(621,010)

Total stockholders’ equity	$2,671,392	2,594,090	$2,671,392	2,594,090

Dividends declared per preferred share	$287.50	287.50	$575.00	575.00
Dividends declared per common share	$0.30	0.28	$0.60	0.56

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,492,586	60,335,472	60,338,900	60,184,382
Dividend reinvestment plan	4,665	5,864	9,315	11,505
Stock purchase and compensation plan	68,923	72,245	291,739	290,687
Acquisition of treasury stock - share repurchase authorization	—	(85,059)	—	(86,059)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(691)	(788)	(74,471)	(72,781)
End of period	60,565,483	60,327,734	60,565,483	60,327,734

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months ended June 30,
($ in thousands)	2023	2022
Operating Activities
Net income	$151,182	95,850

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,179	21,998
Stock-based compensation expense	12,886	11,886
Undistributed gains of equity method investments	(13,478)	(12,890)
Distributions in excess of current year income of equity method investments	6,698	20,252
Net realized and unrealized losses	2,082	83,232
Loss (gain) on disposal of fixed assets	5	(1)

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	168,221	169,114
Increase in unearned premiums, net of prepaid reinsurance	240,189	173,817
Decrease (increase) in net federal income taxes	1,006	(17,665)
Increase in premiums receivable	(200,807)	(172,231)
Increase in deferred policy acquisition costs	(45,189)	(32,464)
Increase in accrued investment income	(264)	(2,116)
Decrease in accrued salaries and benefits	(23,192)	(18,530)
Increase in other assets	(4,667)	(25,598)
Decrease in other liabilities	(18,205)	(51,171)
Net cash provided by (used in) operating activities	293,646	243,483

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(5,000)
Purchases of fixed income securities, available-for-sale	(1,562,206)	(1,478,298)
Purchases of commercial mortgage loans	(27,201)	(48,926)
Purchases of equity securities	(8,373)	(18,209)
Purchases of alternative investments and other investments	(21,161)	(32,179)
Purchases of short-term investments	(2,422,123)	(2,041,614)
Sales of fixed income securities, available-for-sale	959,248	705,039
Proceeds from commercial mortgage loans	968	7,504
Sales of short-term investments	2,543,683	2,200,624
Redemption and maturities of fixed income securities, held-to-maturity	7,481	1,684
Redemption and maturities of fixed income securities, available-for-sale	227,884	392,648
Sales of equity securities	51,763	85,162
Sales of other investments	892	2,156
Distributions from alternative investments and other investments	5,130	9,013
Purchases of property and equipment	(9,549)	(14,101)
Net cash provided by (used in) investing activities	(253,564)	(234,497)

Financing Activities
Dividends to preferred stockholders	(4,600)	(4,600)
Dividends to common stockholders	(35,385)	(32,886)
Acquisition of treasury stock	(7,512)	(12,075)
Net proceeds from stock purchase and compensation plans	4,695	4,280
Proceeds from borrowings	20,000	35,000
Repayments of borrowings	(20,000)	(35,000)
Repayments of finance lease obligations	(1,231)	(1,202)
Net cash provided by (used in) financing activities	(44,033)	(46,483)
Net decrease in cash and restricted cash	(3,951)	(37,497)
Cash and restricted cash, beginning of period	25,209	45,063
Cash and restricted cash, end of period	$21,258	7,566

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the second quarters ended June 30, 2023 (“Second Quarter 2023”) and June 30, 2022 (“Second Quarter 2022”), and the six-month periods ended June 30, 2023 ("Six Months 2023") and June 30, 2022 ("Six Months 2022"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2024, as permitted by the newly issued ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848. We adopted this guidance in the first quarter of 2023. We are not required to measure the effect of adoption on our financial position, cash flows, or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months ended June 30,
($ in thousands)	2023	2022
Cash paid (received) during the period for:
Interest	$14,164	14,240
Federal income tax	34,000	40,200

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,038	4,086
Operating cash flows from financing leases	20	20
Financing cash flows from finance leases	1,231	1,202

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	23,150	17,287
Conversion of AFS fixed income securities to equity securities	—	1,463
Assets acquired under finance lease arrangements	—	41
Assets acquired under operating lease arrangements	4,509	5,781
Non-cash purchase of property and equipment	—	17
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	June 30, 2023	December 31, 2022
Cash	$354	26
Restricted cash	20,904	25,183
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$21,258	25,209

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of June 30, 2023 and December 31, 2022, were as follows:

June 30, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$313,965	—	—	(20,943)	293,022
Foreign government	11,171	(34)	—	(1,318)	9,819
Obligations of states and political subdivisions	694,734	(769)	1,607	(37,544)	658,028
Corporate securities	2,585,819	(16,149)	4,964	(189,664)	2,384,970
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,739,788	(2,915)	3,353	(105,957)	1,634,269
Residential mortgage-backed securities ("RMBS")	1,520,170	(11,550)	1,024	(101,809)	1,407,835
Commercial mortgage-backed securities ("CMBS")	699,295	(8)	162	(55,044)	644,405
Total AFS fixed income securities	$7,564,942	(31,425)	11,110	(512,279)	7,032,348

December 31, 2022	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$209,528	—	37	(20,326)	189,239
Foreign government	11,199	(284)	—	(1,307)	9,608
Obligations of states and political subdivisions	965,231	(1,024)	1,812	(48,001)	918,018
Corporate securities	2,558,655	(30,330)	3,509	(196,809)	2,335,025
CLO and other ABS	1,607,660	(2,375)	2,408	(121,720)	1,485,973
RMBS	1,169,546	(11,597)	1,148	(99,265)	1,059,832
CMBS	663,935	(111)	348	(49,760)	614,412
Total AFS fixed income securities	$7,185,754	(45,721)	9,262	(537,188)	6,612,107

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended June 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$36	—	—	(2)	—	—	34
Obligations of states and political subdivisions	737	67	—	(35)	—	—	769
Corporate securities	16,756	1,438	—	(1,070)	(939)	(36)	16,149
CLO and other ABS	3,895	622	—	(1,595)	(7)	—	2,915
RMBS	11,740	1	—	(50)	(141)	—	11,550
CMBS	390	—	—	(240)	(142)	—	8
Total AFS fixed income securities	$33,554	2,128	—	(2,992)	(1,229)	(36)	31,425

Quarter ended June 30, 2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$150	117	—	12	(14)	—	265
Obligations of states and political subdivisions	1,991	534	—	(1,166)	(153)	—	1,206
Corporate securities	23,066	8,323	—	5,732	(1,944)	(105)	35,072
CLO and other ABS	2,283	530	—	819	(9)	—	3,623
RMBS	10,029	173	—	507	(93)	—	10,616
CMBS	80	—	—	(62)	—	—	18
Total AFS fixed income securities	$37,599	9,677	—	5,842	(2,213)	(105)	50,800

Six Months ended June 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(250)	—	—	34
Obligations of states and political subdivisions	1,024	67	—	(239)	(83)	—	769
Corporate securities	30,330	4,141	—	(14,884)	(3,387)	(51)	16,149
CLO and other ABS	2,375	677	—	(127)	(10)	—	2,915
RMBS	11,597	8	—	174	(229)	—	11,550
CMBS	111	1	—	39	(143)	—	8
Total AFS fixed income securities	$45,721	4,894	—	(15,287)	(3,852)	(51)	31,425

Six Months ended June 30, 2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$46	236	—	(3)	(14)	—	265
Obligations of states and political subdivisions	137	1,237	—	(4)	(164)	—	1,206
Corporate securities	6,682	28,243	—	4,542	(3,191)	(1,204)	35,072
CLO and other ABS	939	2,058	—	637	(11)	—	3,623
RMBS	1,909	174	8,318	443	(228)	—	10,616
CMBS	11	17	—	(10)	—	—	18
Total AFS fixed income securities	$9,724	31,965	8,318	5,605	(3,608)	(1,204)	50,800

During Six Months 2023 and Six Months 2022, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. Accrued interest on AFS securities was $58.1 million as of June 30, 2023, and $56.4 million as of December 31, 2022. We did not record any (i) write-offs of accrued interest during Six Months 2023, or (ii) material write-offs of accrued interest in Six Months 2022.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

June 30, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$208,153	(2,831)	84,869	(18,112)	293,022	(20,943)
Foreign government	4,380	(247)	5,439	(1,071)	9,819	(1,318)
Obligations of states and political subdivisions	337,606	(5,554)	229,922	(31,990)	567,528	(37,544)
Corporate securities	1,101,756	(40,711)	895,497	(148,953)	1,997,253	(189,664)
CLO and other ABS	523,727	(17,268)	924,490	(88,689)	1,448,217	(105,957)
RMBS	792,885	(26,269)	538,073	(75,540)	1,330,958	(101,809)
CMBS	291,078	(12,882)	344,647	(42,162)	635,725	(55,044)
Total AFS fixed income securities	$3,259,585	(105,762)	3,022,937	(406,517)	6,282,522	(512,279)

December 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$166,975	(13,658)	16,011	(6,668)	182,986	(20,326)
Foreign government	5,573	(608)	2,456	(699)	8,029	(1,307)
Obligations of states and political subdivisions	681,795	(43,767)	16,618	(4,234)	698,413	(48,001)
Corporate securities	1,889,492	(164,197)	133,223	(32,612)	2,022,715	(196,809)
CLO and other ABS	916,423	(69,155)	411,283	(52,565)	1,327,706	(121,720)
RMBS	887,229	(76,432)	108,041	(22,833)	995,270	(99,265)
CMBS	512,953	(37,815)	77,181	(11,945)	590,134	(49,760)
Total AFS fixed income securities	$5,060,440	(405,632)	764,813	(131,556)	5,825,253	(537,188)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The decrease in gross unrealized losses as of June 30, 2023, compared to December 31, 2022, was primarily driven by a tightening of credit spreads, partially offset by an increase in benchmark U.S. Treasury rates. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of June 30, 2023. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at June 30, 2023, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$369,240	443	442
Due after one year through five years	3,056,529	13,942	13,233
Due after five years through 10 years	2,912,169	9,291	8,681
Due after 10 years	694,410	—	—
Total fixed income securities	$7,032,348	23,676	22,356

(d) The following table summarizes our alternative investment portfolio by strategy:

	June 30, 2023			December 31, 2022
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$298,219	124,213	422,432	280,980	134,676	415,656
Private credit	52,379	138,691	191,070	54,866	89,481	144,347
Real assets	38,575	19,553	58,128	35,470	21,945	57,415
Total alternative investments	$389,173	282,457	671,630	371,316	246,102	617,418

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2023 or 2022.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is for the 3- and 6-month periods ended March 31:

Income Statement Information	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2023	2022	2023	2022
Net investment income (loss)	$(70.6)	270.9	$(141.3)	406.5
Realized gains	922.0	6,233.5	2,644.3	8,981.5
Net change in unrealized appreciation (depreciation)	3,754.0	(3,962.4)	5,197.8	1,215.9
Net income	$4,605.4	2,542.0	$7,700.8	10,603.9
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$11.4	9.3	$19.2	28.4

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at June 30, 2023 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at June 30, 2023:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	19.4	19.4
Obligations of states and political subdivisions	—	—	3.5	3.5
RMBS	62.1	26.9	—	89.0
CMBS	2.9	8.7	—	11.6
Total pledged as collateral	$65.0	35.6	22.9	123.5

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of June 30, 2023, or December 31, 2022.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Fixed income securities	$83,916	62,144	$164,003	116,069
Commercial mortgage loans ("CMLs")	2,199	1,192	4,164	2,162
Equity securities	2,236	2,639	3,441	5,057
Short-term investments	2,892	407	7,542	508
Alternative investments	11,396	9,274	19,164	28,402
Other investments	188	(214)	231	(37)
Investment expenses	(5,131)	(5,220)	(9,343)	(9,337)
Net investment income earned	$97,696	70,222	$189,202	142,824

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross gains on sales	$1,156	14,552	$4,940	16,749
Gross losses on sales	(11,952)	(19,345)	(24,882)	(32,905)
Net realized gains (losses) on disposals	(10,796)	(4,793)	(19,942)	(16,156)
Net unrealized gains (losses) on equity securities	4,925	(21,860)	8,173	(24,014)
Net credit loss benefit (expense) on fixed income securities, AFS	864	(15,519)	10,393	(37,571)
Net credit loss benefit (expense) on fixed income securities, HTM	—	(6)	—	8
Net credit loss (expense) on CMLs	(78)	—	(61)	—
Losses on securities for which we have the intent to sell	(341)	(702)	(645)	(5,499)
Net realized and unrealized investment gains (losses)	$(5,426)	(42,880)	$(2,082)	(83,232)

Net realized and unrealized investment losses decreased $37.5 million in Second Quarter 2023 and $81.2 million in Six Months 2023 compared to the same prior-year periods, primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in both current-year periods compared to credit loss expense recorded in both prior-year periods, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in both current-year periods reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$2,784	(13,031)	$2,685	(14,843)
On securities sold in period	2,141	(8,829)	5,488	(9,171)
Total unrealized gains (losses) recognized in income on equity securities	$4,925	(21,860)	$8,173	(24,014)

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,924	52,312	49,921	51,705
6.70% Senior Notes	99,553	102,386	99,542	99,264
5.375% Senior Notes	294,472	275,149	294,424	258,459
3.03% borrowings from FHLBI	60,000	57,011	60,000	57,175
Subtotal long-term debt	503,949	486,858	503,887	466,603
Unamortized debt issuance costs	(2,814)		(2,929)
Finance lease obligations	2,487		3,718
Total long-term debt	$503,622		504,676

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at June 30, 2023, and December 31, 2022:

June 30, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$293,022	145,044	147,978	—
Foreign government	9,819	—	9,819	—
Obligations of states and political subdivisions	658,028	—	651,312	6,716
Corporate securities	2,384,970	—	2,139,481	245,489
CLO and other ABS	1,634,269	—	1,432,343	201,926
RMBS	1,407,835	—	1,407,835	—
CMBS	644,405	—	644,028	377
Total AFS fixed income securities	7,032,348	145,044	6,432,796	454,508
Equity securities:
Common stock[1]	119,867	21,304	—	662
Preferred stock	1,773	1,773	—	—
Total equity securities	121,640	23,077	—	662
Short-term investments	319,456	315,574	3,882	—
Total assets measured at fair value	$7,473,444	483,695	6,436,678	455,170

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$189,239	109,240	79,999	—
Foreign government	9,608	—	9,608	—
Obligations of states and political subdivisions	918,018	—	911,357	6,661
Corporate securities	2,335,025	—	2,147,045	187,980
CLO and other ABS	1,485,973	—	1,332,631	153,342
RMBS	1,059,832	—	1,059,832	—
CMBS	614,412	—	614,037	375
Total AFS fixed income securities	6,612,107	109,240	6,154,509	348,358
Equity securities:
Common stock[1]	160,355	55,846	—	897
Preferred stock	1,645	1,645	—	—
Total equity securities	162,000	57,491	—	897
Short-term investments	440,456	418,199	22,257	—
Total assets measured at fair value	$7,214,563	584,930	6,176,766	349,255
1Investments amounting to $97.9 million at June 30, 2023, and $103.6 million at December 31, 2022, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Six Months 2023 and Six Months 2022:

June 30, 2023
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	(7)	1,857	(1,168)	64	—	746
Net realized and unrealized gains (losses)	62	251	17	—	(235)	95
Net investment income earned	—	112	(20)	(263)	—	(171)
Purchases	—	58,586	39,713	—	—	98,299
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(5,535)	(3,153)	(21)	—	(8,709)
Transfers into Level 3	—	2,238	14,148	2,848	—	19,234
Transfers out of Level 3	—	—	(953)	(2,626)	—	(3,579)
Fair value, June 30, 2023	$6,716	245,489	201,926	377	662	455,170

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	251	17	—	(235)	95
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(7)	1,846	(1,168)	64	—	735

June 30, 2022
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net gains (losses) for the period included in:
OCI	(581)	(16,422)	(8,592)	(17)	(446)	(26,058)
Net realized and unrealized gains (losses)	(156)	(2,047)	(777)	—	(7)	(2,987)
Net investment income earned	—	14	68	—	47	129
Purchases	—	55,343	39,133	—	—	94,476
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(3,903)	(6,479)	(11)	(12)	(10,405)
Transfers into Level 3	—	19,214	—	—	—	19,214
Transfers out of Level 3	—	(7,037)	(24,646)	(217)	(3,431)	(35,331)
Fair value, June 30, 2022	$7,008	159,289	123,616	—	407	290,320

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(156)	(2,047)	(777)	—	(7)	(2,987)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(581)	(16,424)	(8,551)	(17)	(446)	(26,019)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at June 30, 2023, and December 31, 2022:

June 30, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$116,155	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	2.2%
CLO and other ABS	90,768	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.6%
Total internal valuations	206,923
Other[1]	248,247
Total Level 3 securities	$455,170

December 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$81,867	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.3%
CLO and other ABS	59,452	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	141,319
Other[1]	207,936
Total Level 3 securities	$349,255
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at June 30, 2023, and December 31, 2022:

June 30, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$22,356	—	22,356	—
Total HTM fixed income securities	22,356	—	22,356	—

CMLs	$163,068	—	—	163,068

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$52,312	—	52,312	—
6.70% Senior Notes	102,386	—	102,386	—
5.375% Senior Notes	275,149	—	275,149	—
3.03% borrowings from FHLBI	57,011	—	57,011	—
Total long-term debt	$486,858	—	486,858	—

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,405	—	3,405	—
Corporate securities	26,432	—	26,432	—
Total HTM fixed income securities	$29,837	—	29,837	—

CMLs	$139,243	—	—	139,243

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,705	—	51,705	—
6.70% Senior Notes	99,264	—	99,264	—
5.375% Senior Notes	258,459	—	258,459	—
3.03% borrowings from FHLBI	57,175	—	57,175	—
Total long-term debt	$466,603	—	466,603	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$17,100	$14,300	$16,100	$13,600
Current period change for expected credit losses	1,515	1,169	3,425	2,085
Write-offs charged against the allowance for credit losses	(1,047)	(918)	(2,211)	(1,438)
Recoveries	332	349	586	653
Allowance for credit losses, end of period	$17,900	$14,900	$17,900	$14,900

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of June 30, 2023, and December 31, 2022:

	June 30, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$80,117	$888	$81,005
A+	347,802	5,367	353,169
A	117,592	5,316	122,908
A-	3,599	89	3,688
Total rated reinsurers	$549,110	$11,660	$560,770

Non-rated reinsurers
Federal and state pools	$80,629	$—	$80,629
Other than federal and state pools	6,717	475	7,192
Total non-rated reinsurers	$87,346	$475	$87,821

Total reinsurance recoverable, gross	$636,456	$12,135	$648,591
Less: allowance for credit losses			(1,800)
Total reinsurance recoverable, net			$646,791

	December 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$46,282	$1	$46,283
A+	425,395	3,191	428,586
A	106,102	1,315	107,417
A-	7,148	89	7,237
Total rated reinsurers	$584,927	$4,596	$589,523

Non-rated reinsurers
Federal and state pools	$180,794	$—	$180,794
Other than federal and state pools	13,678	415	14,093
Total non-rated reinsurers	$194,472	$415	$194,887

Total reinsurance recoverable, gross	$779,399	$5,011	$784,410
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$782,810

The $100.2 million decrease in "Federal and state pools" as of June 30, 2023, compared to December 31, 2022, was primarily due to a decrease in the NFIP reserves recorded as of December 31, 2022, for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,300	1,600	$1,600	1,600
Current period change for expected credit losses	(500)	—	200	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,800	1,600	$1,800	1,600

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

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Premiums written:
Direct	$1,232,496	1,050,506	$2,365,256	2,051,555
Assumed	5,577	8,552	10,971	13,866
Ceded	(153,166)	(128,317)	(291,552)	(244,882)
Net	$1,084,907	930,741	$2,084,675	1,820,539
Premiums earned:
Direct	$1,073,498	955,651	$2,105,726	1,887,027
Assumed	5,968	7,481	12,258	13,009
Ceded	(137,316)	(128,693)	(273,498)	(253,314)
Net	$942,150	834,439	$1,844,486	1,646,722
Loss and loss expenses incurred:
Direct	$698,994	559,913	$1,312,223	1,088,501
Assumed	5,678	5,125	10,933	9,403
Ceded	(58,542)	(40,170)	(109,588)	(78,800)
Net	$646,130	524,868	$1,213,568	1,019,104

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Six Months ended June 30,
($ in thousands)	2023	2022
Gross reserve for loss and loss expense, at beginning of period	$5,144,821	4,580,903
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	757,513	578,641
Net reserve for loss and loss expense, at beginning of period	4,387,308	4,002,262
Incurred loss and loss expense for claims occurring in the:
Current year	1,221,635	1,041,778
Prior years	(8,067)	(22,674)
Total incurred loss and loss expense	1,213,568	1,019,104
Paid loss and loss expense for claims occurring in the:
Current year	320,026	272,401
Prior years	720,314	570,868
Total paid loss and loss expense	1,040,340	843,269
Net reserve for loss and loss expense, at end of period	4,560,536	4,178,097
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	616,487	544,082
Gross reserve for loss and loss expense, at end of period	$5,177,023	4,722,179

Prior year reserve development in Six Months 2023 was favorable by $8.1 million, consisting of $16.5 million of favorable casualty reserve development, partially offset by $8.4 million of unfavorable property reserve development. The favorable casualty reserve development included $17.5 million in our workers compensation line of business and $5.0 million in our Excess and Surplus ("E&S") casualty lines of business, partially offset by $6.0 million of unfavorable casualty reserve development in our personal automobile line of business.

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

NOTE 9. Segment Information
We evaluate the results of our four reportable segments as follows:

•Our Standard Commercial Lines, Standard Personal Lines, and E&S Lines are evaluated on (i) before and after-tax underwriting results (net premiums earned, incurred loss and loss expense, policyholder dividends, policy acquisition costs, and other underwriting expenses), (ii) their return on equity ("ROE") contribution, and (iii) their combined ratios.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Standard Commercial Lines:
Net premiums earned:
General liability	$254,510	226,285	$497,859	442,610
Commercial automobile	225,067	198,381	442,438	392,211
Commercial property	141,348	123,562	276,640	243,624
Workers compensation	88,746	83,502	172,930	168,182
Businessowners' policies	34,385	31,508	67,556	61,552
Bonds	11,619	10,682	23,016	21,042
Other	7,034	6,317	13,885	12,485
Miscellaneous income	5,568	2,596	7,749	3,697
Total Standard Commercial Lines revenue	768,277	682,833	1,502,073	1,345,403
Standard Personal Lines:
Net premiums earned:
Personal automobile	48,230	39,952	93,144	79,668
Homeowners	36,902	31,630	71,915	62,817
Other	2,038	1,756	3,981	3,495
Miscellaneous income	536	441	989	869
Total Standard Personal Lines revenue	87,706	73,779	170,029	146,849
E&S Lines:
Net premiums earned:
Casualty lines	62,151	56,041	122,968	110,665
Property lines	30,120	24,823	58,154	48,371
Total E&S Lines revenue	92,271	80,864	181,122	159,036
Investments:
Net investment income earned	97,696	70,222	189,202	142,824
Net realized and unrealized investment gains (losses)	(5,426)	(42,880)	(2,082)	(83,232)
Total Investments revenue	92,270	27,342	187,120	59,592
Total revenues	$1,040,524	864,818	$2,040,344	1,710,880

Income Before and After Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$22,146	46,708	$61,067	89,092
Underwriting income (loss), after federal income tax	17,495	36,899	48,243	70,383
Combined ratio	97.1%	93.1	95.9	93.4
ROE contribution	2.8	6.0	4.1	5.5

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(23,060)	(12,367)	$(36,133)	(5,847)
Underwriting income (loss), after federal income tax	(18,217)	(9,770)	(28,545)	(4,619)
Combined ratio	126.5%	116.9	121.4	104.0
ROE contribution	(2.9)	(1.6)	(2.4)	(0.4)

E&S Lines:
Underwriting income (loss), before federal income tax	$(612)	3,372	$12,723	10,297
Underwriting income (loss), after federal income tax	(483)	2,664	10,051	8,135
Combined ratio	100.7%	95.8	93.0	93.5
ROE contribution	(0.1)	0.4	0.8	0.6

Investments:
Net investment income earned	$97,696	70,222	$189,202	142,824
Net realized and unrealized investment gains (losses)	(5,426)	(42,880)	(2,082)	(83,232)
Total investments segment income, before federal income tax	92,270	27,342	187,120	59,592
Tax on investments segment income	18,745	4,559	37,901	10,172
Total investments segment income, after federal income tax	$73,525	22,783	$149,219	49,420
ROE contribution of after-tax net investment income earned	12.6	9.1	12.5	8.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Underwriting income
Standard Commercial Lines	$22,146	46,708	$61,067	89,092
Standard Personal Lines	(23,060)	(12,367)	(36,133)	(5,847)
E&S Lines	(612)	3,372	12,723	10,297
Investment income	92,270	27,342	187,120	59,592
Total all segments	90,744	65,055	224,777	153,134
Interest expense	(7,258)	(7,252)	(14,424)	(14,420)
Corporate expenses	(9,329)	(7,899)	(21,437)	(18,920)
Income, before federal income tax	$74,157	49,904	$188,916	119,794
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Income available to common stockholders, before federal income tax	$71,857	47,604	$184,316	115,194

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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net Periodic Pension Cost (Benefit):
Interest cost	$3,866	2,486	$7,732	4,972
Expected return on plan assets	(5,772)	(5,537)	(11,545)	(11,074)
Amortization of unrecognized net actuarial loss	750	367	1,501	733
Total net periodic pension cost (benefit)[1]	$(1,156)	(2,684)	$(2,312)	(5,369)
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

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Second Quarter 2023 and Six Months 2023 and Second Quarter 2022 and Six Months 2022 were as follows:

Second Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income	$74,157	15,549	58,608
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(60,681)	(12,744)	(47,937)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(6,030)	(1,266)	(4,764)
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	9,383	1,970	7,413
Credit loss (benefit) expense	(864)	(181)	(683)
Total unrealized gains (losses) on investment securities	(58,192)	(12,221)	(45,971)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	757	159	598
Total defined benefit pension and post-retirement plans	757	159	598
Other comprehensive income (loss)	(57,435)	(12,062)	(45,373)
Comprehensive income (loss)	$16,722	3,487	13,235

Second Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$49,904	10,384	39,520
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(222,903)	(46,810)	(176,093)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(72,691)	(15,264)	(57,427)
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	18,170	3,816	14,354
Credit loss (benefit) expense	15,519	3,258	12,261
Total unrealized gains (losses) on investment securities	(261,905)	(55,000)	(206,905)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	417	87	330
Total defined benefit pension and post-retirement plans	417	87	330
Other comprehensive income (loss)	(261,488)	(54,913)	(206,575)
Comprehensive income (loss)	$(211,584)	(44,529)	(167,055)

Six Months 2023
($ in thousands)	Gross	Tax	Net
Net income	$188,916	37,734	151,182
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	5,244	1,102	4,142
Unrealized gains (losses) on securities with credit loss recognized in earnings	16,401	3,444	12,957
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	15,487	3,252	12,235
Credit loss (benefit) expense	(10,393)	(2,183)	(8,210)
Total unrealized gains (losses) on investment securities	26,739	5,615	21,124
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	1,514	318	1,196
Total defined benefit pension and post-retirement plans	1,514	318	1,196
Other comprehensive income (loss)	28,253	5,933	22,320
Comprehensive income (loss)	$217,169	43,667	173,502

Six Months 2022
($ in thousands)	Gross	Tax	Net
Net income	$119,794	23,944	95,850
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(484,735)	(101,794)	(382,941)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(159,312)	(33,455)	(125,857)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized (gains) losses on disposals and intent-to-sell AFS securities	34,161	7,174	26,987
Credit loss (benefit) expense	37,571	7,889	29,682
Total unrealized gains (losses) on investment securities	(572,314)	(120,186)	(452,128)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	834	175	659
Total defined benefit pension and post-retirement plans	834	175	659
Other comprehensive income (loss)	(571,480)	(120,011)	(451,469)
Comprehensive income (loss)	$(451,686)	(96,067)	(355,619)

The balances of, and changes in, each component of accumulated other comprehensive income ("AOCI") (net of taxes) as of June 30, 2023, were as follows:

June 30, 2023	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2022	$(121,838)	(295,197)	(417,035)	(81,007)	(498,042)
OCI before reclassifications	12,957	4,142	17,099	—	17,099
Amounts reclassified from AOCI	(8,210)	12,235	4,025	1,196	5,221
Net current period OCI	4,747	16,377	21,124	1,196	22,320
Balance, June 30, 2023	$(117,091)	(278,820)	(395,911)	(79,811)	(475,722)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended June 30,		Six Months ended June 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2023	2022	2023	2022
HTM related
Unrealized (gains) losses on HTM disposals	$—	—	$—	—	Net realized and unrealized investment gains (losses)
Amortization of net unrealized losses (gains) on HTM securities	—	—	—	1	Net investment income earned
	—	—	—	1	Income before federal income tax
	—	—	—	—	Total federal income tax expense
	—	—	—	1	Net income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses on disposals and intent-to-sell AFS securities	9,383	18,170	15,487	34,161	Net realized and unrealized investment gains (losses)
	9,383	18,170	15,487	34,161	Income before federal income tax
	(1,970)	(3,816)	(3,252)	(7,174)	Total federal income tax expense
	7,413	14,354	12,235	26,987	Net income
Credit loss related
Credit loss (benefit) expense	(864)	15,519	(10,393)	37,571	Net realized and unrealized investment gains (losses)
	(864)	15,519	(10,393)	37,571	Income before federal income tax
	181	(3,258)	2,183	(7,889)	Total federal income tax expense
	(683)	12,261	(8,210)	29,682	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	173	84	348	180	Loss and loss expense incurred
	584	333	1,166	654	Other insurance expenses
Total defined benefit pension and post-retirement life	757	417	1,514	834	Income before federal income tax
	(159)	(87)	(318)	(175)	Total federal income tax expense
	598	330	1,196	659	Net income

Total reclassifications for the period	$7,328	26,945	$5,221	57,329	Net income

NOTE 12. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended June 30,		Six Months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to common stockholders:	$56,308	37,220	146,582	91,250

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,614	60,440	60,575	60,412
Effect of dilutive securities - stock compensation plans	323	407	343	416
Weighted average common shares outstanding - diluted	60,937	60,847	60,918	60,828

EPS:
Basic	$0.93	0.62	2.42	1.51
Diluted	0.92	0.61	2.41	1.50

NOTE 13. Litigation
As of June 30, 2023, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

In the ordinary course of conducting business, we are parties in various legal actions. Most are claims litigation involving our ten insurance subsidiaries (collectively referred to as "Insurance Subsidiaries") as (i) liability insurers defending or providing indemnity for third-party claims brought against our customers, (ii) insurers defending first-party coverage claims brought against them, or (iii) liability insurers seeking declaratory judgment on our insurance coverage obligations. We account for such activity by establishing unpaid loss and loss expense reserves. Considering potential losses and defense costs reserves, we expect that any potential ultimate liability for ordinary course claims litigation will not be material to our consolidated financial condition, results of operations, or cash flows.

All our commercial property and businessowners' policies require direct physical loss of or damage to property by a covered cause of loss. All our standard lines commercial property and businessowners' policies also include or attach an exclusion that states all loss or property damage caused by or resulting from any virus, bacterium, or other microorganism that induces or is capable of inducing physical distress, illness, or disease is not a covered cause of loss ("Virus Exclusion"). Whether COVID-19-related contamination, the existence of the COVID-19 pandemic, and the resulting COVID-19-related government shutdown orders cause physical loss of or damage to property is the subject of much public debate and first-party coverage litigation against some insurers, including us. The Virus Exclusion is also the subject of first-party coverage litigation against some insurers, including us. To date, insurers (including us) have prevailed in the majority of these suits, with most decisions holding that COVID-19 does not cause physical loss of or damage to property and the Virus Exclusion is valid. Nonetheless, these two matters continue to be litigated in trial courts, are subject to review by state and federal appellate courts, and their ultimate outcome cannot be assured.

From time to time, our Insurance Subsidiaries also are named as defendants in other legal actions, some asserting claims for substantial amounts. Plaintiffs may style these actions as class actions and seek judicial certification of a state or national class for allegations involving our business practices, such as improper medical provider reimbursement under workers compensation and personal and commercial automobile insurance policies or improper reimbursement for automobile parts. Similarly, our Insurance Subsidiaries can be named defendants in individual actions seeking extra-contractual damages, punitive damages, or penalties, often alleging bad faith in handling insurance claims. We believe that we have valid defenses to these allegations, and we account for such activity by establishing unpaid loss and loss expense reserves. Considering estimated losses and defense costs reserves, we expect that any potential ultimate liability for these other legal actions will not be material to our consolidated financial condition. As litigation outcomes are inherently unpredictable and the amounts sought in certain actions are large or indeterminate, adverse outcomes could potentially have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The terms "Company," "we," "us," and "our" refer to Selective Insurance Group, Inc. (the "Parent"), and its subsidiaries, except as expressly indicated or the context otherwise requires. Certain statements in this Quarterly Report on Form 10-Q, including information incorporated by reference, are “forward-looking statements” defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The PSLRA provides a forward-looking statement safe harbor under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements discuss our intentions, beliefs, projections, estimations, or forecasts of future events and financial performance. They involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, activity levels, or performance to materially differ from those in or implied by the forward-looking statements. In some cases, forward-looking statements include the words “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “target,” “project,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” “likely,” “continue,” or comparable terms. Our forward-looking statements are only predictions, and we cannot guarantee or assure that such expectations will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, except as may be required by law.

Factors that could cause our actual results to differ materially from what we project, forecast, or estimate in forward-looking statements are discussed in further detail in Item 1A. “Risk Factors.” in Part II. “Other Information” of this Form 10-Q. These risk factors may not be exhaustive. We operate in a constantly changing business environment, and new risk factors may emerge at anytime. We can neither predict these new risk factors nor assess their impact, if any, on our businesses or the extent any factor or combination of factors may cause actual results to differ materially from any forward-looking statements. Given these risks, uncertainties, and assumptions, the forward-looking events we discuss in this report might not occur.

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

The following is Management’s Discussion and Analysis (“MD&A”) of our financial condition and consolidated results of operations, including an evaluation of the amounts and certainty of cash flows from operations and outside sources, trends, and uncertainties that may have a material impact in future periods. Investors should read the MD&A in conjunction with Item 1. "Financial Statements." of this Form 10-Q and the consolidated financial statements in our 2022 Annual Report filed with the United States ("U.S.") Securities and Exchange Commission.

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the second quarters ended June 30, 2023 (“Second Quarter 2023”) and June 30, 2022 (“Second Quarter 2022”); and the six-month periods ended June 30, 2023 ("Six Months 2023") and June 30, 2022 ("Six Months 2022");
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

Financial Highlights of Results for Second Quarter and Six Months 2023 and Second Quarter and Six Months 20221

($ and shares in thousands, except per share amounts)	Quarter ended June 30,			Change % or Points		Six Months ended June 30,			Change % or Points
	2023		2022			2023		2022
Financial Data:
Revenues	$1,040,524		864,818	20%		$2,040,344		1,710,880	19%
After-tax net investment income	77,812		56,658	37		150,864		115,173	31
After-tax underwriting income	(1,206)		29,793	(104)		29,749		73,898	(60)
Net income before federal income tax	74,157		49,904	49		188,916		119,794	58
Net income	58,608		39,520	48		151,182		95,850	58
Net income available to common stockholders	56,308		37,220	51		146,582		91,250	61

Key Metrics:
Combined ratio	100.2%		95.5	4.7	pts	98.0%		94.3	3.7	pts
Invested assets per dollar of common stockholders' equity	$3.29		3.17	4%		$3.29		3.17	4%
Annualized after-tax yield on investment portfolio	3.9%		3.0	0.9	pts	3.8		3.0	0.8	pts
Return on common equity ("ROE")	9.1		6.0	3.1		12.1		7.1	5.0	pts
Net premiums written ("NPW") to statutory surplus ratio	1.52	x	1.41	0.11		1.52	x	1.41	0.11

Per Common Share Amounts:
Diluted net income per share	$0.92		0.61	51%		$2.41		1.50	61%
Book value per share	40.81		39.68	3		40.81		39.68	3
Dividends declared per share to common stockholders	0.30		0.28	7		0.60		0.56	7

Non-GAAP Information:
Non-GAAP operating income[2]	$60,595		71,095	(15)%		$148,227		157,003	(6)%
Non-GAAP operating income per diluted common share[2]	0.99		1.17	(15)		2.44		2.58	(5)
Non-GAAP operating ROE[2]	9.8%		11.4	(1.6)	pts	12.2%		12.1	0.1	pts
Adjusted book value per common share[2]	$47.34		44.18	7%		$47.34		44.18	7%
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$56,308	37,220	$146,582	91,250
Net realized and unrealized investment (gains) losses included in net income, before tax	5,426	42,880	2,082	83,232
Tax on reconciling items	(1,139)	(9,005)	(437)	(17,479)
Non-GAAP operating income	$60,595	71,095	$148,227	157,003

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Net income available to common stockholders per diluted common share	$0.92	0.61	$2.41	1.50
Net realized and unrealized investment (gains) losses included in net income, before tax	0.09	0.70	0.04	1.37
Tax on reconciling items	(0.02)	(0.14)	(0.01)	(0.29)
Non-GAAP operating income per diluted common share	$0.99	1.17	$2.44	2.58

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
ROE	9.1%	6.0	12.1%	7.1
Net realized and unrealized investment (gains) losses included in net income, before tax	0.9	6.9	0.1	6.4
Tax on reconciling items	(0.2)	(1.5)	—	(1.4)
Non-GAAP operating ROE	9.8%	11.4	12.2%	12.1

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Book value per common share	$40.81	39.68	$40.81	39.68
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	8.27	5.69	8.27	5.69
Tax on reconciling items	(1.74)	(1.19)	(1.74)	(1.19)
Adjusted book value per common share	$47.34	44.18	$47.34	44.18

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended June 30,		Change Points	Six Months ended June 30,		Change Points
	2023	2022		2023	2022
Standard Commercial Lines Segment	2.8%	6.0	(3.2)	4.1%	5.5	(1.4)
Standard Personal Lines Segment	(2.9)	(1.6)	(1.3)	(2.4)	(0.4)	(2.0)
E&S Lines Segment	(0.1)	0.4	(0.5)	0.8	0.6	0.2
Total insurance operations	(0.2)	4.8	(5.0)	2.5	5.7	(3.2)

Investment income	12.6	9.1	3.5	12.5	8.9%	3.6
Net realized and unrealized investment gains (losses)	(0.7)	(5.4)	4.7	(0.1)	(5.0)	4.9
Total investments segment	11.9	3.7	8.2	12.4	3.9	8.5

Other	(2.6)	(2.5)	(0.1)	(2.8)	(2.5)	(0.3)

ROE	9.1	6.0	3.1	12.1	7.1	5.0
Net realized and unrealized investment (gains) losses, after tax	0.7	5.4	(4.7)	0.1	5.0	(4.9)
Non-GAAP operating ROE	9.8	11.4	(1.6)	12.2	12.1	0.1

Although our underwriting segments had a modest loss in Second Quarter 2023, driven by elevated net catastrophe losses, our investments segment generated strong net investment income, resulting in a non-GAAP operating ROE of 9.8%, which was 1.6 points below our Second Quarter 2022 non-GAAP operating ROE of 11.4%. During Six Months 2023, elevated net catastrophe loss activity was offset by significant growth in after-tax net investment income, resulting in a non-GAAP operating ROE of 12.2% that was in line with our full-year 2023 target non-GAAP operating ROE of 12% and our Six Months 2022 non-GAAP operating ROE of 12.1%.

The decrease in our insurance operations ROE of 5.0 points in Second Quarter 2023 and 3.2 points in Six Months 2023, compared to the same prior-year periods, was due to a decrease in after-tax underwriting income of $31.0 million in Second Quarter 2023 and $44.1 million in Six Months 2023 compared to the same prior-year periods. These decreases were largely driven by an increase in net catastrophe losses and lower favorable prior year casualty reserve development. Pre-tax net catastrophe losses in Second Quarter 2023 were $100.0 million, or 10.6 points on the combined ratio, compared to $45.6 million of pre-tax net catastrophe losses in Second Quarter 2022, or 5.5 points on the combined ratio. Each underwriting segment was impacted in Second Quarter 2023, with $62.6 million of pre-tax net catastrophe losses in Standard Commercial Lines, $21.2 million in Standard Personal Lines, and $16.3 million in Excess and Surplus Lines. We were impacted by nineteen events designated as catastrophes by Property Claims Services ("PCS named events") in Second Quarter 2023, and 33 PCS named events in Six Months 2023, mostly in our Midwest and East Coast footprint states. None of these events were large enough to attach to our catastrophe reinsurance treaty.

The increase in our investments segment ROE of 3.5 points in Second Quarter 2023 and 3.6 points in Six Months 2023, compared to the same prior-year periods, was due to an increase in after-tax net investment income of $21.2 million in Second Quarter 2023 and $35.7 million in Six Months 2023 compared to the same prior-year periods. These increases were largely driven by greater income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment.

In addition, a decrease in net realized and unrealized investment losses in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods drove the increase in our ROE of 4.7 points in Second Quarter 2023 and 4.9 points in Six Months 2023 compared to the same prior-year periods. The decrease in net realized and unrealized investment losses was primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in both current-year periods compared to credit loss expense recorded in both prior-year periods, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in both current-year periods reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Outlook
We entered 2023 well positioned to navigate the on-going challenges of elevated inflation, increased interest rates, and financial market volatility. Our overall Six Months 2023 financial results were strong with 15% growth in NPW and a 12.2% non-GAAP operating ROE, which was in line with our full-year target of 12%.

We continue to focus on several foundational areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Executing our distribution model that emphasizes franchise value, meaning we focus on appointing and having meaningful, close business relationships with high-quality, independent distribution partners who value our relationships and provide us the opportunity to grow profitably with them;
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
◦Expanding our geographic footprint. In 2022, we began writing Standard Commercial Lines business in Vermont, Alabama, and Idaho. We plan to expand our Standard Commercial Lines footprint into other states over time, including introducing five new states over the next two to three years. We expect to write new business in West Virginia and Maine in early 2024 and then expand into targeted states in the western half of the country;
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

•Continuing to further develop our culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and the development of a group of specially trained leaders who can guide us successfully into the future.

For 2023, we increased our expectation for net catastrophe losses while maintaining other full-year expectations as follows:

•A GAAP combined ratio of 96.5%, including net catastrophe losses of 6.0 points, up from prior guidance of 4.5 points. Our combined ratio estimate assumes no additional prior year casualty reserve development;
•After-tax net investment income of $300 million that includes $30 million of after-tax net investment income from our alternative investments;
•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.0% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61 million on a fully diluted basis, which assumes no additional share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Operations Results:
Net premiums written ("NPW")	$1,084,907	930,741	17%		$2,084,675	1,820,539	15%
Net premiums earned (“NPE”)	942,150	834,439	13		1,844,486	1,646,722	12
Less:
Loss and loss expense incurred	646,130	524,868	23		1,213,568	1,019,104	19
Net underwriting expenses incurred	295,697	270,828	9		589,640	531,467	11
Dividends to policyholders	1,849	1,030	80		3,621	2,609	39
Underwriting income	$(1,526)	37,713	(104)%		$37,657	93,542	(60)%
Combined Ratios:
Loss and loss expense ratio	68.6%	62.9	5.7	pts	65.8%	61.8	4.0	pts
Underwriting expense ratio	31.4	32.5	(1.1)		32.0	32.3	(0.3)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.2	—
Combined ratio	100.2	95.5	4.7		98.0	94.3	3.7

The NPW growth of 17% in Second Quarter 2023 and 15% in Six Months 2023 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$241.6	182.0	$458.5	359.2
Renewal pure price increases	6.4%	5.0	6.6%	4.8

Our NPW growth in Second Quarter 2023 and Six Months 2023 also benefited from strong retention and exposure growth.

The increase in NPE in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 5.7 points in Second Quarter 2023 and 4.0 points in Six Months 2023 compared to the same prior-year periods, primarily due to the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$100.0	10.6	pts	$45.6	5.5	pts	5.1	pts
(Favorable) prior year casualty reserve development	(3.5)	(0.4)		(12.0)	(1.4)		1.0
Non-catastrophe property loss and loss expenses	157.2	16.7		138.6	16.6		0.1
Total	$253.7	26.9		$172.2	20.7		6.2

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$155.3	8.4	pts	$66.2	4.0	pts	4.4	pts
(Favorable) prior year casualty reserve development	(16.5)	(0.9)		(32.0)	(1.9)		1.0
Non-catastrophe property loss and loss expenses	305.4	16.6		288.9	17.5		(0.9)
Total	$444.2	24.1		$323.1	19.6		4.5

We had higher net catastrophe losses in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods. In Second Quarter 2023, 19 wind and thunderstorm PCS named events impacted our footprint, with no single storm large enough to attach to our catastrophe reinsurance treaty. In Second Quarter 2022, 18 PCS named events occurred in our footprint, but had a lesser impact on our results. Six Months 2023 included 33 PCS named events compared to Six Months 2022, which included 28 PCS named events. In Second Quarter 2023 and Six Months 2023, net catastrophe losses primarily impacted our commercial property line of business, homeowners lines of business, and E&S Lines. In Second Quarter 2022 and Six Months 2022, net catastrophe losses primarily impacted our commercial property and homeowners lines of business.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended June 30,			Six Months ended June 30,
($ in millions)	2023		2022	2023		2022
General liability	$—		—	$—		(5.0)
Workers compensation	(7.5)		(10.0)	(17.5)		(20.0)
Bonds	—		(2.0)	—		(7.0)
Total Standard Commercial Lines	(7.5)		(12.0)	(17.5)		(32.0)

Homeowners	—		—	—		—
Personal automobile	4.0		—	6.0		—
Total Standard Personal Lines	4.0		—	6.0		—

E&S	—		—	(5.0)		—

Total (favorable) prior year casualty reserve development	$(3.5)		(12.0)	$(16.5)		(32.0)

(Favorable) impact on loss ratio	(0.4)	pts	(1.4)	(0.9)	pts	(1.9)

For additional qualitative discussion on prior year casualty reserve development and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio decreased 1.1 points in Second Quarter 2023 and 0.3 points in Six Months 2023 compared to the same prior-year periods, primarily due to premium growth outpacing the growth in underwriting expenses in both current-year periods compared to the same prior-year periods.

Standard Commercial Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$870,145	760,293	14%		$1,683,461	1,497,932	12%
NPE	762,709	680,237	12		1,494,324	1,341,706	11
Less:
Loss and loss expense incurred	495,507	406,901	22		942,833	806,375	17
Net underwriting expenses incurred	243,207	225,598	8		486,803	443,630	10
Dividends to policyholders	1,849	1,030	80		3,621	2,609	39
Underwriting income	22,146	46,708	(53)		$61,067	89,092	(31)
Combined Ratios:
Loss and loss expense ratio	65.0%	59.7	5.3	pts	63.1%	60.1	3.0	pts
Underwriting expense ratio	31.9	33.2	(1.3)		32.6	33.1	(0.5)
Dividends to policyholders ratio	0.2	0.2	—		0.2	0.2	—
Combined ratio	97.1	93.1	4.0		95.9	93.4	2.5

NPW growth of 14% in Second Quarter 2023 and 12% in Six Months 2023 compared to the same prior-year periods reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth in both current-year periods benefited from strong exposure growth.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$159.1	129.0	$306.8	257.4
Retention	85	86	84	86
Renewal pure price increases	6.7	5.3	6.9	5.1

The increase in NPE in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 5.3 points in Second Quarter 2023 and 3.0 points in Six Months 2023 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$62.6	8.2	pts	$22.3	3.3	4.9	pts
Non-catastrophe property loss and loss expenses	111.4	14.6		99.2	14.6	—
(Favorable) prior year casualty reserve development	(7.5)	(1.0)		(12.0)	(1.8)	0.8
Total	166.5	21.8		109.5	16.1	5.7

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$97.7	6.5	pts	$37.3	2.8	3.7	pts
Non-catastrophe property loss and loss expenses	216.8	14.5		214.9	16.0	(1.5)
(Favorable) prior year casualty reserve development	(17.5)	(1.2)		(32.0)	(2.4)	1.2
Total	297.0	19.8		220.2	16.4	3.4

Second Quarter 2023 and Six Months 2023 experienced elevated net catastrophe losses compared to the same prior-year periods as discussed in the "Insurance Operations" section above. For qualitative discussion on non-catastrophe property loss and loss expenses, refer to the commercial property line of business section below.

The favorable prior year casualty reserve development of $7.5 million in Second Quarter 2023 and $17.5 million in Six Months 2023 was primarily due to improved loss severities in accident years 2020 and prior in our workers compensation line of business. Favorable prior year casualty reserve development in Second Quarter 2022 included (i) $10.0 million in our workers compensation line of business, primarily due to improved loss severities in accident years 2019 and prior, and (ii) $2.0 million in our bonds line of business. Favorable prior year casualty reserve development in Six Months 2022 included (i) $20.0 million in our workers compensation line of business, primarily due to improved loss severities in accident years 2019 and prior, (ii) $7.0 million in our bonds line of business, and (iii) $5.0 million in our general liability line of business, primarily attributable to improved loss severities in accident years 2019 and prior.

The underwriting expense ratio decreased 1.3 points in Second Quarter 2023 and 0.5 points in Six Months 2023 compared to the same prior-year periods, primarily due to premium growth outpacing the growth in underwriting expenses in both current-year periods compared to the same prior-year periods.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$292,846	257,468	14%		$564,972	501,586	13%
Direct new business	48,409	36,280	n/a		93,140	74,163	n/a
Retention	86%	86	n/a		85%	86	n/a
Renewal pure price increases	5.2	4.3	n/a		5.3	4.2	n/a
NPE	$254,510	226,285	12%		$497,859	442,610	12%
Underwriting income	32,626	25,005	30		59,752	53,822	11
Combined ratio	87.2%	88.9	(1.7)	pts	88.0%	87.8	0.2	pts
% of total Standard Commercial Lines NPW	34	34			34	33
1n/a: not applicable.

NPW growth of 14% in Second Quarter 2023 and 13% in Six Months 2023 compared to the same prior-year periods benefited from exposure growth, strong retention, renewal pure price increases, and higher direct new business.

The combined ratio was impacted by a decrease in the underwriting expense ratio of 1.7 points in Second Quarter 2023 and 1.0 point in Six Months 2023 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

In addition, Six Months 2023 was impacted by less favorable prior year casualty reserve development as follows:

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$—	—	pts	$(5.0)	(1.1)	1.1	pts

The favorable prior year casualty reserve development in Six Months 2022 was primarily attributable to improved loss severities in accident years 2019 and prior.

Commercial Automobile
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$257,266	222,847	15%		$497,449	435,442	14%
Direct new business	39,905	29,878	n/a		76,881	61,291	n/a
Retention	86%	87	n/a		85%	87	n/a
Renewal pure price increases	9.5	8.0	n/a		9.8	7.7	n/a
NPE	$225,067	198,381	13%		$442,438	392,211	13%
Underwriting (loss) income	(4,182)	(4,260)	(2)		(15,923)	(15,178)	(5)
Combined ratio	101.9%	102.1	(0.2)	pts	103.6%	103.9	(0.3)	pts
% of total Standard Commercial Lines NPW	30	29			30	29
1n/a: not applicable.

NPW growth of 15% in Second Quarter 2023 and 14% in Six Months 2023 compared to the same prior-year periods benefited from renewal pure price increases, higher direct new business, and strong retention. NPW also benefited from 4% growth of in-force vehicle counts as of June 30, 2023, compared to June 30, 2022.

The combined ratio decreased 0.2 points in Second Quarter 2023 and 0.3 points in Six Months 2023 compared to the same prior-year periods, primarily driven by a decrease in the underwriting expense ratio of 1.7 points in Second Quarter 2023 and 0.7 points in Six Months 2023 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Offsetting the decrease in the underwriting expense ratio was the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$1.9	0.8	pts	$0.6	0.3	0.5	pts
Non-catastrophe property loss and loss expenses	42.5	18.9		34.8	17.6	1.3
Total	$44.4	19.7		$35.4	17.9	1.8

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$2.1	0.5	pts	$0.9	0.2	0.3	pts
Non-catastrophe property loss and loss expenses	89.1	20.1		77.8	19.8	0.3
Total	$91.2	20.6		$78.7	20.0	0.6

Commercial Property[1]
	Quarter ended June 30,		Change % or Points[2]		Six Months ended June 30,		Change % or Points[2]
($ in thousands)	2023	2022			2023	2022
NPW	$167,665	140,148	20%		$319,269	271,053	18%
Direct new business	37,317	31,318	n/a		72,073	59,135	n/a
Retention	84%	85	n/a		84%	85	n/a
Renewal pure price increases	9.3	6.0	n/a		9.4	6.1	n/a
NPE	$141,348	123,562	14%		$276,640	243,624	14%
Underwriting income	(24,410)	2,817	(967)		(14,332)	2,993	(579)
Combined ratio	117.3%	97.7	19.6	pts	105.2%	98.8	6.4	pts
% of total Standard Commercial Lines NPW	19	18			19	18
1includes Inland Marine.
2n/a: not applicable.

NPW growth of 20% in Second Quarter 2023 and 18% in Six Months 2023 compared to the same prior-year periods benefited from renewal pure price increases, strong retention, exposure growth, and higher direct new business.

The combined ratio increased 19.6 points in Second Quarter 2023 and 6.4 points in Six Months 2023 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$56.1	39.7	pts	19.1	15.5	24.2	pts
Non-catastrophe property loss and loss expenses	57.6	40.7		55.6	45.0	(4.3)
Total	$113.7	80.4		74.7	60.5	19.9

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$83.8	30.3	pts	32.1	13.2	17.1	pts
Non-catastrophe property loss and loss expenses	104.1	37.6		118.6	48.7	(11.1)
Total	$187.9	67.9		150.7	61.9	6.0

Second Quarter 2023 and Six Months 2023 experienced elevated net catastrophe losses as discussed in the "Insurance Operations" section above. We had lower non-catastrophe property loss and loss expense ratios in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods. While this change continues to reflect the variability from period to period that is normally associated with the commercial property line of business, we manage our long-term profitability through (i) price increases, and (ii) targeted underwriting actions, including an ongoing focus on achieving accurate insurance to value ratios.

Workers Compensation
	Quarter ended June 30,		Change % or Points[1]		Six Months ended June 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$95,602	88,400	8%		$189,034	185,859	2%
Direct new business	17,320	17,009	n/a		34,939	33,955	n/a
Retention	84%	85	n/a		84%	86	n/a
Renewal pure price increases (decreases)	(1.1)	(0.1)	n/a		(1.1)	(0.6)	n/a
NPE	$88,746	83,502	6%		$172,930	168,182	3%
Underwriting income	12,586	15,631	(19)		27,172	31,536	(14)
Combined ratio	85.8%	81.3	4.5	pts	84.3%	81.2	3.1	pts
% of total Standard Commercial Lines NPW	11	12			11	12
1n/a: not applicable.

NPW increased 8% in Second Quarter 2023 and 2% in Six Months 2023 compared to the same prior-year periods, primarily due to strong retention and exposure growth.

The combined ratio increased 4.5 points in Second Quarter 2023 and 3.1 points in Six Months 2023 compared to the same prior-year periods, primarily driven by less favorable prior year casualty reserve development as follows:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(7.5)	(8.5)	pts	$(10.0)	(12.0)	3.5	pts

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(17.5)	(10.1)	pts	$(20.0)	(11.9)	1.8	pts

The favorable prior year casualty reserve development in Second Quarter 2023 and Six Months 2023 was primarily due to improved loss severities in accident years 2020 and prior. The favorable prior year casualty reserve development in Second Quarter 2022 and Six Months 2022 was primarily due to improved loss severities in accident years 2019 and prior.

In addition, the combined ratio was impacted by an increase in current year casualty loss costs of 0.9 points in Second Quarter 2023 and 0.4 points in Six Months 2023 compared to the same prior-year periods, driven by our view of loss trends versus rate changes.

Standard Personal Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$109,103	82,564	32%		$194,381	147,621	32%
NPE	87,170	73,338	19		169,040	145,980	16
Less:
Loss and loss expense incurred	87,982	66,586	32		161,150	115,133	40
Net underwriting expenses incurred	22,248	19,119	16		44,023	36,694	20
Underwriting income (loss)	$(23,060)	(12,367)	(86)		$(36,133)	(5,847)	(518)%
Combined Ratios:
Loss and loss expense ratio	101.0%	90.8	10.2	pts	95.4%	78.9	16.5	pts
Underwriting expense ratio	25.5	26.1	(0.6)		26.0	25.1	0.9
Combined ratio	126.5	116.9	9.6		121.4	104.0	17.4

NPW increased 32% in both Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods, due to (i) higher direct new business, (ii) stronger retention, (iii) renewal pure price increases, (iv) higher homeowner coverage amounts due to inflation, and (v) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to target customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums[1]	$32.5	13.5	$58.8	23.1
Retention	88%	85	87%	84
Renewal pure price increases	3.4	0.6	2.7	0.6
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 10.2 points in Second Quarter 2023 and 16.5 points in Six Months 2023 compared to the same prior-year periods, driven by the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$21.2	24.3	pts	21.1	28.7	(4.4)	pts
Non-catastrophe property loss and loss expenses	37.8	43.3		26.9	36.7	6.6
Unfavorable prior year casualty reserve development	4.0	4.6		—	—	4.6
Total	$63.0	72.2		48.0	65.4	6.8

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$35.8	21.2	pts	25.4	17.4	3.8	pts
Non-catastrophe property loss and loss expenses	71.6	42.4		52.5	36.0	6.4
Unfavorable prior year casualty reserve development	6.0	3.5		—	—	3.5
Total	$113.4	67.1		77.9	53.4	13.7

Net catastrophe losses in both Second Quarter 2023 and Second Quarter 2022 exceeded our 10-year historical average. Six Months 2023 also exceeded our 10-year historical average, and experienced elevated net catastrophe losses compared to Six Months 2022, as discussed in the "Insurance Operations" section above.

We experienced elevated non-catastrophe property loss and loss expenses in Second Quarter 2023 and Six Months 2023, driven by higher personal automobile physical damage and homeowners property losses. The higher automobile damage losses resulted from increasing claim frequencies, as well as greater severities from inflationary and supply chain impacts that have increased labor and repair costs, and claim duration, which affects vehicle rental days. Higher homeowners property losses were attributable to elevated severities due to higher construction costs and increasing home values, both impacted by economic inflation. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term. We have and continue to file rate increases on a state-by-state basis to mitigate these inflationary impacts. These filed rate increases began to take effect on a written basis during the first quarter of 2023. We expect the number of rate filings and their approved filed rate impacts to continue to increase through 2023.

The unfavorable prior year casualty reserve development in Second Quarter and Six Months 2023 was primarily due to increased loss severities in accident year 2022. There was no prior year casualty reserve development in Second Quarter 2022 or Six Months 2022.

In addition, the loss and loss expense ratio was impacted by an increase in current-year casualty loss costs of 3.4 points in Second Quarter 2023 and 2.7 points in Six Months 2023 compared to the same prior-year periods, in response to elevated prior year severities and increasing claim frequencies.

The underwriting expense ratio decreased 0.6 points in Second Quarter 2023 compared to Second Quarter 2022, primarily due to premium growth outpacing the growth in underwriting expenses. During Six Months 2023 compared to Six Months 2022, the impact of premium growth on the underwriting expense ratio was more than offset by a 1.4-point increase in the ratio related to the commission benefit that we receive from our participation in the NFIP.

E&S Lines Segment

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$105,659	87,884	20%		$206,833	174,986	18%
NPE	92,271	80,864	14		181,122	159,036	14
Less:
Loss and loss expense incurred	62,641	51,381	22		109,585	97,596	12
Net underwriting expenses incurred	30,242	26,111	16		58,814	51,143	15
Underwriting income (loss)	(612)	3,372	(118)		$12,723	10,297	24
Combined Ratios:
Loss and loss expense ratio	67.9%	63.5	4.4	pts	60.5%	61.3	(0.8)	pts
Underwriting expense ratio	32.8	32.3	0.5		32.5	32.2	0.3
Combined ratio	100.7	95.8	4.9		93.0	93.5	(0.5)

NPW growth of 20% in Second Quarter 2023 and 18% in Six Months 2023 compared to the same prior-year periods reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Second Quarter 2023 and Six Months 2023 benefited from exposure growth in both our casualty and property policy coverages driven by higher rates and increased construction costs resulting from economic inflation.

	Quarter ended June 30,		Six Months ended June 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$50.0	39.5	$92.9	78.7
Renewal pure price increases	7.5%	6.9	7.4%	7.3

The increase in NPE in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 4.4 points in Second Quarter 2023 and decreased 0.8 points in Six Months 2023 compared to the same prior-year periods, primarily driven by the following:

	Second Quarter 2023			Second Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$16.3	17.6	pts	$2.2	2.8	14.8	pts
Non-catastrophe property loss and loss expenses	8.1	8.8		12.5	15.4	(6.6)
Total	$24.4	26.4		$14.7	18.2	8.2

	Six Months 2023			Six Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$21.9	12.1	pts	$3.5	2.2	9.9	pts
Non-catastrophe property loss and loss expenses	17.0	9.4		21.6	13.6	(4.2)
(Favorable) prior year casualty reserve development	(5.0)	(2.8)		—	—	(2.8)
Total	$33.9	18.7		$25.1	15.8	2.9

We experienced elevated net catastrophe losses in Second Quarter 2023 and Six Months 2023 compared to the same prior-year periods as discussed in the "Insurance Operations" section above.

The favorable prior year casualty reserve development in Six Months 2023 was primarily due to lower severities in accident years 2021 and prior. There was no prior year casualty reserve development in Second Quarter 2022 and Six Months 2022.

In addition, the loss and loss expense ratio was favorably impacted by a decrease in current year casualty loss costs of 3.9 points in Second Quarter 2023 and 3.8 points in Six Months 2023, compared to the same prior-year periods. Our E&S casualty lines results have improved over recent years from several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflected the impacts of these actions.

Reinsurance
We successfully completed negotiations of our July 1, 2023 excess of loss treaties, which cover our Standard Commercial Lines, Standard Personal Lines, and E&S Lines.

We renewed the Casualty Excess of Loss Treaty ("Casualty Treaty") with substantially the same structure as the expiring treaty. The treaty year 2023 deposit premium increased $28.3 million, or 33%, reflecting (i) higher projected subject earned premium due to growth in our book of business, including pure renewal rate increases; (ii) a modest reinsurance rate increase; and (iii) additional reinstatement coverage in the first three layers.

We renewed the Property Excess of Loss Treaty (“Property Treaty”) and elected to increase the first layer retention from $3.0 million to $5.0 million. We elected to increase our retention in recognition of the growing overall size of our book of business and to manage our overall reinsurance cost while maintaining an appropriate level of capital and earnings protection. In addition, the first layer reinstatement provision was revised to 15 free reinstatements, from the expiring treaty's unlimited free reinstatements. The attachment points and limits for the subsequent layers remained the same. The treaty year deposit premium decreased $5.6 million, or 11%, reflecting the premium reduction associated with the aforementioned first layer retention increase, partially offset by a risk-adjusted rate increase and an increase in exposure.

The following table summarizes the Property Treaty and Casualty Treaty arrangements covering our Insurance Subsidiaries:

Treaty Name	Reinsurance Coverage	Terrorism Coverage
Property Excess of Loss (covers all insurance operations)
There are three layers covering 100% of $65 million in excess of $5 million. Losses other than Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") certified losses are subject to the following reinstatements and annual aggregate limits:

- $5 million in excess of $5 million layer provides 15
        reinstatements, $80 million in aggregate limits;
- $20 million in excess of $10 million layer provides three
        reinstatements, $80 million in aggregate limits; and
- $40 million in excess of $30 million layer provides two
        reinstatements, $120 million in aggregate limits.

All nuclear, biological, chemical, and radioactive ("NBCR") losses are excluded regardless of whether or not they are certified under the TRIPRA. For non-NBCR losses, the treaty distinguishes between acts committed on behalf of foreign persons or foreign interests ("Foreign Terrorism") and those that are not. The treaty provides annual aggregate limits for Foreign Terrorism (other than NBCR) acts of $15 million for the first layer, $60 million for the second layer, and $40 million for the third layer. Non-foreign terrorism losses (other than NBCR) are covered to the same extent as non-terrorism losses.

Casualty Excess of Loss (covers all insurance operations)
There are six layers covering 100% of $88 million in excess of $2 million. Losses other than terrorism losses are subject to the following:

- $3 million in excess of $2 million layer provides 48
      reinstatements, $147 million annual aggregate limit;
- $7 million in excess of $5 million layer provides eight
      reinstatements, $63 million annual aggregate limit;
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

The effective duration of the fixed income securities portfolio, including short-term investments, was 4.0 years as of June 30, 2023. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 93% of our invested assets at June 30, 2023, and 92% at December

31, 2022. Our fixed income and short-term investments portfolio had a weighted average credit rating of "AA-" as of June 30, 2023 and December 31, 2022, with investment grade holdings representing 96% of the total portfolio at both periods.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2022 Annual Report.

Total Invested Assets
($ in thousands)	June 30, 2023	December 31, 2022	Change
Total invested assets	$8,133,199	7,837,469	4%
Invested assets per dollar of common stockholders' equity	3.29	3.37	(2)

Components of unrealized gains (losses) – before tax:
Fixed income securities	(501,153)	(527,892)	(5)%
Equity securities	2,742	(5,431)	(150)%
Net unrealized gains (losses) – before tax	(498,411)	(533,323)	(7)%
Components of unrealized gains (losses) – after tax:
Fixed income securities	(395,910)	(417,035)	(5)%
Equity securities	2,166	(4,290)	(150)%
Net unrealized gains (losses) – after tax	(393,744)	(421,325)	(7)%

Invested assets increased $295.7 million at June 30, 2023, compared to December 31, 2022, reflecting our active investment of operating and investing cash flows in 2023 and a $34.9 million decrease in pre-tax unrealized losses during Six Months 2023. Operating cash flows during Six Months 2023 were 14% of NPW. The decrease in pre-tax unrealized losses was primarily driven by a tightening of credit spreads, partially offset by an increase in benchmark U.S. Treasury rates.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended June 30,		Change % or Points		Six Months ended June 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Fixed income securities	$83,916	62,144	35%		$164,003	116,069	41%
Commercial mortgage loans ("CMLs")	2,199	1,192	84		4,164	2,162	93
Equity securities	2,236	2,639	(15)		3,441	5,057	(32)
Short-term investments	2,892	407	611		7,542	508	1,385
Alternative investments	11,396	9,274	23		19,164	28,402	(33)
Other investments	188	(214)	(188)		231	(37)	(724)
Investment expenses	(5,131)	(5,220)	(2)		(9,343)	(9,337)	—
Net investment income earned – before tax	97,696	70,222	39		189,202	142,824	32
Net investment income tax expense	(19,884)	(13,564)	47		(38,338)	(27,651)	39
Net investment income earned – after tax	$77,812	56,658	37		$150,864	115,173	31
Effective tax rate	20.4%	19.3	1.1	pts	20.3%	19.4	0.9	pts
Annualized after-tax yield on fixed income investments	3.9	3.1	0.8		3.8	2.8	1.0
Annualized after-tax yield on investment portfolio	3.9	3.0	0.9		3.8	3.0	0.8

After-tax net investment income earned increased 37% in Second Quarter 2023 and 31% in Six Months 2023 compared to the same prior-year periods, primarily driven by an increase in income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment.

Realized and Unrealized Gains and Losses
When evaluating securities for sale, our general philosophy is to reduce our exposure to securities and sectors based on economic evaluations of whether (i) the fundamentals for that security or sector have deteriorated or (ii) the timing is appropriate to opportunistically trade for other securities with better economic-return characteristics. Net realized and unrealized gains and losses for the indicated periods were as follows:

	Quarter ended June 30,		Change %	Six Months ended June 30,		Change %
($ in thousands)	2023	2022		2023	2022
Net realized gains (losses) on disposals	$(10,796)	(4,793)	125%	$(19,942)	(16,156)	23%
Net unrealized gains (losses) on equity securities	4,925	(21,860)	(123)	8,173	(24,014)	(134)
Net credit loss benefit (expense) on fixed income securities, AFS	864	(15,519)	(106)	10,393	(37,571)	(128)
Net credit loss benefit (expense) on fixed income securities, held-to-maturity	—	(6)	(100)	—	8	(100)
Net credit loss benefit (expense) on CMLs	(78)	—	—	(61)	—	—
Losses on securities for which we have the intent to sell	(341)	(702)	(51)	(645)	(5,499)	(88)
Total net realized and unrealized investment gains (losses)	$(5,426)	(42,880)	(87)	$(2,082)	(83,232)	(97)

Net realized and unrealized investment losses decreased 87% in Second Quarter 2023 and 97% in Six Months 2023 compared to the same prior-year periods, primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in both current-year periods compared to credit loss expense recorded in both prior-year periods, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in both current-year periods reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended June 30,		Six Months ended June 30,
($ in thousands)	2023	2022	2023	2022
Tax at statutory rate	$15,573	10,480	$39,672	25,157
Tax-advantaged interest	(538)	(1,042)	(1,258)	(2,116)
Dividends received deduction	(68)	(155)	(137)	(260)
Executive compensation	528	484	1,269	742
Stock-based compensation	(111)	(56)	(1,724)	(787)
Other	165	673	(88)	1,208
Federal income tax expense	15,549	10,384	37,734	23,944
Income before federal income tax, less preferred stock dividends	71,857	47,604	184,316	115,194
Effective tax rate	21.6%	21.8	20.5%	20.8

Liquidity and Capital Resources
Capital resources and liquidity reflect our ability to generate cash flows from business operations, borrow funds at competitive rates, and raise new capital to meet our operating and growth needs.

Liquidity
We manage liquidity by generating sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We adjust our liquidity requirements based on economic conditions, market conditions, and future cash flow commitments, as discussed further below.

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

The Parent's investment portfolio includes (i) short-term investments that have historically been maintained in “AAA” rated money market funds, (ii) high-quality, highly liquid government and corporate fixed income securities, (iii) equity securities, (iv) alternative investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $480 million at June 30, 2023, and $484 million at December 31, 2022.

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

The Insurance Subsidiaries paid $80 million in total dividends to the Parent in Six Months 2023. The Insurance Subsidiaries' Boards of Directors did not declare a dividend payable to the Parent during the third quarter of 2023. As of December 31, 2022, our allowable ordinary maximum dividend is $283 million for 2023. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

New Jersey corporate law also limits the maximum amount of dividends the Parent can pay our stockholders if either (i) the Parent would be unable to pay its debts as they become due in the usual course of business, or (ii) the Parent’s total assets would be less than its total liabilities. The Parent’s ability to pay dividends to stockholders is also impacted by (i) covenants in its credit agreement that obligate it, among other things, to maintain a minimum consolidated net worth and a maximum ratio of consolidated debt to total capitalization, and (ii) the terms of our preferred stock that prohibit dividends from being declared or paid on our common stock if dividends are not declared and paid, or made payable, on all outstanding preferred stock for the latest completed dividend period.

For additional information regarding dividend restrictions and financial covenants, where applicable, see Note 11. "Indebtedness," Note 17. "Equity," and Note 22. “Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report.

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Six Months 2023. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. We met all covenants under our Line of Credit as of June 30, 2023.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of June 30, 2023, we had remaining capacity of $469.7 million for FHLB borrowings, with a $18.6 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
On April 6, 2023, SICA borrowed $20 million from the FHLBNY at an interest rate of 5.00% that was repaid on May 8, 2023. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Similar to the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both June 30, 2023, and December 31, 2022. The remaining capacity under these intercompany loan agreements was $121.5 million as of both June 30, 2023, and December 31, 2022. Additionally, we have other insurance regulator-approved intercompany agreements in place that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Six Months 2023. In addition, we had no common stock share repurchases during Six Months 2023 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of June 30, 2023. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On August 2, 2023, our Board declared:

•A quarterly cash dividend on common stock of $0.30 per common share that is payable September 1, 2023, to holders of record on August 15, 2023; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on September 15, 2023, to holders of record as of August 31, 2023.

Our ability to meet our interest and principal repayment obligations on our debt and our ability to continue to pay dividends to our stockholders is dependent on (i) liquidity at the Parent, (ii) the ability of the Insurance Subsidiaries to pay dividends, if necessary, and/or (iii) the availability of other sources of liquidity to the Parent. Our next borrowing principal repayment is $60 million to FHLBI due on December 16, 2026.

Restrictions on the ability of the Insurance Subsidiaries to declare and pay dividends, without alternative liquidity options, could materially affect our ability to service debt and pay dividends on common and preferred stock.

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At June 30, 2023, we had GAAP stockholders' equity of $2.7 billion and statutory surplus of $2.5 billion. With total debt of $503.6 million at June 30, 2023, our debt-to-capital ratio was 15.9%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following table summarizes certain contractual obligations we had at June 30, 2023, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$282.5
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	103.2
Non-publicly traded common stock within our equity portfolio	29.0
CMLs	1.8
Privately-placed corporate securities	12.1
Total	$428.6

There is no certainty (i) that any such additional investments will be required, and (ii) of the actual timing of the funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

Our current and long-term material cash requirements associated with (i) loss and loss expense reserves, (ii) contractual obligations under operating and financing leases for office space and equipment, and (iii) notes payable, funded primarily with operating cash flows, have not materially changed since December 31, 2022. The Insurance Subsidiaries' net loss and loss expense reserves duration was 3.1 years at December 31, 2022.

Our other cash requirements include, without limitation, dividends to stockholders, capital expenditures, and other operating expenses, including commissions to our distribution partners, labor costs, premium taxes, general and administrative expenses, and income taxes.

As of June 30, 2023, and December 31, 2022, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 6% to $40.81 as of June 30, 2023, from $38.57 as of December 31, 2022, driven by $2.41 in net income available to common stockholders per diluted common share and a $0.35 reduction in unrealized losses on our fixed income securities portfolio, partially offset by $0.60 in dividends to our common stockholders. The decrease in net unrealized losses on our fixed income securities was primarily driven by a tightening of credit spreads, partially offset by an increase in benchmark U.S. Treasury rates. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $47.34 as of June 30, 2023, from $45.49 as of December 31, 2022.

Cash Flows
Net cash provided by operating activities increased to $293.6 million in Six Months 2023, compared to $243.5 million in Six Months 2022, primarily driven by higher levels of cash received for premiums.

Net cash used in investing activities increased to $253.6 million in Six Months 2023, compared to $234.5 million in Six Months 2022, as a result of investing more cash from operating activities. Operating cash flows during Six Months 2023 were 14% of NPW, compared to 13% of NPW at Six Months 2022.

Net cash used in financing activities remained relatively flat at $44.0 million in Six Months 2023, compared to $46.5 million in

Six Months 2022.

Ratings
Our ratings are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services ("Moody's")	A2	Positive
Fitch Ratings ("Fitch")	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

On May 25, 2023, Fitch reaffirmed our "A+" rating with a "stable" outlook. In taking this rating action, Fitch cited our (i) business profile as a regional commercial lines writer with strong independent agency relationships, (ii) strong capitalization, and (iii) strong financial performance with stable underwriting results and return metrics that have remained favorable compared to peers.

On July 18, 2023, Moody's reaffirmed our "A2" rating and changed our rating outlook to "positive" from "stable." In taking this rating action, Moody's cited our (i) long record of consistent underwriting profitability and measured geographic expansion while maintaining a sound balance sheet, (ii) strong regional market presence with strong independent agency relationships, and (iii) conservative investment portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2022 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Second Quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of June 30, 2023, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS.

Certain risk factors can significantly impact our business, liquidity, capital resources, results of operations, financial condition, and debt ratings. These risk factors might affect, alter, or change our actions in executing our long-term capital strategy. Examples include, without limitation, contributing capital to any or all of the Insurance Subsidiaries, issuing additional debt and/or equity securities, repurchasing our existing debt and/or equity securities, or increasing or decreasing common stockholders' dividends. We operate in a continually changing business environment, and new risk factors that we cannot predict or assess may emerge at anytime. Consequently, we can neither predict such new risk factors nor assess the potential future impact on our business. There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors.” in our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Second Quarter 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
April 1 – 30, 2023	99	$96.68	—	$84.2
May 1 – 31, 2023	407	102.21	—	84.2
June 1 – 30, 2023	185	98.33	—	84.2
Total	691	$100.38	—	$84.2
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S K.

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
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	August 3, 2023	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	August 3, 2023	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)