Form 10-Q
period 2023-09-30
SELECTIVE INSURANCE GROUP INC
filed 2023-11-02
CIK 230557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023
or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2023, there were 60,588,494 shares of common stock, par value $2.00 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SELECTIVE INSURANCE GROUP, INC. CONSOLIDATED BALANCE SHEETS	Unaudited
($ in thousands, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
Investments:
Fixed income securities, held-to-maturity – at carrying value (fair value: $21,892 – 2023; $29,837 – 2022)	$23,240	31,157
Less: allowance for credit losses	—	—
Fixed income securities, held-to-maturity, net of allowance for credit losses	23,240	31,157
Fixed income securities, available-for-sale – at fair value (allowance for credit losses: $33,538 – 2023 and $45,721 – 2022; amortized cost: $7,689,350 – 2023 and $7,185,754 – 2022)	7,027,104	6,612,107
Commercial mortgage loans – at carrying value (fair value: $171,386 – 2023 and $139,243 – 2022)	186,114	149,305
Less: allowance for credit losses	(181)	(116)
Commercial mortgage loans, net of allowance for credit losses	185,933	149,189
Equity securities – at fair value (cost: $122,388 – 2023; $167,431 – 2022)	125,618	162,000
Short-term investments	315,026	440,456
Alternative investments	446,805	371,316
Other investments	72,188	71,244
Total investments (Note 4 and 5)	$8,195,914	7,837,469
Cash	109	26
Restricted cash	13,236	25,183
Accrued investment income	62,172	59,167
Premiums receivable	1,348,948	1,101,787
Less: allowance for credit losses (Note 6)	(18,900)	(16,100)
Premiums receivable, net of allowance for credit losses	1,330,048	1,085,687
Reinsurance recoverable	687,141	784,410
Less: allowance for credit losses (Note 7)	(1,800)	(1,600)
Reinsurance recoverable, net of allowance for credit losses	685,341	782,810
Prepaid reinsurance premiums	205,189	172,371
Current federal income tax	—	3,545
Deferred federal income tax	199,317	172,733
Property and equipment – at cost, net of accumulated depreciation and amortization of: $268,260 – 2023; $251,209 – 2022	81,372	84,306
Deferred policy acquisition costs	425,754	368,624
Goodwill	7,849	7,849
Other assets	221,658	202,491
Total assets	$11,427,959	10,802,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserve for loss and loss expense (Note 8)	$5,301,370	5,144,821
Unearned premiums	2,342,196	1,992,781
Long-term debt	504,591	504,676
Current federal income tax	2,538	—
Accrued salaries and benefits	114,239	115,185
Other liabilities	518,602	517,234
Total liabilities	$8,783,536	8,274,697

Stockholders’ Equity:
Preferred stock of $0 par value per share:	$200,000	200,000
Authorized shares: 5,000,000; Issued shares: 8,000 with $25,000 liquidation preference per share – 2023 and 2022
Common stock of $2 par value per share:
Authorized shares 360,000,000
Issued: 105,172,002 – 2023; 104,847,111 – 2022	210,344	209,694
Additional paid-in capital	516,854	493,488
Retained earnings	2,928,177	2,749,703
Accumulated other comprehensive income (loss) (Note 11)	(575,869)	(498,042)
Treasury stock – at cost (shares: 44,585,641 – 2023; 44,508,211 – 2022)	(635,083)	(627,279)
Total stockholders’ equity	$2,644,423	2,527,564
Commitments and contingencies
Total liabilities and stockholders’ equity	$11,427,959	10,802,261
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Net premiums earned	$981,917	853,879	$2,826,403	2,500,601
Net investment income earned	100,863	63,889	290,065	206,713
Net realized and unrealized investment gains (losses)	(6,880)	(25,681)	(8,962)	(108,913)
Other income	5,181	2,933	13,919	7,499
Total revenues	1,081,081	895,020	3,121,425	2,605,900

Expenses:
Loss and loss expense incurred	645,897	547,826	1,859,465	1,566,930
Amortization of deferred policy acquisition costs	201,106	179,048	585,660	522,186
Other insurance expenses	108,504	102,806	325,949	298,310
Interest expense	7,186	7,179	21,610	21,599
Corporate expenses	5,871	5,522	27,308	24,442
Total expenses	968,564	842,381	2,819,992	2,433,467

Income before federal income tax	112,517	52,639	301,433	172,433

Federal income tax expense:
Current	24,133	14,813	67,004	41,682
Deferred	(824)	(4,699)	(5,961)	(7,624)
Total federal income tax expense	23,309	10,114	61,043	34,058

Net income	$89,208	42,525	$240,390	138,375

Preferred stock dividends	2,300	2,300	6,900	6,900

Net income available to common stockholders	$86,908	40,225	$233,490	131,475

Earnings per common share:
Net income available to common stockholders - Basic	$1.43	0.67	$3.85	2.18

Net income available to common stockholders - Diluted	$1.42	0.66	$3.83	2.16

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income	$89,208	42,525	$240,390	138,375

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	(80,361)	(149,803)	(76,219)	(532,744)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(25,989)	(53,946)	(13,032)	(179,803)
Amounts reclassified into net income:
Held-to-maturity securities	—	1	—	2
Net realized (gains) losses on disposals and losses on intent-to-sell available-for-sale securities	3,656	11,246	15,891	38,233
Credit loss (benefit) expense	1,949	3,532	(6,261)	33,214
Total unrealized gains (losses) on investment securities	(100,745)	(188,970)	(79,621)	(641,098)

Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial loss	598	329	1,794	988
Total defined benefit pension and post-retirement plans	598	329	1,794	988
Other comprehensive income (loss)	(100,147)	(188,641)	(77,827)	(640,110)
Comprehensive income (loss)	$(10,939)	(146,116)	$162,563	(501,735)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022
Preferred stock:
Beginning of period	$200,000	200,000	$200,000	200,000
Issuance of preferred stock	—	—	—	—
End of period	200,000	200,000	200,000	200,000

Common stock:
Beginning of period	210,296	209,506	209,694	208,902
Dividend reinvestment plan	8	11	27	34
Stock purchase and compensation plans	40	41	623	622
End of period	210,344	209,558	210,344	209,558

Additional paid-in capital:
Beginning of period	512,040	481,380	493,488	464,347
Dividend reinvestment plan	427	438	1,335	1,325
Stock purchase and compensation plans	4,387	4,421	22,031	20,567
End of period	516,854	486,239	516,854	486,239

Retained earnings:
Beginning of period	2,859,569	2,660,584	2,749,703	2,603,472
Net income	89,208	42,525	240,390	138,375
Dividends to preferred stockholders	(2,300)	(2,300)	(6,900)	(6,900)
Dividends to common stockholders	(18,300)	(17,046)	(55,016)	(51,184)
End of period	2,928,177	2,683,763	2,928,177	2,683,763

Accumulated other comprehensive income (loss):
Beginning of period	(475,722)	(336,370)	(498,042)	115,099
Other comprehensive income (loss)	(100,147)	(188,641)	(77,827)	(640,110)
End of period	(575,869)	(525,011)	(575,869)	(525,011)

Treasury stock:
Beginning of period	(634,791)	(621,010)	(627,279)	(608,935)
Acquisition of treasury stock - share repurchase authorization	—	(5,931)	—	(12,423)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(292)	(75)	(7,804)	(5,658)
End of period	(635,083)	(627,016)	(635,083)	(627,016)

Total stockholders’ equity	$2,644,423	2,427,533	$2,644,423	2,427,533

Dividends declared per preferred share	$287.50	287.50	$862.50	862.50
Dividends declared per common share	$0.30	0.28	$0.90	0.84

Preferred stock, shares outstanding:
Beginning of period	8,000	8,000	8,000	8,000
Issuance of preferred stock	—	—	—	—
End of period	8,000	8,000	8,000	8,000

Common stock, shares outstanding:
Beginning of period	60,565,483	60,327,734	60,338,900	60,184,382
Dividend reinvestment plan	4,362	5,647	13,677	17,152
Stock purchase and compensation plan	19,475	20,073	311,214	310,760
Acquisition of treasury stock - share repurchase authorization	—	(79,100)	—	(165,159)
Acquisition of treasury stock - shares acquired related to employee share-based compensation plans	(2,959)	(863)	(77,430)	(73,644)
End of period	60,586,361	60,273,491	60,586,361	60,273,491

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SELECTIVE INSURANCE GROUP, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months ended September 30,
($ in thousands)	2023	2022
Operating Activities
Net income	$240,390	138,375

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,432	34,350
Stock-based compensation expense	16,374	15,123
Undistributed gains of equity method investments	(16,266)	(12,971)
Distributions in excess of current year income of equity method investments	8,656	33,365
Net realized and unrealized losses	8,962	108,913
Loss (gain) on disposal of fixed assets	(6)	—

Changes in assets and liabilities:
Increase in reserve for loss and loss expense, net of reinsurance recoverable	254,018	271,311
Increase in unearned premiums, net of prepaid reinsurance	316,597	223,332
Decrease (increase) in net federal income taxes	216	(31,607)
Increase in premiums receivable	(244,361)	(168,286)
Increase in deferred policy acquisition costs	(57,130)	(44,010)
Increase in accrued investment income	(3,038)	(5,936)
Decrease in accrued salaries and benefits	(946)	(8,830)
Increase in other assets	(12,496)	(31,241)
Decrease in other liabilities	(12,096)	(36,444)
Net cash provided by (used in) operating activities	522,306	485,444

Investing Activities
Purchases of fixed income securities, held-to-maturity	—	(6,692)
Purchases of fixed income securities, available-for-sale	(1,999,665)	(2,183,013)
Purchases of commercial mortgage loans	(38,281)	(57,289)
Purchases of equity securities	(13,731)	(21,044)
Purchases of alternative investments and other investments	(83,810)	(45,495)
Purchases of short-term investments	(3,483,923)	(3,123,086)
Sales of fixed income securities, available-for-sale	1,115,260	986,367
Proceeds from commercial mortgage loans	1,473	7,875
Sales of short-term investments	3,609,991	3,302,140
Redemption and maturities of fixed income securities, held-to-maturity	7,918	2,508
Redemption and maturities of fixed income securities, available-for-sale	367,495	539,680
Sales of equity securities	53,344	155,670
Sales of other investments	900	2,156
Distributions from alternative investments and other investments	7,765	11,114
Purchases of property and equipment	(14,763)	(21,758)
Net cash provided by (used in) investing activities	(470,027)	(450,867)

Financing Activities
Dividends to preferred stockholders	(6,900)	(6,900)
Dividends to common stockholders	(53,122)	(49,307)
Acquisition of treasury stock	(7,804)	(18,081)
Net proceeds from stock purchase and compensation plans	5,616	5,500
Proceeds from borrowings	20,000	35,000
Repayments of borrowings	(20,000)	(35,000)
Repayments of finance lease obligations	(1,933)	(1,819)
Net cash provided by (used in) financing activities	(64,143)	(70,607)
Net decrease in cash and restricted cash	(11,864)	(36,030)
Cash and restricted cash, beginning of period	25,209	45,063
Cash and restricted cash, end of period	$13,345	9,033

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

Our Financial Statements reflect all adjustments that, in our opinion, are normal, recurring, and necessary for a fair presentation of our results of operations and financial condition. Our Financial Statements cover the third quarters ended September 30, 2023 (“Third Quarter 2023”) and September 30, 2022 (“Third Quarter 2022”), and the nine-month periods ended September 30, 2023 ("Nine Months 2023") and September 30, 2022 ("Nine Months 2022"). Our Financial Statements do not include all information and disclosures required by GAAP and the SEC for audited annual financial statements. Because interim period results of operations are not necessarily indicative of full-year results, our Financial Statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”) filed with the SEC.

NOTE 2. Adoption of Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the market transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Companies can elect to adopt ASU 2020-04 as of the beginning of the interim period that includes March 2020, or any date thereafter through December 31, 2024, as permitted by ASU 2022-06, Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 issued in December 2022. We adopted this guidance in the first quarter of 2023. We are not required to measure the effect of adoption on our financial position, cash flows, or net income because the guidance provides relief from accounting for the effects of the change to a replacement rate.

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

NOTE 3. Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months ended September 30,
($ in thousands)	2023	2022
Cash paid (received) during the period for:
Interest	$22,712	22,699
Federal income tax	57,000	61,000

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,773	6,096
Operating cash flows from financing leases	41	33
Financing cash flows from finance leases	1,933	1,819

Non-cash items:
Corporate actions related to fixed income securities, available-for-sale ("AFS")[1]	18,840	32,546
Conversion of AFS fixed income securities to equity securities	—	1,463
Assets acquired under finance lease arrangements	1,584	650
Assets acquired under operating lease arrangements	5,068	15,514
Non-cash purchase of property and equipment	22	—
1Examples of corporate actions include like-kind exchanges, non-cash acquisitions, and stock splits.

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that equate to the amount reported in the Consolidated Statements of Cash Flows:

($ in thousands)	September 30, 2023	December 31, 2022
Cash	$109	26
Restricted cash	13,236	25,183
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$13,345	25,209

Amounts in restricted cash represent cash received from the National Flood Insurance Program ("NFIP") that can only be used to pay flood claims under the Write Your Own program.

NOTE 4. Investments
(a) Information regarding our AFS securities as of September 30, 2023 and December 31, 2022, were as follows:

September 30, 2023	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$253,174	—	—	(26,445)	226,729
Foreign government	11,155	(32)	—	(1,807)	9,316
Obligations of states and political subdivisions	672,075	(892)	125	(56,557)	614,751
Corporate securities	2,684,453	(17,765)	2,003	(228,556)	2,440,135
Collateralized loan obligations ("CLO") and other asset-backed securities ("ABS")	1,819,454	(3,218)	4,144	(106,665)	1,713,715
Residential mortgage-backed securities ("RMBS")	1,548,758	(11,625)	500	(153,174)	1,384,459
Commercial mortgage-backed securities ("CMBS")	700,281	(6)	—	(62,276)	637,999
Total AFS fixed income securities	$7,689,350	(33,538)	6,772	(635,480)	7,027,104

December 31, 2022	Cost/ Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
($ in thousands)
AFS fixed income securities:
U.S. government and government agencies	$209,528	—	37	(20,326)	189,239
Foreign government	11,199	(284)	—	(1,307)	9,608
Obligations of states and political subdivisions	965,231	(1,024)	1,812	(48,001)	918,018
Corporate securities	2,558,655	(30,330)	3,509	(196,809)	2,335,025
CLO and other ABS	1,607,660	(2,375)	2,408	(121,720)	1,485,973
RMBS	1,169,546	(11,597)	1,148	(99,265)	1,059,832
CMBS	663,935	(111)	348	(49,760)	614,412
Total AFS fixed income securities	$7,185,754	(45,721)	9,262	(537,188)	6,612,107

The following tables provide a roll forward of the allowance for credit losses on our AFS fixed income securities for the indicated periods:

Quarter ended September 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$34	—	—	(2)	—	—	32
Obligations of states and political subdivisions	769	96	—	55	(28)	—	892
Corporate securities	16,149	1,939	—	(111)	(212)	—	17,765
CLO and other ABS	2,915	148	—	167	(12)	—	3,218
RMBS	11,550	23	—	154	(102)	—	11,625
CMBS	8	—	—	(1)	(1)	—	6
Total AFS fixed income securities	$31,425	2,206	—	262	(355)	—	33,538

Quarter ended September 30, 2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$265	40	—	15	—	—	320
Obligations of states and political subdivisions	1,206	313	—	(181)	(27)	—	1,311
Corporate securities	35,072	4,061	—	633	(2,733)	(63)	36,970
CLO and other ABS	3,623	35	—	(527)	(17)	—	3,114
RMBS	10,616	35	—	46	(94)	—	10,603
CMBS	18	—	—	1	—	—	19
Total AFS fixed income securities	$50,800	4,484	—	(13)	(2,871)	(63)	52,337

Nine Months ended September 30, 2023	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$284	—	—	(252)	—	—	32
Obligations of states and political subdivisions	1,024	100	—	(120)	(112)	—	892
Corporate securities	30,330	6,078	—	(14,992)	(3,600)	(51)	17,765
CLO and other ABS	2,375	904	—	(40)	(21)	—	3,218
RMBS	11,597	24	—	334	(330)	—	11,625
CMBS	111	1	—	38	(144)	—	6
Total AFS fixed income securities	$45,721	7,107	—	(15,032)	(4,207)	(51)	33,538

Nine Months ended September 30, 2022	Beginning Balance	Current Provision for Securities without Prior Allowance	Initial Allowance for Purchased Credit Deteriorated Assets with Credit Deterioration	Increase (Decrease) on Securities with Prior Allowance, excluding intent (or Requirement) to Sell Securities	Reductions for Securities Sold	Reductions for Securities Identified as Intent (or Requirement) to Sell during the Period	Ending Balance
($ in thousands)
Foreign government	$46	292	—	(4)	(14)	—	320
Obligations of states and political subdivisions	137	1,371	—	(6)	(191)	—	1,311
Corporate securities	6,682	33,096	—	4,384	(5,925)	(1,267)	36,970
CLO and other ABS	939	1,580	—	623	(28)	—	3,114
RMBS	1,909	225	8,318	473	(322)	—	10,603
CMBS	11	18	—	(10)	—	—	19
Total AFS fixed income securities	$9,724	36,582	8,318	5,460	(6,480)	(1,267)	52,337

During Nine Months 2023 and Nine Months 2022, we had no write-offs or recoveries of our AFS fixed income securities.

For information on our methodology and significant inputs used to measure expected credit losses, our accounting policy for recognizing write-offs of uncollectible amounts, and our treatment of accrued interest, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. Accrued interest on AFS securities was $60.7 million as of September 30, 2023, and $56.4 million as of December 31, 2022. We did not record any (i) write-offs of accrued interest during Nine Months 2023, or (ii) material write-offs of accrued interest in Nine Months 2022.

(b) Quantitative information about unrealized losses on our AFS portfolio follows:

September 30, 2023	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$126,898	(1,428)	99,831	(25,017)	226,729	(26,445)
Foreign government	1,528	(122)	7,788	(1,685)	9,316	(1,807)
Obligations of states and political subdivisions	307,144	(8,921)	282,238	(47,636)	589,382	(56,557)
Corporate securities	808,733	(27,732)	1,392,386	(200,824)	2,201,119	(228,556)
CLO and other ABS	522,941	(13,560)	1,014,419	(93,105)	1,537,360	(106,665)
RMBS	609,952	(28,785)	725,818	(124,389)	1,335,770	(153,174)
CMBS	182,481	(8,363)	455,518	(53,913)	637,999	(62,276)
Total AFS fixed income securities	$2,559,677	(88,911)	3,977,998	(546,569)	6,537,675	(635,480)

December 31, 2022	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS fixed income securities:
U.S. government and government agencies	$166,975	(13,658)	16,011	(6,668)	182,986	(20,326)
Foreign government	5,573	(608)	2,456	(699)	8,029	(1,307)
Obligations of states and political subdivisions	681,795	(43,767)	16,618	(4,234)	698,413	(48,001)
Corporate securities	1,889,492	(164,197)	133,223	(32,612)	2,022,715	(196,809)
CLO and other ABS	916,423	(69,155)	411,283	(52,565)	1,327,706	(121,720)
RMBS	887,229	(76,432)	108,041	(22,833)	995,270	(99,265)
CMBS	512,953	(37,815)	77,181	(11,945)	590,134	(49,760)
Total AFS fixed income securities	$5,060,440	(405,632)	764,813	(131,556)	5,825,253	(537,188)

We currently do not intend to sell any of the securities summarized in the tables above, nor do we believe we will be required to sell any of them. The increase in gross unrealized losses as of September 30, 2023, compared to December 31, 2022, was primarily driven by an increase in benchmark U.S. Treasury rates, partially offset by a tightening of credit spreads. Considering these factors and our review of these securities under our credit loss policy as described in Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report, we have concluded that no additional allowance for credit loss is required on these balances beyond the allowance for credit loss recorded as of September 30, 2023. This conclusion reflects our current judgment about the financial position and future prospects of the entities that issued the investment security and underlying collateral.

(c) AFS and held-to-maturity ("HTM") fixed income securities at September 30, 2023, by contractual maturity are shown below. The maturities of RMBS, CMBS, CLO and other ABS securities were calculated using each security's estimated average life. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS	HTM
($ in thousands)	Fair Value	Carrying Value	Fair Value
Due in one year or less	$428,247	224	223
Due after one year through five years	3,197,277	13,833	13,179
Due after five years through 10 years	2,463,374	9,183	8,490
Due after 10 years	938,206	—	—
Total fixed income securities	$7,027,104	23,240	21,892

(d) The following table summarizes our alternative investment portfolio by strategy:

	September 30, 2023			December 31, 2022
($ in thousands)	Carrying Value	Remaining Commitment	Maximum Exposure to Loss	Carrying Value	Remaining Commitment	Maximum Exposure to Loss
Alternative Investments
Private equity	$306,357	138,325	444,682	280,980	134,676	415,656
Private credit	102,373	89,809	192,182	54,866	89,481	144,347
Real assets	38,075	19,161	57,236	35,470	21,945	57,415
Total alternative investments	$446,805	247,295	694,100	371,316	246,102	617,418

We are contractually committed to make additional investments up to the remaining commitments stated above. We did not provide any non-contractual financial support during 2023 or 2022.

The following table shows gross summarized financial information for our alternative investments portfolio, including the portion we do not own. As the majority of these investments report results to us on a one quarter lag, the summarized financial statement information is for the three- and nine-month periods ended June 30:

Income Statement Information	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2023	2022	2023	2022
Net investment income (loss)	$74.3	205.6	$(66.9)	612.0
Realized gains	1,108.5	1,983.5	3,752.8	10,964.9
Net change in unrealized appreciation (depreciation)	2,216.3	(3,188.9)	7,414.1	(1,973.0)
Net income	$3,399.1	(999.8)	$11,100.0	9,603.9
Alternative investment income included in "Net investment income earned" on our Consolidated Statements of Income	$6.5	(5.6)	$25.6	22.8

(e) We have pledged certain AFS fixed income securities as collateral related to our borrowing relationships with the Federal Home Loan Bank of Indianapolis ("FHLBI") and the Federal Home Loan Bank of New York ("FHLBNY"). In addition, we had certain securities on deposit with various state and regulatory agencies at September 30, 2023 to comply with insurance laws. We retain all rights regarding all securities pledged as collateral.

The following table summarizes the market value of these securities at September 30, 2023:

($ in millions)	FHLBI Collateral	FHLBNY Collateral	State and Regulatory Deposits	Total
U.S. government and government agencies	$—	—	18.7	18.7
Obligations of states and political subdivisions	—	—	3.5	3.5
RMBS	61.7	24.7	—	86.4
CMBS	2.5	8.5	—	11.0
Total pledged as collateral	$64.2	33.2	22.2	119.6

(f) We did not have exposure to any credit concentration risk of a single issuer greater than 10% of our stockholders' equity, other than to certain U.S. government agencies, as of September 30, 2023, or December 31, 2022.

(g) The components of pre-tax net investment income earned were as follows:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Fixed income securities	$90,013	68,236	$254,016	184,305
Commercial mortgage loans ("CMLs")	2,516	1,600	6,680	3,762
Equity securities	2,083	2,604	5,524	7,661
Short-term investments	3,941	1,152	11,483	1,660
Alternative investments	6,473	(5,581)	25,637	22,821
Other investments	284	112	515	75
Investment expenses	(4,447)	(4,234)	(13,790)	(13,571)
Net investment income earned	$100,863	63,889	$290,065	206,713

(h) The following table summarizes net realized and unrealized investment gains and losses for the periods indicated:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross gains on sales	$367	7,094	$5,307	23,843
Gross losses on sales	(5,264)	(19,668)	(30,146)	(52,573)
Net realized gains (losses) on disposals	(4,897)	(12,574)	(24,839)	(28,730)
Net unrealized gains (losses) on equity securities	489	(7,777)	8,662	(31,791)
Net credit loss benefit (expense) on fixed income securities, AFS	(2,468)	(4,471)	7,925	(42,042)
Net credit loss benefit (expense) on fixed income securities, HTM	—	54	—	62
Net credit loss (expense) on CMLs	(4)	—	(65)	—
Losses on securities for which we have the intent to sell	—	(913)	(645)	(6,412)
Net realized and unrealized investment gains (losses)	$(6,880)	(25,681)	$(8,962)	(108,913)

Net realized and unrealized investment losses decreased $18.8 million in Third Quarter 2023 compared to Third Quarter 2022, primarily due to (i) an increase in valuations reflecting the current public equities market, and (ii) a decrease in net realized losses on disposals from our AFS fixed income securities portfolio.

Net realized and unrealized investment losses decreased $100.0 million in Nine Months 2023 compared to Nine Months 2022, primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in Nine Months 2023 compared to credit loss expense recorded in Nine Months 2022, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in Nine Months 2023 reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Net unrealized gains and losses recognized in income on equity securities, as reflected in the table above, included the following:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Unrealized gains (losses) recognized in income on equity securities:
On securities remaining in our portfolio at end of period	$200	(5,832)	$2,744	(16,334)
On securities sold in period	289	(1,945)	5,918	(15,457)
Total unrealized gains (losses) recognized in income on equity securities	$489	(7,777)	$8,662	(31,791)

NOTE 5. Fair Value Measurements
The financial assets in our investment portfolio are primarily measured at fair value as disclosed on the Consolidated Balance Sheets. The following table presents the carrying amounts and fair values of our financial liabilities as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long-term debt:
7.25% Senior Notes	$49,925	50,293	49,921	51,705
6.70% Senior Notes	99,559	98,175	99,542	99,264
5.375% Senior Notes	294,497	254,421	294,424	258,459
3.03% borrowings from FHLBI	60,000	56,580	60,000	57,175
Subtotal long-term debt	503,981	459,469	503,887	466,603
Unamortized debt issuance costs	(2,759)		(2,929)
Finance lease obligations	3,369		3,718
Total long-term debt	$504,591		504,676

For discussion regarding the fair value techniques of our financial instruments, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following tables provide quantitative disclosures of our financial assets that were measured and recorded at fair value at September 30, 2023, and December 31, 2022:

September 30, 2023		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$226,729	67,185	159,544	—
Foreign government	9,316	—	9,316	—
Obligations of states and political subdivisions	614,751	—	608,108	6,643
Corporate securities	2,440,135	—	2,179,656	260,479
CLO and other ABS	1,713,715	—	1,503,308	210,407
RMBS	1,384,459	—	1,384,459	—
CMBS	637,999	—	637,655	344
Total AFS fixed income securities	7,027,104	67,185	6,482,046	477,873
Equity securities:
Common stock[1]	123,942	19,041	—	933
Preferred stock	1,676	1,676	—	—
Total equity securities	125,618	20,717	—	933
Short-term investments	315,026	303,193	11,833	—
Total assets measured at fair value	$7,467,748	391,095	6,493,879	478,806

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Measured on a recurring basis:
AFS fixed income securities:
U.S. government and government agencies	$189,239	109,240	79,999	—
Foreign government	9,608	—	9,608	—
Obligations of states and political subdivisions	918,018	—	911,357	6,661
Corporate securities	2,335,025	—	2,147,045	187,980
CLO and other ABS	1,485,973	—	1,332,631	153,342
RMBS	1,059,832	—	1,059,832	—
CMBS	614,412	—	614,037	375
Total AFS fixed income securities	6,612,107	109,240	6,154,509	348,358
Equity securities:
Common stock[1]	160,355	55,846	—	897
Preferred stock	1,645	1,645	—	—
Total equity securities	162,000	57,491	—	897
Short-term investments	440,456	418,199	22,257	—
Total assets measured at fair value	$7,214,563	584,930	6,176,766	349,255
1Investments amounting to $104.0 million at September 30, 2023, and $103.6 million at December 31, 2022, were measured at fair value using the net asset value per share (or its practical expedient) and have not been classified in the fair value hierarchy. These investments are not redeemable and the timing of liquidations of the underlying assets is unknown at each reporting period. The fair value amounts in this table are intended to permit reconciliation of the fair value hierarchy to total assets measured at fair value.

The following tables provide a summary of Level 3 changes in Nine Months 2023 and Nine Months 2022:

September 30, 2023
($ in thousands)	Obligations of States and Political Subdivisions	Corporate Securities	CLO and Other ABS	CMBS	Common Stock	Total
Fair value, December 31, 2022	$6,661	187,980	153,342	375	897	349,255
Total net gains (losses) for the period included in:
Other comprehensive income (loss) ("OCI")	(80)	(517)	(2,433)	35	—	(2,995)
Net realized and unrealized gains (losses)	62	289	(110)	—	(157)	84
Net investment income earned	—	359	(12)	(264)	—	83
Purchases	—	77,567	60,015	—	—	137,582
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(7,437)	(4,343)	(24)	—	(11,804)
Transfers into Level 3	—	2,238	14,148	2,848	193	19,427
Transfers out of Level 3	—	—	(10,200)	(2,626)	—	(12,826)
Fair value, September 30, 2023	$6,643	260,479	210,407	344	933	478,806

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	62	289	(110)	—	(157)	84
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(80)	(528)	(2,433)	35	—	(3,006)

September 30, 2022
($ in thousands)	Obligation of state and Political Subdivisions	Corporate Securities	CLO and Other ABS	RMBS	CMBS	Total
Fair value, December 31, 2021	$7,745	114,127	124,909	245	4,256	251,282
Total net gains (losses) for the period included in:
OCI	(879)	(23,847)	(11,436)	(17)	(477)	(36,656)
Net realized and unrealized gains (losses)	(155)	(2,345)	(771)	—	(7)	(3,278)
Net investment income earned	—	49	127	—	46	222
Purchases	—	74,327	44,167	—	—	118,494
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	(8,663)	(6,678)	(11)	(15)	(15,367)
Transfers into Level 3	—	19,214	—	—	—	19,214
Transfers out of Level 3	—	(7,038)	(24,646)	(217)	(3,430)	(35,331)
Fair value, September 30, 2022	$6,711	165,824	125,672	—	373	298,580

Change in unrealized gains (losses) for the period included in earnings for assets held at period end	(155)	(2,330)	(771)	—	(7)	(3,263)
Change in unrealized gains (losses) for the period included in OCI for assets held at period end	(879)	(23,852)	(11,395)	(17)	(477)	(36,620)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements of Level 3 assets at September 30, 2023, and December 31, 2022:

September 30, 2023
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$121,401	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	2.1%
CLO and other ABS	98,801	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.6%
Total internal valuations	220,202
Other[1]	258,604
Total Level 3 securities	$478,806

December 31, 2022
($ in thousands)	Assets Measured at Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
Internal valuations:
Corporate securities	$81,867	Discounted Cash Flow	Illiquidity Spread	(4.4)% - 5.3%	1.3%
CLO and other ABS	59,452	Discounted Cash Flow	Illiquidity Spread	0.01% - 19.6%	2.5%
Total internal valuations	141,319
Other[1]	207,936
Total Level 3 securities	$349,255
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

The following tables provide quantitative information about our financial assets and liabilities that were not measured at fair value, but were disclosed as such at September 30, 2023, and December 31, 2022:

September 30, 2023		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Corporate securities	$21,892	—	21,892	—
Total HTM fixed income securities	21,892	—	21,892	—

CMLs	$171,386	—	—	171,386

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$50,293	—	50,293	—
6.70% Senior Notes	98,175	—	98,175	—
5.375% Senior Notes	254,421	—	254,421	—
3.03% borrowings from FHLBI	56,580	—	56,580	—
Total long-term debt	$459,469	—	459,469	—

December 31, 2022		Fair Value Measurements Using
($ in thousands)	Assets/ Liabilities Disclosed at Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
HTM:
Obligations of states and political subdivisions	$3,405	—	3,405	—
Corporate securities	26,432	—	26,432	—
Total HTM fixed income securities	$29,837	—	29,837	—

CMLs	$139,243	—	—	139,243

Financial Liabilities
Long-term debt:
7.25% Senior Notes	$51,705	—	51,705	—
6.70% Senior Notes	99,264	—	99,264	—
5.375% Senior Notes	258,459	—	258,459	—
3.03% borrowings from FHLBI	57,175	—	57,175	—
Total long-term debt	$466,603	—	466,603	—

NOTE 6. Allowance for Credit Losses on Premiums Receivable
The following table provides a roll forward of the allowance for credit losses on our premiums receivable balance for the indicated periods:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Balance at beginning of period	$17,900	$14,900	$16,100	$13,600
Current period change for expected credit losses	1,973	2,250	5,398	4,335
Write-offs charged against the allowance for credit losses	(1,257)	(2,349)	(3,468)	(3,787)
Recoveries	284	399	870	1,052
Allowance for credit losses, end of period	$18,900	$15,200	$18,900	$15,200

For a discussion of the methodology used to evaluate our estimate of expected credit losses on premiums receivable, refer to Note 2. "Summary of Significant Accounting Policies" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

NOTE 7. Reinsurance
We evaluate and monitor the financial condition of our reinsurers under voluntary reinsurance arrangements to minimize our exposure to significant losses from reinsurer insolvencies. The following tables provide (i) a disaggregation of our reinsurance recoverable balance by financial strength rating, and (ii) an aging analysis of our past due reinsurance recoverable balances as of September 30, 2023, and December 31, 2022:

	September 30, 2023
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$87,295	$20	$87,315
A+	377,078	4,876	381,954
A	116,903	1,981	118,884
A-	3,669	89	3,758
Total rated reinsurers	$584,945	$6,966	$591,911

Non-rated reinsurers
Federal and state pools	$88,777	$16	$88,793
Other than federal and state pools	6,227	210	6,437
Total non-rated reinsurers	$95,004	$226	$95,230

Total reinsurance recoverable, gross	$679,949	$7,192	$687,141
Less: allowance for credit losses			(1,800)
Total reinsurance recoverable, net			$685,341

	December 31, 2022
($ in thousands)	Current	Past Due	Total Reinsurance Recoverables
Financial strength rating of rated reinsurers
A++	$46,282	$1	$46,283
A+	425,395	3,191	428,586
A	106,102	1,315	107,417
A-	7,148	89	7,237
Total rated reinsurers	$584,927	$4,596	$589,523

Non-rated reinsurers
Federal and state pools	$180,794	$—	$180,794
Other than federal and state pools	13,678	415	14,093
Total non-rated reinsurers	$194,472	$415	$194,887

Total reinsurance recoverable, gross	$779,399	$5,011	$784,410
Less: allowance for credit losses			(1,600)
Total reinsurance recoverable, net			$782,810

The $92.0 million decrease in "Federal and state pools" as of September 30, 2023, compared to December 31, 2022, was primarily due to a decrease in the NFIP reserves recorded as of December 31, 2022, for flood losses in Florida and surrounding states as a result of Hurricane Ian, which are 100% ceded to the NFIP and continue to be paid as the associated claims are settled.

The following table provides a roll forward of the allowance for credit losses on our reinsurance recoverable balance for the periods indicated:

($ in thousands)	Quarter ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,800	1,600	$1,600	1,600
Current period change for expected credit losses	—	—	200	—
Write-offs charged against the allowance for credit losses	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses, end of period	$1,800	1,600	$1,800	1,600

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

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Premiums written:
Direct	$1,214,444	1,037,612	$3,579,700	3,089,166
Assumed	9,087	9,531	20,058	23,398
Ceded	(165,206)	(143,749)	(456,758)	(388,631)
Net	$1,058,325	903,394	$3,143,000	2,723,933
Premiums earned:
Direct	$1,123,444	984,981	$3,229,170	2,872,008
Assumed	8,916	8,514	21,174	21,523
Ceded	(150,443)	(139,616)	(423,941)	(392,930)
Net	$981,917	853,879	$2,826,403	2,500,601
Loss and loss expense incurred:
Direct	$741,288	732,568	$2,053,511	1,821,069
Assumed	8,182	6,443	19,115	15,846
Ceded	(103,573)	(191,185)	(213,161)	(269,985)
Net	$645,897	547,826	$1,859,465	1,566,930

NOTE 8. Reserve for Loss and Loss Expense
The table below provides a roll forward of the reserve for loss and loss expense for beginning and ending reserve balances:

	Nine Months ended September 30,
($ in thousands)	2023	2022
Gross reserve for loss and loss expense, at beginning of period	$5,144,821	4,580,903
Less: reinsurance recoverable on unpaid loss and loss expense, at beginning of period	757,513	578,641
Net reserve for loss and loss expense, at beginning of period	4,387,308	4,002,262
Incurred loss and loss expense for claims occurring in the:
Current year	1,865,247	1,610,940
Prior years	(5,782)	(44,010)
Total incurred loss and loss expense	1,859,465	1,566,930
Paid loss and loss expense for claims occurring in the:
Current year	607,595	513,118
Prior years	988,859	779,438
Total paid loss and loss expense	1,596,454	1,292,556
Net reserve for loss and loss expense, at end of period	4,650,319	4,276,636
Add: Reinsurance recoverable on unpaid loss and loss expense, at end of period	651,051	688,641
Gross reserve for loss and loss expense, at end of period	$5,301,370	4,965,277

Prior year reserve development in Nine Months 2023 was favorable by $5.8 million, consisting of $16.5 million of favorable casualty reserve development, partially offset by $10.7 million of unfavorable property reserve development. The favorable casualty reserve development included $24.5 million in our workers compensation line of business and $5.0 million in our Excess and Surplus ("E&S") casualty lines of business, partially offset by $9.0 million of unfavorable casualty reserve development in our personal automobile line of business and $4.0 million in our commercial automobile line of business.

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

The following summaries present revenues (net investment income and net realized and unrealized gains and losses on investments in the case of the Investments segment) and pre-tax income for the individual segments:

Revenue by Segment	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Standard Commercial Lines:
Net premiums earned:
General liability	$261,551	225,302	$759,410	667,912
Commercial automobile	234,622	207,129	677,060	599,340
Commercial property	152,495	128,268	429,135	371,892
Workers compensation	81,672	81,996	254,602	250,178
Businessowners' policies	36,016	32,130	103,572	93,682
Bonds	11,715	11,094	34,731	32,136
Other	7,257	6,518	21,142	19,003
Miscellaneous income	4,606	2,444	12,355	6,141
Total Standard Commercial Lines revenue	789,934	694,881	2,292,007	2,040,284
Standard Personal Lines:
Net premiums earned:
Personal automobile	51,906	40,746	145,050	120,414
Homeowners	40,175	32,619	112,090	95,436
Other	3,088	2,273	7,069	5,768
Miscellaneous income	575	489	1,564	1,358
Total Standard Personal Lines revenue	95,744	76,127	265,773	222,976
E&S Lines:
Net premiums earned:
Casualty lines	67,718	59,640	190,686	170,305
Property lines	33,702	26,164	91,856	74,535
Total E&S Lines revenue	101,420	85,804	282,542	244,840
Investments:
Net investment income earned	100,863	63,889	290,065	206,713
Net realized and unrealized investment gains (losses)	(6,880)	(25,681)	(8,962)	(108,913)
Total Investments revenue	93,983	38,208	281,103	97,800
Total revenues	$1,081,081	895,020	$3,121,425	2,605,900

Income Before and After Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Standard Commercial Lines:
Underwriting income (loss), before federal income tax	$41,339	22,501	$102,406	111,593
Underwriting income (loss), after federal income tax	32,658	17,776	80,901	88,158
Combined ratio	94.7%	96.8	95.5	94.5
ROE contribution	5.4	3.1	4.4	4.7

Standard Personal Lines:
Underwriting income (loss), before federal income tax	$(26,099)	(1,385)	$(62,232)	(7,232)
Underwriting income (loss), after federal income tax	(20,618)	(1,094)	(49,163)	(5,713)
Combined ratio	127.4%	101.8	123.6	103.3
ROE contribution	(3.4)	(0.2)	(2.7)	(0.3)

E&S Lines:
Underwriting income (loss), before federal income tax	$16,351	6,016	$29,074	16,313
Underwriting income (loss), after federal income tax	12,917	4,753	22,968	12,887
Combined ratio	83.9%	93.0	89.7	93.3
ROE contribution	2.1	0.8	1.3	0.7

Investments:
Net investment income earned	$100,863	63,889	$290,065	206,713
Net realized and unrealized investment gains (losses)	(6,880)	(25,681)	(8,962)	(108,913)
Total investments segment income, before federal income tax	93,983	38,208	281,103	97,800
Tax on investments segment income	19,191	6,964	57,092	17,136
Total investments segment income, after federal income tax	$74,792	31,244	$224,011	80,664
ROE contribution of after-tax net investment income earned	13.1	8.9	12.7	8.9

Reconciliation of Segment Results to Income Before Federal Income Tax	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Underwriting income
Standard Commercial Lines	$41,339	22,501	$102,406	111,593
Standard Personal Lines	(26,099)	(1,385)	(62,232)	(7,232)
E&S Lines	16,351	6,016	29,074	16,313
Investment income	93,983	38,208	281,103	97,800
Total all segments	125,574	65,340	350,351	218,474
Interest expense	(7,186)	(7,179)	(21,610)	(21,599)
Corporate expenses	(5,871)	(5,522)	(27,308)	(24,442)
Income, before federal income tax	$112,517	52,639	$301,433	172,433
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
Income available to common stockholders, before federal income tax	$110,217	50,339	$294,533	165,533

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

The following tables provide information about the Pension Plan:

	Pension Plan
	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Net Periodic Pension Cost (Benefit):
Interest cost	$3,867	2,486	$11,599	7,458
Expected return on plan assets	(5,774)	(5,537)	(17,319)	(16,611)
Amortization of unrecognized net actuarial loss	750	366	2,251	1,099
Total net periodic pension cost (benefit)[1]	$(1,157)	(2,685)	$(3,469)	(8,054)
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

NOTE 11. Comprehensive Income
The components of comprehensive income, both gross and net of tax, for Third Quarter 2023 and Nine Months 2023 and Third Quarter 2022 and Nine Months 2022 were as follows:

Third Quarter 2023
($ in thousands)	Gross	Tax	Net
Net income	$112,517	23,309	89,208
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(101,722)	(21,361)	(80,361)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(32,898)	(6,909)	(25,989)
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	4,628	972	3,656
Credit loss (benefit) expense	2,468	519	1,949
Total unrealized gains (losses) on investment securities	(127,524)	(26,779)	(100,745)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	756	158	598
Total defined benefit pension and post-retirement plans	756	158	598
Other comprehensive income (loss)	(126,768)	(26,621)	(100,147)
Comprehensive income (loss)	$(14,251)	(3,312)	(10,939)

Third Quarter 2022
($ in thousands)	Gross	Tax	Net
Net income	$52,639	10,114	42,525
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(189,622)	(39,819)	(149,803)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(68,287)	(14,341)	(53,946)
Amounts reclassified into net income:
HTM securities	1	—	1
Net realized (gains) losses on disposals and intent-to-sell AFS securities	14,235	2,989	11,246
Credit loss (benefit) expense	4,471	939	3,532
Total unrealized gains (losses) on investment securities	(239,202)	(50,232)	(188,970)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	417	88	329
Total defined benefit pension and post-retirement plans	417	88	329
Other comprehensive income (loss)	(238,785)	(50,144)	(188,641)
Comprehensive income (loss)	$(186,146)	(40,030)	(146,116)

Nine Months 2023
($ in thousands)	Gross	Tax	Net
Net income	$301,433	61,043	240,390
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(96,478)	(20,259)	(76,219)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(16,497)	(3,465)	(13,032)
Amounts reclassified into net income:
Net realized (gains) losses on disposals and intent-to-sell AFS securities	20,115	4,224	15,891
Credit loss (benefit) expense	(7,925)	(1,664)	(6,261)
Total unrealized gains (losses) on investment securities	(100,785)	(21,164)	(79,621)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	2,270	476	1,794
Total defined benefit pension and post-retirement plans	2,270	476	1,794
Other comprehensive income (loss)	(98,515)	(20,688)	(77,827)
Comprehensive income (loss)	$202,918	40,355	162,563

Nine Months 2022
($ in thousands)	Gross	Tax	Net
Net income	$172,433	34,058	138,375
Components of OCI:
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) during the period	(674,357)	(141,613)	(532,744)
Unrealized gains (losses) on securities with credit loss recognized in earnings	(227,599)	(47,796)	(179,803)
Amounts reclassified into net income:
HTM securities	2	—	2
Net realized (gains) losses on disposals and intent-to-sell AFS securities	48,396	10,163	38,233
Credit loss (benefit) expense	42,042	8,828	33,214
Total unrealized gains (losses) on investment securities	(811,516)	(170,418)	(641,098)
Defined benefit pension and post-retirement plans:
Amounts reclassified into net income:
Net actuarial (gain) loss	1,251	263	988
Total defined benefit pension and post-retirement plans	1,251	263	988
Other comprehensive income (loss)	(810,265)	(170,155)	(640,110)
Comprehensive income (loss)	$(637,832)	(136,097)	(501,735)

The balances of, and changes in, each component of accumulated other comprehensive income ("AOCI") (net of taxes) as of September 30, 2023, were as follows:

September 30, 2023	Net Unrealized Gains (Losses) on Investment Securities			Defined Benefit Pension and Post-Retirement Plans	Total AOCI
($ in thousands)	Credit Loss Related[1]	All Other	Investments Subtotal
Balance, December 31, 2022	$(121,838)	(295,197)	(417,035)	(81,007)	(498,042)
OCI before reclassifications	(13,032)	(76,219)	(89,251)	—	(89,251)
Amounts reclassified from AOCI	(6,261)	15,891	9,630	1,794	11,424
Net current period OCI	(19,293)	(60,328)	(79,621)	1,794	(77,827)
Balance, September 30, 2023	$(141,131)	(355,525)	(496,656)	(79,213)	(575,869)
1Represents change in unrealized gains (losses) on securities with credit loss recognized in earnings.

The reclassifications out of AOCI were as follows:

	Quarter ended September 30,		Nine Months ended September 30,		Affected Line Item in the Unaudited Consolidated Statements of Income
($ in thousands)	2023	2022	2023	2022
HTM related
Unrealized (gains) losses on HTM disposals	$—	1	$—	1	Net realized and unrealized investment gains (losses)
Amortization of net unrealized (gains) losses on HTM securities	—	—	—	1	Net investment income earned
	—	1	—	2	Income before federal income tax
	—	—	—	—	Total federal income tax expense
	—	1	—	2	Net income
Net realized (gains) losses on disposals and intent-to-sell AFS securities
Net realized (gains) losses on disposals and intent-to-sell AFS securities	4,628	14,235	20,115	48,396	Net realized and unrealized investment gains (losses)
	4,628	14,235	20,115	48,396	Income before federal income tax
	(972)	(2,989)	(4,224)	(10,163)	Total federal income tax expense
	3,656	11,246	15,891	38,233	Net income
Credit loss related
Credit loss (benefit) expense	2,468	4,471	(7,925)	42,042	Net realized and unrealized investment gains (losses)
	2,468	4,471	(7,925)	42,042	Income before federal income tax
	(519)	(939)	1,664	(8,828)	Total federal income tax expense
	1,949	3,532	(6,261)	33,214	Net income

Defined benefit pension and post-retirement life plans
Net actuarial loss	173	90	521	270	Loss and loss expense incurred
	583	327	1,749	981	Other insurance expenses
Total defined benefit pension and post-retirement life	756	417	2,270	1,251	Income before federal income tax
	(158)	(88)	(476)	(263)	Total federal income tax expense
	598	329	1,794	988	Net income

Total reclassifications for the period	$6,203	15,108	$11,424	72,437	Net income

NOTE 12. Earnings per Common Share
The following table presents the calculations of earnings per common share ("EPS") on a basic and diluted basis:

	Quarter ended September 30,		Nine Months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to common stockholders:	$86,908	40,225	233,490	131,475

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	60,676	60,404	60,609	60,409
Effect of dilutive securities - stock compensation plans	340	431	339	420
Weighted average common shares outstanding - diluted	61,016	60,835	60,948	60,829

EPS:
Basic	$1.43	0.67	3.85	2.18
Diluted	1.42	0.66	3.83	2.16

NOTE 13. Litigation
As of September 30, 2023, we do not believe we are involved in any legal action that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

In the MD&A, we will discuss and analyze the following:

•Critical Accounting Policies and Estimates;
•Financial Highlights of Results for the third quarters ended September 30, 2023 (“Third Quarter 2023”) and September 30, 2022 (“Third Quarter 2022”); and the nine-month periods ended September 30, 2023 ("Nine Months 2023") and September 30, 2022 ("Nine Months 2022");
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

Financial Highlights of Results for Third Quarter and Nine Months 2023 and Third Quarter and Nine Months 20221

($ and shares in thousands, except per share amounts)	Quarter ended September 30,			Change % or Points		Nine Months ended September 30,			Change % or Points
	2023		2022			2023		2022
Financial Data:
Revenues	$1,081,081		895,020	21%		$3,121,425		2,605,900	20%
After-tax net investment income	80,227		51,533	56		231,091		166,706	39
After-tax underwriting income	24,957		21,434	16		54,706		95,333	(43)
Net income before federal income tax	112,517		52,639	114		301,433		172,433	75
Net income	89,208		42,525	110		240,390		138,375	74
Net income available to common stockholders	86,908		40,225	116		233,490		131,475	78

Key Metrics:
Combined ratio	96.8%		96.8	—	pts	97.5%		95.2	2.3	pts
Invested assets per dollar of common stockholders' equity	$3.35		3.38	(1)%		$3.35		3.38	(1)%
Annualized after-tax yield on investment portfolio	3.9%		2.7	1.2	pts	3.8%		2.9	0.9	pts
Return on common equity ("ROE")	14.1		7.0	7.1		12.8		7.0	5.8
Net premiums written ("NPW") to statutory surplus ratio	1.53	x	1.45	0.08		1.53	x	1.45	0.08

Per Common Share Amounts:
Diluted net income per share	$1.42		0.66	115%		$3.83		2.16	77%
Book value per share	40.35		36.96	9		40.35		36.96	9
Dividends declared per share to common stockholders	0.30		0.28	7		0.90		0.84	7

Non-GAAP Information:
Non-GAAP operating income[2]	$92,343		60,514	53%		$240,570		217,517	11%
Non-GAAP operating income per diluted common share[2]	1.51		0.99	53		3.95		3.57	11
Non-GAAP operating ROE[2]	15.0%		10.5	4.5	pts	13.2%		11.6	1.6	pts
Adjusted book value per common share[2]	$48.54		44.59	9%		$48.54		44.59	9%
1Refer to the Glossary of Terms attached to our 2022 Annual Report as Exhibit 99.1 for definitions of terms used in this Form 10-Q.
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

Reconciliations of our GAAP to non-GAAP measures are provided in the tables below:

Reconciliation of net income available to common stockholders to non-GAAP operating income	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$86,908	40,225	$233,490	131,475
Net realized and unrealized investment (gains) losses included in net income, before tax	6,880	25,681	8,962	108,913
Tax on reconciling items	(1,445)	(5,392)	(1,882)	(22,871)
Non-GAAP operating income	$92,343	60,514	$240,570	217,517

Reconciliation of net income available to common stockholders per diluted common share to non-GAAP operating income per diluted common share	Quarter ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Net income available to common stockholders per diluted common share	$1.42	0.66	$3.83	2.16
Net realized and unrealized investment (gains) losses included in net income, before tax	0.11	0.42	0.15	1.79
Tax on reconciling items	(0.02)	(0.09)	(0.03)	(0.38)
Non-GAAP operating income per diluted common share	$1.51	0.99	$3.95	3.57

Reconciliation of ROE to non-GAAP operating ROE	Quarter ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
ROE	14.1%	7.0	12.8%	7.0
Net realized and unrealized investment (gains) losses included in net income, before tax	1.1	4.4	0.5	5.8
Tax on reconciling items	(0.2)	(0.9)	(0.1)	(1.2)
Non-GAAP operating ROE	15.0%	10.5	13.2%	11.6

Reconciliation of book value per common share to adjusted book value per common share	Quarter ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Book value per common share	$40.35	36.96	$40.35	36.96
Total unrealized investment (gains) losses included in accumulated other comprehensive income (loss), before tax	10.38	9.67	10.38	9.67
Tax on reconciling items	(2.19)	(2.04)	(2.19)	(2.04)
Adjusted book value per common share	$48.54	44.59	$48.54	44.59

The components of our ROE and non-GAAP operating ROE are as follows:

ROE and non-GAAP operating ROE Components	Quarter ended September 30,		Change Points	Nine Months ended September 30,		Change Points
	2023	2022		2023	2022
Standard Commercial Lines Segment	5.4%	3.1	2.3	4.4%	4.7	(0.3)
Standard Personal Lines Segment	(3.4)	(0.2)	(3.2)	(2.7)	(0.3)	(2.4)
E&S Lines Segment	2.1	0.8	1.3	1.3	0.7	0.6
Total insurance operations	4.1	3.7	0.4	3.0	5.1	(2.1)

Investment income	13.1	8.9	4.2	12.7	8.9	3.8
Net realized and unrealized investment gains (losses)	(0.9)	(3.5)	2.6	(0.4)	(4.6)	4.2
Total investments segment	12.2	5.4	6.8	12.3	4.3	8.0

Other	(2.2)	(2.1)	(0.1)	(2.5)	(2.4)	(0.1)

ROE	14.1	7.0	7.1	12.8	7.0	5.8
Net realized and unrealized investment (gains) losses, after tax	0.9	3.5	(2.6)	0.4	4.6	(4.2)
Non-GAAP operating ROE	15.0	10.5	4.5	13.2	11.6	1.6

Our non-GAAP operating ROE in both Third Quarter 2023 and Nine Months 2023 was above our full-year 2023 target non-GAAP operating ROE of 12%, and above our non-GAAP operating ROE in the same prior-year periods.

The increase in our non-GAAP operating ROE in Third Quarter 2023 of 4.5 points and Nine Months 2023 of 1.6 points, compared to the same prior-year periods was primarily driven by an increase in after-tax net investment income of $28.7 million, or 4.2-points, in Third Quarter 2023 and $64.4 million, or 3.8-points, in Nine Months 2023, compared to the same prior-year periods. The increase in both periods resulted from greater after-tax net investment income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment.

The increase in after-tax net investment income in Nine Months 2023 compared to Nine Months 2022 was partially offset by a a $40.6 million, or 2.1-point, reduction in after-tax underwriting income, primarily resulting from (i) an increase in net catastrophe losses in Nine Months 2023 compared to Nine Months 2022, and (ii) lower favorable prior year casualty reserve development in Nine Months 2023 compared to Nine Months 2022. Pre-tax net catastrophe losses in Nine Months 2023 were $219.9 million, or 7.8 points on the combined ratio, compared to $100.2 million, or 4.0 points, in Nine Months 2022. We were impacted by 60 Property Claim Services ("PCS") named events in Nine Months 2023, mostly in our Midwest, Southern, and East Coast footprint states. None of these events were large enough to attach to our catastrophe reinsurance treaty. Nine Months 2022 included 45 PCS named events, mostly in our Midwest, Southern, and East Coast footprint states.

In addition, a decrease in net realized and unrealized investment losses in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods drove the increase in our ROE of 2.6 points in Third Quarter 2023 and 4.2 points in Nine Months 2023 compared to the same prior-year periods. The decrease in Third Quarter 2023 compared to Third Quarter 2022 was primarily due to (i) an increase in valuations reflecting the current public equities market, and (ii) a decrease in net realized losses on disposals from our AFS fixed income securities portfolio. The decrease in Nine Months 2023 compared to Nine Months 2022 was primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in Nine Months 2023 compared to credit loss expense recorded in Nine Months 2022, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in Nine Months 2023 reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Outlook
We entered 2023 well positioned to navigate the on-going challenges of elevated economic and social inflation, increased interest rates, and financial market volatility. Our overall Nine Months 2023 financial results were strong with 15% NPW growth and a 13.2% non-GAAP operating ROE, which was above our full-year target of 12%.

We continue to focus on several foundational areas to position us for ongoing success:

•Delivering on our strategy for continued disciplined and profitable growth by:
◦Executing our distribution model strategy that emphasizes franchise value, meaning we focus on appointing and having meaningful, close business relationships with high-quality, independent distribution partners who value our relationships and provide us the opportunity to grow profitably with them;
◦Continuing to provide our teams with sophisticated tools and technologies to inform underwriting decisions at a granular level, which contributes to strong and stable underwriting performance over time. We are actively working towards deploying our new underwriting platform in our E&S segment, which also improves agents' ease of interactions with us;
◦Achieving Standard Commercial Lines and E&S Lines renewal pure price increases that reflect our current profitability and forward loss trend expectations;
◦Continuing to expand our Standard Commercial Lines market share by (i) increasing our share towards our 12% target of our agents' premiums, (ii) strategically appointing new agents, and (iii) maximizing new business growth in the small business market through utilization of our enhanced small business platform;
◦Expanding our geographic footprint. In 2022, we began writing Standard Commercial Lines business in Vermont, Alabama, and Idaho. We expect to write new business in West Virginia and Maine in early 2024, and Washington, Oregon, and Nevada in late 2024. We plan to expand our Standard Commercial Lines footprint into most of the contiguous U.S. over time;
◦Increasing customer retention by delivering a superior omnichannel experience and offering value-added technologies and services;
◦Aggressively managing our Standard Personal Lines segment by prioritizing additional rate filings on a state-by-state basis and refining pricing for both catastrophe and non-catastrophe perils. These filed rate increases began to take effect on a written basis during the first quarter of 2023 and continued to take effect through Third Quarter 2023. We expect our overall written renewal rate to be 9% in the fourth quarter of 2023 and in the range of approximately 20% to 25% in 2024, subject to regulatory approvals. In addition, other underwriting actions include the following:
▪Seeking to improve our homeowners’ line of business profitability through the introduction of new policy terms and conditions, including (i) coverage for actual cash value based on a schedule of factors rather than replacement cost on older roofs, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms; and
▪Accelerating the migration of our Standard Personal Lines products and services towards customers in the mass affluent market, where we believe we can be more competitive with the strong coverage and servicing capabilities that we offer.

•Continuing to further develop our culture centered on the values of diversity, equity, and inclusion that fosters innovation, idea generation, and the development of a group of specially trained leaders who can guide us successfully into the future.

For 2023, our full-year expectations are as follows:

•A GAAP combined ratio of 96.5%, unchanged from last quarter, including net catastrophe losses of 6.5 points, up from prior guidance of 6.0 points. Our combined ratio estimate assumes no additional prior year casualty reserve development;
•After-tax net investment income of $310 million, up from prior guidance of $300 million. After-tax net investment income includes $20 million of after-tax net investment income from our alternative investments, down from prior guidance of $30 million;
•An overall effective tax rate of approximately 21.0%, which assumes an effective tax rate of 20.0% for net investment income and 21.0% for all other items; and
•Weighted average shares of 61.0 million on a fully diluted basis, which assumes no additional share repurchases we may make under our authorization.

Results of Operations and Related Information by Segment

Insurance Operations
The following table provides quantitative information for analyzing the combined ratio:

All Lines	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Operations Results:
Net premiums written	$1,058,325	903,394	17%		$3,143,000	2,723,933	15%
Net premiums earned (“NPE”)	981,917	853,879	15		2,826,403	2,500,601	13
Less:
Loss and loss expense incurred	645,897	547,826	18		1,859,465	1,566,930	19
Net underwriting expenses incurred	303,076	277,988	9		892,716	809,455	10
Dividends to policyholders	1,353	933	45		4,974	3,542	40
Underwriting income	$31,591	27,132	16%		$69,248	120,674	(43)%
Combined Ratios:
Loss and loss expense ratio	65.8%	64.1	1.7	pts	65.7%	62.7	3.0	pts
Underwriting expense ratio	30.9	32.6	(1.7)		31.6	32.4	(0.8)
Dividends to policyholders ratio	0.1	0.1	—		0.2	0.1	0.1
Combined ratio	96.8	96.8	—		97.5	95.2	2.3

The NPW growth of 17% in Third Quarter 2023 and 15% in Nine Months 2023 compared to the same prior-year periods reflected (i) overall renewal pure price increases, and (ii) higher direct new business, as shown in the following table:

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$232.3	184.3	$690.8	543.5
Renewal pure price increases	7.0%	5.3	6.6%	5.0

Our NPW growth in Third Quarter 2023 and Nine Months 2023 also benefited from strong retention and exposure growth on renewal policies.

The increase in NPE in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

Loss and Loss Expenses
The loss and loss expense ratio increased 1.7 points in Third Quarter 2023 and 3.0 points in Nine Months 2023 compared to the same prior-year periods, primarily due to the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$64.6	6.6	pts	$34.1	4.0	pts	2.6	pts
(Favorable) prior year casualty reserve development	—	—		(16.0)	(1.9)		1.9
Non-catastrophe property loss and loss expenses	172.8	17.6		167.5	19.6		(2.0)
Total	$237.4	24.2		$185.6	21.7		2.5

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Change in Ratio
Net catastrophe losses	$219.9	7.8	pts	$100.2	4.0	pts	3.8	pts
(Favorable) prior year casualty reserve development	(16.5)	(0.6)		(48.0)	(1.9)		1.3
Non-catastrophe property loss and loss expenses	478.2	16.9		456.4	18.3		(1.4)
Total	$681.6	24.1		$508.6	20.4		3.7

We had higher net catastrophe losses in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods. In Third Quarter 2023, 23 wind and thunderstorm PCS named events impacted our footprint, compared to 15 PCS named events impacting our footprint in Third Quarter 2022. Nine Months 2023 included 60 PCS named events compared to 45 PCS named events in Nine Months 2022. In Third Quarter 2023 and Nine Months 2023, net catastrophe losses primarily impacted our commercial property line of business, homeowners line of business, and E&S Lines. In Third Quarter 2022 and Nine Months 2022, net catastrophe losses primarily impacted our commercial property and homeowners lines of business.

Details of the prior year casualty reserve development were as follows:

(Favorable)/Unfavorable Prior Year Casualty Reserve Development	Quarter ended September 30,			Nine Months ended September 30,
($ in millions)	2023		2022	2023		2022
General liability	$—		—	$—		(5.0)
Commercial automobile	4.0		15.0	4.0		15.0
Workers compensation	(7.0)		(20.0)	(24.5)		(40.0)
Businessowners' policies	—		(8.0)	—		(8.0)
Bonds	—		(3.0)	—		(10.0)
Total Standard Commercial Lines	(3.0)		(16.0)	(20.5)		(48.0)

Homeowners	—		—	—		—
Personal automobile	3.0		—	9.0		—
Total Standard Personal Lines	3.0		—	9.0		—

E&S	—		—	(5.0)		—

Total (favorable) prior year casualty reserve development	$—		(16.0)	$(16.5)		(48.0)

(Favorable) impact on loss ratio	—	pts	(1.9)	(0.6)	pts	(1.9)

In addition, the loss and loss expense ratio was impacted by a decrease in current year casualty loss costs of 0.8 points in Third Quarter 2023 and 0.6 points in Nine Months 2023, compared to the same prior-year periods, primarily due to (i) the mix of business from the impact of premium growth in both current-year periods compared to the same prior-year periods, partially offset by (ii) an increase in current year casualty loss costs in our commercial and personal automobile line of business.

For additional qualitative discussion on prior year casualty reserve development, current year casualty loss costs, and non-catastrophe property loss and loss expenses, refer to the insurance segment sections below.

Underwriting Expenses
The underwriting expense ratio decreased 1.7 points in Third Quarter 2023 and 0.8 points in Nine Months 2023, compared to the same prior-year periods, primarily due to premium growth outpacing the growth in underwriting expenses in both current-year periods compared to the same prior-year periods.

Standard Commercial Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$833,576	727,463	15%		$2,517,037	2,225,395	13%
NPE	785,328	692,437	13		2,279,652	2,034,143	12
Less:
Loss and loss expense incurred	493,771	438,264	13		1,436,604	1,244,639	15
Net underwriting expenses incurred	248,865	230,739	8		735,668	674,369	9
Dividends to policyholders	1,353	933	45		4,974	3,542	40
Underwriting income	41,339	22,501	84		$102,406	111,593	(8)
Combined Ratios:
Loss and loss expense ratio	62.8%	63.4	(0.6)	pts	63.0%	61.1	1.9	pts
Underwriting expense ratio	31.7	33.3	(1.6)		32.3	33.2	(0.9)
Dividends to policyholders ratio	0.2	0.1	0.1		0.2	0.2	—
Combined ratio	94.7	96.8	(2.1)		95.5	94.5	1.0

NPW growth of 15% in Third Quarter 2023 and 13% in Nine Months 2023 compared to the same prior-year periods reflected (i) renewal pure price increases, (ii) higher direct new business, and (iii) strong retention as shown in the table below. In addition, NPW growth in both current-year periods benefited from strong exposure growth on renewal policies.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$145.5	128.2	$452.3	385.6
Retention	86	86	85	85
Renewal pure price increases	7.1	5.8	6.9	5.3

The increase in NPE in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 0.6 points in Third Quarter 2023 and increased 1.9 points in Nine Months 2023 compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$36.7	4.7	pts	$18.2	2.6	2.1	pts
Non-catastrophe property loss and loss expenses	122.8	15.6		129.8	18.7	(3.1)
(Favorable) prior year casualty reserve development	(3.0)	(0.4)		(16.0)	(2.3)	1.9
Total	156.5	19.9		132.0	19.0	0.9

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$134.4	5.9	pts	$55.4	2.7	3.2	pts
Non-catastrophe property loss and loss expenses	339.6	14.9		344.7	16.9	(2.0)
(Favorable) prior year casualty reserve development	(20.5)	(0.9)		(48.0)	(2.4)	1.5
Total	453.5	19.9		352.1	17.2	2.7

Third Quarter 2023 and Nine Months 2023 experienced elevated net catastrophe losses compared to the same prior-year periods as discussed in the "Insurance Operations" section above. Refer to the line of business sections below for qualitative discussion on non-catastrophe property loss and loss expenses and the significant drivers of favorable prior year casualty reserve development.

In addition, the loss and loss expense ratio was impacted by a decrease in current year casualty loss costs of 1.2 points in Third Quarter 2023 and 0.8 points in Nine Months 2023 compared to the same prior-year periods, primarily due to (i) the mix of business from the impact of premium growth in Third Quarter 2023 and Nine Months 2023, partially offset by (ii) an increase in current year casualty loss costs in our commercial automobile line of business. Refer to the "Commercial Automobile" section below for qualitative discussion on these current year loss costs.

The underwriting expense ratio decreased 1.6 points in Third Quarter 2023 and 0.9 points in Nine Months 2023, compared to the same prior-year periods, primarily due to premium growth outpacing the growth in underwriting expenses in both current-year periods compared to the same prior-year periods.

The following is a discussion of our most significant Standard Commercial Lines of business:

General Liability
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$273,880	234,975	17%		$838,852	736,561	14%
Direct new business	42,015	38,537	n/a		135,155	112,700	n/a
Retention	86%	86	n/a		85%	85	n/a
Renewal pure price increases	5.5	4.9	n/a		5.4	4.4	n/a
NPE	$261,551	225,302	16%		$759,410	667,912	14%
Underwriting income	34,326	21,943	56		94,078	75,765	24
Combined ratio	86.9%	90.3	(3.4)	pts	87.6%	88.7	(1.1)	pts
% of total Standard Commercial Lines NPW	33	32			33	33
1n/a: not applicable.

NPW growth of 17% in Third Quarter 2023 and 14% in Nine Months 2023, compared to the same prior-year periods benefited from exposure growth on renewal policies, strong retention, renewal pure price increases, and higher direct new business.

The combined ratio decreased by 3.4 points in Third Quarter 2023 and 1.1 points in Nine Months 2023, compared to the same prior-year periods, primarily driven by a decrease in the underwriting expense ratio of 2.3 points in Third Quarter 2023 and 1.5 points in Nine Months 2023, compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

In addition, while there was no prior year casualty reserve development in Third Quarter 2023 and Third Quarter 2022, Nine Months 2023 was impacted by less favorable prior year casualty reserve development as follows:

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$—	—	pts	$(5.0)	(0.7)	0.7	pts

This line of business has experienced a long-term historical trend of meaningful severity increases, which have been largely offset by decreases in claim frequencies. In response to potential social inflationary impacts, we have been embedding higher severity assumptions in our initial loss ratio estimates in recent years, which we are seeing materialize in actual results. As the trend of lower frequencies has continued, those initial estimates have remained reasonable. However, if the favorable frequency trend moderates and severities emerge higher than expected, we could see additional pressure on this line.

The favorable prior year casualty reserve development in Nine Months 2022 was primarily attributable to improved loss severities in accident years 2019 and prior.

Commercial Automobile
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$252,688	223,809	13%		$750,137	659,251	14%
Direct new business	36,635	31,503	n/a		113,517	92,795	n/a
Retention	86%	87	n/a		85%	86	n/a
Renewal pure price increases	9.6	8.7	n/a		9.7	8.0	n/a
NPE	$234,622	207,129	13%		$677,060	599,340	13%
Underwriting (loss) income	(12,348)	(30,612)	60		(28,271)	(45,790)	38
Combined ratio	105.3%	114.8	(9.5)	pts	104.2%	107.6	(3.4)	pts
% of total Standard Commercial Lines NPW	30	31			30	30
1n/a: not applicable.

NPW growth of 13% in Third Quarter 2023 and 14% in Nine Months 2023 compared to the same prior-year periods benefited from renewal pure price increases, higher direct new business, and strong retention. This higher new business and strong retention contributed to a 4% growth of in-force vehicle counts as of September 30, 2023, compared to September 30, 2022.

The combined ratio decreased 9.5 points in Third Quarter 2023 and 3.4 points in Nine Months 2023, compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$2.1	0.9	pts	$1.4	0.7	0.2	pts
Non-catastrophe property loss and loss expenses	43.8	18.7		46.2	22.3	(3.6)
Unfavorable prior year casualty reserve development	4.0	1.7		15.0	7.2	(5.5)
Total	$49.9	21.3		$62.6	30.2	(8.9)

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$4.2	0.6	pts	$2.3	0.4	0.2	pts
Non-catastrophe property loss and loss expenses	133.0	19.6		124.0	20.7	(1.1)
Unfavorable prior year casualty reserve development	4.0	0.6		15.0	2.5	(1.9)
Total	$141.2	20.8		$141.3	23.6	(2.8)

Compared to the same prior-year periods, Third Quarter 2023 and Nine Months 2023 experienced (i) elevated net catastrophe losses, as discussed in the "Insurance Operations" section above, and (ii) lower non-catastrophe property loss and loss expenses, primarily due to lower claim frequencies.

The unfavorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to increased loss expenses in accident years 2022 and prior. The unfavorable prior year casualty reserve development in Third Quarter 2022 and Nine Months 2022 was primarily due to increased severities in the 2021 accident year.

In addition, the combined ratio was impacted by:

•A 1.6-point decrease in the underwriting expense ratio in Third Quarter 2023 and a 1.1-point decrease in Nine Months 2023 compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above; and

•A 1.1-point increase in current year casualty loss costs in Third Quarter 2023 and a 0.3-point increase in Nine Months 2023, compared to the same prior-year periods, reflecting (i) elevated prior-year severities, which influenced our current-year severity estimates, and (ii) increased claim frequencies in the current year.

Commercial Property[1]
	Quarter ended September 30,		Change % or Points[2]		Nine Months ended September 30,		Change % or Points[2]
($ in thousands)	2023	2022			2023	2022
NPW	$174,559	143,117	22%		$493,828	414,170	19%
Direct new business	37,875	30,691	n/a		109,949	89,826	n/a
Retention	85%	85	n/a		84%	84	n/a
Renewal pure price increases	10.1	6.2	n/a		9.7	6.1	n/a
NPE	$152,495	128,268	19%		$429,135	371,892	15%
Underwriting income	950	(2,385)	140		(13,382)	608	(2,301)
Combined ratio	99.4%	101.9	(2.5)	pts	103.1%	99.8	3.3	pts
% of total Standard Commercial Lines NPW	21	20			20	19
1includes Inland Marine.
2n/a: not applicable.

NPW growth of 22% in Third Quarter 2023 and 19% in Nine Months 2023, compared to the same prior-year periods benefited from renewal pure price increases, strong retention, exposure growth on renewal policies, and higher direct new business.

The combined ratio decreased 2.5 points in Third Quarter 2023 and increased 3.3 points in Nine Months 2023, compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$30.3	19.8	pts	13.3	10.4	9.4	pts
Non-catastrophe property loss and loss expenses	66.2	43.4		69.4	54.1	(10.7)
Total	$96.5	63.2		82.7	64.5	(1.3)

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
Net catastrophe losses	$114.1	26.6	pts	45.4	12.2	14.4	pts
Non-catastrophe property loss and loss expenses	170.3	39.7		188.0	50.6	(10.9)
Total	$284.4	66.3		233.4	62.8	3.5

Third Quarter 2023 and Nine Months 2023 experienced elevated net catastrophe losses as discussed in the "Insurance Operations" section above. We had lower non-catastrophe property loss and loss expense ratios in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods. While this change continues to reflect the variability from period to period that is normally associated with the commercial property line of business, we have also seen a decline in claim frequencies in the current year. We continue to manage our long-term profitability through (i) price increases, and (ii) targeted underwriting actions, including an ongoing focus on appropriate policy terms and conditions and achieving accurate insurance to value ratios.

The combined ratio was also impacted by a decrease in the underwriting expense ratio of 1.4 points in Third Quarter 2023 and 0.3 points in Nine Months 2023, compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Workers Compensation
	Quarter ended September 30,		Change % or Points[1]		Nine Months ended September 30,		Change % or Points[1]
($ in thousands)	2023	2022			2023	2022
NPW	$75,553	74,698	1%		$264,587	260,557	2%
Direct new business	14,448	13,597	n/a		49,387	47,552	n/a
Retention	85%	85	n/a		84%	86	n/a
Renewal pure price increases (decreases)	(1.7)	(0.1)	n/a		(1.3)	(0.4)	n/a
NPE	$81,672	81,996	—%		$254,602	250,178	2%
Underwriting income	13,915	23,220	(40)		41,087	54,756	(25)
Combined ratio	83.0%	71.7	11.3	pts	83.9%	78.1	5.8	pts
% of total Standard Commercial Lines NPW	9	10			11	12
1n/a: not applicable.

NPW increased 1% in Third Quarter 2023 and 2% in Nine Months 2023, compared to the same prior-year periods, primarily due to higher direct new business, strong retention, and exposure growth on renewal policies.

The combined ratio increased 11.3 points in Third Quarter 2023 and 5.8 points in Nine Months 2023, compared to the same prior-year periods, primarily driven by less favorable prior year casualty reserve development as follows:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(7.0)	(8.6)	pts	$(20.0)	(24.4)	15.8	pts

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Combined Ratio		Loss and Loss Expense Incurred	Impact on Combined Ratio	Change in Ratio
(Favorable) prior year casualty reserve development	$(24.5)	(9.6)	pts	$(40.0)	(16.0)	6.4	pts

The favorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to improved loss severities in accident years 2020 and prior. The favorable prior year casualty reserve development in Third Quarter 2022 and Nine Months 2022 was primarily due to improved loss severities in accident years 2019 and prior.

In addition, the combined ratio was impacted by a decrease in the underwriting expense ratio of 1.2 points in Third Quarter 2023 and 0.1 points in Nine Months 2023, compared to the same prior-year periods, as discussed in the "Standard Commercial Lines Segment" section above.

Standard Personal Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$113,160	86,844	30%		$307,541	234,465	31%
NPE	95,169	75,638	26		264,209	221,618	19
Less:
Loss and loss expense incurred	99,496	57,263	74		260,646	172,396	51
Net underwriting expenses incurred	21,772	19,760	10		65,795	56,454	17
Underwriting income (loss)	$(26,099)	(1,385)	(1,784)		$(62,232)	(7,232)	(761)
Combined Ratios:
Loss and loss expense ratio	104.5%	75.7	28.8	pts	98.7%	77.8	20.9	pts
Underwriting expense ratio	22.9	26.1	(3.2)		24.9	25.5	(0.6)
Combined ratio	127.4	101.8	25.6		123.6	103.3	20.3

NPW increased 30% in Third Quarter 2023 and 31% in Nine Months 2023, compared to the same prior-year periods, due to (i) higher direct new business, (ii) stronger retention, (iii) renewal pure price increases, (iv) higher homeowners coverage amounts due to inflation, and (v) higher average policy sizes from our mass affluent market strategy. In the third quarter of 2021, we transitioned our personal lines strategy to target customers in the mass affluent market where we believe our strong coverage and servicing capabilities will be more competitive.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums[1]	$31.6	17.4	$90.5	40.5
Retention	88%	85	87%	85
Renewal pure price increases	6.1	0.5	3.9	0.6
1Excludes our Flood direct premiums written, which is 100% ceded to the NFIP and therefore, has no impact on our NPW.

The increase in NPE in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio increased 28.8 points in Third Quarter 2023 and 20.9 points in Nine Months 2023, compared to the same prior-year periods, driven by the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$24.4	25.6	pts	11.3	14.9	10.7	pts
Non-catastrophe property loss and loss expenses	42.5	44.7		29.0	38.4	6.3
Unfavorable prior year casualty reserve development	3.0	3.2		—	—	3.2
Flood claims handling fee reimbursement	(1.2)	(1.2)		(2.7)	(3.6)	2.4
Total	$68.7	72.3		37.6	49.7	22.6

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$60.2	22.8	pts	36.7	16.5	6.3	pts
Non-catastrophe property loss and loss expenses	114.1	43.2		81.5	36.8	6.4
Unfavorable prior year casualty reserve development	9.0	3.4		—	—	3.4
Flood claims handling fee reimbursement	(2.9)	(1.1)		(4.0)	(1.8)	0.7
Total	$180.4	68.3		114.2	51.5	16.8

Net catastrophe losses in both current- and prior-year periods exceeded our 10-year historical average, with Third Quarter 2023 and Nine Months 2023 being elevated over the comparable prior year periods, as discussed in the "Insurance Operations" section above.

We experienced elevated non-catastrophe property loss and loss expenses in Third Quarter 2023 and Nine Months 2023, driven by higher personal automobile physical damage and homeowners property losses. The higher automobile damage losses resulted from increasing claim frequencies, as well as greater severities from inflationary and supply chain impacts that have increased labor and repair costs, and claim duration. Higher homeowners property losses were attributable to elevated severities due to (i) higher construction costs impacted by economic inflation, and (ii) increasing home values resulting from higher average policy sizes from our mass affluent market strategy. The likely continuation of elevated non-catastrophe property loss and loss expenses, coupled with renewal pure price increases below loss trend, will put pressure on this segment's profitability in the near-term, while our filed rate increases approach current loss cost levels.

The unfavorable prior year casualty reserve development in Third Quarter 2023 and Nine Months 2023 was primarily due to increased loss severities in accident year 2022. There was no prior year casualty reserve development in Third Quarter 2022 or Nine Months 2022.

In addition, the loss and loss expense ratio was impacted by an increase in current year casualty loss costs of 8.7 points in Third Quarter 2023, and 4.8 points in Nine Months 2023, compared to the same prior-year periods, in response to (i) elevated prior- year severities, which influenced our current-year severity estimates, and (ii) increased claim frequencies in the current year.

The underwriting expense ratio decreased 3.2 points in Third Quarter 2023 compared to Third Quarter 2022, and 0.6 points in Nine Months 2023 compared to Nine Months 2022, primarily due to premium growth outpacing the growth in underwriting expenses.

To address profitability challenges in this segment and position us for ongoing success, we are aggressively managing this business by continuing to prioritize rate filings on a state-by-state basis to mitigate these inflationary impacts, and refining pricing for both catastrophe and non-catastrophe perils. These filed rate increases began to take effect on a written basis during the first quarter of 2023 and continued to take effect through Third Quarter 2023. We expect the number of rate filings and their rate impacts to continue to increase in the fourth quarter of 2023 and throughout 2024. In addition, we are seeking to improve profitability within our homeowners' line of business by introducing new policy terms and conditions, including (i) coverage for actual cash value based on a schedule of factors rather than replacement cost on older roofs, and (ii) implementing mandatory wind/hail deductibles in states exposed to severe convective storms.

E&S Lines Segment

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Insurance Segments Results:
NPW	$111,589	89,087	25%		$318,422	264,073	21%
NPE	101,420	85,804	18		282,542	244,840	15
Less:
Loss and loss expense incurred	52,630	52,299	1		162,215	149,895	8
Net underwriting expenses incurred	32,439	27,489	18		91,253	78,632	16
Underwriting income (loss)	16,351	6,016	172		$29,074	16,313	78
Combined Ratios:
Loss and loss expense ratio	51.9%	61.0	(9.1)	pts	57.4%	61.2	(3.8)	pts
Underwriting expense ratio	32.0	32.0	—		32.3	32.1	0.2
Combined ratio	83.9	93.0	(9.1)		89.7	93.3	(3.6)

NPW growth of 25% in Third Quarter 2023 and 21% in Nine Months 2023, compared to the same prior-year periods, reflected renewal pure price increases and higher direct new business as shown in the table below. In addition, NPW growth in Third Quarter 2023 and Nine Months 2023 benefited from both property and casualty exposure growth on renewal policies driven by higher rates and increased construction costs resulting from economic inflation.

	Quarter ended September 30,		Nine Months ended September 30,
($ in millions)	2023	2022	2023	2022
Direct new business premiums	$55.2	38.6	$148.1	117.3
Renewal pure price increases	6.6%	6.7	7.1%	7.1

The increase in NPE in Third Quarter 2023 and Nine Months 2023 compared to the same prior-year periods resulted from the same impacts to NPW described above.

The loss and loss expense ratio decreased 9.1 points in Third Quarter 2023 and 3.8 points in Nine Months 2023, compared to the same prior-year periods, primarily driven by the following:

	Third Quarter 2023			Third Quarter 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$3.5	3.5	pts	$4.6	5.4	(1.9)	pts
Non-catastrophe property loss and loss expenses	7.5	7.4		8.7	10.1	(2.7)
Total	$11.0	10.9		$13.3	15.5	(4.6)

	Nine Months 2023			Nine Months 2022
($ in millions)	Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio		Loss and Loss Expense Incurred	Impact on Loss and Loss Expense Ratio	Change in Ratio
Net catastrophe losses	$25.4	9.0	pts	$8.1	3.3	5.7	pts
Non-catastrophe property loss and loss expenses	24.6	8.7		30.2	12.4	(3.7)
(Favorable) prior year casualty reserve development	(5.0)	(1.8)		—	—	(1.8)
Total	$45.0	15.9		$38.3	15.7	0.2

We experienced elevated net catastrophe losses in Nine Months 2023 compared to Nine Months 2022, as discussed in the "Insurance Operations" section above.

The favorable prior year casualty reserve development in Nine Months 2023 was primarily due to improved loss severities in accident years 2021 and prior. There was no prior year casualty reserve development in Third Quarter 2022 and Nine Months 2022.

In addition, the loss and loss expense ratio was favorably impacted by a decrease in current year casualty loss costs of 4.5 points in Third Quarter 2023 and 4.0 points in Nine Months 2023, compared to the same prior-year periods. Our E&S casualty lines results have improved over recent years from several underwriting and claims initiatives and strong rate increases. The decrease in current year casualty loss costs reflected the impacts of these actions.

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

The effective duration of the fixed income securities portfolio, including short-term investments, was 4.1 years as of September 30, 2023. The effective duration is monitored and managed to maximize yield while managing interest rate risk at an acceptable level. Purchases and sales are made with the intent of maximizing investment returns in the current market environment while balancing capital preservation.

Our fixed income and short-term investments represented 92% of our invested assets at September 30, 2023 and December 31, 2022. Our fixed income and short-term investments portfolio had a weighted average credit rating of "A+" as of September 30, 2023 and "AA-" as of December 31, 2022, with investment grade holdings representing 96% of the total portfolio on both dates. The weighted average credit rating decline reflects the impact from the recent Fitch Ratings ("Fitch") downgrade of the U.S. sovereign ratings in Third Quarter 2023. This downgrade impacted the credit ratings of our U.S. government and government agency securities and agency mortgage-backed securities, which represented about 17% of our fixed income and short-term investments portfolio as of September 30, 2023.

For further details on the composition, credit quality, and various risks to which our portfolio is subject, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” of our 2022 Annual Report.

Total Invested Assets
($ in thousands)	September 30, 2023	December 31, 2022	Change
Total invested assets	$8,195,914	7,837,469	5%
Invested assets per dollar of common stockholders' equity	3.35	3.37	(1)

Components of unrealized gains (losses) – before tax:
Fixed income securities	(628,678)	(527,892)	19%
Equity securities	3,231	(5,431)	(159)%
Net unrealized gains (losses) – before tax	(625,447)	(533,323)	17%
Components of unrealized gains (losses) – after tax:
Fixed income securities	(496,655)	(417,035)	19%
Equity securities	2,552	(4,290)	(159)%
Net unrealized gains (losses) – after tax	(494,103)	(421,325)	17%

Invested assets increased $358.4 million at September 30, 2023, compared to December 31, 2022, reflecting our active investment of operating and investing cash flows in 2023. Operating cash flows during Nine Months 2023 were 17% of NPW. The increase in invested assets was partially offset by a $92.1 million increase in pre-tax unrealized losses during Nine Months 2023. The increase in pre-tax unrealized losses was primarily driven by an increase in benchmark U.S. Treasury rates, partially offset by a tightening of credit spreads.

Net Investment Income
The components of net investment income earned were as follows:

	Quarter ended September 30,		Change % or Points		Nine Months ended September 30,		Change % or Points
($ in thousands)	2023	2022			2023	2022
Fixed income securities	$90,013	68,236	32%		$254,016	184,305	38%
Commercial mortgage loans ("CMLs")	2,516	1,600	57		6,680	3,762	78
Equity securities	2,083	2,604	(20)		5,524	7,661	(28)
Short-term investments	3,941	1,152	242		11,483	1,660	592
Alternative investments	6,473	(5,581)	(216)		25,637	22,821	12
Other investments	284	112	154		515	75	587
Investment expenses	(4,447)	(4,234)	5		(13,790)	(13,571)	2
Net investment income earned – before tax	100,863	63,889	58		290,065	206,713	40
Net investment income tax expense	(20,636)	(12,356)	67		(58,974)	(40,007)	47
Net investment income earned – after tax	$80,227	51,533	56		$231,091	166,706	39
Effective tax rate	20.5%	19.3	1.2	pts	20.3%	19.4	0.9	pts
Annualized after-tax yield on fixed income investments	4.1	3.4	0.7		4.0	3.0	1.0
Annualized after-tax yield on investment portfolio	3.9	2.7	1.2		3.8	2.9	0.9

After-tax net investment income earned increased 56% in Third Quarter 2023 and 39% in Nine Months 2023, compared to the same prior-year periods, primarily driven by an increase in income earned on our fixed income securities portfolio due to higher book yields received from the investment of operating and investing cash flows over the past year in the higher interest rate environment.

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

	Quarter ended September 30,		Change %	Nine Months ended September 30,		Change %
($ in thousands)	2023	2022		2023	2022
Net realized gains (losses) on disposals	$(4,897)	(12,574)	(61)%	$(24,839)	(28,730)	(14)%
Net unrealized gains (losses) on equity securities	489	(7,777)	(106)	8,662	(31,791)	(127)
Net credit loss benefit (expense) on fixed income securities, AFS	(2,468)	(4,471)	(45)	7,925	(42,042)	(119)
Net credit loss benefit (expense) on fixed income securities, held-to-maturity	—	54	(100)	—	62	(100)
Net credit loss benefit (expense) on CMLs	(4)	—	—	(65)	—	—
Losses on securities for which we have the intent to sell	—	(913)	(100)	(645)	(6,412)	(90)
Total net realized and unrealized investment gains (losses)	$(6,880)	(25,681)	(73)	$(8,962)	(108,913)	(92)

Net realized and unrealized investment losses decreased 73% in Third Quarter 2023 compared to Third Quarter 2022, primarily due to (i) an increase in valuations reflecting the current public equities market, and (ii) a decrease in net realized losses on disposals from our AFS fixed income securities portfolio.

Net realized and unrealized investment losses decreased 92% in Nine Months 2023 compared to Nine Months 2022, primarily due to (i) a credit loss benefit recorded on our AFS fixed income securities portfolio in Nine Months 2023 compared to credit loss expense recorded in Nine Months 2022, and (ii) an increase in valuations reflecting the current public equities market. The credit loss benefit in Nine Months 2023 reflected the tightening of credit spreads, partially offset by rising benchmark U.S. Treasury rates.

Federal Income Taxes
The following table provides information regarding federal income taxes and reconciles federal income tax at the corporate rate to the effective tax rate:

	Quarter ended September 30,		Nine Months ended September 30,
($ in thousands)	2023	2022	2023	2022
Tax at statutory rate	$23,629	11,054	$63,301	36,211
Tax-advantaged interest	(508)	(981)	(1,766)	(3,097)
Dividends received deduction	(38)	(95)	(174)	(355)
Executive compensation	617	598	1,886	1,340
Stock-based compensation	(51)	(25)	(1,775)	(812)
Other	(340)	(437)	(429)	771
Federal income tax expense	$23,309	10,114	$61,043	34,058
Income before federal income tax, less preferred stock dividends	$110,217	50,339	$294,533	165,533
Effective tax rate	21.1%	20.1	20.7%	20.6

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

The Parent's investment portfolio includes (i) short-term investments that have historically been maintained in “AAA” rated money market funds, (ii) high-quality, highly liquid government and corporate fixed income securities, (iii) equity securities, (iv) alternative investments, and (v) a cash balance. In the aggregate, Parent cash and total investments amounted to $486 million at September 30, 2023, and $484 million at December 31, 2022.

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

The Insurance Subsidiaries paid $80 million in total dividends to the Parent in Nine Months 2023. The Insurance Subsidiaries' Boards of Directors did not declare a dividend payable to the Parent during Third Quarter 2023 and do not intend to declare a dividend in the fourth quarter of 2023 to support the continued growth of the Insurance Subsidiaries. As of December 31, 2022, our allowable ordinary maximum dividend is $283 million for 2023. All Insurance Subsidiary dividends to the Parent are (i) subject to the approval and/or review of its domiciliary state insurance regulator, and (ii) generally payable only from earned statutory surplus reported in its annual statements as of the preceding December 31. Although domiciliary state insurance regulators historically have approved dividends, there is no assurance they will approve future Insurance Subsidiary dividends.

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

Line of Credit
On November 7, 2022, the Parent entered into a Credit Agreement with the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as Administrative Agent ("Line of Credit"). Under the Line of Credit, the Lenders have agreed to provide the Parent with a $50 million revolving credit facility that can be increased to $125 million with the Lenders' consent. No borrowings were made under the Line of Credit in Nine Months 2023. The Line of Credit will mature on November 7, 2025, and has a variable interest rate based on the Parent’s debt ratings. We expect to continue to maintain a credit facility for liquidity purposes. For additional information regarding the Line of Credit and corresponding representations, warranties, and covenants, refer to Note 11. "Indebtedness" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report. We met all covenants under our Line of Credit as of September 30, 2023.

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

The Line of Credit permits aggregate borrowings from the FHLBI and the FHLBNY up to 10% of the respective member company’s admitted assets for the previous year. As SICNY is domiciled in New York, its FHLBNY borrowings are limited by New York insurance regulations to the lower of 5% of admitted assets for the most recently completed fiscal quarter, or 10% of admitted assets for the previous year-end. As of September 30, 2023, we had remaining capacity of $470.7 million for FHLB borrowings, with a $18.7 million additional stock purchase requirement to allow the member companies to borrow their remaining capacity amounts.

Short-term Borrowings
On April 6, 2023, SICA borrowed $20 million from the FHLBNY at an interest rate of 5.00% that was repaid on May 8, 2023. These funds were used for general corporate purposes.

Intercompany Loan Agreements
The Parent has lending agreements with the Indiana Subsidiaries, approved by the Indiana Department of Insurance, that provide the Parent with additional intercompany liquidity. Similar to the Line of Credit, these lending agreements limit the Parent’s borrowings from the Indiana Subsidiaries to 10% of the admitted assets of the respective Indiana Subsidiary. The outstanding balance on these intercompany loans was $40.0 million as of both September 30, 2023, and December 31, 2022. The remaining capacity under these intercompany loan agreements was $121.5 million as of both September 30, 2023, and December 31, 2022. Additionally, we have other insurance regulator-approved intercompany agreements in place that facilitate liquidity management between the Parent and the Insurance Subsidiaries to enhance flexibility.

Capital Market Activities
The Parent had no private or public stock issuances during Nine Months 2023. In addition, we had no common stock share repurchases during Nine Months 2023 under our existing share repurchase program. We had $84.2 million of remaining capacity under our share repurchase program as of September 30, 2023. For additional information on the share repurchase program, refer to Note 17. “Equity” in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

Uses of Liquidity
The Parent's liquidity generated from the sources discussed above is used, among other things, to pay dividends to our stockholders. Dividends on shares of the Parent's common and preferred stock are declared and paid at the discretion of the Board based on our operating results, financial condition, capital requirements, contractual restrictions, and other relevant factors. On November 1, 2023, our Board declared:

•A 17% increase in the quarterly cash dividend on common stock, to $0.35 per common share, that is payable December 1, 2023, to holders of record on November 15, 2023; and
•A cash dividend of $287.50 per share on our 4.60% Non-Cumulative Preferred Stock, Series B (equivalent to $0.28750 per depository share) payable on December 15, 2023, to holders of record as of November 30, 2023.

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

Capital Resources
Capital resources ensure we can pay policyholder claims, furnish the financial strength to support the business of underwriting insurance risks, and facilitate continued business growth. At September 30, 2023, we had GAAP stockholders' equity and statutory surplus of $2.6 billion. With total debt of $504.6 million at September 30, 2023, our debt-to-capital ratio was 16%. For additional information on our statutory surplus, see Note 22. "Statutory Financial Information, Capital Requirements, and Restrictions on Dividends and Transfers of Funds" in Item 8. "Financial Statements and Supplementary Data." of our 2022 Annual Report.

The following table summarizes certain contractual obligations we had at September 30, 2023, that may require us to invest additional amounts into our investment portfolio, which we would fund primarily with operating cash flows.

($ in millions)	Amount of Obligation
Alternative and other investments	$247.3
Non-publicly traded collateralized loan obligations in our fixed income securities portfolio	95.2
Non-publicly traded common stock within our equity portfolio	24.4
CMLs	1.3
Privately-placed corporate securities	32.0
Total	$400.2

There is no certainty (i) that any such additional investments will be required, and (ii) of the timing of funding. We expect to have the capacity to fund these commitments through our normal operating and investing activities as they come due.

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

As of September 30, 2023, and December 31, 2022, we had no (i) material guarantees on behalf of others and trading activities involving non-exchange traded contracts accounted for at fair value, (ii) material transactions with related parties other than those disclosed in Note 18. “Related Party Transactions” in Item 8. “Financial Statements and Supplementary Data.” of our 2022 Annual Report, and (iii) material relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Consequently, we are not exposed to any material financing, liquidity, market, or credit risk related to off-balance sheet arrangements.

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

Book value per common share increased 5% to $40.35 as of September 30, 2023, from $38.57 as of December 31, 2022, driven by $3.83 in net income available to common stockholders per diluted common share, partially offset by a $1.31 increase in unrealized losses on our fixed income securities portfolio and $0.90 in dividends to our common stockholders. The increase in net unrealized losses on our fixed income securities was primarily driven by an increase in benchmark U.S. Treasury rates, partially offset by a tightening of credit spreads. Our adjusted book value per share, which is book value per share excluding total after-tax unrealized gains or losses on investments included in accumulated other comprehensive income (loss), increased to $48.54 as of September 30, 2023, from $45.49 as of December 31, 2022.

Cash Flows
Net cash provided by operating activities increased to $522.3 million in Nine Months 2023, compared to $485.4 million in Nine Months 2022, primarily driven by higher levels of cash received for premiums.

Net cash used in investing activities increased to $470.0 million in Nine Months 2023, compared to $450.9 million in Nine Months 2022, as a result of investing more cash from operating activities. Operating cash flows during Nine Months 2023 were 17% of NPW.

Net cash used in financing activities decreased to $64.1 million in Nine Months 2023, compared to $70.6 million in Nine

Months 2022, primarily due to decreased activity in our share repurchase program in Nine Months 2023, partially offset by increased dividends to our common stockholders in Nine Months 2023.

Ratings
Our ratings are as follows:

Nationally Recognized Statistical Rating Organizations	Financial Strength Rating	Outlook
AM Best Company	A+	Stable
Moody's Investors Services ("Moody's")	A2	Positive
Fitch Ratings	A+	Stable
Standard & Poor's Global Ratings ("S&P")	A	Stable

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

On October 9, 2023, S&P reaffirmed our "A" rating with a "stable" outlook. In taking this rating action, S&P cited our (i) strong financial and business risk profiles, (ii) sound underwriting process that produces profitable operating performance, and (iii) very strong and stable capital adequacy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information about market risk set forth in our 2022 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework ("COSO Framework") in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of such period are (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is appropriately accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions about required disclosure. No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during Third Quarter 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Incidental to our insurance operations, we are routinely engaged in legal proceedings with inherently unpredictable outcomes that could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods. For additional information regarding our legal risks, refer to Note 13. "Litigation" in Item 1. "Financial Statements." of this Form 10-Q and Item 1A. “Risk Factors.” below in Part II. “Other Information.” As of September 30, 2023, we have no material pending legal proceedings that could have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding our purchases of our common stock in Third Quarter 2023:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Announced Programs (in millions)[2]
July 1-31, 2023	659	$97.45	—	$84.2
August 1-31, 2023	105	103.30	—	84.2
September 1-30, 2023	2,195	98.66	—	84.2
Total	2,959	$98.55	—	$84.2
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement") or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

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
**101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

**104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL.
* Filed herewith.
** Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTIVE INSURANCE GROUP, INC.
Registrant

Date:	November 2, 2023	By: /s/ John J. Marchioni
John J. Marchioni
Chairman of the Board, President and Chief Executive Officer
(principal executive officer)

Date:	November 2, 2023	By: /s/ Mark A. Wilcox
Mark A. Wilcox
Executive Vice President and Chief Financial Officer
(principal financial officer)